Form 10-Q
period 1996-05-31
FACTSET RESEARCH SYSTEMS INC
filed 1996-07-31
CIK 1013237

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended: May 31, 1996

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission file number 1-11869

                  FACTSET RESEARCH SYSTEMS INC.
      (Exact name of registrant as specified in its charter)

            DELAWARE                             13-3362547
        (State or other jurisdiction of     (I.R.S. Employer
        incorporation or organization)      Identification Number)

                       ONE GREENWICH PLAZA
                       GREENWICH, CT 06830
                         (203) 863-1500
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes X - No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                 Outstanding at May 31, 1996
- -------------------                 ---------------------------

Common Stock, par value $.01        9,526,300

                  FACTSET RESEARCH SYSTEMS INC.

                        TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
           Consolidated Statement of
           Financial Condition
           May 31, 1996 and August 31, 1995............................... 3

           Consolidated Statements of Income
           for the three months ended and
           the nine months ended May 31, 1996 and 1995.................... 4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended May 31, 1996 and 1995................ 5

           Notes to the Condensed Consolidated Financial Statements....... 6

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................... 7

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings................................................ 11

ITEM 2 - Changes In Securities............................................ 11

ITEM 3 - Submission of Matters to a vote of Security Holders.............. 11

ITEM 4 - Other Information................................................ 11

ITEM 5 - Reports on Form 8-K.............................................. 11

Signatures................................................................ 12

ITEM 6 - Exhibits......................................................... 13

ITEM 1

                    FactSet Research Systems Inc.
                Consolidated Statement of Financial Condition
                            (in thousands)

                                 (Unaudited)
                                   May 31,        August 31,
                                     1996            1995
                                   -------        ----------
ASSETS

Cash and cash equivalents          $11,906        $11,588
Investments                          1,364          1,137
Receivable from clients and
 clearing brokers                    5,023          4,102
Receivable from officers and
 employees                           4,302          4,182
Prepaid expenses                       210            132
Prepaid taxes                          251              0
Deferred taxes                       1,864          1,600
                                  --------       ---------
     Total current assets           24,920         22,741
Furniture, equipment, and
 leasehold improvements, net         6,751          4,946
Deferred taxes                         353            379
Other assets                           873            597
                                   -------        -------
     Total assets                  $32,897        $28,663
                                   =======        =======
LIABILITIES AND STOCKHOLDERS'
 EQUITY

Accounts payable and accrued
 expenses                          $ 1,080        $ 1,629
Accrued compensation payable           790            980
Accrued ESOP contribution              435            480
Deferred fees and commissions        3,611          2,851
Current taxes payable                    0            768
Deferred rent                          118            118
                                   -------        -------
     Total current liabilities       6,034          6,826
Deferred Rent                          367            464
                                   -------        -------
     Total liabilities               6,401          7,290
                                   -------        -------
Stockholders' Equity:
  Common stock                          96             95
  Capital in excess of par
   value                             1,537          1,235
  Retained earnings                 24,885         20,188
  Treasury stock                      (164)          (162)
  Unrealized gain on
   investments, net of taxes           142             17
                                   -------        -------
     Total stockholders'
      equity                        26,496         21,373
                                   -------        -------
     Total liabilities and
      stockholders' equity         $32,897        $28,663
                                   =======        =======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     FactSet Research Systems Inc.
                   Consolidated Statement of Income
                              (unaudited)
                 (in thousands, except per share data)


                                   Three Months Ended    Nine Months Ended
                                        May 31,               May 31,
                                    1996     1995         1996      1995
                                  -------  -------      -------   -------

Commission                          6,022    5,317       17,262    16,016
Fee income                          5,414    3,752       14,872    10,651
                                  -------  -------      -------   -------
     Total revenues                11,436    9,069       32,134    26,667

Employee compensation costs         3,407    2,787        9,869     8,164
Clearing costs                      1,131    1,101        3,242     3,199
Data costs                            872      784        2,477     2,295
Communication costs                   677      534        2,106     1,761
Computer equipment                    793      564        2,083     1,649
Promotion                             668      475        1,668     1,299
Occupancy                             609      539        1,729     1,516
Other expenses                        470      337        1,294       823
                                  -------  -------      -------   -------
     Total costs and expenses       8,627    7,121       24,468    20,706
                                  -------  -------      -------   -------
     Income from operations         2,809    1,948        7,666     5,961

Other income                          145      175          576       416
                                  -------  -------      -------   -------
Income before provision
  for income taxes                  2,954    2,123        8,242     6,377

Provision for income taxes          1,279      913        3,545     2,723
                                  -------  -------      -------   -------
     Net income                     1,675    1,210        4,697     3,654
                                  =======  =======      =======   =======
     Net income per share            0.16     0.11         0.44      0.36
                                  =======  =======      =======   =======
     Weighted average number of
     common shares outstanding     10,750   10,679       10,761    10,125
                                  =======  =======      =======   =======

                    FactSet Research Systems Inc.
           Condensed Consolidated Statements of Cash Flows
                             (unaudited)
                            (in thousands)


                                             Nine Months Ended
                                                  May 31,
                                              1996      1995
                                             ------    ------
Cash flows from operating
 activities:
   Net Income                                 4,697     3,654
   Adjustments to reconcile net
    income to net cash provided
    by operating activities                   2,181     1,823
   Depreciation and amortization
    (Gain) loss on disposal of
    equipment                                  (104)       42
   Changes in assets and liabilities:
     Receivable from clients and
      clearing brokers                         (921)     (288)
     Receivable from officers and
      employees                                (119)     (526)
     Prepaid expenses                           (78)      (88)
     Prepaid taxes                             (251)      131
     Other assets                              (513)     (311)
     Accounts payable and accrued
      expenses                                 (314)      113
     Accrued compensation payable              (190)      175
     Deferred fees and commissions              761      (657)
     Taxes payable                             (768)      231
     Deferred rent                              (98)       17
                                             ------    ------
       Net cash provided by
        operating activities                  4,283     4,316
                                             ------    ------
Cash flows from investing activities:
  Net (Increase) Decrease In Investments        (96)      814
  Purchase of furniture, equipment,
   and leasehold improvements                (4,123)   (1,382)
  Proceeds from disposal of equipment           240       170
                                             ------    ------
       Net cash used in investing
        activities                           (3,979)     (398)

Cash flows from financing activities:
  Repurchase of common stock from
   employees                                     (2)      (12)
  Proceeds from exercise of stock
    options                                      16         0
                                             ------    ------
       Net cash provided by (used) in
        financing activities                     14       (12)
                                             ------    ------
Increase in cash and case equivalents           318     3,906

Cash and cash equivalents, beginning of
 period                                      11,588     5,265
                                             ------    ------
Cash and cash equivalents, end of
 period                                      11,906     9,171
                                             ======    ======

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     FactSet Research Systems Inc.
            Notes To The Consolidated Financial Statements
                             May 31, 1996

1. Summary of Accounting Principles

          The accompanying consolidated financial statements include the accounts of FactSet Research Systems Inc. ("the Company") and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

          The consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended August 31, 1995 and the six months ended February 29, 1996 included in the Company's prospectus dated June 27, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

2. Initial Public Offering

          On June 28, 1996, the Company completed an initial public offering of 3,593,750 shares of its common stock, which included 468,750 shares granted to the underwriters upon exercise of their over-allotment option. The shares were sold by certain stockholders of the Company for gross proceeds of $61,093,750. The Company did not receive any of the proceeds from the offering. The Company has agreed to pay certain expenses of the Offering in an amount estimated at $290,000 of which $193,000 has been recorded against Stockholders' Equity.

ITEM 2

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations


Overview

          The Company's revenue is derived from subscription charges. Solely at the option of each client, these charges may be paid either in the form of commissions on securities transactions (in which case subscription revenue is recorded as Commissions) or on a cash basis (in which case subscription revenue is recorded as Fees).

          Subscription revenue paid in commissions is based on securities transactions introduced and cleared on a fully disclosed basis through two clearing brokers, Bear, Stearns & Co. and Broadcort Capital Corp. (an affiliate of Merrill Lynch & Co.). Clearance is performed by these two brokers pursuant to annually renewable contracts at volume discounted rates.

          Over the last several years, there has been a trend by both existing and new clients toward payment of subscription charges on a cash rather than commission basis. As a percentage of total revenue, commissions represented 66.8%, 61.1%, 59.6% and 53.7%, respectively, for the three fiscal years ended August 31, 1993, 1994 and 1995, and the nine month period ended May 31, 1996.

          Subscription charges are quoted to clients on an annual basis, but are earned as services are provided on a month to month basis. Subscription revenue recorded as Commissions and subscription revenue recorded as Fees are each recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the consolidated statement of financial condition as receivable from clients. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of a client's earned subscription revenue are reflected on the consolidated statement of financial condition as deferred fees and commissions.

          Operating expenses included employee compensation and benefits, clearing fees, data costs, communication costs, computer equipment expenses, occupancy expenses, promotional costs and other expenses.

          Employee compensation and benefits expenses include, in addition to employee salaries and bonuses, payroll taxes, the Company's ESOP contributions, health insurance costs and costs associated with the Company's key-man life insurance policies.

          Clearing fees are directly related to commission revenue. Clearing fees for executed transactions are recorded on trade date basis as securities transactions occur, with clearing fees related to commissions receivable recorded simultaneously with the related receivable.

          Data costs consist of fees and royalties paid by the Company to database suppliers. Under agreements with certain database suppliers, the Company collects database fees from clients and pays those fees to the database supplier on the clients' behalf. In many cases, however, clients pay database suppliers directly for access to databases. Such payments are not reflected on the Company's financial statements.

          Communication costs are charges paid by the Company for clients' communication with the FactSet system, including long distance telephone charges, charges associated with the Company's
WAN and Internet access charges.

          Computer equipment expenses consist of non-capitalized equipment acquisition costs and depreciation expense relating to the Company's mainframe computers and other related equipment, including communications equipment. The cost of communications equipment provided to clients for use at client sites is classified as an expense.

          Occupancy expense includes costs related to the Company's leased facilities in Greenwich, Connecticut, New York,
New York, San Mateo, California, London, England and Tokyo,
Japan, as well as amortization expense relating to leasehold improvements at those facilities.

          Promotional expenses consist primarily of the cost of travel for the Company's marketing personnel and consultants, costs associated with the printing of operations manuals and promotional literature and expenses relating to Company participation at industry trade shows and conventions.

          Other expenses include professional expenses, office expenses and other miscellaneous expenses.

          Other income consists primarily of interest income.

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
                           (continued)

Results of Operations

          Subscription revenue. Subscription revenue for the third quarter and nine months ending May 31, 1996 were $11.4 million and $32.1 million, respectively. These represent 26.1% and 20.5% increases over the same periods in fiscal 1995. FactSet's revenue growth resulted from an increase in the number of new clients as well as increased penetration among existing clients. The number of clients increased 13.4% from 374 at May 31, 1995 to 424 at May 31, 1996. New clients consist of new international clients, United States investment managers and United States investment banks. Revenue growth from existing clients was attributable to an increase in the number of authorized workstations and the addition of new applications, databases and service offerings.

          Employee compensation and benefits. Employee compensation and benefits for the third quarter 1996 were $3.4 million (29.8% of revenues) and $2.8 million (30.7% of revenues) in the third quarter ending May 31, 1995. On a year-to-date basis for 1996, employee compensation and benefits were $9.9 million (30.7% of revenues) compared to $8.2 million (30.6% of revenues) in 1995. This increase was primarily due to the addition of new employees to support FactSet's continued growth and expansion in existing as well as new industry segments and regions, such as Europe and the Pacific Rim, which are in the early stages of business development. To a lesser extent, the increases were due to increases in compensation and benefit costs for existing personnel.

          Clearing fees. Clearing fees for the third quarter 1996 and 1995 remained relatively constant at $1.1 million. On a year-to-date basis, clearing fees also remained constant at $3.2 million for fiscal 1996 and 1995. Clearing fees, as a percentage of revenue, decreased from 12.1% in the third quarter 1995 period to 9.9% in the third quarter 1996 period. This decrease reflects a decrease in clearing fees per transaction as well as a shift in payment form by clients from a commission basis to a fee basis.

          Data costs. Data costs for the third quarter 1996 increased to $0.9 million from $0.8 millions in the same period last year. On a year-to-date basis, data costs were $2.5 million in 1996 and $2.3 million in 1995. As a percentage of revenue, data costs decreased from 8.6% in the third quarter 1995 period to 7.7% in the third quarter 1996 period. This decrease reflects improved terms from certain database providers and economies of scale achieved from a larger client base, partially offset by the higher data costs associated with additional databases.

          Communication costs. Communication costs for the third quarter 1996 increased to $0.7 million from $0.5 million in the same period last year. On a year-to-date basis, communications costs were $2.1 million in 1996 and $1.8 million in 1995. This increase is primarily due to increased usage by new and existing clients, partially offset by the implementation of the WAN at an increasing number of clients. Communication costs, as a percentage of revenue, remained constant at 5.9% in the third quarter 1995 period and in the 1996 period.

          Computer equipment. Computer equipment costs for the third quarter 1996 increased to $0.8 million from $0.6 million in the same period last year. Year-to-date, computer equipment costs have increased to $2.1 million in 1996 compared with $1.6 million in 1995. As a percentage of revenue, computer equipment costs for the third quarter increased from 6.2% in the 1995 period to 6.9% in the 1996 period. The increase was primarily due to the higher depreciation expense associated with increased capital expenditures as well as a greater proportion of computer assets with shorter depreciable lives.

          Occupancy. Occupancy costs for the third quarter 1996 increased to $0.6 million from $0.5 in the 1995 period. On a year-to-date basis, occupancy expense was $1.7 million in 1996 and $1.5 million in 1995. As a percentage of revenue, occupancy costs decreased from 5.9% in the third quarter 1995 to 5.3% in the 1996 period. This decrease reflects improved operating leverage from FactSet's revenue growth, partially offset by the costs associated with the expansion of its Greenwich, Connecticut facilities to accommodate the growth in its business and personnel.

          Promotional costs. Promotional costs for the third quarter 1996 increased to $0.7 million from $0.5 million in the same period in 1995. Year-to-date, promotional costs have increased to $1.7 million in 1996 from $1.3 million in 1995. In the third quarter promotional costs, as a percentage of revenue, increased to 5.8% in the 1996 period from 5.2% in the 1995 period. This increase was due to increased travel expenses associated with marketing to new industry segments and geographic regions as well as increased promotional expenses.

          Other expenses. Other expenses for the third quarter 1996 increased to $0.5 million from $0.3 million in the 1995 period. On a year-to-date basis, other expenses have increased to $1.3 million in 1996 from $0.8 million in 1995. As a percentage of revenue, other expenses increased to 4.1% in the third quarter 1996 from 3.7% in the 1995 period. The increase was primarily due to increases in expenses for professional services as well as increases in office expense. To a lesser extent the increase was due to higher miscellaneous taxes and other miscellaneous expenses.

          Operating income. Operating income for the third quarter increased to $2.8 million from $1.9 million in the 1995 period. On a year-to-date basis, operating income increased to $7.7 million in 1996 from $6.0 million in 1995. As a percentage of revenue, operating income increased to 24.6% in the third quarter 1996 from 21.5% in the 1995 period.

          Other income. Other income decreased to $0.1 million in the third quarter 1996 from $0.2 million in 1995. The decrease in other income was due to a timing difference in the accrual of certain interest income. Year-to-date, other income has increased to $0.6 million in 1996 from $0.4 in 1995.

          Income taxes. Income taxes for the third quarter 1996 increased to $1.3 million from $0.9 million in the same period last year. Year-to-date, income taxes increased to $3.5 million in 1996 from $2.7 million in 1995. This increase is due to higher income before taxes.

          Net income. Net income for the third quarter and nine months ending May 31, 1996 was $1.7 million and $4.7 million respectively. These represent 38.4% and 28.5% increases over the same periods in fiscal 1995. As a percentage of revenue, net income increased to 14.6% in the third quarter 1996 from 13.3% in the 1995 period.

Liquidity and Capital Resources

          The Company's cash, cash equivalents and investments balance was $13.3 million at May 31, 1996, as compared to $12.7 million at August 31, 1995, an increase of $600,000. Net cash provided by operating activities remained constant at roughly $4.3 million for the nine months ended May 31,1996 and May 31, 1995, due primarily to an increase in accounts receivable associated with revenue growth as well as the timing of tax payments. Net cash used for investing activities for the nine months ended May 31, 1996 was $4.0 million, due primarily to the increased purchases of equipment and leasehold improvements.

          The Company believes that its current cash balances and funds anticipated to be generated from operations, will be sufficient to satisfy working capital and capital expenditure requirements for the next twelve months.

Part II - Other Information


Item 1 - Legal Proceedings: None

Item 2 - Changes in Securities: None

Item 3 - Submission of Matters to a vote of Security Holders: None

Item 4 - Other Information: None

Item 5 - Exhibits and Reports on Form 8-K:

         10.1 Registration Rights Agreements among the Company,
         Howard E. Wille and Charles J. Snyder

         10.2 Employment Agreement between the Company and Howard E. Wille

         10.3 Employment Agreement between the Company and Charles J. Snyder

                  FACTSET RESEARCH SYSTEMS INC.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FactSet Research Systems Inc.
                                                          (Registrant)



Date: July 29, 1996                /s/ Ernest S. Wong
                                   ----------------------
                                   Ernest S. Wong
                                   Senior Vice President
                                   Chief Financial Officer