Form 10-Q/A
period 1996-05-31
FACTSET RESEARCH SYSTEMS INC
filed 1996-08-02
CIK 1013237

AMENDMENT NO. 1

                                                  TO

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

		  FACTSET RESEARCH SYSTEMS INC.

			TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
	   Consolidated Statement of
	   Financial Condition
	   May 31, 1996 and August 31, 1995.................................  3

	   Consolidated Statements of Income
	   for the three months ended and
	   the nine months ended May 31, 1996 and 1995......................  4

	   Condensed Consolidated Statements of Cash Flows
	   for the nine months ended May 31, 1996 and 1995..................  5

	   Notes to the Condensed Consolidated Financial Statements.........  6

Item 2 - Management's Discussion and Analysis of
	 Financial Condition and Results of Operations......................  7

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings.................................................. 11

ITEM 2 - Changes In Securities.............................................. 11

ITEM 3 - Submission of Matters to a vote of Security Holders................ 11

ITEM 4 - Other Information.................................................. 11

ITEM 5 - Reports on Form 8-K................................................ 11

Signatures.................................................................. 12

ITEM 6 - Exhibits........................................................... 13

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

		     FactSet Research Systems Inc.
		   Consolidated Statement of Income
			      (unaudited)
		 (in thousands, except per share data)


				   Three Months Ended    Nine Months Ended
					May 31,               May 31,
				    1996     1995         1996      1995
				  -------  -------      -------   ------

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