Form 10-K
period 1996-08-31
FACTSET RESEARCH SYSTEMS INC
filed 1996-11-26
CIK 1013237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                    FORM 10-K

|X|    ANNUAL REPORT PURSUANT TO SECTION13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended August 31, 1996


|_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period From ____ to ____
                               __________________

                         Commission File Number: 1-11869

                          FACTSET RESEARCH SYSTEMS INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     13-3362547
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

       One Greenwich Plaza,
      Greenwich, Connecticut                                06830
(Address of  principal executive office)                 (Zip Code)

       Registrant's telephone number, including area code: (203) 863-1500 Securities registered pursuant to Section 12(b) of the Act: Common Stock
        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 15, 1996 was $128,332,979

The number of shares outstanding of the registrant's common stock as of November 15, 1996 was 9,526,354.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated November 26, 1996 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held January 9, 1997 are incorporated by reference into Part III.

                          FACTSET RESEARCH SYSTEMS INC.

                                    FORM 10-K

                    For The Fiscal Year Ended August 31, 1996

                                      INDEX
                                                                         Page

                                     PART I

Item 1.    Business......................................................  1

Item 2.    Properties....................................................  5

Item 3.    Legal Proceedings.............................................  5

Item 4.    Submission of Matters to a Vote of Security Holders...........  5

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder
           Matters.......................................................  6

Item 6.    Selected Financial Data.......................................  7

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................  7

Item 8.    Financial Statements and Supplementary Data................... 14

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures..................................... 14

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............ 30

Item 11.   Executive Compensation........................................ 31

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management.................................................... 31

Item 13.   Certain Relationships and Related Transactions................ 31

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K................................................... 32

Signatures .............................................................. 33


                                     PART I

ITEM 1.    BUSINESS

Overview

FactSet Research Systems Inc. is a leading provider of online integrated database services to the financial community. The Company, which markets its services in the United States, Europe and the Pacific Rim, combines multiple large-scale databases into a single, coherent mainframe computer information system accessible from clients' personal computer terminals. The Company's aggregated data library provides a broad variety of financial and economic information, including fundamental data on more than 20,000 companies worldwide. By allowing clients the ability to simultaneously access multiple databases as if they were part of a single database and search for and download specific data directly into their spreadsheets and other work products, FactSet provides investment managers, investment banks and other financial institutions with a comprehensive, "one-stop" source for financial information and analytics. The Company's advanced, proprietary software tools enable clients to manipulate and analyze the data provided by the Company and present it in a wide variety of formats, including custom reports designed by the clients. At August 31, 1996, 439 clients with more than 6,000 authorized workstations subscribed to the Company's services, including many leading investment managers and investment banks.

The Company was formed in 1978 and has been profitable in each of the last 16 years. For the five fiscal years ended August 31, 1996, the Company sustained compound annual growth rates of revenue, operating income and net income of 22.0%, 24.9% and 25.2%, respectively.

Industry Overview

The worldwide market for financial information is estimated to have grown 13% in 1995 to approximately $10.0 billion. The primary users of financial information of the type provided by the Company are investment managers and investment banks. In the United States alone, there are currently an estimated 900 investment managers with over $500 million under management and 151 investment banks with over $20 million in capital. The market for financial information, both in the United States and worldwide, is expected to continue to demonstrate strong growth for the foreseeable future. Factors which the Company believes contribute to this industry growth include (i) the underlying growth of the investment management business with its requisite information needs; (ii) improved technology providing end users with substantially increased analytic capabilities and the ability to inexpensively and rapidly store, access and transfer large amounts of data; (iii) the increasingly competitive investment environment requiring immediate access to accurate information; (iv) the growth of alternative investment institutions such as hedge funds and limited partnerships; and (v) the development of complex financial instruments with large associated information requirements.

The market for financial information services is undergoing significant change, driven by rapid growth in the amount of available information and increasingly competitive global capital markets. Financial services professionals depend on a wide array of financial data including current and historical security prices, historical and estimated future company financial information, benchmark data and indices, general economic data and other financial data. In addition, the Company believes that it is becoming increasingly important for these professionals to integrate and analyze the historical relationships between multiple types of financial information in forming their investment decisions. Financial information is typically contained in databases maintained by a wide variety of vendors and provided to clients in both CD-ROM and online formats.
In the absence of database integration, in order to utilize data from a variety of sources, an individual user must access and retrieve data from multiple separate databases, with data often in varied formats, and then must manually integrate and tabulate the accumulated data to suit his or her particular task.

Since its inception, FactSet has experienced competition from a number of financial information providers supplying data in a variety of formats. In the 1980's, the Company's primary competitors were "time-sharing" services, which sold financial data based on clients' online time. Although many of these competitors were established, well-capitalized companies, the Company believes that it was able to compete successfully due to the financial services industry's need for a comprehensive and efficient source of financial data. Currently, the Company believes that it will continue to compete effectively in the market for financial information based on the competitive advantages described below.

FactSet's Competitive Advantages

The FactSet system integrates financial data from over 50 separate databases to form an aggregated data library that allows users to search, download and manipulate all available data as if from one source without having to make adjustments for differing formats or presentations. Management believes that this attribute of the FactSet system, as well as the Company's (i) internally developed, proprietary software that allows extensive manipulation of data, including downloading directly to custom spreadsheets developed by clients for use on the FactSet system: (ii) sophisticated system architecture that allows users to access the computing power of its mainframe computer platform through its easy-to-use Window-based programs: (iii) advanced communications infrastructure, including its wide area network ("WAN"), through which approximately 25% of its clients and 50% of its authorized workstations are now connected to the FactSet system; (iv) proprietary integrated database structure, which facilitates speed and efficiency in data retrieval; (v) superior client services, including its ability to work closely with clients to develop customized data solutions; and (vi) ability to recruit, train and retain highly talented engineering and marketing personnel, have been significant to the Company's growth and profitability and provide competitive advantages over other financial data providers.

Growth Strategy

The Company intends to continue to expand its operations while maintaining attractive levels of profitability. The Company plans to introduce new service enhancements, applications, and databases designed to increase penetration of existing clients and attract new clients. Growth in the Company's client base is expected to result both from an expansion of the market for financial information and from increased market share achieved in competition with other database providers. The Company has recently expanded its marketing efforts to focus on specific industry segments, including investment banking and portfolio management, and on geographic expansion to Europe and the Pacific Rim, each of which the Company believes present significant opportunities for growth. The Company will also explore strategic acquisitions and alliances as such opportunities arise.

Applications

FactSet has developed advanced proprietary software tools to enable users to create investment analyses using the Company's mainframe computer and integrated data library. This software allows clients, utilizing easy-to-use Windows-based programs, to access the power of the FactSet mainframe computer to manipulate the data provided by the Company and to present that data in a wide variety of formats, including standard FactSet reports, high-speed screening, stock price reports and charts. Reports can be tailored to formats designed by or for individual clients. While many of the Company's competitors offer similar applications, the Company believes that none offer a package of applications as comprehensive and user-friendly as those offered by the Company.
See "Competition."

Clients

The Company's client base consists of investment managers, investment banks and, to a limited extent, corporations and accounting firms. As of August 31, 1996, the Company had 439 clients, the substantial majority of which are located in the United States. For fiscal 1996, average revenue per client was $107,000 compared with $96,000 in fiscal 1995.


Consultative Services

Providing superior consultative services is an integral part of the Company's business philosophy and has contributed to a client retention rate (on a revenue basis) which has consistently been over 95%. The goal of the Company's client support consultants is to maximize the utility of the FactSet system to clients and thereby promote lasting and mutually profitable client relationships. Client support consultants work with clients, often at client sites, to develop custom applications tailored to clients' information needs. The Company also conducts several dozen training seminars across the nation annually and maintains a client support hotline and a round-the-clock emergency beeper service. Consulting and training services are provided to clients free of charge.

System Structure

The design of the FactSet information system is based on the Company's belief that time sensitive information and complex searches and data manipulations can be best managed and delivered from a mainframe hub out to client networks and workstations. The linkage of the Company's mainframe computer power, speed and storage capacity with client terminals and networks results in a highly capable and efficient information delivery system.

Engineering and Product Development

The Company recognizes that its continued success depends upon its ability to enhance the FactSet system and to introduce new services that adequately anticipate and address technological and market developments and the needs of the Company's clients. The Company maintains an extensive staff of engineers focusing on both new and improved software applications and system structure and operations.

The Company is continually refining the process by which new and disparate databases are integrated into the FactSet system. The Company is developing a generalized integration system that it believes will significantly reduce the lead time and costs associated with the addition of new databases. The Company is also developing sophisticated tools for monitoring and maintaining the quality and integrity of data in the FactSet system as such data is routinely updated via feeds from database providers.

The Company's software engineers are developing applications designed to enhance and leverage the success of FactSet's windows interface. In connection with this interface, the Company has developed sophisticated system architecture that allows FactSet to centrally control the screen environment of and on-screen special service options available to individual users, thereby eliminating the need to continually upgrade FactSet software on clients' personal computers and workstations. The Company's engineers are also focusing on the needs of the Company's various client groups, and the product development cycle often involves consultation with and feedback from clients.

Databases

As of August 31, 1996, the Company acquired data from over 30 information providers supplying over 50 databases. The Company seeks to maintain, when possible, at least two sources for each item of data. The Company contracts with database vendors on either a fixed fee or royalty (per client) basis, with the contract generally renewable annually and cancelable on one year's notice. FactSet is a significant distributor for many of the databases provided by the Company.

Currently, the databases offered by the Company as part of its basic subscription package include fundamental corporate data, securities prices, business news and economic data.

As of August 31, 1996, a majority of the Company's clients subscribed for databases in addition to those offered with the Company's basic service. The Company charges clients based on a fixed annual surcharge for each additional database to which a client desires access. For most databases, the client must also pay an annual fee directly to the database provider.

The integration of new databases, in addition to making the FactSet system more useful to existing clients, enables the Company to tailor its services to the specific needs of additional user categories and markets. In 1993, the Company added a number of new databases to its library, including earnings estimates for I/B/E/S International, international fundamental corporate data from GLOBAL Vantage and portfolio data from BARRA and F.T. Actuaries. Additions in 1994 included data from Morgan Stanley Capital International and EDGAR SEC filings. In 1995, the Company added International Finance Corporation ("IFC") benchmark index data. The IFC, a subsidiary of the World Bank, is a provider of indices covering emerging markets. The Company also recently introduced the Toyo Kezai database, a source of fundamental corporate information on Japanese companies, CDA Signal, and the Russell U.S. Equity Profile, a comprehensive report that computes attribution characteristics of selected portfolios and benchmarks.

Competition

The financial information services industry is competitive and characterized by rapid technological change and the entry into the field of large and well-capitalized companies as well as smaller competitors. In a broad sense, the Company competes or may compete directly and indirectly in the United States and internationally with large, well-established news and information providers such as Dialog, Disclosure, Dow Jones, Lexis/Nexis, Pearson, Reuters, and Thomson, market data suppliers such as ADP, Bloomberg, and Telerate, as well as many of the database providers from whom the Company obtains data for inclusion in the FactSet system. The Company's most direct competitors include online and CD-ROM database suppliers and integrators such as OneSource Inc., COMPUTSTAT PC Plus, Baseline, DAIS Group, IDD Information Services, and Track Data Corp. primarily in the United States and Datastream and Randall-Helms primarily in international markets. Many of these competitors offer databases and applications that, in one form or another, are similar to the databases and applications offered by the Company, in some cases at lower prices. While many of the Company's competitors offer similar applications, the Company believes that none offer a package of applications as comprehensive and user-friendly as those offered by the Company.

Government Regulation

To facilitate the receipt of revenues on a commission basis, the Company's wholly owned subsidiary, FDS, is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934 (the "Exchange Act"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview". Rule 15c3-1 under the Exchange Act requires that FDS maintain minimum net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. FDS may be prohibited from paying cash dividends to the Company if such dividends would result in its net capital falling below the minimum requirement to its ratio of aggregate indebtedness to net capital exceeding 15 to 1. In addition, Rule 15c3-1 requires that FDS notify the Securities and Exchange Commission ("SEC") and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed the greater of $500,000 or 30% of the FDS's net capital, and two business days after a withdrawal that exceeds the greater of $500,000 and 20% of net capital. Finally, Rule 15c3-1 authorizes the SEC to order a freeze on the transfer of capital if FDS plans a withdrawal of more than 30% of its excess net capital and the SEC believes that such a withdrawal would be detrimental to the financial integrity of FDS. Compliance with Rule 15c3-1 could limit the Company's ability to undertake certain capital expenditures. At August 31,1996, FDS had net capital of $1,203,921 which was $817,087 in excess of its minimum net capital requirement of $386,834, and a ratio of aggregate indebtedness to net capital of 4.82 to 1.

ITEM 2.    PROPERTIES

The Company's principal executive offices are located in Greenwich, Connecticut. The Company maintains redundant mainframe computer centers at its Greenwich facility and at a facility in New York City. The Greenwich facility consists of approximately 37,000 square feet of office and computer center space. The Company also maintains offices in San Mateo, California, London, England and Tokyo, Japan. The Company has recently completed expansion of its San Mateo and London facilities. The Company leases all of its facilities.

ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on The New York Stock Exchange under the symbol "FDS". On November 21, 1996, there were approximately 850 holders of the Company's common stock. This number includes individual stockholders holding stock under nominee security position listings. The Company has not paid cash dividends on its common stock.


                                            Quarterly Financial and Stock Price Information
                                                 (In thousands, except per share data)


                                                                      Quarters
                                              First            Second            Third           Fourth *

1996
Revenue                                     $10,137           $10,561          $11,436           $12,214
Operating income                              2,323             2,534            2,809             2,967
Net income                                    1,464             1,558            1,675             1,773
--------------------------------------------------------------------------------------------------------
Earnings per share                        $    0.14          $   0.14         $   0.16          $   0.16
--------------------------------------------------------------------------------------------------------
Common stock price per share:*
   High                                         N/A               N/A              N/A            20 3/4
   Low                                          N/A               N/A              N/A            15 1/2

1995
Revenue                                      $8,613            $8,984           $9,070            $9,521
Operating income                              1,985             2,055            1,948             2,139
Net income                                    1,171             1,273            1,210             1,285
--------------------------------------------------------------------------------------------------------
Earnings per share                        $    0.12          $   0.12         $   0.11          $   0.12
--------------------------------------------------------------------------------------------------------
Common stock price per share:*
   High                                         N/A               N/A              N/A               N/A
   Low                                          N/A               N/A              N/A               N/A


* FactSet began trading on the New York Stock Exchange under the symbol "FDS" on June 28, 1996. The IPO price was $17.00 per share.

ITEM 6.    SELECTED FINANCIAL DATA

                                                         Financial Highlights
                                               (In thousands, except earnings per share)


                                                        Year Ended August 31
                                                        --------------------
                                         1996       1995       1994       1993       1992
                                         ----       ----       ----       ----       ----

Revenue                                 $44,348    $36,188    $29,019    $23,945   $19,279
Operating income                         10,633      8,100      3,443*     4,952     3,938
Pretax income                            11,384      8,670      3,694*     5,160     4,251
Net income                                6,470      4,939      1,947*     2,879     2,335
------------------------------------------------------------------------------------------
Earnings per share                         0.60       0.48       0.21*      0.31      0.25
Weighted average common shares           10,767     10,263      9,342      9,270     9,279
------------------------------------------------------------------------------------------
Total assets                             36,510     28,663     22,345     20,435    13,708
Stockholders' equity                     28,197     21,373     16,033     13,808    10,930
------------------------------------------------------------------------------------------

*Includes the effect of a special one-time executive bonus expense of $2,500,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis

Overview

FactSet Research Systems Inc. is a leading provider of online integrated database services to the financial community. The Company's revenue is derived from subscription charges. Solely at the option of each client, these charges may be paid either in the form of commissions on securities transactions (in which case subscription revenue is recorded as Commissions) or on a cash basis (in which case subscription revenue is recorded as Fees).
To facilitate the receipt of subscription revenue on a commission basis, the Company's wholly owned subsidiary, FactSet Data Systems Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934. FDS's only function is to facilitate the receipt of payments in respect to subscription charges and it does not otherwise engage in the securities business.

Subscription Revenue

Subscription revenue paid in commissions is based on securities transactions introduced and cleared on a fully disclosed basis through two clearing brokers, Bear, Stearns & Co. and Broadcort Capital Corp. (a subsidiary of Merrill Lynch Pierce Fenner & Smith, Inc.). Clearance is performed by these two brokers pursuant to annually renewable contracts at volume discounted rates. A client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS's account. Effective September 1, 1996, cash payments for subscription fees are being paid directly to the parent company, FactSet Research Systems, while commission fees are still paid to FactSet Data Systems.

Each client has the choice of paying subscription charges through commissions or cash. When a client elects to pay subscription charges in the form of commissions, the dollar amount payable is higher than the fee that would be payable for the same services on a cash basis because of the associated clearing fee payable by the Company to the clearing broker on such transactions. However, commissions net of related clearing fees are approximately equal to the fees that would be paid by a client on a cash basis.
Over the last several years, there has been a trend by both existing and new clients toward payment of subscription charges on a cash rather than commission basis. As a percentage of total revenue, commissions represented 61.1%, 59.6%, and 53.3%, for the three fiscal years ended August 31, 1994, 1995, and 1996, respectively.

Subscription charges are quoted to clients on an annual basis, but are earned on a month-to-month basis, as services are used by the client. Subscription revenue recorded as Commissions and subscription revenue recorded as Fees are each recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the consolidated statements of financial condition as receivable from clients. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of a client's earned subscription revenue are reflected on the consolidated statements of financial condition as deferred fees and commissions. FactSet does not enter into formal contracts with clients. The Company believes this practice enhances its marketing efforts by allowing clients to use the FactSet system without the requirement of a long-term commitment. The Company enjoys excellent client retention--FactSet's overall client retention rate (on a revenue basis) has consistently been over 95%.

The basic FactSet subscription consists of several databases, including fundamental corporate data, securities prices, business news, and economic data; two authorized workstations and companion home passwords; a basic application package; and technical support and training. Additional databases, workstations, and computer services (including enhanced and specialized applications) are available at additional cost. Consulting and training services are provided to clients for no additional fee.

Unlike services that charge fees based on actual system usage time, the Company charges fixed monthly amounts that vary among clients, based on the number of sites and workstations from which the FactSet system is available and the number of accessible databases and specialized services to which a client subscribes. The Company believes that this pricing policy encourages clients to use the FactSet system regularly and thus to integrate the system into their decision-making processes.

Expenses

Operating expenses include employee compensation and benefits, clearing fees, data costs, communication costs, computer equipment expenses, occupancy expenses, promotional costs, and other expenses.

Employee compensation and benefits expenses include--in addition to employee salaries and bonuses--payroll taxes, the Company's ESOP contributions, health insurance costs, and costs associated with the Company's key-man life insurance policies.

Clearing fees are directly related to commission revenue. Clearing fees for executed transactions are recorded on a trade date basis as securities transactions occur, with clearing fees related to commissions receivable recorded simultaneously with the related receivable.

Data costs consist of fees and royalties paid by the Company to database suppliers. Under agreements with certain suppliers, the Company collects database fees from clients and pays the database supplier on the clients' behalf. In many cases, however, clients pay database suppliers directly. Such payments are not reflected on the Company's financial statements.

Communication costs are charges paid by the Company for clients' communication with the FactSet system, including long-distance telephone charges, charges associated with the Company's wide area network (WAN), and Internet access charges.

Computer equipment expenses consist of noncapitalized equipment acquisition costs and depreciation expense relating to the Company's mainframe computers and other related equipment, including communications equipment. The cost of communications equipment provided to clients for use at client sites is classified as an expense.

Occupancy expense includes costs related to the Company's leased facilities in Greenwich, Connecticut; New York, New York; San Mateo, California; London, England; and Tokyo, Japan, as well as amortization expense relating to leasehold improvements at those facilities.

Promotional expenses consist primarily of the cost of travel for the Company's marketing personnel and consultants, costs associated with the printing of user manuals, training materials, and promotional literature, and expenses relating to Company participation at industry trade shows and conventions.

Other expenses include professional fees, office expenses, and other miscellaneous expenses.

Other

Other income consists primarily of interest income.

Several of the Company's European and Pacific Rim clients currently pay subscription fees to the Company in foreign currency, principally British pounds sterling and Japanese yen. In the event that revenue denominated in foreign currency grows to represent a material percentage of the Company's total revenue, the Company will consider appropriate strategies to manage risks associated with foreign currency exchange fluctuations.

The Company's commitment to maintaining state-of-the-art technology has required significant investment in its computer and communications systems. Accordingly, the Company expects this level of investment to continue with the growth and expansion of operations.

Results of Operations

The following table sets forth, for the periods indicated, certain items derived from the Company's consolidated statements of income as a percentage of revenue. Totals may not add up precisely due to rounding.

Percentage of Revenue             Years Ended August 31,    1996        1995        1994
----------------------------------------------------------------------------------------

Subscription revenue
     Commissions                                            53.3        59.6        61.1
     Fees                                                   46.7        40.4        38.9
                                                           -----       -----       -----
                                                           100.0       100.0       100.0
                                                           =====       =====       =====
----------------------------------------------------------------------------------------

Expenses
     Employee compensation and benefits                     30.1        30.5        38.3
     Clearing fees                                           9.9        11.8        11.8
     Data costs                                              7.9         8.5         8.4
     Communication costs                                     6.4         6.7         7.0
     Computer equipment                                      6.5         6.1         7.9
     Occupancy                                               5.6         5.7         6.5
     Promotional costs                                       5.3         5.2         4.8
     Other expenses                                          4.3         3.2         3.4
                                                           -----       -----       -----
Total expenses                                              76.0        77.6        88.1
Operating income                                            24.0        22.4        11.9
Other income                                                 1.7         1.6         0.9
                                                           -----       -----       -----
Income before income taxes                                  25.7        24.0        12.7
Income taxes                                                11.1        10.3         6.0
                                                           -----       -----       -----
Net income                                                  14.6        13.6         6.7
                                                           =====       =====       =====
----------------------------------------------------------------------------------------


Reflects the effect of special bonuses paid to certain executive officers of the Company in 1994 in the aggregate amount of $2.5 million. Excluding the effects of these special bonuses, the percentage of revenue represented by each of the indicated items would be the amount specified: employee compensation and benefits, 29.7%; total expenses, 79.5%; operating income, 20.5%; income before income taxes, 21.3%; and net income, 11.2%.

Fiscal Year Ended August 31, 1996 Compared with
Fiscal Year Ended August 31, 1995

Subscription Revenue. With the addition of new applications, databases, service offerings, and clients (439 as of August 31, 1996), as well as an increase in the number of authorized workstations (over 6,000 at fiscal year end
1996), FactSet's subscription revenue rose 22.5% to $44.3 million for the fiscal year ended August 31, 1996 from $36.2 million for the fiscal year ended August 31, 1995. Average revenue per client increased from $96,000 in fiscal 1995 to $107,000 in fiscal 1996, while average commitment revenue per client grew commensurately to $116,000 as of August 31, 1996, from $104,000 a year earlier. These results were achieved while the Company maintained a client retention rate in excess of 95% during the year. International operations contributed significantly to the revenue growth experienced in 1996, with revenue from international operations accounting for 6.5% of total revenue in fiscal 1996 compared to 3.8% in fiscal 1995.

Employee Compensation and Benefits. Employee compensation and benefits increased from $11.0 million to $13.3 million, or 21.0%, from fiscal 1995 to fiscal 1996. This increase was due to a net addition of 43 employees to support FactSet's continued growth and expansion in new industry segments and geographic regions, and to increases in compensation and benefits costs for existing personnel. As a percentage of revenue, employee compensation and benefits declined slightly from 30.5% in the 1995 period to 30.1% in the 1996 period. As of August 31, 1996, the Company employed 145 people worldwide.

Clearing Fees. Clearing fees associated with commission revenue increased from $4.3 million for fiscal 1995 to $4.4 million for fiscal 1996, or 2.8%. Clearing fees, as a percentage of revenue, decreased from 11.8% for fiscal 1995 to 9.9% for fiscal 1996. This decrease reflected improved clearance rates as a result of higher commission volume as well as the shift in payment form by clients from a commission basis to a cash basis.

Data Costs. Data costs increased from $3.1 million for fiscal 1995 to $3.5 million for fiscal 1996, or 14.5%. As a percentage of revenue, data costs decreased from 8.5% in the 1995 period to 7.9% in the 1996 period. This decrease reflects improved terms from certain database providers and economies of scale achieved from a larger client base, partially offset by incremental costs associated with the addition of databases.

Communication Costs. Communication costs increased from $2.4 million to $2.8 million, or 17.0%, from fiscal 1995 to fiscal 1996. Communication costs, as a percentage of revenue, declined from 6.7% in the 1995 period to 6.4% in the 1996 period. This decline reflects the continued cost savings associated with the implementation of the Company's new communications network, partially offset by higher communication costs associated with increased usage of the FactSet system and a greater proportion of international clients.

Computer Equipment. Computer equipment expenses increased from $2.2 million to $2.9 million, or 31.0%, from fiscal 1995 to fiscal 1996. Computer equipment expenses, as a percentage of revenue, increased from 6.1% in the 1995 period to 6.5% in the 1996 period. The increase was due to higher depreciation expense associated with increased capital expenditures for continued upgrading of computer equipment as well as a greater proportion of computer assets with shorter depreciable lives.

Occupancy. Occupancy costs increased from $2.1 million for the fiscal year ended August 31, 1995 to $2.5 million for the fiscal year ended August 31, 1996, representing an increase of 20.4%. This increase reflected costs associated with the expansion of the Company's Greenwich, Connecticut facilities to accommodate growth in its business and personnel. As a percentage of revenue, occupancy costs declined slightly from 5.7% in fiscal 1995 to 5.6% in fiscal 1996.

Promotional Costs. Promotional costs increased from $1.9 million to $2.4 million, or 26.5%, from fiscal 1995 to fiscal 1996. Promotional costs, as a percentage of revenue, increased from 5.2% in the 1995 period to 5.3% in the 1996 period due primarily to increased expenses associated with marketing to new industry segments and geographic regions.

Other Expenses. Other expenses increased from $1.2 million in fiscal 1995 to $1.9 million in fiscal 1996, or 62.6%. As a percentage of revenue, other expenses increased from 3.2% in the 1995 period to 4.3% in the 1996 period. The increase was due to increases in miscellaneous taxes, professional fees, and other miscellaneous expenses.

Operating Income. Operating income increased from $8.1 million for the fiscal year ended August 31, 1995 to $10.6 million for the fiscal year ended August 31, 1996, or 31.3%. As a percentage of revenue, operating income increased from 22.4% in fiscal 1995 to 24.0% in fiscal 1996.

Other Income. Other income increased from $0.6 million to $0.8 million, or 31.8%, from fiscal 1995 to fiscal 1996 due to higher levels of cash, cash equivalents, and investments.

Income Taxes. Income taxes increased from $3.7 million to $4.9 million, or 31.7%, from fiscal 1995 to fiscal 1996 due to higher income before income taxes and an increase in the effective tax rate from 43.0% in the 1995 period to 43.2% in the 1996 period.

Net Income. Net income increased from $4.9 million for the fiscal year ended August 31, 1995 to $6.5 million for the fiscal year ended August 31, 1996, or 31.0%. As a percentage of revenue, net income increased from 13.6% in fiscal 1995 to 14.6% in fiscal 1996.


Fiscal Year Ended August 31, 1995 Compared with
Fiscal Year Ended August 31, 1994

Subscription Revenue. Subscription revenue increased from $29.0 million for the fiscal year ended August 31, 1994 to $36.2 million for the fiscal year ended August 31, 1995, or 24.7%. FactSet's revenue growth resulted from an increase in the number of new clients as well as increased penetration among existing clients. New clients consisted of new international clients as well as United States investment managers and United States investment banks. Average revenue per client increased 12.9% from $85,000 in fiscal 1994 to $96,000 in fiscal 1995. Revenue growth from existing clients was attributable to an increase in the number of authorized workstations and the addition of new applications, databases, and service offerings.

Employee Compensation and Benefits. Employee compensation and benefits decreased slightly from $11.1 million to $11.0 million, or 0.8%, from fiscal 1994 to fiscal 1995. Excluding the one-time special executive bonus of $2.5 million granted in 1994, employee compensation and benefits increased from $8.6 million to $11.0 million, an increase of 28.0%. Excluding such bonus, as a percentage of revenue, employee compensation and benefits increased from 29.7% in the 1994 period to 30.5% in the 1995 period. This increase was due primarily to an increase in the number of employees and increases in compensation and benefit costs of existing personnel in fiscal 1995.

Clearing Fees. Clearing fees increased from $3.4 million for fiscal 1994 to $4.3 million for fiscal 1995, or 24.8%. This increase was due to the corresponding increase in commission revenue. Clearing fees, as a percentage of revenue, remained relatively constant at 11.8% for fiscal years 1994 and 1995.

Data Costs. Data costs increased from $2.4 million for fiscal 1994 to $3.1 million for fiscal 1995, or 25.7%. As a percentage of revenue, data costs increased slightly from 8.4% in the 1994 period to 8.5% in the 1995 period. This increase was due to the addition of databases and slightly higher rates charged by data suppliers.

Communication Costs. Communication costs increased from $2.0 million to $2.4 million, or 19.8% from fiscal 1994 to fiscal 1995. Communication costs, as a percentage of revenue, declined from 7.0% in the 1994 period to 6.7% in the 1995 period. This decline reflects the cost savings associated with the implementation of the Company's new communications network, partially offset by higher communication costs associated with increased usage of the FactSet system.

Computer Equipment. Computer equipment expenses decreased from $2.3 million to $2.2 million, or 4.4%, from fiscal 1994 to fiscal 1995. Computer equipment expenses, as a percentage of revenue, decreased from 7.9% in the 1994 period to 6.1% in the 1995 period. This decrease primarily reflects economies of scale resulting from the Company's larger client base.

Occupancy. Occupancy costs increased from $1.9 million for the fiscal year ended August 31, 1994 to $2.1 million for the fiscal year ended August 31, 1995, representing an increase of 8.1%. As a percentage of revenue, occupancy costs decreased from 6.5% to 5.7% from fiscal 1994 to fiscal 1995. This decrease reflects improved operating leverage from the Company's revenue growth, partially offset by the costs associated with expansion and opening a new office in Tokyo.

Promotional Costs. Promotional costs increased from $1.4 million to $1.9 million, or 35.1%, from fiscal 1994 to fiscal 1995. Promotional costs, as a percentage of revenue, increased from 4.8% in fiscal 1994 to 5.2% in fiscal 1995 due primarily to increased travel expenses associated with marketing to new industry segments and geographic regions.

Other Expenses. Other expenses increased from $1.0 million in fiscal 1994 to $1.2 million in fiscal 1995, or 18.7%. As a percentage of revenue, other expenses decreased from 3.4% in the 1994 period to 3.2% in the 1995 period. The decrease was due to improved operating leverage from the Company's revenue growth, partially offset by increases in miscellaneous taxes and other miscellaneous expenses.

Operating Income. Operating income increased from $3.4 million for the fiscal year ended August 31, 1994 to $8.1 million for the fiscal year ended August 31, 1995, or 135.2%. Excluding the one-time special executive bonus of $2.5 million, operating income for fiscal 1994 was $5.9 million, and the growth rate from fiscal 1994 to fiscal 1995 was 36.3%. Excluding the one-time bonus, as a percentage of revenue, operating income increased from 20.5% in fiscal 1994 to 22.4% in fiscal 1995.

Other Income. Other income increased from $0.3 million to $0.6 million, or 127.0%, in fiscal 1994 to fiscal 1995. This increase was due to higher levels of cash, cash equivalents and investments, higher rates of return, and the impact of losses on investments in fiscal 1994.

Income Taxes. Income taxes increased from $1.7 million to $3.7 million, or 113.5%, from fiscal 1994 to fiscal 1995. The effective tax rate decreased from 47.3% in the 1994 period to 43.0% in the 1995 period, reflecting a decrease in non-deductible expenses, primarily premiums on executive officers' life insurance policies.

Net Income. Net income increased from $1.9 million for the fiscal year ended August 31, 1994 to $4.9 million for the fiscal year ended August 31, 1995, or 153.7%. Excluding the one-time special executive bonus of $2.5 million, net income for fiscal 1994 was approximately $3.3 million, and the growth rate of net income from fiscal 1994 to fiscal 1995 was 51.3%. Excluding the one-time bonus, as a percentage of revenue, net income increased from 11.2% in fiscal 1994 to 13.6% in fiscal 1995.

Liquidity and Capital Resources

FactSet historically has met its liquidity and capital investment needs with cash generated from operations. At August 31, 1996, the Company had cash, cash equivalents, and short-term investments of $17.0 million. The Company invests primarily in short-term investments such as money market funds and has an investment in a limited investment partnership that invests primarily in convertible bonds and preferred stocks.

The Company's net cash provided by operating activities was $10.4 million, $7.3 million, and $4.0 million in fiscal 1996, 1995, and 1994, respectively. In 1996, the increase in cash generated from operations was due to an increase in profitability along with the repayment of loans made by the Company to certain employees. The increase in positive net cash generated from operations in 1995 was primarily due to increased profitability.

The Company's net cash used in investing activities was $6.0 million, $1.0 million, and $3.8 million in fiscal 1996, 1995, and 1994, respectively. The principal uses have been for capital expenditures, primarily computer and office equipment.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements in 1997. In the event the Company were to pursue strategic acquisitions or alliances, additional sources of debt or equity financing may be necessary.

In June 1996, the Internal Revenue Service initiated an audit of the Company's 1993 and 1994 fiscal years.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Statements of Income...................................  15
Consolidated Statements of Financial Condition .....................  16
Consolidated Statements of Changes in Stockholders' Equity..........  18
Consolidated Statements of Cash Flows...............................  19
Notes to Financial Statements.......................................  20
Report of Independent Accountants...................................  29


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

Consolidated Statements of Income

FactSet Research Systems Inc.
Thousands, except per share data

                        Years Ended August 31,                1996      1995        1994

Subscription Revenue
Commissions                                                $23,659   $21,559     $17,745
Fees                                                        20,689    14,629      11,274
                                                           -------   -------     -------
Total subscription revenue                                  44,348    36,188      29,019
                                                           -------   -------     -------
Expenses
Employee compensation and benefits                          13,345     11,027     11,115
Clearing fees                                                4,389      4,270      3,422
Data costs                                                   3,517      3,071      2,443
Communication costs                                          2,845      2,431      2,030
Computer equipment                                           2,876      2,195      2,297
Occupancy                                                    2,471      2,052      1,898
Promotional costs                                            2,366      1,870      1,384
Other expenses                                               1,906      1,172        987
                                                           -------    -------    -------
Total expenses                                              33,715     28,088     25,576
                                                           -------    -------    -------
Operating Income                                            10,633      8,100      3,443

Other Income                                                   751        570        251
                                                           -------    -------    -------
Income Before Income Taxes                                  11,384      8,670      3,694

Income Taxes                                                 4,914      3,731      1,747

Net Income                                                  $6,470     $4,939     $1,947
                                                           =======    =======    =======

Weighted Average Common Shares                              10,767     10,263      9,342
                                                           =======    =======    =======
Earnings Per Common Share                                    $0.60      $0.48      $0.21


The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition

FactSet Research Systems Inc.
Assets

Thousands                                         At August 31,         1996        1995

Current Assets

Cash and cash equivalents                                            $15,700     $11,588
Investments                                                            1,338       1,137
Receivable from clients and clearing brokers                           6,181       4,102
Receivable from employees                                                946       4,182
Deferred taxes                                                         2,214       1,600
Other current assets                                                     465         132
                                                                    --------    --------
Total current assets                                                  26,844      22,741
                                                                    --------    --------

Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements, at cost              21,070      15,151
Less accumulated depreciation                                        (12,921)    (10,205)
Property, equipment, and leasehold improvements, net                --------    --------
                                                                       8,149       4,946
Other Non-Current Assets                                            --------    --------

Deferred taxes                                                           624         379
Other assets                                                             893         597
                                                                    --------    --------
Total Assets                                                         $36,510     $28,663
                                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Liabilities and Stockholders' Equity

Thousands                                          At August 31,        1996        1995

Current Liabilities

Accounts payable and accrued expenses                                 $1,156      $1,629
Accrued compensation                                                   1,980       1,460
Deferred fees and commissions                                          3,798       2,851
Current taxes payable                                                    793         768
Deferred rent                                                            114         118
                                                                    --------    --------
Total current liabilities                                              7,840       6,826
                                                                    --------    --------

Non-Current Liabilities

Deferred taxes                                                           133           -
Deferred rent                                                            339         464
                                                                    --------    --------
Total liabilities                                                      8,313       7,290
                                                                    --------    --------
Commitments (See Note 10)
Stockholders' EquityPreferred stock, $.01 par value,
10,000,000 shares authorized, none issued                                  -           -

Common stock, $.01 par value,
40,000,000 shares authorized, 9,578,088 and 9,479,788
shares issued; 9,526,354 and 9,428,552 shares outstanding
at August 31, 1996 and 1995, respectively                                 96          95

Capital in excess of par value                                         1,431       1,235
Retained earnings                                                     26,658      20,188
Unrealized gain on investments, net of taxes                             176          17
                                                                    --------    --------
                                                                      28,361      21,535
Less treasury stock - 51,788 and 51,236 shares at
August 31, 1996 and 1995, respectively, at cost                          164         162
                                                                    --------    --------
Total stockholders' equity                                            28,197      21,373
                                                                    --------    --------
Total Liabilities and Stockholders' Equity                           $36,510     $28,663
                                                                    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity

FactSet Research Systems Inc.
                              Years Ended August 31,       1996             1995           1994

Common Stock
Balance, beginning of year                              $94,798          $93,850        $93,000
Additional stock issued for ESOP                            923              948            850
Exercise of stock options                                    60                -              -
                                                     ------------------------------------------
Balance, end of year                                     95,781           94,798         93,850
                                                     ------------------------------------------
Capital in Excess of Par
Balance, beginning of year                            1,235,202          836,150        497,000
Additional stock issued for ESOP                        479,077          399,052        339,150
Exercise of stock options                                16,140                -              -
Initial public offering costs incurred by
the Company                                            (299,059)               -              -
                                                     ------------------------------------------
Balance, end of year                                  1,431,360        1,235,202        836,150
                                                     ------------------------------------------
Unrealized Gain on Investments
Balance, beginning of year                               16,538                -              -
Unrealized gain on investments                                -           16,538              -
Change in net unrealized gain on investments            159,423                -              -
                                                     ------------------------------------------
Balance, end of year                                    175,961           16,538              -
                                                     ------------------------------------------
Retained Earnings
Balance, beginning of year                           20,187,802       15,249,036     13,302,084
Net income                                            6,470,485        4,938,766      1,946,952
                                                     ------------------------------------------
Balance, end of year                                 26,658,287       20,187,802     15,249,036
                                                     ------------------------------------------
Treasury Stock
Balance, beginning of year                             (161,580)        (145,969)       (83,879)
Repurchase of common stock                               (2,321)         (15,611)       (62,090)
                                                     ------------------------------------------
Balance, end of year                                   (163,901)        (161,580)      (145,969)
                                                     ------------------------------------------
Total Equity
Balance, beginning of year                           21,372,760       16,033,067     13,808,205
Additional stock issued for ESOP                        480,000          400,000        340,000
Repurchase of common stock                               (2,321)         (15,611)       (62,090)
Exercise of stock options                                16,200               -              -
Unrealized gain on investments                                -           16,538              -
Change in net unrealized gain on investments            159,423               -              -
Initial public offering costs incurred by
the Company                                            (299,059)              -              -
Net income                                            6,470,485        4,938,766      1,946,952
                                                     ------------------------------------------
Balance, end of year                                $28,197,488      $21,372,760    $16,033,067

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

FactSet Research Systems Inc.

Thousands                     Years Ended August 31,          1996      1995        1994

Cash Flows from Operating Activities
Net income                                                  $6,470    $4,939      $1,947
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                3,049     2,421       2,196
Deferred tax expense                                          (859)     (223)       (204)
(Gain) Loss on investments                                       -       (18)         98
(Gain) Loss on disposal of equipment                          (120)       42         145
                                                          --------  --------    --------
Net income adjusted for non-cash items                       8,540     7,161       4,182
                                                          --------  --------    --------
(Increase) Decrease in assets
Receivable from clients and clearing brokers                (2,079)     (443)       (226)
Receivable from employees                                    3,236      (411)        279
Prepaid taxes                                                    -       131        (131)
Other current assets                                          (629)     (505)       (151)
Increase (Decrease) in liabilities
Accounts payable and accrued expenses                           27       556         867
Accrued compensation payable                                   500       555         331
Deferred fees and commissions                                  947      (482)        333
Current taxes payable                                           25       768      (1,481)
Deferred rent                                                 (129)      (19)        (24)
                                                          --------  --------    --------
Net cash provided by operating activities                   10,438     7,311       3,979
                                                          --------   -------     -------
Cash Flows from Investing Activities
Purchases of investments                                      (192)     (871)     (2,118)
Proceeds from sales or maturities of investments               283     2,043         779
Purchases of property, equipment, and leasehold
improvements                                                (6,389)   (2,314)     (2,524)
Proceeds from disposal of equipment                            257       170          72
                                                          --------  --------    --------
Net cash provided by (used in) investing activities         (6,041)     (972)     (3,791)
                                                          --------  --------    --------
Cash Flows from Financing Activities

Repurchase of common stock from employees                       (2)      (16)        (62)
Proceeds from exercise of stock options                         16         -           -
Initial public offering costs incurred by the Company         (299)        -           -
                                                          --------  --------    --------
Net cash provided by (used in) financing activities           (285)      (16)        (62)
                                                          --------  --------    --------
Net increase (decrease) in cash and cash equivalents         4,112     6,323         126
Cash and cash equivalents at beginning of year              11,588     5,265       5,139
                                                          --------  --------    --------
Cash and cash equivalents at end of year                   $15,700   $11,588      $5,265
                                                          ========  ========    ========


Supplemental Disclosures of Cash Flow Information
Cash paid during the year for income taxes                 $ 5,749   $ 3,067     $ 3,563
                                                          ========  ========    ========


Supplemental Disclosures of Non-Cash Flow Information
Issuance of stock for purchase of shares for ESOP             $480      $400        $340
                                                          ========  ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

FactSet Research Systems Inc.

August 31, 1996 and 1995

1. Organization and Nature of Business

FactSet Research Systems Inc. (the "Company") provides online integrated database services to the financial community. The Company's revenue is derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenue is recorded as Commissions) or on a cash basis (in which case subscription revenue is recorded as Fees).

To facilitate the receipt of subscription revenue on a commission basis, the Company's wholly owned subsidiary, FactSet Data Systems Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934. FDS's only function is to facilitate the receipt of payments in respect of subscription charges and it does not otherwise engage in the securities business.

Subscription revenue paid in commissions is based on securities transactions introduced and cleared on a fully disclosed basis through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS's account.

As stated above, each client has the option to pay subscription charges either in the form of commissions on securities transactions or on a cash basis, regardless of the nature or amount of the services provided by FactSet to such client. When a client elects to pay subscription charges in the form of commissions, the dollar amount payable is higher than the fee that would be payable for the same services on a cash basis because of the associated clearing fees payable by the Company to the clearing broker on such transactions. However, commissions net of related clearing fees are approximately equal to the fees that would be paid by a client on a cash basis.

FactSet Pacific Inc. and FactSet Limited are wholly owned subsidiaries of the Company and are U.S. corporations with branches in Tokyo and London, respectively.

Effective June 12, 1995, the Company changed its name from FactSet Research Corporation to FactSet Research Systems Inc.

2. Accounting Policies

The significant accounting policies of the Company and subsidiaries are summarized below.

Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

During fiscal 1995, the Company increased the number of shares of common stock authorized from one million to five million, and on December 21, 1994, effected a twenty-five-for-one-stock split. Furthermore, on June 4, 1996, the Company increased the number of shares of common stock authorized from five million to forty million, authorized 10,000,000 shares of Preferred Stock issuable in series, and effected a four-for-one stock split with respect to the Common Stock. In connection with the stock splits, the par value of the common stock was reduced from $1.00 to $.01 per share. For purposes of these financial statements, all common stock and per share amounts have been restated to reflect the stock splits.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Subscription charges are quoted to clients on an annual basis, but are earned as services are provided on a month-to-month basis. Subscription revenue recorded as commissions and subscription revenue recorded as fees are each recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the consolidated statements of financial condition as receivable from clients. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of a client's earned subscription revenue are reflected on the consolidated statements of financial condition as deferred fees and commissions.

Clearing Fees. When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers used to execute and settle trades. Clearing fees for executed transactions are recorded on a trade date basis as securities transactions occur. Clearing fees related to accounts receivable- commissions (a component of receivable from clients) are recorded simultaneously with the related receivable.

Cash and Cash Equivalents. Cash and cash equivalents consists of cash, money-market investments, and certificates of deposit with original maturities of three months or less.

Investments. Effective September 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities.

Investment securities are classified as available-for-sale securities in accordance with SFAS 115 and are reported at market value or fair value as determined by management. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity. Prior to the adoption of SFAS 115, investment securities were recorded at lower of cost or market.

Fair Value of Financial Instruments. The carrying value of financial instruments on the consolidated statements of financial condition approximates fair value as determined by management of the Company.

Property, Equipment, and Leasehold Improvements. Depreciation of computers and related equipment acquired before September 1, 1994 is computed using the double declining balance method over estimated useful lives of five years. Computers and related equipment acquired after September 1, 1994 is provided on a straight-line basis over estimated useful lives of three years. Depreciation of furniture and fixtures is computed using the double declining balance method over estimated useful lives of five years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Earnings Per Share. The computation of earnings per share in each year is based on the weighted average number of shares outstanding. The weighted average number of shares outstanding includes shares issued to the ESOP at the date authorized by the Board of Directors. Stock options are included as share equivalents using the treasury stock method.

3. Receivable from Clients and Clearing Brokers

Receivable from clients and clearing brokers consists of the following:

                                                 At August 31,     1996             1995
----------------------------------------------------------------------------------------

Accounts receivable-fees                                    $ 3,122,509      $ 1,207,240
Accounts receivable-commissions                               2,407,546        2,364,529
Receivable from clearing brokers                                650,465          530,176
                                                            -----------      -----------
                                                            $ 6,180,520      $ 4,101,945
                                                            ===========      ===========
----------------------------------------------------------------------------------------

Accounts receivable-fees and accounts receivable-commissions are reflected net of aggregate allowances for doubtful accounts of $250,000 at August 31, 1996 and 1995.

4. Investments

Investments, classified as available-for-sale securities, consists of the following:
                                                                             Gross
                                                                             Unrealized
                                              Cost Basis       Fair Value    Gains
----------------------------------------------------------------------------------------

At August 31, 1996
Time deposits with bank, due 12/7/96         $   116,527      $   116,527    $         -
Investment limited partnership                   912,767        1,221,471        308,704
                                             -----------      -----------    -----------
                                             $ 1,029,294      $ 1,337,998    $   308,704
                                             ===========      ===========    ===========
At August 31, 1995
Time deposits with bank, due 12/7/95         $   110,869      $   110,869    $         -
Investment limited partnership                   912,767          941,781         29,014
Investment in treasury bills, due 12/14/96        84,073           84,073              -
                                             -----------      -----------    -----------
                                             $ 1,107,709      $ 1,136,723    $    29,014
                                             ===========      ===========    ===========
----------------------------------------------------------------------------------------

The investment limited partnership invests primarily in convertible bonds and preferred stocks. At August 31, 1996 and 1995, there were net unrealized gains of $175,961 and $16,538 after related deferred income taxes of $132,743 and $12,476, respectively, which are included as a separate valuation component of stockholders' equity.

5. Receivable from Employees

Receivable from employees consists of the following interest-bearing and non-interest-bearing promissory notes and advances to employees of the Company:

                                                 At August 31,     1996             1995
----------------------------------------------------------------------------------------

5.8% promissory note from principal stockholder              $         -    $ 3,250,000
Non-interest-bearing advances to principal stockholder                 -        626,703
Non-interest-bearing promissory demand notes and
     advances to employees                                       880,917        305,413
6% demand notes from employees                                    65,000              -
                                                             -----------    -----------
                                                             $   945,917    $ 4,182,116
                                                             ===========    ===========
----------------------------------------------------------------------------------------


6. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements consists of the following:

                                                 At August 31,    1996              1995
----------------------------------------------------------------------------------------

Computers and related equipment                           $ 14,281,199    $  9,877,855
Leasehold improvements                                       3,077,249       2,499,217
Furniture, fixtures, and other                               3,711,847       2,773,740
                                                          ------------    ------------
Total                                                       21,070,295      15,150,812
Less accumulated depreciation and amortization             (12,921,360)    (10,204,865)
                                                          ------------    ------------
                                                          $  8,148,935    $  4,945,947
                                                          ============    ============
----------------------------------------------------------------------------------------


7. Deferred Fees and Commissions

Deferred fees and commissions consists of the following:

                                                  At August 31,    1996             1995
----------------------------------------------------------------------------------------

Deferred fees                                               $   432,702      $   568,129
Deferred commissions                                          3,365,622        2,282,718
                                                            -----------      -----------
                                                            $ 3,798,324      $ 2,850,847
                                                            ===========      ===========
----------------------------------------------------------------------------------------

8. Income Taxes

The provision for income taxes was as follows:

                        Years Ended August 31,    1996             1995             1994
----------------------------------------------------------------------------------------

Current tax expense
     U.S. federal                          $ 4,179,054      $ 2,788,446     $  1,330,515
     State and local                         1,593,454        1,178,701          621,499
                                           -----------      -----------     ------------
     Total current                           5,772,508        3,967,147        1,952,014
                                           -----------      -----------     ------------
Deferred tax expense (benefit)
     U.S. federal                             (618,146)        (173,007)        (147,877)
     State and local                          (240,484)         (62,818)         (56,654)
                                           -----------      -----------     ------------
     Total deferred                           (858,630)        (235,825)        (204,531)
                                           -----------      -----------     ------------
     Total provision                       $ 4,913,878      $ 3,731,322     $  1,747,483
                                           ===========      ===========     ============
-----------------------------------------------------------------------------------------


Deferred tax assets (liabilities) are composed of the following:

                                                  At August 31,    1996             1995
----------------------------------------------------------------------------------------

Deferred tax assets
Current
     Deferred commission income                             $ 1,412,333       $  953,341
     Deferred fee income                                        181,577          237,270
     Accrued bonuses                                            620,060          409,281
                                                            -----------       ----------
     Total current deferred taxes                             2,213,970        1,599,892
                                                            -----------       ----------
Non-current
     Depreciation and amortization                              300,329          236,837
     Deferred rent                                               85,811          113,495
     Partnership income                                         152,759                -
     Capital loss carryforwards                                  75,701                -
     Other                                                        9,394           29,110
                                                            -----------       ----------
     Total non-current deferred taxes                           623,994          379,442
                                                            -----------       ----------
     Gross deferred tax assets                                2,837,964        1,979,334
     Deferred tax liabilities - other                          (132,743)               -
     Deferred tax assets valuation allowance                          -                -
                                                            -----------       ----------
                                                            $ 2,705,221       $1,979,334
                                                            ===========       ==========
----------------------------------------------------------------------------------------


The provisions for income taxes differ from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                          Years Ended August 31,     1996           1995            1994
----------------------------------------------------------------------------------------

Tax at statutory U.S. tax rates                $ 3,884,527    $ 2,947,830    $ 1,256,108
Increase (Decrease) in taxes resulting from
     State and local taxes, net                    891,315        736,483        372,798
     Other                                         138,036         47,009        118,577
                                               -----------    -----------    -----------
Tax at effective tax rates                     $ 4,913,878    $ 3,731,322    $ 1,747,483
                                               ===========    ===========    ===========
----------------------------------------------------------------------------------------


9. Net Capital

As a registered broker-dealer, FDS is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that FDS maintain minimum net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness and a ratio of aggregate indebtedness to net capital of not more than 15 to 1. FDS may be prohibited from paying cash dividends to the Company if such dividends would result in its net capital falling below the minimum requirement or its ratio of aggregate indebtedness to net capital exceeding 15 to 1.

At all times during the years presented, FDS had net capital in excess of its minimum net capital requirements. At August 31, 1996, FDS had net capital of $1,203,921, which was $817,087 in excess of its minimum net capital requirement of $386,834. The ratio of aggregate indebtedness to net capital was 4.82 to 1.

10. Commitments

The Company leases office space in Greenwich, Connecticut under a lease agreement which expires in August 2000 and which contains certain escalation clauses. The Company is required to pay minimum annual rental of $1,186,866 through the end of the lease. The total minimum rental payments associated with the lease are being recorded as occupancy costs on a straight-line basis over the period commencing with the occupancy of the premises in August 1990 through the end of the lease. Deferred rent at August 31, 1996 and 1995 includes $204,490 and $271,756, respectively, for recorded occupancy expenses which will be paid in future years.

The cost of certain leasehold improvements, above and beyond normal improvements, was reimbursed to the Company by the lessor. These leasehold improvements are included in deferred rent and are being amortized to occupancy costs on a straight-line basis over the term of the lease. The unamortized balance of such leasehold improvements was $248,532 and $310,665 at August 31, 1996 and 1995, respectively.

The Company, through its subsidiaries, has lease agreements for other office space which expire at various dates through the period ending December 2003.


At August 31, 1996, the Company's lease commitments for office space, with noncancelable lease terms in excess of one year, provide for the following minimum annual rentals:

Years Ending August 31,
--------------------------------------------------------------------------------

1997                                                                $  1,652,252
1998                                                                   1,586,070
1999                                                                   1,558,211
2000                                                                   1,500,285
2001                                                                     184,590
Thereafter                                                                13,510
                                                                    ------------
Minimum lease payments                                              $  6,494,918
                                                                    ============
--------------------------------------------------------------------------------

At August 31, 1996, the Company has standby letters of credit aggregating approximately $245,865 serving as security deposits for leased premises.

11. Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan (the "Plan" or
"ESOP"). The Company may make optional annual contributions for the benefit of participating employees in such amount or amounts as designated by the Board of Directors. The Company made contributions in the amounts of $500,000, $480,000, and $400,000 for the years ended August 31, 1996, 1995, and 1994, respectively. Such contributions are recorded in compensation expense and accrued liabilities at the time they are authorized; issuance of the related shares occurs shortly thereafter, generally in the following fiscal year. The principal stockholders of the Company are the Trustees of the Plan.

Employees of the Company and its subsidiaries who have performed at least
1,000 hours of service during the year are generally able to participate in the Plan. The Company contribution allocated to an individual account begins to vest upon completion of the employee's third year of service at the rate of 20% each successive year of service. Forfeited non-vested interests in the Plan are allocated to the other participants' accounts.

The Plan owned 787,824, 696,024, and 607,000 shares of the Company's common stock at August 31, 1996, August 31, 1995, and August 31, 1994, respectively.

The consolidated statements of financial condition at August 31, 1996 includes an accrual of $500,000 for the estimate of a contribution for the current fiscal year. Any such contribution is subject to approval of the Board of Directors.

12. Stock Option Plan

The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the
Board of Directors on December 21, 1994 and approved by the Company's stockholders on December 22, 1994. Under the 1994 Plan, effective January 3, 1995, incentive stock options ("ISOs") and non-qualified stock options to purchase up to 1,481,000 shares of common stock at prices which range from $2.50 to $2.70 per share have been granted to employees of the Company. Options granted under the 1994 Plan expire not more than ten years from the date of grant and, in most cases, vest at a rate of 20% per year beginning one year after the grant date.

The 1994 Plan is administered by the Compensation Committee of the Board of Directors. Options granted under the plan are not transferable or assignable other than by will or the laws of descent and distribution and may be exercised, during the grantee's lifetime, only by the grantee.

As of August 31, 1995, no options had been exercised under the 1994 Plan. During the year ended August 31, 1996, options representing 6,000 shares of common stock were exercised, at which time unvested options representing 24,000 shares of common stock were forfeited.

The Company's 1996 Stock Option Plan (the "1996 Plan") was adopted by the
Board of Directors on April 29, 1996, and approved by the Company's stockholders on May 1, 1996. The 1996 Plan, effective May 1, 1996, makes available incentive stock options ("ISOs") and non-qualified stock options to purchase up to 950,000 shares of common stock. The price of such options, when granted, will be the market price of the shares as of the date such options are granted. Options granted under the 1996 Plan expire not more than ten years from the date of issuance and, in most cases, vest at a rate of 20% per year beginning one year after the grant date.

In June 1996, options to purchase 40,000 shares of common stock at $17.00 per share were issued under the 1996 Plan. At August 31, 1996, options to purchase up to 1,491,000 shares remained outstanding under the 1994 and 1996 plans.

13. Off-Balance Sheet Risk and Concentrations of Credit Risk

In the normal course of business, securities transactions of clients of FDS are introduced and cleared through correspondent brokers. Pursuant to agreements between FDS and its correspondent brokers, the correspondents have the right to charge FDS for unsecured losses that result from a client's failure to complete such transactions. The Company seeks to control the credit risk of nonperformance by its clients by evaluating the creditworthiness of its clients and by reviewing their trading activity on a periodic basis.

Receivable from clearing brokers represents a concentration of credit risk and relates to securities transactions cleared through two correspondent brokers.


Quarterly Financial Data (Unaudited)

Quarterly results of operations and earnings per common share for fiscal years
1996 and 1995 are as follows:

Thousands, except per share data          First       Second         Third       Fourth
----------------------------------------------------------------------------------------

1996
Revenue                                $ 10,137     $ 10,561     $  11,436      $12,214
Operating income                          2,323        2,534         2,809        2,967
Net income                                1,464        1,558         1,675        1,773
Weighted shares outstanding              10,776       10,776        10,750       10,776
Earnings per share                     $   0.14     $   0.14     $    0.16      $  0.16
----------------------------------------------------------------------------------------

1995
Revenue                                $  8,613     $  8,984     $   9,070      $ 9,521
Operating income                          1,958        2,055         1,948        2,139
Net income                                1,171        1,273         1,210        1,285
Weighted shares outstanding               9,432       10,264        10,679       10,678
Earnings per share                     $  $0.12     $   0.12     $    0.11      $  0.12
----------------------------------------------------------------------------------------


Common Stock

The principal stock exchange on which the Company's common stock (par value $0.01 per share) is listed is the New York Stock Exchange. At August 31, 1996, there were approximately 1,200 shareholders of the Company's common stock.

Report of Independent Accountants

To the Board of Directors and Shareholders of FactSet Research Systems Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended August 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP
New York, New York
October 4, 1996

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of FactSet Research Systems Inc. as of November 15, 1996 were as follows:

Name                  Age  Position with the Company

Howard E. Wille       68   Chairman of the Board of Directors; Chief Executive
                           Officer and Director
Charles J. Snyder     54   President; Chief Technology Officer and Director
Ernest S. Wong        42   Senior Vice President and Chief Financial Officer
Joseph E. Laird, Jr.  50   Director

Howard E. Wille, Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Wille was a founder of the Company in 1978 and has held his current positions with the Company since that time. From 1966 to 1977, Mr. Wille was a partner and Director of Research at Faulkner Dawkins & Sullivan, a Wall Street investment firm, and held a managerial position with Shearson Hayden Stone after its acquisition of Faulkner Dawkins & Sullivan in 1977. He was President and Chief Investment Officer of Piedmont Advisory Corporation from 1961 to 1966 and, prior to that time served as a securities analyst, investment manager and investment counselor for several firms. Mr. Wille received a B.A.
in Philosophy from the City College of New York. Mr. Wille has been a director of the Company since its formation.

Charles J. Snyder, President, Chief Technology Officer and Director. Mr. Synder was a founder of the Company in 1978 and has held his current positions with the Company since that time. From 1964 to 1977, Mr. Snyder worked for Faulkner Dawkins & Sullivan, eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone after its acquisition of Faulkner Dawkins & Sullivan in 1977. Mr. Snyder received a B.S.E. in Electrical Engineering from Princeton University and an M.S. in Mathematics from New York University. Mr. Snyder has been a director of the Company since its formation.

Ernest S. Wong, Senior Vice President and Chief Financial Officer. Mr. Wong joined the Company in his current position in June 1996. Between 1991 and 1996, he held several positions with Montedison SpA including Vice President, Finance and Treasurer of Montedison USA, Inc. and Director of Corporate Finance of Montedison Corporation of America. From 1988 to 1991, he was Vice President in the North American Banking Group of The First National Bank of Chicago, and prior to that time served as Manager of Domestic Finance at PepsiCo, Inc. and Second Vice President in the Corporate Bank of The Chase Manhattan Bank. Mr. Wong received a B.A. in Psychology from Cornell University and an M.B.A. in Finance from Columbia University Graduate School of Business.

Joseph E. Laird, Jr., Director. Mr. Laird has been a Managing Director of Veronis, Suhler & Associates, the leading specialty investment bank exclusively serving the media and information industries, since 1989. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and then investment strategist for Paine Webber Mitchell Hutchins. Mr. Laird has been a director of the Company since 1993.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Information Regarding Executive Officer Compensation" on page 3 through 5 of the Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management on page 2 of the Proxy Statement is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules

The financial statements of FactSet as set forth under Item 8 are filed as part of this report.

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The independent accountants report with respect to the above-listed financial statements appears on page 29 of this report.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of fiscal
1996.

(c) Exhibit Listing

Exhibit
Number         Description

27.            Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 20, 1996.

                                        FACTSET RESEARCH SYSTEMS INC.

                                        By     /s/   ERNEST S. WONG
                                               --------------------
                                                     Ernest S. Wong,
                                                     Senior Vice President;
                                                     Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 20, 1996.



         Signature                                 Title

     /s/ HOWARD E. WILLE
     -------------------------
         Howard E. Wille               Chairman of the Board of Directors
                                       and Chief Executive Officer and Director

     /s/ CHARLES J. SNYDER
     -------------------------
         Charles J. Snyder             President, Chief Technology Officer
                                       and Director

     /s/ JOSEPH E. LAIRD, JR.
     -------------------------
         Joseph E. Laird, Jr.          Director

     /s/ ERNEST S. WONG
     -------------------------
         Ernest S. Wong                Senior Vice President and
                                       Chief Financial Officer