Form 10-Q
period 1996-11-30
FACTSET RESEARCH SYSTEMS INC
filed 1997-01-09
CIK 1013237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended:     November 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                        Outstanding at November 30, 1996
-------------------                        --------------------------------

Common Stock, par value $.01               9,546,328

                          FACTSET RESEARCH SYSTEMS INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
         Consolidated Statements of Financial Condition
             November 30, 1996 and August 31, 1996...........................  3

         Consolidated Statements of Income
             for the three months ended November 30, 1996 and 1995...........  4

         Consolidated Statements of Cash Flows
             for the three months ended November 30, 1996 and 1995...........  5

         Notes to the Consolidated Financial Statements......................  6

Item 2 - Management's Discussion and Analysis of
         Results of Operations and Financial Condition.......................  7

PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings...................................................  9

ITEM 2 - Changes In Securities...............................................  9

ITEM 3 - Submission of Matters to a Vote of Security Holders.................  9

ITEM 4 - Other Information...................................................  9

ITEM 5 - Reports on Form 8-K.................................................  9

Signatures...................................................................  9


ITEM 1

                          FactSet Research Systems Inc.
                 Consolidated Statements of Financial Condition
                                 (in thousands)

                                                                   (Unaudited)
                                                                   November 30,           August 31,
                                                                       1996                  1996
                                                                       ----                  ----

ASSETS

Cash and cash equivalents                                       $      18,299       $       15,700
Investments                                                             1,367                1,338
Receivable from clients and clearing brokers                            5,858                6,181
Receivable from employees                                                 932                  946
Deferred taxes                                                          2,268                2,214
Other current assets                                                      425                  465
                                                               ...............     ................
                  Total current assets                                 29,149               26,844
Property, equipment, and leasehold improvements, net                    8,749                8,149
Deferred taxes                                                            592                  624
Other assets                                                              884                  893
                                                               ...............     ................
                  Total assets                                  $      39,374       $       36,510
                                                               ===============     ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                           $       1,624       $        1,156
Accrued compensation                                                    2,123                1,980
Deferred fees and commissions                                           3,474                3,798
Current taxes payable                                                     932                  793
Deferred rent                                                             130                  114
                                                               ...............     ................
                  Total current liabilities                             8,283                7,841
Deferred taxes                                                            145                  133
Deferred rent                                                             366                  339
                                                               ...............     ................
                  Total liabilities                                     8,794                8,313
                                                               ...............     ................

Stockholders' Equity:
       Common stock                                                        96                   96
       Capital in excess of par value                                   1,931                1,431
       Retained earnings                                               28,620               26,658
       Treasury stock                                                    (259)                (164)
       Unrealized gain on investments, net of taxes                       192                  176
                                                               ...............     ................

                  Total stockholders' equity                           30,580               28,197
                                                               ...............     ................

                  Total liabilities and stockholders' equity    $      39,374       $       36,510
                                                               ===============     ================



              The accompanying notes are an integral part of these
                       consolidated financial statements.



                         FactSet Research Systems Inc.
                        Consolidated Statements of Income
                                   (unaudited)
                      (in thousands, except per share data)



                                                            Three Months Ended
                                                               November 30,
                                                          1996             1995
                                                          ----             ----

Commissions                                              5,982            5,627
Fee Income                                               6,842            4,510
                                                  .............    .............

         Total revenues                                 12,824           10,137

Employee compensation costs                              3,793            3,191
Clearing costs                                           1,068            1,043
Data costs                                                 937              798
Communication costs                                        744              696
Computer equipment                                         811              659
Promotion                                                  696              539
Occupancy                                                  794              536
Other expenses                                             641              352
                                                  .............    .............

         Total costs and expenses                        9,484            7,814
                                                  .............    .............

         Income from operations                          3,340            2,323

Other income                                               117              246
                                                  .............    .............

Income before provision for income taxes                 3,457            2,569

Provision for income taxes                               1,495            1,105
                                                  .............    .............

         Net income                                      1,962            1,464
                                                  =============    =============


         Net income per share                             0.18             0.14
                                                  =============    =============

         Weighted average number of common shares       10,827           10,776
         outstanding                              =============    =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.



                          FactSet Research Systems Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                        November 30,
                                                                    1996            1995
                                                                    ----            ----

Cash flows from operating activities:
       Net income                                                  1,962           1,464
       Adjustments to reconcile net income to net cash
          provided by operating activities
       Depreciation and amortization                                 935             716
       Deferred tax expense                                          (22)              0
       Changes in assets and liabilities:
          Receivable from clients and clearing brokers               323            (269)
          Receivable from employees                                   14              30
          Other assets                                                49            (759)
          Accounts payable and accrued expenses                      602           1,225
          Accrued compensation payable                               508             789
          Deferred fees and commissions                             (324)           (100)
          Current taxes payable                                      139            (270)
          Deferred rent                                               43             (36)
                                                            .............    ............

              Net cash provided by operating activities            4,229           2,790
                                                            .............    ............

Cash flows from investing activities:
       Purchases of property, equipment, and leasehold            (1,535)         (1,670)
          improvements
                                                            .............    ............

              Net cash used in investing activities               (1,535)         (1,670)
                                                            .............    ............

Cash flows from financing activities:
       Repurchase of common stock from employees                     (95)             (2)
                                                            .............    ............

              Net cash used in financing activities                  (95)             (2)
                                                            .............    ............

Increase in cash and cash equivalents                              2,599           1,118

Cash and cash equivalents, beginning of period                    15,700          11,588
                                                            .............    ............

Cash and cash equivalents, end of period                          18,299          12,706
                                                            =============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FactSet Research Systems Inc.
                 Notes To The Consolidated Financial Statements
                                November 30, 1996

1.  Summary of Accounting Principles

The accompanying consolidated financial statements include the accounts of FactSet Research Systems Inc. ("the Company") and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

The consolidated financial statements of the Company presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the Company's Annual Report and notes thereto for the year ended August 31, 1996. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company and its subsidiaries. Quarterly operating results are not necessarily indicative of the results which would be expected for the full year.

The Company adopted SFAS No. 123 -- Accounting for Stock-Based Compensation in the first quarter of fiscal 1997. SFAS No. 123 encourages (but does not require) compensation cost to be measured based on the fair value of the stock instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion ("APB") No. 25 -- Accounting for Stock Issued to Employees which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue accounting for stock-based compensation under APB No. 25 and will disclose the required pro forma effect on net income and earnings per share from measuring compensation cost based on the fair value of the stock instruments awarded.

2. Initial Public Offering

On June 28, 1996, the Company completed an initial public offering of 3,593,750 shares of its common stock, which included 468,750 shares granted to the underwriters upon exercise of their over-allotment option. The shares were sold by certain stockholders of the Company for gross proceeds of $61,093,750. The Company did not receive any of the proceeds from the offering. The Company has agreed to pay certain expenses of the Offering in the amount of $299,059 which has been recorded against Stockholders' Equity.

ITEM 2
               Management's Discussion and Analysis of Results of
                       Operations and Financial Condition


Overview

FactSet Research Systems Inc. ("FactSet" or "the Company") is a leading provider of online integrated database services to the financial community. The Company combines multiple large-scale databases into a single, coherent mainframe computer information system accessible from clients' personnel computer workstations. Simultaneous access to some 70 databases provides clients with a comprehensive, "one stop" source for financial information, news, and commentary on more than 20,000 companies worldwide. The Company's advanced, proprietary software tools enable clients to easily download, manipulate, and analyze data in a wide array of formats, including custom reports designed by the user. FactSet markets its services to investment managers, investment banks, and other financial institutions throughout the United States, Europe, and the Pacific Rim. At November 30, 1996, 448 clients subscribed to the Company's services and more than 7,400 individual passwords were in use.


Business Environment

The Company competes in a dynamic and changing industry. Both the content of online information and the number of channels by which such information is communicated are growing at a significant rate. The growth of pension assets, mutual funds, hedge funds, and the proliferation of data-intensive financial instruments such as derivatives has increased the demand for financial information. The online industry is highly competitive and such competition is likely to intensify in the future.

The Company believes that significant ongoing investment has been and will continue to be critical to the success of FactSet's growth strategy and the improvement of the Company's already strong competitive industry position. Specifically, the Company plans to continue to devote significant resources to the funding of product development, the expansion of its sales and marketing infrastructure especially internationally, and to the broadening of its customer support capabilities. Further, high levels of capital spending remain necessary to maintain FactSet's state-of-the-art computer and communication facilities.

FactSet believes that it has the product offerings, facilities, personnel, and competitive and financial resources for continued business success. However, as a result of the foregoing factors, operating income and revenue are likely, in some future quarters, to be subject to fluctuations. The Company believes, therefore, that quarter-to-quarter comparisons of its results of operations or of a single quarter's financial results may not prove meaningful and should not necessarily be relied upon as an indication of future performance.


Results of Operations--First Quarter of Fiscal 1997 Compared with First Quarter of Fiscal 1996

----------------------------------------------------------------------------------------------
                                              First Fiscal Quarter Ended November 30,
                                               (In thousands except per share data)

                                           (Unaudited)
                                              1997             1996    Increase       %
                                              ----             ----    --------       -
Subscription revenue                       $12,824          $10,137      $2,687      27

Income before provision for income taxes     3,457            2,569         888      35

Net income                                   1,962            1,464         498      34

Earnings per share                         $  0.18          $  0.14      $ 0.04      29
------------------------------------------------------------------------------------------------


FactSet achieved record quarterly net income and earnings per share in the first quarter of fiscal 1997. Net Income increased 34% to $1.96 million from $1.46 million for the comparable quarter a year earlier. Earnings per share increased 29% to $0.18, up from $0.14 for the first quarter of fiscal 1996. This favorable change in earnings reflects increased revenue from new and existing clients with proportionally lower operating expenses primarily related to employee compensation, communication costs, and clearing fees.

Subscription revenue for the first quarter of fiscal 1997 totaled $12.8 million, up 27% from $10.1 million for the comparable quarter a year ago. Client additions, new databases, services and passwords drove this revenue growth without price increases of any kind. The number of clients increased 16% to 448 from 387 at November 30, 1996. Databases added included several global index benchmarks, Toyo Keizai (Japanese fundamentals), I/B/E/S Detail (individual analysts' earnings estimates), and Russell (equity portfolio analysis). New services provided include applications that allow investment bankers to identify and research target companies all within a spreadsheet, applications for quantitative analysts, and access to prices 20 minutes after U.S. exchanges close. Over 7,400 individual passwords were in use at November 30, 1996, up
19% from August 31, 1996. Broadening the global suite of services has pushed the average revenue commitment per client from $107,000 at November 30, 1995 to $120,000 per client a year later. (Revenue commitments is not a forecast but meant to indicate the total revenue to be received over the next 12 months if all services were frozen in their current configuration.)

During the first quarter of fiscal 1997 there was a continued shift in revenue mix from commissions on securities transactions toward cash fees. As a percentage of total revenue, cash fees increased to 53% from 45% a year earlier. The Company earns the same dollar profit irrespective of whether the client elects to pay subscription charges in cash or commissions. When a client chooses to pay in the form of commissions, the dollar amount payable is higher than the amount payable for the same services on a cash basis to offset the associated clearing charges paid by the Company.

International sales contributed significantly to FactSet's record quarterly revenue. Revenue abroad increased to $1.2 million or 9% of total revenue for the first fiscal quarter of 1997, an increase of 173% from the comparable quarter in fiscal 1996. This performance reflects the Company's continued investments in overseas markets through the deployment of sales and client support personnel in London and Tokyo and database additions providing international fundamentals and over 20 global indices. FactSet's international client count at November 30, 1996 more than doubled from a year earlier and helped sustain the Company's annualized client retention rate at over 95%.

Operating expenses for the first quarter of fiscal 1997 totaled $9.5 million, up 21% from $7.8 million for the comparable quarter in fiscal 1996. Employee compensation, data costs, occupancy, and other expenses were the main drivers of this increase. Employee compensation rose to $3.8 million from $3.2 million, primarily due to the net addition of 41 employees, a 37% increase from a year earlier, which was partially offset by a 50% decrease in compensation to the Chairman of the Board and to the President. Database additions caused data costs to increase to $940,000 or 17% from $800,000. Occupancy costs totaled $795,000, up 48% from $535,000 reflecting increases in space requirements. Other expenses increased to $640,000 from $350,000 or 82%, primarily a result of increased professional fees.

Operating expenses as a percentage of revenue for the first quarter of fiscal 1997 decreased to 74% from 77% for the comparable quarter a year earlier. Employee compensation, clearing fees, and communication costs contributed significantly to this decrease. Increased sales more than supported the additional employee compensation. The growing trend of new clients electing to pay in cash caused clearing fees to remain steady between the first fiscal quarters of 1996 and 1997. Communication costs savings were realized from vendor discounts as a result of increased system usage.


Liquidity and Capital Resources

At November 30, 1996, FactSet's portfolio of cash, cash equivalents, and investments totaled $19.7 million, up $2.6 million or 15% from August 31, 1996. The Company funded all of its investment needs with cash generated from operations. Cash provided from operating activities totaled $4.2 million for the first quarter of fiscal 1997, up 52% from $2.8 million for the comparable quarter in fiscal 1996, reflecting improvements in earnings and working capital. Cash used for investing activities totaled $1.5 million during the first three months of fiscal 1997, attributable to investments in mainframe systems to expand computing power by more than 40% and significantly increase data storage capacity and leasehold improvements to the new, appreciably larger London office. Higher levels of capital spending are likely to be necessary to keep processing power and speed in line with the Company's expanding client base and product offerings.

In June 1996, the Internal Revenue Service initiated an audit of the Company's 1993 and 1994 fiscal years. Such audit has not been concluded.

Part II - Other Information

Item 1 -  Legal Proceedings: None

Item 2 -  Changes in Securities: None

Item 3 -  Submission of Matters to a vote of Security Holders: None

Item 4 -  Other Information: None

Item 5 -  Exhibits and Reports on Form 8-K: None



                          FACTSET RESEARCH SYSTEMS INC.


SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         FactSet Research Systems Inc.
                                                (Registrant)



Date: January 9, 1997                    /s/ Ernest S. Wong
                                         ------------------------
                                             Ernest S. Wong
                                             Senior Vice President
                                             Chief Financial Officer