Form 10-Q
period 1997-02-28
FACTSET RESEARCH SYSTEMS INC
filed 1997-04-14
CIK 1013237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934.

    For the quarterly period ended: February 28, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                        Outstanding at February 28, 1997
-------------------                        --------------------------------

Common Stock, par value $.01               9,545,495

                          FACTSET RESEARCH SYSTEMS INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

         Consolidated Statements of Financial Condition
         February 28, 1997 and August 31, 1996.............................    3

         Consolidated Statements of Income
         for the three months ended and the six months ended
         February 28, 1997 and February 29,1996............................    4

         Consolidated Statements of Cash Flows
         for the six months ended February 28, 1997 and February 29, 1996..    5

         Notes to the Consolidated Financial Statements....................    6

ITEM 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations.....................    7

PART II - OTHER INFORMATION

ITEM 1-   Legal Proceedings................................................   10

ITEM 2 -  Changes In Securities............................................   10

ITEM 3 -  Submission of Matters to a Vote of Security Holders..............   10

ITEM 4 -  Other Information................................................   10

ITEM 5 -  Reports on Form 8-K..............................................   10

Signatures.................................................................   10



ITEM 1



                          FactSet Research Systems Inc.
                 Consolidated Statements of Financial Condition
                                 (in thousands)


                                                               (Unaudited)
                                                              February 28,        August 31,
                                                                     1997              1996
                                                                     ----              ----

ASSETS

Cash and cash equivalents                                       $  16,953         $  15,700
Investments                                                         1,262             1,338
Receivable from clients and clearing brokers                        7,848             6,181
Receivable from employees                                             859               946
Deferred taxes                                                      2,334             2,214
Other current assets                                                  428               465
                                                                ---------         ---------
             Total current assets                                  29,684            26,844
Property, equipment, and leasehold improvements, net               10,647             8,149
Deferred taxes                                                        763               624
Other assets                                                          901               893
                                                                ---------         ---------
             Total assets                                       $  41,995         $  36,510
                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                           $   2,455         $   1,156
Accrued compensation                                                2,264             1,980
Deferred fees and commissions                                       3,571             3,798
Current taxes payable                                                 432               793
Deferred rent                                                         135               114
                                                                ---------         ---------
             Total current liabilities                              8,857             7,841
Deferred taxes                                                        150               133
Deferred rent                                                         327               339
                                                                ---------         ---------
             Total liabilities                                      9,334             8,313
                                                                ---------         ---------

Stockholders' Equity:
             Common stock                                              96                96
             Capital in excess of par value                         1,931             1,431
             Retained earnings                                     30,712            26,658
             Treasury stock                                          (277)             (164)
             Unrealized gain on investments, net of taxes             199               176
                                                                ---------         ---------

             Total stockholders' equity                            32,661            28,197
                                                                ---------         ---------

             Total liabilities and stockholders' equity         $  41,995         $  36,510
                                                                =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.




                         FactSet Research Systems Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)




                                                 Three Months Ended                      Six Months Ended
                                             (Unaudited)      (Unaudited)         (Unaudited)
                                            February 28,     February 29,        February 28,     February 29,
                                                   1997             1996                1997             1996
                                                   ----             ----                ----             ----


Commissions                                   $   6,722        $   5,614           $  12,704        $  11,241
Fee Income                                        7,263            4,947              14,105            9,457
                                              ---------        ---------           ---------        ---------

         Total revenues                          13,985           10,561              26,809           20,698

Employee compensation costs                       4,122            3,271               7,915            6,462
Clearing costs                                    1,120            1,069               2,188            2,112
Data costs                                        1,008              807               1,945            1,605
Communication costs                                 787              733               1,531            1,429
Computer equipment                                1,215              631               2,026            1,290
Promotion                                           747              461               1,443            1,000
Occupancy                                           819              584               1,613            1,120
Other expenses                                      666              471               1,307              823
                                              ---------        ---------           ---------        ---------

         Total costs and expenses                10,484            8,027              19,968           15,841
                                              ---------        ---------           ---------        ---------

         Income from operations                   3,501            2,534               6,841            4,857

Other income                                        206              184                 323              430
                                              ---------        ---------           ---------        ---------

Income before provision for income taxes          3,707            2,718               7,164            5,287

Provision for income taxes                        1,615            1,160               3,110            2,265
                                              ---------        ---------           ---------        ---------

         Net income                           $   2,092        $   1,558           $   4,054        $   3,022
                                              =========        =========           =========        =========


         Net income per share                 $    0.19        $    0.14           $    0.37        $    0.28
                                              =========        =========           =========        =========

         Weighted average number of              10,814           10,776              10,821           10,770
                                              =========        =========           =========        =========
         common shares outstanding


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                         FactSet Research Systems Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                  Six Months Ended
                                                           (Unaudited)
                                                          February 28,      February 29,
                                                                 1997              1996
                                                                 ----              ----


Cash flows from operating activities:
       Net income                                           $   4,054         $   3,022
       Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation and amortization                            2,163             1,407
       Deferred tax expense                                      (259)              372
       (Gain) loss on disposal of equipment                         0              (104)
       Changes in assets and liabilities:
          Receivable from clients and clearing brokers         (1,667)             (488)
          Prepaid Taxes                                             0            (1,288)
          Accounts payable and accrued expenses                 1,567               528
          Accrued compensation payable                            514              (475)
          Deferred fees and commissions                          (227)             (300)
          Current taxes payable                                  (360)             (768)
          Other, Net                                              242              (591)
                                                            ---------         ---------

       Net cash provided by operating activities                6,027             1,315
                                                            ---------         ---------

Cash flows from investing activities:
       Purchases of property, equipment, and leasehold         (4,661)           (2,814)
         improvements
       Proceeds from disposal of equipment                          0               247
                                                            ---------         ---------

              Net cash used in investing activities            (4,661)           (2,567)
                                                            ---------         ---------


Cash flows from financing activities:
       Repurchase of common stock from employees                 (113)               (2)
       Proceeds from exercise of stock options                      0                16
                                                            ---------         ---------

       Net cash provided by (used in) financing activities       (113)               14
                                                            ---------         ---------

Net increase (decrease) in cash and cash equivalents            1,253            (1,238)

Cash and cash equivalents, beginning of period              $  15,700         $  11,588
                                                            ---------         ---------

Cash and cash equivalents, end of period                       16,953            10,350
                                                            =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FactSet Research Systems Inc.
                 Notes To The Consolidated Financial Statements
                                February 28, 1997

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

2. Initial Public Offering

On June 28, 1996, the Company completed an initial public offering of 3,593,750 shares of its common stock, which included 468,750 shares granted to the underwriters upon exercise of their over-allotment option. The shares were sold by certain stockholders of the Company for gross proceeds of $61,093,750. The Company did not receive any of the proceeds from the offering. The Company paid certain expenses of the Offering in the amount of $299,059 which has been recorded against Stockholders' Equity.

ITEM 2
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Overview

FactSet Research Systems Inc. is a leading provider of online integrated database services to the financial community. The Company's software technology combines multiple large-scale databases into a single mainframe based information system accessible from clients' personal computer workstations. Simultaneous access to over 70 databases creates a comprehensive, "one stop" source for financial and economic information, news and commentary on some 25,000 companies and 70,000 securities worldwide. The Company's proprietary software tools enable clients to easily download, screen, manipulate and analyze data in a virtually infinite array of formats, including custom reports designed by or for the user. FactSet markets its services to investment managers, investment banks, and other financial services institutions throughout the world.

Business Environment

Significant ongoing investment in people and technology will continue to be critical to FactSet's future growth. To further penetrate and increase coverage of its global markets, the Company plans to expand its sales and consulting groups, as well as fund further product development. Ongoing hardware investments will also continue to be critical to FactSet's growth. As part of its strategy of ensuring "fail safe" reliability, FactSet maintains two state of the art computer centers. Each is operated as a "hot" site and each is capable of serving the entire client population. This policy essentially doubles the Company's required capital spending in mainframe and related equipment. Significant levels of capital spending are likely to be necessary to keep processing power and data storage capacity in line with FactSet's growing user base and service offerings. The Company's profitability and consequent available cash flows enable us to fully fund these expenditures from internal resources.




Results of Operations

-------------------------------------------------------------------------------------------------------------------------

                                         Three months ended                           Six months ended
                                                                                                   (Audited)
                                    February 28,    February 29,                 February 28,   February 29,
(in thousands except per share data)       1997            1996    Change               1997           1996     Change
                                    -----------     -----------    ------        -----------    -----------     ------

Revenue                               $  13,985       $  10,561     32.4%          $  26,809      $  20,698      29.5%

Income from operations                    3,501           2,534     38.2%              6,841          4,857      40.9%

Net income                                2,092           1,558     34.3%              4,054          3,022      34.1%

Earnings per share                    $    0.19       $    0.14     35.7%          $    0.37      $    0.28      32.1%

-------------------------------------------------------------------------------------------------------------------------


Revenue for the three months ended February 28, 1997, the Company's second fiscal quarter, totaled $14.0 million for a gain of 32.4% over the comparable period a year earlier. For the first six months, revenue came in at $26.8 million for a gain of 29.5% over the prior year. The primary drivers generating this growth were the demands of existing clients for added passwords, for new services and access to additional databases. The workstation count, for example, rose to more than 8,000 for a near doubling in just the past twelve months. Factset continues to experience healthy additions to the client count both at home and abroad. As of February 28 1997, FactSet's client count totaled 461.
The Company is benefiting from especially strong growth in our services to the investment banking community and to overseas markets. International revenues in the second quarter rose 132% to $1.4 million and thus accounted for 10% of total revenues.

Client dollar commitments to FactSet increased to $58.4 million at quarter end, representing a 32.5% increase in the past twelve months. "Commitments", in our use of the term, means the current forward looking billing rate. Since the Company has virtually no fixed term contracts with clients, they are free to change the mix of services from FactSet at their discretion. Thus, "commitments" have changed in every month and on only one occasion in the past half dozen years have commitments failed to rise on a consistent monthly basis.

Operating expenses for the second 1997 fiscal quarter totaled $10.5 million, up 30.6% from the year ago quarter, and for the first six months totaled $20.0 million, up 26.1% from the prior year. The catalysts for this expansion in our cost base are the investments in facilities and staff to support the accelerated growth in our business. Employee compensation for the quarter rose 26.1% to $4.1 million and for the first half the increase was 22.5% to $7.9 million from the comparable period a year earlier. Growth in employee compensation was mainly due to a 29% increase in the number of employees over the prior year. Computer expenses in the second quarter were up 92.6%, to $1.2 million, and for the first half increased 57.0% to $2.0 million. The bulk of these increases came from incremental depreciation from major capacity upgrades at both data centers. Significant investments included an additional Digital Alpha 8480/300 mainframe system at each of our data centers, expansion of data storage capacity and upgrading mainframe computing power by more than 40%.

Promotional expenses for the quarter were $746,000 and for the first six months totaled $1.4 million, increases of 62.0% and 44.2% over the respective periods a year earlier. These increases reflected much heavier travel costs associated with the initial servicing of large and geographically dispersed clients. Occupancy costs were also up sharply to $819,000 for the quarter and $1.6 million for the half, representing increases of 40.1% for the quarter and 44.0% for the half. These increases reflect expansions of facilities at the Greenwich headquarters and our facilities in London and San Mateo.

With revenue gains running ahead of cost increases, operating margins for both the most recent quarter and the first six months showed improvement. Operating margins in the second quarter were 25.0% versus 24.0% a year earlier. For the first six months, margins reached 25.5% compared with 23.5% a year earlier. These gains reflect economies of scale and a continuing shift in the revenue mix to cash paying clients, since cash payments do not bear the clearing expenses associated with payments received in security transaction commissions.

FactSet's net income and earnings per share in the second quarter and the first half of fiscal 1997 were the highest recorded in the Company's history. Quarterly net income advanced 34.3% to $2.1 million from the comparable quarter a year ago. Net income for the six months ended February 28, 1997 improved 34.1% over the first half of fiscal 1996 to $4.1 million. Earnings per share for the second quarter of fiscal 1997 rose 35.7% to $0.19, up from $0.14 for the comparable period a year ago. For the first six months of fiscal 1997, earnings per share rose 32.1% to $0.37 from $0.28.


Liquidity and Capital Resources

The Company's financial condition remains strong. At February 28, 1997, cash, cash equivalents, and investments totaled more than $18.3 million. The Company continued to fund all of its investment needs with cash generated from operations. Cash provided from operating activities totaled $6.0 million for the first half of fiscal 1997, versus $1.3 million for the comparable period in fiscal 1996. Cash used for investing activities totaled $4.7 million during this period.

The Internal Revenue Service completed its audits of the Company's tax returns for the 1993, 1994, and 1995 fiscal years. The results of such audits did not have a material impact on the Company's financial position or results of operations.

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

                                                   FactSet Research Systems Inc.
                                                   (Registrant)



Date: April 14, 1997                                /s/ Ernest S. Wong
                                                   ----------------------------
                                                       Ernest S. Wong
                                                       Senior Vice President
                                                       Chief Financial Officer