Form 10-Q
period 1997-05-31
FACTSET RESEARCH SYSTEMS INC
filed 1997-07-14
CIK 1013237

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended: May 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                        Outstanding at May 31, 1997
-------------------                        ---------------------------

Common Stock, par value $.01               9,545,495

                          FACTSET RESEARCH SYSTEMS INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements

              Consolidated Statements of Financial Condition
              May 31, 1997 and August 31, 1996.............................    3

              Consolidated Statements of Income
              for the three months ended and the nine months ended
              May 31, 1997 and 1996........................................    4

              Consolidated Statements of Cash Flows
              for the nine months ended May 31, 1997 and 1996..............    5

              Notes to the Consolidated Financial Statements...............    6

ITEM 2 -      Management's Discussion and Analysis of
              Financial Condition and Results of Operations................    7

PART II - OTHER INFORMATION

ITEM 1-       Legal Proceedings............................................   10

ITEM 2 -      Changes In Securities........................................   10

ITEM 3 -      Submission of Matters to a Vote of Security Holders..........   10

ITEM 4 -      Other Information............................................   10

ITEM 5 -      Reports on Form 8-K..........................................   10

Signatures.................................................................   10


ITEM 1



                          FactSet Research Systems Inc.
                 Consolidated Statements of Financial Condition
                                 (in thousands)


                                                               (Unaudited)
                                                                   May 31,        August 31,
                                                                     1997              1996
                                                                     ----              ----

ASSETS

Cash and cash equivalents                                       $  22,069         $  15,700
Investments                                                         1,323             1,338
Receivable from clients and clearing brokers                        7,139             6,181
Receivable from employees                                             517               946
Deferred taxes                                                      2,822             2,214
Other current assets                                                  468               465
                                                                ---------         ---------
             Total current assets                                  34,338            26,844
Property, equipment, and leasehold improvements, net               10,262             8,149
Deferred taxes                                                        795               624
Other assets                                                          884               893
                                                                ---------         ---------
             Total assets                                       $  46,279         $  36,510
                                                                =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued expenses                           $   2,146         $   1,156
Accrued compensation                                                2,046             1,980
Deferred fees and commissions                                       4,847             3,798
Current taxes payable                                               1,582               793
Deferred rent                                                         130               114
                                                                ---------         ---------
             Total current liabilities                             10,751             7,841
Deferred taxes                                                        176               133
Deferred rent                                                         299               339
                                                                ---------         ---------
             Total liabilities                                     11,226             8,313
                                                                ---------         ---------

Stockholders' Equity:
             Common stock                                              96                96
             Capital in excess of par value                         1,931             1,431
             Retained earnings                                     33,070            26,658
             Treasury stock                                          (277)             (164)
             Unrealized gain on investments, net of taxes             233               176
                                                                ---------         ---------

             Total stockholders' equity                            35,053            28,197
                                                                ---------         ---------

             Total liabilities and stockholders' equity         $  46,279         $  36,510
                                                                =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.




                         FactSet Research Systems Inc.
                        Consolidated Statements of Income
                      (in thousands, except per share data)
                                  (unaudited)



                                                    Three Months Ended                   Nine Months Ended
                                                 May 31,          May 31,             May 31,          May 31,
                                                   1997             1996                1997             1996
                                                   ----             ----                ----             ----


Commissions                                   $   7,066        $   6,022           $  19,770        $  17,262
Fee Income                                        8,031            5,414              22,136           14,872
                                              ---------        ---------           ---------        ---------

         Total revenues                          15,097           11,436              41,906           32,134

Employee compensation costs                       4,422            3,407              12,337            9,869
Clearing costs                                    1,248            1,131               3,436            3,242
Data costs                                        1,124              872               3,069            2,477
Communication costs                                 841              677               2,372            2,106
Computer equipment                                1,215              793               3,241            2,083
Promotion                                           758              668               2,201            1,668
Occupancy                                           874              609               2,487            1,729
Other expenses                                      713              470               2,020            1,294
                                              ---------        ---------           ---------        ---------

         Total costs and expenses                11,195            8,627              31,163           24,468
                                              ---------        ---------           ---------        ---------

         Income from operations                   3,902            2,809              10,743            7,666

Other income                                        235              145                 558              576
                                              ---------        ---------           ---------        ---------

Income before provision for income taxes          4,137            2,954              11,301            8,242

Provision for income taxes                        1,779            1,279               4,889            3,545
                                              ---------        ---------           ---------        ---------

         Net income                           $   2,358        $   1,675           $   6,412        $   4,697
                                              =========        =========           =========        =========


         Net income per share                 $    0.22        $    0.16           $    0.59        $    0.44
                                              =========        =========           =========        =========

         Weighted average number of              10,813           10,750              10,833           10,761
                                              =========        =========           =========        =========
         common shares outstanding


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                         FactSet Research Systems Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                   Nine Months Ended
                                                               May 31,           May 31,
                                                                 1997              1996
                                                                 ----              ----


Cash flows from operating activities:
       Net income                                           $   6,412         $   4,697
       Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation and amortization                            3,463             2,181
       Deferred tax expense                                      (779)             (238)
       (Gain) loss on disposal of equipment                         0              (104)
       Changes in assets and liabilities:
          Receivable from clients and clearing brokers           (958)             (921)
          Prepaid taxes                                             0              (251)
          Accounts payable and accrued expenses                 1,390              (314)
          Accrued compensation                                    161              (190)
          Deferred fees and commissions                         1,049               761
          Current taxes payable                                   789              (768)
          Other, Net                                              531              (570)
                                                            ---------         ---------

       Net cash provided by operating activities               12,058             4,283
                                                            ---------         ---------

Cash flows from investing activities:
       Purchases of property, equipment, and leasehold         (5,576)           (4,123)
         improvements
       Proceeds from disposal of equipment, net                     0               144
                                                            ---------         ---------

              Net cash used in investing activities            (5,576)           (3,979)
                                                            ---------         ---------


Cash flows from financing activities:
       Repurchase of common stock from employees                 (113)               (2)
       Proceeds from exercise of stock options                      0                16
                                                            ---------         ---------

       Net cash (used in) provided by financing activities       (113)               14
                                                            ---------         ---------

Net increase in cash and cash equivalents                       6,369               318

Cash and cash equivalents, beginning of period              $  15,700         $  11,588
                                                            ---------         ---------

Cash and cash equivalents, end of period                       22,069            11,906
                                                            =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          FactSet Research Systems Inc.
                 Notes To The Consolidated Financial Statements
                                  May 31, 1997

1.  Summary of Accounting Principles

The accompanying consolidated financial statements include the accounts of FactSet Research Systems Inc. ("the Company") and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements. Certain reclassifications have been made to the prior year financial statements to conform with the current presentation.

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

The Company adopted SFAS No. 123 -- Accounting for Stock-Based Compensation in the first quarter of fiscal 1997. SFAS No. 123 encourages (but does not require) compensation cost to be measured based on the fair value of the stock instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion ("APB") No. 25 -- Accounting for Stock Issued to Employees which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue accounting for stock-based compensation under APB No. 25 and will disclose in it's annual 10-K for the fiscal year ending 8/31/97 the pro forma effect on net income and earnings per share from measuring compensation cost based on the fair value of the equity instruments awarded.

2. Initial Public Offering

On June 28, 1996, the Company completed an initial public offering of 3,593,750 shares of its common stock, which included 468,750 shares granted to the underwriters upon exercise of their over-allotment option. The shares were sold by certain stockholders of the Company for gross proceeds of $61,093,750. The Company did not receive any of the proceeds from the offering. The Company paid certain expenses of the Offering in the amount of $299,059 which has been charged against Stockholders' Equity.

ITEM 2
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations


Overview

FactSet Research Systems Inc. is a leading provider of online integrated database services to the financial community. The Company's software technology combines multiple, large-scale databases into a single mainframe information system accessible from clients' personal computers. Simultaneous access to over 70 databases creates a comprehensive, "one stop" source for financial and economic information, news, and commentary on some 25,000 companies and 70,000 securities worldwide. The Company's proprietary software tools enable clients to easily download, screen, manipulate, and analyze data in a virtually infinite array of formats, including custom reports designed by and for the user. FactSet markets its services to investment managers, investment banks, and other financial service institutions throughout the world.


Business Environment

Significant ongoing investment in people and technology will be critical to FactSet's future growth. To further penetrate and increase coverage of its global markets, the Company plans to expand its sales and consulting groups and fund product development. Ongoing hardware investments will also to be critical to FactSet's growth. As a part of its strategy of ensuring "fail safe" reliability, FactSet maintains two state of the art computer centers. Each is operated as a "hot" site and each is capable of serving the entire client population. This policy essentially doubles the Company's required capital spending in mainframe and related equipment. Significant levels of capital spending are likely to be necessary to keep processing power and data storage capacity in line with FactSet's growing user base and service offerings. Historically, the Company's profitability and cash flows from operations enabled these expenditures to be fully funded from internal resources.




Results of Operations

-------------------------------------------------------------------------------------------------------------------------

                                        Three months ended May 31,                   Nine months ended May 31,

(Thousands, except per share data)         1997            1996    Change               1997           1996     Change
                                    -----------     -----------    ------        -----------    -----------     ------

Revenue                               $  15,097       $  11,436     32.0%          $  41,906      $  32,134      30.4%

Income from operations                    3,902           2,809     38.9%             10,743          7,666      40.1%

Net income                                2,358           1,675     40.8%              6,412          4,697      36.5%

Earnings per share                    $    0.22       $    0.16     37.5%          $    0.59      $    0.44      34.1%

-------------------------------------------------------------------------------------------------------------------------

Revenue for 1997's fiscal third quarter was $15.1 million, up 32.0% over the comparable period a year earlier. For the nine months ended May 31, 1997, revenue totaled $41.9 million, an increase of 30.4% from the same period a year ago. Revenue grew without any price increases and its expansion was driven by added demand for passwords, the addition of databases and services and international growth. The password count approximately doubled over the past twelve months to over 9,000 at quarter end. The strong growth in passwords reflected increased demand from existing clients as well as penetration of new, larger markets. During 1997's fiscal third quarter, international revenue rose to $1.8 million, a gain of 120% versus 1996's comparable period reflecting FactSet's expanded global product offerings. Quarterly revenue abroad represented 12% of FactSet's consolidated revenue versus 7% a year ago. Currency fluctuations did not have a material impact on the Company's results of operations as practically all clients paid for services in U.S. dollars and the average net monetary position of the Company's foreign branch operations was immaterial.

Client commitments were $62.8 million at May 31, 1997, rising 34.0% over the past twelve months. "Commitments" is not a revenue forecast but is meant to indicate total revenue to be received over the next twelve months if all services were frozen in their current configurations. Client count rose to 474 at quarter end. FactSet has virtually no contracts with clients. Clients may change the desired mix of services at any time. Therefore, total client "commitments" change from month to month. The Company has enjoyed an increase in client commitments in 95 of the last 96 months. At May 31, 1997, no one client represented as much as 3% of total commitments and the top ten clients represented less than 15%.

Operating expenses for the three months ended May 31, 1997 were $11.2 million, up 29.8% over the same period a year ago. For the first nine months, operating expenses totaled $31.2 million, increasing 27.4% from the comparable period in fiscal 1996. Employee compensation rose 29.8% to $4.4 million for the quarter and was up 25.0% to $12.3 million over the nine months ending May 31, 1997. Increased employee compensation was a result of employee additions and merit increases to existing employees. Employee headcount increased by 39.8% over the past twelve months and totaled 165 as of May 31, 1997. Computer expenses for the third quarter increased 53.2% to $1.2 million and for the nine months ending May 31, 1997 were up 55.6% totaling $3.2 million. Computer expenses grew primarily due to incremental depreciation related to capital expenditures at the Company's two data centers. Occupancy costs moved up 43.5% to $874,000 for the three months ending May 31, 1997 and increased 43.9% to $2.5 million for the first nine months of fiscal 1997. Additional space requirements in London and Greenwich were the catalysts for these increases. Other expenses for the most recent quarter rose 51.7% to $713,000 and grew 56.1% totaling $2.0 million for the nine months ended May 31,1997 primarily as a result of additional professional fees.

Operating margins for 1997's third fiscal quarter increased to 25.8% up from 25.6% for the first nine months fiscal 1997. Improved operating margins were primarily caused by reduced clearing fees as a percentage of sales and economies of scale. Fees from commission paying clients are increased to cover associated clearing charges. Cash paying clients represented 53% of total revenue for both the quarter and for the nine months ended May 31, 1997 up from 47% and 46% respectively for the comparable periods a year ago.

Third quarter net income rose to $2.4 million, up 40.8% from the comparable quarter a year ago. Net income for the nine months May 31, 1997 was $6.4 million, advancing 36.5%. Earnings per share for the recent quarter improved to $0.22, up 37.5% from $0.16 for the comparable quarter ended May 31, 1996. Over the first three quarters of fiscal 1997 earnings per share increased to $0.59, a 34.1% increase from $0.44 for 1996's comparable period.

Liquidity and Capital Resources

The Company funded all operating expenses and capital expenditures with cash generated from operations and has no debt. Since the start of the fiscal year, cash, cash equivalents, and investments increased by $6.4 million and totaled $23.4 million at May 31, 1997. Cash provided by operating activities increased to $12.1 million for the first nine months of fiscal 1997 primarily due to increased earnings and non cash expenses. Capital expenditures totaled $5.6 million during the nine months ended May 31, 1997. Significant investments included an additional Digital Alpha 8480/300 mainframe system at each of our data centers, expansion of data storage capacity, upgrading mainframe computing power by more than 40%, and making leasehold improvements in London and Greenwich. Significant levels of capital spending are likely necessary to keep processing power, data storage capacity, and office space requirements in line with the Company's sustained growth.

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


                                      FactSet Research Systems Inc.
                                     (Registrant)


                                  /s/ Ernest S. Wong
Date: July 14, 1997                ---------------------------
                                      Ernest S. Wong
                                      Senior Vice President
                                      Chief Financial Officer