Form 10-K
period 1997-08-31
FACTSET RESEARCH SYSTEMS INC
filed 1997-11-26
CIK 1013237

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.20549
                              _____________________

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended August 31, 1997

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

Registrant's telephone number, including area code: (203) 863-1500 Securities registered pursuant to Section 12(b) of the Act: Common Stock Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 14, 1997 was $121,744,870

The number of shares outstanding of the registrant's common stock as of November 14, 1997 was 9,574,432.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 1997 into Parts I, II and III.

Portions of the definitive Proxy Statement dated November 26, 1997 into Part III.


                         FACTSET RESEARCH SYSTEMS INC.

                                    FORM 10-K

                    For The Fiscal Year Ended August 31, 1997

                                      INDEX
                                                                            Page

                                     PART I
Item 1.    Business............................................................2
Item 2.    Properties..........................................................3
Item 3.    Legal Proceedings...................................................3
Item 4.    Submission of Matters to a Vote of Security Holders.................3

                                    PART II

Item 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters.................................................4
Item 6.    Selected Financial Data.............................................4
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.................................4
Item 8.    Financial Statements and Supplementary Data.........................4
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures................................4

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..................4
Item 11.   Executive Compensation..............................................5
Item 12.   Security Ownership of Certain Beneficial Owners and Management......6
Item 13.   Certain Relationships and Related Transactions......................6

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....6
Signatures ....................................................................7

                                     PART I

ITEM 1.    BUSINESS

FactSet Research Systems Inc. ("the Company" or "FactSet") changed its name from FactSet Research Corporation in 1995. FactSet Research Corporation was incorporated in the state of Delaware in 1984. FactSet commenced business in 1978 through FactSet Data Systems, Inc., now a wholly owned subsidiary of the Company. FactSet Data Systems, Inc. was incorporated in the state of Delaware in 1978.

FactSet is a leading provider of on-line integrated database services to the financial community. The Company's software technology combines multiple large-scale databases into a single mainframe information system accessible from clients' personal computers. Simultaneous access to over 85 databases creates a comprehensive, "one-stop" source for financial and economic information, news and commentary on tens of thousands of companies and securities worldwide.

The Company acquires data from over 30 information providers and seeks to maintain, when possible, at least two sources for each item of data. The Company contracts with database vendors on either a fixed fee or royalty (per client) basis, with the contract generally renewable annually and cancelable on one year's notice. FactSet is a significant distributor for many of the databases provided by the Company.

FactSet has developed advanced proprietary communication and software tools to enable users to access the Company's mainframe centers and its integrated data library to create investment analyses using easy-to-use Windows-based programs. The Company's proprietary software tools enable clients to download, screen, manipulate, and analyze data in a virtually infinite array of formats, allowing for custom reports and charts designed by and for the user. By charging flat fees, FactSet encourages its clients to make full use of the FactSet system. There are no extra usage charges and FactSet includes extensive support and training at no additional charges.

Providing superior consultative services is an integral part of the Company's services. The Company's client support consultants strive to maximize the utility of the FactSet system to clients and thereby promote lasting and mutually profitable client relationships. Client support consultants work with clients, often at client sites, to develop custom applications tailored to clients' information needs. The Company also conducts several dozen training seminars across the US and abroad annually and maintains a client support hotline and around-the-clock emergency service.

The Company's marketing efforts are focused on specific industry segments, including investment managers, investment bankers and portfolio managers, and on geographic expansion in Europe and the Pacific Rim. The Company explores strategic acquisitions and alliances as such opportunities arise.

Financial services professionals depend on a wide array of financial data including current and historical security prices, historical and estimated future company financial information, benchmark data and indices, general economic data, news, commentary, and other financial data. In addition, the Company believes that it is becoming increasingly important for these professionals to integrate and analyze the historical relationships between multiple types of financial information in forming their investment decisions. Financial information is typically contained in databases maintained by a wide variety of vendors and provided to clients in both CD-ROM and online formats. In the absence of database integration, in order to utilize data from a variety of sources, an individual user must access and retrieve data from multiple separate databases, with data often in varied formats, and then must manually integrate and tabulate the accumulated data to suit his or her particular task.

The on-line information services industry is competitive and characterized by rapid technological change and by large and well-capitalized companies as well as smaller competitors. In a broad sense, the Company competes or may compete directly and indirectly in the United States and internationally with well-established news and information providers, market data suppliers, as well as many of the database providers from whom the Company obtains data for inclusion in the FactSet system. The Company's most direct competitors include online and CD-ROM database suppliers and integrators such as OneSource Inc., COMPUTSTAT PC Plus, Baseline Inc., StockVal Incorporated, Disclosure Inc., and IDD Information Services primarily in the United States and Datastream and Randall-Helms primarily in international markets. Many of these competitors offer databases and applications that, in one form or another, are similar to the databases and applications offered by the Company, in some cases at lower prices. While many of the Company's competitors offer similar applications, the Company believes that none offer a package of applications as comprehensive and powerful as those offered by the Company.

The number of employees of FactSet and its subsidiaries totaled 193 as of August 31, 1997, up from 145 at August 31, 1996.

Additional information with respect to the Company's business is included in FactSet's fiscal year 1997 Annual Report to Stockholders which is incorporated herein by reference:

Five Year Summary of Selected Financial Data - - page 12
Management's Discussion and Analysis of Financial Condition and Results of Operations- -pages 13-17
Note 1 to Consolidated Financial Statements entitled "Organization and Nature of Business" - - page 26
Note 10 to Consolidated Financial Statements entitled "Net Capital" - - page 32


ITEM 2.    PROPERTIES

The Company's principal executive offices are located in Greenwich, Connecticut. The Company maintains redundant mainframe computer centers at its Greenwich facility and at a facility in New York, New York. The Greenwich facility consists of approximately 37,000 square feet of office and computer center space. The Company and its subsidiaries also maintain offices in San Mateo, California, London, England and Tokyo, Japan. The Company and its subsidiaries lease all of their facilities.


ITEM 3.    LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal 1997.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following information included in FactSet's fiscal year 1997
Annual Report to Stockholders is incorporated herein by reference:

Quarterly Financial Data, Common Stock and Quarterly Stock Prices - - page 36

ITEM 6.    SELECTED FINANCIAL DATA

Refer to the Five Year Summary of Selected Financial Data included on page 12 of FactSet's fiscal year 1997 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 13-17 of FactSet's fiscal year 1997 Annual Report to Stockholders which is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the following information included in FactSet's fiscal year
1997 Annual Report to Stockholders which is incorporated herein by reference:

Consolidated Statements of Income- -page 19
Consolidated Statements of Financial Condition- - page 20
Consolidated Statements of Changes in Stockholders' Equity- -pages 22-23 Consolidated Statements of Cash Flows- -pages 24-25
Notes to Consolidated Financial Statements- -pages 26-35
Report of Independent Accountants- -page 37


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of FactSet Research Systems Inc. as of November 26, 1997 were as follows:

Name                  Age          Position with the Company
----                  ---          -------------------------
Howard E. Wille       69           Chairman of the Board of Directors;
                                   Chief Executive Officer and Director
Charles J. Snyder     55           President; Chief Technology Officer
                                   and Director
Ernest S. Wong        43           Senior Vice President, Chief Financial
                                   Officer and Secretary
David R. Korus        36           Director
Joseph E. Laird, Jr.  51           Director

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

Charles J. Snyder, President, Chief Technology Officer and Director.
Mr. Snyder was a founder of the Company in 1978 and has held his current positions with the Company since that time. From 1964 to 1977, Mr. Snyder worked for Faulkner Dawkins & Sullivan, eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone after its acquisition of Faulkner Dawkins & Sullivan in 1977. Mr. Snyder received a B.S.E. in Electrical Engineering from Princeton University and an M.S. in Mathematics from New York University. Mr. Snyder has been a director of the Company since its formation.

Ernest S. Wong, Senior Vice President, Chief Financial Officer and Secretary. Mr. Wong joined the Company in his current position in June 1996. Between 1991 and 1996, he held several positions with Montedison SpA including Vice President, Finance and Treasurer of Montedison USA, Inc. and Director of Corporate Finance of Montedison Corporation of America. From 1988 to 1991, he was Vice President in the North American Banking Group of The First National Bank of Chicago, and prior to that time served as Manager of Domestic Finance at PepsiCo, Inc. and Second Vice President in the Corporate Bank of The Chase Manhattan Bank. Mr. Wong received a B.A. in Psychology from Cornell University and an M.B.A. in Finance from Columbia University Graduate School of Business.

David R. Korus., Director. Mr. Korus is a partner and portfolio manger with Westcliff Capital Management LLC ("Westcliff"). Prior to joining Westcliff in 1996, Mr. Korus managed technology assets for Kingdon Capital Management, a large, diversified hedge fund. Mr. Korus began his career in 1983 with Kidder, Peabody & Co. ("Kidder") researching technology stocks. Later he became Chairman of Kiddder's Research Steering Committee and was responsible for managing the technology research department. During his 11 year tenure with Kidder, Mr. Korus followed over 100 companies in the software and hardware industries. Mr. Korus is a member of the compensation and audit committees and has been a director of the Company since July 1997.

Joseph E. Laird, Jr., Director. Mr. Laird has been a Managing Director of Veronis, Suhler & Associates, the leading specialty investment bank exclusively serving the media and information industries, since 1989. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and then investment strategist for Paine Webber Mitchell Hutchins. Mr. Laird is a member of the compensation and audit committees and has been a director of the Company since 1993.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Information Regarding Executive Officer Compensation" contained in the definitive Proxy
Statement dated November 26,1997 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" contained in the definitive Proxy Statement dated November 26, 1997 is incorporated herein by reference


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "nformation Regarding the Board of Directors and Related Committees" on page 2 and "Certain Transactions" on page 8 of the definitive Proxy Statement dated November 26, 1997 is incorporated herein by reference.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

The following information from FactSet Research Systems Inc.'s fiscal year 1997 Annual Report to Stockholders is incorporated by reference under Items 1, 5, 6, 7, and 8 and are filed as part of this report as part of
Exhibit 13.1:

Five Year Summary of Selected Financial Data - - page 12
Management's Discussion and Analysis of Results of Operations and Financial Condition - - pages 13-17
Consolidated Statements of Income- -page 19
Consolidated Statements of Financial Condition- - page 20
Consolidated Statements of Changes in Stockholders'Equity- -pages 22-23 Consolidated Statements of Cash Flows- -pages 24-25
Notes to Consolidated Financial Statements- -pages 26-35
Quarterly Financial Data, Common Stock and Quarterly Stock Prices- -page 36 Report of Independent Accountants- -page 37


(b) Reports on Form 8-K

No reports on Form 8-K were filed during fiscal 1997.

(c) Exhibit Listing

Exhibit
Number                   Description

3.1                      Restated Certificate of Incorporation (1)
3.2                      By-laws (1)
4.1                      Form of Common Stock (1)
10.1                     Form of Employment Agreement between the Company
                              and Howard E. Wille and Charles J.Snyder (1)
10.2                     Letter Agreement between the Company and
                              Ernest S. Wong (1)
13.1                     The Company's fiscal 1997 Annual Report to Shareholders
________________________________________________________________________________

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 20, 1997.

                              FACTSET RESEARCH SYSTEMS INC.

                              By /s/ ERNEST S. WONG
                              .....................
                              Ernest S. Wong,
                              Senior Vice President,
                              Chief Financial Officer
                              and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 20, 1997.



          Signature                                         Title

/s/ HOWARD E. WILLE                     Chairman of the Board of Directors
 ........................                and Chief Executive Officer and Director
Howard E. Wille

/s/ CHARLES J. SNYDER                   President,Chief Technology Officer
 ........................                and Director
Charles J. Snyder

/s/ DAVID R. KORUS                      Director
 ........................
David R. Korus

/s/ JOSEPH E. LAIRD, JR.                Director
 ........................
Joseph E. Laird, Jr.

/s/ ERNEST S. WONG                      Senior Vice President,
 ........................                Chief Financial Officer
Ernest S. Wong                          and Secretary