Form 10-Q
period 1997-11-30
FACTSET RESEARCH SYSTEMS INC
filed 1998-01-14
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended November 30, 1997

|_| Transition Report pursuant to Section 13 or 15(D) of the Securities Exchange Act Of 1934 for the transition period from ____ to ____
Commission File Number: 1-11869


                          FactSet Research Systems Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                           13-3362547
(State or other jurisdiction of     (I.R.S. Employer Identification No.)
incorporation or organization)

One Greenwich Plaza, Greenwich, Connecticut            06830
(Address of principal executive office)              (Zip Code)

Registrant's  telephone number,  including area code: (203) 863-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes |X| No|_|


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at November 30, 1997
 ...................                     ................................

Common Stock, par value $.01            9,596,140

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

               Consolidated Statements of Income
                    for the three months ended November 30, 1997 and 1996......3


               Consolidated Statements of Financial Condition
                    at November 30, 1997 and at August 31, 1997................4


               Consolidated Statements of Cash Flows
                    for the three months ended November 30, 1997 and 1996......5


               Notes to the Consolidated Financial Statements..................6



Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................10


Item 2.   Changes in Securities...............................................10


Item 3.   Submission of Matters to a Vote of Security Holders.................10


Item 4.   Other Information...................................................10


Item 5.   Reports on Form 8-K.................................................10


Item 6.   Exhibits............................................................10


Signatures....................................................................10

CONSOLIDATED STATEMENTS OF INCOME FactSet Research Systems Inc.
Unaudited and in thousands, except per share data

                              Three Months Ended November 30,   1997       1996
 ................................................................................
Subscription Revenue
Commissions                                                   $7,776     $6,392
Fees                                                           9,718      6,432
                                                              ------     ------
Total subscription revenue                                    17,494     12,824
                                                              ------     ------
 ................................................................................
Expenses
Cost of services                                               6,871      5,097
Selling, general, and administrative                           5,318      3,888
Other expenses                                                   707        499
                                                              ------      -----
Total operating expenses                                      12,896      9,484
                                                              ------     ------
 ................................................................................
Income from operations                                         4,598      3,340
Other income                                                     367        117
                                                               -----      -----
Income before income taxes                                     4,965      3,457
Income taxes                                                   2,190      1,495
                                                              ------     ------
Net income                                                    $2,775     $1,962
                                                              ======     ======
 ................................................................................
Weighted average common shares                                10,970     10,827
 ................................................................................
Earnings per common share                                      $0.25      $0.18
 ................................................................................


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                       November 30,  August 31,
Unaudited and in thousands                                    1997        1997
 ................................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $30,087     $26,816
Investments                                                  1,404       1,375
Receivable from clients and clearing brokers                 8,006       7,335
Receivable from employees                                      471         549
Deferred taxes                                               3,097       3,149
Other current assets                                           372         731
                                                            ------      ------
Total current assets                                        43,437      39,955
 ................................................................................
PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements, at cost    27,718      26,880
Less accumulated depreciation                              (18,782)    (17,658)
                                                            ------      ------
Property, equipment, and leasehold improvements, net         8,936       9,222
 ................................................................................
OTHER NON-CURRENT ASSETS
Deferred taxes                                               1,015         927
Other assets                                                   795         731
                                                           -------     -------
TOTAL ASSETS                                               $54,183     $50,835
                                                           =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       November 30,  August 31,
Unaudited and in thousands                                    1997        1997
 ................................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $3,398       $2,216
Accrued compensation                                         3,759        3,676
Deferred fees and commissions                                3,730        4,499
Current taxes payable                                        1,886        2,426
Deferred rent                                                   68           68
                                                            ------       ------
Total current liabilities                                   12,841       12,885
                                                            ------       ------
 ................................................................................
NON-CURRENT LIABILITIES
Deferred taxes                                                 193          180
Deferred rent                                                  126          143
                                                            ------       ------
Total liabilities                                           13,160       13,208
                                                            ------       ------
 ................................................................................
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                   118           96
Capital in excess of par value                               2,676        1,995
Retained earnings                                           38,363       35,588
Unrealized gain on investments, net of taxes                   255          239
Less treasury stock                                           (389)        (291)
                                                            ------       ------
Total stockholders' equity                                  41,023       37,627
                                                            ------       ------
 ................................................................................
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $54,183      $50,835
                                                           =======      =======
 ................................................................................

The accompanying notes are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
Unaudited and in thousands    Three Months Ended November 30,    1997     1996
 ................................................................................
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $2,775   $1,962
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              1,125      935
     Deferred tax benefit                                         (36)     (22)
     Accrued ESOP contribution                                    188      135
                                                                -----    -----
Net income adjusted for non-cash items                          4,052    3,010
Changes in working capital
     Receivable from clients and clearing brokers                (671)     323
     Receivable from employees                                     77       14
     Accounts payable and accrued expenses                      1,182      467
     Accrued compensation                                         495      508
     Deferred fees and commissions                               (768)    (324)
     Current taxes payable                                       (540)     139
     Other working capital accounts, net                          278       92
                                                                -----    -----
Net cash provided by operating activities                       4,105    4,229
 ................................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and
     leasehold improvements                                      (838)  (1,535)
                                                                  ---    -----
Net cash used in investing activities                            (838)  (1,535)
 ................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock from employees                          (4)     (95)
Proceeds from exercise of stock options                             8        -
                                                                  ---      ---
Net cash provided by (used in) financing activities                 4      (95)
 ................................................................................
Net increase in cash and cash equivalents                       3,271    2,599
Cash and cash equivalents at beginning of period               26,816   15,700
                                                              -------  -------
Cash and cash equivalents at end of period                    $30,087  $18,299
                                                              =======  =======
 ................................................................................

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 1997
(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the "Company") provides online integrated database services to the financial community. The Company's revenue is derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenue is recorded as "Commissions") or on a cash basis (in which case subscription revenue is recorded as "Fees").

To facilitate the receipt of subscription revenue on a commission basis, the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934. FDS's only function is to facilitate the receipt of payments with respect to subscription charges and it does not otherwise engage in the securities business.

Subscription revenue paid in commissions is based on securities transactions introduced and cleared on a fully disclosed basis through one of two designated clearing brokers. A client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS's account.

FactSet Pacific,  Inc. and FactSet Limited are wholly owned  subsidiaries of the
Company  and  are  U.S.   corporations   with  branches  in  Tokyo  and  London,
respectively.

2. ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial  Statement  Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

The financial reporting format of the Consolidated Statements of Income has been revised to enhance comparability with other companies in the online information services industry and to improve understanding of the Company's results of operations. The Consolidated Statements of Income have been reclassified in all prior periods presented to conform to the current year presentation.

Cost of services is composed of compensation and benefits for the employees of the software engineering and consulting departments, clearing fees, data costs, computer maintenance and depreciation expenses, and communication costs. Selling, general, and administrative expenses include compensation and benefits for employees involved with sales, product development and various support functions, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, and office expenses. The components of other expenses are professional fees and miscellaneous expenses.

Use of Estimates

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

Revenue  Recognition

Subscription charges are quoted to clients on an annual basis, but are earned as services are provided on a month-to-month basis. Subscription revenue, whether commissions or fees, is recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivable from clients. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenue are reflected on the Consolidated Statements of Financial Condition as deferred fees and commissions.

Clearing Fees

When subscription charges are recorded on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers used to execute and settle clients' securities transactions.

Cash and Cash Equivalents

Cash  and  cash  equivalents   consist  of  demand  deposits  and  money  market
investments with original maturities of three months or less.

Investments

Investment securities are classified as available-for-sale securities and are reported at market value or fair value as determined by management. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of tax.

Property,  Equipment, and Leasehold Improvements

Depreciation of computers and related equipment acquired before September 1, 1994 is recognized using the double declining balance method over estimated useful lives of five years. Computers and related equipment acquired after September 1, 1994 are depreciated on a straight-line basis over estimated useful lives of three years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives of five years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Deferred Taxes

Deferred taxes are determined using a balance sheet approach. The income statement effect is derived from changes in deferred taxes on the balance sheet. This approach gives consideration to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will be realized. The effect on deferred taxes from income tax law changes are recognized immediately upon enactment. The Company records deferred taxes for such items as accrued compensation, deferred fees and commissions, and property, equipment, and leasehold improvements.

Stock-Based Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation.

Earnings Per Share

The computation of earnings per share in each year is based on the weighted average number of common shares and common share equivalents outstanding. The weighted average number of shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. Shares available pursuant to grants made under the Company's stock option plans are included as share equivalents using the treasury stock method.

On June 4, 1996, the Company increased the number of shares of common stock authorized from 5 million to 40 million, authorized 10 million shares of preferred stock issuable in series, and effected a 4-for-1 stock split with respect to the common stock. In connection with the stock splits, the par value of the common stock was reduced from $1.00 to $0.01 per share. For purposes of these financial statements, all common stock and per share amounts have been restated to reflect the stock splits.

New  Accounting  Pronouncements

In February 1997, SFAS No. 128, Earnings Per Share ("SFAS 128"), was issued. This statement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and reconciliation of the numerator and the denominator between the basic and diluted EPS computations. SFAS 128 will be effective for the Company's 1999 fiscal year. Had SFAS 128 been effective for fiscal years 1998 and 1997 basic EPS for the three months ended November 30, 1997 and 1996 would have been $0.29 and $0.21, respectively. Diluted EPS is already reported on the face of the income statement.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued. Disclosures required by these statements will be effective for the Company's 1999 fiscal year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The Company

FactSet Research Systems Inc. is the leading provider of online integrated database services to the financial community. The Company's software technology combines multiple large-scale databases into a single mainframe information system accessible from clients' personal computers. Simultaneous access to over 85 databases creates a comprehensive, "one stop" source for financial and economic information, news, and commentary on tens of thousands of companies and securities worldwide. The Company's proprietary software tools enable clients to easily download, screen, manipulate, and analyze data in a virtually infinite array of formats, principally custom reports designed by and for the user. FactSet markets its services to investment managers, investment banks, and other financial services institutions throughout the world.

Business Environment

Demand for online information by the financial community is, to some degree, influenced by global financial market conditions.

The US and several European stock markets reached record highs during the past three years, resulting in an expanded audience for FactSet's services. While there is no reason to believe that future demand for online information will decrease, a significant decline in US and European equity markets could adversely impact the Company's results of operations.

Revenue derived from the Company's Asian and Pacific Rim clients is not a significant portion of the Company's total consolidated revenue. Accordingly, the significant volatility in recent months in Asian and Pacific Rim stock markets is not expected to materially impact the Company's future results of operations, cash flows and financial position.



Future Investments

Substantial investments in people and technology are likely to be necessary to maintain the Company's growing presence in the global marketplace. Significant password growth, additional databases and office expansion have also caused the Company's capital spending requirements to increase. Enhancements to the Company's data centers are ongoing, office openings in New York City and Hong Kong are planned and expansion of the Tokyo office facility is scheduled. Accordingly, capital spending in fiscal 1998 is projected to be significantly higher than the $6.0 million in fiscal 1997. Based on its strong financial position and historical levels of cash generation, the Company anticipates that foreseeable investments in people and technology will continue to be fully funded from operations.

The Company is actively developing programs to adjust mainframe applications and data provided by third parties to be fully year 2000 compliant. The Company does not expect this transition to have a material impact on future results of operations, cash flows, or financial position.



RESULTS OF OPERATIONS

Unaudited and in thousands, except per share data

                   Three Months Ending November 30,   1997       1996   % Change
 ................................................................................
Revenue                                            $17,494    $12,824       36.4
Operating  expenses                                 12,896      9,484       36.0
Income from  operations                              4,598      3,340       37.7
Income  before income taxes                        ` 4,965      3,457       43.6
Net income                                           2,775      1,962       41.4
Earnings per share                                   $0.25      $0.18       38.9
 ................................................................................


Revenue

Revenue for the quarter ended November 30, 1997 was $17.5 million, an increase of 36.4% over the year ago period. New clients, additional users at existing clients and incremental subscriptions to databases and services drove this growth.

At quarter end, client count totaled 512, a net addition of 64 new clients over the past twelve months. The Company's client retention rate continued to be in excess of 95%. The number of passwords in use grew to over 11,000 representing more than a 50% increase from the first quarter of fiscal 1997.

Total client commitments at November 30, 1997 rose to $72.6 million, up 35% from the comparable period in fiscal 1997. The average commitment per client reached a new record of $142,000, up 18% from $120,000 per client a year ago. ("Commitments" represent a freeze frame of the annual revenue that the Company would receive from a particular client based on the services currently being supplied to that client.) At November 30, 1997, no individual client accounted for more than 4% of total commitments. In addition, commitments among the top ten clients represented less than 15% of total commitments. As a matter of policy, the Company does not seek to enter into written contracts with its clients. Accordingly, clients are free to add or delete services at any time. Historically, commitments have grown in virtually every month.

For the first quarter of fiscal 1998, revenue from overseas operations came in at $2.1 million, a 80% increase over fiscal 1997's comparable amount. As a result, international operations represented 12% of consolidated quarterly revenue compared to 9% a year ago. The impact on the Company's results of operations from foreign currency fluctuations was immaterial. The majority of international clients pay for services in U.S. dollars and the net monetary asset position maintained by the Company's non-U.S. offices was insignificant.

Operating Expenses

Cost of services includes employee compensation and benefits, clearing fees, data costs, computer maintenance and depreciation expenses, and communication costs. During the first quarter of fiscal 1998, cost of services increased to $6.9 million, a 34.8% increase over the year earlier period. A larger employee base and additional data expenses were the primary catalysts of this increase. The engineering and consulting staff increased by over 45% the past twelve months causing employee compensation and benefits to rise by $750,000 on a quarter over quarter basis. New databases caused data cost to rise $300,000, or 32.6% over the year ago period.

Selling, general, and administrative ("SG&A") expenses include employee compensation and benefits, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, and office expenses. For 1998's first fiscal quarter, SG&A expenses totaled $5.3 million up 36.8% versus the comparable period a year earlier. Merit pay raises and new employees produced this increase. The number of employees in the sales, product development, and various support departments increased by 20% compared to the end of 1997's first fiscal quarter. Accordingly, for the three months ended November 30, 1997 employee compensation increased by $1.0 million versus fiscal 1997's comparable period.

Operating Margins

Operating margins for the quarter ending November 30, 1997 increased by 30 basis points when compared to the year ago period. Margin improvements were largely the result of a change in the mix between Fee and Commission revenue and declining depreciation expense on computer equipment as a percentage of revenue. These improvements were partially offset by higher compensation levels related to the increased staffing levels.

Fee (cash) revenue produces a higher margin than Commission revenue. While net revenue to the Company is essentially the same under both payment methods, to cover the clearing charges, Commission clients pay a higher amount than clients who pay in cash. During 1998's first fiscal quarter, the percentage of cash revenue increased to 56% of the consolidated total versus 50% during the year ago quarter. Depreciation expense on computer equipment decreased as a percentage of revenue due to an increase in computer equipment that had become fully depreciated at 1997's fiscal year end.

Liquidity

Cash generated by operating activities totaled $4.1 million for the three months ended November 30, 1997 versus $4.2 million a year ago. Cash used in investing activities were $840,000, up from 1996's comparable total of $1.5 million. As discussed above under the caption "Future Investments," the Company expects that capital expenditures for fiscal 1998 will be significantly higher than the $6.0 million incurred during fiscal 1997.

All capital and operating expense requirements have been financed by cash from operations. At November 30, 1997, cash, cash equivalents, and investments totaled $31.5 million. The Company has no outstanding indebtedness.

Accounting Pronouncements

In fiscal 1998, SFAS No. 128, Earnings Per Share; SFAS No. 130, Reporting Comprehensive Income; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued. Refer to Note 2, "Accounting Policies" for further information.

Forward-Looking Statements

This Management's Discussion and Analysis of the Company's results of operations and financial condition contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "no reason to believe," "could adversely impact," "are not expected," "are likely necessary," "are ongoing," "are planned," "is scheduled," "is projected," "it is anticipated," "will continue," "does not expect," and "commitments" are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise. Future factors include the Company's ability to locate and hire qualified personnel and to maintain its leading technological position; the successful negotiation of contract terms to add and maintain databases; the ongoing employment of key personnel; the absence of U.S. or foreign governmental policy restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings:       None


Item 2.   Changes in Securities:   None


Item 3.   Submission of Matters to a Vote of Security Holders:   None


Item 4.   Other Information:       None


Item 5.   Reports on Form 8-K:     None


Item 6.   Exhibits

Exhibit Number
3.1....................................Restated Certificate of Incorporation (1)
3.2..................................................................By-laws (1)
4.1.....................................................Form of Common Stock (1)
10.1............................Form of Employment Agreement between the Company and Howard E. Wille and Charles J. Snyder (1)
10.2.................Letter Agreement between the Company and Ernest S. Wong (1)

(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)





SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: January 12, 1998       BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                                  Senior Vice President, Chief Financial Officer
                                  and Secretary