Form 10-Q
period 1998-02-28
FACTSET RESEARCH SYSTEMS INC
filed 1998-04-13
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 28, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at February 28, 1998
 ...................                     ................................

Common Stock, par value $.01            9,635,068

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three and six months ended February 28, 1998 and 1997......3


           Consolidated Statements of Financial Condition
            at February 28, 1998 and at August 31, 1997........................4


           Consolidated Statements of Cash Flows
            for the six months ended February 28, 1998 and 1997................5


           Notes to the Consolidated Financial Statements......................6



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................11


Item 2.   Changes in Securities...............................................11


Item 3.   Defaults Upon Senior Securities.....................................11


Item 4.   Submission of Matters to a Vote of Security Holders.................11


Item 5.   Other Information...................................................11


Item 6.   Exhibits and Reports on Form 8-K....................................11


Signatures....................................................................11




FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME-Unaudited                  Three Months Ended        Six Months Ended
In thousands, except per share data                                February 28,            February 28,
                                                                1998       1997         1998       1997
 .......................................................................................................

Subscription Revenues
Commissions                                                   $8,203     $6,721      $15,979    $13,113
Fees                                                          10,854      7,264       20,572     13,696
                                                              ------     ------       ------     ------
Total subscription revenues                                   19,057     13,985       36,551     26,809
                                                              ------     ------       ------     ------
 .......................................................................................................

Expenses
Cost of services                                               7,630      5,693       14,501     10,790
Selling, general, and administrative                           5,799      4,285       11,117      8,173
Other expenses                                                   772        506        1,479      1,005
                                                              ------      -----       ------      -----
Total operating expenses                                      14,201     10,484       27,097     19,968
 .......................................................................................................

Operating income                                               4,856      3,501        9,454      6,841
Other income                                                     384        206          751        323
                                                               -----      -----        -----      -----
Income before income taxes and extraordinary gain              5,240      3,707       10,205      7,164
Income taxes                                                   2,311      1,615        4,501      3,110
                                                              ------     ------       ------     ------
Net income before extraordinary gain                           2,929      2,092        5,704      4,054

Extraordinary gain, net of income taxes                          242          -          242          -
                                                              ------     ------        -----      -----
Net income                                                    $3,171     $2,092       $5,946     $4,054
                                                              ======     ======       ======     ======

 .......................................................................................................
Weighted average common shares                                10,949     10,814       10,941     10,821
 .......................................................................................................
Earnings per common share                                      $0.29      $0.19        $0.54      $0.37
 .......................................................................................................


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                      February 28,   August 31,
Unaudited and in thousands                                    1998         1997
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $30,586      $26,816
Investments                                                      -        1,375
Receivable from clients and clearing brokers                 9,247        7,335
Receivable from employees                                      494          549
Deferred taxes                                               3,031        3,149
Other current assets                                           183          731
                                                            ------       ------
Total current assets                                        43,541       39,955
 ...............................................................................

PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements, at cost    33,743       26,880
Less accumulated depreciation                              (20,295)     (17,658)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        13,448        9,222
 ...............................................................................

OTHER NON-CURRENT ASSETS
Deferred taxes                                                 865          927
Other assets                                                   727          731
                                                           -------      -------
TOTAL ASSETS                                               $58,581      $50,835
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      February 28,   August 31,
Unaudited and in thousands                                    1998         1997
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $6,316       $2,216
Accrued compensation                                         4,385        3,676
Deferred fees and commissions                                3,465        4,499
Current taxes payable                                          103        2,426
Deferred rent                                                   75           68
                                                            ------       ------
Total current liabilities                                   14,344       12,885
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred taxes                                                   -          180
Deferred rent                                                  236          143
                                                            ------       ------
Total liabilities                                           14,580       13,208
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                    97           96
Capital in excess of par value                               2,806        1,995
Retained earnings                                           41,534       35,588
Unrealized gain on investment, net of taxes                      -          239
Less treasury stock                                           (436)        (291)
                                                            ------       ------
Total stockholders' equity                                  44,001       37,627
                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $58,581      $50,835
                                                           =======      =======

The accompanying notes are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
Unaudited and in thousands      Six Months Ended February 28,    1998     1997
 ..............................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $5,946   $4,054
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              2,637    2,163
     Deferred tax expense (benefit)                               180     (259)
     Gain on sale of investment                                  (433)       -
     Accrued ESOP contribution                                    375      300
                                                                -----    -----
Net income adjusted for non-cash items                          8,705    6,258
Changes in working capital
     Receivable from clients and clearing brokers              (1,912)  (1,667)
     Accounts payable and accrued expenses                      4,100    1,267
     Accrued compensation                                         934      514
     Deferred fees and commissions                             (1,034)    (227)
     Current taxes payable                                     (2,323)    (360)
     Other working capital accounts, net                          707      242
                                                                -----    -----
Net cash provided by operating activities                       9,177    6,027
 ..............................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and
     leasehold improvements                                    (6,862)  (4,661)
Proceeds from sale of investments                               1,389        -
                                                                -----   ------
Net cash used in investing activities                          (5,473)  (4,661)
 ..............................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock from employees                          (5)    (113)
Proceeds from exercise of stock options                            71        -
                                                                   --      ---
Net cash provided by (used in) financing activities                66     (113)
 ..............................................................................

Net increase in cash and cash equivalents                       3,770    1,253
Cash and cash equivalents at beginning of period               26,816   15,700
                                                              -------  -------
Cash and cash equivalents at end of period                    $30,586  $16,953
                                                              =======  =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 1998
(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the "Company") provides online integrated database services to the financial community. The Company's revenues are derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenues are recorded as "Commissions") or on a cash basis (in which case subscription revenues are recorded as "Fees").

To facilitate the receipt of subscription revenues on a commission basis, the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934. FDS's only function is to facilitate the receipt of payments with respect to subscription charges and it does not otherwise engage in the securities business.

Subscription revenues paid in commissions are based on securities transactions introduced and cleared on a fully disclosed basis through one of two designated clearing brokers. A client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS's account.

FactSet Pacific,  Inc. and FactSet Limited are wholly owned  subsidiaries of the
Company  and  are  U.S.   corporations   with  branches  in  Tokyo  and  London,
respectively.

2. ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of FactSet Research Systems Inc. ("the Company") have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 1997. Interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue  Recognition

Subscription charges are quoted to clients on an annual basis, but are earned as services are provided on a month-to-month basis. Subscription revenues, whether commissions or fees, are recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivable from clients. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees and commissions.

Clearing Fees

When subscription charges are recorded on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers used to execute and settle clients' securities transactions.

Cash and Cash Equivalents

Cash  and  cash  equivalents   consist  of  demand  deposits  and  money  market
investments with original maturities of three months or less.

Investments

Investment securities are classified as available-for-sale securities and are reported at market value or fair value as determined by management. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of tax until sold.

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

New  Accounting  Pronouncements

In February 1997, SFAS No. 128, Earnings Per Share ("SFAS 128") was issued. This statement requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the income statement and reconciliation of the numerator and the denominator between the basic and diluted EPS computations. SFAS 128 will be effective for the Company's 1999 fiscal year. Had SFAS 128 been effective for fiscal years 1998 and 1997 basic EPS for the three months ended February 28, 1997 and 1996 would have been $0.33 and $0.22, respectively. For the first half of fiscal years 1998 and 1997, basic EPS would have been $0.62 and $0.42, respectively. EPS reported on the face of the income statement is identical to diluted EPS calculated under the provisions of SFAS 128.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued. Disclosures required by these statements will be effective for the Company's 1999 fiscal year.

In March 1998, Statement of Position 98-1, Accounting for The Costs of Computer Software Developed or Obtained for Internal Use was issued. This statement is effective for the Company's fiscal year ending in 2000. The impact from adoption of this new accounting pronouncement has not yet been determined.

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

Business Environment

Demand for online information by the financial community is, to some degree, impacted by the health of global financial markets.

The strength of the US and European equity markets have caused the population of potential users of FactSet's products and services to expand. The Company has no reason to believe that future demand for its products and services will diminish. However, a significant decline in the global equity markets could adversely impact the Company's results of operations, cash flows and financial position.

The Asian and Pacific Rim financial markets have experienced significant volatility during the past year. Revenues from the Company's Asian and Pacific Rim operations are not significant when compared to the Company's total consolidated revenues. Accordingly, should declines in the Asian and Pacific Rim stock markets continue, the impact on the Company's future results of operations, cash flows and financial position are not expected to be material.


Future Investments

Major investments in technology and people are ongoing to expand the Company's presence in the global marketplace. During the first half of fiscal 1998, the Company installed various processor, memory and network upgrades, and purchased a fourth mainframe for both of its data centers. A fifth mainframe will likely be installed in both data centers in the second half of the fiscal year.

The worldwide employee base continues to expand in conjunction with the Company's growth. At February 28, 1998, the Company employed 219 individuals (240 as of March 31, 1998), an increase of 42% from the end of the second quarter of fiscal 1997. As a result of this rapid growth, the Company has arranged for additional office space in New York City, San Mateo (California) and Tokyo and is seeking to add office space in Connecticut. Accordingly, the projected level of the Company's total capital spending in fiscal 1998 will likely be more than double the fiscal 1997 amount of $6.0 million.

The Company is actively developing programs to adjust mainframe applications and data provided by third parties to be fully year 2000 compliant. While there can be no absolute assurance of completion by year 2000, the Company does not believe this transition will have an adverse material impact on its future results of operations, cash flows, or financial position.



RESULTS OF OPERATIONS

                                                  Three Months Ending               Six Months Ending
                                                         February 28,                    February 28,
Unaudited and in thousands, except per share data      1998      1997   Change        1998       1997    Change
 ...............................................................................................................
Revenues                                            $19,057   $13,985    36.3%     $36,551    $26,809     36.3%
Operating  expenses                                  14,201    10,484    35.5       27,097     19,968     35.7
Operating income                                      4,856     3,501    38.7        9,454      6,841     38.2
Income before income taxes and extraordinary gain     5,240     3,707    41.3       10,205      7,164     42.4
Net income before extraordinary gain                  2,929     2,092    40.0        5,704      4,054     40.7
Extraordinary gain, net of income taxes                 242         -                  242          -
Net income                                            3,171     2,092    51.6        5,946      4,054     46.7
Earnings per share                                    $0.29     $0.19    52.6%       $0.54      $0.37     46.0%
 ...............................................................................................................


Revenues

Revenues for the second fiscal quarter ended February 28, 1998 were $19.1 million. For the first half, revenues totaled $36.6 million. For both the quarter and the half, revenues increased by 36.3% over the comparable periods a year earlier. Additional subscriptions to services, databases and passwords, and new client additions were the underlying growth drivers.

At   quarter-end,   the  number  of  passwords  in  use  grew  to  over  12,000, approximately a 50% increase from the second quarter of fiscal 1997. Client count totaled 521 at February 28, 1998, a net addition of 60 clients over the past twelve months. Retention of existing clients continued at a rate in excess of 95%.

Quarterly revenues from international operations were $2.3 million for the three months ending February 28, 1998, a 64% increase over fiscal 1997's comparable period. Overseas revenues over the first half of fiscal 1998 increased to $4.4 million, or 71% over the year ago period. Revenues from international sources now account for 12% of consolidated revenues for both the second fiscal quarter and the first half of fiscal 1998, up from 10% for the comparable periods a year earlier. The majority of international clients pay for services in U.S. dollars and the net monetary assets held by the Company's foreign offices was immaterial. Accordingly, the Company's exposure to foreign currency fluctuations was insignificant.


Total client commitments reached $78.7 million at February 28, 1998, up 35% from a year prior. Additional subscription services to and passwords from existing clients increased the average commitment per client to $151,000, or 19% from a year ago. ("Commitments" represent a freeze frame of the annual revenues that the Company would receive from a particular client based on the services currently being supplied to that client.) At the end of 1998's second fiscal quarter, no individual client accounted for more than 4% of total commitments and commitments among the top ten clients did not exceed 15% of the total. As a matter of policy, the Company does not seek to enter into written contracts with its clients. Accordingly, clients are free to add or delete services at any time. Historically, commitments have grown in virtually every month.


Operating Expenses

Cost of services includes employee compensation and benefits, clearing fees, data costs, computer maintenance and depreciation expenses, and communication costs. For the quarter ended February 28, 1998, cost of services were $7.6 million, up 34.0% over the comparable period in fiscal 1997. In the first half of fiscal 1998, cost of services totaled $14.5 million, an increase of 34.4% over the year earlier period. New employees and additional clearing fees were largely the cause of these increases. Personnel in the engineering and consulting departments increased by over 40% during the past twelve months. Accordingly, employee compensation and benefits rose by $900,000 on a quarter over quarter basis and by $1.6 million for the six months ended February 28, 1998. New clients paying for services by way of commissions on securities transactions caused clearing fees to rise by $400,000 for the second quarter and by $700,000 for the first half of fiscal 1998, increases of more than 30% over a comparable periods in fiscal 1997.

Selling, general, and administrative ("SG&A") expenses include employee compensation and benefits, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, and office expenses. SG&A expenses in 1998's second fiscal quarter were $5.8 million, an increase of 35.3% over the year earlier period. During the first half of fiscal 1998, SG&A expenses totaled $11.1 million, a rise of 36.0% when compared to the six months ending February 28, 1997. Employee additions and merit raises were the primary sources of these increases. Over the past twelve months, the number of employees in the sales, product development, and various support departments increased by 33% when compared February 28, 1997. As a result, employee compensation increased by $1.0 million in the second quarter and by $2.0 million during the first half of fiscal 1998 versus fiscal 1997's comparable totals.


Operating Margins

Operating margins for the quarter ending February, 28 1998 increased by 50 basis points when compared to the year ago period. For the six months ended February 28, 1998 operating margins grew by 35 basis points when compared to the same period in fiscal 1997. Margin expansion was primarily caused in the mix between fee and commission revenues and declining depreciation and data costs as a percentage of revenues. These improvements were partially offset by additional compensation and benefits related to the increased staffing levels.

Fee (cash) revenues produces a higher margin than Commission revenues. While net revenues to the Company is essentially the same under both payment methods, to cover the clearing charges, commission clients pay a higher amount than clients who pay in cash. During the second quarter of fiscal 1998, the percentage of cash revenues increased to 57% of the consolidated total versus 52% during the year ago quarter. Over the first half of fiscal 1998, cash revenues represented 56% of consolidated revenues as compared to 51% for the six moths ending February 28, 1997. Depreciation expense on computer equipment decreased as a percentage of revenues primarily due to the timing of capital expenditures in fiscal 1998 and the level of computer equipment that had become fully depreciated at 1997's fiscal year end. Data costs in fiscal 1998 has increased slower than revenues since the purchase of additional data by the Company has not been required to support its growth objectives.

Net Income and Earnings Per Share

During the fiscal quarter ended February 28, 1998, net income increased to $3.1 million, or 51.6 % from the year earlier period. For the first six months of fiscal 1998, net income was $5.9 million, up 46.7% from fiscal 1997's comparable period. A $242,000 extraordinary gain was recorded in connection with the sale of the Company's investment in a limited partnership during the second quarter of fiscal 1998. Excluding this extraordinary gain, second quarter net income was $2.9 million, a 40.0% increase over the comparable period in fiscal 1997. For the six months ending February 28, 1998, net income was $5.7 million, an increase of 40.7% versus the year ago period. Earnings per share ("EPS") for 1998's second quarter totaled $0.29 and for the first half, EPS was $0.54. Excluding the extraordinary gain, EPS was $0.27 in the second quarter, up 42% from a year ago. For the first half of fiscal 1998 without the extraordinary gain, EPS increased to $0.52 or 41% over the comparable period in fiscal 1997.


Liquidity

Cash generated by operating activities totaled $9.2 million for the six months ended February 28, 1998 versus $6.0 million a year ago. Cash used in investing activities were $5.5 million, up from fiscal 1997's comparable total of $4.7 million. In the second quarter of fiscal 1998, capital spending totaled $6.0 million. A fourth Digital Equipment Alpha mainframe machine was added to each of the Company's data center. Each mainframe machine was also upgraded to run on eight 625mhz CPU's and 10 gigabytes of RAM. As discussed above under the caption "Future Investments," the Company expects that capital expenditures for fiscal 1998 will likely be more than twice the $6.0 million incurred during fiscal 1997.

All capital and operating expense requirements have been financed by cash from operations. At February 28, 1998, cash and cash equivalents totaled $30.6 million. The Company has no outstanding indebtedness.

Accounting Pronouncements

In June 1997, SFAS No. 128, Earnings Per Share; SFAS No. 130, Reporting Comprehensive Income; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued. In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued. Refer to Note 2, "Accounting Policies" for further information.

Forward-Looking Statements

This Management's Discussion and Analysis of the Company's results of operations and financial condition contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "no reason to
believe,"  "could   adversely   impact,"  "are  not  expected,"  "are  ongoing,"
"continues," "is seeking," "will likely be" "does not believe," and "commitments" are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise. Future factors include the ability to hire qualified personnel, maintenance of the Company's leading technological position; the successful negotiation of contract terms supporting new and existing databases; the ongoing employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

Part II   OTHER INFORMATION


Item 1.   Legal Proceedings:         None


Item 2.   Changes in Securities:     None


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on January 8, 1998.

1. Each of the four nominees to the Board of Directors was elected:

     Director                 Term             For       Not For        Abstain
     --------                 ----             ---       -------        -------
     Joseph E. Laird, Jr.     1 yr.      8,998,347       215,894        214,064
     Walter F. Siebecker      2 yrs.     9,212,411         1,830        214,064
     David R. Korus           3 yrs.     9,118,667        95,574        214,064
     John C. Mickle           3 yrs.     9,212,311         1,930        214,064

2. The appointment of Price Waterhouse LLP as independent public accountants of the Company was ratified:

     For                        9,211,624
     Not For                        1,700
     Abstain                          907

3. The adoption of the Non-employee Directors' Stock Option Plan was ratified:

     For                        8,643,501
     Not For                      543,662
     Abstain                       25,328



Item 5.   Other Information:         None



Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number

3.1....................................Restated Certificate of Incorporation (1)
3.2..................................................................By-laws (1)
4.1.....................................................Form of Common Stock (1)
10.1........................Form of Employment Agreement between the Company and Howard E. Wille and Charles J. Snyder (1)
10.2.................Letter Agreement between the Company and Ernest S. Wong (1)
27..................................................Financial Data Schedules
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)


(b) Reports on Form 8-K: None


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: April 13, 1998     BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                                  Senior Vice President, Chief Financial Officer and Secretary