Form 10-Q
period 1998-05-31
FACTSET RESEARCH SYSTEMS INC
filed 1998-07-15
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at May 31, 1998
 ...................                     ................................

Common Stock, par value $.01            9,660,268

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three and nine months ended May 31, 1998 and 1997..........3


           Consolidated Statements of Financial Condition
            at May 31, 1998 and at August 31, 1997.............................4


           Consolidated Statements of Cash Flows
            for the nine months ended May 31, 1998 and 1997....................5


           Notes to the Consolidated Financial Statements......................6



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................12


Item 2.   Changes in Securities...............................................12


Item 3.   Defaults Upon Senior Securities.....................................12


Item 4.   Submission of Matters to a Vote of Security Holders.................12


Item 5.   Other Information...................................................12


Item 6.   Exhibits and Reports on Form 8-K....................................12


Signatures....................................................................12




FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME                            Three Months Ended       Nine Months Ended
In thousands, except per share data and unaudited                   May 31,                 May 31,
                                                                1998       1997         1998       1997
 .......................................................................................................

Subscription Revenues
Commissions                                                   $8,459     $7,067      $24,438    $19,770
Fees                                                          11,737      8,030       32,309     22,136
                                                              ------     ------       ------     ------
Total subscription revenues                                   20,196     15,097       56,747     41,906
                                                              ------     ------       ------     ------
 .......................................................................................................

Expenses
Cost of services                                               7,727      6,039       22,228     16,829
Selling, general, and administrative                           6,387      4,588       17,504     12,761
Other expenses                                                   669        568        2,148      1,573
                                                              ------      -----       ------      -----
Total operating expenses                                      14,783     11,195       41,880     31,163
                                                              ------     ------       ------     ------
 .......................................................................................................

Income from operations                                         5,413      3,902       14,867     10,743
Other income                                                     380        235        1,131        558
                                                               -----      -----        -----      -----
Income before income taxes and extraordinary gain              5,793      4,137       15,998     11,301
Income taxes                                                   2,526      1,779        7,027      4,889
                                                              ------     ------       ------     ------
Net income before extraordinary gain                           3,267      2,358        8,971      6,412

Extraordinary gain, net of income taxes                            -          -          242          -
                                                              ------     ------        -----      -----
Net income                                                    $3,267     $2,358       $9,213     $6,412
                                                              ======     ======       ======     ======

 .......................................................................................................
Basic earnings per common share                                $0.34      $0.25        $0.96      $0.67
 .......................................................................................................
Diluted earnings per common share                              $0.30      $0.22        $0.84      $0.59
 .......................................................................................................
Weighted average common shares (Basic)                         9,647      9,545        9,619      9,546
 .......................................................................................................
Weighted average common shares (Diluted)                      11,041     10,813       10,952     10,833
 .......................................................................................................


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                           May 31,   August 31,
In thousands and unaudited                                    1998         1997
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $31,049      $26,816
Investments                                                      -        1,375
Receivable from clients and clearing brokers                10,322        7,335
Receivable from employees                                      535          549
Deferred taxes                                               3,327        3,149
Other current assets                                           420          731
                                                            ------       ------
Total current assets                                        45,653       39,955
 ...............................................................................

PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements, at cost    37,223       26,880
Less accumulated depreciation                              (22,222)     (17,658)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        15,001        9,222
 ...............................................................................

OTHER NON-CURRENT ASSETS
Deferred taxes                                                 856          927
Other assets                                                   552          731
                                                           -------      -------
TOTAL ASSETS                                               $62,062      $50,835
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           May 31,   August 31,
In thousands and unaudited                                    1998         1997
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $3,878       $2,216
Accrued compensation                                         4,227        3,676
Deferred fees and commissions                                4,347        4,499
Current taxes payable                                        1,829        2,426
Deferred rent                                                   88           68
                                                            ------       ------
Total current liabilities                                   14,369       12,885
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred taxes                                                   -          180
Deferred rent                                                  347          143
                                                            ------       ------
Total liabilities                                           14,716       13,208
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                    97           96
Capital in excess of par value                               2,884        1,995
Retained earnings                                           44,801       35,588
Unrealized gain on investment, net of taxes                      -          239
Less treasury stock                                           (436)        (291)
                                                            ------       ------
Total stockholders' equity                                  47,346       37,627
                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $62,062      $50,835
                                                           =======      =======

The accompanying notes are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
In thousands and unaudited          Nine Months Ended May 31,    1998     1997
 ..............................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $9,213   $6,412
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              4,564    3,463
     Deferred tax expense (benefit)                              (107)    (779)
     Gain on sale of investment                                  (433)       -
     Accrued ESOP contribution                                    563      405
                                                                -----    -----
Net income adjusted for non-cash items                         13,800    9,501
Changes in working capital
     Receivable from clients and clearing brokers              (2,987)    (958)
     Accounts payable and accrued expenses                      1,662      985
     Accrued compensation                                         588      161
     Deferred fees and commissions                               (152)   1,049
     Current taxes payable                                       (597)     789
     Other working capital accounts, net                          729      531
                                                                -----    -----
Net cash provided by operating activities                      13,043   12,058
 ..............................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and
     leasehold improvements                                   (10,343)  (5,576)
Proceeds from sale of investments                               1,389        -
                                                                -----   ------
Net cash used in investing activities                          (8,954)  (5,576)
 ..............................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock from employees                          (5)    (113)
Proceeds from exercise of stock options                           149        -
                                                                   --      ---
Net cash provided by (used in) financing activities               144     (113)
 ..............................................................................

Net increase in cash and cash equivalents                       4,233    6,369
Cash and cash equivalents at beginning of period               26,816   15,700
                                                              -------  -------
Cash and cash equivalents at end of period                    $31,049  $22,069
                                                              =======  =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 1998
(Unaudited)

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

FactSet Pacific, Inc. and FactSet Limited are wholly owned subsidiaries of the Company and are U.S. corporations with branch operations in the Far East and Europe, respectively.

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

Cash and Cash Equivalents

Cash  and  cash  equivalents   consist  of  demand  deposits  and  money  market
investments.

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

Deferred Taxes

Deferred  taxes  are  determined  in  accordance  with  Statement  of  Financial
Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." The deferred tax provision is derived from changes in deferred taxes on the balance sheet. Under SFAS No. 109 consideration is given to the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes are recognized immediately upon enactment. The Company records deferred taxes for such items as accrued compensation, deferred fees and commissions, and property, equipment, and leasehold improvements.

Stock-Based Compensation

The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Earnings Per Share

In fiscal 1998, the Company adopted SFAS No. 128, Earnings Per Share ("EPS"). Basic EPS excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if common stock equivalents were converted into common stock and then shared in the earnings of the Company. Diluted EPS is computed by dividing net income by the weighted average number of both common shares and common share equivalents outstanding. The weighted average number of common shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. In the diluted EPS calculation, shares available pursuant to grants made under the Company's stock option plans are included as common stock equivalents using the treasury stock method.

New  Accounting  Pronouncements

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW

The Company

FactSet Research Systems Inc. is the leading provider of online integrated database services to the financial community. The Company's software technology combines multiple large-scale databases into a single mainframe information system accessible from clients' personal computers. Simultaneous access to over 100 databases creates a comprehensive, "one stop" source for financial and economic information, news, and commentary on tens of thousands of companies and securities worldwide. The Company's proprietary software tools enable clients to easily download, screen, manipulate, and analyze data in a virtually infinite array of formats, principally custom reports designed by and for the user. FactSet markets its services to investment managers, investment banks, and other financial services institutions throughout the world.

Business Environment

The strength of global financial markets has some influence on the demand for the Company's products and services.

The demand for FactSet's services has been positively impacted by the overall strength of the financial markets worldwide. While there is no reason to believe future demand for the Company's products and services will diminish, a prolonged decline in the global financial markets could adversely impact the Company's results of operations, cash flows and financial position.

Although the Asian and Pacific Rim financial markets have experienced significant volatility during the past year, the Company's revenues for the nine months ending May 31, 1998 grew by over 30% versus the comparable period a year earlier. Revenues over the first nine months of fiscal 1997 more than doubled compared to fiscal 1996. Less than 5% of total consolidated revenue is generated from the Company's Asian operations. Accordingly, should volatility in the Asian and Pacific Rim stock markets persist, the impact on the Company's future results of operations, cash flows and financial position is not expected to be material.

Investments

The Company continues to make significant investments in technology and people in order to expand in the global marketplace. Among its major capital expenditures during the first nine months of fiscal 1998, the Company purchased four Digital Equipment ("DEC") Alpha 8480/625 mainframe machines for its data centers. Six existing DEC Alpha mainframe machines were also upgraded to run on eight 625mhz CPU's and 10 gigabytes of RAM. The number of DEC Alpha machines owned by the Company currently totals ten.

Expansion of the Company's workforce also continues. At May 31, 1998, the Company employed 239 individuals, an increase of 45% from the end of the third quarter of fiscal 1997. To facilitate the growth of the organization, the Company has signed leases in fiscal 1998 to expand its office space in New York City, San Mateo (California), Tokyo and Connecticut.

The  projected  level  of  the  Company's  total  capital   spending  for  these
investments in technology and infrastructure will likely exceed $13.0 million in fiscal 1998.

The Company is actively developing programs to adjust mainframe applications and data provided by third parties to be fully year 2000 compliant. All year 2000 changes take place at the Company's mainframe centers and will not require a separate program installation on each user personal computer or network. While there can be no absolute assurance of completion by year 2000, the Company does not believe this transition will have a material adverse impact on its future results of operations, cash flows, or financial position.


RESULTS OF OPERATIONS

                                                         Three Months Ending             Nine Months Ending
                                                               May 31,                          May 31,
Unaudited and in thousands, except per share data      1998      1997   Change        1998       1997    Change
 ...............................................................................................................
Revenues                                            $20,196   $15,097    33.8%     $56,747    $41,906     35.4%
Operating  expenses                                  14,783    11,195    32.1       41,880     31,163     34.4
Operating income                                      5,413     3,902    38.7       14,867     10,743     38.4
Income before income taxes and extraordinary gain     5,793     4,137    40.0       15,998     11,301     41.6
Net income before extraordinary gain                  3,267     2,358    38.5        8,971      6,412     39.9
Extraordinary gain, net of income taxes                   -         -                  242          -
Net income                                            3,267     2,358    38.5        9,213      6,412     43.7
Diluted earnings per common share                     $0.30     $0.22    36.4%       $0.84      $0.59     42.4%
 ...............................................................................................................


Revenues

Revenues for the quarter ending May 31, 1998 increased 33.8% to $20.2 million versus $15.1 million for the third quarter of fiscal 1997. For the first nine months of fiscal 1998, revenues increased 35.4% to $56.7 million from $41.9 million for the first nine months of fiscal 1997. Additional subscriptions to services and passwords and new client additions drove this growth. The number of passwords in use grew to over 13,000 at May 31, 1998, approximately a 45% increase from the third quarter of fiscal 1997. The client count at May 31, 1998 was 548, a net increase of 74 clients over the past twelve months.

For the three months ending May 31, 1998, revenues from international operations were $2.6 million, a 47% increase over the year ago period. International revenues for the first nine months of fiscal 1998 increased 62% to $7.0 million, when compared to the first nine months of fiscal 1997. International operations accounted for approximately 13% of consolidated revenue for the third fiscal quarter and 12% for the first nine months of fiscal 1998, up from 12% and 10% for the comparable periods a year earlier. The majority of international clients pay for services in U.S. dollars and the net monetary assets held by the Company's foreign offices are insignificant. Accordingly, the Company's exposure to foreign currency fluctuations is immaterial.

Total client commitments at May 31, 1998 were $84.0 million, up 34% from May 31, 1997 ("Commitments" represent a freeze frame of the annual revenue that the Company would receive from a particular client based on the services currently being supplied to that client). The average commitment per client increased 16% to $153,000, resulting from additional subscription to services and passwords by existing clients. Client retention continued at a rate in excess of 95% in the third quarter of fiscal 1998. As of May 31, 1998, no individual client accounted for more than 4% of total commitments, and commitments from the top ten clients did not exceed 15% of the total. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients can add or delete services at any time. Commitments have historically grown in virtually every month.

Operating Expenses

Cost of services includes employee compensation and benefits (for employees engaged in software engineering and consulting), clearing fees, data costs, computer maintenance and depreciation expenses, and communication costs. For the quarter ended May 31, 1998, costs of services were up 28% to $7.7 million when compared to the third quarter of fiscal 1997. In the first nine months of fiscal 1998, cost of services increased 32.1% over the year earlier period to $22.2 million. These increases are largely due to higher employee compensation and benefit expenses and increased depreciation expense on computer equipment. For the quarter ended May 31, 1998, employee compensation and benefits rose $900,000 versus the year ago period. During the first nine months of fiscal 1998, employee compensation and benefits increased $2.5 million over fiscal 1997's comparable period. These increases were attributable to employee additions and merit raises. Employee headcount in the engineering and consulting departments increased 57% over the past twelve months. Depreciation expense on computer equipment in fiscal 1998's third quarter increased $600,000 versus the third quarter of fiscal 1997. For the first nine months of fiscal 1998, depreciation expense on computer equipment increased $1.0 million when compared to the first nine months of fiscal 1997. Higher depreciation expense was caused by increased computer equipment purchases. For the first nine months ending May 31, 1998, computer equipment purchases increased $4.8 million over fiscal 1997's comparable period.

Selling, general, and administrative ("SG&A") expenses include employee compensation and benefits (for employees engaged in sales, product development, and various support functions), promotional expenses, rent, amortization of leasehold improvements, depreciation on furniture & fixtures, and office expenses. For the third quarter of fiscal 1998, SG&A expenses were $6.4 million, a 39.2% increase over the year ago period. For the nine months ended May 31, 1998, SG&A expenses rose to $17.5 million or 37.2% when compared to the prior year period. These increases were attributable to higher employee compensation and promotional expenses. During the third quarter of fiscal 1998, employee compensation and benefits rose $1.1 million from the comparable period in fiscal 1997. For the nine months ended May 31, 1998, employee compensation and benefits increased $3.1 million when compared to the first nine months of fiscal 1997. These increases were due to employee additions and merit raises. At May 31, 1998 employee headcount in the sales, product development, and various other support departments increased 31% when compared to May 31, 1997. For the three months ended May 31, 1998, promotional expenses rose $400,000 over the prior year period. Over the first nine months of fiscal 1998, promotional expenses increased $800,000 when compared to the year earlier period. Promotional expense increases were the result of higher travel costs associated with supporting a larger client base.

Operating Margins

For the quarter ended May 31, 1998, operating margins increased 100 basis points when compared to the three months ended May 31, 1997. Operating margins for the nine months ended May 31, 1998 rose 60 basis points when compared to the year ago period. The margin improvement was primarily the result of declining clearing fees caused by an increasing number of clients selecting to pay for the Company's services with cash versus commissions on securities transactions, and declining data costs as a percentage of revenue. These improvements were partially offset by higher compensation and benefits due to employee additions in various departments.

A higher margin is generated from fee (cash) revenue than from commission revenue. Although net revenue to the Company are the same under both payment methods, commission clients pay a higher amount than cash paying clients. This additional fee is charged in order to cover clearing fees paid by the Company. The continuing shift from commission to fee revenue has caused clearing fees to decline as a percentage of revenue. During the third quarter of fiscal 1998, cash revenue increased to 58% of total revenues compared to 53% for the comparable year ago period. For the nine months ended May 31, 1998, cash revenue amounted to 57% of total revenues versus 53% for the nine months ended May 31, 1997. Data costs declined as a percentage of revenues due to certain database charges being directly assumed by the Company's clients as of January 1, 1998. Depending on the data vendor, clients pay data fees to the Company or directly to the data vendor. When data fees are paid by the client to the Company, separate data charges are assessed to the Company by the data vendor. Accordingly, a higher margin is generated by the Company when a data vendor bills and collects the data charge directly from the client.

Net Income and Earnings Per Share

During the quarter ended May 31, 1998, net income increased 38.5% to $3.3 million when compared to the year ago period. For the nine months ended May 31, 1998, net income was $9.2 million, up 43.7% from the first nine months of fiscal 1997. A $242,000 extraordinary after tax gain was recorded during the second quarter of fiscal 1998 resulting from the sale of the Company's investment in a limited partnership. Excluding this sale, net income was $9.0 million for the first nine months of fiscal 1998, an increase of 40% over the prior year period. Basic earnings per common share was $0.34 for the third quarter of fiscal 1998 and $0.96 for the first nine months ended May 31, 1998. Diluted earnings per common share was $0.30 for the quarter ended May 31, 1998 and $0.84 for the first nine months of fiscal 1998. Excluding the extraordinary gain, for the first nine months ending May 31, 1998, basic earnings per common share was $0.93, up 38.8% from the year ago period and diluted earnings per common share was $0.82, up 39% when compared to the first nine months of fiscal 1997.

Liquidity

Cash generated by operating activities amounted to $13.0 million for the first nine months of fiscal 1998 compared to $12.1 million in the comparable period a year ago. This increase was the result of higher profitability and non-cash expenditures partially offset by added receivables from an expanded client base. Cash used in investing activities increased to $9.0 million versus $5.6 million a year ago primarily due to an 85% increase in capital spending offset by proceeds from the sale of an investment in a limited partnership. As discussed earlier in the caption "Future Investments", the Company projects that capital spending in fiscal 1998 will likely exceed $13.0 million.

All capital and operating expense requirements have been financed by cash from operations. Cash and cash equivalents at May 31, 1998 amounted to $31.0 million. The Company has no outstanding indebtedness.

Accounting Pronouncements

In June 1997, SFAS No. 130, Reporting Comprehensive Income; and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued. In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use was issued. Refer to
Note 2, "Accounting Policies" for further information.

Forward-Looking Statements

This Management's Discussion and Analysis of the Company's results of operations and financial condition contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "no reason to believe," "could adversely impact," "is not expected," "continues," "projected level," "will likely exceed," "does not believe," and "commitments" are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise. Future factors include the ability to hire qualified personnel, maintenance of the Company's leading technological position; the successful negotiation of contract terms supporting new and existing databases; the ongoing employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

Part II   OTHER INFORMATION


Item 1.   Legal Proceedings:         None


Item 2.   Changes in Securities:     None


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:   None


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

FACTSET RESEARCH SYSTEMS INC.



Date: July 15, 1998      BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                                  Senior Vice President, Chief Financial Officer and Secretary