Form 10-K
period 1998-08-31
FACTSET RESEARCH SYSTEMS INC
filed 1998-11-25
CIK 1013237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             _____________________

                                   FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock Name of each exchange on which registered: New York Stock Exchange Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 13, 1998 was $180,658,330.

The number of shares outstanding of the registrant's common stock as of November 13, 1998 was 10,032,396.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended August 31, 1998 into Parts I and II.

Portions of the  definitive  Proxy  Statement  dated November 24, 1998 into Part
III.

                         FACTSET RESEARCH SYSTEMS INC.

                                   FORM 10-K

                   For The Fiscal Year Ended August 31, 1998

                                     PART I
                                                                            Page
ITEM 1.    Business............................................................3
ITEM 2.    Properties..........................................................4
ITEM 3.    Legal Proceedings...................................................4
ITEM 4.    Submission of Matters to a Vote of Security Holders.................4

                                    PART II

ITEM 5.    Market for Registrant's Common Stock and Related
           Stockholder Matters.................................................5
ITEM 6.    Selected Financial Data.............................................5
ITEM 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation..................................5
ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk..........5
ITEM 8.    Financial Statements and Supplementary Data.........................5
ITEM 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures................................5

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant..................6
ITEM 11.   Executive Compensation..............................................7
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management......7
ITEM 13.   Certain Relationships and Related Transactions......................7

                                    PART IV

ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....8
Signatures ....................................................................9

                                     PART I

ITEM 1. BUSINESS

FactSet Research Systems Inc. ("the Company" or "FactSet") is a leading provider of online integrated database services to the global financial community. The Company provides a comprehensive, one-stop source of financial information and analytics for investment managers, investment bankers, and other financial professionals. FactSet combines over 100 databases into a single mainframe information system which is accessible by clients through their personal computers.

The Company acquires financial information from over 30 database vendors and when possible, strives to maintain contractual relationships with a minimum of two database providers for each type of financial data. Database vendor charges may be billed directly to FactSet or its clients. Data charges to FactSet are on a fixed or royalty (per client) fee basis, with contracts generally renewable annually and cancelable on one year's notice. Many of the database information providers compete with one another and in some cases, with the Company. The Company is a significant distributor for many of the databases offered by FactSet to its clients.

FactSet's advanced proprietary communication and software tools enable users to access the Company's mainframe centers and its integrated data library in order to create investment analyses using easy-to-use Windows-based programs. Wide area network connections provide a direct, high-speed data transmission link between the Company's mainframes and the client's network. Through the Company's proprietary software tools, clients can download, screen, manipulate, and analyze data in a virtually infinite array of formats, allowing for custom reports and charts designed by and for the user. By charging annual flat fees, the Company encourages its clients to make full use of the FactSet system. Other than the data charges described above, there are no extra usage charges or telecommunication costs and FactSet includes extensive support and training at no additional charges.

An integral part of FactSet's service is its superior consulting and training services. The Company's client support consultants create lasting and profitable client relationships by providing hands-on training and continuous technical support to clients. Clients gain a stronger understanding of FactSet's system by working with client support consultants in developing custom applications and spreadsheets that meet their information needs.

Due to the vast array of financial data that financial service professionals depend on, the Company believes that it has become increasingly important for financial service firms to integrate different types of financial information from multiple databases in order to reach their investment decisions. Financial information databases are maintained by a large number of vendors who provide the information to clients through the Internet, online dial-up connections, CD-ROM, and print formats. Without being able to integrate financial data from many different sources, individual users must access and retrieve data from different sources, often in varied formats, and manually integrate the data to complete their objective.

The financial information services industry is competitive and characterized by rapid technological change containing both large and well-capitalized companies as well as smaller competitors. In a broad sense, the Company competes or may compete directly and indirectly in the United States and internationally with well-established news and information providers, market data suppliers, and with many of the database providers from whom FactSet obtains data for inclusion in the FactSet system. FactSet's most direct competitors include online and CD-ROM database suppliers and integrators such as OneSource Inc., COMPUSTAT PC Plus, Baseline Inc., StockVal Incorporated, Disclosure Inc., and IDD Information Services primarily in the United States, and Datastream and Randall-Helms primarily in international markets. A large number of these competitors offer services that, in one form or another, are similar to those offered by the Company, which in some cases are at lower prices. Although many of FactSet's competitors offer similar applications, the Company believes that none of its competitors offer a package of services as comprehensive and powerful as those offered by FactSet.

The most important new feature on the FactSet system developed during fiscal 1998 was the new FactSet interface called Directions. Directions incorporates the breadth and power of the FactSet system with several enhancements and a more intuitive, easy-to-use interface. The new interface represents a complete reorganization of the user's road map so that a line of inquiry can now be pursued intuitively and easily. Directions is a major advance by the Company toward an easier-to-use system which is expected to help broaden the Company's potential user base. The Company's new interface has completed the beta test phase and is expected to be released in fiscal 1999.

The number of employees of FactSet and its subsidiaries totaled 265 as of August 31, 1998, up from 193 at August 31, 1997.

Additional information with respect to the Company's business is included in FactSet's fiscal year 1998 Annual Report to Shareholders which is incorporated herein by reference:

Five-Year Summary of Selected Financial Data -- page 12
Management's Discussion and Analysis of Financial Condition and Results of Operations -- pages 13-18
Note 1 to Consolidated Financial Statements entitled "Organization and Nature of Business" -- page 26
Note 10 to Consolidated Financial Statements entitled "Net Capital" -- page 32

ITEM 2. PROPERTIES

Refer to footnote 11 "Lease Commitments" on page 32 of FactSet's fiscal year 1998 Annual Report to Shareholders for properties information.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following information included in FactSet's fiscal year 1998 Annual Report to Shareholders is incorporated herein by reference:

Quarterly Financial Data, Common Stock and Quarterly Stock Prices -- page 38

ITEM 6. SELECTED FINANCIAL DATA

Refer to the Five-Year Summary of Selected Financial Data included on page 12 of FactSet's fiscal year 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 13-18 of FactSet's fiscal year 1998 Annual Report to Shareholders, which is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During fiscal 1998, the Company sold its investments resulting in an after-tax extraordinary gain of $242,000. At August 31, 1998, the Company had no investments and no outstanding debt. In addition, the Company's exposure to foreign currency fluctuations is immaterial. More than 95% of fiscal 1998 revenues were billed in U.S. dollars. Also, the net monetary assets held by the Company's foreign offices at August 31, 1998 were immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the following information included in FactSet's fiscal year 1998 Annual Report to Shareholders, which is incorporated herein by reference:

Consolidated Statements of Income -- page 19
Consolidated Statements of Financial Condition -- pages 20-21
Consolidated Statements of Changes in Stockholders' Equity -- pages 22-23 Consolidated Statements of Cash Flows -- pages 24-25
Notes to Consolidated Financial Statements -- pages 26-37
Report of Independent Accountants -- page 39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of FactSet Research Systems Inc. as of November 24, 1998 were as follows:

Name                                   Age                Position with the Company
----------------------------------- ------------------ ---------------------------------------------------------------

Howard E. Wille                        70                 Chairman of the Board of Directors,
                                                          Chief Executive Officer and Director
Charles J. Snyder                      56                 President, Chief Technology Officer and Director
Ernest S. Wong                         44                 Senior Vice President, Chief Financial Officer and Secretary
David R. Korus                         37                 Director
Joseph E. Laird, Jr.                   52                 Director
John C. Mickle                         72                 Director
Walter F. Siebecker                    57                 Director

Howard E. Wille, Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Wille was a founder of the Company in 1978 and has held his current positions with the Company since that time. From 1966 to 1977, Mr. Wille was a Partner and Director of Research at Faulkner, Dawkins & Sullivan, Inc., a Wall Street investment firm, and held a managerial position with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. He was President and Chief Investment Officer of Piedmont Advisory Corporation from 1961 to 1966 and, prior to that time served as a securities analyst, investment manager and investment counselor for several firms. Mr. Wille received a B.A. in Philosophy from the City College of New York. Mr. Wille has been a Director of the Company since its formation in 1978.

Charles J. Snyder, President, Chief Technology Officer and Director. Mr. Snyder was a founder of the Company in 1978 and has held his current positions with the Company since that time. From 1964 to 1977, Mr. Snyder worked for Faulkner, Dawkins & Sullivan, Inc. eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. Mr. Snyder received a B.S.E. in Electrical Engineering from Princeton University and a M.S. in Mathematics from New York University. Mr. Snyder has been a Director of the Company since its formation in 1978.

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

David R. Korus, Director. Mr. Korus is a Partner and Portfolio Manager with Owenoke Capital Management LLC ("Owenoke"). Prior to founding Owenoke in 1998, Mr. Korus managed technology assets for Westcliff Capital Management LLC and Kingdon Capital Management, large diversified hedge funds. Mr. Korus began his career in 1983 with Kidder, Peabody & Co. researching technology stocks. Later he became Chairman of the Research Steering Committee and was responsible for managing the technology research department. During his 11-year tenure with Kidder, Peabody & Co., Mr. Korus followed over 100 companies in the software and hardware industries. Mr. Korus is a member of the Compensation Committee and has served on the Board since July 1997.

Joseph E. Laird, Jr., Director. Mr. Laird has been a Managing Director of Veronis, Suhler & Associates ("Veronis"), a leading specialty investment bank exclusively serving the media and information industries since 1989. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and investment strategist for PaineWebber Mitchell Hutchins. Mr. Laird is a member of the Compensation Committee and has served on the Board since 1993.

John C. Mickle, Director. Mr. Mickle has been President of Sullivan, Morrissey & Mickle Capital Management Corporation since 1978. Mr. Mickle is an experienced investment advisor, having held prior positions with Shearson Hayden Stone, Inc., UBS-DB Corporation, and Faulkner, Dawkins & Sullivan, Inc. Mr. Mickle is also a Director of Mickelberry Communications Inc. Mr. Mickle is a member of the Audit Committee and has served on the Board since November 1997.

Walter F. Siebecker, Director. Mr. Siebecker joined the National Securities Clearing Corporation ("NSCC") in 1996 as a Managing Director in charge of the organization's Annuity Processing Service. Mr. Siebecker has an extensive background in retail and institutional investment services in the domestic and global markets. Prior to joining NSCC, Mr. Siebecker was a consultant to the Trading Services Division at Lehman Brothers and spent 16 years at Smith Barney Inc., where he was responsible for the operations division as Executive Vice President and Chief Operations Officer. Mr. Siebecker is a member of the Audit Committee and has served on the Board since November 1997.

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained on page 3 of the definitive Proxy Statement dated November 24, 1998 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Information Regarding Executive Officer Compensation" and "Compensation Pursuant to Stock Options" contained on pages 4 and 5 of the definitive Proxy Statement dated November 24,1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" contained on page 3 of the definitive Proxy Statement dated November 24, 1998 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions "Information Regarding the Board of Directors and Related Committees" on pages 1 through 3 and "Certain Transactions" on page 8 of the definitive Proxy Statement dated November 24, 1998 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

The following information from FactSet Research Systems Inc.'s fiscal year 1998 Annual Report to Shareholders is incorporated by reference under Items 1, 5, 6, 7, and 8 and are filed as part of this report as part of Exhibit 13.1:

Five-Year Summary of Selected Financial Data -- page 12
Management's Discussion and Analysis of Results of Operations and Financial Condition -- pages 13-18
Consolidated Statements of Income -- page 19
Consolidated Statements of Financial Condition -- pages 20-21
Consolidated Statements of Changes in Stockholders' Equity -- pages 22-23 Consolidated Statements of Cash Flows -- pages 24-25
Notes to Consolidated Financial Statements -- pages 26-37
Quarterly Financial Data, Common Stock and Quarterly Stock Prices -- page 38 Report of Independent Accountants -- page 39

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

(c) Exhibit Listing

EXHIBIT
NUMBER         DESCRIPTION
3.1            Restated Certificate of Incorporation (1)
3.2            By-laws (1)
4.1            Form of Common Stock (1)
10.1           Form of Employment Agreement between the Company and
                    Howard E. Wille and Charles J. Snyder (1)
10.2           Letter Agreement between the Company and Ernest S. Wong (1)
13.1           The Company's fiscal 1998 Annual Report to Shareholders
21             Subsidiaries of the Company
27             Financial Data Schedule

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 25, 1998.

FACTSET RESEARCH SYSTEMS INC.

/s/ ERNEST S. WONG
Ernest S. Wong,
Senior Vice President, Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on November 25, 1998.


SIGNATURE                  TITLE

/s/ HOWARD E. WILLE        Chairman of the Board of Directors and
Howard E. Wille            Chief Executive Officer and Director

/s/ CHARLES J. SNYDER      President, Chief Technology Officer and Director
Charles J. Snyder

/s/ ERNEST S. WONG         Senior Vice President, Chief Financial Officer,
Ernest S. Wong             and Secretary

/s/ DAVID R. KORUS         Director
David R. Korus

/s/ JOSEPH E. LAIRD, JR.   Director
Joseph E. Laird, Jr.

/s/ JOHN C. MICKLE         Director
John C. Mickle

/s/ WALTER F. SIEBECKER    Director
Walter F. Siebecker

EXHIBIT 13.1
The Company's fiscal 1998 Annual Report to Shareholders

Contents

1         About FactSet
          Financial Highlights
3         To Our Shareholders
13        Management's Discussion and Analysis
19        Consolidated Statements of Income
20        Consolidated Statements of Financial Condition
22        Consolidated Statements of Changes in Stockholders' Equity
24        Consolidated Statements of Cash Flows
26        Notes to Consolidated Financial Statements
39        Report of Independent Accountants
40        Directors and Management Corporate Information

ABOUT FACTSET

FactSet Research Systems Inc. is the leading provider of online integrated database services to the global financial community. The Company was formed in 1978 and now conducts operations from six locations worldwide.

For investment managers, investment bankers, and other financial professionals, FactSet is a comprehensive, one-stop source of financial information and analytics. FactSet combines more than 100 databases into a single mainframe information system. The Company's aggregated data library offers a broad array of financial, market, and economic information, including fundamental data on tens of thousands of companies and securities worldwide. Using FactSet software, clients are afforded simultaneous access to disparate data sources. They can also search for specific data and download it directly into their spreadsheets or other applications.

FactSet's proprietary software tools permit clients to manipulate and analyze data and present it in an infinite variety of formats, including their own custom-designed reports.

Financial Highlights
Thousands, except per share data        Years Ended August 31,  1998      1997    %Change
 .........................................................................................
Revenues                                                     $78,911   $58,358       35.2
Income from operations                                        20,883    14,862       40.5
Income before income taxes and extraordinary gain             22,439    15,733       42.6
Net income before extraordinary gain                          12,609     8,930       41.2
Net income                                                    12,851     8,930       43.9
Stockholders' equity                                          51,025    37,627       35.6
 .........................................................................................
Per Share Data
Diluted earnings per common share                              $1.17     $0.82       42.7
Book value per common share                                    $4.65     $3.47       34.0
Weighted average common shares (diluted)                      10,980    10,838
 .........................................................................................
Performance Ratios
Operating margin                                                26.5%     25.5%
Pretax margin*                                                  28.4%     27.0%
Net margin*                                                     16.0%     15.3%
Return on average stockholders' equity*                         28.4%     27.1%
 .........................................................................................

* Excludes an extraordinary after-tax gain of $242,000 in 1998.

Graphic Omitted [Revenues - fiscal years 1994, 1995, 1996, 1997, 1998]
Graphic Omitted [Earnings per share - fiscal years 1994, 1995, 1996, 1997, 1998]

Graphic Picture - [Total number of passwords - fiscal years 1996, 1997, 1998] Graphic Picture - [Total number of clients - fiscal years 1996, 1997, 1998]

To Our Shareowners

We are pleased to submit FactSet's annual report for the fiscal year ended August 31, 1998. By all measures, it was a very good year. Beyond our attainment of record-breaking financial results, the period was marked by substantial progress in company building. Great strides were made in engineering, professional staffing, product development, and expansion of our physical plant. Every one of our operating units participated. We are consequently today better equipped than ever before to face the challenges and capitalize on the opportunities that lie ahead.

Fiscal 1998's revenues and profits continued to surge. Revenues rose 35.2% to a new high of $78.9 million. Operating profit margins maintained an upward slope, rising another 100 basis points to 26.5%. Operating profits jumped 40.5% to $20.9 million. Net income, aided by a small gain on disposition of an investment, increased 43.9% to $12.9 million. Earnings per share, including the $0.02 of nonrecurring income, were up 42.7% to $1.17 from $0.82 in fiscal 1997.

In view of the current turmoil and uncertainties occurring in global financial markets, we felt obliged to offer our shareowners a better understanding of the metrics behind FactSet's growth and stability. The table below, "Anatomy of Growth," sketches out a simple formula of the factors underlying recent growth.

Anatomy of Growth                                                               2-Year
Years ended August 31,                1996            1997            1998     %Change
 ......................................................................................
Number of clients                      439             498             564        28.5
Average users per client              14.2            21.6            29.5       107.7
Total number of users                6,245          10,771          16,647       166.6
 ......................................................................................
Avg. $ commitment per client  $    116,000    $    138,000    $    164,000        41.4
Year-end commitments          $ 50,815,000    $ 68,551,000    $ 92,479,000        82.0
 ......................................................................................

As you can see, we managed to create growth at every stage. In the past two years the number of clients rose 28.5%. This is where our client retention rate, which once again exceeded 95%, played a deciding role. With the average number of passwords per account more than doubling in just two years, the total number of passwords has skyrocketed from 6,000 to nearly 17,000, for a gain of 166.6%.

The number of passwords accessing our computer centers can be viewed as an indicator of the level of services we are currently delivering and reflects the rising demand for our services. More new databases and more new applications obviously translate to a broader potential audience. A recent example of this was the creation of Portfolio Management Workstation, which opened an entirely new market for FactSet and which has generated hundreds of new users. In addition, recent years have been witness to a sea change in the breadth of our business. A fair number of client additions in the last few years have been global in scope, entailing vast numbers of new users. This process is continuing. Another factor is a movement toward greater consolidation and control of data flowing into client offices. Consequently, as a supplier of more than 100 integrated databases, FactSet is evolving into a primary conduit for much of this data. Our continual addition of databases (18 in the past year alone) facilitates the process.

We should also like our shareowners to gain a clearer understanding of the relationship between client "commitments" and subsequent revenue growth. "Commitments" simply means the forward billing rate. It is a freeze frame of total billings for all the services being delivered to clients at any point in time. This statistic increases essentially every month (it declined only once in the past 96 months and that was several years ago).

In the table below, "Client Commitments and Reported Revenues," we display commitments at two time periods, namely at the beginning of the fiscal year and then six months later. Juxtaposed against the latter number are the actual revenues reported for that fiscal year. At least for the past few years, February commitments proved to be very reliable forecasters of full-year revenues.

Client Commitments and Reported Revenues
Years Ended August 31,             1996       1997       1998       1999
 ........................................................................
Commitments: Beginning of year  $40,223    $50,815    $68,551    $92,479
Ensuing February                 44,099     58,357     78,652
Full-year revenues               44,348     58,358     78,911
 ........................................................................

[Picture of Howard E. Wille,  Chairman and Chief Executive Officer,  and Charles
J. Snyder, President and Chief Technology Officer]

We of course, do not know what the near-term future holds, particularly in view of recent world events. We do, however, know that we start the new fiscal year comfortably ahead of fiscal 1998. We begin with client commitments of $92.5 million, which is 34.9% above the $68.6 million of a year ago. We cannot predict what client commitments will be next February or, for that matter, whether that month's level will again produce a good forecast of fiscal 1999 revenues; we will deal with these short-term considerations as they unfold. But we remain confident in the efficacy of our business model and the soundness of the long-term strategies we are pursuing.

Reference to long-term strategies gives rise to one of our pet peeves; namely, the market's focus on quarterly performance. We believe that it is our fundamental obligation to serve the best long-term interests of shareowners. We are thus troubled by the near obsession many people have with quarterly financial results. How can you sustain a long-term plan while managing the business to meet someone else's short-term "expectations"?

The foregoing comments notwithstanding, we have produced ten quarterly reports since becoming a public company in June 1996. The first was the May 1996 report in which revenues showed a gain of 26.1%. That gain was smaller than any of the nine subsequent quarters. In fact, in each of the last seven quarters revenue growth has exceeded 32%. And for these same seven quarters, the smallest rise in earnings per share was just under 36%. In our most recent three-month report (August 1998), E.P.S. were up 43.5% on revenue growth of 34.7%. While we do not manage for quarterly results, the underlying strength of our secular growth and the consistency of profit margins have helped generate strong interim results.

Quarterly Performance
                          Year-to-Year % Change      Operating
                        Revenues          E.P.S. Profit Margin
 ..............................................................
1996:   May                 26.1%          45.5%          24.6%
        August              28.3           33.3           24.3
        November            26.5           28.6           26.0
 ..............................................................
1997:   February            32.4           35.7           25.0
        May                 32.0           37.5           25.8
        August              34.7           43.8           25.0
        November            36.4           38.9           26.3
 ..............................................................
1998:   February            36.3           42.1           25.5
        May                 33.8           36.4           26.8
        August              34.7           43.5           27.1
 ..............................................................

Our high profit margins have devolved from a combination of factors, prominent among which is our record of client retention. We have successfully kept client retention above 95% ever since we started measuring this factor. Maintenance of client loyalty is reliant on service integrity, on superior technology, and on basic business fairness. High profitability is also a function of corporate style. We try hard to control costs, to avoid overstaffing, and to run a generally tight ship. We do not stint on making investments in new technology and on building pleasant work environments. We strive to attract talented personnel willing to work hard for good recompense. Average revenues per employee have held at $345,000 for each of the past two years in the face of heavy investment in infrastructure. Employees contributing to the Company's success are afforded wealth-building opportunities through stakes in stock ownership. This philosophy has served the Company well in the past and should continue to do so.

With profit margins at their current levels, we cannot realistically anticipate significant additional improvements. The only sustainable source of earnings growth is expanding revenues. We have generated most of our growth by adding clients, passwords, and applications, with a resultant increase in revenues per client. The majority of growth has been developed from within our existing client base. We intend that this process be maintained. Longer-term we will need to create new markets for our services both within markets we already serve and new ones that can be exploited through application of FactSet's demonstrably superior computer and database technologies.

An example of new market niches within our existing client base is our Portfolio Management Workstation, or PMW. This application allows a client to examine a portfolio's fundamental structure and to identify the sources of investment returns. It produces this analysis in both absolute and benchmark relative terms. In addition, PMW's integration with FactSet's other suite of services provides advance information for decision support. Introduced late in fiscal 1997, this service is giving strong evidence of protracted growth opportunities for FactSet. We have two dedicated teams of product designers and applications engineers addressing the development needs of this innovative service. Judging from the speed of client acceptance, we appear to have identified a void in the services available to the investment management community.

The most important 1998 contribution of our product development group was completion of FactSet's new "front end." We named it DIRECTIONS as a code word for easy passage from one FactSet application to another. It represents a complete reorganization of the user's road map so that a line of inquiry can now be pursued intuitively and easily.

If a client, for example, has an interest in a specific company, all the data we have on that company is now organized to be a mouse click away from all of our other data sources. Thus, a user might want to see a brief company overview or an in-depth look at that company's financials, its EDGAR* filings, a business description, recent news, a security price record, or an earnings estimate. They are all immediately at hand.

DIRECTIONS is ready for deployment, having already passed the beta test phase. Installation will entail considerable effort and time. Our systems engineering and consulting staffs are geared up to accomplish the task. It is our expectation that this major advance toward ease-of-use will help broaden our potential user base.

Year 2000

FactSet is now prepared to manage the millennium date change systemwide. Our compliance with a four-digit year format will not affect clients using our system. The behavior of no existing request codes, screening items, or FactSet formulas will be altered. Futhermore, wherever a date can be entered, whether in an online application or within a data request code, either two- or four-digit years will be correctly interpreted. As of June 30, 1998, we completed our "Year 2000" transition related to our mainframe systems and applications interface. This means that any enhancements or modifications to the behavior of the online system resulting from our compliance effort are now complete and available to users.

Having achieved this a full 18 months prior to the turn of the millennium has given FactSet's users ample time for their remediation efforts. It also insures that the code, which will be in place in the year 2000, will be thoroughly tested and stable.


*  EDGAR  is  a  registered  trademark  of  the  U.S.  Securities  and  Exchange
Commission.

Euro Currency Conversion

Eleven countries from the 15-member European Union are scheduled to transition to the new currency, the euro, on January 1, 1999. Due to the extensive number of global databases offered through FactSet, the shift to the new currency will have a broad impact. On December 31, 1998, the conversion rate between each of these 11 currencies and the euro will be irrevocably fixed. Going forward from that date, converting from one participating country's currency to any other currency will be a simple calculation with the fixed rate and the floating euro rate.

How to view pre-euro data requires some debate. To provide the most flexible solution, we will by default convert all legacy currency data to the euro via the fixed  rates.  Therefore,  after the  conversion,  all data in any of the 11
former  national   currencies  will  be  displayed  in  euros  unless  otherwise specified.

To summarize where we stand, 1998 was a great year. Record-breaking financial performances were topped off with major strides in staffing, product development, technological achievement, and facilities expansion. While there might be a few bumps in the road ahead due to unsettled world conditions, we start this next leg of the journey well ahead of year-earlier levels, which should translate to another good year.

And beyond short-term considerations, FactSet has never been in stronger shape. We have the strategies, the technology, and the professional personnel to advance resolutely into the new millennium.

Howard E. Wille                           Charles J. Snyder
Chairman and Chief Executive Officer      President and Chief Technology Officer

With explosive growth in the number of FactSet users, the past year required extraordinary growth in systems resources.
[Picture]
The system architecture at FactSet is unique in the industry. Both applications and databases are developed and executed from the Alpha platform and are accessed via FactSet's communications program installed on client workstations. As a consequence of this architecture, updates and enhancements to the system are reflected instantaneously across our entire client base, and in fact, are a daily occurrence. The result is a system that is highly responsive to the ever-evolving and -expanding needs of FactSet clients.
[Picture]

Data center systems, wide area networking, Lotus Notes, desktop PC systems and support, as well as telephony systems were all successfully scaled to meet the additional demand.

Our data centers in Greenwich and New York were each upgraded to five clustered COMPAQ-Digital 8480 AlphaServers, each with 10 gigabytes of RAM and 1.6 terabytes of disk space. This produced an 80% increase in CPU power, a 108% increase in memory, and a 60% expansion in disk space.
[Picture]

[Picture]
DIRECTIONS required several enhancements to our graphical user interface toolkit. Among these were the ability to generate presentation-quality output directly from our online applications as well as a complete overhaul of our charting system to allow for interactivity and a broader variety of chart styles.

We also added the ability to encrypt our communications stream, allowing us to offer clients more security options when using our system to manipulate their own sensitive data. The Portfolio Management Workstation in particular will benefit enormously from these enhanced security features.
[Picture]

The most important engineering effort in the past year was DIRECTIONS, our completely redesigned user interface. Another intriguing application release was Company Web Site, which provides clients with a seamless window into the Internet. We created a database of Web site addresses for all major companies worldwide. With this database, FactSet DIRECTIONS becomes a Web browser leading the user to the Web site of a company for more detailed information-normally its annual report.
[Picture]

[Picture]

FINANCIAL REVIEW
Management's Discussion and Analysis
Consolidated Statements of Income
Consolidated Statements of Financial Condition
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Accountants

The following section summarizes information with respect to the operations and financial condition of FactSet Research Systems. Further detail is available in the Company's Form 10-K, filed with the U.S. Securities and Exchange Commission.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
Thousands, except per share data
Years Ended August 31,                    1998      1997      1996      1995      1994
 ......................................................................................
Revenues                               $78,911   $58,358   $44,348   $36,188   $29,019
Income from operations                  20,883    14,862    10,633     8,100     3,443*
Income before taxes and extra. gain     22,439    15,733    11,384     8,670     3,694*
Net income                              12,851**   8,930     6,470     4,939     1,947*
 ......................................................................................
Earnings per share (diluted)              1.17**    0.82      0.60      0.48      0.21*
Wtd. avg. common shares (diluted)       10,980    10,838    10,767    10,263     9,342
 ......................................................................................
Total assets                            70,556    50,835    36,510    28,663    22,345
Stockholders' equity                    51,025    37,627    28,197    21,373    16,033
 ......................................................................................

* Includes a special one-time executive bonus expense of $2,500,000. ** Includes an extraordinary after-tax gain of $242,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS
Revenues
Revenues for fiscal 1998 increased 35.2% to a record $78.9 million. Fiscal 1997 revenues rose 31.6% to $58.4 million versus $44.3 million in the prior fiscal year. Increased service subscriptions and users, client additions, and continued rapid expansion of international operations drove this growth. Further penetration of existing clients accounted for approximately two-thirds of the revenue growth in fiscal 1998 and 1997.

Passwords. Passwords, a measure of the number of users, grew more than 50% during fiscal 1998, totaling more than 16,000 at August 31, 1998. Fiscal 1997 saw client passwords increase over 70%.

Client Count. The number of clients serviced by FactSet expanded to 564 as of August 31, 1998. Fiscal 1998 marked the first year in which market penetration exceeded 50% among the top 300 U.S. investment managers. The Company also counted among its clients all top ten U.S. investment banks. The net increase of 66 clients over the past 12 months was slightly more than the 59 net client additions in fiscal 1997.

International. The Company's overseas revenues rose nearly 60% in fiscal 1998 to $10.0 million. In fiscal 1997, international revenues were $6.3 million, more than double the prior year. The continuing revenue growth over the past two fiscal years reflects the strong demand for the Company's broadening array of services and data available to its international clients. Revenues from international sources accounted for nearly 13% of consolidated revenues for the 12 months of fiscal 1998, up from 11% for the comparable period a year earlier.

Commitments. Client commitments at August 31, 1998 rose 34.9% to $92.5 million. At fiscal year end 1997, commitments improved 35.0% over the prior year to $68.6 million. ("Commitments" at a given point in time represent the forward-looking revenues for the next 12 months from all services currently being supplied to clients.) During the past three fiscal years, commitments grew in every month. These increases translated into an average commitment per client of $164,000 and $138,000 at the end of fiscal 1998 and 1997, respectively. As a matter of policy, the Company does not seek to enter into written contracts with its clients. Clients are free to add to, delete from, or terminate the service at any time. Historically, revenues at the end of the fiscal year have been higher than total commitments reported at the beginning of the fiscal year.

Client Concentration. As of and for the fiscal year ended August 31, 1998, no individual client accounted for more than 4% of total commitments or total revenues. The ten largest clients did not account for as much as 15% of either revenues or commitments.

Client Retention. Client retention in fiscal 1998 continued, as it has for the past nine years, at a rate in excess of 95%.

Graphic Omitted [Revenue Growth Rate - fiscal years 1996, 1997, 1998] Graphic Omitted [Commitments - fiscal years 1996, 1997, 1998]


Operating Expenses
% of Revenues                       Years Ended August 31,  1998    1997    1996
 ................................................................................
Cost of services                                            38.8%   40.0%   40.6%
Selling, general, and administrative                        30.9    30.9    32.1
Other expenses                                               3.9     3.6     3.2
Income taxes                                                12.5    11.7    11.1
Retained earnings                                           13.9    13.8    13.0
                                                           -----   -----   -----
                                                           100.0%  100.0%  100.0%
                                                           =====   =====   =====
 ................................................................................

Cost of Services. Cost of services represented 38.8% of total revenues in fiscal 1998, a decline of 1.2% from the prior fiscal year. As a result of the growth of the Company's business, cost of services in fiscal 1998 increased 31.1% to $30.6 million versus a 29.6% rise in fiscal 1997. These increases were due mainly to higher compensation and benefit expenses of employees in the applications engineering and consulting groups and increased depreciation expense. Employee compensation and benefits for the aforementioned groups increased $3.5 million in fiscal 1998 and $2.4 million in fiscal 1997. Employee additions and merit raises drove these increases. To meet the growing programming and support requirements of the Company, the applications engineering and consulting departments increased staff by 42% during fiscal 1998. In fiscal 1997, these departments grew by 41%. Depreciation expense on computers increased by $1.5 million in both fiscal 1998 and 1997. Such increases were the result of higher levels of computer equipment capital spending to upgrade and increase mainframe capacity in support of an expanded user base. Fiscal 1998's and 1997's computer-related equipment purchases exceeded the prior year's by $5.0 million and $200,000, respectively.

Selling, General, and Administrative. Selling, general, and administrative expenses ("SG&A") was 30.9% of total fiscal 1998 and 1997 revenues. For fiscal 1998, SG&A grew by 35.0% to $24.4 million. In fiscal 1997, SG&A rose 26.6% to $18.0 million. These increases were attributable to higher employee compensation in the sales, product development, and various other support departments; increased promotional expenses; and the expansion of office facilities. During fiscal 1998, employee compensation and benefits increased $4.1 million over the prior year. In fiscal 1997, employee compensation and benefits grew by $1.8 million. During fiscal year 1998, the sales, product development, and various other support departments increased staff by 30%. At fiscal year end 1997, headcount grew by 23% from the year before. Promotional expenses rose $1.1 million during the 12 months of fiscal 1998. Higher travel costs to support a larger, more diverse client base drove the increase. In fiscal 1997, office space additions caused occupancy expenses to increase by $850,000.

Foreign Currency. The majority of international clients pay for services in U.S. dollars and the net monetary assets held by the Company's foreign offices are insignificant. More than 95% of fiscal 1998 revenues were billed in U.S. dollars. Accordingly, the Company's exposure to foreign currency fluctuations is immaterial.

Operating Margins

Operating margins rose 100 basis points, from 25.5% in fiscal 1997 to 26.5% for fiscal 1998. Fiscal 1997 operating margins increased 150 basis points from fiscal 1996. Margin improvement was the result of declining clearing fees, data costs, and rent as a percentage of sales partially offset by increased compensation costs and depreciation expenses.

Clearing Fees. Cash fees generate higher margins than commission revenues, although net revenues to the Company are approximately the same under both payment methods. Clients electing to settle obligations using commissions on securities transactions pay a higher amount than cash-paying clients in order to cover clearing charges paid by the Company. Over the past three fiscal years, commissions as a percentage of total revenues have been declining. Cash fees represented 57% of total revenues in fiscal 1998, 53% in fiscal 1997, and 47% in fiscal 1996.

Data Costs. During fiscal 1998, data costs declined as a percentage of revenues due to a combination of strong top-line growth and certain database charges formerly paid through FactSet moving to direct billing by the database supplier. This changeover had the effect of raising FactSet's operating margins.

Rent. Improved utilization of office space in fiscal 1998 increased operating margins.

Depreciation. Operating margin improvement in fiscal 1997 was also partially offset by added depreciation on computer equipment.

Profitability
Net Income. Fiscal 1998 net income increased 43.9% to $12.9 million. Included in net income was a $242,000 extraordinary gain from the sale of an investment in a limited partnership. Excluding this sale, net income was $12.6 million for the 12 months of fiscal 1998, an increase of 41.2% over the prior year period. Fiscal 1997 net income rose 38.0% to $8.9 million compared to fiscal 1996.

Earnings Per Share. Diluted earnings per share were $1.17 for fiscal 1998. Excluding the extraordinary gain, diluted earnings per share were $1.15, up 40.2% from the year earlier. For fiscal 1997, diluted earnings per share were $0.82 compared to $0.60 for fiscal 1997.

Liquidity
Cash from Operations. Cash generated by operating activities was $21.2 million for the 12 months of fiscal 1998 compared to $17.0 million in the same period a year ago. This increase primarily reflected higher levels of profitability as well as additional depreciation and amortization expenses.

Capital Expenditures. Cash used in investing activities was $10.6 million in fiscal 1998 with capital expenditures of $12.0 million partially offset by the sale of a $1.4 million limited partnership investment. Major capital expenditures included the purchase of two COMPAQ-Digital 8480 AlphaServer systems for each data center, more than doubling RAM to 100 gigabytes and increasing both I/O capacity and disk storage capacity by approximately 60%.

Graphic Omitted [Operating Margins - fiscal years 1996, 1997, 1998] Graphic Omitted [EPS Growth Rate - fiscal years 1996, 1997, 1998]

Financing Operations and Capital Needs. Capital and operating expense requirements have been financed, in their entirety, by cash from operations. FactSet has no outstanding debt. Cash and cash equivalents at August 31, 1998 totaled $37.6 million, which represented 53% of the Company's total assets.

The Company is in the process of negotiating revolving credit facilities totaling $25 million for working capital and general corporate purposes, including certain acquisitions. There are no present plans to utilize any portion of the available credit facilities upon signing of the agreements.

Forward-Looking Factors

Recent Market Trends. Until the fourth quarter of fiscal 1998, the strength of the U.S. and European financial markets over the past three fiscal years supported a robust business environment for both investment management and investment banking firms. In Asia, the equity markets have been more volatile, particularly during the 1998 fiscal year, with the Nikkei index recently hitting a 13-year low. Despite these difficult conditions, revenues from the Company's Pacific Rim operations grew 32% in fiscal 1998 from the prior fiscal year.

The Company has a very small share of a market in which companies spend annually more than $10 billion on financial information. While the buoyant global economies and increased activity in the U.S. and international stock markets have positively impacted FactSet, the Company believes that there is only a moderate correlation between performance of the financial markets and its results of operations.

A continuing downward trend in the global stock markets would likely impact the profitability of some FactSet clients adversely. With that, the possibility of personnel reductions among clients increases, as does the likelihood that more clients would reduce or cancel services. Therefore, a protracted bear market could interrupt Company revenue growth and could adversely impact future results of operations.

Capital Spending. The Company, in its continuing effort to expand in the global marketplace, has made significant investments in its infrastructure, particularly in technology and people. Capital spending in fiscal 1998 ($12 million) was approximately twice that of fiscal 1997 and is likely to exceed $15 million in fiscal 1999.

Investments in People. Expansion of the Company's workforce and strong employee retention continues. Fiscal 1998's annual employee retention rate exceeded 92%. At August 31, 1998, the Company employed 265 individuals, an increase of 37% from the end of fiscal 1997.

Office Facility Expansion. In order to accommodate the growth of its business, the Company signed leases during the fiscal year for new office space in New York, Stamford (Connecticut), San Mateo (California), Hong Kong, and Tokyo. During fiscal 1999, incremental SG&A from additional occupancy costs is not expected to be material.

Year 2000. Almost all companies are confronted with business risks associated with the Year 2000 because many computer hardware and software systems use only two digits to indicate a year. These systems and programs, therefore, may incorrectly process dates beyond 1999, which may result in information errors or system failures.

The Year 2000 issue extends beyond the Company's internal back-office systems to its mainframe centers and related application programs that support the entire client base. Given the relative importance of this issue, the Company recognizes the need to remain vigilant and is vigorously pursuing its analysis, assessment, and planning for the Year 2000.

The Company has completed testing of its mainframe systems and application interface and believes no further Year 2000 alterations to these systems are necessary. The assessment of Year 2000 readiness of data from third-party suppliers and data storage capabilities is in progress. The Company maintains ongoing discussions with its data suppliers and has been encouraging them to prepare and transmit data that is Year 2000 compliant. The extent of preparation and readiness varies among suppliers. Contingency plans have been arranged with a view that the Company will not rely on the ability of data suppliers to provide Year 2000 compliant data. Programs have been tested and are planned to adjust data to be Year 2000 compliant if a data supplier does not provide it in the proper format.

The suppliers of significant internal back-office systems (accounting and payroll) have been queried for confirmation that their software is Year 2000 ready. The Company has received written confirmations from these suppliers and to date there has been no indication that these suppliers will not be Year 2000 compliant.

The Company also faces Year 2000 issues with third-party telecommunications systems over which its products and services are accessed by clients. The Company has reviewed correspondence from each of its significant telecommunications providers concerning Year 2000 compliance. There has been no indication from such review that Year 2000 issues are anticipated to cause a significant failure or interruption of telecommunications services. However, a significant service interruption on the telecommunications networks over which the Company conducts its business may result in a material adverse effect on the Company's financial condition, results of operations, and cash flows.

Past and estimated costs to prepare all FactSet systems to be Year 2000 compliant have not been and are not expected to be material. Year 2000 changes take place at the Company's mainframe centers and do not require a separate program installation on each user's personal computer or supporting network. Year 2000 compliance matters have not delayed and are not expected to delay any significant information technology projects.

There can be no assurances that the databases distributed by the Company, or related applications, mainframe, telecommunications, and back-office systems, do not contain undetected errors or defects associated with the Year 2000 date functions. Although the Company believes its efforts will be successful and does not anticipate the cost of compliance to be material, any failure or delay to address Year 2000 issues could result in major disruption of its business, damage to the Company's reputation, and a material, adverse change in its results of operations.

The Euro. Effective January 1, 1999, 11 of the 15 member countries of the European Union will shift to a new single currency, the euro. The exchange rates for the participating currencies will be irreversibly fixed against the euro. The impact on the Company's results of operations from the euro conversion are not expected to be material. There are no competitive implications to the Company from increased price transparency, as all

European clients are billed in U.S. dollars. In addition, the euro is expected to have minimal impact on the Company's products and services.

Income Taxes. At August 31, 1998, employees held vested stock options to purchase 982,000 shares of the Company's common stock. The majority represents incentive stock options with an exercise price of $2.70. The exercise of nonqualified stock options or disqualifying disposition of incentive stock options has a positive impact on the Company's effective tax rate. The extent and timing of such exercises are beyond the control of the Company. However, it is likely that the Company's future effective tax rate will decrease as a result of option exercises.

The Company's tax filings are subject to audit by federal and state tax authorities in the normal course of business. While the Company does not anticipate that any such audits currently in process will result in tax assessments that would have a material adverse effect on the results of operations or financial position of the Company, there is inherent uncertainty in this process.

Accounting Pronouncements. In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued. Neither statement will have any effect on the Company's financial position or results of operations, as they require only changes in or additions to current disclosures. In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued and is effective for the Company's fiscal year 2000. The potential impact on the Company's results from adopting this statement is under review. Refer to
Note 2, "Accounting Policies" for further information on new accounting pronouncements.

Forward-Looking Statements. This Management's Discussion and Analysis contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "commitments," "believes," "would likely," "could," "is likely," "continues," "will not," "is expected," "may," "are planned," "is not expected," "may result," "are not expected," "does not anticipate," "could result," "remains uncertain," "are uncertain," and "will have," are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

Future factors include the ability to hire qualified personnel; maintenance of the Company's leading technological position; the impact of global market trends on the Company's revenue growth rate and future results of operations; the success of the Year 2000 and euro compliance activities; the negotiation of contract terms supporting new and existing databases; the successful resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.


CONSOLIDATED STATEMENTS OF INCOME
FactSet Research Systems Inc.
Thousands, except per share data      Years Ended August 31,  1998      1997      1996
 ......................................................................................
Subscription Revenues
Commissions                                                $33,581   $27,028   $23,659
Cash fees                                                   45,330    31,330    20,689
                                                            ------    ------    ------
Total subscription revenues                                 78,911    58,358    44,348
                                                            ------    ------    ------
 ......................................................................................
Expenses
Cost of services                                            30,605    23,353    18,024
Selling, general, and administrative                        24,359    18,046    14,253
Other expenses                                               3,064     2,097     1,438
                                                            ------    ------    ------
Total operating expenses                                    58,028    43,496    33,715
                                                            ------    ------    ------
 ......................................................................................
Income from operations                                      20,883    14,862    10,633
Other income                                                 1,556       871       751
                                                             -----       ---       ---
Income before income taxes and extraordinary gain           22,439    15,733    11,384
Income taxes                                                 9,830     6,803     4,914
                                                             -----     -----     -----
Net income before extraordinary gain                        12,609     8,930     6,470
Extraordinary gain                                             242         -         -
                                                               ---       ---       ---
Net income                                                 $12,851    $8,930    $6,470
                                                            ======     =====     =====
 ......................................................................................
Weighted average common shares (basic)                       9,630     9,546     9,523
Weighted average common shares (diluted)                    10,980    10,838    10,767
 ......................................................................................
Basic earnings per common share                              $1.33     $0.94     $0.68
Diluted earnings per common share                            $1.17     $0.82     $0.60
 ......................................................................................

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
Assets
Thousands                                                     At August 31,   1998      1997
 ............................................................................................
Current Assets
Cash and cash equivalents                                                  $37,631   $26,816
Investments                                                                      -     1,375
Receivables from clients and clearing brokers                               11,121     7,335
Receivables from employees                                                     533       549
Deferred taxes                                                               4,034     3,149
Other current assets                                                           921       731
                                                                               ---       ---
Total current assets                                                        54,240    39,955
 ............................................................................................
Long-Term Assets
Property, equipment, and leasehold improvements, at cost                    38,839    26,880
Less accumulated depreciation                                              (24,159)  (17,658)
                                                                            ------    ------
Property, equipment, and leasehold improvements, net                        14,680     9,222
 ............................................................................................
Other Non-Current Assets
Deferred taxes                                                               1,250       927
Other assets                                                                   386       731
 ............................................................................................
Total Assets                                                               $70,556   $50,835
                                                                            ======    ======
 ............................................................................................


Liabilities and Stockholders' Equity
Thousands                                                     At August 31,   1998      1997
 ............................................................................................
Current Liabilities
Accounts payable and accrued expenses                                       $4,755    $2,216
Accrued compensation                                                         6,155     3,676
Deferred cash fees and commissions                                           4,546     4,499
Current taxes payable                                                        3,513     2,426
Deferred rent                                                                   92        68
                                                                                --        --
Total current liabilities                                                   19,061    12,885
                                                                            ------    ------
 ............................................................................................
Non-Current Liabilities
Deferred taxes                                                                   -       180
Deferred rent                                                                  470       143
                                                                               ---       ---
 ............................................................................................
Total liabilities                                                           19,531    13,208
                                                                            ------    ------
Lease commitments (see Note 11)
 ............................................................................................
Stockholders' Equity
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                                     -         -
Common stock, $.01 par value, 40,000,000 shares
     authorized, 9,736,266 and 9,626,733 shares issued;
     9,673,040 and 9,568,895 shares outstanding at
     August 31, 1998 and 1997, respectively                                     97        96
Capital in excess of par value                                               2,934     1,995
Retained earnings                                                           48,439    35,588
Unrealized gain on investments, net of taxes                                     -       239
                                                                               ---       ---
                                                                            51,470    37,918
Less treasury stock - 63,226 and 57,838 shares at
     August 31, 1998 and 1997, respectively, at cost                           445       291
                                                                               ---       ---
Total stockholders' equity                                                  51,025    37,627
                                                                            ------    ------
 ............................................................................................
Total Liabilities and Stockholders' Equity                                 $70,556   $50,835
                                                                            ======    ======
 ............................................................................................

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FactSet Research Systems Inc.
                     Years Ended August 31,          1998         1997         1996
 ...................................................................................
Common Stock
Balance, beginning of year                        $96,267      $95,781      $94,798
Additional stock issued for ESOP                      219          247          923
Exercise of stock options                             880          239           60
 ...................................................................................
Balance, end of year                               97,366       96,267       95,781
 ...................................................................................
Capital in Excess of Par
Balance, beginning of year                      1,995,404    1,431,360    1,235,202
Additional stock issued for ESOP                  599,781      499,753      479,077
Exercise of stock options                         338,152       64,291       16,140
Initial public offering costs incurred
     by the Company                                     -            -     (299,059)
 ...................................................................................
Balance, end of year                            2,933,337    1,995,404    1,431,360
 ...................................................................................
Unrealized Gain on Investments,
Net of Taxes
Balance, beginning of year                        238,907      175,961       16,538
Change in unrealized gain
     on investments, net of taxes                (238,907)      62,946      159,423
 ...................................................................................
Balance, end of year                                    -      238,907      175,961
 ...................................................................................
Retained Earnings
Balance, beginning of year                     35,587,992   26,658,287   20,187,802
Net income                                     12,851,368    8,929,705    6,470,485
 ...................................................................................
Balance, end of year                           48,439,360   35,587,992   26,658,287
 ...................................................................................

                     Years Ended August 31,          1998         1997         1996
 ...................................................................................
Treasury Stock
Balance, beginning of year                       (291,179)    (163,901)    (161,580)
Repurchase of common stock                       (153,709)    (127,278)      (2,321)
 ...................................................................................
Balance, end of year                             (444,888)    (291,179)    (163,901)
 ...................................................................................
Total Equity
Balance, beginning of year                     37,627,391   28,197,488   21,372,760
Additional stock issued for ESOP                  600,000      500,000      480,000
Repurchase of common stock                       (153,709)    (127,278)      (2,321)
Exercise of stock options                         339,032       64,530       16,200
Change in unrealized gain on
     investments, net of taxes                   (238,907)      62,946      159,423
Initial public offering costs incurred
     by the Company                                     -            -     (299,059)
Net income                                     12,851,368    8,929,705    6,470,485
 ...................................................................................
Balance, end of year                          $51,025,175  $37,627,391  $28,197,488
 ...................................................................................

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
Thousands                           Years Ended August 31,    1998      1997      1996
 ......................................................................................
Cash Flows from Operating Activities
Net income                                                 $12,851    $8,930    $6,470
Adjustments to reconcile net income to net cash
provided by operating activities
     Depreciation and amortization                           6,557     4,737     3,049
     Deferred tax benefit                                   (1,208)   (1,238)     (859)
     Accrued ESOP contribution                                 750       600       500
     Gain on sale of investment                               (433)        -         -
     Gain on disposal of equipment                               -         -      (120)
                                                               ---       ---       ---
Net income adjusted for non-cash items                      18,517    13,029     9,040
Changes in working capital
Receivables from clients and clearing brokers               (3,786)   (1,154)   (2,079)
Receivables from employees                                      16       397     3,236
Accounts payable and accrued expenses                        2,539     1,061      (473)
Accrued compensation                                         2,329     1,596       500
Deferred cash fees and commissions                              47       701       947
Current taxes payable                                        1,086     1,633        25
Other working capital accounts, net                            508      (231)     (758)
                                                               ---       ---       ---
Net cash provided by operating activities                   21,256    17,032    10,438
 ......................................................................................
Cash Flows from Investing Activities
Sales (Purchases) of investments                             1,389       (43)       91
Purchases of property, equipment, and
     leasehold improvements, net of retirements            (12,015)   (5,810)   (6,389)
Proceeds from disposal of equipment                              -         -       257
                                                               ---       ---       ---
Net cash used in investing activities                      (10,626)   (5,853)   (6,041)
 ......................................................................................

Thousands                           Years Ended August 31,    1998      1997      1996
 ......................................................................................
Cash Flows from Financing Activities
Repurchase of common stock from employees                       (5)     (127)       (2)
Proceeds from exercise of stock options                        190        64        16
Initial public offering costs incurred by
     the Company                                                 -         -      (299)
                                                               ---       ---       ---
Net cash provided by (used in) financing activities            185       (63)     (285)
 ......................................................................................
Net increase in cash and cash equivalents                   10,815    11,116     4,112
Cash and cash equivalents at beginning of year              26,816    15,700    11,588
                                                            ------    ------    ------
Cash and cash equivalents at end of year                   $37,631   $26,816   $15,700
                                                            ======    ======    ======
 ......................................................................................


 ......................................................................................
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes                 $10,134    $6,145    $5,749
 ......................................................................................
Supplemental Disclosure of Non-Cash Flow Information
Issuance of stock during the year for purchase of
     shares for the ESOP                                      $600      $500      $480
 ......................................................................................

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.                    August 31, 1998, 1997, and 1996

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the "Company") provides online integrated database services to the financial community. The Company's revenues are derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenues are recorded as commissions) or on a cash basis (in which case subscription revenues are recorded as cash fees).

To facilitate the receipt of subscription revenues on a commission basis, the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934. FDS's only function is to facilitate the receipt of commission payments with respect to subscription charges and it does not otherwise engage in the securities business.

Subscription revenues paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS's account.

FactSet Limited and FactSet Pacific, Inc. are wholly owned subsidiaries of the Company and are U.S. corporations with foreign branch operations in London, Tokyo, and Hong Kong.

2. ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

Cost of services is composed of employee compensation and benefits for the applications engineering and consulting groups, clearing fees, data costs, computer maintenance and depreciation expenses, and communication costs. Selling, general, and administrative expenses include employee compensation and benefits for the sales, product development, and various other support departments, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, and office expenses. The components of other expenses are professional fees and miscellaneous expenses.

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

Revenue Recognition. Subscription charges are quoted to clients on an annual basis, but are earned monthly as services are provided. Subscription revenues recorded as commissions and subscription revenues recorded as cash fees are each recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred cash fees and commissions.

Clearing Fees. When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers used to execute and settle clients' securities transactions.

Cash and Cash Equivalents. Cash and cash equivalents consists of demand deposits and money market investments.

Investments.   Investment   securities  are  classified  as   available-for-sale
securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at market value or fair value as determined by management. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of tax.

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

Deferred Taxes. Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes.

The Company records deferred taxes for such items as accrued compensation, deferred cash fees and commissions; deferred rent; and property, equipment, and leasehold improvements.

Earnings Per Share. The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Shares available pursuant to grants made under the Company's stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based Compensation. The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. See Note 13, "Stock Option Plans," for further information.

New Accounting Pronouncements. In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, were issued. Both statements will have no effect on the Company's financial position or results of operations, as they require only changes in or additions to current disclosures. SFAS No. 131 was adopted in fiscal 1998. See Note 14, "Segments" for further information. SFAS No. 130 will be adopted in fiscal 1999. In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued and is effective for the Company's fiscal year commencing in the year 2000. The potential impact from adopting this statement on the Company's results is under evaluation.

3. SUBSCRIPTION REVENUES

Each client has the option to pay subscription charges either in the form of commissions on securities transactions or on a cash basis, regardless of the nature or amount of the services provided by FactSet to such client. When a client elects to pay subscription charges in the form of commissions, the Company incurs clearing fees, which are charges imposed by the clearing broker used to execute and settle clients' securities transactions. For commission transactions, the dollar amount payable to the Company is higher than the fee that would be payable for the same services on a cash basis because of the associated clearing fees incurred by the Company. However, commissions net of related clearing fees are approximately equal to the fees that would be paid by a client on a cash basis.


Subscription revenues consists of the following:
                 Years Ended August 31,        1998          1997           1996
 ................................................................................
Commissions                             $33,581,415   $27,027,946    $23,659,093
Cash fees                                45,330,056    31,329,908     20,688,652
                                         ----------    ----------     ----------
                                        $78,911,471   $58,357,854    $44,347,745
                                         ==========    ==========     ==========
 ............................................................................

Clearing fees paid by the Company related to commissions on securities transactions were $5,842,000, $4,687,000, and $4,389,000 for fiscal years 1998,
1997, and 1996, respectively.

4. RECEIVABLES FROM CLIENTS AND CLEARING BROKERS

Receivables from clients and clearing brokers consists of the following:

                                      At August 31,        1998             1997
 ...............................................................................
Receivables from clients-cash fees                   $6,950,059       $4,602,224
Receivables from clients-commissions                  2,895,890        2,516,650
Receivables from clearing brokers                     1,274,900          215,804
                                                      ---------          -------
                                                    $11,120,849       $7,334,678
                                                     ==========        =========
 ................................................................................

Receivables from clients-cash fees and receivables from clients-commissions are reflected net of aggregate allowances for doubtful accounts of $672,000 and $370,000 at August 31, 1998 and 1997, respectively.

5. INVESTMENTS

The Company held an investment in a limited partnership that invests primarily in convertible bonds and preferred stocks. During fiscal 1998, this investment was sold and a $242,000 after-tax extraordinary gain was recorded. At August 31, 1997, there was a net unrealized gain of $238,907 recorded as a separate component of stockholders' equity and a related deferred income tax liability of $180,228.

Investments, classified as available-for-sale securities, consists of the following:

                                                                           Gross
                                                                      Unrealized
                                           Cost Basis     Fair Value       Gains
 ................................................................................
At August 31, 1997
Investment in limited partnership            $912,767     $1,331,902    $419,135
Other                                          43,410         43,410           -
                                               ------         ------      ------
                                             $956,177     $1,375,312    $419,135
                                              =======      =========     =======
 ................................................................................

6. RECEIVABLES FROM EMPLOYEES

Receivables from employees consists of the following interest-bearing and non-interest-bearing promissory notes and advances to employees of the Company:

                                            At August 31,      1998         1997
 ................................................................................
Non-interest-bearing promissory demand notes
     and advances to employees                             $251,800     $432,354
6% demand notes from employees                              281,580      117,000
                                                            -------      -------
                                                           $533,380     $549,354
                                                            =======      =======
 ................................................................................

7. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

Property, equipment, and leasehold improvements consists of the following:

                                        At August 31,        1998           1997
 ................................................................................
Computers and related equipment                       $29,542,418    $19,410,177
Leasehold improvements                                  4,531,488      3,568,428
Furniture, fixtures, and other                          4,764,974      3,901,463
                                                        ---------      ---------
Total                                                  38,838,880     26,880,068
Less accumulated depreciation and amortization        (24,158,614)   (17,657,916)
                                                       ----------     ----------
                                                      $14,680,266     $9,222,152
                                                       ==========      =========
 ................................................................................

8. DEFERRED CASH FEES AND COMMISSIONS

Subscription revenues recorded as commissions and subscription revenues recorded as cash fees are each recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred cash fees and commissions.

Deferred cash fees and commissions consists of the following:

                                        At August 31,       1998            1997
 ................................................................................
Deferred cash fees                                      $500,137        $542,131
Deferred commissions                                   4,046,135       3,956,811
                                                       ---------       ---------
                                                      $4,546,272      $4,498,942
                                                       =========       =========
 ................................................................................

9. INCOME TAXES

The provision for income taxes consists of the following:

                         Years Ended August 31,     1998        1997        1996
 ................................................................................
Current tax expense
U.S. federal                                  $7,690,398  $5,653,562  $4,179,054
State and local                                3,347,223   2,387,102   1,593,454
                                               ---------   ---------   ---------
Total current taxes                           11,037,621   8,040,664   5,772,508
                                              ----------   ---------   ---------
Deferred tax benefit
U.S. federal                                    (841,583)   (870,448)   (618,146)
State and local                                 (366,296)   (367,529)   (240,484)
                                                 -------     -------     -------
Total deferred taxes                          (1,207,879) (1,237,977)   (858,630)
                                               ---------   ---------     -------
Total tax provision                           $9,829,742  $6,802,687  $4,913,878
                                               =========   =========   =========
 ................................................................................

Deferred tax assets (liabilities) consists of the following:

                                                At August 31,   1998        1997
 ................................................................................
Deferred tax assets
Current
Deferred cash fees and commissions                        $1,954,897  $1,916,999
Accrued compensation                                       2,079,050   1,231,956
                                                           ---------   ---------
Total current deferred taxes                               4,033,947   3,148,955
                                                           ---------   ---------
Non-current
Property, equipment, and
leasehold improvements                                     1,008,180     643,028
Deferred rent                                                241,694      89,813
Investment in limited partnership                                  -     194,146
                                                             -------     -------
Total non-current deferred taxes                           1,249,874     926,987
                                                           ---------     -------
Gross deferred tax assets                                  5,283,821   4,075,942
Deferred tax liabilities                                           -    (180,228)
Deferred tax asset valuation allowance                             -           -
                                                             -------     -------
                                                          $5,283,821  $3,895,714
                                                           =========   =========
 ................................................................................

The provisions for income taxes differ from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors:

                           Years Ended August 31,  1998         1997        1996
 ................................................................................
Tax at statutory U.S. tax rates              $7,853,538   $5,396,210  $3,884,527
Increase in taxes resulting from:
State and local taxes, net of
U.S. federal income tax benefit               1,660,462    1,307,510     891,315
Other, net                                      315,742       98,967     138,036
                                                -------       ------     -------
Tax at effective tax rates                   $9,829,742   $6,802,687  $4,913,878
                                              =========    =========   =========
 ................................................................................

10. NET CAPITAL

As a registered broker-dealer, FDS is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that FDS maintain minimum net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness and a ratio of aggregate indebtedness to net capital of not more than 15 to 1 (the "minimum net capital requirement"). FDS may be prohibited from paying cash dividends to the Company if such dividends would result in its net capital falling below the minimum net capital requirement or its ratio of aggregate indebtedness to net capital exceeding 15 to 1.

At all times during the years presented, FDS had net capital in excess of its minimum net capital requirement. At August 31, 1998, FDS had net capital of $3,854,417, which was $3,584,675 in excess of its minimum net capital requirement of $269,742. The ratio of aggregate indebtedness to net capital was
1.05 to 1.

11. LEASE COMMITMENTS

The Company leases office space in Greenwich, Connecticut under a lease agreement which expires in August 2003 and which contains certain escalation clauses. The Company is required to pay minimum annual rental fees averaging $1,376,617 through the end of the lease. The total minimum rental payments associated with the lease are being recorded as rent (a component of selling, general, and administrative expenses) on a straight-line basis over the period commencing with the occupancy of the premises in August 1990 through the end of the lease. In fiscal 1998, the Company entered into new lease agreements in connection with opening offices in New York, Hong Kong, and Stamford (Connecticut), as well as expanding office space in Tokyo and San Mateo (California). The new leases expire at various dates through the period ending November 2008, have a weighted average term of 8.2 years, and require a minimum annual aggregate rental payment of $1,235,888.

At August 31, 1998, the Company's lease commitments for office space, with noncancelable lease terms in excess of one year, provide for the following minimum annual rentals:

Years Ended August 31,
 ................................................................................
1999                                                                  $2,906,551
2000                                                                   2,805,723
2001                                                                   3,086,386
2002                                                                   2,948,575
2003                                                                   2,919,862
Thereafter                                                             2,704,991
                                                                       ---------
Minimum lease payments                                               $17,372,088
                                                                      ==========
 ................................................................................

At August 31, 1998, standby letters of credit aggregating approximately $279,417 have been issued on behalf of the Company serving as security deposits for leased premises.

12. EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors an Employee Stock Ownership Plan (the "Plan" or "ESOP"). The Company may make optional annual contributions for the benefit of participating employees in such amounts as designated by the Board of Directors. The Board of Directors authorized contributions in the amounts of $750,000, $600,000, and $500,000 for the years ended August 31, 1998, 1997, and 1996, respectively. Such contributions are recorded in cost of services and selling, general, and administrative as compensation expense at the time they are authorized; issuance of the related shares occurs shortly thereafter, generally in the following fiscal year.

Employees of the Company and its subsidiaries who have performed at least 1,000 hours of service during the year are generally eligible to participate in the Plan. The Company contribution allocated to an individual account begins to vest upon completion of the employee's third year of service at the rate of 20% in each successive year of service. Forfeited non-vested interests in the Plan are allocated to the other participants' accounts.

The Plan owned 828,834, 806,966, and 787,824 shares of the Company's common stock at August 31, 1998, 1997, and 1996, respectively.

13. STOCK OPTION PLANS

The Company's 1994 Stock Option Plan (the "1994 Plan") was adopted by the Board of Directors on December 21, 1994, and approved by the Company's stockholders on December 22, 1994. Under the 1994 Plan, stock options were made available to purchase up to 1,481,000 shares of common stock. In fiscal year 1995, incentive and non-qualified stock options to purchase up to 1,481,000 shares of common stock at prices which range from $2.50 to $2.70 per share were granted to employees of the Company.

The Company's 1996 Stock Option Plan (the "1996 Plan") was adopted by the Board of Directors on April 29, 1996, and approved by the Company's stockholders on May 1, 1996. Under the 1996 Plan, stock options were made available to purchase up to 950,000 shares of common stock. In fiscal years 1998, 1997, and 1996, incentive and non-qualified stock options to purchase up to 317,000, 211,000, and 40,000 shares of common stock, respectively, at prices which range from $17.00 to $30.00 per share were granted to employees of the Company. The Company's Non-Employee Director Stock Option Plan was adopted by the Board of Directors and ratified by the Company's stockholders in fiscal 1998. Non-qualified options to purchase 40,000 of common stock at $28.19 were granted to non-employee directors of the Company.

Options granted under the 1994 Plan, the 1996 Plan, and the Non-Employee Director Plan (the "Plans") expire not more than ten years from the date of grant and, in most cases, vest at a rate of 20% per year beginning one year after the grant date. The option exercise prices equal the fair market value of the Company's stock on the date the option was granted. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee's lifetime, they may be exercised only by the grantee.

A summary of the status of the Company's stock option plans at August 31, 1998, 1997, and 1996, and changes during each of the years then ended is presented below:

                                            1998            1997            1996
                                       Wtd. Avg.       Wtd. Avg.       Wtd. Avg.
Thousands, except per share             Exercise        Exercise        Exercise
     data                          Shares  Price   Shares  Price   Shares  Price
 ................................................................................
Outstanding, beginning
fiscal year                         1,669  $4.96    1,491  $3.04    1,481  $2.66
Granted                               357  29.80      211  18.75       40  17.00
Exercised                              88   3.97       24   2.70        6   2.70
Forfeited                              12  21.39        9  17.63       24   2.70
Outstanding at fiscal year end      1,926   9.52    1,669   4.96    1,491   3.04
Exercisable at fiscal year end        982   3.48      744   2.77      530   2.59
 ................................................................................

Of the 1,926,000 options outstanding at August 31, 1998, 1,346,000 have exercise prices between $2.50 and $2.70 per share, with a weighted average exercise price of $2.66 per share and a weighted average remaining contractual life of 6.2 years. Of these options, 928,000 were exercisable at August 31, 1998, at a weighted average exercise price of $2.64. The remaining 580,000 options have exercise prices between $17.00 and $30.00 per share, with a weighted average exercise price of $25.33 per share and a weighted average remaining contractual life of 9.1 years. Of these options, 54,000 were exercisable at August 31, 1998, at a weighted average exercise price of $18.30.

In fiscal 1997, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company accounts for the Plans under APB Opinion No. 25, under which no compensation cost has been recorded. Had compensation cost for the 1996 Plan been determined pursuant to the measurement principles under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for fiscal years 1998 and 1997:

                Years Ended August 31,   1998       1998         1997       1997
Thousands, except per share data  As Reported  Pro Forma  As Reported  Pro Forma
 ................................................................................
Net income                            $12,851    $12,142       $8,930     $8,760
Earnings per share                      $1.17      $1.11        $0.82      $0.81
Wtd. avg. fair value of option grants             $11.43                   $6.35
 ................................................................................

Disclosure of the pro forma impact from the method of accounting prescribed by SFAS No. 123 is effective for fiscal years beginning after December 15, 1994. As such, options granted in fiscal 1995 are excluded from the calculations of compensation costs included in the pro forma net income and earnings per share amounts above.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions used for grants in fiscal years 1997 and 1998:

                            Years Ended August 31,          1998            1997
 ................................................................................
Risk-free interest rate                                     5.51%           6.10%
Expected lives of options                              4.2 years         4 years
Expected volatility                                           38%             31%
Dividend yield                                                 -               -
 ................................................................................

14. SEGMENTS

The Company has two reportable segments based on geographic operations: the United States ("U.S.") and International. Each segment markets online integrated database services to investment managers, investment banks, and other financial services professionals. The U.S. segment services financial institutions throughout North America while the International segment serves investment professionals primarily in Europe and the Pacific Rim. The International segment consists of two foreign branch operations that are primarily staffed by sales and consulting personnel. Segment revenues reflect direct sales of products and services to clients based on their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office, and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the foreign segments. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information
Thousands                                        U.S.   International      Total
 ................................................................................
Year Ended August 31,
1998
Revenues from external clients                $68,938          $9,973    $78,911
Interest revenues                               1,543              13      1,556
Depreciation and amortization                   6,239             318      6,557
Segment operating profit*                      16,155           4,728     20,883
Income tax expense                              9,830               -      9,830
Extraordinary gain                                242               -        242
Total assets                                   66,858           3,698     70,556
Capital expenditures                           11,573             442     12,015
 ................................................................................
Year Ended August 31,
1997
Revenues from external clients                $52,046          $6,312    $58,358
Interest revenue                                  867               4        871
Depreciation and amortization                   4,488             249      4,737
Segment operating profit*                      12,572           2,290     14,862
Income tax expense                              6,803               -      6,803
Total assets                                   48,607           2,228     50,835
Capital expenditures                            5,226             584      5,810
 ................................................................................

* Expenses are not allocated or charged between segments. Expenditures associated with the Company's computer centers, software development costs, clearing fees, data fees, income taxes, and corporate headquarter charges are recorded by the U.S. segment.

Two separate regions (Europe and the Pacific Rim) were aggregated to form the International segment. The Europe and Pacific Rim segments have similar market characteristics and each offers identical products and services through a common distribution method to financial services institutions.

Geographic Information
                              Year Ended August 31, 1998      At August 31, 1998
Thousands                                       Revenues       Long-lived Assets
 ................................................................................
United States                                    $68,938                 $13,829
United Kingdom                                     6,045                     608
Other foreign countries                            3,928                     243
                                                   -----                     ---
Total                                            $78,911                 $14,680
                                                  ======                  ======
 ................................................................................

Fees quoted by the Company are based on subscriptions to its products and services. Around-the-clock consulting, unlimited client training, and payment of daily communication costs are significant services provided to all clients. Fees for these services are included in subscription charges and are not separately stated in client invoices or in the Company's accounting records. Accordingly, disclosure of revenues by products and services is not practicable.

For the fiscal year ended August 31, 1998, no individual client accounted for more than 4% of total revenues. Revenues from the top ten clients did not exceed 15% of the total.

15. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, securities transactions of clients of FDS are introduced and cleared through correspondent brokers. Pursuant to agreements between FDS and its correspondent brokers, the correspondents have the right to charge FDS for unsecured losses that result from a client's failure to complete such transactions. The Company seeks to control the credit risk of nonperformance by evaluating the creditworthiness of its clients and by reviewing their trading activity on a periodic basis.

Receivable from clearing brokers represents a concentration of credit risk and relates to securities transactions cleared through two correspondent brokers.

Quarterly Financial Data (Unaudited)

Quarterly results of operations and earnings per common share for fiscal 1998 and 1997 are as follows:

Thousands, except per share data         First      Second     Third      Fourth
 ................................................................................
1998
Revenues                               $17,494     $19,057   $20,196     $22,164
Cost of services                         6,871       7,630     7,727       8,377
Selling, general, and administrative     5,318       5,799     6,387       6,855
Income from operations                   4,598       4,856     5,413       6,016
Net income                               2,775       3,171     3,267       3,638
Diluted earnings per common share      $  0.25     $  0.29   $  0.30     $  0.33
Wtd. avg. common shares (diluted)       10,970      10,949    11,041      11,078
 ................................................................................
1997
Revenues                               $12,824     $13,985   $15,097     $16,452
Cost of services                         5,097       5,693     6,039       6,524
Selling, general, and administrative     3,888       4,285     4,588       5,286
Income from operations                   3,340       3,501     3,902       4,118
Net income                               1,962       2,092     2,358       2,517
Diluted earnings per common share      $  0.18     $  0.19   $  0.22     $  0.23
Wtd. avg. common shares (diluted)       10,827      10,814    10,813      10,902
 ................................................................................

Common Stock
The principal stock exchange on which the Company's common stock (par value $0.01 per share) is listed is the New York Stock Exchange. At August 31, 1998, there were approximately 1,500 shareholders of the Company's common stock.

Quarterly Stock Prices
Quarterly stock prices reflect the high and low prices for FactSet's common stock on the New York Stock Exchange composite tape for the last two fiscal years.

                                         First      Second     Third      Fourth
 ................................................................................
1998
High                                    $33.63      $32.00    $37.00      $40.75
Low                                      25.00       23.38     29.56       30.69
 ................................................................................
1997
High                                    $24.50      $22.00    $22.13      $28.88
Low                                      18.63       17.88     17.00       19.50
 ................................................................................

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years ended August 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

New York, New York
September 11, 1998

DIRECTORS

Howard E. Wille
Chairman of the Board
Chief Executive Officer

Charles J. Snyder
President
Chief Technology Officer

David R. Korus
Partner
Owenoke Capital Management, LLC
New York, New York

Joseph E. Laird, Jr.
Managing Director
Veronis, Suhler & Associates Inc.
New York, New York

John C. Mickle
President
Sullivan, Morrissey & Mickle
Capital Management Corporation
New York, New York

Walter F. Siebecker
Managing Director
National Securities Clearing Corporation
New York, New York

MANAGEMENT

Howard E. Wille
Chairman of the Board
Chief Executive Officer

Charles J. Snyder
President
Chief Technology Officer

Ernest S. Wong
Senior Vice President
Chief Financial Officer and Secretary

Timothy J. Aune
Director, Pacific Rim Operations
President of FactSet Pacific, Inc.

Jon D. Carlson
Director, PC Software Development

Nathaniel B. Day
Senior Sales Executive

Michael F. DiChristina
Director, Software Engineering

William F. Faulkner
Director, Product Development

Michael D. Frankenfield
Director, Investment Banking

Philip A. Hadley
Director, Sales and Marketing

Kieran M. Kennedy
Director, Consulting Services

Edward A. Martin
Director, Information Research

Kristen L. McCutcheon
Director, Quality Assurance

Adelaide P. McManus
Chief Administrative Officer

Townsend Thomas
Director, Systems Engineering

Daniel A. Viens
Director, Human Resources

Peter G. Walsh
Director, Planning and Control

Susan L. Warzek
Director, Marketing Communications
and Documentation

Merle E. Yoder
Director, European Operations
Managing Director, FactSet Limited

CORPORATE INFORMATION

HEADQUARTERS
FactSet Research Systems Inc.
One Greenwich Plaza
Greenwich, Connecticut 06830
203.863.1500 /203.863.1501 fax

INTERNET ADDRESS
www.factset.com

OFFICES
FactSet Research Systems Inc.
90 Park Avenue
New York, New York 10016
212.476.4300

FactSet Research Systems Inc.
2600 Campus Drive
San Mateo, California 94403
650.286.4900

FactSet Limited
One Angel Court
London EC2R 7HJ
44.171.606.0001

FactSet Pacific, Inc.
Daini Okamotoya Building 8F
1-22-16 Toranomon
Minato-ku Tokyo 105-0001
81.3.5512.7700

FactSet Pacific, Inc.
Bank of America Tower, Suite 801
12 Harcourt Road
Central Hong Kong
85.2.2584.6278

LEGAL COUNSEL
Cravath, Swaine & Moore
New York, New York

STOCK TRANSFER AGENT/REGISTRAR
The Bank of New York
800.524.4458
shareowner-svcs@email.bony.com

COMMON STOCK INFORMATION
FactSet trades on the New York Stock Exchange under the ticker symbol "FDS."

High and low stock prices for the period August 31, 1997 to August 31, 1998 were $40 3/4 and $23 3/8, respectively.

No cash dividends have been paid in the past.

ADDITIONAL INFORMATION, INCLUDING
THE FORM 10-K, CAN BE OBTAINED FROM:
Investor Relations
FactSet Research Systems Inc.
Greenwich, Connecticut
203.863.1500
investors@factset.com

ANNUAL MEETING

The annual meeting of shareholders will be held at 10:00 a.m. on Thursday, January 9, 1999, at the FactSet Headquarters One Greenwich Plaza Greenwich, Connecticut. On November 25, 1998, proxy material will be sent to shareholders of record as of November 13, 1998.

EXHIBIT 21

Subsidiaries:

FactSet Data Systems, Inc.
FactSet Limited
FactSet Pacific, Inc.