Form 10-Q
period 1998-11-30
FACTSET RESEARCH SYSTEMS INC
filed 1999-01-14
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended November 30, 1998

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at November 30, 1998
 ...................                     ................................

Common Stock, par value $.01            10,097,122

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three months ended November 30, 1998 and 1997..............3


           Consolidated Statements of Financial Condition
            at November 30, 1998 and at August 31, 1998........................4


           Consolidated Statements of Cash Flows
            for the three months ended November 30, 1998 and 1997..............5


           Notes to the Consolidated Financial Statements......................6



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................8



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................14


Item 2.   Changes in Securities...............................................14


Item 3.   Defaults Upon Senior Securities.....................................14


Item 4.   Submission of Matters to a Vote of Security Holders.................14


Item 5.   Other Information...................................................14


Item 6.   Exhibits and Reports on Form 8-K....................................14


Signatures....................................................................14




FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share data and unaudited

                              Three Months Ended November 30,  1998       1997
 ................................................................................

Subscription Revenues
Commissions                                                   $9,446     $7,776
Cash fees                                                     14,384      9,718
                                                              ------     ------
Total subscription revenues                                   23,830     17,494
                                                              ------     ------
 ................................................................................

Expenses
Cost of services                                               8,511      6,871
Selling, general, and administrative                           8,725      6,025
                                                              ------      -----
Total operating expenses                                      17,236     12,896
                                                              ------     ------
 ................................................................................

Income from operations                                         6,594      4,598
Other income                                                     493        367
                                                               -----      -----
Income before income taxes                                     7,087      4,965
Income taxes                                                   2,767      2,190
                                                              ------     ------
Net income                                                    $4,320     $2,775
                                                              ======     ======
 ................................................................................
Basic earnings per common share                                $0.43      $0.29
 ................................................................................
Diluted earnings per common share                              $0.39      $0.25
 ................................................................................
Weighted average common shares (Basic)                        10,031      9,596
 ................................................................................
Weighted average common shares (Diluted)                      11,075     10,970
 ................................................................................


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                       November 30,   August 31,
In thousands and unaudited                                    1998         1998
 ................................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $44,262      $37,631
Receivables from clients and clearing brokers               10,638       11,121
Receivables from employees                                     564          533
Deferred taxes                                               4,434        4,034
Other current assets                                           833          921
                                                            ------       ------
Total current assets                                        60,731       54,240
 ................................................................................

LONG TERM ASSETS
Property, equipment, and leasehold improvements, at cost    41,843       38,839
Less accumulated depreciation                              (26,068)     (24,159)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        15,775       14,680
 ................................................................................

OTHER LONG TERM ASSETS
Deferred taxes                                               1,384        1,250
Other assets                                                   276          386
                                                           -------      -------
TOTAL ASSETS                                               $78,166      $70,556
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                       November 30,   August 31,
In thousands and unaudited                                    1998         1998
 ................................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $5,661       $4,755
Accrued compensation                                         6,228        6,155
Deferred cash fees and commissions                           4,574        4,546
Current taxes payable                                        4,206        3,513
Deferred rent                                                   82           92
                                                            ------       ------
Total current liabilities                                   20,751       19,061
                                                            ------       ------
 ................................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                  457          470
                                                            ------       ------
Total liabilities                                           21,208       19,531
                                                            ------       ------
 ................................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                   101           97
Capital in excess of par value                               4,577        2,934
Retained earnings                                           52,759       48,439
Less treasury stock                                           (479)        (445)
                                                            ------       ------
Total stockholders' equity                                  56,958       51,025
                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $78,166      $70,556
                                                           =======      =======

The accompanying notes are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
In thousands and unaudited    Three Months Ended November 30,    1998     1997
 ................................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $4,320   $2,775
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              1,909    1,125
     Deferred tax (benefit)                                      (534)     (36)
     Accrued ESOP contribution                                    250      188
                                                                -----    -----
Net income adjusted for non-cash items                          5,945    4,052
Changes in working capital
     Receivable from clients and clearing brokers                 483     (671)
     Receivable from employees                                    (31)      77
     Accounts payable and accrued expenses                        906    1,182
     Accrued compensation                                         574      495
     Deferred fees and commissions                                 28     (768)
     Current taxes payable                                        693     (540)
     Other working capital accounts, net                          175      278
                                                                -----    -----
Net cash provided by operating activities                       8,773    4,105
 ................................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and
     leasehold improvements                                    (3,004)    (838)
                                                                -----   ------
Net cash used in investing activities                          (3,004)    (838)
 ................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock from employees                         (35)      (4)
Proceeds from exercise of stock options                           897        8
                                                                   --      ---
Net cash provided by financing activities                         862        4
 ................................................................................

Net increase in cash and cash equivalents                       6,631    3,271
Cash and cash equivalents at beginning of period               37,631   26,816
                                                              -------  -------
Cash and cash equivalents at end of period                    $44,262  $30,087
                                                              =======  =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 1998
(Unaudited)

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

FactSet Limited and FactSet Pacific, Inc. are wholly owned subsidiaries of the Company and are U.S. corporations with foreign branch operations in London, Tokyo, Hong Kong, and Sydney.

2. ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 1998. Interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The interim financial statements should be read in connection with the financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial  Statement  Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements. Immaterial reclassifications to prior year balances in the consolidated statements of income have been made to conform to the current fiscal year presentation.

Cost of services is composed of employee compensation and benefits for the application engineering and consulting groups, clearing fees, data costs, computer maintenance and depreciation expenses, and communication costs. Selling, general, and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees, and miscellaneous expenses.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

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

Clearing Fees
When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers used to execute and settle clients' securities transactions.

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

Deferred Taxes
Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes.

The Company records deferred taxes for such items as accrued compensation, deferred cash fees and commissions; deferred rent; and property, equipment, and leasehold improvements.

Earnings Per Share
The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Shares available pursuant to grants made under the Company's stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based  Compensation

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards "SFAS" No. 123, Accounting for Stock-Based Compensation.

New  Accounting  Pronouncements
In March 1998, Statement of Position 98-1, Accounting for The Costs of Computer Software Developed or Obtained for Internal Use was issued. This statement is effective for the Company's fiscal year ending in 2000. The potential impact from adopting this statement on the Company's results is under evaluation.

3. COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the quarter ending November 30, 1998, there were no differences between comprehensive income and net income. This statement did not have any effect on the Company's financial position or results of operation, as it requires only additions to current disclosures.

4. SEGMENTS

In fiscal 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company has two reportable segments based on geographic operations: the United States and International. Each segment markets online integrated database services to investment managers, investment banks, and other financial services professionals. The U.S. segment consists of services provided to financial institutions throughout North America while the International segment consists of services provided to investment professionals primarily in Europe and the Pacific Rim. The International segment includes two foreign branch operations that are primarily staffed by sales and consulting personnel. Segment revenues reflect direct sales of products and services to clients based on their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office, and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the foreign segments. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information
Thousands                                        U.S.   International      Total
 ................................................................................
Quarter Ended November 30, 1998

Revenues from external clients                $20,541          $3,289    $23,830
Segment operating profit*                       4,832           1,762      6,594
Total assets                                   73,847           4,319     78,166
Capital expenditures                            2,688             316      3,004
 ................................................................................
Quarter Ended November 30, 1997

Revenues from external clients                $15,411          $2,083    $17,494
Segment operating profit*                       3,541           1,057      4,598
Total assets                                   51,624           2,559     54,183
Capital expenditures                              783              55        838
 ................................................................................

* Expenses are not allocated or charged between segments. Expenditures associated with the Company's computer centers, software development costs, clearing fees, data fees, income taxes, and corporate headquarter charges are recorded by the U.S. segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS
REVENUES
First quarter fiscal 1999 revenues increased 36.2% to $23.8 million from $17.5 million in the year ago quarter. For the eighth straight quarter, revenue growth exceeded 30%. Revenue growth was driven by client additions, and incremental subscriptions to the Company's services, databases and passwords by existing clients.

Client Count
Clients serviced by FactSet rose to 584 as of November 30, 1998, a net increase of 72 clients over the past 12 months. New clients accounted for approximately one-half of the increase in revenue commitments (discussed below) during the quarter ended November 30, 1998.

Passwords
The number of desktops using FactSet at quarter-end increased 57% compared to levels a year ago. Passwords reached a record total of nearly 18,000 at November 30, 1998. Continued penetration of existing clients with new services and databases was the main contributor to this high rate of growth.

International
Quarterly revenues from international sources rose 58% to $3.3 million. In comparison, the three months ended November 1997, overseas revenues were $2.1 million. Revenues derived from Europe increased 59% and Asia Pacific revenues increased 56%. International revenues accounted for 14% of consolidated revenues for the first 3 months of fiscal 1999, up from 12% for the comparable period a year earlier. Revenue growth is a result of buoyant demand for international data and the Company's services by its overseas clients.

Commitments

Client commitments at November 30, 1998 rose 35.3% to $98.2 million. In comparison, commitments at the end of the fiscal 1997's first quarter were $72.6 million. The average commitments per client at quarter-end rose 18% over the twelve months to $168,000, reflecting the growth of the Company's value-added services. ("Commitments" represent at a given point in time an estimate of the forward looking revenues for the next twelve months assuming all services currently being supplied to clients remain unchanged.) As a matter of policy, the Company does not seek to enter into written contracts with its clients. Clients are free to add to, delete from, or terminate the service at any time. Historically, over the last 100 months, commitments have increased in all months but one.

Client Concentration
At November 30 1998, no individual client accounted for more than 4% of total commitments or total revenues. The ten largest clients accounted for less than 15% of both revenues and commitments.

Client Retention
During the first fiscal quarter, the annual client retention rate continued, as it has for the past nine years, at a rate in excess of 95%.

OPERATING EXPENSES
% of Revenues                       3 Months Ended November 30,   1998   1997
 ................................................................................
Cost of services                                                  35.7%  39.3%
Selling, general, and administrative                              36.6   34.4
                                                                  ----   ----
Operating expenses                                                72.3   73.7
                                                                  ====   ====
Operating margins                                                 27.7%  26.3%
                                                                  ====   ====
 ................................................................................

COST OF SERVICES

Cost of services represented 35.7% of total revenues for the three months ended November 30, 1998, a decline of 3.6% from the fiscal 1998 first quarter. This improvement was the result of declining clearing fees and data costs as a percentage of revenues partially offset by increased compensation costs and depreciation expenses.

Expressed in dollar terms, cost of services increased 23.9% to $8.5 for the November 1998 quarter. Comparable quarterly expense in the prior year was $6.9 million. The increase was primarily the result of higher compensation and benefit expenses and increased depreciation expense.

Clearing Fees
Cash fees  generate  higher  margins  than  commission  revenues,  although  net revenues to the Company are approximately the same under both payment methods. Clients electing to settle obligations using commissions on securities transactions pay a higher amount than cash-paying clients in order to cover broker clearing charges paid by the Company. Over the past year, commissions as a percentage of total revenues have been declining. Commission revenues represented 40% of total revenues in the first quarter of fiscal 1999 compared to 44% for the year earlier period.

Data Costs
Data costs declined as a percentage of revenues from 7.1% to 3.6% primarily due to robusr revenue growth and certain database charges formerly paid through FactSet moving to direct billing by the database supplier to the client in January 1998. This changeover had the effect of raising FactSet's operating margins.

Employee Compensation and Benefits
Compensation and benefits for the applications engineering and consulting groups rose $1.2 million in the first quarter of fiscal 1999. Employee additions and merit raises drove this increase. To meet the programming and support requirements of the Company's expanded array of services, the applications engineering and consulting departments increased staff by 48% over the past twelve months.

Depreciation expense
Depreciation expense on computers increased by $640,000 million for the three months ended November 30, 1998 versus the November 1997 quarter. This increase was the result of higher levels of computer equipment capital spending to upgrade and increase mainframe capacity in support of the Company's expanded user base over the past twelve months.

SELLING, GENERAL, AND ADMINISTRATIVE

Selling, general, and administrative expenses ("SG&A") expressed as a percentage of revenues was 36.6% for the fiscal quarter ended November 30, 1998, up 2.2 percentage points from the comparable period a year earlier. In dollar terms, SG&A rose 44.8% to $8.7 million from $6.0 million. This increase was primarily the result of additional employee compensation and expansion of office facilities.

Employee Compensation and Benefits
Employee compensation and benefits for the sales, product development, and various other support departments increased $1.4 million in the first quarter of fiscal 1999. Employee headcount grew by 30% for these departments during the 12 months ended November 30, 1998.

Rent Expense and Amortization of Leasehold Improvements
Rent and amortization expense increased by $510,000 for the first three months of fiscal 1999 compared to the year earlier quarter. Office facility openings in New York, Stamford, Hong Kong and Sydney during the past 12 months and expansion of the Tokyo and San Mateo offices were the primary drivers of the increase.

Foreign Currency
The majority of international clients pay for services in U.S. dollars and the net monetary assets held by the Company's foreign offices are insignificant. More than 95% of the Company's revenues are billed in U.S. dollars. Accordingly, the Company's exposure to foreign currency fluctuations is immaterial.

INCOME TAXES
Income taxes expressed as a percentage of revenues declined .9% for the three months ended November 30, 1999. This decline was caused primarily by the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options during the quarter. As a result, the Company's effective tax rate dropped to 39% compared to 44% for the year ago quarter.

LIQUIDITY
Cash from Operations

Cash generated by operating activities was $8.8 million for the first three months of fiscal 1999 compared to $4.1 million in the same period a year ago. This increase reflected higher levels of profitability as well as additional depreciation and amortization expenses.

Capital Expenditures
Cash used in investing activities was $3.0 million in the first three months of fiscal 1999. Major capital expenditures included leasehold improvements and furniture and fixtures for the new offices in Stamford, Connecticut and New York City and expansion of the San Mateo facility.

Financing Operations and Capital Needs
Capital and operating expense requirements have been financed, in their entirety, by cash from operations. FactSet has no outstanding debt. Cash and cash equivalents at November 30, 1998 totaled $44.3 million, representing 57% of the Company's total assets.

Stock Split and Cash Dividend
On January 8, 1999 the Company announced that its Board of Directors had approved a three-for-two stock split of the Company's shares of Common Stock and had declared a regular quarterly cash dividend of $0.05 per share on the post-split shares (equivalent to $.20 per annum). The three-for-two Common Stock split will be effected as a stock dividend. The additional shares of Common Stock will be distributed on February 5, 1999 to Common Stockholders of record at the close of business on January 22, 1999. As a result of the three-for-two Common Stock split, the Company's outstanding shares of Common Stock will increase 50% from 10.1 million shares to approximately 15.2 million shares. The cash dividend will be paid on March 22, 1999 to Common Stockholders of record at the close of business on February 26, 1999. The Company expects to fully finance dividend requirements from cash generated by operations.

Revolving Credit Facilities
In November 1998, the Company entered into $25 million of revolving credit facilities for working capital and general corporate purposes, including acquisitions. The facilities are split in two equal tranches of $12.5 million. The facilities have terms of 364 days and three years, respectively. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of .175%.

The Company has not drawn down on either facility and has no present plans to utilize any portion of the available credit.

Forward-Looking Factors

Recent Market Trends
The strength of the U.S. and European financial markets over the past several fiscal years supported a robust business environment for both investment management and investment banking firms. In early January 1999 the U.S. stock markets again reached record highs. In Asia, the equity markets have been more volatile, particularly during 1998, with the Nikkei index hitting a 13-year low. Despite these difficult conditions, revenues from the Company's Pacific Rim operations grew 56% in the first quarter of fiscal 1999.

The Company has a very small share of a market in which companies spend annually more than $10 billion on financial information. While the strong U.S. and European stock markets have positively impacted FactSet, the Company believes that the correlation between performance of the financial markets and its results of operations is moderate.

A declining trend in the global stock markets would likely adversely impact the profitability of some the Company's clients. As a result, the likelihood of personnel reductions among clients increases, as does the possibility that more clients would reduce or cancel services. Therefore, a prolonged bear market could interrupt Company revenue growth and could adversely impact future results of operations.

Capital Spending
The Company, in a continuing effort to expand in the global marketplace, has made significant investments in its infrastructure, particularly in technology and people. Capital spending in fiscal 1998 was $12 million and is likely to exceed $15 million in fiscal 1999. Approximately 25% of capital spending in fiscal 1999 will relate to leasehold improvements in connection with expansion of the Company's office facilities.

Office Facility Expansion
The Company signed leases during the fiscal year 1998 for new office space in New York, Stamford (Connecticut), San Mateo (California), Hong Kong, and Tokyo. In October 1998, the Company opened an office in Sydney, Australia. Incremental future rent expense is expected to be immaterial.

Year 2000
Almost all companies are confronted with business risks associated with the Year 2000 because many computer hardware systems and software programs use only two digits to indicate a year. These systems and programs, therefore, may incorrectly process dates beyond 1999, which may result in information errors or system failures.

The Year 2000 issue extends beyond the Company's internal back-office systems to its mainframe centers and related application programs that support the entire client base. Given the relative importance of this issue, the Company recognizes the need to remain vigilant and is vigorously pursuing its analysis, assessment, and planning for the Y2K issue.

The Company has completed testing of its mainframe systems and application interfaces and believes no further significant Y2K alterations to these systems are necessary to be Y2K compliant.

Given the vast amount of flexibility provided by the FactSet online system for users to create customized reports, formulas and screens, a certain amount of remediation effort must still responsibly be undertaken by the Company's client base, regardless of what FactSet does to provide a seamless Y2K transition. FactSet is proactively facilitating the remediation process of its users and is developing extensive tools for this purpose. For example, a Y2K test bed is being developed for the FactSet online system and is expected to be available on March 31, 1999. The purpose of the test bed is to provide users with the ability to interact with the same online system that FactSet currently provides in an environment where the databases and system times have been altered to simulate operation at some point at or beyond January 1, 2000. Additionally the test bed will allow the Company's clients to perform remediation testing on their internal systems that may depend on information returned by FactSet's online system. Another application is also scheduled for release in the first calender quarter of 1999 to further facilitate remediation testing by users. The purpose of this application is to help users identify items contained within the information they either store on the FactSet system or pass through the FactSet system that could potentially need to be altered to insure proper behavior. The application will allow users to scan through the various repositories where date specific information or request codes for date specific information is stored both on users' personal computers and on FactSet mainframes. This will include private database files, universal screens and the screening parameters that define them, user saved formulas within formula libraries and spreadsheet templates.

The assessment of Y2K readiness of data from third-party suppliers and data storage capabilities is ongoing. The Company maintains regular discussions with its data suppliers and has been encouraging them to prepare and transmit data that is Y2K compliant. The extent of preparation and readiness varies among suppliers. Contingency plans have been arranged with a view that the Company will not rely on the ability of data suppliers to provide Y2K compliant data. Programs have been tested and are planned to adjust data to be Y2K compliant if a data supplier does not provide it in a specifically compliant format.

The suppliers of significant internal back-office systems (accounting and payroll) have been queried for confirmation that their software is Y2K ready. The Company has received written confirmations from these suppliers and to date there has been no indication that the systems/software provided by these suppliers will not be Y2K compliant.

The Company also faces Y2K issues with third-party telecommunications systems over which clients access its products and services. The Company has reviewed correspondence from each of its significant telecommunications providers concerning Y2K compliance. There has been no indication from such review that Y2K issues are anticipated to cause a significant failure or interruption of telecommunications services. However, a significant service interruption on the telecommunications networks over which the Company conducts its business may result in a material adverse effect on the Company's financial condition, results of operations, and cash flows.

Past and future costs to prepare all FactSet systems to be Y2K compliant have not been and are not expected to be material. Y2K changes take place at the Company's mainframe centers and do not require a separate program installation on each user's personal computer or supporting network. Y2K compliance matters have not delayed and are not expected to delay any critical information technology projects.

There can be no assurances that the databases distributed by the Company, or related applications, mainframe, telecommunications, and back-office systems do not contain undetected errors or defects associated with Year 2000 date functions. Although the Company believes its efforts will be successful and does not anticipate the cost of compliance to be material, any failure or delay to address Y2K issues could result in major disruption of its business, damage to the Company's reputation, and a material, adverse change in its results of operations.

The Euro
On January 1, 1999, 11 of the 15 member countries of the European Union shifted to a new single currency, the euro. The exchange rates for the participating currencies have been irreversibly fixed against the euro. The Company's online system was equipped and successfully handled the euro conversion. The impact on the Company's results of operations from the euro conversion was not material. There are no competitive implications to the Company from increased price transparency, as all European clients are billed in U.S. dollars. In addition, the euro is expected to have minimal impact on the Company's products and services.

Income Taxes
Income tax deductions derived from the exercise of nonqualified stock options or disqualifying disposition of incentive stock options has a positive impact on the Company's effective tax rate. Stock option exercises in the first quarter of fiscal 1999 primarily caused the Company's effective tax rate to drop to 39% compared to 44% for the year ago quarter. Approximately 70% of the 1.6 million outstanding stock options have an exercise price of $2.70 (on a pre-split basis) and will be fully vested on January 3, 2000. The Company believes that as more employees exercise these options over the next several years that the Company's future effective tax rate will remain at levels comparable to the November 1998 quarter.

The Company's tax filings are subject to audit by federal and state tax authorities in the normal course of business. While the Company does not anticipate that any such audits currently in process will result in tax assessments that would have a material adverse effect on the results of operations or financial position of the Company, there is inherent uncertainty In this process.

Accounting Pronouncements
In the first quarter of fiscal 1999 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement did not and will not have any effect on the Company's financial position or results of operations, as it requires only additions to current disclosures. In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued and is effective for the Company's fiscal Year 2000. The potential impact on the Company's results from adopting this statement is under review.

Forward-Looking Statements. This Management's Discussion and Analysis contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "commitments," "believes," "would likely," "could," "is likely," "continues," "would reduce," "could interrupt," could adversely," "may incorrectly," "will allow," "are anticipated," "will not," "is expected," "may," "are planned," "is not expected," "may result," "are not expected," "will relate," "does not anticipate," "could result," "remains uncertain," "are uncertain," and "will have," are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

Future factors include the ability to hire qualified personnel; maintenance of the Company's leading technological position; the impact of global market trends on the Company's revenue growth rate and future results of operations; the success of the Y2K and euro compliance activities; the negotiation of contract terms supporting new and existing databases; the successful resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

Part II   OTHER INFORMATION

Item 1.   Legal Proceedings:         None

Item 2.   Changes in Securities:     None

Item 3.   Defaults Upon Senior Securities:   None

Item 4.   Submission of Matters to a Vote of Security Holders:   None

Item 5.   Other Information:         None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number

3.1....................................Restated Certificate of Incorporation (1)
3.2..................................................................By-laws (1)
4.1.....................................................Form of Common Stock (1)
10.1............................Form of Employment Agreement between the Company and Howard E. Wille and Charles J. Snyder (1)
10.2.................Letter Agreement between the Company and Ernest S. Wong (1)
10.31...................................................364-Day Credit Agreement
10.32................................................Three Year Credit Agreement
27......................................................Financial Data Schedules
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)

(b) Reports on Form 8-K: None

SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: January 14, 1999   BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                                  Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT 10.31

                              $12,500,000

                         364-DAY CREDIT AGREEMENT

                      dated as of November 20, 1998

                                 between

                       FACTSET RESEARCH SYSTEMS INC.

                                   and

                         THE CHASE MANHATTAN BANK

                             TABLE OF CONTENTS
                                                                            Page


                                 ARTICLE I

                                Definitions

SECTION 1.01.  Defined Terms.......... ........................................1
SECTION 1.02.  Terms Generally................................................13
SECTION 1.03.  Accounting Terms; GAAP.........................................14


                                 ARTICLE II

                                The Credits

SECTION 2.01.  Commitment.....................................................14
SECTION 2.02.  Loans..........................................................14
SECTION 2.03.  Requests for Loans.............................................15
SECTION 2.04.  Funding of Loans...............................................15
SECTION 2.05.  Interest Elections.............................................15
SECTION 2.06.  Termination and Reduction of Commitment........................16
SECTION 2.07.  Repayment of Loans; Evidence of Debt...........................17
SECTION 2.08.  Prepayment of Loans............................................17
SECTION 2.09.  Fees...........................................................18
SECTION 2.10.  Interest.......................................................18
SECTION 2.11.  Alternate Rate of Interest.....................................19
SECTION 2.12.  Increased Costs................................................19
SECTION 2.13.  Break Funding Payments.........................................20
SECTION 2.14.  Taxes..........................................................21
SECTION 2.15.  Mitigation Obligations; Replacement of Lenders.................22


                                ARTICLE III

                      Representations and Warranties

SECTION 3.01.  Organization; Powers...........................................23
SECTION 3.02.  Authorization; Enforceability..................................23
SECTION 3.03.  Governmental Approvals; No Conflicts...........................23
SECTION 3.04.  Financial Condition; No Material Adverse Change................23
SECTION 3.05.  Properties.....................................................24
SECTION 3.06.  Litigation and Environmental Matters...........................24

SECTION 3.07.  Compliance with Laws and Agreements............................24
SECTION 3.08.  Investment and Holding Company Status..........................25
SECTION 3.09.  Taxes..........................................................25
SECTION 3.10.  ERISA..........................................................25
SECTION 3.11.  Disclosure.....................................................25
SECTION 3.12.  Year 2000......................................................25


                                 ARTICLE IV

                                 Conditions


SECTION 4.01.  Effective Date.................................................26
SECTION 4.02.  Each Loan......................................................27


                                 ARTICLE V

                            Affirmative Covenants

SECTION 5.01.  Financial Statements and Other Information.....................27
SECTION 5.02.  Notices of Material Events.....................................28
SECTION 5.03.  Existence; Conduct of Business.................................29
SECTION 5.04   Payment of Obligations.........................................29
SECTION 5.05.  Maintenance of Properties; Insurance...........................29
SECTION 5.06.  Books and Records; Inspection Rights...........................29
SECTION 5.07.  Compliance with Laws...........................................29
SECTION 5.08.  Use of Proceeds................................................29


                                ARTICLE VI

                            Negative Covenants

SECTION 6.01.  Indebtedness...................................................30
SECTION 6.02.  Liens..........................................................31
SECTION 6.03.  Fundamental Changes............................................32
SECTION 6.04.  Investments, Loans, Advances, Guarantees and Acquisitions......33
SECTION 6.05.  Hedging Agreements.............................................34
SECTION 6.06.  Restricted Payments............................................35
SECTION 6.07.  Transactions with Affiliates...................................35
SECTION 6.08.  Restrictive Agreements.........................................35
SECTION 6.09.  Certain Financial Covenants....................................36

                                ARTICLE VII


                 Events of Default............................................36


                                ARTICLE VIII

                                Miscellaneous

SECTION 8.01.  Notices........................................................38
SECTION 8.02.  Waivers; Amendments............................................38
SECTION 8.03.  Expenses; Indemnity; Damage Waiver.............................39
SECTION 8.04.  Successors and Assigns.........................................40
SECTION 8.05.  Survival.......................................................41
SECTION 8.06.  Counterparts; Integration;  Effectiveness......................42
SECTION 8.07.  Severability...................................................42
SECTION 8.08.  Right of Setoff................................................42
SECTION 8.09.  Governing Law; Jurisdiction; Consent to Service of Process.....42
SECTION 8.10.  WAIVER OF JURY TRIAL...........................................43
SECTION 8.11.  Headings.......................................................43
SECTION 8.12.  Confidentiality................................................43
SECTION 8.13.  Interest Rate Limitation.......................................44


SCHEDULES:

Schedule 3.06 -- Disclosed Matters
Schedule 3.09 -- Disclosed Taxes
Schedule 6.01 -- Existing Indebtedness
Schedule 6.02 -- Existing Liens
Schedule 6.08 -- Existing Restrictions


EXHIBITS:

Exhibit A -- Form of Opinion of Borrower's Counsel

364-DAY CREDIT AGREEMENT dated as of November 20, 1998, between FACTSET RESEARCH SYSTEMS INC. and THE CHASE MANHATTAN BANK.

         The parties hereto agree as follows:


                                 ARTICLE I

                                Definitions

SECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

"ABR", when used in reference to any Loan, refers to whether such Loan is bearing interest at a rate determined by reference to the Alternate Base Rate.

"Adjusted LIBO Rate" means, with respect to any Eurodollar Loan for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by
(b) the Statutory Reserve Rate.

"Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

"Alternate Base Rate" means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

"Applicable Rate" means, for any day, with respect to any Eurodollar Loan, or with respect to the facility fees payable hereunder, as the case may be, the applicable rate per annum set forth below under the caption "Eurodollar Spread" or "Commitment Fee Rate", as the case may be:

                              Eurodollar Spread       Commitment Fee Rate

                                     0.50%                   0.15%


"Assessment Rate" means, for any day, the annual assessment rate in effect on such day that is payable by a member of the Bank Insurance Fund classified as "well-capitalized" and within supervisory subgroup "B" (or a comparable successor risk classification) within the meaning of 12 C.F.R. Part 327 (or any successor provision) to the Federal Deposit Insurance Corporation for insurance by such Corporation of time deposits made in dollars at the offices of such member in the United States.

"Assignment and Acceptance" means an assignment entered into by a Lender and an assignee pursuant to Section 8.04, and accepted by Chase, in a form approved by Chase.

"Availability Period" means the period from and including the Effective Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitment.

"Bank" means The Chase Manhattan Bank.

"Base CD Rate" means the sum of (a) the Three-Month Secondary CD Rate multiplied by the Statutory Reserve Rate plus (b) the Assessment Rate.

"Board" means the Board of Governors of the Federal Reserve System of the United States of America.

"Borrower" means FactSet Research Systems Inc., a Delaware corporation.

"Borrowing Request" means a request by the Borrower for a Loan in accordance with Section 2.03.

"Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

"Capital Expenditures" of any Person means, for any period, expenditures (including the aggregate amount of Capital Lease Obligations incurred during such period) made by the Borrower or any of its Subsidiaries to acquire or construct fixed assets, plant and equipment (including renewals, improvements and replacements, but excluding repairs, other than expenditures of proceeds of asset sales, insurance settlements, condemnation awards and other settlements in respect of lost, destroyed, damaged or condemned assets, equipment or other property to the extent such expenditures are made to replace or repair such lost, destroyed, damaged or condemned assets, equipment or other property or otherwise to acquire assets or properties useful in the business of the Borrower and its Subsidiaries within 12 months of receipt of such proceeds), during such period computed in accordance with GAAP.

"Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

"Change in Control" means (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof) (other than any employee stock ownership program and members of management of the Borrower holding voting stock of the Borrower or options to acquire such stock on the Effective Date or receiving options or voting stock upon the exercise of such options after the Effective Date (collectively, the "Designated Persons")), of shares representing more than 35% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Borrower; (b) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons who were neither (i) nominated by the board of directors of the Borrower nor (ii) appointed by directors so nominated; or
(c) the acquisition of direct or indirect Control of the Borrower by any Person or group (other than the Designated Persons).

"Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by the Bank with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

"Chase" means The Chase Manhattan Bank.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Commitment" means, with respect to each Lender, the commitment of such Lender to make Loans hereunder, expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Credit Exposure hereunder, (a) as such commitment may be reduced from time to time pursuant to Section 2.09 and
(b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to Section 8.04. The initial amount of the Bank's Commitment is $12,500,000.

"Consolidated Net Income" means for any fiscal period, the consolidated net income (or net loss) after taxes for such period of the Borrower and its Subsidiaries determined in accordance with GAAP.

"Consolidated Net Worth" means, as of the date of determination, all items which in conformity with GAAP would be included under shareholders' equity on a consolidated balance sheet of the Borrower and its Subsidiaries at such date.

"Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

"Default" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

"Disclosed   Matters"  means  the  actions,   suits  and   proceedings  and  the
environmental matters disclosed in Schedule 3.06.

"dollars" or "$" refers to lawful money of the United States of America.

"EBITDA" means for any fiscal period, an amount equal to Consolidated Net Income for such period plus the following (without duplication), to the extent deducted from gross revenues in computing such Consolidated Net Income: (a) the aggregate amount of Interest Expense, (b) the aggregate amount of tax expense for such period, (c) all amounts attributable to depreciation, amortization, and other similar noncash charges for such period, including amortization of goodwill, capitalized software development expenses, financing costs and other intangibles, (d) all extraordinary, non-recurring or unusual charges during such period, (e) compensation expense previously deducted from Consolidated Net
Income resulting from the issuance of capital stock, stock options or stock appreciation rights issued to employees, including officers of the Borrower or any Subsidiary, or the exercise of such options or rights, in each case to the extent the obligation (if any) associated therewith is not expected to be settled by the payment of cash by the Borrower or any Affiliate of the Borrower, and compensation expense resulting from the repurchase of any such capital stock, options and rights, (f) all noncash charges deducted in determining Consolidated Net Income for such period, and (g) post-closing restructuring charges in connection with any financing, refinancing or Permitted Acquisition (whether or not consummated), provided that in the event that the Borrower or any of its Subsidiaries makes a Permitted Acquisition on any date during such period, the Consolidated EBITDA for such period shall be calculated on a pro forma basis as if such Permitted Acquisition had occurred on the first day of such period.

"Effective   Date"  means  the  date  on  which  the  conditions   specified  in
Section 4.01 are satisfied (or waived in accordance with Section 8.02).

"Environmental Laws" means all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.

"Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower or any Subsidiary directly or indirectly resulting from or based upon (a) violation of any Environmental Law,
(b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials,
(d) the release or
threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

"ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and
Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

"ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan;
(e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

"Eurodollar", when used in reference to any Loan, refers to whether such Loan is bearing interest at a rate determined by reference to the Adjusted LIBO Rate.

"Event of Default" has the meaning assigned to such term in Article VII.

"Excluded Taxes" means, with respect to the Bank, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction described in clause (a) above and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 2.15(b)), any withholding tax (i) that is in effect and would apply to amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to any withholding tax pursuant to Section 2.14(a), or (ii) that is attributable to such Foreign Lender's failure to comply with Section 2.14(e).

"Federal Funds Effective Rate" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Bank from three Federal funds brokers of recognized standing selected by it.

"Financial Officer" means the chief financial officer, principal accounting officer, treasurer or controller of the Borrower.

"Fixed Charge Ratio" means, as of the end of any fiscal quarter of the Borrower, the ratio of (a) EBITDA, plus rental payments made, minus Capital Expenditures (exclusive of Capital Lease Obligations), to (b) Interest Expense plus rental payments plus Required Debt Payments, in each case for the four consecutive fiscal quarters then ended.

"Foreign Lender" means any successor or assignee under Section 8.04 that is organized under the laws of a jurisdiction other than that in which the Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

"Funded Indebtedness" of any Person means, without duplication (a) all funded recourse obligations of such Person for borrowed money whether secured or unsecured, which by its terms matures more than one year after the date of calculation, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of Indebtedness of others, (h) all Capital Lease Obligations of such Person, (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances.

"GAAP" means generally accepted accounting principles in the United States of America.

"Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

"Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation; provided, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

"Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

"Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.

"Indebtedness" of any Person means, without duplication, (a) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of Indebtedness of others, (h) all Capital Lease Obligations of such Person, (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

"Indemnified Taxes" means Taxes other than Excluded Taxes.

"Interest Election Request" means a request by the Borrower to convert or continue a Loan in accordance with Section 2.08.

"Interest Expense" means, for any period, the sum, for the Borrower and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP), of the following: (a) all interest in respect of Indebtedness (including the interest component of any payments in respect of Capital Lease Obligations) accrued or capitalized during such period (whether or not actually paid during such period) plus (b) the net amount payable (or minus the net amount receivable) under Hedging Agreements during such period (whether or not actually paid or received during such period) net of any corresponding interest income recorded during such period under such Hedging Agreements.

"Interest Payment Date" means (a) with respect to any ABR Loan, the last day of each March, June, September and December, and (b) with respect to any Money Market or Eurodollar Loan, the last day of the Interest Period therefor and, in the case of a Eurodollar Loan with an Interest Period of more than three months' duration or a Money Market Loan with an Interest Period of more than 90 days' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration or 90 days' duration, as the case may be, after the first day of such Interest Period.

"Interest Period" means (a) with respect to any Eurodollar Loan, the period commencing on the date of such Loan and ending on the numerically corresponding day in the calendar month that is one, two, three or six months (or, with the consent of the Bank, nine months) thereafter, as the Borrower may elect, and (b) with respect to a Money Market Loan, the period commencing on the date of such Loan and ending on the last day of the period for which such loan is offered, as recorded by the Bank on its books; provided, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Loan only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (ii) any Interest Period pertaining to a Eurodollar Loan that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Loan initially shall be the date on which such Loan is made and, thereafter shall be the effective date of the most recent conversion or continuation of such Loan.

"Joint Venture" means any corporation, partnership or other legal entity or arrangement (a) in which the Borrower has any direct or indirect equity interest and (b) that is not a Subsidiary of the Borrower.

"Lenders" means Chase and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance.

"Leverage Ratio" means, as of the end of any fiscal quarter of the Borrower, the ratio of (a) total Funded Indebtedness of the Borrower and its Subsidiaries as of the end of such fiscal quarter, to (b) EBITDA for the four consecutive fiscal quarters then ended.

"LIBO Rate" means, with respect to any Eurodollar Loan for any Interest Period, the rate (rounded upwards, if necessary, to the next 1/16 of 1%) at which dollar deposits in an amount and for a maturity comparable to such Interest Period are offered by the principal London office of the Bank in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

"Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

"Loans" means the loans made by the Bank to the Borrower pursuant to this Agreement.

"Material Adverse Effect" means a material adverse effect on (a) the business, assets, operations, or condition, financial or otherwise, of the Borrower and the Subsidiaries taken as a whole, (b) the ability of the Borrower to perform any of its obligations under this Agreement or (c) the rights of or benefits available to the Bank under this Agreement.

"Material Indebtedness" means Indebtedness (other than the Loans), or obligations in respect of one or more Hedging Agreements, of any one or more of the Borrower and its Subsidiaries in an aggregate principal amount exceeding $1,000,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of the Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary would be required to pay if such Hedging Agreement were terminated at such time.

"Maturity Date" means November 18, 1999.

"Money Market", when used in reference to any Loan, refers to whether such Loan is bearing interest at a rate determined by reference to the Money Market Rate.

"Money Market Rate" means, with respect to any Money Market Loan, an interest rate per annum as offered by the Bank from time to time on any single borrowing during the Interest

Period offered on such Loan. The Money Market Rate of interest available for any subsequent borrowings may differ since Money Market Rates may fluctuate on a daily basis.

"Moody's" means Moody's Investors Service, Inc.

"Multiemployer Plan" means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

"Other Taxes" means any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

"Participant" has the meaning set forth in Section 8.04.

"PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

"Permitted Acquisitions" means any acquisition as a going concern of all or substantially all the assets of, or shares or other equity interests in, a Person or division or line of business of a Person (or any subsequent investment made in a previously acquired Permitted Acquisition) that satisfies the following requirements:

(a) if it involves a merger or consolidation, the Borrower or a wholly owned Subsidiary shall be the surviving party;

(b) at the time of such acquisition no Default or Event of Default shall have occurred or be continuing;

(c) no Default or Event of Default or violation of any covenant under this Agreement shall arise as a result of such acquisition, which the Borrower shall confirm by furnishing to the Bank at least five (5) days prior to the closing date for such acquisition pro forma financial statements and corresponding covenant calculations reasonably satisfactory to the Bank giving effect to such acquisition;

(d) the target of such acquisition must be engaged in a line of business similar to the then current business of the Borrower and its Subsidiaries; and

(e) in the case of an acquisition of stock or any other equity interest, the Borrower must be the majority shareholder or otherwise evidence a controlling interest upon completion of the acquisition, provided that the Borrower may be a minority shareholder or evidence less than a controlling interest in acquisitions which, in the aggregate, total no more than $15,000,000 in purchase price or acquisition cost (in addition to investments, loans, advances and guarantees permitted under Sections 6.04(i) and 6.04(j)).

Pro forma calculations made pursuant to clause (c) of the immediately preceding sentence may include adjustments (a) to reflect operating expense reductions reasonably expected to result during the 12-month period following the date of the applicable acquisition, or (b) to eliminate the effect of any extraordinary accounting event with respect to any acquired person or assets on EBITDA, in each case as determined reasonably and in good faith by the Chief Financial Officer of the Borrower and approved by the Board of Directors of the Borrower, as set forth in an officer's certificate delivered to the Bank.

"Permitted Encumbrances" means:

(a) Liens imposed by law for taxes that are not yet delinquent, or which are for less than $250,000 in the aggregate, or which are being contested in compliance with Section 5.04;

(b) carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 30 days or are being contested in compliance with Section 5.04;

(c) pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations and deposits securing liability to insurance carriers or under self-insurance arrangements in respect of such obligations;

(d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business, including those incurred to secure health, safety and environmental obligations in the ordinary course of business;

(e)  easements,   zoning  restrictions,   trackage  rights,  leases,   licenses,
rights-of-way and similar encumbrances on real property imposed by law or arising in the ordinary course of business which, in the aggregate, are not substantial in amount and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Borrower or any Subsidiary;

(f) judgment liens in respect of judgments that do not constitute an Event of Default under clause (k) of Article VII; and

(g) leases or subleases granted to others not interfering in any material respect with the business of the Borrower or any of its Subsidiaries;

provided that the term "Permitted Encumbrances" shall not include any Lien securing Indebtedness.

"Permitted Investments" means investments made pursuant to the Borrower's corporate investment policy (a true and accurate copy of which has been provided to the Bank) as may be amended, supplemented or modified from time to time on prior written notice to, and consent of, the Bank.

"Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

"Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or
Section 302 of ERISA, and in respect of which the Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

"Prime Rate" means the rate of interest per annum publicly announced from time to time by the Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

"Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

"Required Debt Payments" means all regularly scheduled payments of principal and interest of Indebtedness made or scheduled to be made during the four consecutive fiscal quarters preceding the date of calculation of the amount of "Required Debt Payments"; provided, that "Required Debt Payments" shall not include any amount due under this Agreement.

"Required Lenders" means, at any time, Lenders having Revolving Credit Exposures and unused Commitments representing at least fifty percent (50%) of the sum of the total Revolving Credit Exposures and unused Commitments at such time.

"Restricted Payment" means any dividend or other distribution (whether in cash, securities or other property) with respect to any shares of any class of capital stock of the Borrower or any Subsidiary, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock of the Borrower or any option, warrant or other right to acquire any such shares of capital stock of the Borrower.

"Revolving Credit Exposure" means, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender's Loans at such time.

"S&P" means Standard & Poor's.

"Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Bank is subject (a) with respect to the Base CD Rate, for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities approximately equal to three months, in the case of the Base CD Rate, and (b) with respect to the Adjusted LIBO Rate, for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

"subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held.

"Subsidiary" means any subsidiary of the Borrower.

"Taxes" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

"Three-Month Secondary CD Rate" means, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day is not a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day) or, if such rate is not so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day is not a Business Day, on the next preceding Business Day) by the Bank from three negotiable certificate of deposit dealers of recognized standing selected by it.

"Transactions" means the execution, delivery and performance by the Borrower of this Agreement, the borrowing of Loans and the use of the proceeds thereof.

"Type", when used in reference to any Loan, refers to whether the rate of interest on such Loan is determined by reference to the Adjusted LIBO Rate, the Money Market Rate or the Alternate Base Rate.

"Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

SECTION 1.02. Terms Generally. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

SECTION 1.03. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Borrower notifies the Bank that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Bank notifies the Borrower that the Bank requests an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.


                                ARTICLE II

                                The Credit

SECTION 2.01. Commitment. Subject to the terms and conditions set forth herein, the Bank agrees to make Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in outstanding Loans exceeding the Commitment. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Loans.

SECTION 2.02.  Loans.

(a) At the commencement of each Interest Period for any Money Market Loan or Eurodollar Loan, such Loan shall be in an amount that is an integral multiple of $100,000 and not less than $500,000. At the time that each ABR Loan is made, such Loan shall be in an aggregate amount that is an integral multiple of $100,000 and not less than $100,000; provided that an ABR Loan may be in an aggregate amount that is equal to the entire unused balance of the total Commitment. Loans of more than one Type and Class may be outstanding at the same time; provided that there shall not at any time be more than five Money Market and five Eurodollar Loans outstanding.

(b) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Loan if the Interest Period requested with respect thereto would end after the Maturity Date.

SECTION 2.03. Requests for Loans. To request a Loan, the Borrower shall notify the Bank of such request by telephone (a) in the case of a Eurodollar Loan, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Loan, (b) in the case of a Money Market Loan, not later than 11:00 a.m., New York City time, two Business Days before the date of the proposed Loan, or (c) in the case of an ABR Loan, not later than 11:00 a.m., New York City time, one Business Day before the date of the proposed Loan. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Bank of a written Borrowing Request in a form approved by the Bank and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

(i)  the amount of the requested Loan;

(ii)  the date of such Loan, which shall be a Business Day;

(iii) whether such Loan is to be an ABR Loan, a Money Market Loan or a Eurodollar Loan;

(iv) in the case of a Money Market Loan or a Eurodollar Loan, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

(v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.04.

If no election as to the Type of Loan is specified, then the requested Loan shall be an ABR Loan. If no Interest Period is specified with respect to any requested Eurodollar Loan, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

SECTION 2.04. Funding of Loans. The Bank shall make each Loan available to the Borrower by promptly crediting the amounts so received, in like funds, to an account of the Borrower maintained with the Bank in New York City and designated by the Borrower in the applicable Borrowing Request.

SECTION 2.05. Interest Elections. (a) Each Loan initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Money Market or Eurodollar Loan, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert such Loan to a different Type or to continue such Loan and, in the case of a Money Market or Eurodollar Loan, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Loan and each such portion shall be considered a separate Loan.

(b) To make an election pursuant to this Section, the Borrower shall notify the Loan of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a Loan of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Bank of a written Interest Election Request in a form approved by the Bank and signed by the Borrower.

(c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

(i) the Loan to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Loan (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Loan);

(ii) the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

(iii) whether the resulting Loan is to be an ABR Loan, a Money Market Loan or a Eurodollar Loan; and

(iv) if the resulting Loan is a Money Market Loan or a Eurodollar Loan, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Money Market Loan or a Eurodollar Loan but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of 30 days' duration, in the case of a Money Market Loan, or one month's duration in the case of a Eurodollar Loan.

(d) If the Borrower fails to deliver a timely Interest Election Request with respect to a Money Market or Eurodollar Loan prior to the end of the Interest Period applicable thereto, then, unless such Loan is repaid as provided herein, at the end of such Interest Period such Loan shall be converted to an ABR Loan. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Bank so notifies the Borrower, then, so long as an Event of Default is continuing (i) no outstanding Loan may be converted to or continued as a Money Market or Eurodollar Loan and (ii) unless repaid, each Money Market and Eurodollar Loan shall be converted to an ABR Loan at the end of the Interest Period applicable thereto.

SECTION 2.06. Termination and Reduction of Commitment. (a) Unless previously terminated, the Commitment shall terminate on the Maturity Date.

(b) The Borrower may at any time terminate, or from time to time reduce, the Commitment; provided that (i) each reduction of the Commitment shall be in an amount that is an integral multiple of $100,000 and not less than $1,000,000 and
(ii) the Borrower shall not terminate or reduce the Commitment if, after giving effect to any concurrent prepayment of the Loans in accordance with Section 2.08, the aggregate amount of Loans outstanding exceeds the Commitment.

(c) The Borrower shall notify the Bank of any election to terminate or reduce the Commitment under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitment delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Bank on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitment shall be permanent.

SECTION 2.07. Repayment of Loans; Evidence of Debt. (a) The Borrower hereby unconditionally promises to pay to the Bank the then unpaid principal amount of each Loan on the Maturity Date.

(b) The Bank shall maintain in accordance with its usual practice an account or accounts evidencing (i) the indebtedness of the Borrower to the Bank resulting from each Loan made by the Bank, including the amounts of principal and interest payable and paid to the Bank from time to time hereunder, (ii) the amount of each Loan made hereunder, the Type thereof and the Interest Period applicable thereto, and (iii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to the Bank hereunder.

(c) The entries made in the accounts maintained pursuant to paragraph (b) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of the Bank to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

(d) The Bank may request that Loans be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to the Bank a promissory note payable to the order of the Bank (or, if requested by the Bank, to the Bank and its registered assigns). Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 8.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

SECTION 2.08. Prepayment of Loans. (a) The Borrower shall have the right at any time and from time to time to prepay any Loan in whole or in part, subject to prior notice in accordance with paragraph (b) of this Section.

(b) The Borrower shall notify the Bank by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Loan, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment, (ii) in the case of prepayment of a Money Market Loan, not later than 11:00 a.m., New York City time, two Business Days before the date of prepayment, (iii) in the case of prepayment of an ABR Loan, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Loan or portion thereof to be prepaid; provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Commitment as contemplated by Section 2.06, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.06. Each partial prepayment of any Loan shall be in an amount that would be permitted in the case of an advance of a Loan of the same Type as provided in Section 2.02. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.10.

SECTION 2.09. Fees. (a) The Borrower agrees to pay to the Bank a commitment fee, which shall accrue at the Applicable Rate on the daily unused amount of the Commitment during the period from and including the Effective Date to but excluding the date on which the Commitment terminates. Accrued commitment fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitment terminates, commencing on the first such date to occur after the date hereof; provided that the Bank agrees to send the Borrower an invoice with respect to such fees, but failure to send such invoice shall not constitute a waiver, or extension of the due date, of such fees. All commitment fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

(b) All fees payable hereunder shall be paid on the dates due, in immediately available funds. Fees paid shall not be refundable under any circumstances.

SECTION 2.10. Interest. (a) The ABR Loans shall bear interest at the Alternate Base Rate.

(b) The Money Market Loans shall bear interest at the Money Market Rate for the Interest Period in effect for such Loan.

(c) The Eurodollar Loans shall bear interest at the Adjusted LIBO Rate for the Interest Period in effect for such Loan plus the Applicable Rate.

(d) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by the Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the rate applicable to ABR Loans as provided in paragraph (a) of this Section.

(e) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and upon termination of the Commitment; provided that
(i) interest accrued pursuant to paragraph (d) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Money Market or Eurodollar Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

(f) All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Money Market Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Bank, and such determination shall be conclusive absent manifest error.

SECTION 2.11. Alternate Rate of Interest. If prior to the commencement of any Interest Period for a Money Market Loan or Eurodollar Loan:

(a) the Bank determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Money Market Rate, the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

(b) the Bank determines (which determination shall be conclusive absent manifest error) that the Money Market Rate or the Adjusted LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to the bank of making or maintaining the Loan for such Interest Period;

then the Bank shall give notice thereof to the Borrower by telephone or telecopy as promptly as practicable thereafter and, until the Bank notifies the Borrower that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Loan to, or continuation of any Loan as, a Money Market Loan or Eurodollar Loan shall be ineffective and (ii) if any Borrowing Request requests a Money Market or Eurodollar Loan, such Loan shall be made as an ABR Loan; provided that if the circumstances giving rise to such notice affect only one Type of Loan, then the other Type of Loans shall be permitted.

SECTION 2.12. Increased Costs. (a) If any Change in Law shall:

(i) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank (except any such reserve requirement reflected in the Adjusted LIBO Rate); or

(ii) impose on the Bank or the London interbank market any other condition affecting this Agreement or Money Market Loans or Eurodollar Loans made by the Bank;

and the result of any of the foregoing shall be to increase the cost to the Bank of making or maintaining any Money Market Loan or Eurodollar Loan (or of maintaining its obligation to make any such Loan) or to reduce the amount of any sum received or receivable by the Bank hereunder (whether of principal, interest or otherwise), then the Borrower will pay to the Bank such additional amount or amounts as will compensate the Bank for such additional costs incurred or reduction suffered.

(b) If the Bank determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company, if any, as a consequence of this Agreement or the Loans made by the Bank to a level below that which the Bank or the Bank's holding company could have achieved but for such Change in Law (taking into consideration the Bank's policies and the policies of the Bank's holding company with respect to capital adequacy), then from time to time the Borrower will pay to the Bank such additional amount or amounts as will compensate the Bank or the Bank's holding company for any such reduction suffered.

(c) A certificate of the Bank setting forth the amount or amounts necessary to compensate the Bank or its holding company, as the case may be, as specified in paragraph (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay the Bank the amount shown as due on any such certificate within 10 days after receipt thereof.

(d) Failure or delay on the part of the Bank to demand compensation pursuant to this Section shall not constitute a waiver of the Bank's right to demand such compensation; provided that the Borrower shall not be required to compensate the Bank pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that the Bank notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of the Bank's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

SECTION 2.13. Break Funding Payments. In the event of (a) the payment of any principal of any Money Market Loan (to the extent such Loan has a specific Interest Period) or Eurodollar Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Money Market Loan or Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Money Market Loan or Eurodollar Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.11(b) and is revoked in accordance therewith), then, in any such event, the Borrower shall compensate the Bank for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to the Bank shall be deemed to include an amount determined by the Bank to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which the Bank would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of the Bank setting forth any amount or amounts that the Bank is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay the Bank the amount shown as due on any such certificate within 10 days after receipt thereof.

SECTION 2.14. Taxes. (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then
(i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Bank receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

(b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

(c) The Borrower shall indemnify the Bank within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Bank on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by the Bank on its own behalf or on behalf of the Bank shall be conclusive absent manifest error.

(d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Bank the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Bank.

(e) Any Foreign Lender that is entitled to an exemption from or reduction of a withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrower, at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

(f) If a Lender shall become aware that it is entitled to receive a refund of any Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 2.14, it shall promptly notify the Borrower of the availability of such refund and shall, within 30 days after receipt of a request by the Borrower, apply for such refund at the expense of the Borrower. If any Lender has received a refund of any Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 2.14, it shall pay over such refund to the Borrower, net of all out-of-pocket expenses of such Lender and without interest (other than any interest paid by the relevant Governmental Authority with respect to such refund); provided, however, that the Borrower, upon the request of any Lender, agrees to repay the amount paid over to the Borrower (plus any penalties, interest or other charges imposed by the relevant Governmental Authority) to any Lender in the event any Lender is required to repay such refund to such Governmental Authority. Nothing contained in this Section 2.14(f) shall require any Lender to make available its tax returns (or any other information relating to its Taxes which it deems confidential) to the Borrower or any other Person.

SECTION 2.15. Mitigation Obligations; Replacement of Lenders. (a) If any Lender requests compensation under Section 2.12, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.14, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.12 or 2.14, as the case may be, in the future and
(ii) would not subject such Lender to any unreimbursed cost of expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

(b) If any Lender requests compensation under Section 2.12, or if the Borrower is required to pay any additional amount to such Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.14, or if the Bank defaults in its obligations to fund Loans hereunder, then the Borrower may, at its sole expense and effort, upon notice to such Lender, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 8.04), all its interests, rights and obligations under this Agreement to an assignee that shall assume such obligations; provided that (i) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans, accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts), together with all requirements of Section 8.04, and (iii) in the case of any such assignment resulting from a claim for compensation under Section 2.12 or payments required to be made pursuant to Section 2.14, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.

                                ARTICLE III

                       Representations and Warranties

The Borrower represents and warrants to the Bank that:

SECTION 3.01. Organization; Powers. Each of the Borrower and its Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.

SECTION 3.02. Authorization; Enforceability. The Transactions are within the Borrower's corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This Agreement has been duly executed and delivered by the Borrower and constitutes a legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

SECTION 3.03. Governmental Approvals; No Conflicts. The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except (i) such as have been obtained or made and are in full force and effect, and (ii) such actions, consents and approvals the failure to obtain or make which could not reasonably be expected to result in a Material Adverse Effect; (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of its Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any material indenture, agreement or other instrument binding upon the Borrower or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of its Subsidiaries, except to the extent that the failure to comply herewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries, except to the extent that the failure to comply herewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

SECTION 3.04. Financial Condition; No Material Adverse Change. (a) The Borrower has heretofore furnished to the Bank its consolidated balance sheet and statements of income, stockholders equity and cash flows (i) as of and for the fiscal year ended August 31, 1997, reported on by Price Waterhouse, LLP, independent public accountants, and (ii) as of and for the fiscal quarter and the portion of the fiscal year ended May 31, 1998, certified by its chief financial officer. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Borrower and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP, subject to year-end audit adjustments and the absence of footnotes in the case of the statements referred to in clause (ii) above.

(b) Except for the matters disclosed on Schedule 3.09 and the Disclosed Matters, since May 31, 1998, there has been no material adverse change in the business, assets, operations or condition, financial or otherwise, of the Borrower and its Subsidiaries, taken as a whole.

SECTION 3.05. Properties. (a) Each of the Borrower and its Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to the business of the Borrower and its Subsidiaries, taken as a whole, except for minor defects in title that do not materially interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes.

(b) Each of the Borrower and its Subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to the business of the Borrower and its Subsidiaries taken as a whole, and the use thereof by the Borrower and its Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

SECTION 3.06. Litigation and Environmental Matters. (a) There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries (i) as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that involve this Agreement or the Transactions.

(b) Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or
(iv) knows of any basis for any Environmental Liability.

(c) Since the date of this Agreement, there has been no change in the status of the Disclosed Matters that, individually or in the aggregate, has resulted in a Material Adverse Effect.

SECTION 3.07. Compliance with Laws and Agreements. Each of the Borrower and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.

SECTION 3.08. Investment and Holding Company Status. Neither the Borrower nor any of its Subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

SECTION 3.09. Taxes. Each of the Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves, or as set forth on Schedule 3.09, or
(b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.

SECTION 3.10. ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, could reasonably be expected to result in a Material Adverse Effect. The present value of all accumulated benefit obligations under each Plan (based on the assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed the fair market value of the assets of such Plan, and the present value of all accumulated benefit obligations of all underfunded Plans (based on the assumptions used for purposes of Statement of Financial Accounting Standards
No. 87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed the fair market value of the assets of all such underfunded Plans.

SECTION 3.11. Disclosure. The Borrower has disclosed to the Bank all material agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. None of the material reports, financial statements, certificates or other information, taken as a whole, furnished by or on behalf of the Borrower to the Bank in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed by the Borrower to be reasonable at the time.

SECTION 3.12. Year 2000. Any reprogramming required to permit the proper functioning without Material Adverse Effect, in and following the Year 2000, of
(i) the Borrower's computer systems and (ii) equipment containing embedded microchips and the testing of all such systems and equipment, as so reprogrammed, will be completed in all material respects by June 30, 1999. To the Borrower's knowledge, the cost to the Borrower of such reprogramming and testing and of the reasonably foreseeable consequences of Year 2000 to the Borrower will not result in a Default or a Material Adverse Effect. Except for such of the reprogramming referred to in the preceding sentence as may be necessary, the computer and management information systems of the Borrower and its Subsidiaries, taken as a whole, are and, with ordinary course upgrading and maintenance, will continue for the term of this Agreement to be, sufficient in all material respects to permit the Borrower to conduct its business without Material Adverse Effect.

                                  ARTICLE IV

                                  Conditions

SECTION 4.01. Effective Date. The obligation of the Bank to make Loans hereunder shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 8.02):

(a) The Bank (or its counsel)  shall have received from each party hereto either
(i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Bank (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

(b) The Bank shall have received a favorable written opinion (addressed to the Bank and dated the Effective Date) of Cravath, Swaine & Moore, counsel for the Borrower, substantially in the form of Exhibit A, and covering such other matters relating to the Borrower, this Agreement or the Transactions as the Bank shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

(c) The Bank shall have received such documents and certificates as the Bank or its counsel may reasonably request relating to the organization, existence and good standing of the Borrower, the authorization of the Transactions and any other legal matters relating to the Borrower, this Agreement or the Transactions, all in form and substance reasonably satisfactory to the Bank and its counsel.

(d) The Bank shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming that (i) the representations and warranties of the Borrower set forth in this Agreement are true in all material respects and (ii) on the Effective Date no Default shall have occurred and be continuing.

(e) The Bank shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

The Bank shall notify the Borrower of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligation of the Bank to make Loans hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 8.02) at or prior to 3:00 p.m., New York City time, on November 30, 1998 (and, in the event such conditions are not so satisfied or waived, the Commitment shall terminate at such time).

SECTION 4.02. Each Loan. The obligation of the Bank to make any Loan (including the initial Loan) is subject to the satisfaction of the following conditions:

(a) The representations and warranties of the Borrower set forth in this Agreement shall be true and correct in all material respects on and as of the date of such Loan.

(b) At the time of and immediately after giving effect to such Loan no Default shall have occurred and be continuing.

The borrowing of each Loan shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs (a) and (b) of this Section.

                                 ARTICLE V

                            Affirmative Covenants

Until the Commitment has expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full, the Borrower covenants and agrees with the Bank that:

SECTION 5.01. Financial Statements and Other Information. The Borrower will furnish to the Bank:

(a) within 90 days after the end of each fiscal year of the Borrower, its audited consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by PriceWaterhouseCoopers, LLP, or other independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied;

(b) within 45 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes;

(c) concurrently  with any delivery of financial  statements under clause (a) or
(b) above, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with Section 6.09 and (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the audited financial statements referred to in Section 3.04 and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

(d) concurrently with any delivery of financial statements under clause (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

(e) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed by the Borrower to its shareholders generally, as the case may be; and

(f) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of this Agreement, as the Bank may reasonably request (subject to any confidentiality agreements to which the Borrower or its Subsidiaries may be subject).

SECTION 5.02. Notices of Material Events. The Borrower will furnish to the Bank prompt written notice of the following:

(a) the occurrence of any Default;

(b) the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that could reasonably be expected to result in a Material Adverse Effect;

(c) the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $500,000; and

(d) any other development that results in, or could reasonably be expected to result in, a Material Adverse Effect.

Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

SECTION 5.03. Existence; Conduct of Business. The Borrower will, and will cause each of its Subsidiaries to, do or cause to be done all things reasonably necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of the business of the Borrower and its Subsidiaries, taken as a whole; provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 6.03.

SECTION 5.04. Payment of Obligations. The Borrower will, and will cause each of its Subsidiaries to, pay its obligations, including Tax liabilities, that, if not paid, could result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.

SECTION 5.05. Maintenance of Properties; Insurance. The Borrower will, and will cause each of its Subsidiaries to, (a) keep and maintain all property material to the conduct of the business of the Borrower and its Subsidiaries, taken as a whole, in good working order and condition, ordinary wear and tear excepted, and
(b) maintain, with financially sound and reputable insurance companies, insurance in such amounts and against such risks as the Borrower reasonably believes is necessary to adequately protect the business of the Borrower and its Subsidiaries, taken as a whole.

SECTION 5.06. Books and Records; Inspection Rights. The Borrower will, and will cause each of its Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of its Subsidiaries to, permit any representatives designated by the Bank, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested.

SECTION 5.07. Compliance with Laws. The Borrower will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

SECTION 5.08. Use of Proceeds. The proceeds of the Loans will be used only for general corporate purposes, including Permitted Acquisitions. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations G, U and X.

                                 ARTICLE VI

                              Negative Covenants

Until the Commitment has expired or terminated and the principal of and interest on each Loan and all fees payable hereunder have been paid in full, the Borrower covenants and agrees with the Bank that:

SECTION 6.01. Indebtedness. The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Indebtedness, except:

(a) Indebtedness created hereunder;

(b) Indebtedness existing on the date hereof and set forth in Schedule 6.01, and any extensions, renewals or replacements of any such Indebtedness that do not increase the outstanding principal amount thereof;

(c) Indebtedness of the Borrower to any Subsidiary and of any Subsidiary to the Borrower or any other Subsidiary;

(d) Guarantees by the Borrower of Indebtedness of any Subsidiary and by any Subsidiary of Indebtedness of the Borrower or any other Subsidiary;

(e) Indebtedness of the Borrower or any Subsidiary incurred to finance the acquisition, construction or improvement of any fixed or capital assets, including Capital Lease Obligations and any Indebtedness assumed in connection with the acquisition of any such assets or secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof; provided that (i) such Indebtedness is incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement and (ii) the aggregate principal amount of Indebtedness permitted by this clause (e) shall not exceed $10,000,000 at any time outstanding;

(f) Indebtedness of any Person that becomes a Subsidiary after the date hereof and Indebtedness of a corporation merged or consolidated with or into the Borrower or any Subsidiary after the date hereof; provided that, in each case,
(i) such Indebtedness exists at the time of such acquisition, merger, consolidation or conversion of such Person into a Subsidiary and is not created in contemplation of or in connection with such event, and (ii) the aggregate principal amount of Indebtedness permitted by this clause (f) shall not exceed $7,500,000 at any time outstanding;

(g) Indebtedness of the Borrower or any Subsidiary as an account party in respect of trade letters of credit;

(h) other Indebtedness of the Borrower and its Subsidiaries in an aggregate principal amount not exceeding $7,500,000 at any time outstanding;

(i) Indebtedness of the Borrower and its Subsidiaries in the maximum aggregate amount at any time of $10,000,000 pursuant to Hedging Agreements entered into in order to fix the effective rate of interest, or to hedge against currency fluctuations, on Indebtedness and other investments, provided that such transactions shall be entered into to hedge actual interest rate exposures or currency exchange rate exposures and not for the purpose of speculation; and

(j) Indebtedness of the Borrower or any of its Subsidiaries to any Joint Venture; and

(k) Guarantees by the Borrower of loans to officers, directors and employees of the Borrower or any Subsidiary from one or more financial institutions reasonably acceptable to Chase, provided, that any Guarantees pursuant to this clause (k) shall be subject to Section 6.04(m).

SECTION 6.02. Liens. The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

(a) Permitted Encumbrances;

(b) any Lien on any property or asset of the Borrower or any Subsidiary existing on the date hereof and set forth in Schedule 6.02; provided that (i) such Lien shall not apply to any other property or asset of the Borrower or any Subsidiary (other than pursuant to existing after acquired property clauses specifically described and set forth in Schedule 6.02 and other than to accessions to such property or assets and provided that individual financings of equipment provided by a single lender may be cross-collateralized to other financings of equipment provided solely by such lender); and (ii) such Lien shall secure only those obligations which it secures on the date hereof, and extensions, renewals and refinancings of such obligations permitted by Section 6.01(b));

(c) any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary or existing on any property or asset of any Person that becomes a Subsidiary after the date hereof prior to the time such Person becomes a Subsidiary; provided that (i) such Lien is not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as the case may be, (ii) such Lien shall not apply to any other property or assets of the Borrower or any Subsidiary and (iii) such Lien shall secure only those obligations which it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as the case may be;

(d) Liens on fixed or capital assets acquired, constructed or improved by the Borrower or any Subsidiary; provided that (i) such security interests secure Indebtedness permitted by clause (e) of Section 6.01, (ii) such security interests and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement, (iii) the Indebtedness secured thereby does not exceed 100% of the cost of acquiring, constructing or improving such fixed or capital assets and (iv) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary (other than to accessions to such fixed or capital assets and provided that individual financings of equipment provided by a single lender may be cross-collateralized to other financings of equipment provided solely by such lender);

(e) Liens consisting of interests of lessors under Capital Lease Obligations permitted by Section 6.01;

(f) the sale of accounts receivable in connection with collection in the ordinary course of business;

(g) any Lien on any property or asset of a Subsidiary securing Indebtedness permitted by Section 6.01(f), provided that such Lien does not apply to any other property or assets of the Borrower or any Subsidiary not securing such Indebtedness at the date of acquisition of such property or asset; and

(h) the  replacement,  extension or renewal of any Lien permitted by clause (b),
(c), (d) or (g) above, provided that such replacement, extension or renewal Lien shall not cover any property other than the property that was subject to such Lien prior to such replacement, extension or renewal (other than accessions to such property and provided that individual financings of equipment provided by a single lender may be cross-collateralized to other financings of equipment provided solely by such lender); and provided further that the Indebtedness and other obligations secured by such replacement, extension or renewal Lien are permitted by this Agreement.

SECTION 6.03. Fundamental Changes. (a) The Borrower will not, and will not permit any Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or any substantial part of its assets, or all or substantially all of the stock of any of its Subsidiaries (in each case, whether now owned or hereafter acquired), or liquidate or dissolve, except that, if at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing (i) any Subsidiary may merge into the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any Subsidiary may merge into any Subsidiary in a transaction in which the surviving entity is a Subsidiary, (iii) any Subsidiary may sell, transfer, lease or otherwise dispose of its assets to the Borrower or to another Subsidiary and
(iv) any Subsidiary may liquidate or dissolve if the Borrower determines in good faith that such liquidation or dissolution is in the best interests of the Borrower and is not materially disadvantageous to the Bank; provided that any such merger involving a Person that is not a wholly owned Subsidiary immediately prior to such merger shall not be permitted unless also permitted by Section 6.04.

(b) The Borrower will not, and will not permit any of its Subsidiaries to, engage to any material extent in any business other than businesses of the type conducted by the Borrower and its Subsidiaries on the date of execution of this Agreement and businesses reasonably related thereto.

SECTION 6.04. Investments, Loans, Advances, Guarantees and Acquisitions. The Borrower will not, and will not permit any of its Subsidiaries to, purchase, hold or acquire (including pursuant to any merger with any Person that was not a wholly owned Subsidiary prior to such merger) any capital stock, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make or permit to exist any loans or advances to, Guarantee any obligations of, or make or permit to exist any investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions) any assets of any other Person constituting a business unit, except:

(a) Permitted Investments;

(b) investments by the Borrower existing on the date hereof in the capital stock of its Subsidiaries;

(c) loans or advances made by the Borrower to any Subsidiary and made by any Subsidiary to the Borrower or any other Subsidiary;

(d) Guarantees constituting Indebtedness permitted by Section 6.01;

(e) Permitted Acquisitions;

(f) investments arising out of the receipt by the Borrower or any Subsidiary of noncash consideration for any sale of assets permitted by this Agreement, not to exceed $2,500,000 in the aggregate at any time outstanding;

(g) loans and advances to employees of the Borrower or any of its Subsidiaries, provided that such loans and advances shall not exceed $5,000,000 in the aggregate at any time outstanding;

(h) Hedging Agreements permitted pursuant to Section 6.01(i);

(i) investments by the Borrower or any Subsidiary in the capital stock or other equity interest of any Joint Venture, provided that the aggregate amount of such investments permitted under this clause (i) shall not exceed at any one time outstanding $15,000,000 (calculated, on any date (the "Reference Date") by adding, to the extent such amount is outstanding, the sum of (a) the aggregate amount of all cash dividends and other cash distributions received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date (other than the portion of any such dividends and other distributions that is used by the Borrower or any Subsidiary to pay taxes), (b) the aggregate amount of all cash repayments of principal received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date in respect of loans made by the Borrower or any Subsidiary to such Joint Venture, and (c) the aggregate amount of all net cash proceeds received by the Borrower or any Subsidiary in connection with the sale, transfer or other disposition of its ownership interest in any Joint Venture on or prior to the Reference Date) less the aggregate amount of loans, advances and Indebtedness outstanding under
Section 6.04(j);

(j) loans and advances made by the Borrower or any Subsidiary to, and Guarantees of Indebtedness on behalf of, any Joint Venture, provided that the aggregate amount of such loans, advances and Guarantees permitted under this clause (j) shall not exceed at any one time outstanding $15,000,000 (calculated, on any date (the "Reference Date") by adding, to the extent such amount is outstanding, the sum of (a) the aggregate amount of all cash dividends and other cash distributions received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date (other than the portion of any such dividends and other distributions that is used by the Borrower or any Subsidiary to pay taxes), (b) the aggregate amount of all cash repayments of principal received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date in respect of loans made by the Borrower or any Subsidiary to such Joint Venture, and (c) the aggregate amount of all net cash proceeds received by the Borrower or any Subsidiary in connection with the sale, transfer or other disposition of its ownership interest in any Joint Venture on or prior to the Reference Date) less the amount of investments outstanding under Section 6.04(i);

(k) investments received in connection with the bankruptcy or reorganization of, or settlement of delinquent accounts and disputes with, customers and suppliers, in each case in the ordinary course of business;

(l) investments by the Borrower or any Subsidiary in the capital stock of any wholly owned Subsidiary; or

(m) Guarantees constituting Indebtedness pursuant to Section 6.01(k), provided that such Guarantees shall not be given with respect to Indebtedness that exceeds in the aggregate at any time outstanding $5,000,000 minus the aggregate amount of loans and advances outstanding under Section 6.04(g).

SECTION 6.05. Hedging Agreements. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any Hedging Agreement, other than Hedging Agreements entered into in the ordinary course of business to hedge or mitigate risks to which the Borrower or any Subsidiary is exposed in the conduct of its business or the management of its liabilities.

SECTION 6.06. Restricted Payments. The Borrower will not, and will not permit any of its Subsidiaries to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, except (a) the Borrower may declare and pay dividends with respect to its capital stock (i) payable solely in additional shares of its common stock at any time and from time to time, and (ii) payable in cash at any time and from time to time, provided that, in the case of clause
(ii), the Consolidated Net Worth at the time of declaration is greater than or equal to an amount equal to (A) $47,000,000 plus (B) an amount equal to 40% of Consolidated Net Income for each fiscal quarter beginning after November 30, 1998 that precedes the declaration date of such cash dividend, after giving pro forma effect to such cash dividend, (b) Subsidiaries may declare and pay dividends ratably with respect to their capital stock, and (c) the Borrower may make Restricted Payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Borrower and its Subsidiaries.

SECTION 6.07. Transactions with Affiliates. The Borrower will not, and will not permit any of its Subsidiaries to, sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except (a) in the ordinary course of business at prices and on terms and conditions not less favorable to the Borrower or such Subsidiary than could be obtained on an arm's-length basis from unrelated third parties, (b) transactions between or among the Borrower and its wholly owned Subsidiaries not involving any other Affiliate and (c) any Restricted Payment permitted by
Section 6.06.

SECTION 6.08. Restrictive Agreements. The Borrower will not, and will not permit any of its Subsidiaries to, directly or indirectly, enter into, incur or permit to exist any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of the Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets, or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its capital stock or to make or repay loans or advances to the Borrower or any other Subsidiary or to Guarantee Indebtedness of the Borrower or any other Subsidiary; provided that (i) the foregoing shall not apply to restrictions and conditions imposed by law or by this Agreement, (ii) the foregoing shall not apply to restrictions and conditions existing on the date hereof identified on Schedule 6.08 (but shall apply to any extension or renewal of, or any amendment or modification expanding the scope of, any such restriction or condition), (iii) the foregoing shall not apply to customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided that such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder, (iv) clause (a) of the foregoing shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (v) clause (a) of the foregoing shall not apply to customary provisions in leases and other contracts restricting the assignment thereof.

SECTION 6.09.  Certain Financial Covenants.

(a) Leverage  Ratio.  The Borrower will not permit the Leverage  Ratio to exceed
2.0 to 1.0 as at the last day of any fiscal quarter.

(b) Consolidated Net Worth. The Borrower will not permit its Consolidated Net Worth to be less than $47,000,000 at any time.

(c) Fixed Charge Ratio. The Borrower will not permit the Fixed Charge Ratio to be less than 2.5 to 1.0 as at the last day of any fiscal quarter.

                                ARTICLE VII

                             Events of Default

If any of the following events ("Events of Default") shall occur:

(a) the Borrower shall fail to pay any principal of any Loan when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

(b) the Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such default shall continue unremedied for a period of five Business Days;

(c) any representation or warranty made or deemed made by or on behalf of the Borrower or any Subsidiary in or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been incorrect, in any material respect, when made or deemed made;

(d) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Section 5.02, 5.03 (with respect to the Borrower's existence) or 5.08 or in Article VI;

(e) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in this Agreement (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 30 days after notice thereof from the Bank to the Borrower;

(f) the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable (after all requisite notices have been given and all applicable grace periods have expired);

(g) any event or condition occurs that results in any Material Indebtedness becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice), the lapse of time or both) the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity; provided that this clause (g) shall not apply to secured Indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness;

(h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

(i) the Borrower or any Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

(j) the Borrower or any Subsidiary shall become unable, admit in writing or fail generally to pay its debts as they become due;

(k) one or more judgments for the payment of money in an aggregate amount in excess of $1,000,000 (except to the extent covered by insurance) shall be rendered against the Borrower, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Subsidiary to enforce any such judgment;

(l) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in a Material Adverse Effect; or

(m) a Change in Control shall occur;

then, and in every such event (other than an event with respect to the Borrower described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Bank may, by notice to the Borrower, take either or both of the following actions, at the same or different times:
(i) terminate the Commitment, and thereupon the Commitment shall terminate immediately, and (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; and in case of any event with respect to the Borrower described in clause (h) or (i) of this Article, the Commitment shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.

                                 ARTICLE VIII

                                 Miscellaneous

SECTION 8.01. Notices. Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

(a) if to the Borrower, to it at One Greenwich Plaza, Greenwich, Connecticut 06830-6352, Attention of Ernest S. Wong, Senior Vice President & Chief Financial Officer (Telecopy No. 203-863-1725);

(b) if to Bank, to it at 999 Broad Street, Bridgeport, Connecticut 06604, Attention of T. David Short, Vice President (Telecopy No. 203-382-6314);

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

SECTION 8.02. Waivers; Amendments. (a) No failure or delay by the Bank in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Bank hereunder are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan shall not be construed as a waiver of any Default, regardless of whether the Bank may have had notice or knowledge of such Default at the time.

(b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders; provided that no such agreement shall
(i) increase the Commitment of
any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby,
(iii) postpone the date of any scheduled payment of the principal amount of any Loan, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such scheduled payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby or (iv) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender.

SECTION 8.03. Expenses; Indemnity; Damage Waiver. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Bank and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Bank and costs allocated by its internal legal department, in connection with the preparation and administration of this Agreement or any amendments, modifications or waivers of the provisions hereof (whether or not the transactions contemplated hereby or thereby shall be consummated) and (ii) all reasonable out-of-pocket expenses incurred by the Bank, including the fees, charges and disbursements of any counsel for the Bank, in connection with the enforcement or protection of its rights in connection with this Agreement, including its rights under this Section, or in connection with the Loans made hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans.

(b) The Borrower shall indemnify the Bank, and each Related Party of the Bank (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or the proceeds therefrom, (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.

(c) To the extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or the use of the proceeds thereof.

(d) All amounts due under this Section shall be payable promptly after written demand therefor.

SECTION 8.04. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby, except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of the Bank (and any attempted assignment or transfer by the Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby and, to the extent expressly contemplated hereby, the Related Parties of the Bank) any legal or equitable right, remedy or claim under or by reason of this Agreement.

(b) The Bank may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided that, except in the case of an assignment to an Affiliate of the Bank, the Borrower must give its prior written consent to such assignment (which consent shall not be unreasonably withheld); and provided further that any consent of the Borrower otherwise required under this paragraph shall not be required if an Event of Default under clause (h) or (i) of Article VII has occurred and is continuing. Subject to notification of an assignment, the assignee shall be a party hereto and, to the extent of the interest assigned, have the rights and obligations of the Bank under this Agreement, and the Bank shall, to the extent of the interest assigned, be released from its obligations under this Agreement (and, in the case of an assignment covering all of the Bank's rights and obligations under this Agreement, the Bank shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.12, 2.13, 2.14 and 8.03). Any assignment or transfer by the Bank of rights or obligations under this Agreement that does not comply with this paragraph shall be treated for purposes of this Agreement as a sale by the Bank of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

(c) Chase, acting for this purpose as an agent of the Borrower, will maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

(d) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee and any written consent to such assignment required by paragraph (b) of this Section, Chase shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

(e) The Bank may, without the consent of the Borrower, sell participations to one or more banks or other entities (a "Participant") in all or a portion of the Bank's rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided that (i) the Bank's obligations under this Agreement shall remain unchanged, (ii) the Bank shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations under this Agreement. Any agreement or instrument pursuant to which the Bank sells such a participation shall provide that the Bank shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that the Bank will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 8.02(b) that affects such Participant. Subject to paragraph (d) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.12, 2.13 and 2.14 to the same extent as if it were the Bank and had acquired its interest by assignment pursuant to paragraph (b) of this Section.

(f) A  Participant  shall not be entitled to receive any greater  payment  under
Section 2.12 or 2.14 than the Bank would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent.

(g) The Bank may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of the Bank, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; provided that no such pledge or assignment of a security interest shall release the Bank from any of its obligations hereunder or substitute any such pledgee or assignee for the Bank as a party hereto.

SECTION 8.05. Survival. All covenants, agreements, representations and warranties made by the Borrower herein and in the certificates or other instruments delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the Bank and shall survive the execution and delivery of this Agreement and the making of any Loans, regardless of any investigation made by the Bank or on its behalf and notwithstanding that the Bank may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid and so long as the Commitment has not expired or terminated. The provisions of Sections 2.12, 2.13, 2.14 and 8.03 and Article VII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Commitment or the termination of this Agreement or any provision hereof.

SECTION 8.06. Counterparts;  Integration;  Effectiveness.  This Agreement may be
executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Bank constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 4.01, this Agreement shall become effective when it shall have been executed by the Bank and when the Bank shall have received a counterpart hereof which bears the signature of the Borrower, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

SECTION 8.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

SECTION 8.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, the Bank and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by the Bank and such Affiliate to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by the Bank, irrespective of whether or not the Bank shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of the Bank under this Section are in addition to other rights and remedies (including other rights of setoff) which the Bank may have.

SECTION 8.09. Governing Law; Jurisdiction; Consent to Service of Process. (a) This Agreement shall be construed in accordance with and governed by the law of the State of New York.

(b) The Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in New York County and of the United States District Court of the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Bank may otherwise have to bring any action or proceeding relating to this Agreement against the Borrower or its properties in the courts of any jurisdiction.

(c) The Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

(d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 8.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

SECTION 8.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

SECTION 8.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this
Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

SECTION 8.12. Confidentiality. The Bank agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed
(a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party to this Agreement, (e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding  relating to this Agreement or the  enforcement of rights  hereunder,
(f) subject to an agreement containing provisions substantially the same as those of this Section, to any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement, (g) with the consent of the Borrower or (h) to the extent such  Information  (i) becomes  publicly  available  other than as a result of a breach of this Section or (ii) becomes available to the Bank on a nonconfidential basis from a source other than the Borrower. For the purposes of this Section, "Information" means all information received from the Borrower relating to the Borrower or its business, other than any such information that is available to the Bank on a nonconfidential basis prior to disclosure by the Borrower; provided that, in the case of information received from the Borrower after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

SECTION 8.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Bank in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to the Bank in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by the Bank.

     REMAINDER OF PAGE INTENTIONALLY LEFT BLANK - SIGNATURE PAGE FOLLOWS

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                          FACTSET RESEARCH SYSTEMS INC.

                          By /s/ ERNEST S. WONG
                                 Ernest S. Wong
                                 Senior Vice President, Chief Financial Officer and Secretary

                          THE CHASE MANHATTAN BANK

                          By  /s/ DAVID SHORT
                                  David Short
                                  Vice President

                                 EXHIBIT A

                    OPINION OF COUNSEL FOR THE BORROWER

                [APPROVED VERSION TO BE SUPPLIED BY COUNSEL]

                               Schedule 3.06
                             Disclosed Matters

                                    None

                               Schedule 3.09
                                Tax Matters



New York State Franchise Tax Inquiry
FYE 8/31/93 (refund claim of $167 open only), 8/31/94, 8/31/95, 8/31/96

New York State Sales/Use Tax Inquiry
The period from 9/1/86 to 8/31/96

Connecticut State Income Tax Inquiry
The period from 9/1/92 to 8/31/97

City of New York Income Tax Inquiry
The period from 0/1/96 to 8/31/97

Other Sales/Use Tax filing compliance issues

                               Schedule 6.01
                           Existing Indebtedness



Issuing Bank                       Amount             Beneficiary
---------------------------------- ------------------ --------------------------
The Chase Manhattan Bank           $40,541.67         Conair Corporation
                                                      (Expiration date 4/28/99)
---------------------------------- ------------------ --------------------------
The Chase Manhattan Bank           $170,865.00        Greenwich Plaza Inc.
                                                      c/o Ashforth Properties
                                                      (Expiration date 5/5/99)
---------------------------------- ------------------ --------------------------
Morgan Guaranty Trust              $68,010.00         Ninety Park Avenue LLC
Company of New York                                   Expiration date 12/31/98)

                              Schedule 6.02
                              Existing Liens

                                   None

                              Schedule 6.08
                           Existing Restrictions

                                   None

EXHIBIT 10.32

                                $12,500,000

                         THREE YEAR CREDIT AGREEMENT

                        dated as of November 20, 1998

                                  between

                         FACTSET RESEARCH SYSTEMS INC.

                                    and

                          THE CHASE MANHATTAN BANK

                              TABLE OF CONTENTS

                                                                            Page


                                  ARTICLE I


                                 Definitions

SECTION 1.01.   Defined Terms..................................................1
SECTION 1.02.   Terms Generally...............................................14
SECTION 1.03.   Accounting Terms; GAAP........................................14


                                  ARTICLE II


                                 The Credits


SECTION 2.01.   Commitment....................................................15
SECTION 2.02.   Loans.........................................................15
SECTION 2.03.   Requests for Loans............................................15
SECTION 2.04.   Funding of Loans..............................................16
SECTION 2.05.   Interest Elections............................................16
SECTION 2.06    Letters of Credit                                             17
SECTION 2.07.   Termination and Reduction of Commitment.......................19
SECTION 2.08.   Repayment of Loans; Evidence of Debt..........................20
SECTION 2.09.   Prepayment of Loans...........................................20
SECTION 2.10.   Fees..........................................................21
SECTION 2.11.   Interest......................................................21
SECTION 2.12.   Alternate Rate of Interest....................................22
SECTION 2.13.   Increased Costs...............................................23
SECTION 2.14.   Break Funding Payments........................................24
SECTION 2.15.   Taxes.........................................................24
SECTION 2.16.   Mitigation Obligations; Replacement of Lenders................25


                                  ARTICLE III


                         Representations and Warranties


SECTION 3.01.   Organization; Powers..........................................26
SECTION 3.02.   Authorization; Enforceability.................................26
SECTION 3.03.   Governmental Approvals; No Conflicts..........................26
SECTION 3.04.   Financial Condition; No Material Adverse Change...............27

SECTION 3.05.   Properties....................................................27
SECTION 3.06.   Litigation and Environmental Matters..........................27
SECTION 3.07.   Compliance with Laws and Agreements...........................28
SECTION 3.08.   Investment and Holding Company Status.........................28
SECTION 3.09.   Taxes.........................................................28
SECTION 3.10.   ERISA.........................................................28
SECTION 3.11.   Disclosure....................................................28
SECTION 3.12.   Year 2000.....................................................29


                                  ARTICLE IV

                                  Conditions


SECTION 4.01.   Effective Date................................................29
SECTION 4.02.   Each Loan.....................................................30



                                  ARTICLE V

                            Affirmative Covenants

SECTION 5.01.   Financial Statements and Other Information....................30
SECTION 5.02.   Notices of Material Events....................................32
SECTION 5.03.   Existence; Conduct of Business................................32
SECTION 5.04    Payment of Obligations........................................32
SECTION 5.05.   Maintenance of Properties; Insurance..........................32
SECTION 5.06.   Books and Records; Inspection Rights..........................32
SECTION 5.07.   Compliance with Laws..........................................33
SECTION 5.08.   Use of Proceeds and Letters of Credit.........................33


                                  ARTICLE VI

                              Negative Covenants

SECTION 6.01.   Indebtedness..................................................33
SECTION 6.02.   Liens.........................................................34
SECTION 6.03.   Fundamental Changes...........................................36
SECTION 6.04.   Investments, Loans, Advances, Guarantees and Acquisitions.....36
SECTION 6.05.   Hedging Agreements............................................38
SECTION 6.06.   Restricted Payments...........................................38
SECTION 6.07.   Transactions with Affiliates..................................38
SECTION 6.08.   Restrictive Agreements........................................38

SECTION 6.09.   Certain Financial Covenants...................................39


                                  ARTICLE VII


                Events of Default.............................................39


                                  ARTICLE VIII

                                 Miscellaneous

SECTION 8.01.   Notices.......................................................41
SECTION 8.02.   Waivers; Amendments...........................................41
SECTION 8.03.   Expenses; Indemnity; Damage Waiver............................42
SECTION 8.04.   Successors and Assigns........................................43
SECTION 8.05.   Survival......................................................45
SECTION 8.06.   Counterparts; Integration;  Effectiveness.....................45
SECTION 8.07.   Severability..................................................45
SECTION 8.08.   Right of Setoff...............................................45
SECTION 8.09.   Governing Law; Jurisdiction; Consent to Service of Process....46
SECTION 8.10.   WAIVER OF JURY TRIAL..........................................46
SECTION 8.11.   Headings......................................................47
SECTION 8.12.   Confidentiality...............................................47
SECTION 8.13.   Interest Rate Limitation......................................47

SCHEDULES:

Schedule 3.06 -- Disclosed Matters
Schedule 3.09 -- Disclosed Taxes
Schedule 6.01 -- Existing Indebtedness
Schedule 6.02 -- Existing Liens
Schedule 6.08 -- Existing Restrictions


EXHIBITS:

Exhibit A -- Form of Opinion of Borrower's Counsel

THREE YEAR CREDIT AGREEMENT dated as of November 20, 1998, between FACTSET RESEARCH SYSTEMS INC. and THE CHASE MANHATTAN BANK.

         The parties hereto agree as follows:

                                  ARTICLE I

                                 Definitions

SECTION 1.01. Defined Terms. As used in this Agreement, the following terms have the meanings specified below:

"ABR", when used in reference to any Loan, refers to whether such Loan is bearing interest at a rate determined by reference to the Alternate Base Rate.

"Adjusted LIBO Rate" means, with respect to any Eurodollar Loan for any Interest Period, an interest rate per annum (rounded upwards, if necessary, to the next 1/16 of 1%) equal to (a) the LIBO Rate for such Interest Period multiplied by
(b) the Statutory Reserve Rate.

"Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

"Alternate Base Rate" means, for any day, a rate per annum equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. Any change in the Alternate Base Rate due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective from and including the effective date of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

"Applicable Rate" means, for any day, with respect to any Eurodollar Loan, or with respect to the facility fees payable hereunder, as the case may be, the applicable rate per annum set forth below under the caption "Eurodollar Spread" or "Commitment Fee Rate", as the case may be:

                              Eurodollar Spread       Commitment Fee Rate

                                    0.50%                     0.20%

"Assessment Rate" means, for any day, the annual assessment rate in effect on such day that is payable by a member of the Bank Insurance Fund classified as "well-capitalized" and within supervisory subgroup "B" (or a comparable successor risk classification) within the meaning of 12 C.F.R. Part 327 (or any successor provision) to the Federal Deposit Insurance Corporation for insurance by such Corporation of time deposits made in dollars at the offices of such member in the United States.

"Assignment and Acceptance" means an assignment entered into by a Lender and an assignee pursuant to Section 8.04, and accepted by Chase, in a form approved by Chase.

"Availability Period" means the period from and including the Effective Date to but excluding the earlier of the Maturity Date and the date of termination of the Commitment.

"Bank" means The Chase Manhattan Bank.

"Base CD Rate" means the sum of (a) the Three-Month Secondary CD Rate multiplied by the Statutory Reserve Rate plus (b) the Assessment Rate.

"Board" means the Board of Governors of the Federal Reserve System of the United States of America.

"Borrower" means FactSet Research Systems Inc., a Delaware corporation.

"Borrowing Request" means a request by the Borrower for a Loan in accordance with Section 2.03.

"Business Day" means any day that is not a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to remain closed; provided that, when used in connection with a Eurodollar Loan, the term "Business Day" shall also exclude any day on which banks are not open for dealings in dollar deposits in the London interbank market.

"Capital Expenditures" of any Person means, for any period, expenditures (including the aggregate amount of Capital Lease Obligations incurred during such period) made by the Borrower or any of its Subsidiaries to acquire or construct fixed assets, plant and equipment (including renewals, improvements and replacements, but excluding repairs, other than expenditures of proceeds of asset sales, insurance settlements, condemnation awards and other settlements in respect of lost, destroyed, damaged or condemned assets, equipment or other property to the extent such expenditures are made to replace or repair such lost, destroyed, damaged or condemned assets, equipment or other property or otherwise to acquire assets or properties useful in the business of the Borrower and its Subsidiaries within 12 months of receipt of such proceeds), during such period computed in accordance with GAAP.

"Capital Lease Obligations" of any Person means the obligations of such Person to pay rent or other amounts under any lease of (or other arrangement conveying the right to use) real or personal property, or a combination thereof, which obligations are required to be classified and accounted for as capital leases on a balance sheet of such Person under GAAP, and the amount of such obligations shall be the capitalized amount thereof determined in accordance with GAAP.

"Change in Control" means (a) the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof) (other than any employee stock ownership program and members of management of the Borrower holding voting stock of the Borrower or options to acquire such stock on the Effective Date or receiving options or voting stock upon the exercise of such options after the Effective Date (collectively, the "Designated Persons")), of shares representing more than 35% of the aggregate ordinary voting power represented by the issued and outstanding capital stock of the Borrower; (b) occupation of a majority of the seats (other than vacant seats) on the board of directors of the Borrower by Persons who were neither (i) nominated by the board of directors of the Borrower nor (ii) appointed by directors so nominated; or
(c) the acquisition of direct or indirect Control of the Borrower by any Person or group (other than the Designated Persons).

"Change in Law" means (a) the adoption of any law, rule or regulation after the date of this Agreement, (b) any change in any law, rule or regulation or in the interpretation or application thereof by any Governmental Authority after the date of this Agreement or (c) compliance by the Bank with any request, guideline or directive (whether or not having the force of law) of any Governmental Authority made or issued after the date of this Agreement.

"Chase" means The Chase Manhattan Bank.

"Code" means the Internal Revenue Code of 1986, as amended from time to time.

"Commitment" means, with respect to each Lender, the commitment of such Lender to make Loans hereunder and to issue or acquire participations in Letters of Credit, expressed as an amount representing the maximum aggregate amount of such Lender's Revolving Credit Exposure hereunder, (a) as such commitment may be reduced from time to time pursuant to Section 2.10 and (b) reduced or increased from time to time pursuant to assignments by or to such Lender pursuant to
Section 8.04. The initial amount of the Bank's Commitment is $12,500,000.

"Consolidated Net Income" means for any fiscal period, the consolidated net income (or net loss) after taxes for such period of the Borrower and its Subsidiaries determined in accordance with GAAP.

"Consolidated Net Worth" means, as of the date of determination, all items which in conformity with GAAP would be included under shareholders' equity on a consolidated balance sheet of the Borrower and its Subsidiaries at such date.

"Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

"Default" means any event or condition which constitutes an Event of Default or which upon notice, lapse of time or both would, unless cured or waived, become an Event of Default.

"Disclosed   Matters"  means  the  actions,   suits  and   proceedings  and  the
environmental matters disclosed in Schedule 3.06.

"dollars" or "$" refers to lawful money of the United States of America.

"EBITDA" means for any fiscal period, an amount equal to Consolidated Net Income for such period plus the following (without duplication), to the extent deducted from gross revenues in computing such Consolidated Net Income: (a) the aggregate amount of Interest Expense, (b) the aggregate amount of tax expense for such period, (c) all amounts attributable to depreciation, amortization, and other similar noncash charges for such period, including amortization of goodwill, capitalized software development expenses, financing costs and other intangibles, (d) all extraordinary, non-recurring or unusual charges during such period, (e) compensation expense previously deducted from Consolidated Net
Income resulting from the issuance of capital stock, stock options or stock appreciation rights issued to employees, including officers of the Borrower or any Subsidiary, or the exercise of such options or rights, in each case to the extent the obligation (if any) associated therewith is not expected to be settled by the payment of cash by the Borrower or any Affiliate of the Borrower, and compensation expense resulting from the repurchase of any such capital stock, options and rights, (f) all noncash charges deducted in determining Consolidated Net Income for such period, and (g) post-closing restructuring charges in connection with any financing, refinancing or Permitted Acquisition (whether or not consummated), provided that in the event that the Borrower or any of its Subsidiaries makes a Permitted Acquisition on any date during such period, the Consolidated EBITDA for such period shall be calculated on a pro forma basis as if such Permitted Acquisition had occurred on the first day of such period.

"Effective   Date"  means  the  date  on  which  the  conditions   specified  in
Section 4.01 are satisfied (or waived in accordance with Section 8.02).

"Environmental Laws" means all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions, notices or binding agreements issued, promulgated or entered into by any Governmental Authority, relating in any way to the environment, preservation or reclamation of natural resources, the management, release or threatened release of any Hazardous Material or to health and safety matters.

"Environmental Liability" means any liability, contingent or otherwise (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities), of the Borrower or any Subsidiary directly or indirectly resulting from or based upon (a) violation of any Environmental Law,
(b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials,
(d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

"ERISA Affiliate" means any trade or business (whether or not incorporated) that, together with the Borrower, is treated as a single employer under Section 414(b) or (c) of the Code or, solely for purposes of Section 302 of ERISA and
Section 412 of the Code, is treated as a single employer under Section 414 of the Code.

"ERISA Event" means (a) any "reportable event", as defined in Section 4043 of ERISA or the regulations issued thereunder with respect to a Plan (other than an event for which the 30-day notice period is waived); (b) the existence with respect to any Plan of an "accumulated funding deficiency" (as defined in Section 412 of the Code or Section 302 of ERISA), whether or not waived; (c) the filing pursuant to Section 412(d) of the Code or Section 303(d) of ERISA of an application for a waiver of the minimum funding standard with respect to any Plan; (d) the incurrence by the Borrower or any of its ERISA Affiliates of any liability under Title IV of ERISA with respect to the termination of any Plan;
(e) the receipt by the Borrower or any ERISA Affiliate from the PBGC or a plan administrator of any notice relating to an intention to terminate any Plan or Plans or to appoint a trustee to administer any Plan; (f) the incurrence by the Borrower or any of its ERISA Affiliates of any liability with respect to the withdrawal or partial withdrawal from any Plan or Multiemployer Plan; or (g) the receipt by the Borrower or any ERISA Affiliate of any notice, or the receipt by any Multiemployer Plan from the Borrower or any ERISA Affiliate of any notice, concerning the imposition of Withdrawal Liability or a determination that a Multiemployer Plan is, or is expected to be, insolvent or in reorganization, within the meaning of Title IV of ERISA.

"Eurodollar", when used in reference to any Loan, refers to whether such Loan is bearing interest at a rate determined by reference to the Adjusted LIBO Rate.

"Event of Default" has the meaning assigned to such term in Article VII.

"Excluded Taxes" means, with respect to the Bank, (a) income or franchise taxes imposed on (or measured by) its net income by the United States of America, or by the jurisdiction under the laws of which such recipient is organized or in which its principal office is located or, in the case of any Lender, in which its applicable lending office is located, (b) any branch profits taxes imposed by the United States of America or any similar tax imposed by any other jurisdiction described in clause (a) above and (c) in the case of a Foreign Lender (other than an assignee pursuant to a request by the Borrower under Section 2.16(b)), any withholding tax (i) that is in effect and would apply to amounts payable to such Foreign Lender at the time such Foreign Lender becomes a party to this Agreement (or designates a new lending office) except to the extent that such Foreign Lender (or its assignor, if any) was entitled, at the time of designation of a new lending office (or assignment), to receive additional amounts from the Borrower with respect to any withholding tax pursuant to Section 2.15(a), or (ii) that is attributable to such Foreign Lender's failure to comply with Section 2.15(e).

"Federal Funds Effective Rate" means, for any day, the weighted average (rounded upwards, if necessary, to the next 1/100 of 1%) of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day that is a Business Day, the average (rounded upwards, if necessary, to the next 1/100 of 1%) of the quotations for such day for such transactions received by the Bank from three Federal funds brokers of recognized standing selected by it.

"Financial Officer" means the chief financial officer, principal accounting officer, treasurer or controller of the Borrower.

"Fixed Charge Ratio" means, as of the end of any fiscal quarter of the Borrower, the ratio of (a) EBITDA, plus rental payments made, minus Capital Expenditures (exclusive of Capital Lease Obligations), to (b) Interest Expense plus rental payments plus Required Debt Payments, in each case for the four consecutive fiscal quarters then ended.

"Foreign Lender" means any successor or assignee under Section 8.04 that is organized under the laws of a jurisdiction other than that in which the Borrower is located. For purposes of this definition, the United States of America, each State thereof and the District of Columbia shall be deemed to constitute a single jurisdiction.

"Funded Indebtedness" of any Person means, without duplication (a) all funded recourse obligations of such Person for borrowed money whether secured or unsecured, which by its terms matures more than one year after the date of calculation, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of Indebtedness of others, (h) all Capital Lease Obligations of such Person, (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances.

"GAAP" means generally accepted accounting principles in the United States of America.

"Governmental Authority" means the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body, court, central bank or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of or pertaining to government.

"Guarantee" of or by any Person (the "guarantor") means any obligation, contingent or otherwise, of the guarantor guaranteeing or having the economic effect of guaranteeing any Indebtedness or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, and including any obligation of the guarantor, direct or indirect, (a) to purchase or pay (or advance or supply funds for the purchase or payment of) such Indebtedness or other obligation or to purchase (or to advance or supply funds for the purchase of) any security for the payment thereof, (b) to purchase or lease property, securities or services for the purpose of assuring the owner of such Indebtedness or other obligation of the payment thereof, (c) to maintain working capital, equity capital or any other financial statement condition or liquidity of the primary obligor so as to enable the primary obligor to pay such Indebtedness or other obligation or (d) as an account party in respect of any letter of credit or letter of guaranty issued to support such Indebtedness or obligation; provided, that the term Guarantee shall not include endorsements for collection or deposit in the ordinary course of business.

"Hazardous Materials" means all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature regulated pursuant to any Environmental Law.

"Hedging Agreement" means any interest rate protection agreement, foreign currency exchange agreement, commodity price protection agreement or other interest or currency exchange rate or commodity price hedging arrangement.

"Indebtedness" of any Person means, without duplication, (a) all obligations of such Person for borrowed money or with respect to deposits or advances of any kind, (b) all obligations of such Person evidenced by bonds, debentures, notes or similar instruments, (c) all obligations of such Person upon which interest charges are customarily paid, (d) all obligations of such Person under conditional sale or other title retention agreements relating to property acquired by such Person, (e) all obligations of such Person in respect of the deferred purchase price of property or services (excluding current accounts payable incurred in the ordinary course of business), (f) all Indebtedness of others secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien on property owned or acquired by such Person, whether or not the Indebtedness secured thereby has been assumed, (g) all Guarantees by such Person of Indebtedness of others,
(h) all Capital Lease Obligations of such Person, (i) all obligations, contingent or otherwise, of such Person as an account party in respect of letters of credit and letters of guaranty and (j) all obligations, contingent or otherwise, of such Person in respect of bankers' acceptances. The Indebtedness of any Person shall include the Indebtedness of any other entity (including any partnership in which such Person is a general partner) to the extent such Person is liable therefor as a result of such Person's ownership interest in or other relationship with such entity, except to the extent the terms of such Indebtedness provide that such Person is not liable therefor.

"Indemnified Taxes" means Taxes other than Excluded Taxes.

"Interest Election Request" means a request by the Borrower to convert or continue a Loan in accordance with Section 2.09.

"Interest Expense" means, for any period, the sum, for the Borrower and its Subsidiaries (determined on a consolidated basis without duplication in accordance with GAAP), of the following: (a) all interest in respect of Indebtedness (including the interest component of any payments in respect of Capital Lease Obligations) accrued or capitalized during such period (whether or not actually paid during such period) plus (b) the net amount payable (or minus the net amount receivable) under Hedging Agreements during such period (whether or not actually paid or received during such period) net of any corresponding interest income recorded during such period under such Hedging Agreements.

"Interest Payment Date" means (a) with respect to any ABR Loan, the last day of each March, June, September and December, and (b) with respect to any Money Market or Eurodollar Loan, the last day of the Interest Period therefor and, in the case of a Eurodollar Loan with an Interest Period of more than three months' duration or a Money Market Loan with an Interest Period of more than 90 days' duration, each day prior to the last day of such Interest Period that occurs at intervals of three months' duration or 90 days' duration, as the case may be, after the first day of such Interest Period.

"Interest Period" means (a) with respect to any Eurodollar Loan, the period commencing on the date of such Loan and ending on the numerically corresponding day in the calendar month that is one, two, three or six months (or, with the consent of the Bank, nine months) thereafter, as the Borrower may elect, and
(b) with respect to a Money Market Loan, the period commencing on the date of such Loan and ending on the last day of the period for which such loan is offered, as recorded by the Bank on its books; provided, that (i) if any Interest Period would end on a day other than a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless, in the case of a Eurodollar Loan only, such next succeeding Business Day would fall in the next calendar month, in which case such Interest Period shall end on the next preceding Business Day and (ii) any Interest Period pertaining to a Eurodollar Loan that commences on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the last calendar month of such Interest Period) shall end on the last Business Day of the last calendar month of such Interest Period. For purposes hereof, the date of a Loan initially shall be the date on which such Loan is made and, thereafter shall be the effective date of the most recent conversion or continuation of such Loan.

"Issuing Bank" means The Chase Manhattan Bank, in its capacity as the issuer of Letters of Credit hereunder, and any Lenders as successors in such capacity. The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

"Joint Venture" means any corporation, partnership or other legal entity or arrangement (a) in which the Borrower has any direct or indirect equity interest and (b) that is not a Subsidiary of the Borrower.

"LC Disbursement" means a payment made by the Issuing Bank pursuant to a Letter of Credit.

"LC Exposure" means, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Borrower at such time. The LC Exposure of any Lender at any time shall be its Applicable Percentage of the total LC Exposure at such time.

"Lenders" means Chase and any other Person that shall have become a party hereto pursuant to an Assignment and Acceptance, other than any such Person that ceases to be a party hereto pursuant to an Assignment and Acceptance.

"Letter of Credit" means any letter of credit issued pursuant to this Agreement.

"Leverage Ratio" means, as of the end of any fiscal quarter of the Borrower, the ratio of (a) total Funded Indebtedness of the Borrower and its Subsidiaries as of the end of such fiscal quarter, to (b) EBITDA for the four consecutive fiscal quarters then ended.

"LIBO Rate" means, with respect to any Eurodollar Loan for any Interest Period, the rate (rounded upwards, if necessary, to the next 1/16 of 1%) at which dollar deposits in an amount and for a maturity comparable to such Interest Period are offered by the principal London office of the Bank in immediately available funds in the London interbank market at approximately 11:00 a.m., London time, two Business Days prior to the commencement of such Interest Period.

"Lien" means, with respect to any asset, (a) any mortgage, deed of trust, lien, pledge, hypothecation, encumbrance, charge or security interest in, on or of such asset, (b) the interest of a vendor or a lessor under any conditional sale agreement, capital lease or title retention agreement (or any financing lease having substantially the same economic effect as any of the foregoing) relating to such asset and (c) in the case of securities, any purchase option, call or similar right of a third party with respect to such securities.

"Loans" means the loans made by the Bank to the Borrower pursuant to this Agreement.

"Material Adverse Effect" means a material adverse effect on (a) the business, assets, operations, or condition, financial or otherwise, of the Borrower and the Subsidiaries taken as a whole, (b) the ability of the Borrower to perform any of its obligations under this Agreement or (c) the rights of or benefits available to the Bank under this Agreement.

"Material Indebtedness" means Indebtedness (other than the Loans), or obligations in respect of one or more Hedging Agreements, of any one or more of the Borrower and its Subsidiaries in an aggregate principal amount exceeding $1,000,000. For purposes of determining Material Indebtedness, the "principal amount" of the obligations of the Borrower or any Subsidiary in respect of any Hedging Agreement at any time shall be the maximum aggregate amount (giving effect to any netting agreements) that the Borrower or such Subsidiary would be required to pay if such Hedging Agreement were terminated at such time.

"Maturity Date" means November 20, 2001.

"Money Market", when used in reference to any Loan, refers to whether such Loan is bearing interest at a rate determined by reference to the Money Market Rate.

"Money Market Rate" means, with respect to any Money Market Loan, an interest rate per annum as offered by the Bank from time to time on any single borrowing during the Interest Period offered on such Loan. The Money Market Rate of interest available for any subsequent borrowings may differ since Money Market Rates may fluctuate on a daily basis.

"Moody's" means Moody's Investors Service, Inc.

"Multiemployer Plan" means a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

"Other Taxes" means any and all present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies arising from any payment made hereunder or from the execution, delivery or enforcement of, or otherwise with respect to, this Agreement.

"Participant" has the meaning set forth in Section 8.04.

"PBGC" means the Pension Benefit Guaranty Corporation referred to and defined in ERISA and any successor entity performing similar functions.

"Permitted Acquisitions" means any acquisition as a going concern of all or substantially all the assets of, or shares or other equity interests in, a Person or division or line of business of a Person (or any subsequent investment made in a previously acquired Permitted Acquisition) that satisfies the following requirements:

(a) if it involves a merger or consolidation, the Borrower or a wholly owned Subsidiary shall be the surviving party;

(b) at the time of such acquisition no Default or Event of Default shall have occurred or be continuing;

(c) no Default or Event of Default or violation of any covenant under this Agreement shall arise as a result of such acquisition, which the Borrower shall confirm by furnishing to the Bank at least five (5) days prior to the closing date for such acquisition pro forma financial statements and corresponding covenant calculations reasonably satisfactory to the Bank giving effect to such acquisition;

(d) the target of such acquisition must be engaged in a line of business similar to the then current business of the Borrower and its Subsidiaries; and

(e) in the case of an acquisition of stock or any other equity interest, the Borrower must be the majority shareholder or otherwise evidence a controlling interest upon completion of the acquisition, provided that the Borrower may be a minority shareholder or evidence less than a controlling interest in acquisitions which, in the aggregate, total no more than $15,000,000 in purchase price or acquisition cost (in addition to investments, loans, advances and guarantees permitted under Sections 6.04(i) and 6.04(j)).

Pro forma calculations made pursuant to clause (c) of the immediately preceding sentence may include adjustments (a) to reflect operating expense reductions reasonably expected to result during the 12-month period following the date of the applicable acquisition, or (b) to eliminate the effect of any extraordinary accounting event with respect to any acquired person or assets on EBITDA, in each case as determined reasonably and in good faith by the Chief Financial Officer of the Borrower and approved by the Board of Directors of the Borrower, as set forth in an officer's certificate delivered to the Bank.

"Permitted Encumbrances" means:

(a) Liens imposed by law for taxes that are not yet delinquent, or which are for less than $250,000 in the aggregate, or which are being contested in compliance with Section 5.04;

(b) carriers', warehousemen's, mechanics', materialmen's, repairmen's and other like Liens imposed by law, arising in the ordinary course of business and securing obligations that are not overdue by more than 30 days or are being contested in compliance with Section 5.04;

(c) pledges and deposits made in the ordinary course of business in compliance with workers' compensation, unemployment insurance and other social security laws or regulations and deposits securing liability to insurance carriers or under self-insurance arrangements in respect of such obligations;

(d) deposits to secure the performance of bids, trade contracts, leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature, in each case in the ordinary course of business, including those incurred to secure health, safety and environmental obligations in the ordinary course of business;

(e) easements, zoning restrictions, trackage rights, leases, licenses, rights-of-way and similar encumbrances on real property imposed by law or arising in the ordinary course of business which, in the aggregate, are not substantial in amount and do not materially detract from the value of the affected property or interfere with the ordinary conduct of business of the Borrower or any Subsidiary;

(f) judgment liens in respect of judgments that do not constitute an Event of Default under clause (k) of Article VII; and

(g) leases or subleases granted to others not interfering in any material respect with the business of the Borrower or any of its Subsidiaries;

provided that the term "Permitted Encumbrances" shall not include any Lien securing Indebtedness.

"Permitted Investments" means investments made pursuant to the Borrower's corporate investment policy (a true and accurate copy of which has been provided to the Bank) as may be amended, supplemented or modified from time to time on prior written notice to, and consent of, the Bank.

"Person" means any natural person, corporation, limited liability company, trust, joint venture, association, company, partnership, Governmental Authority or other entity.

"Plan" means any employee pension benefit plan (other than a Multiemployer Plan) subject to the provisions of Title IV of ERISA or Section 412 of the Code or
Section 302 of ERISA, and in respect of which the Borrower or any ERISA Affiliate is (or, if such plan were terminated, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

"Prime Rate" means the rate of interest per annum publicly announced from time to time by the Bank as its prime rate in effect at its principal office in New York City; each change in the Prime Rate shall be effective from and including the date such change is publicly announced as being effective.

"Related Parties" means, with respect to any specified Person, such Person's Affiliates and the respective directors, officers, employees, agents and advisors of such Person and such Person's Affiliates.

"Required Debt Payments" means all regularly scheduled payments of principal and interest of Indebtedness made or scheduled to be made during the four consecutive fiscal quarters preceding the date of calculation of the amount of "Required Debt Payments"; provided, that "Required Debt Payments" shall not include any amount due under this Agreement or under the 364-Day Agreement after the second anniversary of the Effective Date, at which time Required Debt Payments shall include the aggregate amounts due under this Agreement and the 364-Day Credit Agreement, divided by five.

"Required Lenders" means, at any time, Lenders having Revolving Credit Exposures and unused Commitments representing at least fifty percent (50%) of the sum of the total Revolving Credit Exposures and unused Commitments at such time.

"Restricted Payment" means any dividend or other distribution (whether in cash, securities or other property) with respect to any shares of any class of capital stock of the Borrower or any Subsidiary, or any payment (whether in cash, securities or other property), including any sinking fund or similar deposit, on account of the purchase, redemption, retirement, acquisition, cancellation or termination of any such shares of capital stock of the Borrower or any option, warrant or other right to acquire any such shares of capital stock of the Borrower.

"Revolving Credit Exposure" means, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender's Loans and its LC Exposure at such time.

"S&P" means Standard & Poor's.

"Statutory Reserve Rate" means a fraction (expressed as a decimal), the numerator of which is the number one and the denominator of which is the number one minus the aggregate of the maximum reserve percentages (including any marginal, special, emergency or supplemental reserves) expressed as a decimal established by the Board to which the Bank is subject (a) with respect to the Base CD Rate, for new negotiable nonpersonal time deposits in dollars of over $100,000 with maturities approximately equal to three months, in the case of the Base CD Rate, and (b) with respect to the Adjusted LIBO Rate, for eurocurrency funding (currently referred to as "Eurocurrency Liabilities" in Regulation D of the Board). Such reserve percentages shall include those imposed pursuant to such Regulation D. Eurodollar Loans shall be deemed to constitute eurocurrency funding and to be subject to such reserve requirements without benefit of or credit for proration, exemptions or offsets that may be available from time to time to any Lender under such Regulation D or any comparable regulation. The Statutory Reserve Rate shall be adjusted automatically on and as of the effective date of any change in any reserve percentage.

"subsidiary" means, with respect to any Person (the "parent") at any date, any corporation, limited liability company, partnership, association or other entity the accounts of which would be consolidated with those of the parent in the parent's consolidated financial statements if such financial statements were prepared in accordance with GAAP as of such date, as well as any other corporation, limited liability company, partnership, association or other entity of which securities or other ownership interests representing more than 50% of the equity or more than 50% of the ordinary voting power or, in the case of a partnership, more than 50% of the general partnership interests are, as of such date, owned, controlled or held.

"Subsidiary" means any subsidiary of the Borrower.

"Taxes" means any and all present or future taxes, levies, imposts, duties, deductions, charges or withholdings imposed by any Governmental Authority.

"364-Day Credit Agreement" means the 364-Day Credit Agreement between the Bank and the Borrower of same date herewith, and as may be subsequently amended or modified.

"Three-Month Secondary CD Rate" means, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day is not a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day) or, if such rate is not so reported on such day or such next preceding Business Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 a.m., New York City time, on such day (or, if such day is not a Business Day, on the next preceding

Business Day) by the Bank from three negotiable certificate of deposit dealers of recognized standing selected by it.

"Transactions" means the execution, delivery and performance by the Borrower of this Agreement, the borrowing of Loans and the use of the proceeds thereof, and the issuance of Letters of Credit hereunder.

"Type", when used in reference to any Loan, refers to whether the rate of interest on such Loan is determined by reference to the Adjusted LIBO Rate, the Money Market Rate or the Alternate Base Rate.

"Withdrawal Liability" means liability to a Multiemployer Plan as a result of a complete or partial withdrawal from such Multiemployer Plan, as such terms are defined in Part I of Subtitle E of Title IV of ERISA.

SECTION 1.02. Terms Generally. The definitions of terms herein shall apply equally to the singular and plural forms of the terms defined. Whenever the context may require, any pronoun shall include the corresponding masculine, feminine and neuter forms. The words "include", "includes" and "including" shall be deemed to be followed by the phrase "without limitation". The word "will" shall be construed to have the same meaning and effect as the word "shall". Unless the context requires otherwise (a) any definition of or reference to any agreement, instrument or other document herein shall be construed as referring to such agreement, instrument or other document as from time to time amended, supplemented or otherwise modified (subject to any restrictions on such amendments, supplements or modifications set forth herein), (b) any reference herein to any Person shall be construed to include such Person's successors and assigns, (c) the words "herein", "hereof" and "hereunder", and words of similar import, shall be construed to refer to this Agreement in its entirety and not to any particular provision hereof, (d) all references herein to Articles, Sections, Exhibits and Schedules shall be construed to refer to Articles and Sections of, and Exhibits and Schedules to, this Agreement and (e) the words "asset" and "property" shall be construed to have the same meaning and effect and to refer to any and all tangible and intangible assets and properties, including cash, securities, accounts and contract rights.

SECTION 1.03. Accounting Terms; GAAP. Except as otherwise expressly provided herein, all terms of an accounting or financial nature shall be construed in accordance with GAAP, as in effect from time to time; provided that, if the Borrower notifies the Bank that the Borrower requests an amendment to any provision hereof to eliminate the effect of any change occurring after the date hereof in GAAP or in the application thereof on the operation of such provision (or if the Bank notifies the Borrower that the Bank requests an amendment to any provision hereof for such purpose), regardless of whether any such notice is given before or after such change in GAAP or in the application thereof, then such provision shall be interpreted on the basis of GAAP as in effect and applied immediately before such change shall have become effective until such notice shall have been withdrawn or such provision amended in accordance herewith.

                                ARTICLE II

                                The Credit


SECTION 2.01. Commitment. Subject to the terms and conditions set forth herein, the Bank agrees to make Loans to the Borrower from time to time during the Availability Period in an aggregate principal amount that will not result in the Revolving Credit Exposure exceeding the Commitment. Within the foregoing limits and subject to the terms and conditions set forth herein, the Borrower may borrow, prepay and reborrow Loans.

SECTION 2.02. Loans.

(a) At the commencement of each Interest Period for any Money Market Loan or Eurodollar Loan, such Loan shall be in an amount that is an integral multiple of $100,000 and not less than $500,000. At the time that each ABR Loan is made, such Loan shall be in an aggregate amount that is an integral multiple of $100,000 and not less than $100,000; provided that an ABR Loan may be in an aggregate amount that is equal to the entire unused balance of the total Commitment. Loans of more than one Type and Class may be outstanding at the same time; provided that there shall not at any time be more than five Money Market and five Eurodollar Loans outstanding.

(b) Notwithstanding any other provision of this Agreement, the Borrower shall not be entitled to request, or to elect to convert or continue, any Loan if the Interest Period requested with respect thereto would end after the Maturity Date.

SECTION 2.03. Requests for Loans. To request a Loan, the Borrower shall notify the Bank of such request by telephone (a) in the case of a Eurodollar Loan, not later than 11:00 a.m., New York City time, three Business Days before the date of the proposed Loan, (b) in the case of a Money Market Loan, not later than 11:00 a.m., New York City time, two Business Days before the date of the proposed Loan, or (c) in the case of an ABR Loan, not later than 11:00 a.m., New York City time, one Business Day before the date of the proposed Loan, provided that any such notice of an ABR Loan to finance the reimbursement of an LC Disbursement as contemplated by Section 2.06(d) may be given not later than 10:00 a.m., New York City time, on the date of the proposed ABR Loan. Each such telephonic Borrowing Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Bank of a written Borrowing Request in a form approved by the Bank and signed by the Borrower. Each such telephonic and written Borrowing Request shall specify the following information in compliance with Section 2.02:

(i) the amount of the requested Loan;

(ii) the date of such Loan, which shall be a Business Day;

(iii) whether such Loan is to be an ABR Loan, a Money Market Loan or a Eurodollar Loan;

(iv) in the case of a Money Market Loan or a Eurodollar Loan, the initial Interest Period to be applicable thereto, which shall be a period contemplated by the definition of the term "Interest Period"; and

(v) the location and number of the Borrower's account to which funds are to be disbursed, which shall comply with the requirements of Section 2.04.

If no election as to the Type of Loan is specified, then the requested Loan shall be an ABR Loan. If no Interest Period is specified with respect to any requested Eurodollar Loan, then the Borrower shall be deemed to have selected an Interest Period of one month's duration.

SECTION 2.04. Funding of Loans. The Bank shall make each Loan available to the Borrower by promptly crediting the amounts so received, in like funds, to an account of the Borrower maintained with the Bank in New York City and designated by the Borrower in the applicable Borrowing Request.

SECTION 2.05. Interest Elections. (a) Each Loan initially shall be of the Type specified in the applicable Borrowing Request and, in the case of a Money Market or Eurodollar Loan, shall have an initial Interest Period as specified in such Borrowing Request. Thereafter, the Borrower may elect to convert such Loan to a different Type or to continue such Loan and, in the case of a Money Market or Eurodollar Loan, may elect Interest Periods therefor, all as provided in this Section. The Borrower may elect different options with respect to different portions of the affected Loan and each such portion shall be considered a separate Loan.

(b) To make an election pursuant to this Section, the Borrower shall notify the Loan of such election by telephone by the time that a Borrowing Request would be required under Section 2.03 if the Borrower were requesting a Loan of the Type resulting from such election to be made on the effective date of such election. Each such telephonic Interest Election Request shall be irrevocable and shall be confirmed promptly by hand delivery or telecopy to the Bank of a written Interest Election Request in a form approved by the Bank and signed by the Borrower.

(c) Each telephonic and written Interest Election Request shall specify the following information in compliance with Section 2.02:

(i) the Loan to which such Interest Election Request applies and, if different options are being elected with respect to different portions thereof, the portions thereof to be allocated to each resulting Loan (in which case the information to be specified pursuant to clauses (iii) and (iv) below shall be specified for each resulting Loan);

(ii) the effective date of the election made pursuant to such Interest Election Request, which shall be a Business Day;

(iii) whether the resulting Loan is to be an ABR Loan, a Money Market Loan or a Eurodollar Loan; and

(iv) if the resulting Loan is a Money Market Loan or a Eurodollar Loan, the Interest Period to be applicable thereto after giving effect to such election, which shall be a period contemplated by the definition of the term "Interest Period".

If any such Interest Election Request requests a Money Market Loan or a Eurodollar Loan but does not specify an Interest Period, then the Borrower shall be deemed to have selected an Interest Period of 30 days' duration, in the case of a Money Market Loan, or one month's duration in the case of a Eurodollar Loan.

(d) If the Borrower fails to deliver a timely Interest Election Request with respect to a Money Market or Eurodollar Loan prior to the end of the Interest Period applicable thereto, then, unless such Loan is repaid as provided herein, at the end of such Interest Period such Loan shall be converted to an ABR Loan. Notwithstanding any contrary provision hereof, if an Event of Default has occurred and is continuing and the Bank so notifies the Borrower, then, so long as an Event of Default is continuing (i) no outstanding Loan may be converted to or continued as a Money Market or Eurodollar Loan and (ii) unless repaid, each Money Market and Eurodollar Loan shall be converted to an ABR Loan at the end of the Interest Period applicable thereto.

SECTION 2.06. Letters of Credit. (a) General. Subject to the terms and conditions set forth herein, the Borrower may request the issuance of Letters of Credit for its own account, in a form reasonably acceptable to the Issuing Bank, at any time and from time to time during the Availability Period. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Borrower to, or entered into by the Borrower with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control.

(b) Notice of Issuance, Amendment, Renewal, Extension; Certain Conditions. To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Borrower shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, and specifying the date of issuance, amendment, renewal or extension (which shall be a Business Day), the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the Borrower also shall submit a letter of credit application on the Issuing Bank's standard form in connection with any request for a Letter of Credit. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Borrower shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $10,000,000 and (ii) the total Revolving Credit Exposures shall not exceed the total Commitments.

(c) Expiration Date. Each Letter of Credit shall expire at or prior to the close of business on the earlier of (i) the date one year after the date of the issuance of such Letter of Credit (or, in the case of any renewal or extension thereof, one year after such renewal or extension) and (ii) the date that is five Business Days prior to the Maturity Date.

(d) Reimbursement. If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Borrower shall reimburse such LC Disbursement by paying to the Issuing Bank an amount equal to such LC Disbursement not later than 12:00 noon, New York City time, on the date that such LC Disbursement is made, if the Borrower shall have received notice of such LC Disbursement prior to 10:00 a.m., New York City time, on such date, or, if such notice has not been received by the Borrower prior to such time on such date, then not later than 12:00 noon, New York City time, on (i) the Business Day that the Borrower receives such notice, if such notice is received prior to 10:00 a.m., New York City time, on the day of receipt, or (ii) the Business Day immediately following the day that the Borrower receives such notice, if such notice is not received prior to such time on the day of receipt; provided that the Borrower may, subject to the conditions to borrowing set forth herein, request in accordance with Section 2.03 or 2.05 that such payment be financed with an ABR Loan in an equivalent amount and, to the extent so financed, the Borrower's obligation to make such payment shall be discharged and replaced by the resulting ABR Loan.

(e) Obligations Absolute. The Borrower's obligation to reimburse LC Disbursements as provided in paragraph (d) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under any and all circumstances whatsoever and irrespective of (i) any lack of validity or enforceability of any Letter of Credit or this Agreement, or any term or provision therein, (ii) any draft or other document presented under a Letter of Credit proving to be forged, fraudulent or invalid in any respect or any statement therein being untrue or inaccurate in any respect, (iii) payment by the Issuing Bank under a Letter of Credit against presentation of a draft or other document that does not comply with the terms of such Letter of Credit, or (iv) any other event or circumstance whatsoever, whether or not similar to any of the foregoing, that might, but for the provisions of this Section, constitute a legal or equitable discharge of, or provide a right of setoff against, the Borrower's obligations hereunder. Neither the Issuing Bank, nor any of its Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; provided that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Borrower to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Borrower to the extent permitted by applicable law) suffered by the Borrower that are caused by the Issuing Bank's failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. The parties hereto expressly agree that, in the absence of gross negligence or willful misconduct on the part of the Issuing Bank (as finally determined by a court of competent jurisdiction), the Issuing Bank shall be deemed to have exercised care in each such determination. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either accept and make payment upon such documents without responsibility for further investigation, regardless of any notice or information to the contrary, or refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit.

(f) Disbursement Procedures. The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Borrower by telephone (confirmed by telecopy) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Borrower of its obligation to reimburse the Issuing Bank with respect to any such LC Disbursement.

(g) Interim Interest. If the Issuing Bank shall make any LC Disbursement, then, unless the Borrower shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Borrower reimburses such LC Disbursement, at the rate per annum then applicable to ABR Revolving Loans; provided that, if the
Borrower fails to reimburse such LC Disbursement when due pursuant to paragraph (d) of this Section, then Section 2.11(d) shall apply.

(h) Cash Collateralization. If any Event of Default shall occur and be continuing, on the Business Day that the Borrower receives notice from the Issuing Bank demanding the deposit of cash collateral pursuant to this paragraph, the Borrower shall deposit in an account with the Issuing Bank, in the name of the Issuing Bank and for its benefit, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Borrower described in clause (h) or (i) of
Article VII. Such deposit shall be held by the Issuing Bank as collateral for the payment and performance of the obligations of the Borrower under this Agreement. The Issuing Bank shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Issuing Bank and at the Borrower's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Issuing Bank to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Borrower for the LC Exposure at such time or, if the maturity of the Loans has been accelerated, be applied to satisfy other obligations of the Borrower under this Agreement. If the Borrower is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Borrower within three Business Days after all Events of Default have been cured or waived.

SECTION 2.07. Termination and Reduction of Commitment. (a) Unless previously terminated, the Commitment shall terminate on the Maturity Date.

(b) The Borrower may at any time terminate, or from time to time reduce, the Commitment; provided that (i) each reduction of the Commitment shall be in an amount that is an integral multiple of $100,000 and not less than $1,000,000 and
(ii) the Borrower shall not terminate or reduce the Commitment if, after giving effect to any concurrent prepayment of the Loans in accordance with Section 2.09, the amount of the Revolving Credit Exposure exceeds the Commitment.

(c) The Borrower shall notify the Bank of any election to terminate or reduce the Commitment under paragraph (b) of this Section at least three Business Days prior to the effective date of such termination or reduction, specifying such election and the effective date thereof. Each notice delivered by the Borrower pursuant to this Section shall be irrevocable; provided that a notice of termination of the Commitment delivered by the Borrower may state that such notice is conditioned upon the effectiveness of other credit facilities, in which case such notice may be revoked by the Borrower (by notice to the Bank on or prior to the specified effective date) if such condition is not satisfied. Any termination or reduction of the Commitment shall be permanent.

SECTION 2.08. Repayment of Loans; Evidence of Debt. (a) The Borrower hereby unconditionally promises to pay to the Bank the then unpaid principal amount of each Loan on the Maturity Date.

(b) The Bank shall maintain in accordance with its usual practice an account or accounts evidencing (i) the indebtedness of the Borrower to the Bank resulting from each Loan made by the Bank, including the amounts of principal and interest payable and paid to the Bank from time to time hereunder, (ii) the amount of each Loan made hereunder, the Type thereof and the Interest Period applicable thereto, and (iii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to the Bank hereunder.

(c) The entries made in the accounts maintained pursuant to paragraph (b) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of the Bank to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

(d) The Bank may request that Loans be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to the Bank a promissory note payable to the order of the Bank (or, if requested by the Bank, to the Bank and its registered assigns). Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 8.04) be represented by one or more promissory notes in such form payable to the order of the payee named therein (or, if such promissory note is a registered note, to such payee and its registered assigns).

SECTION 2.09. Prepayment of Loans. (a) The Borrower shall have the right at any time and from time to time to prepay any Loan in whole or in part, subject to prior notice in accordance with paragraph (b) of this Section.

(b) The Borrower shall notify the Bank by telephone (confirmed by telecopy) of any prepayment hereunder (i) in the case of prepayment of a Eurodollar Loan, not later than 11:00 a.m., New York City time, three Business Days before the date of prepayment, (ii) in the case of prepayment of a Money Market Loan, not later than 11:00 a.m., New York City time, two Business Days before the date of prepayment, (iii) in the case of prepayment of an ABR Loan, not later than 11:00 a.m., New York City time, one Business Day before the date of prepayment. Each such notice shall be irrevocable and shall specify the prepayment date and the principal amount of each Loan or portion thereof to be prepaid; provided that, if a notice of prepayment is given in connection with a conditional notice of termination of the Commitment as contemplated by Section 2.07, then such notice of prepayment may be revoked if such notice of termination is revoked in accordance with Section 2.07. Each partial prepayment of any Loan shall be in an amount that would be permitted in the case of an advance of a Loan of the same Type as provided in Section 2.02. Prepayments shall be accompanied by accrued interest to the extent required by Section 2.11.

SECTION 2.10. Fees. (a) The Borrower agrees to pay to the Bank a commitment fee, which shall accrue at the Applicable Rate on the daily unused amount of the Commitment during the period from and including the Effective Date to but excluding the date on which the Commitment terminates. Accrued commitment fees shall be payable in arrears on the last day of March, June, September and December of each year and on the date on which the Commitment terminates, commencing on the first such date to occur after the date hereof; provided that the Bank agrees to send the Borrower an invoice with respect to such fees, but failure to send such invoice shall not constitute a waiver, or extension of the due date, of such fees. All commitment fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

(b) The Borrower agrees to pay to the Issuing Bank a fronting fee, which shall accrue at the rate or rates per annum separately agreed upon between the Borrower and the Issuing Bank on the average daily amount of the LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from and including the Effective Date to but excluding the later of the date of termination of the Commitments and the date on which there ceases to be any LC Exposure, as well as the Issuing Bank's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Fronting fees accrued through and including the last day of March, June, September and December of each year shall be payable on the third Business Day following such last day, commencing on the first such date to occur after the Effective Date; provided that all such fees shall be payable on the date on which the Commitments terminate. Any other fees payable to the Issuing Bank pursuant to this paragraph shall be payable within 10 days after demand. All fronting fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

(c) All fees payable hereunder shall be paid on the dates due, in immediately available funds. Fees paid shall not be refundable under any circumstances.

SECTION 2.11. Interest. (a) The ABR Loans shall bear interest at the Alternate Base Rate.

(b) The Money Market Loans shall bear interest at the Money Market Rate for the Interest Period in effect for such Loan.

(c) The Eurodollar Loans shall bear interest at the Adjusted LIBO Rate for the Interest Period in effect for such Loan plus the Applicable Rate.

(d) Notwithstanding the foregoing, if any principal of or interest on any Loan or any fee or other amount payable by the Borrower hereunder is not paid when due, whether at stated maturity, upon acceleration or otherwise, such overdue amount shall bear interest, after as well as before judgment, at a rate per annum equal to (i) in the case of overdue principal of any Loan, 2% plus the rate otherwise applicable to such Loan as provided in the preceding paragraphs of this Section or (ii) in the case of any other amount, 2% plus the rate applicable to ABR Loans as provided in paragraph (a) of this Section.

(e) Accrued interest on each Loan shall be payable in arrears on each Interest Payment Date for such Loan and upon termination of the Commitment; provided that
(i) interest accrued pursuant to paragraph (d) of this Section shall be payable on demand, (ii) in the event of any repayment or prepayment of any Loan (other than a prepayment of an ABR Loan prior to the end of the Availability Period), accrued interest on the principal amount repaid or prepaid shall be payable on the date of such repayment or prepayment and (iii) in the event of any conversion of any Money Market or Eurodollar Loan prior to the end of the current Interest Period therefor, accrued interest on such Loan shall be payable on the effective date of such conversion.

(f) All interest hereunder shall be computed on the basis of a year of 360 days, except that interest computed by reference to the Alternate Base Rate at times when the Alternate Base Rate is based on the Prime Rate shall be computed on the basis of a year of 365 days (or 366 days in a leap year), and in each case shall be payable for the actual number of days elapsed (including the first day but excluding the last day). The applicable Alternate Base Rate, Money Market Rate, Adjusted LIBO Rate or LIBO Rate shall be determined by the Bank, and such determination shall be conclusive absent manifest error.

SECTION 2.12. Alternate Rate of Interest. If prior to the commencement of any Interest Period for a Money Market Loan or Eurodollar Loan:

(a) the Bank determines (which determination shall be conclusive absent manifest error) that adequate and reasonable means do not exist for ascertaining the Money Market Rate, the Adjusted LIBO Rate or the LIBO Rate, as applicable, for such Interest Period; or

(b) the Bank determines (which determination shall be conclusive absent manifest error) that the Money Market Rate or the Adjusted LIBO Rate, as applicable, for such Interest Period will not adequately and fairly reflect the cost to the bank of making or maintaining the Loan for such Interest Period;

then the Bank shall give notice thereof to the Borrower by telephone or telecopy as promptly as practicable thereafter and, until the Bank notifies the Borrower that the circumstances giving rise to such notice no longer exist, (i) any Interest Election Request that requests the conversion of any Loan to, or continuation of any Loan as, a Money Market Loan or Eurodollar Loan shall be ineffective and (ii) if any Borrowing Request requests a Money Market or Eurodollar Loan, such Loan shall be made as an ABR Loan; provided that if the circumstances giving rise to such notice affect only one Type of Loan, then the other Type of Loans shall be permitted.

SECTION 2.13. Increased Costs. (a) If any Change in Law shall:

(i) impose, modify or deem applicable any reserve, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank (except any such reserve requirement reflected in the Adjusted LIBO Rate); or

(ii) impose on the Bank or the London interbank market any other condition affecting this Agreement or Money Market Loans or Eurodollar Loans made by the Bank;

and the result of any of the foregoing shall be to increase the cost to the Bank of making or maintaining any Money Market Loan or Eurodollar Loan (or of maintaining its obligation to make any such Loan) or to reduce the amount of any sum received or receivable by the Bank hereunder (whether of principal, interest or otherwise), then the Borrower will pay to the Bank such additional amount or amounts as will compensate the Bank for such additional costs incurred or reduction suffered.

(b) If the Bank determines that any Change in Law regarding capital requirements has or would have the effect of reducing the rate of return on the Bank's capital or on the capital of the Bank's holding company, if any, as a consequence of this Agreement or the Loans made by the Bank to a level below that which the Bank or the Bank's holding company could have achieved but for such Change in Law (taking into consideration the Bank's policies and the policies of the Bank's holding company with respect to capital adequacy), then from time to time the Borrower will pay to the Bank such additional amount or amounts as will compensate the Bank or the Bank's holding company for any such reduction suffered.

(c) A certificate of the Bank setting forth the amount or amounts necessary to compensate the Bank or its holding company, as the case may be, as specified in paragraph (a) or (b) of this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay the Bank the amount shown as due on any such certificate within 10 days after receipt thereof.

(d) Failure or delay on the part of the Bank to demand compensation pursuant to this Section shall not constitute a waiver of the Bank's right to demand such compensation; provided that the Borrower shall not be required to compensate the Bank pursuant to this Section for any increased costs or reductions incurred more than 270 days prior to the date that the Bank notifies the Borrower of the Change in Law giving rise to such increased costs or reductions and of the Bank's intention to claim compensation therefor; provided further that, if the Change in Law giving rise to such increased costs or reductions is retroactive, then the 270-day period referred to above shall be extended to include the period of retroactive effect thereof.

SECTION 2.14. Break Funding Payments. In the event of (a) the payment of any principal of any Money Market Loan (to the extent such Loan has a specific Interest Period) or Eurodollar Loan other than on the last day of an Interest Period applicable thereto (including as a result of an Event of Default), (b) the conversion of any Money Market Loan or Eurodollar Loan other than on the last day of the Interest Period applicable thereto, (c) the failure to borrow, convert, continue or prepay any Money Market Loan or Eurodollar Loan on the date specified in any notice delivered pursuant hereto (regardless of whether such notice may be revoked under Section 2.12(b) and is revoked in accordance therewith), then, in any such event, the Borrower shall compensate the Bank for the loss, cost and expense attributable to such event. In the case of a Eurodollar Loan, such loss, cost or expense to the Bank shall be deemed to include an amount determined by the Bank to be the excess, if any, of (i) the amount of interest which would have accrued on the principal amount of such Loan had such event not occurred, at the Adjusted LIBO Rate that would have been applicable to such Loan, for the period from the date of such event to the last day of the then current Interest Period therefor (or, in the case of a failure to borrow, convert or continue, for the period that would have been the Interest Period for such Loan), over (ii) the amount of interest which would accrue on such principal amount for such period at the interest rate which the Bank would bid were it to bid, at the commencement of such period, for dollar deposits of a comparable amount and period from other banks in the eurodollar market. A certificate of the Bank setting forth any amount or amounts that the Bank is entitled to receive pursuant to this Section shall be delivered to the Borrower and shall be conclusive absent manifest error. The Borrower shall pay the Bank the amount shown as due on any such certificate within 10 days after receipt thereof.

SECTION 2.15. Taxes. (a) Any and all payments by or on account of any obligation of the Borrower hereunder shall be made free and clear of and without deduction for any Indemnified Taxes or Other Taxes; provided that if the Borrower shall be required to deduct any Indemnified Taxes or Other Taxes from such payments, then
(i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section) the Bank receives an amount equal to the sum it would have received had no such deductions been made, (ii) the Borrower shall make such deductions and (iii) the Borrower shall pay the full amount deducted to the relevant Governmental Authority in accordance with applicable law.

(b) In addition, the Borrower shall pay any Other Taxes to the relevant Governmental Authority in accordance with applicable law.

(c) The Borrower shall indemnify the Bank within 10 days after written demand therefor, for the full amount of any Indemnified Taxes or Other Taxes paid by the Bank on or with respect to any payment by or on account of any obligation of the Borrower hereunder (including Indemnified Taxes or Other Taxes imposed or asserted on or attributable to amounts payable under this Section) and any penalties, interest and reasonable expenses arising therefrom or with respect thereto, whether or not such Indemnified Taxes or Other Taxes were correctly or legally imposed or asserted by the relevant Governmental Authority. A certificate as to the amount of such payment or liability delivered to the Borrower by the Bank on its own behalf or on behalf of the Bank shall be conclusive absent manifest error.

(d) As soon as practicable after any payment of Indemnified Taxes or Other Taxes by the Borrower to a Governmental Authority, the Borrower shall deliver to the Bank the original or a certified copy of a receipt issued by such Governmental Authority evidencing such payment, a copy of the return reporting such payment or other evidence of such payment reasonably satisfactory to the Bank.

(e) Any Foreign Lender that is entitled to an exemption from or reduction of a withholding tax under the law of the jurisdiction in which the Borrower is located, or any treaty to which such jurisdiction is a party, with respect to payments under this Agreement shall deliver to the Borrower, at the time or times prescribed by applicable law, such properly completed and executed documentation prescribed by applicable law or reasonably requested by the Borrower as will permit such payments to be made without withholding or at a reduced rate.

(f) If a Lender shall become aware that it is entitled to receive a refund of any Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 2.15, it shall promptly notify the Borrower of the availability of such refund and shall, within 30 days after receipt of a request by the Borrower, apply for such refund at the expense of the Borrower. If any Lender has received a refund of any Taxes as to which it has been indemnified by the Borrower or with respect to which the Borrower has paid additional amounts pursuant to this Section 2.15, it shall pay over such refund to the Borrower, net of all out-of-pocket expenses of such Lender and without interest (other than any interest paid by the relevant Governmental Authority with respect to such refund); provided, however, that the Borrower, upon the request of any Lender, agrees to repay the amount paid over to the Borrower (plus any penalties, interest or other charges imposed by the relevant Governmental Authority) to any Lender in the event any Lender is required to repay such refund to such Governmental Authority. Nothing contained in this Section 2.15(f) shall require any Lender to make available its tax returns (or any other information relating to its Taxes which it deems confidential) to the Borrower or any other Person.

SECTION 2.16. Mitigation Obligations; Replacement of Lenders. (a) If any Lender requests compensation under Section 2.13, or if the Borrower is required to pay any additional amount to any Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.13, then such Lender shall use reasonable efforts to designate a different lending office for funding or booking its Loans hereunder or to assign its rights and obligations hereunder to another of its offices, branches or affiliates, if, in the judgment of such Lender, such designation or assignment (i) would eliminate or reduce amounts payable pursuant to Section 2.13 or 2.15, as the case may be, in the future and
(ii) would not subject such Lender to any unreimbursed cost of expense and would not otherwise be disadvantageous to such Lender. The Borrower hereby agrees to pay all reasonable costs and expenses incurred by any Lender in connection with any such designation or assignment.

(b) If any Lender requests compensation under Section 2.13, or if the Borrower is required to pay any additional amount to such Lender or any Governmental Authority for the account of any Lender pursuant to Section 2.15, or if the Bank defaults in its obligations to fund Loans hereunder, then the Borrower may, at its sole expense and effort, upon notice to such Lender, require such Lender to assign and delegate, without recourse (in accordance with and subject to the restrictions contained in Section 8.04), all its interests, rights and obligations under this Agreement to an assignee that shall assume such obligations; provided that (i) such Lender shall have received payment of an amount equal to the outstanding principal of its Loans, accrued interest thereon, accrued fees and all other amounts payable to it hereunder, from the assignee (to the extent of such outstanding principal and accrued interest and fees) or the Borrower (in the case of all other amounts), together with all requirements of Section 8.04, and (iii) in the case of any such assignment resulting from a claim for compensation under Section 2.13 or payments required to be made pursuant to Section 2.15, such assignment will result in a reduction in such compensation or payments. A Lender shall not be required to make any such assignment and delegation if, prior thereto, as a result of a waiver by such Lender or otherwise, the circumstances entitling the Borrower to require such assignment and delegation cease to apply.


                                  ARTICLE III

                         Representations and Warranties

The Borrower represents and warrants to the Bank and the Issuing Bank that:

SECTION 3.01. Organization; Powers. Each of the Borrower and its Subsidiaries is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization, has all requisite power and authority to carry on its business as now conducted and, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, is qualified to do business in, and is in good standing in, every jurisdiction where such qualification is required.

SECTION 3.02. Authorization; Enforceability. The Transactions are within the Borrower's corporate powers and have been duly authorized by all necessary corporate and, if required, stockholder action. This Agreement has been duly executed and delivered by the Borrower and constitutes a legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms, subject to applicable bankruptcy, insolvency, reorganization, moratorium or other laws affecting creditors' rights generally and subject to general principles of equity, regardless of whether considered in a proceeding in equity or at law.

SECTION 3.03. Governmental Approvals; No Conflicts. The Transactions (a) do not require any consent or approval of, registration or filing with, or any other action by, any Governmental Authority, except (i) such as have been obtained or made and are in full force and effect, and (ii) such actions, consents and approvals the failure to obtain or make which could not reasonably be expected to result in a Material Adverse Effect; (b) will not violate any applicable law or regulation or the charter, by-laws or other organizational documents of the Borrower or any of its Subsidiaries or any order of any Governmental Authority, (c) will not violate or result in a default under any material indenture, agreement or other instrument binding upon the Borrower or any of its Subsidiaries or its assets, or give rise to a right thereunder to require any payment to be made by the Borrower or any of its Subsidiaries, except to the extent that the failure to comply herewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect, and (d) will not result in the creation or imposition of any Lien on any asset of the Borrower or any of its Subsidiaries, except to the extent that the failure to comply herewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

SECTION 3.04. Financial Condition; No Material Adverse Change. (a) The Borrower has heretofore furnished to the Bank its consolidated balance sheet and statements of income, stockholders equity and cash flows (i) as of and for the fiscal year ended August 31, 1997, reported on by Price Waterhouse, LLP, independent public accountants, and (ii) as of and for the fiscal quarter and the portion of the fiscal year ended May 31, 1998, certified by its chief financial officer. Such financial statements present fairly, in all material respects, the financial position and results of operations and cash flows of the Borrower and its consolidated Subsidiaries as of such dates and for such periods in accordance with GAAP, subject to year-end audit adjustments and the absence of footnotes in the case of the statements referred to in clause (ii) above.

(b) Except for the matters disclosed on Schedule 3.09 and the Disclosed Matters, since May 31, 1998, there has been no material adverse change in the business, assets, operations or condition, financial or otherwise, of the Borrower and its Subsidiaries, taken as a whole.

SECTION 3.05. Properties. (a) Each of the Borrower and its Subsidiaries has good title to, or valid leasehold interests in, all its real and personal property material to the business of the Borrower and its Subsidiaries, taken as a whole, except for minor defects in title that do not materially interfere with its ability to conduct its business as currently conducted or to utilize such properties for their intended purposes.

(b) Each of the Borrower and its Subsidiaries owns, or is licensed to use, all trademarks, tradenames, copyrights, patents and other intellectual property material to the business of the Borrower and its Subsidiaries taken as a whole, and the use thereof by the Borrower and its Subsidiaries does not infringe upon the rights of any other Person, except for any such infringements that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

SECTION 3.06. Litigation and Environmental Matters. (a) There are no actions, suits or proceedings by or before any arbitrator or Governmental Authority pending against or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Subsidiaries (i) as to which there is a reasonable possibility of an adverse determination and that, if adversely determined, could reasonably be expected, individually or in the aggregate, to result in a Material Adverse Effect (other than the Disclosed Matters) or (ii) that involve this Agreement or the Transactions.

(b) Except for the Disclosed Matters and except with respect to any other matters that, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect, neither the Borrower nor any of its Subsidiaries (i) has failed to comply with any Environmental Law or to obtain, maintain or comply with any permit, license or other approval required under any Environmental Law, (ii) has become subject to any Environmental Liability, (iii) has received notice of any claim with respect to any Environmental Liability or
(iv) knows of any basis for any Environmental Liability.

(c) Since the date of this Agreement, there has been no change in the status of the Disclosed Matters that, individually or in the aggregate, has resulted in a Material Adverse Effect.

SECTION 3.07. Compliance with Laws and Agreements. Each of the Borrower and its Subsidiaries is in compliance with all laws, regulations and orders of any Governmental Authority applicable to it or its property and all indentures, agreements and other instruments binding upon it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect. No Default has occurred and is continuing.

SECTION 3.08. Investment and Holding Company Status. Neither the Borrower nor any of its Subsidiaries is (a) an "investment company" as defined in, or subject to regulation under, the Investment Company Act of 1940 or (b) a "holding company" as defined in, or subject to regulation under, the Public Utility Holding Company Act of 1935.

SECTION 3.09. Taxes. Each of the Borrower and its Subsidiaries has timely filed or caused to be filed all Tax returns and reports required to have been filed and has paid or caused to be paid all Taxes required to have been paid by it, except (a) Taxes that are being contested in good faith by appropriate proceedings and for which the Borrower or such Subsidiary, as applicable, has set aside on its books adequate reserves, or as set forth on Schedule 3.09, or
(b) to the extent that the failure to do so could not reasonably be expected to result in a Material Adverse Effect.

SECTION 3.10. ERISA. No ERISA Event has occurred or is reasonably expected to occur that, when taken together with all other such ERISA Events for which liability is reasonably expected to occur, could reasonably be expected to result in a Material Adverse Effect. The present value of all accumulated benefit obligations under each Plan (based on the assumptions used for purposes of Statement of Financial Accounting Standards No. 87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed the fair market value of the assets of such Plan, and the present value of all accumulated benefit obligations of all underfunded Plans (based on the assumptions used for purposes of Statement of Financial Accounting Standards No.
87) did not, as of the date of the most recent financial statements reflecting such amounts, exceed the fair market value of the assets of all such underfunded Plans.

SECTION 3.11. Disclosure. The Borrower has disclosed to the Bank all material agreements, instruments and corporate or other restrictions to which it or any of its Subsidiaries is subject, and all other matters known to it, that, individually or in the aggregate, could reasonably be expected to result in a Material Adverse Effect. None of the material reports, financial statements, certificates or other information, taken as a whole, furnished by or on behalf of the Borrower to the Bank in connection with the negotiation of this Agreement or delivered hereunder (as modified or supplemented by other information so furnished) contains any material misstatement of fact or omits to state any material fact necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided that, with respect to projected financial information, the Borrower represents only that such information was prepared in good faith based upon assumptions believed by the Borrower to be reasonable at the time.

SECTION 3.12. Year 2000. Any reprogramming required to permit the proper functioning without Material Adverse Effect, in and following the Year 2000, of
(i) the Borrower's computer systems and (ii) equipment containing embedded microchips and the testing of all such systems and equipment, as so reprogrammed, will be completed in all material respects by June 30, 1999. To the Borrower's knowledge, the cost to the Borrower of such reprogramming and testing and of the reasonably foreseeable consequences of Year 2000 to the Borrower will not result in a Default or a Material Adverse Effect. Except for such of the reprogramming referred to in the preceding sentence as may be necessary, the computer and management information systems of the Borrower and its Subsidiaries, taken as a whole, are and, with ordinary course upgrading and maintenance, will continue for the term of this Agreement to be, sufficient in all material respects to permit the Borrower to conduct its business without Material Adverse Effect.


                                 ARTICLE IV

                                 Conditions


SECTION 4.01. Effective Date. The obligation of the Bank to make Loans hereunder and of the Issuing Bank to issue Letters of Credit shall not become effective until the date on which each of the following conditions is satisfied (or waived in accordance with Section 8.02):

(a) The Bank (or its counsel)  shall have received from each party hereto either
(i) a counterpart of this Agreement signed on behalf of such party or (ii) written evidence satisfactory to the Bank (which may include telecopy transmission of a signed signature page of this Agreement) that such party has signed a counterpart of this Agreement.

(b) The Bank shall have received a favorable written opinion (addressed to the Bank and dated the Effective Date) of Cravath, Swaine & Moore, counsel for the Borrower, substantially in the form of Exhibit A, and covering such other matters relating to the Borrower, this Agreement or the Transactions as the Bank shall reasonably request. The Borrower hereby requests such counsel to deliver such opinion.

(c) The Bank shall have received such documents and certificates as the Bank or its counsel may reasonably request relating to the organization, existence and good standing of the

Borrower, the authorization of the Transactions and any other legal matters relating to the Borrower, this Agreement or the Transactions, all in form and substance reasonably satisfactory to the Bank and its counsel.

(d) The Bank shall have received a certificate, dated the Effective Date and signed by the President, a Vice President or a Financial Officer of the Borrower, confirming that (i) the representations and warranties of the Borrower set forth in this Agreement are true in all material respects and (ii) on the Effective Date no Default shall have occurred and be continuing.

(e) The Bank shall have received all fees and other amounts due and payable on or prior to the Effective Date, including, to the extent invoiced, reimbursement or payment of all out-of-pocket expenses required to be reimbursed or paid by the Borrower hereunder.

The Bank shall notify the Borrower of the Effective Date, and such notice shall be conclusive and binding. Notwithstanding the foregoing, the obligation of the Bank to make Loans and of the Issuing Bank to issue Letters of Credit hereunder shall not become effective unless each of the foregoing conditions is satisfied (or waived pursuant to Section 8.02) at or prior to 3:00 p.m., New York City time, on November 30, 1998 (and, in the event such conditions are not so satisfied or waived, the Commitment shall terminate at such time).

SECTION 4.02. Each Loan. The obligation of the Bank to make any Loan (including the initial Loan), and of the Issuing Bank to issue, amend, renew or extend any Letter of Credit, is subject to the satisfaction of the following conditions:

(a) The representations and warranties of the Borrower set forth in this Agreement shall be true and correct in all material respects on and as of the date of such Loan or the date of issuance, amendment, renewal or extension of such Letter of Credit, as applicable.

(b) At the time of and immediately after giving effect to such Loan or the issuance, amendment, renewal or extension of such Letter of Credit, as applicable, no Default shall have occurred and be continuing.

The borrowing of each Loan and each issuance, amendment, renewal or extension of a Letter of Credit shall be deemed to constitute a representation and warranty by the Borrower on the date thereof as to the matters specified in paragraphs
(a) and (b) of this Section.


                                 ARTICLE V

                           Affirmative Covenants

Until the Commitment has expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full, and all Letters of Credit shall have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Bank and the Issuing Bank that:

SECTION 5.01. Financial Statements and Other Information. The Borrower will furnish to the Bank:

(a) within 90 days after the end of each fiscal year of the Borrower, its audited consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such year, setting forth in each case in comparative form the figures for the previous fiscal year, all reported on by PriceWaterhouseCoopers, LLP, or other independent public accountants of recognized national standing (without a "going concern" or like qualification or exception and without any qualification or exception as to the scope of such audit) to the effect that such consolidated financial statements present fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied;

(b) within 45 days after the end of each of the first three fiscal quarters of each fiscal year of the Borrower, its consolidated balance sheet and related statements of operations, stockholders' equity and cash flows as of the end of and for such fiscal quarter and the then elapsed portion of the fiscal year, setting forth in each case in comparative form the figures for the corresponding period or periods of (or, in the case of the balance sheet, as of the end of) the previous fiscal year, all certified by one of its Financial Officers as presenting fairly in all material respects the financial condition and results of operations of the Borrower and its consolidated Subsidiaries on a consolidated basis in accordance with GAAP consistently applied, subject to normal year-end audit adjustments and the absence of footnotes;

(c) concurrently  with any delivery of financial  statements under clause (a) or
(b) above, a certificate of a Financial Officer of the Borrower (i) certifying as to whether a Default has occurred and, if a Default has occurred, specifying the details thereof and any action taken or proposed to be taken with respect thereto, (ii) setting forth reasonably detailed calculations demonstrating compliance with Section 6.09 and (iii) stating whether any change in GAAP or in the application thereof has occurred since the date of the audited financial statements referred to in Section 3.04 and, if any such change has occurred, specifying the effect of such change on the financial statements accompanying such certificate;

(d) concurrently with any delivery of financial statements under clause (a) above, a certificate of the accounting firm that reported on such financial statements stating whether they obtained knowledge during the course of their examination of such financial statements of any Default (which certificate may be limited to the extent required by accounting rules or guidelines);

(e) promptly after the same become publicly available, copies of all periodic and other reports, proxy statements and other materials filed by the Borrower or any Subsidiary with the Securities and Exchange Commission, or any Governmental Authority succeeding to any or all of the functions of said Commission, or with any national securities exchange, or distributed by the Borrower to its shareholders generally, as the case may be; and

(f) promptly following any request therefor, such other information regarding the operations, business affairs and financial condition of the Borrower or any Subsidiary, or compliance with the terms of this Agreement, as the Bank may reasonably request (subject to any confidentiality agreements to which the Borrower or its Subsidiaries may be subject).

SECTION 5.02. Notices of Material Events. The Borrower will furnish to the Bank prompt written notice of the following:

(a) the occurrence of any Default;

(b) the filing or commencement of any action, suit or proceeding by or before any arbitrator or Governmental Authority against or affecting the Borrower or any Affiliate thereof that could reasonably be expected to result in a Material Adverse Effect;

(c) the occurrence of any ERISA Event that, alone or together with any other ERISA Events that have occurred, could reasonably be expected to result in liability of the Borrower and its Subsidiaries in an aggregate amount exceeding $500,000; and

(d) any other development that results in, or could reasonably be expected to result in, a Material Adverse Effect.

Each notice delivered under this Section shall be accompanied by a statement of a Financial Officer or other executive officer of the Borrower setting forth the details of the event or development requiring such notice and any action taken or proposed to be taken with respect thereto.

SECTION 5.03. Existence; Conduct of Business. The Borrower will, and will cause each of its Subsidiaries to, do or cause to be done all things reasonably necessary to preserve, renew and keep in full force and effect its legal existence and the rights, licenses, permits, privileges and franchises material to the conduct of the business of the Borrower and its Subsidiaries, taken as a whole; provided that the foregoing shall not prohibit any merger, consolidation, liquidation or dissolution permitted under Section 6.03.

SECTION 5.04. Payment of Obligations. The Borrower will, and will cause each of its Subsidiaries to, pay its obligations, including Tax liabilities, that, if not paid, could result in a Material Adverse Effect before the same shall become delinquent or in default, except where (a) the validity or amount thereof is being contested in good faith by appropriate proceedings, (b) the Borrower or such Subsidiary has set aside on its books adequate reserves with respect thereto in accordance with GAAP and (c) the failure to make payment pending such contest could not reasonably be expected to result in a Material Adverse Effect.

SECTION 5.05. Maintenance of Properties; Insurance. The Borrower will, and will cause each of its Subsidiaries to, (a) keep and maintain all property material to the conduct of the business of the Borrower and its Subsidiaries, taken as a whole, in good working order and condition, ordinary wear and tear excepted, and
(b) maintain, with financially sound and reputable insurance companies, insurance in such amounts and against such risks as the Borrower reasonably believes is necessary to adequately protect the business of the Borrower and its Subsidiaries, taken as a whole.

SECTION 5.06. Books and Records; Inspection Rights. The Borrower will, and will cause each of its Subsidiaries to, keep proper books of record and account in which full, true and correct entries are made of all dealings and transactions in relation to its business and activities. The Borrower will, and will cause each of its Subsidiaries to, permit any representatives designated by the Bank, upon reasonable prior notice, to visit and inspect its properties, to examine and make extracts from its books and records, and to discuss its affairs, finances and condition with its officers and independent accountants, all at such reasonable times and as often as reasonably requested.

SECTION 5.07. Compliance with Laws. The Borrower will, and will cause each of its Subsidiaries to, comply with all laws, rules, regulations and orders of any Governmental Authority applicable to it or its property, except where the failure to do so, individually or in the aggregate, could not reasonably be expected to result in a Material Adverse Effect.

SECTION 5.08. Use of Proceeds and Letters of Credit. The proceeds of the Loans will be used only for general corporate purposes, including Permitted Acquisitions. No part of the proceeds of any Loan will be used, whether directly or indirectly, for any purpose that entails a violation of any of the Regulations of the Board, including Regulations G, U and X. Letters of Credit will be issued only to support general corporate obligations.


                                 ARTICLE VI

                             Negative Covenants

Until the Commitment has expired or been terminated and the principal of and interest on each Loan and all fees payable hereunder shall have been paid in full, and all Letters of Credit shall have expired or terminated and all LC Disbursements shall have been reimbursed, the Borrower covenants and agrees with the Bank and the Issuing Bank that:

SECTION 6.01. Indebtedness. The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Indebtedness, except:

(a) Indebtedness created hereunder;

(b) Indebtedness existing on the date hereof and set forth in Schedule 6.01, and any extensions, renewals or replacements of any such Indebtedness that do not increase the outstanding principal amount thereof;

(c) Indebtedness of the Borrower to any Subsidiary and of any Subsidiary to the Borrower or any other Subsidiary;

(d) Guarantees by the Borrower of Indebtedness of any Subsidiary and by any Subsidiary of Indebtedness of the Borrower or any other Subsidiary;

(e) Indebtedness of the Borrower or any Subsidiary incurred to finance the acquisition, construction or improvement of any fixed or capital assets, including Capital Lease Obligations and any Indebtedness assumed in connection with the acquisition of any such assets or secured by a Lien on any such assets prior to the acquisition thereof, and extensions, renewals and replacements of any such Indebtedness that do not increase the outstanding principal amount thereof; provided that (i) such Indebtedness is incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement and (ii) the aggregate principal amount of Indebtedness permitted by this clause (e) shall not exceed $10,000,000 at any time outstanding;

(f) Indebtedness of any Person that becomes a Subsidiary after the date hereof and Indebtedness of a corporation merged or consolidated with or into the Borrower or any Subsidiary after the date hereof; provided that, in each case,
(i) such Indebtedness exists at the time of such acquisition, merger, consolidation or conversion of such Person into a Subsidiary and is not created in contemplation of or in connection with such event, and (ii) the aggregate principal amount of Indebtedness permitted by this clause (f) shall not exceed $7,500,000 at any time outstanding;

(g) Indebtedness of the Borrower or any Subsidiary as an account party in respect of trade letters of credit;

(h) other Indebtedness of the Borrower and its Subsidiaries in an aggregate principal amount not exceeding $7,500,000 at any time outstanding;

(i) Indebtedness of the Borrower and its Subsidiaries in the maximum aggregate amount at any time of $10,000,000 pursuant to Hedging Agreements entered into in order to fix the effective rate of interest, or to hedge against currency fluctuations, on Indebtedness and other investments, provided that such transactions shall be entered into to hedge actual interest rate exposures or currency exchange rate exposures and not for the purpose of speculation; and

(j) Indebtedness of the Borrower or any of its Subsidiaries to any Joint Venture; and

(k) Guarantees by the Borrower of loans to officers, directors and employees of the Borrower or any Subsidiary from one or more financial institutions reasonably acceptable to Chase, provided, that any Guarantees pursuant to this clause (k) shall be subject to Section 6.04(m).

SECTION 6.02. Liens. The Borrower will not, and will not permit any Subsidiary to, create, incur, assume or permit to exist any Lien on any property or asset now owned or hereafter acquired by it, or assign or sell any income or revenues (including accounts receivable) or rights in respect of any thereof, except:

(a) Permitted Encumbrances;

(b) any Lien on any property or asset of the Borrower or any Subsidiary existing on the date hereof and set forth in Schedule 6.02; provided that (i) such Lien shall not apply to any other property or asset of the Borrower or any Subsidiary (other than pursuant to existing after acquired property clauses specifically described and set forth in
Schedule 6.02 and other than to accessions to such property or assets and provided that individual financings of equipment provided by a single lender may be cross-collateralized to other financings of equipment provided solely by such lender); and (ii) such Lien shall secure only those obligations which it secures on the date hereof, and extensions, renewals and refinancings of such obligations permitted by Section 6.01(b));

(c) any Lien existing on any property or asset prior to the acquisition thereof by the Borrower or any Subsidiary or existing on any property or asset of any Person that becomes a Subsidiary after the date hereof prior to the time such Person becomes a Subsidiary; provided that (i) such Lien is not created in contemplation of or in connection with such acquisition or such Person becoming a Subsidiary, as the case may be, (ii) such Lien shall not apply to any other property or assets of the Borrower or any Subsidiary and (iii) such Lien shall secure only those obligations which it secures on the date of such acquisition or the date such Person becomes a Subsidiary, as the case may be;

(d) Liens on fixed or capital assets acquired, constructed or improved by the Borrower or any Subsidiary; provided that (i) such security interests secure Indebtedness permitted by clause (e) of Section 6.01, (ii) such security interests and the Indebtedness secured thereby are incurred prior to or within 90 days after such acquisition or the completion of such construction or improvement, (iii) the Indebtedness secured thereby does not exceed 100% of the cost of acquiring, constructing or improving such fixed or capital assets and
(iv) such security interests shall not apply to any other property or assets of the Borrower or any Subsidiary (other than to accessions to such fixed or capital assets and provided that individual financings of equipment provided by a single lender may be cross-collateralized to other financings of equipment provided solely by such lender);

(e) Liens consisting of interests of lessors under Capital Lease Obligations permitted by Section 6.01;

(f) the sale of accounts receivable in connection with collection in the ordinary course of business;

(g) any Lien on any property or asset of a Subsidiary securing Indebtedness permitted by Section 6.01(f), provided that such Lien does not apply to any other property or assets of the Borrower or any Subsidiary not securing such Indebtedness at the date of acquisition of such property or asset; and

(h) the  replacement,  extension or renewal of any Lien permitted by clause (b),
(c), (d) or (g) above, provided that such replacement, extension or renewal Lien shall not cover any property other than the property that was subject to such Lien prior to such replacement, extension or renewal (other than accessions to such property and provided that individual financings of equipment provided by a single lender may be cross-collateralized to other financings of equipment provided solely by such lender); and provided further that the

Indebtedness and other obligations secured by such replacement, extension or renewal Lien are permitted by this Agreement.

SECTION 6.03. Fundamental Changes. (a) The Borrower will not, and will not permit any Subsidiary to, merge into or consolidate with any other Person, or permit any other Person to merge into or consolidate with it, or sell, transfer, lease or otherwise dispose of (in one transaction or in a series of transactions) all or any substantial part of its assets, or all or substantially all of the stock of any of its Subsidiaries (in each case, whether now owned or hereafter acquired), or liquidate or dissolve, except that, if at the time thereof and immediately after giving effect thereto no Default shall have occurred and be continuing (i) any Subsidiary may merge into the Borrower in a transaction in which the Borrower is the surviving corporation, (ii) any Subsidiary may merge into any Subsidiary in a transaction in which the surviving entity is a Subsidiary, (iii) any Subsidiary may sell, transfer, lease or otherwise dispose of its assets to the Borrower or to another Subsidiary and
(iv) any Subsidiary may liquidate or dissolve if the Borrower determines in good faith that such liquidation or dissolution is in the best interests of the Borrower and is not materially disadvantageous to the Bank; provided that any such merger involving a Person that is not a wholly owned Subsidiary immediately prior to such merger shall not be permitted unless also permitted by Section 6.04.

(b) The Borrower will not, and will not permit any of its Subsidiaries to, engage to any material extent in any business other than businesses of the type conducted by the Borrower and its Subsidiaries on the date of execution of this Agreement and businesses reasonably related thereto.

SECTION 6.04. Investments, Loans, Advances, Guarantees and Acquisitions. The Borrower will not, and will not permit any of its Subsidiaries to, purchase, hold or acquire (including pursuant to any merger with any Person that was not a wholly owned Subsidiary prior to such merger) any capital stock, evidences of indebtedness or other securities (including any option, warrant or other right to acquire any of the foregoing) of, make or permit to exist any loans or advances to, Guarantee any obligations of, or make or permit to exist any investment or any other interest in, any other Person, or purchase or otherwise acquire (in one transaction or a series of transactions) any assets of any other Person constituting a business unit, except:

(a) Permitted Investments;

(b) investments by the Borrower existing on the date hereof in the capital stock of its Subsidiaries;

(c) loans or advances made by the Borrower to any Subsidiary and made by any Subsidiary to the Borrower or any other Subsidiary;

(d) Guarantees constituting Indebtedness permitted by Section 6.01;

(e) Permitted Acquisitions;

(f) investments arising out of the receipt by the Borrower or any Subsidiary of noncash consideration for any sale of assets permitted by this Agreement, not to exceed $2,500,000 in the aggregate at any time outstanding;

(g) loans and advances to employees of the Borrower or any of its Subsidiaries, provided that such loans and advances shall not exceed $5,000,000 in the aggregate at any time outstanding;

(h) Hedging Agreements permitted pursuant to Section 6.01(i);

(i) investments by the Borrower or any Subsidiary in the capital stock or other equity interest of any Joint Venture, provided that the aggregate amount of such investments permitted under this clause (i) shall not exceed at any one time outstanding $15,000,000 (calculated, on any date (the "Reference Date") by adding, to the extent such amount is outstanding, the sum of (a) the aggregate amount of all cash dividends and other cash distributions received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date (other than the portion of any such dividends and other distributions that is used by the Borrower or any Subsidiary to pay taxes), (b) the aggregate amount of all cash repayments of principal received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date in respect of loans made by the Borrower or any Subsidiary to such Joint Venture, and (c) the aggregate amount of all net cash proceeds received by the Borrower or any Subsidiary in connection with the sale, transfer or other disposition of its ownership interest in any Joint Venture on or prior to the Reference Date) less the aggregate amount of loans, advances and Indebtedness outstanding under
Section 6.04(j);

(j) loans and advances made by the Borrower or any Subsidiary to, and Guarantees of Indebtedness on behalf of, any Joint Venture, provided that the aggregate amount of such loans, advances and Guarantees permitted under this clause (j) shall not exceed at any one time outstanding $15,000,000 (calculated, on any date (the "Reference Date") by adding, to the extent such amount is outstanding, the sum of (a) the aggregate amount of all cash dividends and other cash distributions received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date (other than the portion of any such dividends and other distributions that is used by the Borrower or any Subsidiary to pay taxes), (b) the aggregate amount of all cash repayments of principal received by the Borrower or any Subsidiary from any Joint Venture on or prior to the Reference Date in respect of loans made by the Borrower or any Subsidiary to such Joint Venture, and (c) the aggregate amount of all net cash proceeds received by the Borrower or any Subsidiary in connection with the sale, transfer or other disposition of its ownership interest in any Joint Venture on or prior to the Reference Date) less the amount of investments outstanding under Section 6.04(i);

(k) investments received in connection with the bankruptcy or reorganization of, or settlement of delinquent accounts and disputes with, customers and suppliers, in each case in the ordinary course of business;

(l) investments by the Borrower or any Subsidiary in the capital stock of any wholly owned Subsidiary; or

(m) Guarantees constituting Indebtedness pursuant to Section 6.01(k), provided that such Guarantees shall not be given with respect to Indebtedness that exceeds in the aggregate at any time outstanding $5,000,000 minus the aggregate amount of loans and advances outstanding under Section 6.04(g).

SECTION 6.05. Hedging Agreements. The Borrower will not, and will not permit any of its Subsidiaries to, enter into any Hedging Agreement, other than Hedging Agreements entered into in the ordinary course of business to hedge or mitigate risks to which the Borrower or any Subsidiary is exposed in the conduct of its business or the management of its liabilities.

SECTION 6.06. Restricted Payments. The Borrower will not, and will not permit any of its Subsidiaries to, declare or make, or agree to pay or make, directly or indirectly, any Restricted Payment, except (a) the Borrower may declare and pay dividends with respect to its capital stock (i) payable solely in additional shares of its common stock at any time and from time to time, and (ii) payable in cash at any time and from time to time, provided that, in the case of clause
(ii), the Consolidated Net Worth at the time of declaration is greater than or equal to an amount equal to (A) $47,000,000 plus (B) an amount equal to 40% of Consolidated Net Income for each fiscal quarter beginning after November 30, 1998 that precedes the declaration date of such cash dividend, after giving pro forma effect to such cash dividend, (b) Subsidiaries may declare and pay dividends ratably with respect to their capital stock, and (c) the Borrower may make Restricted Payments pursuant to and in accordance with stock option plans or other benefit plans for management or employees of the Borrower and its Subsidiaries.

SECTION 6.07. Transactions with Affiliates. The Borrower will not, and will not permit any of its Subsidiaries to, sell, lease or otherwise transfer any property or assets to, or purchase, lease or otherwise acquire any property or assets from, or otherwise engage in any other transactions with, any of its Affiliates, except (a) in the ordinary course of business at prices and on terms and conditions not less favorable to the Borrower or such Subsidiary than could be obtained on an arm's-length basis from unrelated third parties, (b) transactions between or among the Borrower and its wholly owned Subsidiaries not involving any other Affiliate and (c) any Restricted Payment permitted by
Section 6.06.

SECTION 6.08. Restrictive Agreements. The Borrower will not, and will not permit any of its Subsidiaries to, directly or indirectly, enter into, incur or permit to exist any agreement or other arrangement that prohibits, restricts or imposes any condition upon (a) the ability of the Borrower or any Subsidiary to create, incur or permit to exist any Lien upon any of its property or assets, or (b) the ability of any Subsidiary to pay dividends or other distributions with respect to any shares of its capital stock or to make or repay loans or advances to the Borrower or any other Subsidiary or to Guarantee Indebtedness of the Borrower or any other Subsidiary; provided that (i) the foregoing shall not apply to restrictions and conditions imposed by law or by this Agreement, (ii) the foregoing shall not apply to restrictions and conditions existing on the date hereof identified on Schedule 6.08 (but shall apply to any extension or renewal of, or any amendment or modification expanding the scope of, any such restriction or condition), (iii) the foregoing shall not apply to customary restrictions and conditions contained in agreements relating to the sale of a Subsidiary pending such sale, provided that such restrictions and conditions apply only to the Subsidiary that is to be sold and such sale is permitted hereunder, (iv) clause (a) of the foregoing shall not apply to restrictions or conditions imposed by any agreement relating to secured Indebtedness permitted by this Agreement if such restrictions or conditions apply only to the property or assets securing such Indebtedness and (v) clause
(a) of the foregoing shall not apply to customary provisions in leases and other contracts restricting the assignment thereof.

SECTION 6.09. Certain Financial Covenants.

(a) Leverage  Ratio.  The Borrower will not permit the Leverage  Ratio to exceed
2.0 to 1.0 as at the last day of any fiscal quarter.

(b) Consolidated Net Worth. The Borrower will not permit its Consolidated Net Worth to be less than $47,000,000 at any time.

(c) Fixed Charge Ratio. The Borrower will not permit the Fixed Charge Ratio to be less than 2.5 to 1.0 as at the last day of any fiscal quarter.


                                ARTICLE VII

                             Events of Default

If any of the following events ("Events of Default") shall occur:

(a) the Borrower shall fail to pay any principal of any Loan or any reimbursement obligation in respect of any LC Disbursement when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or otherwise;

(b) the Borrower shall fail to pay any interest on any Loan or any fee or any other amount (other than an amount referred to in clause (a) of this Article) payable under this Agreement, when and as the same shall become due and payable, and such default shall continue unremedied for a period of five Business Days;

(c) any representation or warranty made or deemed made by or on behalf of the Borrower or any Subsidiary in or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, or in any report, certificate, financial statement or other document furnished pursuant to or in connection with this Agreement or any amendment or modification hereof or waiver hereunder, shall prove to have been incorrect, in any material respect, when made or deemed made;

(d) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in Section 5.02, 5.03 (with respect to the Borrower's existence) or 5.08 or in Article VI;

(e) the Borrower shall fail to observe or perform any covenant, condition or agreement contained in this Agreement (other than those specified in clause (a), (b) or (d) of this Article), and such failure shall continue unremedied for a period of 30 days after notice thereof from the Bank to the Borrower;

(f) the Borrower or any Subsidiary shall fail to make any payment (whether of principal or interest and regardless of amount) in respect of any Material Indebtedness, when and as the same shall become due and payable (after all requisite notices have been given and all applicable grace periods have expired);

(g) any event or condition occurs that results in any Material Indebtedness becoming due prior to its scheduled maturity or that enables or permits (with or without the giving of notice), the lapse of time or both) the holder or holders of any Material Indebtedness or any trustee or agent on its or their behalf to cause any Material Indebtedness to become due, or to require the prepayment, repurchase, redemption or defeasance thereof, prior to its scheduled maturity; provided that this clause (g) shall not apply to secured Indebtedness that becomes due as a result of the voluntary sale or transfer of the property or assets securing such Indebtedness;

(h) an involuntary proceeding shall be commenced or an involuntary petition shall be filed seeking (i) liquidation, reorganization or other relief in respect of the Borrower or any Subsidiary or its debts, or of a substantial part of its assets, under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect or (ii) the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, and, in any such case, such proceeding or petition shall continue undismissed for 60 days or an order or decree approving or ordering any of the foregoing shall be entered;

(i) the Borrower or any Subsidiary shall (i) voluntarily commence any proceeding or file any petition seeking liquidation, reorganization or other relief under any Federal, state or foreign bankruptcy, insolvency, receivership or similar law now or hereafter in effect, (ii) consent to the institution of, or fail to contest in a timely and appropriate manner, any proceeding or petition described in clause (h) of this Article, (iii) apply for or consent to the appointment of a receiver, trustee, custodian, sequestrator, conservator or similar official for the Borrower or any Subsidiary or for a substantial part of its assets, (iv) file an answer admitting the material allegations of a petition filed against it in any such proceeding, (v) make a general assignment for the benefit of creditors or (vi) take any action for the purpose of effecting any of the foregoing;

(j) the Borrower or any Subsidiary shall become unable, admit in writing or fail generally to pay its debts as they become due;

(k) one or more judgments for the payment of money in an aggregate amount in excess of $1,000,000 (except to the extent covered by insurance) shall be rendered against the Borrower, any Subsidiary or any combination thereof and the same shall remain undischarged for a period of 30 consecutive days during which execution shall not be effectively stayed, or any action shall be legally taken by a judgment creditor to attach or levy upon any assets of the Borrower or any Subsidiary to enforce any such judgment;

(l) an ERISA Event shall have occurred that, in the opinion of the Required Lenders, when taken together with all other ERISA Events that have occurred, could reasonably be expected to result in a Material Adverse Effect; or

(m) a Change in Control shall occur;

then, and in every such event (other than an event with respect to the Borrower described in clause (h) or (i) of this Article), and at any time thereafter during the continuance of such event, the Bank may, by notice to the Borrower, take either or both of the following actions, at the same or different times:
(i) terminate the Commitment, and thereupon the Commitment shall terminate immediately, and (ii) declare the Loans then outstanding to be due and payable in whole (or in part, in which case any principal not so declared to be due and payable may thereafter be declared to be due and payable), and thereupon the principal of the Loans so declared to be due and payable, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall become due and payable immediately, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower; and in case of any event with respect to the Borrower described in clause (h) or (i) of this Article, the Commitment shall automatically terminate and the principal of the Loans then outstanding, together with accrued interest thereon and all fees and other obligations of the Borrower accrued hereunder, shall automatically become due and payable, without presentment, demand, protest or other notice of any kind, all of which are hereby waived by the Borrower.


                                 ARTICLE VIII

                                Miscellaneous

SECTION 8.01. Notices. Except in the case of notices and other communications expressly permitted to be given by telephone, all notices and other communications provided for herein shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, as follows:

(a) if to the Borrower, to it at One Greenwich Plaza, Greenwich, Connecticut 06830-6352, Attention of Ernest S. Wong, Senior Vice President & Chief Financial Officer (Telecopy No. 203-863-1725);

(b) if to Bank, to it at 999 Broad Street, Bridgeport, Connecticut 06604, Attention of T. David Short, Vice President (Telecopy No. 203-382-6314);

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

SECTION 8.02. Waivers; Amendments. (a) No failure or delay by the Bank or the Issuing Bank in exercising any right or power hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such right or power, or any abandonment or discontinuance of steps to enforce such a right or power, preclude any other or further exercise thereof or the exercise of any other right or power. The rights and remedies of the Bank and the Issuing Bank hereunder are cumulative and are not exclusive of any rights or remedies that they would otherwise have. No waiver of any provision of this Agreement or consent to any departure by the Borrower therefrom shall in any event be effective unless the same shall be permitted by paragraph (b) of this Section, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. Without limiting the generality of the foregoing, the making of a Loan or the issuance of a Letter of Credit shall not be construed as a waiver of any Default, regardless of whether the Bank or the Issuing Bank may have had notice or knowledge of such Default at the time.

(b) Neither this Agreement nor any provision hereof may be waived, amended or modified except pursuant to an agreement or agreements in writing entered into by the Borrower and the Required Lenders; provided that no such agreement shall
(i) increase the Commitment of any Lender without the written consent of such Lender, (ii) reduce the principal amount of any Loan or LC Disbursement or reduce the rate of interest thereon, or reduce any fees payable hereunder, without the written consent of each Lender affected thereby, (iii) postpone the date of any scheduled payment of the principal amount of any Loan or LC Disbursement, or any interest thereon, or any fees payable hereunder, or reduce the amount of, waive or excuse any such scheduled payment, or postpone the scheduled date of expiration of any Commitment, without the written consent of each Lender affected thereby or (iv) change any of the provisions of this Section or the definition of "Required Lenders" or any other provision hereof specifying the number or percentage of Lenders required to waive, amend or modify any rights hereunder or make any determination or grant any consent hereunder, without the written consent of each Lender.

SECTION 8.03. Expenses; Indemnity; Damage Waiver. (a) The Borrower shall pay (i) all reasonable out-of-pocket expenses incurred by the Bank and its Affiliates, including the reasonable fees, charges and disbursements of counsel for the Bank and costs allocated by its internal legal department, in connection with the preparation and administration of this Agreement or any amendments, modifications or waivers of the provisions hereof (whether or not the transactions contemplated hereby or thereby shall be consummated), (ii) all reasonable out-of-pocket expenses incurred by the Issuing Bank in connection with the issuance, amendment, renewal or extension of any Letter of Credit or any demand for payment thereunder, and (iii) all reasonable out-of-pocket expenses incurred by the Bank or the Issuing Bank, including the fees, charges and disbursements of any counsel for the Bank or the Issuing Bank, in connection with the enforcement or protection of its rights in connection with this Agreement, including its rights under this Section, or in connection with the Loans made or Letters of Credit issued hereunder, including all such out-of-pocket expenses incurred during any workout, restructuring or negotiations in respect of such Loans or Letters of Credit.

(b) The Borrower shall indemnify the Bank, the Issuing Bank and each Related Party of any of the foregoing Persons (each such Person being called an "Indemnitee") against, and hold each Indemnitee harmless from, any and all losses, claims, damages, liabilities and related expenses, including the fees, charges and disbursements of any counsel for any Indemnitee, incurred by or asserted against any Indemnitee arising out of, in connection with, or as a result of (i) the execution or delivery of this Agreement or any agreement or instrument contemplated hereby, the performance by the parties hereto of their respective obligations hereunder or the consummation of the Transactions or any other transactions contemplated hereby, (ii) any Loan or Letter of Credit or the use of the proceeds therefrom (including any refusal by the Issuing Bank to honor a demand for payment under a Letter of Credit if the documents presented in connection with such demand do not strictly comply with the terms of such Letter of Credit), (iii) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Borrower or any of its Subsidiaries, or any Environmental Liability related in any way to the Borrower or any of its Subsidiaries, or (iv) any actual or prospective claim, litigation, investigation or proceeding relating to any of the foregoing, whether based on contract, tort or any other theory and regardless of whether any Indemnitee is a party thereto; provided that such indemnity shall not, as to any Indemnitee, be available to the extent that such losses, claims, damages, liabilities or related expenses are determined by a court of competent jurisdiction by final and nonappealable judgment to have resulted from the gross negligence or willful misconduct of such Indemnitee.

(c) To the extent permitted by applicable law, the Borrower shall not assert, and hereby waives, any claim against any Indemnitee, on any theory of liability, for special, indirect, consequential or punitive damages (as opposed to direct or actual damages) arising out of, in connection with, or as a result of, this Agreement or any agreement or instrument contemplated hereby, the Transactions, any Loan or Letter of Credit or the use of the proceeds thereof.

(d) All amounts due under this Section shall be payable promptly after written demand therefor.

SECTION 8.04. Successors and Assigns. (a) The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns permitted hereby (including any Affiliate of the Issuing Bank that issues any Letter of Credit), except that the Borrower may not assign or otherwise transfer any of its rights or obligations hereunder without the prior written consent of the Bank (and any attempted assignment or transfer by the Borrower without such consent shall be null and void). Nothing in this Agreement, expressed or implied, shall be construed to confer upon any Person (other than the parties hereto, their respective successors and assigns permitted hereby (including any Affiliate of the Issuing Bank that issues any Letter of Credit) and, to the extent expressly contemplated hereby, the Related Parties of the Bank and the Issuing Bank) any legal or equitable right, remedy or claim under or by reason of this Agreement.

(b) The Bank may assign to one or more assignees all or a portion of its rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans at the time owing to it); provided that, except in the case of an assignment to an Affiliate of the Bank, the Borrower must give its prior written consent to such assignment (which consent shall not be unreasonably withheld); and provided further that any consent of the Borrower otherwise required under this paragraph shall not be required if an Event of Default under clause (h) or (i) of Article VII has occurred and is continuing. Subject to notification of an assignment, the assignee shall be a party hereto and, to the extent of the interest assigned, have the rights and obligations of the Bank under this Agreement, and the Bank shall, to the extent of the interest assigned, be released from its obligations under this Agreement (and, in the case of an assignment covering all of the Bank's rights and obligations under this Agreement, the Bank shall cease to be a party hereto but shall continue to be entitled to the benefits of Sections 2.12, 2.13, 2.14 and 8.03). Any assignment or transfer by the Bank of rights or obligations under this Agreement that does not comply with this paragraph shall be treated for purposes of this Agreement as a sale by the Bank of a participation in such rights and obligations in accordance with paragraph (e) of this Section.

(c) Chase, acting for this purpose as an agent of the Borrower, will maintain at one of its offices in The City of New York a copy of each Assignment and Acceptance delivered to it and a register for the recordation of the names and addresses of the Lenders, and the Commitment of, and principal amount of the Loans and LC Disbursements owing to, each Lender pursuant to the terms hereof from time to time (the "Register"). The entries in the Register shall be conclusive, and the Borrower and the Lenders may treat each Person whose name is recorded in the Register pursuant to the terms hereof as a Lender hereunder for all purposes of this Agreement, notwithstanding notice to the contrary. The Register shall be available for inspection by the Borrower and any Lender, at any reasonable time and from time to time upon reasonable prior notice.

(d) Upon its receipt of a duly completed Assignment and Acceptance executed by an assigning Lender and an assignee and any written consent to such assignment required by paragraph (b) of this Section, Chase shall accept such Assignment and Acceptance and record the information contained therein in the Register. No assignment shall be effective for purposes of this Agreement unless it has been recorded in the Register as provided in this paragraph.

(e) The Bank may, without the consent of the Borrower, sell participations to one or more banks or other entities (a "Participant") in all or a portion of the Bank's rights and obligations under this Agreement (including all or a portion of its Commitment and the Loans owing to it); provided that (i) the Bank's obligations under this Agreement shall remain unchanged, (ii) the Bank shall remain solely responsible to the other parties hereto for the performance of such obligations and (iii) the Borrower shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations under this Agreement. Any agreement or instrument pursuant to which the Bank sells such a participation shall provide that the Bank shall retain the sole right to enforce this Agreement and to approve any amendment, modification or waiver of any provision of this Agreement; provided that such agreement or instrument may provide that the Bank will not, without the consent of the Participant, agree to any amendment, modification or waiver described in the first proviso to Section 8.02(b) that affects such Participant. Subject to paragraph (d) of this Section, the Borrower agrees that each Participant shall be entitled to the benefits of Sections 2.12, 2.13 and 2.14 to the same extent as if it were the Bank and had acquired its interest by assignment pursuant to paragraph (b) of this Section.

(f) A  Participant  shall not be entitled to receive any greater  payment  under
Section 2.13 or 2.15 than the Bank would have been entitled to receive with respect to the participation sold to such Participant, unless the sale of the participation to such Participant is made with the Borrower's prior written consent.

(g) The Bank may at any time pledge or assign a security interest in all or any portion of its rights under this Agreement to secure obligations of the Bank, including any pledge or assignment to secure obligations to a Federal Reserve Bank, and this Section shall not apply to any such pledge or assignment of a security interest; provided that no such pledge or assignment of a security interest shall release the Bank from any of its obligations hereunder or substitute any such pledgee or assignee for the Bank as a party hereto.

SECTION 8.05. Survival. All covenants, agreements, representations and warranties made by the Borrower herein and in the certificates or other instruments delivered in connection with or pursuant to this Agreement shall be considered to have been relied upon by the Bank and shall survive the execution and delivery of this Agreement and the making of any Loans and the issuance of any Letters of Credit, regardless of any investigation made by the Bank or on its behalf and notwithstanding that the Bank or the Issuing Lender may have had notice or knowledge of any Default or incorrect representation or warranty at the time any credit is extended hereunder, and shall continue in full force and effect as long as the principal of or any accrued interest on any Loan or any fee or any other amount payable under this Agreement is outstanding and unpaid or any Letter of Credit is outstanding and so long as the Commitment has not expired or terminated. The provisions of Sections 2.13, 2.14, 2.15 and 8.03 and
Article VII shall survive and remain in full force and effect regardless of the consummation of the transactions contemplated hereby, the repayment of the Loans, the expiration or termination of the Letters of Credit and the Commitment or the termination of this Agreement or any provision hereof.

SECTION 8.06. Counterparts;  Integration;  Effectiveness.  This Agreement may be
executed in counterparts (and by different parties hereto on different counterparts), each of which shall constitute an original, but all of which when taken together shall constitute a single contract. This Agreement and any separate letter agreements with respect to fees payable to the Bank constitute the entire contract among the parties relating to the subject matter hereof and supersede any and all previous agreements and understandings, oral or written, relating to the subject matter hereof. Except as provided in Section 4.01, this Agreement shall become effective when it shall have been executed by the Bank and when the Bank shall have received a counterpart hereof which bears the signature of the Borrower, and thereafter shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Delivery of an executed counterpart of a signature page of this Agreement by telecopy shall be effective as delivery of a manually executed counterpart of this Agreement.

SECTION 8.07. Severability. Any provision of this Agreement held to be invalid, illegal or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such invalidity, illegality or unenforceability without affecting the validity, legality and enforceability of the remaining provisions hereof; and the invalidity of a particular provision in a particular jurisdiction shall not invalidate such provision in any other jurisdiction.

SECTION 8.08. Right of Setoff. If an Event of Default shall have occurred and be continuing, the Bank and each of its Affiliates is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other obligations at any time owing by the Bank and such Affiliate to or for the credit or the account of the Borrower against any of and all the obligations of the Borrower now or hereafter existing under this Agreement held by the Bank, irrespective of whether or not the Bank shall have made any demand under this Agreement and although such obligations may be unmatured. The rights of the Bank under this Section are in addition to other rights and remedies (including other rights of setoff) which the Bank may have.

SECTION 8.09. Governing Law; Jurisdiction; Consent to Service of Process. (a) This Agreement shall be construed in accordance with and governed by the law of the State of New York.

(b) The Borrower hereby irrevocably and unconditionally submits, for itself and its property, to the nonexclusive jurisdiction of the Supreme Court of the State of New York sitting in New York County and of the United States District Court of the Southern District of New York, and any appellate court from any thereof, in any action or proceeding arising out of or relating to this Agreement, or for recognition or enforcement of any judgment, and each of the parties hereto hereby irrevocably and unconditionally agrees that all claims in respect of any such action or proceeding may be heard and determined in such New York State or, to the extent permitted by law, in such Federal court. Each of the parties hereto agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. Nothing in this Agreement shall affect any right that the Bank may otherwise have to bring any action or proceeding relating to this Agreement against the Borrower or its properties in the courts of any jurisdiction.

(c) The Borrower hereby irrevocably and unconditionally waives, to the fullest extent it may legally and effectively do so, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement in any court referred to in paragraph (b) of this Section. Each of the parties hereto hereby irrevocably waives, to the fullest extent permitted by law, the defense of an inconvenient forum to the maintenance of such action or proceeding in any such court.

(d) Each party to this Agreement irrevocably consents to service of process in the manner provided for notices in Section 8.01. Nothing in this Agreement will affect the right of any party to this Agreement to serve process in any other manner permitted by law.

SECTION 8.10. WAIVER OF JURY TRIAL. EACH PARTY HERETO HEREBY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY RIGHT IT MAY HAVE TO A TRIAL BY JURY IN ANY LEGAL PROCEEDING DIRECTLY OR INDIRECTLY ARISING OUT OF OR RELATING TO THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY (WHETHER BASED ON CONTRACT, TORT OR ANY OTHER THEORY). EACH PARTY HERETO (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF ANY OTHER PARTY HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT SUCH OTHER PARTY WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVER AND (B) ACKNOWLEDGES THAT IT AND THE OTHER PARTIES HERETO HAVE BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE MUTUAL WAIVERS AND CERTIFICATIONS IN THIS SECTION.

SECTION 8.11. Headings. Article and Section headings and the Table of Contents used herein are for convenience of reference only, are not part of this
Agreement and shall not affect the construction of, or be taken into consideration in interpreting, this Agreement.

SECTION 8.12. Confidentiality. Each of the Bank and the Issuing Bank agrees to maintain the confidentiality of the Information (as defined below), except that Information may be disclosed (a) to its and its Affiliates' directors, officers, employees and agents, including accountants, legal counsel and other advisors (it being understood that the Persons to whom such disclosure is made will be informed of the confidential nature of such Information and instructed to keep such Information confidential), (b) to the extent requested by any regulatory authority, (c) to the extent required by applicable laws or regulations or by any subpoena or similar legal process, (d) to any other party to this Agreement,
(e) in connection with the exercise of any remedies hereunder or any suit, action or proceeding relating to this Agreement or the enforcement of rights hereunder, (f) subject to an agreement containing provisions substantially the same as those of this Section, to any assignee of or Participant in, or any prospective assignee of or Participant in, any of its rights or obligations under this Agreement, (g) with the consent of the Borrower or (h) to the extent such Information (i) becomes publicly available other than as a result of a breach of this Section or (ii) becomes available to the Bank or the Issuing Bank on a nonconfidential basis from a source other than the Borrower. For the purposes of this Section, "Information" means all information received from the Borrower relating to the Borrower or its business, other than any such information that is available to the Bank on a nonconfidential basis prior to disclosure by the Borrower; provided that, in the case of information received from the Borrower after the date hereof, such information is clearly identified at the time of delivery as confidential. Any Person required to maintain the confidentiality of Information as provided in this Section shall be considered to have complied with its obligation to do so if such Person has exercised the same degree of care to maintain the confidentiality of such Information as such Person would accord to its own confidential information.

SECTION 8.13. Interest Rate Limitation. Notwithstanding anything herein to the contrary, if at any time the interest rate applicable to any Loan, together with all fees, charges and other amounts which are treated as interest on such Loan under applicable law (collectively the "Charges"), shall exceed the maximum lawful rate (the "Maximum Rate") which may be contracted for, charged, taken, received or reserved by the Bank in accordance with applicable law, the rate of interest payable in respect of such Loan hereunder, together with all Charges payable in respect thereof, shall be limited to the Maximum Rate and, to the extent lawful, the interest and Charges that would have been payable in respect of such Loan but were not payable as a result of the operation of this Section shall be cumulated and the interest and Charges payable to the Bank in respect of other Loans or periods shall be increased (but not above the Maximum Rate therefor) until such cumulated amount, together with interest thereon at the Federal Funds Effective Rate to the date of repayment, shall have been received by the Bank.


      REMAINDER OF PAGE INTENTIONALLY LEFT BLANK - SIGNATURE PAGE FOLLOWS

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.
                          FACTSET RESEARCH SYSTEMS INC.

                          By /s/ ERNEST S. WONG
                                 Ernest S. Wong
                                 Senior Vice President, Chief Financial Officer and Secretary

                          THE CHASE MANHATTAN BANK

                          By  /s/ DAVID SHORT
                                  David Short
                                  Vice President

                                  EXHIBIT A

                      OPINION OF COUNSEL FOR THE BORROWER

                  [APPROVED VERSION TO BE SUPPLIED BY COUNSEL]

                                Schedule 3.06
                              Disclosed Matters


                                     None

                                Schedule 3.09
                                 Tax Matters



New York State Franchise Tax Inquiry
FYE 8/31/93 (refund claim of $167 open only), 8/31/94, 8/31/95, 8/31/96

New York State Sales/Use Tax Inquiry
The period from 9/1/86 to 8/31/96

Connecticut State Income Tax Inquiry
The period from 9/1/92 to 8/31/97

City of New York Income Tax Inquiry
The period from 0/1/96 to 8/31/97

Other Sales/Use Tax filing compliance issues

                                Schedule 6.01
                            Existing Indebtedness



 Issuing Bank                      Amount           Beneficiary
 --------------------------------- ---------------- ----------------------------
 The Chase Manhattan Bank          $40,541.67       Conair Corporation
                                                    (Expiration date 4/28/99)
 --------------------------------- ---------------- ----------------------------
 The Chase Manhattan Bank          $170,865.00      Greenwich Plaza Inc.
                                                    c/o Ashforth Properties
                                                    (Expiration date 5/5/99)
 --------------------------------- ---------------- ----------------------------
 Morgan Guaranty Trust             $68,010.00       Ninety Park Avenue LLC
 Company of New York                                (Expiration date 12/31/98)

                                 Schedule 6.02
                                 Existing Liens

                                      None

                                  Schedule 6.08
                              Existing Restrictions



                                       None