Form 10-Q
period 1999-02-28
FACTSET RESEARCH SYSTEMS INC
filed 1999-04-14
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 28, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at February 28, 1999
 ...................                     ................................

Common Stock, par value $.01            15,458,004

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three and six months ended February 28, 1999 and 1998......3


           Consolidated Statements of Financial Condition
            at February 28, 1999 and at August 31, 1998........................4


           Consolidated Statements of Cash Flows
            for the six months ended February 28, 1999 and 1998................5


           Notes to the Consolidated Financial Statements......................6



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................9



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................15


Item 2.   Changes in Securities...............................................15


Item 3.   Defaults Upon Senior Securities.....................................15


Item 4.   Submission of Matters to a Vote of Security Holders.................15


Item 5.   Other Information...................................................15


Item 6.   Exhibits and Reports on Form 8-K....................................15


Signatures....................................................................15




FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME-Unaudited                   Three Months Ended       Six Months Ended
In thousands, except per share data                               February 28,            February 28,
                                                                1999       1998         1999       1998
 .......................................................................................................

Subscription Revenues
Commissions                                                  $10,076     $8,203      $19,522    $15,979
Fees                                                          15,159     10,854       29,543     20,572
                                                              ------     ------       ------     ------
Total subscription revenues                                   25,235     19,057       49,065     36,551
                                                              ------     ------       ------     ------
 .......................................................................................................

Expenses
Cost of services                                               9,053      7,630       17,564     14,501
Selling, general, and administrative                           9,228      6,571       17,953     12,596
                                                              ------      -----       ------      -----
Total operating expenses                                      18,281     14,201       35,517     27,097
 .......................................................................................................

Operating income                                               6,954      4,856       13,548      9,454
Other income                                                     452        384          945        751
                                                               -----      -----        -----      -----
Income before income taxes and extraordinary gain              7,406      5,240       14,493     10,205
Income taxes                                                   2,891      2,311        5,658      4,501
                                                              ------     ------       ------     ------
Net income before extraordinary gain                           4,515      2,929        8,835      5,704

Extraordinary gain, net of income taxes                            0        242            0        242
                                                              ------     ------        -----      -----
Net income                                                    $4,515     $3,171       $8,835     $5,946
                                                              ======     ======       ======     ======

 .......................................................................................................
Basic earnings per common share                                $0.29      $0.22        $0.58      $0.41

Diluted earnings per common share                              $0.27      $0.19        $0.53      $0.36
 .......................................................................................................
Weighted average common shares(Basic)                         15,242     14,423       15,146     14,409

Weighted average common shares(Diluted)                       16,805     16,424       16,565     16,412
 .......................................................................................................


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                      February 28,   August 31,
Unaudited and in thousands                                    1999         1998
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $44,627      $37,631
Receivable from clients and clearing brokers                13,450       11,121
Receivable from employees                                      400          533
Deferred taxes                                               4,078        4,034
Other current assets                                           421          921
                                                            ------       ------
Total current assets                                        62,976       54,240
 ...............................................................................

PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS
Property, equipment, and leasehold improvements, at cost    48,001       38,839
Less accumulated depreciation                              (28,408)     (24,159)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        19,593       14,680
 ...............................................................................

OTHER NON-CURRENT ASSETS
Deferred taxes                                               1,512        1,250
Other assets                                                   167          386
                                                           -------      -------
TOTAL ASSETS                                               $84,248      $70,556
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      February 28,   August 31,
Unaudited and in thousands                                    1999         1998
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $7,855       $4,755
Accrued compensation                                         6,830        6,155
Deferred fees and commissions                                4,469        4,546
Current taxes payable                                        2,633        3,513
Deferred rent                                                   74           92
                                                            ------       ------
Total current liabilities                                   21,861       19,061
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                  442          470
                                                            ------       ------
Total liabilities                                           22,303       19,531
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                   155           97
Capital in excess of par value                               5,351        2,934
Retained earnings                                           57,274       48,439
Less treasury stock                                           (835)        (445)
                                                            ------       ------
Total stockholders' equity                                  61,945       51,025
                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $84,248      $70,556
                                                           =======      =======

The accompanying notes are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
                                                 Six Months Ended February 28,
Unaudited and in thousands                                       1999     1998
 ..............................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $8,835   $5,946
Adjustments to reconcile net income to net
cash provided by operating activities
     Gain on sale of investment                                     0     (433)
     Depreciation and amortization                              4,249    2,637
     Deferred tax expense (benefit)                              (306)     180
     Accrued ESOP contribution                                    500      375
                                                                -----    -----
Net income adjusted for non-cash items                         13,278    8,705
Changes in working capital
     Receivable from clients and clearing brokers              (2,329)  (1,912)
     Accounts payable and accrued expenses                      3,100    4,100
     Accrued compensation                                         930      934
     Deferred fees and commissions                                (77)  (1,034)
     Current taxes payable                                       (880)  (2,323)
     Other working capital accounts, net                          806      707
                                                                -----    -----
Net cash provided by operating activities                      14,828    9,177
 ..............................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and
     leasehold improvements                                    (9,162)  (6,862)
Proceeds from sale of investments                                   0    1,389
                                                                -----   ------
Net cash used in investing activities                          (9,162)  (5,473)
 ..............................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock from employees                        (390)      (5)
Proceeds from exercise of stock options                         1,720       71
                                                                -----      ---
Net cash provided by financing activities                       1,330       66
 ..............................................................................

Net increase in cash and cash equivalents                       6,996    3,770
Cash and cash equivalents at beginning of period               37,631   26,816
                                                              -------  -------
Cash and cash equivalents at end of period                    $44,627  $30,586
                                                              =======  =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FactSet Research Systems Inc. February 28, 1999
(Unaudited)

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

2. ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 1998. Interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The interim financial statements should be read in connection with the audited financial statements (including the footnotes thereto) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998.

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

Cash and Cash Equivalents
Cash and cash equivalents consists of demand deposits and money market investments.

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

New  Accounting  Pronouncements
In March 1998, Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued. This statement is effective for the Company's fiscal year ending in 2000. The potential impact from adopting this statement on the Company's results is under evaluation.

3. COMPREHENSIVE INCOME

In fiscal  1999,  the  Company  adopted  SFAS No. 130,  REPORTING  COMPREHENSIVE
INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the quarter and six months ending February 28, 1999, there were no differences between comprehensive income and net income. This statement did not have any effect on the Company's financial position or results of operation, as it requires only additions to current disclosures.

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

Segment Information
Thousands                                        U.S.   International      Total
 ................................................................................
Quarter Ended February 28, 1999

Revenues from external clients                $21,651          $3,584    $25,235
Segment operating profit*                       5,696           1,258      6,954
Total assets as of 2/28/99                     79,482           4,766     84,248
Capital expenditures                            5,807             351      6,158
 ................................................................................
Quarter Ended February 28, 1998

Revenues from external clients                $16,737          $2,320    $19,057
Segment operating profit*                       3,952             904      4,856
Total assets as of 2/28/98                     55,622           2,959     58,581
Capital expenditures                            5,894             130      6,024
 ................................................................................
For the Six Months Ended February 28, 1999

Revenues from external clients                $42,192          $6,873    $49,065
Segment operating profit*                      10,528           3,020     13,548
Capital expenditures                            8,495             667      9,162
 ................................................................................
For the Six Months Ended February 28, 1998

Revenues from external clients                $32,148          $4,403    $36,551
Segment operating profit*                       7,493           1,961      9,454
Capital expenditures                            6,677             185      6,862
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                     Three Months Ending             Six Months Ending
                                                         February 28,                    February 28,
Unaudited and in thousands, except per share data      1999      1998   Change        1999       1998    Change
 ...............................................................................................................
Revenues                                            $25,235   $19,057    32.4%     $49,065    $36,551     34.2%
Operating  expenses                                  18,281    14,201    28.7       35,517     27,097     31.1
Operating income                                      6,954     4,856    43.2       13,548      9,454     43.3
Income before income taxes and extraordinary gain     7,406     5,240    41.3       14,493     10,205     42.0
Net income before extraordinary gain                  4,515     2,929    54.1        8,835      5,704     54.9
Extraordinary gain, net of income taxes                   0       242                    0        242
Net income                                            4,515     3,171    42.4        8,835      5,946     48.6
Earnings per share(Diluted)                           $0.27     $0.19    42.1%       $0.53      $0.36     47.2%
 ...............................................................................................................


REVENUES
Revenues for the quarter ended February 28, 1999 increased 32.4% to $25.2 million versus $19.1 million for the year ago quarter. This marked the ninth straight quarter which revenue growth exceeded 30%. For the first half of the year, revenues increased 34.2% to $49.1 million. Revenue growth has been the result of increased subscriptions to services, databases and passwords, as well as new client additions.

Quarterly revenues from international operations were up 54% and totaled $3.6 million. Revenue growth from European operations was 55%. Asia Pacific revenues grew by 53%. Overseas revenues over the first half of fiscal 1999 increased 56% to $6.9 million versus the comparable period of fiscal 1998. Revenues from international sources accounted for over 14% of consolidated revenues for both the second fiscal quarter and the first half of fiscal 1999, up from 12% for the comparable periods a year earlier periods.

CLIENT COMMITMENTS & PASSWORDS

Client commitments reached $103.2 million at February 28, 1999, up 31% over the previous year. Additional services, databases, and a 45% increase in password subscriptions increased the average annual commitment per client 15% to $173,000. ("Commitments" at a given point in time represent the forward-looking revenues for the next 12 months from on all services currently being supplied to clients.) At February 28, 1999, no individual client accounted for more than 4% of total commitments, and commitments among the top ten clients did not exceed 15% of the total. As a matter of policy, the Company does not seek to enter into written contracts with its clients. Accordingly, clients are free to add or delete services at any time. Historically, commitments have grown in virtually every month.

Password count at the beginning and end of the second quarter of fiscal 1999 was 18,000. An increased user base among investment management clients was offset by a reduction of passwords in several of the Company's largest investment banking clients. Recent fluctuations in the number of users among investment banking clients reduces the likelihood that quarter-over-quarter commitment growth rates will remain above 30% over the short-term.

CLIENT COUNT
The number of clients using FactSet rose to 595, a net addition of 74 clients over the past twelve months. Retention of existing clients continued at a 95% rate.

OPERATING EXPENSES

COST OF SERVICES
Cost of services for the quarter ended February 28, 1999 increased 18.7% to $9.1 million compared to the prior year period. For the first half of the year, cost of services increased 21.1% to $17.6 million. For both periods, the addition of new employees and increased depreciation were the primary reasons for these increases. For the quarter ended February 28, 1999, cost of services represented 35.9% of total revenues, down from 40% a year ago. For the first half of fiscal 1999, cost of services represented 35.8% of total revenues, down from 39.7% in the comparable period of fiscal 1998. This margin improvement was a result of declining clearing fees and data costs as a percentage of revenues offset by additional compensation and depreciation.

Employee Compensation and Benefits
Compensation and benefits for the applications engineering and consulting groups rose $1 million for the second quarter of fiscal 1999 compared to the prior year. For the first half of fiscal 1999, employee compensation and benefits rose $2.2 million. Employee additions and merit raises drove this increase. In order to support the continuing growth and the client base of the Company, the applications engineering and consulting departments increased staff by 51% over the past twelve months.

Depreciation Expense
Depreciation expense on computers increased $526,000 for the three months ended February 28, 1999. Depreciation expense for the first 6 months of the year increased $1.2 million. These increases are the result of higher levels of computer equipment capital spending to upgrade and increase mainframe capacity.

Clearing Fees
Higher margins are generated from cash fees than commission revenues, although net revenues to the Company are approximately the same under both payment methods. Clients electing to settle obligations through commissions on securities transactions pay a higher amount than cash-paying clients in order to cover broker clearing charges paid by the Company. For the three months and six months ending February 28, 1999, commission revenues declined as a percentage of total revenues from approximately 43% to 40%. The end result of this decrease is declining clearing fees as a percentage of revenues by 0.63% for the quarter and 1.2% for the six months ended February 28, 1999.

Data Costs
Data costs for the first half of the year declined as a percentage of revenues, primarily due to strong revenue growth and certain database charges previously charged to FactSet that are currently paid directly to the client by the database supplier. Increased revenues and the decline in data costs contributed 3% to operating margin improvement for the quarter and first half of 1999.

SELLING, GENERAL AND ADMINISTRATIVE
For the second quarter of fiscal 1999, selling, general, and administrative ("SG&A") expenses grew 40% over the prior year period, totalling $9.2 million. During the first half of fiscal 1999, SG&A expenses rose 43% to $18.0 million . The increase in SG&A expense is mainly attributable to additional employee compensation and the expansion of office facilities.

Employee Compensation and Benefits
Employee compensation and benefits for the sales, product development, and various other support departments grew by $1.25 million in the second quarter of fiscal 1999 compared to the prior year. For the six months ended February 28, 1999, employee compensation rose $2.68 million. Employee headcount grew by 28% for these departments during the 12 months ended February 28, 1999.

Rent Expense and Amortization of Leasehold Improvements
Rent and amortization expense increased by $454,000 for the quarter ended February 28, 1999 and $1.0 million for the first half of fiscal 1999 as compared to a year ago. Office openings in New York, Stamford, Hong Kong and Sydney during the past year, as well as expansion of the San Mateo and Tokyo offices were the factors behind the increase.

Foreign Currency
More than 95% of the Company's revenues are billed in U.S. dollars. The net monetary assets held by the Company's foreign offices was also immaterial. As a result, the Company's exposure to foreign currency fluctuations was insignificant.

Income Taxes
Income taxes decreased nearly 1% as a percentage of revenues for both the second quarter and first six months fiscal 1999 versus the prior year. This decline was the result of non-qualified stock option exercises and disqualifying dispositions of incentive stock options during the first six months of fiscal 1999. As a result, the Company's effective tax rate declined to 39% compared to 44% for the year ago periods.

Liquidity
For the six months ended February 28, 1999, cash generated by operating activities increased 61% to $14.8 million. This increase was primarily due to improved profitability and higher depreciation and amortization expenses.

Capital Expenditures
Cash used in investing activities for the six months ended February 28, 1999 was $9.2 million, up from fiscal 1998's comparable period total of $5.5 million. This increase was driven by capital expenditures in the Greenwich and New York computer centers and continued expansion of office space. During the first half of fiscal 1999, the Company's 10 Compaq GS 140 mainframe systems underwent major upgrades, adding approximately 50 percent to capacity. Main memory for each systems also increased by 60% to 16 gigabytes. Disk storage was boosted to increase system wide capacity of 2 terabytes.

Financing Operations and Capital Needs
At quarter end, cash and cash equivalents represented 53% or nearly $45 million of the Company's total assets. All of the Company's capital and operating expense requirements have been financed by cash from operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
In November 1998, the Company entered into two revolving credit facilities totaling $25 million for working capital and general corporate purposes. The Company has not drawn on either facility and has no present plans to utilize any portion of the available credit.

Forward-Looking Factors

CASH DIVIDEND
On March 16, 1999, the Company announced that its board of directors approved a regular quarterly dividend of $0.05 per share. The cash dividend will be paid on June 21, 1999 to common stockholders of record at the close of business on May 31, 1999.

CAPITAL SPENDING
In order to meet the requirements of its client user population and expand in the global marketplace, the Company has invested significantly in technology and its workforce. Capital spending, which amounted to $12 million in fiscal 1998, is likely to exceed $16 million for fiscal 1999. During fiscal 1999, leasehold improvements will account for approximately 25% of the total capital spending.

RECENT MARKET TRENDS
The U.S. and many of the European equity markets have reached record highs during past three fiscal years. Although the business environment in Asia has been difficult, the Company's Pacific Rim revenues have grown 54% during the first half of fiscal 1999 compared to the prior year. Historically, there has been little correlation between the performance of the global stock markets and the Company's results of operations. However, a prolonged global stock market decline could negatively impact some of the Company's clients (investment management firms and investment banks) and increase the likelihood of personnel reductions among FactSet's potential users base.

YEAR 2000
Almost all companies are confronted with business risks associated with the Year 2000 ("Y2K") because many computer hardware systems and software programs use only two digits to indicate a year. These systems and programs, therefore, may incorrectly process dates beyond 1999, which may result in information errors or system failures. The effort at FactSet to address issues concerning Y2K has been in progress since the fall of 1997. During this time FactSet has made progress in insuring against significant problems resulting from Y2K related issues. The Y2K issue extends beyond the Company's internal back-office systems to its mainframe centers and related application programs that support the entire client base. Given the relative importance of this issue, the Company recognizes the need to remain vigilant and is pursuing its analysis, assessment, and planning for the Y2K issue.

The Company's State of Readiness
Three broad areas have been identified as potential concerns for Y2K related problems. They are (1) the FactSet online system, (2) FactSet's internal infrastructure and (3) client remediation efforts relating to Y2K.

The FactSet Online System
In contrast to most organizations, the core product that FactSet provides has an extremely tight dependency on its computer systems correctly handling and manipulating dates. This dependency is a critical aspect of FactSet's ability to do business. FactSet has taken a number of steps to make the FactSet Online System fully Y2K compliant.

With respect to Y2K compliance, the FactSet online system can be broken up into four components. They are: 1) the user interface, 2) the internal applications that deliver the data from databases to the end user's desktop, 3) the databases that contain the information we receive from vendors, and 4) the method of transmission of data from vendors to FactSet and from FactSet to clients. The Company has completed testing of the FactSet online system and believes that no further significant Y2K alterations are necessary to be Y2K compliant.

Determining the specific enhancements necessary to make the online system compliant was one immediate concerns for the entire Y2K effort. Consequently, Y2K enhancements to the FactSet online system's user interface are in place. Having achieved this has enabled FactSet users to proceed with their own remediation efforts without concern for unexpected changes occurring in the behavior of the FactSet online system. The FactSet online system now universally accepts four digit years wherever a year specification can be made.

Approximately 95% of all source code comprising the FactSet online system has been reviewed by application engineers. The code has been scrutinized to insure that wherever dates are manipulated, those beyond the year 2000 are being handled properly. To insure the completeness of the process an inventory of all system applications has been made to enable FactSet to confirm that all systems have been reviewed. Quality assurance testing is also being done on all the online applications to test for compliance problems. Completion of the source code review is expected in the 3rd quarter of 1999.

Underlying all of the FactSet online applications are the databases which provide the information upon which the applications operate. Many of the databases FactSet provides contain historical information, and therefore dates to which those data items correspond. As part of FactSet's compliance effort all such databases have been reviewed to insure that dates and historical data beyond the year 2000 can be accommodated. Many of the databases were already in an internally compliant format. Most of the more recently added databases were designed to store years as a full four-digit integer as opposed to a two-digit integer. A similar inventory of all FactSet databases has been made to manage the process of identifying databases which are compliant and which databases need to be made compliant. Approximately 95% all of the FactSet databases are now internally Y2K compliant. Remediation efforts to make all databases compliant are expected to be complete in the 3rd quarter of 1999.

Databases on the online system contain information received from over 30 database vendors. A critical part of FactSet's compliance effort involves insuring that the flow of information from the database vendors to FactSet continues uninterrupted into the new millennium. Fortunately, FactSet has flexibility in processing the information that comes from the database vendors. As opposed to receiving tightly packaged "databases" from our vendors we received transmissions upon which programs are written to load the information contained therein into databases stored on the FactSet mainframes. These programs have all been written by in-house database engineers and can therefore be customized to accommodate any changes that a vendor may make to its transmission format in order to achieve compliance.

The assessment of Y2K readiness of data vendors is ongoing and will continue throughout 1999. The Company maintains regular discussions with its data vendors and has been encouraging them to prepare and transmit data that is Y2K compliant. Test transmissions were also requested where applicable to enable simulations of the update process with post year 2000 data before it is contained in the live transmissions. FactSet also requested from each of its database providers written compliance statements confirming the expectation of uninterrupted transmissions into the new millennium. There has been no indication from correspondence with vendors that transmittal of data that is not Y2K complaint is anticipated.

Internal infrastructure
FactSet is no different from many organizations in its dependence upon external systems that are a critical part of its infrastructure. These systems include but are not limited to; the mainframe systems, phone systems, accounting and payroll systems and, physical plant systems such as heating, air conditioning, and utilities.

FactSet has 10 Compaq GS 140 mainframe systems. FactSet has reviewed correspondence from Compaq stating that no interruption or failure is anticipated from Y2K issues. In addition, FactSet will conduct its own tests on mainframe computer centers. The initial test is scheduled for second calendar quarter of 1999. Final testing is scheduled for the fourth quarter of 1999. No interruption of FactSet's service is planned during Y2K testing of mainframe systems.

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

The suppliers of significant internal back-office systems (accounting and payroll) have been queried for confirmation that their software is Y2K ready. The Company has received written confirmations from these suppliers and to date there has been no indication that the systems/software provided by these suppliers would not be Y2K compliant.

Client remediation efforts
FactSet is concerned not only about insuring the compliance of its online system, but also insuring that the use of FactSet information by the user end does not encounter Y2K difficulties. The enormous flexibility of the FactSet system provides its users the opportunity to create extremely customized "models". These "models" can take the form of private databases, formulas, or universal screens. In essence users can program their use of FactSet much in the same way a programmer utilizes a programming language. The compliance of a programming language does not necessarily insure the compliance of all the programs written in that language. Some of FactSet's most sophisticated clients have literally thousands of proprietary models on the FactSet mainframes. A certain amount of remediation effort must still responsibly be undertaken by the Company's client base, regardless of what FactSet does to provide a seamless Y2K transition.

FactSet is proactively facilitating the remediation process of its users and has developed extensive tools for this purpose. FactSet has implemented a test bed to simulate the operation of the online system in a post-year 2000 environment. The "Y2K Test Bed" provides users with the ability to perform remediation testing on their internal systems that may depend on information returned by FactSet's online system. The test bed effectively connects the live FactSet online system and all its applications to databases cast forward in time beyond the year 2000. This allows for testing of the entire process that takes the data from the mainframes, through the applications, and ultimately to the user desktop.

FactSet has recently released the Y2K Auditor, a software program developed in-house, to further facilitate remediation testing by users. The Y2K Auditor is an online application, which quickly scans through client models searching for potential Y2K issues. The Y2K auditor provides an analysis of each model enabling the user to identify whether a given model should continue to behave properly, or whether some remediation is required.

FactSet has made efforts to heighten client awareness of its Y2K initiative. Documentation concerning Y2K has been made available. Clients have also been encouraged to attend one of the Y2K forums that are being held in over a dozen cities throughout the world. The forums present an overview of FactSet's compliance strategy as well as introducing the remediation facilities that have been provided to assist in the transition to the next millennium.

Contingency Plans
The Company's Y2K project team is continuing to develop contingency plans to address worst case scenarios regarding Y2K. These plans supplement many levels of redundancy already built into the FactSet information technology structure. Primarily, the New York and Greenwich (Connecticut) data centers are operated as "hot" sites, each running at roughly 50% of capacity. If one data center should fail or require shutdown, the other will have sufficient capacity to carry the entire client base comfortably. Each data center is serviced by different public utilities, reducing the dependency on a single source of electric power. Nearly every client has at least two methods to access the data centers, reducing dependency on a single communications carrier. The extent of preparation and readiness for Y2K varies among the Company's data vendors. Contingency plans have been arranged by FactSet with a view that the Company will not rely on the ability of data vendors to provide Y2K compliant data. Programs have been tested and are planned to adjust data to be Y2K compliant if a data supplier does not provide it in a specifically compliant format. In the event of failure of the electronic information delivery mechanisms between FactSet and its data vendors, plans are also in development to secure data on tape from major vendors for separate upload to FactSet's data centers.

The Costs to Address Year 2000
Costs relating to Y2K projects principally relate to salaries of in-house software engineers and are not incremental to recurring operating expenses. Internal costs incurred are not separately tracked or recorded. However, based on estimated time incurred by FactSet staff, both past and future costs to prepare all FactSet systems to be Y2K compliant are approximately $1.5 million. Y2K changes take place at the Company's mainframe centers and do not require a separate program installation on each user's personal computer or supporting network. Y2K compliance matters have not delayed and are not expected to delay any critical information technology projects.

The Risks of Year 2000
The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities. There can be no assurances that the databases distributed by the Company, or related applications, mainframe, communications, and back-office systems do not contain undetected errors or defects associated with Y2K date functions. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the Y2K readiness of third parties beyond the control of FactSet, the Company is unable to determine at this time whether the Y2K problem will have a material impact on the Company. Although the Company believes its Y2K efforts will be successful and does not anticipate the cost of compliance to be material, any failure or delay to address Y2K issues could result in major disruption of its business, damage to the Company's reputation, and a material, adverse change in its results of operations, cash flows and financial position.

OFFICE FACILITY EXPANSION
During fiscal 1999, the Company opened offices in New York, Stamford (Connecticut), Sydney and plans to expand the San Mateo and Tokyo facilities. Incremental rent expense from office facility expansion is not expected to be material.

INCOME TAXES
The exercise of nonqualified stock options or disqualifying dispositions of incentive stock options have a positive impact on the Company's effective tax rate. As a result of these stock option exercises during the first half of fiscal 1999, the Company's effective tax rate decreased to 39% as compared to 44% from the year ago period. Over 50% of the 2.0 million stock options outstanding at February 28, 1999 have an exercise price of $1.80 and will be fully vested on January 3, 2000. As more employees exercise these options in the following years, the Company believes that its future effective tax rate will continue at a level consistent with its current rate.

In the normal course of business, the Company's tax filing are subject to audit by federal and state tax authorities. Audits by several taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional tax payments that would have an adverse material effect to its results of operation, cash flows and financial position.

Accounting Pronouncements

In 1998, Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued and is effective for the Company's fiscal year 2000. The potential impact on the Company's results from adopting this statement is under review.

Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "commitments", "will be", "is likely", "will account", "could negatively", "likelihood", "may incorrectly", "may result", "believes", "is expected", "may make", "will continue", "are anticipated", "may depend", "should continue", "could result", "will have", "is not expected", "believes that", are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions which are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

Future factors include the ability to hire qualified personnel; maintenance of the Company's leading technological position; the impact of global market trends on the Company's revenue growth rate and future results of operations; the success of the Y2K compliance activities; the negotiation of contract terms supporting new and existing databases; the successful resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

Part II   OTHER INFORMATION


Item 1.   Legal Proceedings:         None


Item 2.   Changes in Securities:     None


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on January 7, 1999.

1. Each of the three nominees to the Board of Directors was elected:

     Director                 Term             For       Not For        Abstain
     --------                 ----             ---       -------        -------
     John D. Connolly         3 yrs.     9,462,385         3,570        575,979
     Joseph E. Laird, Jr.     3 yrs.     8,886,806       579,149        575,979
     Charles J. Snyder        3 yrs.     9,462,685         3,270        575,979

2. The  appointment  of   PricewaterhouseCoopers   LLP  as  independent   public
   accountants of the Company was ratified:

     For                        9,462,525
     Not For                        3,430
     Abstain                            0


Item 5.   Other Information:         None



Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number

3.1....................................Restated Certificate of Incorporation (1)
3.2..................................................................By-laws (1)
4.1.....................................................Form of Common Stock (1)
10.1............................Form of Employment Agreement between the Company and Howard E. Wille and Charles J. Snyder (1)
10.2.................Letter Agreement between the Company and Ernest S. Wong (1)
10.31...............................................364-Day Credit Agreement (2)
10.32............................................Three Year Credit Agreement (2)
27......................................................Financial Data Schedules
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)
(2)Incorporated by reference to the Company's first quarter fiscal 1999 10Q.

(b) Reports on Form 8-K: None


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: April 14, 1999     BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                 Senior Vice President, Chief Financial Officer
                                  and Secretary