Form 10-Q
period 1999-05-31
FACTSET RESEARCH SYSTEMS INC
filed 1999-07-15
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at May 31, 1999
 ...................                     ................................

Common Stock, par value $.01            15,646,478

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three and nine months ended May 31, 1999 and 1998..........3


           Consolidated Statements of Financial Condition
            at May 31, 1999 and at August 31, 1998.............................4


           Consolidated Statements of Cash Flows
            for the nine months ended May 31, 1999 and 1998....................5


           Notes to the Consolidated Financial Statements......................6



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings...................................................16


Item 2.   Changes in Securities...............................................16


Item 3.   Defaults Upon Senior Securities.....................................16


Item 4.   Submission of Matters to a Vote of Security Holders.................16


Item 5.   Other Information...................................................16


Item 6.   Exhibits and Reports on Form 8-K....................................16


Signatures....................................................................16




FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME                            Three Months Ended       Nine Months Ended
In thousands, except per share data and unaudited                   May 31,                 May 31,
                                                                1999       1998         1999       1998
 .......................................................................................................

Subscription Revenues
Commissions                                                  $10,091     $8,459      $29,613    $24,438
Cash Fees                                                     16,360     11,737       45,903     32,309
                                                              ------     ------       ------     ------
Total subscription revenues                                   26,451     20,196       75,516     56,747
                                                              ------     ------       ------     ------
 .......................................................................................................

Expenses
Cost of services                                               9,503      7,727       27,067     22,228
Selling, general, and administrative                           9,641      7,056       27,594     19,652
                                                              ------      -----       ------      -----
Total operating expenses                                      19,144     14,783       54,661     41,880
                                                              ------     ------       ------     ------
 .......................................................................................................

Income from operations                                         7,307      5.413       20,855     14,867
Other income                                                     461        380        1,406      1,131
                                                               -----      -----        -----      -----
Income before income taxes and extraordinary gain              7,768      5,793       22,261     15,998
Income taxes                                                   2,922      2,526        8,580      7,027
                                                              ------     ------       ------     ------
Net income before extraordinary gain                           4,846      3,267       13,681      8,971

Extraordinary gain                                                 -          -            -        242
                                                              ------     ------        -----      -----
Net income                                                    $4,846     $3,267      $13,681     $9,213
                                                              ======     ======       ======     ======

 .......................................................................................................
Weighted average common shares (Basic)                        15,574     14,471       15,294     14,429
 .......................................................................................................
Weighted average common shares (Diluted)                      17,045     16,562       16,595     16,428
 .......................................................................................................
Basic earnings per common share                                $0.31      $0.23        $0.89      $0.64
 .......................................................................................................
Diluted earnings per common share                              $0.28      $0.20        $0.82      $0.56
 .......................................................................................................


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                           May 31,   August 31,
Unaudited and in thousands                                    1999         1998
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $47,916      $37,631
Receivables from clients and clearing brokers               14,710       11,121
Receivables from employees                                     617          533
Other receivables                                            2,374            0
Prepaid taxes                                                  435            0
Deferred taxes                                               4,572        4,034
Other current assets                                           411          921
                                                            ------       ------
Total current assets                                        71,145       54,240
 ...............................................................................

LONG-TERM ASSETS
Property,  equipment,  and leasehold improvements, at cost  51,632       38,839
Less accumulated depreciation                              (30,994)     (24,159)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        20,638       14,680
 ...............................................................................

OTHER NON-CURRENT ASSETS
Deferred taxes                                               1,158        1,250
Other assets                                                   167          386
                                                           -------      -------
TOTAL ASSETS                                               $92,998      $70,556
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           May 31,   August 31,
Unaudited and in thousands                                    1999         1998
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $6,814       $4,755
Accrued compensation                                         5,138        6,155
Deferred cash fees and commissions                           6,515        4,546
Current taxes payable                                            0        2,842
Deferred rent                                                   67           92
                                                            ------       ------
Total current liabilities                                   18,534       18,390
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                  426          470
                                                            ------       ------
Total liabilities                                           18,960       18,860
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                   157           97
Capital in excess of par value                              13,416        3,605
Retained earnings                                           61,347       48,439
Less treasury stock                                           (882)        (445)
                                                            ------       ------
Total stockholders' equity                                  74,148       51,696
                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $92,998      $70,556
                                                           =======      =======

The accompanying notes are an integral part of these consolidated statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
                            Nine Months Ended May 31,
Unaudited and in thousands                                       1999     1998
 ..............................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $13,681   $9,213
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              6,835    4,564
     Tax benefits from employee stock option plans              6,747      451
     Deferred tax benefit                                        (446)    (107)
     Gain on sale of investment                                     -     (433)
     Accrued ESOP contribution                                    750      563
                                                                -----    -----
Net income adjusted for non-cash items                         27,567   13,800
Changes in working capital
     Receivable from clients and clearing brokers              (3,589)  (2,987)
     Other receivables                                         (2,374)       0
     Prepaid taxes                                               (435)       0
     Accounts payable and accrued expenses                      2,059    1,662
     Accrued compensation                                      (1,011)     588
     Deferred fees and commissions                              1,969     (152)
     Current taxes payable                                     (2,843)   (1048)
     Other working capital accounts, net                          576      729
                                                                -----    -----
Net cash provided by operating activities                      21,919   13,043
 ..............................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment, and
     leasehold improvements                                   (12,793) (10,343)
Proceeds from sale of investments                                   -    1,389
                                                                -----   ------
Net cash used in investing activities                         (12,793)  (8,954)
 ..............................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends Paid                                                   (773)       -
Repurchase of common stock from employees                        (437)      (5)
Proceeds from exercise of stock options                         2,369      149
                                                                -----    -----
Net cash provided by financing activities                       1,159      144
 ..............................................................................

Net increase in cash and cash equivalents                      10,285    4,233
Cash and cash equivalents at beginning of period               37,631   26,816
                                                              -------  -------
Cash and cash equivalents at end of period                    $47,916  $31,049
                                                              =======  =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FactSet Research Systems Inc. May 31, 1999
(Unaudited)

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

The Company records deferred taxes for such items as accrued expenses, deferred cash fees and commissions; deferred rent; and property, equipment, and leasehold improvements.

Earnings Per Share
The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Shares available pursuant to grants made under the Company's stock option plans are included as common share equivalents using the treasury stock method.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

                                                            Income            Shares        Per-Share
In thousands, except per share data and unaudited       (Numerator)     (Denominator)          Amount
 .....................................................................................................
For the Quarter Ended May 31, 1999
BASIC EPS
Income available to common shareholders                     $4,846            15,574            $0.31
                                                                                                =====
Effect of dilutive stock options                                 0             1,471
                                                            ------            ------
DILUTED EPS
Income available to common shareholders                     $4,846            17,045            $0.28
                                                            ======            ======            =====
 .....................................................................................................
For the Quarter Ended May 31, 1998

BASIC EPS
Income available to common shareholders                     $3,267            14,471            $0.23
                                                                                                =====
Effect of dilutive stock options                                 0             2,091
                                                            ------            ------
DILUTED EPS
Income available to common shareholders                     $3,267            16,562            $0.20
                                                            ======            ======            =====
 .....................................................................................................
For the Nine Months Ended May 31, 1999

BASIC EPS
Income available to common shareholders                    $13,681            15,294            $0.89
                                                                                                =====
Effect of dilutive stock options                                 0             1,301
                                                           -------            ------
DILUTED EPS
Income available to common shareholders                    $13,681            16,595            $0.82
                                                           =======            ======            =====
 .....................................................................................................
For the Nine Months Ended May 31, 1998

BASIC EPS
Income available to common shareholders                     $9,213            14,429            $0.64
                                                                                                =====
Effect of dilutive stock options                                 0             1,999
                                                            ------            ------
DILUTED EPS
Income available to common shareholders                     $9,213            16,428            $0.56
                                                            ======            ======            =====
 .....................................................................................................

Stock-Based  Compensation
The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards "SFAS" No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

New  Accounting  Pronouncements
In March 1998, Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued. This statement is effective for the Company's fiscal year ending in 2000. The impact from adopting this statement on the Company's results of operations and financial position is not expected to be material.

3. COMPREHENSIVE INCOME

In fiscal  1999,  the  Company  adopted  SFAS No. 130,  REPORTING  COMPREHENSIVE
INCOME. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the quarter and nine months ending May 31, 1999, there were no differences between comprehensive income and net income. This statement did not have any effect on the Company's financial position or results of operation, as it requires only additions to current disclosures.


4. SEGMENTS

In fiscal 1998, the Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has two reportable segments based on geographic operations: the United States and International. Each segment markets online integrated database services to investment managers, investment banks, and other financial services professionals. The U.S. segment consists of services provided to financial institutions throughout North America. The International segment consists of services provided to investment professionals primarily in Europe and the Pacific Rim. The International segment includes two foreign branch operations that are primarily staffed by sales and consulting personnel. Segment revenues reflect direct sales of products and services to clients based on their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office, and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the foreign segments. The accounting policies of the segments are the same as those described in Note 2,
"Accounting Policies."

Segment Information
Thousands                                        U.S.   International      Total
 ................................................................................
Quarter Ended May 31, 1999

Revenues from external clients                $22,693          $3,758    $26,451
Segment operating profit*                       5,936           1,371      7,307
Total assets as of 5/31/99                     86,442           6,556     92,998
Capital expenditures                            2,133           1,498      3,631
 ................................................................................
Quarter Ended May 31, 1998

Revenues from external clients                $17,510          $2,606    $20,196
Segment operating profit*                       4,210           1,203      5,413
Total assets as of 5/31/98                     58,619           3,443     62,062
Capital expenditures                            3,368             113      3,481

 ................................................................................
For the Nine Months Ended May 31, 1999

Revenues from external clients                $64,885         $10,631    $75,516
Segment operating profit*                      16,464           4,391     20,855
Capital expenditures                           10,628           2,165     12,793
 ................................................................................
For the Nine Months Ended May 31, 1998

Revenues from external clients                $49,738          $7,009    $56,747
Segment operating profit*                      11,703           3,164     14,867
Capital expenditures                           10,045             298     10,343
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

                                                         Three Months Ending             Nine Months Ending
                                                               May 31,                          May 31,
Unaudited and in thousands, except per share data      1999      1998   Change        1999       1998    Change
 ...............................................................................................................
Revenues                                            $26,451   $20,196    31.0%     $75,516    $56,747     33.1%
Operating  expenses                                  19,144    14,783    29.5       54,661     41,880     30.5
Income from operations                                7,307     5,413    35.0       20,855     14,867     40.3
Income before income taxes and extraordinary gain     7,768     5,793    34.1       22,261     15,998     39.2
Net income before extraordinary gain                  4,846     3,267    48.3       13,681      8,971     52.5
Extraordinary gain                                                 -         -           -        242
Net income                                            4,846     3,267    48.3       13,681      9,213     48.5
Diluted earnings per common share                     $0.28     $0.20    40.0%       $0.82      $0.56     46.4%
 ...............................................................................................................


Revenues
For the third quarter ending May 31, 1999, revenues increased 31.0% to $26.5 million versus $20.2 million for the same period a year ago. This marks the tenth consecutive fiscal quarter in which revenues have grown more than 30% over the comparable period revenues from a year earlier. Revenues during the first nine months of fiscal 1999 increased 33.1% from $56.7 million to $75.5 million. Subscriptions to additional services and databases by our existing 18,000 users, as well as the net addition of 72 new clients over the past twelve months drove this revenue growth.

Quarterly revenues from international operations were up 44.2% and totaled $3.8 million. Revenue growth from European operations was 37.7%. Asia Pacific revenues grew by 63.5%. Overseas revenues over the first nine months of fiscal 1999 increased 52.6% to $10.6 million versus the comparable period of fiscal 1998. Revenues from international sources accounted for over 14% of consolidated revenues for both the third fiscal quarter and the first nine months of fiscal 1999, up from 12% for the comparable periods a year earlier.

Client Retention & Commitments

Client retention for fiscal 1999, including the third quarter, continued at a rate in excess of 95%. Total client commitments at May 31, 1999 were $110.1 million, up 31.0% from May 31, 1998 ("Commitments" at a given point in time represent the forward-looking revenues for the next 12 months from all services currently being supplied to clients). The average commitment from the Company's 620 clients increased 16% to $178,000. As of May 31, 1999, no individual client accounted for more than 4% of total commitments, and commitments from the top ten clients did not exceed 15% of total commitments. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients can add or delete services at any time. Commitments have historically grown in virtually every month.

At May 31, 1999, the year over year increase in passwords was 36%. Password count at the beginning and end of fiscal 1999's third quarter was stable at 18,000. Recent fluctuations in password subscriptions among investment banking clients caused password growth to be flat, thereby reducing the likelihood that the quarterly commitment growth rate will remain above 30% in the short term.

Operating Expenses

Cost of Services
Cost of services for the quarter ended May 31, 1999 increased 23.0% to $9.5 million compared to the prior year period. For the first nine months of the year, cost of services increased 21.8% to $27.1 million. These increases are largely due to higher employee compensation and additional depreciation on computer equipment. For the quarter ended May 31, 1999, cost of services represented 35.9% of total revenues, a decrease of 2.3% from a year ago. For the first nine months of fiscal 1999, cost of services represented 35.8% of total revenues, a decrease of 3.3% from a year ago. These margin improvements were the result of declining data costs and clearing fees as a percentage of revenues, offset by additional compensation and depreciation expense.

Employee Compensation and Benefits
Employee compensation and benefits for the applications engineering and consulting groups increased $1.4 million for the quarter and rose $3.6 million for the nine months ended May 31, 1999. Employee additions and additional merit compensation drove this increase. In order to sustain the continuing growth and the expanding client base of the Company, the applications engineering and consulting groups have increased staff by 40% since the third quarter of fiscal 1998.

Depreciation Expense
Depreciation expense on computer related equipment increased $289,000 for the quarter ended May 31, 1999 and $1.5 million for the first nine months of fiscal 1999. Increased depreciation expense is the result of continuing capital spending to add computer capacity.

Clearing Fees
Cash fees generate higher margins than commission revenues, although net revenues to the Company are approximately the same under both payment methods. Clients electing to pay using commissions on securities transactions are charged a higher amount than cash-paying clients in order to cover clearing broker fees paid by the Company. Over the past year, commissions as a percentage of total revenues have been declining. Commission revenues represented 38.2% of total revenues in the third quarter of fiscal 1999 compared to 41.9% for the year earlier period. The result of this decrease is declining clearing fees as a percentage of revenues for the quarter and for the first nine months ended May 31, 1999.

Data Costs
Data costs for the first nine months of fiscal 1999 declined as a percentage of revenues, primarily due to revenue growth in excess of 30% and changes in data fee payment arrangements. Prior to January 1, 1999, certain database charges were charged by FactSet and subsequently paid to the Company's data vendor. These charges are currently being paid directly to the database vendor by the Company's clients. This changeover had the positive effect of raising FactSet's operating margin for the quarter and first nine months of 1999.

Selling, General, and Administrative
For the third quarter of fiscal 1999, selling, general, and administrative (SG&A) expenses grew over 36% over the comparable period in the prior year, totaling $9.6 million. During the first nine months of fiscal 1999, SG&A expenses rose 40% to $27.6 million. For the quarter and nine months ended May 31, 1999, SG&A represented 36.5% of total revenues, up from 34.9% and 34.6% for the respective year ago periods. These increases were largely the result of additional employee compensation and expansion of office facilities.

Employee Compensation and Benefits
During the third quarter of fiscal 1999, employee compensation and benefits for the sales, product development, and various other support departments grew by $1.4 million. For the nine months ended May 31, 1999, employee compensation rose $3.6 million. These increases were the result of employee headcount growth of 25% during the 12 months ended May 31, 1999.

Rent Expense and Amortization of Leasehold Improvements
For the third quarter of fiscal 1999, rent and amortization expense increased $704,000 over the year earlier quarter. For the nine months ended May 31, 1999, rent and amortization expense increased $1.7 million. These increases were the result of office openings in New York, Stamford, Hong Kong and Sydney, and office expansions in San Mateo and Tokyo.

Foreign Currency
More than 95% of the Company's revenues are billed in U.S. dollars. The net monetary assets held by the Company's foreign offices during fiscal 1999 were immaterial. As a result, the Company's exposure to foreign currency fluctuations was insignificant.

Income Taxes
Income taxes decreased 1% as a percentage of revenues for the third quarter and nine months of fiscal 1999 versus the prior year. The Company's effective tax rate for fiscal year 1999 is expected to be approximately 39% compared to 43% a year ago. Included in the 1999 rate is the net effect from concluding two state income tax audits. Without considering the net effect of the audits, the effective tax rate would have approached 42%.

LIQUIDITY
For the nine months ended May 31, 1999, cash generated by operating activities increased 68% to $21.9 million. This was the result of improved profitability, increased deferred fees and commissions, and higher depreciation and amortization expenses.

Capital Expenditures
Cash used in investing activities for the nine months ended May 31, 1999 was $12.8 million, an increase of 42.9% over the prior year period. This increase is largely due to investments in mainframe equipment at the Company's two computer centers and the continued expansion of office space. During fiscal 1999, the Greenwich and New York computer centers underwent major upgrades of their 10 Compaq GS 140 mainframe systems, adding approximately 50% to capacity. The main memory at each of the systems was increased 60% to 16 gigabytes. System-wide disk storage space was boosted to 2 terabytes.

Financing Operations and Capital Needs
As of the quarter ended May 31, 1999, cash and cash equivalents totaled $47.9 million representing 53% of the Company's total assets. All of the Company's capital and operating expense requirements have been financed by cash from operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
In November 1998, the Company entered into two revolving credit facilities totaling $25 million for working capital and general corporate purposes. The Company has not drawn on either facility and has no present plans to utilize any portion of the available credit.

FORWARD-LOOKING FACTORS

Cash Dividend
On June 15, 1999, the Company announced that its board of directors approved a regular quarterly dividend of $0.05 per share. The cash dividend will be paid on September 20, 1999 to common stock holders of record at the close of business on August 31, 1999.

Capital Spending
In order to meet the requirements of its client user population and expand in the global marketplace, the Company has invested significantly in technology and its workforce. Capital spending, which amounted to $12 million in fiscal 1998, is scheduled to increase to $18 million for fiscal 1999. Leasehold improvements will account for approximately 25% of the total capital spending during fiscal 1999.

Recent Market Trends
During the past three fiscal years, the U.S. and European equity markets have increased and reached record highs. The results of the Company's operations and the performance of global equity markets have historically not been correlated. Although there has been little correlation in the past, an extended global stock market decline could negatively impact some of the Company's clients (investment management firms and investment banks) and increase the likelihood of personnel reductions among FactSet's potential user base.

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

Determining the specific enhancements necessary to make the online system compliant was one immediate concern for the entire Y2K effort. Consequently, Y2K enhancements to the FactSet online system's user interface are in place. Having achieved this has enabled FactSet users to proceed with their own remediation efforts without concern for unexpected changes occurring in the behavior of the FactSet online system. The FactSet online system now universally accepts four-digit years wherever a year specification can be made.

Approximately 95% of all source code comprising the FactSet online system has been reviewed by application engineers. The code has been scrutinized to insure that wherever dates are manipulated, those beyond the year 2000 are being handled properly. To insure the completeness of the process an inventory of all system applications has been made to enable FactSet to confirm that all systems have been reviewed. Quality assurance testing is also being done on all the online applications to test for compliance problems. Completion of the source code review is expected in the third calendar quarter of 1999.

Underlying all of the FactSet online applications are the databases which provide the information upon which the applications operate. Many of the databases FactSet provides contain historical information, and therefore dates to which those data items correspond. As part of FactSet's compliance effort all such databases have been reviewed to insure that dates and historical data beyond the year 2000 can be accommodated. Many of the databases were already in an internally compliant format. Most of the more recently added databases were designed to store years as a full four-digit integer as opposed to a two-digit integer. A similar inventory of all FactSet databases has been made to manage the process of identifying databases which are compliant and which databases need to be made compliant. Approximately 95% of the FactSet databases are now internally Y2K compliant. Remediation efforts to make all databases compliant are expected to be complete in the third calendar quarter of 1999.

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

The assessment of Y2K readiness of data vendors is ongoing and will continue throughout 1999. The Company maintains regular discussions with its data vendors and has been encouraging them to prepare and transmit data that is Y2K compliant. Test transmissions were also requested where applicable to enable simulations of the update process with post-year 2000 data before it is contained in the live transmissions. FactSet also requested from each of its database providers written compliance statements confirming the expectation of uninterrupted transmissions into the new millennium. There has been no indication from correspondence with vendors that transmittal of data that is not Y2K complaint is anticipated.

Internal Infrastructure
FactSet is no different from many organizations in its dependence upon external systems that are a critical part of its infrastructure. These systems include but are not limited to: the mainframe systems, phone systems, accounting and payroll systems, and physical plant systems such as heating, air conditioning, and utilities.

FactSet has 10 Compaq GS 140 mainframe systems. FactSet has reviewed correspondence from Compaq stating that no interruption or failure is anticipated from Y2K issues. In addition, FactSet has conducted its own tests on the mainframe computer centers. The initial test was conducted during the second quarter of 1999 and additional tests are scheduled for the third and fourth quarters of 1999. No interruption of FactSet's service is planned during Y2K testing of mainframe systems.

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

Client Remediation Efforts
FactSet is concerned not only about insuring the compliance of its online system, but also insuring that the use of FactSet information by the end user does not encounter Y2K difficulties. The flexibility of the FactSet system provides its users the opportunity to create customized "models." These "models" can take the form of private databases, formulas, or universal screens. Users can program their use of FactSet much in the same way a programmer utilizes a programming language. The compliance of a programming language does not necessarily insure the compliance of all the programs written in that language. Some of FactSet's most sophisticated clients have thousands of proprietary models on the FactSet mainframes. A certain amount of remediation effort must still be undertaken by the Company's client base, regardless of what FactSet does to provide a seamless Y2K transition.

FactSet is proactively facilitating the remediation process of its users and has developed extensive tools for this purpose. FactSet has implemented a testbed to simulate the operation of the online system in a post-year 2000 environment. The "Y2K TestBed" provides users with the ability to perform remediation testing on their internal systems that may depend on information returned by FactSet's online system. The testbed effectively connects the live FactSet online system and all its applications to databases cast forward in time beyond the year 2000. This allows for testing of the entire process that takes the data from the mainframes, through the applications, and ultimately to the user desktop.

FactSet released Y2K Auditor in fiscal 1999, a software program developed in-house, to further facilitate remediation testing by users. The Y2K Auditor is an online application that quickly scans through client models searching for potential Y2K issues. Y2K Auditor analyzes each model, enabling the user to identify whether a given model should continue to behave properly, or whether some remediation is required.

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

Contingency Plans
The Company's Y2K project team is continuing to develop contingency plans to address worst case scenarios regarding Y2K. These plans supplement many levels of redundancy already built into the FactSet information technology structure. Primarily, the New York and Greenwich, Connecticut data centers are operated as "hot" sites, each running at roughly 50% of capacity. If one data center should fail or require shutdown, the other will have sufficient capacity to carry the entire client base comfortably. Each data center is serviced by different public utilities, reducing the dependency on a single source of electric power. Nearly every client has at least two methods to access the data centers, reducing dependency on a single communications carrier. The extent of preparation and readiness for Y2K varies among the Company's data vendors. Contingency plans have been arranged by FactSet with a view that the Company will not rely on the ability of data vendors to provide Y2K compliant data. Programs have been tested and are planned to adjust data to be Y2K compliant if a data supplier does not provide it in a specifically compliant format. In the event of failure of the electronic information delivery mechanisms between FactSet and its data vendors, plans are also in development to secure data on tape from major vendors for separate upload to FactSet's data centers.

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

Income Taxes
The Company previously reported in the first and second quarters of 1999 that its effective tax rate for fiscal 1999 was expected to be approximately 39%. For the latest quarter and for the first nine months of fiscal 1999, the effective tax rate of 39% reflects the net benefit of recently completed income tax audits in two state jurisdictions. Without considering the net effect of the audits, the effective tax rate for 1999 would have approached 42% and remain at that approximate rate for fiscal year 2000.

In the normal course of business, the Company's tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional tax payments that would have an adverse material effect on its results of operation, cash flows and financial position.

Accounting Pronouncements

In March 1998, Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued. This statement is effective for the Company's fiscal year ending in 2000. The impact from adopting this statement on the Company's results of operations and financial position is not expected to be material.

FORWARD-LOOKING STATEMENTS

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


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:   None


Item 5.   Other Information:         None


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number

3.1....................................Restated Certificate of Incorporation (1)
3.2..................................................................By-laws (1)
4.1.....................................................Form of Common Stock (1)
10.1............................Form of Employment Agreement between the Company and Howard E. Wille and Charles J. Snyder (1)
10.2.................Letter Agreement between the Company and Ernest S. Wong (1)
27......................................................Financial Data Schedules
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)


(b) Reports on Form 8-K: None


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: July 15, 1999      BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                 Senior Vice President, Chief Financial Officer
                                  and Secretary