Form 10-K
period 1999-08-31
FACTSET RESEARCH SYSTEMS INC
filed 1999-11-23
CIK 1013237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 1999

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____ _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 12, 1999 was $651,672,912.

The number of shares outstanding of the registrant's common stock as of November 12, 1999 was 15,817,209.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 1999 into Parts I and II.

Portions of the  definitive  Proxy  Statement  dated November 23, 1999 into Part
III.

                         FACTSET RESEARCH SYSTEMS INC.

                                   FORM 10-K


                   For The Fiscal Year Ended August 31, 1999


                                     PART I

                                                                            Page
ITEM 1. Business...............................................................3

ITEM 2. Properties.............................................................4

ITEM 3. Legal Proceedings......................................................4

ITEM 4. Submission of Matters to a Vote of Security Holders....................4

                                    PART II

ITEM 5. Market for Registrant's Common Stock and Related Stockholder Matters...4

ITEM 6. Selected Financial Data................................................4

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results
        of Operation...........................................................5

ITEM 7A.Quantitative and Qualitative Disclosures About Market Risk.............5

ITEM 8. Financial Statements and Supplementary Data............................5

ITEM 9. Changes  in and  Disagreements  with  Accountants  on  Accounting  and
        Financial Disclosures..................................................5

                                    PART III

ITEM 10.Directors and Executive Officers of the Registrant.....................6

ITEM 11.Executive Compensation.................................................7

ITEM 12.Security Ownership of Certain Beneficial Owners and Management.........7

ITEM 13.Certain Relationships and Related Transactions.........................7

                                    PART IV

ITEM 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K........8

Signatures.....................................................................9

                                     PART I

ITEM 1. BUSINESS

FactSet Research Systems Inc. (the "Company" or "FactSet") supplies global economic and financial data to analysts, investment bankers and other financial professionals. The Company combines more than 100 databases from multiple suppliers into a single online source of information and analytics, including fundamental data on tens of thousands of American and international companies and securities.

The Company obtains financial information from over 40 database vendors and when possible, seeks to maintain contractual relationships with a minimum of two database providers for each type of financial data. Database vendor charges are either billed directly to FactSet or its clients. Data charges billed to FactSet are on a flat or royalty (per client) fee basis. Contracts with database vendors are usually renewable annually and cancelable on one year's notice. Several of the database providers are in direct competition with each other and in some cases, with FactSet. The Company is a major distributor for many of the databases offered to its clients.

FactSet's clients are charged an annual flat fee, allowing them unlimited access to the FactSet system. FactSet's unique proprietary communication and software tools allow clients to access the Company's mainframe centers and its aggregated data library using a private wide area network. This network provides a direct, high-speed data transmission link between the Company's mainframes and the client's personal computer or computer network, while also ensuring security and reliability. The FactSet system allows clients to download, screen, manipulate and analyze data and present it in an infinite variety of formats, including their own custom-designed reports.

A fundamental part of FactSet's service is its consulting, training and technical support. FactSet's client support consultants work to build lasting client relationships. FactSet clients are provided with on-site training and twenty-four hour technical support to assist them in gaining a stronger understanding of the FactSet systems, as well as help in developing custom applications and spreadsheets.

Financial professionals depend on a wide array of financial data when making analytical and investment decisions. The Company believes that it has become very important to many financial professionals to integrate and analyze a wide array of financial and economic information from multiple databases. Many vendors provide financial information databases to their clients through the internet and online dial-up connections as well as CD-ROM and print formats. Without the ability to integrate financial data from multiple sources, individual users must access and retrieve data from many sources, often in varied formats, and manually integrate the data to complete their task.

The financial information services industry is a competitive market and known for its unrelenting technological advances by both large and well-capitalized companies as well as smaller competitors. The Company competes directly and indirectly in the United States and internationally with news and information providers, market data suppliers and with many of the database providers that supply FactSet with financial data that is incorporated in the FactSet system. FactSet's most direct competitors in the United States include online and CD-ROM database suppliers and integrators such as FAME, COMPUSTAT PC Plus, Baseline Inc., StockVal Incorporated, Disclosure Inc., and IDD Information Services, and Datastream in the international markets. Many of these competitors offer services or products similar to those offered by the Company, in some cases at a lower price. The Company believes that none of its competitors offer a package of services as comprehensive and powerful as those offered by FactSet.

During fiscal 1999, the Company's new interface called Directions was released to the client base. At the end of the fiscal year, Directions had been installed at approximately 90% of FactSet clients. Directions is a major advance by the Company toward an easier-to-use system which has helped broaden the Company's potential user base. Also in fiscal 1999, the Company created a new functional arm called FactSet Enterprises. Included in FactSet Enterprises are five new business units - Portfolio Analytics, Quantitative Analytics, ProActive Publishing, Fixed Income Analytics and Data Warehousing.

Portfolio Analytics is a business directed exclusively at portfolio managers. It affords insight into portfolio performance through attribution analysis. Quantitative Analytics offers highly sophisticated Alpha Testing and Backtesting services. ProActive Publishing is a service that generates custom-designed reports and pitch books by combining Microsoft and FactSet technologies. Fixed Income Analytics is a service that combines FactSet data integration with domestic and international fixed income data. Data Warehousing is a service that allows clients to utilize FactSet's database technology and applications with their proprietary data.

The number of employees of FactSet and its subsidiaries totaled 359 as of August 31, 1999, up from 265 at August 31, 1998.

Additional information with respect to the Company's business is included in FactSet's fiscal year 1999 Annual Report to Stockholders incorporated herein by reference:

Financial Highlights......................................................page 1
Five-Year Summary of Selected Financial Datapage.........................page 12
Management's Discussion and Analysis of Financial Condition
 and Results of Operations...........................................pages 13-21
Note 1 to Consolidated Financial Statements entitled "Organization and
 Nature of Business".....................................................page 30
Note 11 to Consolidated Financial Statements entitled "Net Capital"......page 37
Note 15 to Consolidated Financial Statements entitled "Segments".....pages 40-42

ITEM 2. PROPERTIES

Refer to footnote 12 "Lease Commitments" on pages 37-38 of FactSet's fiscal year 1999 Annual Report to Stockholders for properties information.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following information included in FactSet's fiscal year 1999 Annual Report to Stockholders is incorporated herein by reference:

Management's Discussion and Analysis of Financial Condition and Results of
 Operations Forward-Looking Factors entitled "Cash Dividend".............page 16
Note 3 to  Consolidated  Financial Statements  entitled  "Common  Stock  and
 Earnings  per  Share"...................................................page 33
Quarterly Financial Data, Common Stock and Quarterly Stock  Prices.......page 44

ITEM 6. SELECTED FINANCIAL DATA

Refer to the Five-Year Summary of Selected Financial Data included on page 12 of FactSet's fiscal year 1999 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations included on pages 13-21 of FactSet's fiscal year 1999 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to financial risks involving equity, interest rates and foreign currency markets.

During the past three fiscal years, the U.S. and European equity markets have reached record highs. Historically, there has been little correlation between results of the Company's operations and the performance of global equity markets. However, an extended global stock market decline could negatively impact a majority of the Company's clients (investment management firms and investment banks) and increase the likelihood of personnel reductions among FactSet's existing and potential clients.

The fair value of the Company's investment portfolio at August 31, 1999 was $22.9 million. Changes in interest rates impacts this fair market value. The portfolio of fixed income investments is managed to preserve principal and contains instruments entered into for purposes other than trading. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company's portfolios are managed such that weighted average duration of short-term investments do not exceed 18 months. The average duration of interest sensitive investments was 0.66 years at August 31, 1999. Accordingly, a 10% increase or decrease in interest rates would cause the fair value of investments to change by approximately $1.5 million. Investments such as puts, calls, strips, straddles, short sales, futures, options, or investments on the margin are not permitted by the Company's investment guidelines. For these reasons, in addition to the fact that the Company has no outstanding debt, financial exposure to changes in interest rates is expected to continue at a low level.

All investments are held in U.S. dollars and approximately 95% of the Company's revenues are received in U.S. dollars. Accordingly, exposure to movements in foreign currency prices is expected to continue to be insignificant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the following information included in FactSet's fiscal year 1999 Annual Report to Stockholders, which is incorporated herein by reference:

Consolidated Statements of Income........................................page 23
Consolidated Statements of Financial Condition.......................pages 24-25
Consolidated Statements of Changes in Stockholders'Equity............pages 26-27
Consolidated Statements of Cash Flows................................pages 28-29
Notes to Consolidated Financial Statements...........................pages 30-43
Report of Independent Accountants........................................page 45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  Directors  and Executive  Officers of FactSet  Research  Systems Inc. as of
November 23, 1999 were as follows:

Name                              Age                  Position with the Company
______________________________________________________________________________________________
Howard E. Wille                    71                  Chairman of the Board of Directors,
                                                       Chief Executive Officer and Director
Charles J. Snyder (1)              57                  Vice Chairman of the Board of Directors and Director
Michael F. DiChristina(2)          37                  President
Ernest S. Wong                     45                  Senior Vice President, Chief Financial Officer and Secretary
John D. Connolly                   56                  Director
David R. Korus                     38                  Director
Joseph E. Laird, Jr.               53                  Director
John C. Mickle                     73                  Director
Walter F. Siebecker                58                  Director

(1) As of August 31, 1999, Mr. Snyder retired from his position as President and Chief Technology Officer. On September 1, 1999, he became Vice Chairman of the Board of Directors and a consultant to the Company's engineering and technology groups.

(2) As of September 1, 1999, Mr. DiChristina assumed the role of President.

Howard E. Wille, Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Wille was a founder of the Company in 1978 and has held his current positions with the Company since that time. From 1966 to 1977, Mr. Wille was a Partner and Director of Research at Faulkner, Dawkins & Sullivan, Inc., a Wall Street investment firm, and held a managerial position with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. He was President and Chief Investment Officer of Piedmont Advisory Corporation from 1961 to 1966 and prior to that time served as a securities analyst, investment manager and investment counselor for several firms. Mr. Wille has been a Director of the Company since its formation in 1978.

Charles J. Snyder, Vice Chairman of the Board of Directors and Director. Mr. Snyder retired as President and Chief Technology Officer of FactSet on August 31, 1999. At the time of his retirement, he became Vice Chairman of the Board and agreed to continue as a consultant to the Company's engineering and technology groups. Mr. Snyder was a founder of FactSet in 1978 and held the position of President and Chief Technology Officer from 1978 to August 1999. From 1964 to 1977, Mr. Snyder worked for Faulkner, Dawkins & Sullivan, Inc., eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. Mr. Snyder has been a Director of the Company since its formation in 1978.

Michael F. DiChristina, President. Mr. DiChristina joined the Company in 1986 as a software engineer and has held the position of Director of Software
Engineering for the past nine years. Prior to joining the Company, he was a software engineer at Morgan Stanley & Co. Mr. DiChristina received a B.S. in Electrical Engineering from Massachusetts Institute of Technology.

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

John D. Connolly, Director. Mr. Connolly is an experienced investment professional with a long career in the financial services industry. He retired as a principal/partner and portfolio manager with Miller Anderson & Sherrerd, serving that firm from 1990 to 1998. From 1984 to 1990, Mr. Connolly served as Senior Vice President, Chief Investment Strategist for Dean Witter Reynolds. Prior to joining Dean Witter, he held the position of Senior Vice President, Director of Research for Shearson/American Express. Mr. Connolly has also held various senior positions with E.F. Hutton; White Weld, Faulkner, Dawkins & Sullivan, Inc.; National Securities & Research; and Citibank. Mr. Connolly is a member of the Audit Committee and has served on the board since January 1999.

David R. Korus, Director. Mr. Korus is a Managing Member and Portfolio Manager with Owenoke Capital Management LLC. Prior to founding Owenoke in 1998, Mr. Korus managed technology assets for Westcliff Capital Management LLC and Kingdon Capital Management, both of which are large diversified hedge funds. Mr. Korus began his career in 1983 with Kidder, Peabody & Co ("Kidder") researching technology stocks. Later he became Chairman of the Research Steering Committee at Kidder and was responsible for managing the technology research department. Mr. Korus is a member of the Compensation Committee and has served on the Board since July 1997.

Joseph E. Laird, Jr., Director. Mr. Laird serves as Chairman and Chief Executive Officer of Laird Squared LLC, an investment banking company that he formed in 1999. Previously, Mr. Laird was a Managing Director of Veronis, Suhler & Associates, a small leading specialty investment bank that serves the media and information industries since 1989. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and investment strategist for Paine Webber Mitchell Hutchins. Mr. Laird is the Chairman and a member of the Compensation Committee and has served on the Board since 1993.

John C. Mickle, Director. Mr. Mickle has been President of Sullivan, Morrissey & Mickle Capital Management Corporation since 1978. Mr. Mickle is an experienced investment advisor, having held prior positions with Shearson Hayden Stone, Inc., UBS-DB Corporation, and Faulkner, Dawkins & Sullivan, Inc. Mr. Mickle is also a Director of Mickelberry Communications Inc. Mr. Mickle is the chairman and a member of the Audit Committee and has served on the Board since November 1997.

Walter F. Siebecker, Director. Mr. Siebecker joined the National Securities Clearing Corporation ("NSCC") in 1996 as a Managing Director in charge of the organization's Annuity Processing Service. Mr. Siebecker's background is in retail and institutional investment services in the domestic and global markets. Prior to joining NSCC, Mr. Siebecker was a consultant to the Trading Services Division at Lehman Brothers and spent 16 years at Salomon Smith Barney Inc., where he was responsible for the operations division as Executive Vice President and Chief Operations Officer. Mr. Siebecker is a member of the Audit Committee and has served on the Board since November 1997.

The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained on page 3 of the definitive Proxy Statement dated November 23, 1999 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Information Regarding Named Executive Officer Compensation" and "Compensation Pursuant to Stock Options" contained on pages 4 and 5 of the definitive Proxy Statement dated November 23, 1999 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management" contained on pages 3 and 4 of the definitive Proxy Statement dated November 23, 1999 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Information Regarding the Board of Directors and Related Committees" on page 3 of the definitive Proxy Statement dated November 23, 1999 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:


       The following information from FactSet Research Systems Inc.'s fiscal year 1999 Annual Report to Stockholders is incorporated by reference under Items 1, 2, 5, 6, 7, and 8 and are filed as part of this report as part of Exhibit 13.1:


       Financial Highlights.....................................................................page 1
       Five-Year Summary of Selected Financial Data.............................................page 12
       Management's Discussion and Analysis of Results of Operations and Financial..............pages 13-21
       Consolidated Statements of Income........................................................page 23
       Consolidated Statements of Financial Condition...........................................pages 24-25
       Consolidated Statements of Changes in Stockholders' Equity...............................pages 26-27
       Consolidated Statements of Cash Flows....................................................pages 28-29
       Notes to Consolidated Financial Statements...............................................pages 30-43
       Quarterly Financial Data, Common Stock and Quarterly Stock Prices........................page 44
       Report of Independent Accountants........................................................page 45


       The following information from FactSet Research Systems Inc.'s definitive Proxy Statement dated November 23, 1999 is incorporated by reference under Items 10, 11, 12 and 13:

       Information Regarding the Board of Directors and Related Committees......................pages 1-3
       Section 16(a) Beneficial Ownership Reporting Compliance..................................page 3
       Information Regarding Beneficial Ownership of Principal Stockholders,
       Directors and Management.................................................................pages 3-4
       Information Regarding Named Executive Officer Compensation...............................pages 4-5
       Compensation Pursuant to Stock Options...................................................page 5

   (b) Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of fiscal 1999.

   (c) Exhibit Listing

     EXHIBIT NUMBER                                                                                     DESCRIPTION
     3.1..................................................................Restated Certificate of Incorporation (1)
     3.2................................................................................................By-laws (1)
     4.1...................................................................................Form of Common Stock (1)
     10.1..................................Form of Employment Agreement between the Company and Howard E. Wille (1)
     10.2............................................Letter of Agreement between the Company and Ernest S. Wong (1)
     10.3....................................Form of Consulting Agreement between the Company and Charles J. Snyder
     13.1...................................................The Company's fiscal 1999 Annual Report to Stockholders
     21.................................................................................Subsidiaries of the Company
     27.....................................................................................Financial Data Schedule

     (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 23, 1999.

FACTSET RESEARCH SYSTEMS INC.

/s/ ERNEST S. WONG
Ernest S. Wong,
Senior Vice President, Chief Financial Officer, and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 23, 1999.


SIGNATURE                        TITLE

/s/ HOWARD E. WILLE              Chairman of the Board of Directors
Howard E. Wille                  and Chief Executive Officer and Director


/s/ CHARLES J. SNYDER            Vice Chairman of the Board of
Charles J. Snyder                Directors and Director


/s/ MICHAEL F. DICHRISTINA       President
Michael F. DiChristina

/s/ ERNEST S. WONG               Senior Vice President, Chief Financial Officer,
Ernest S. Wong                   and Secretary


/s/ JOHN D. CONNOLLY             Director
John D. Connolly

/s/ DAVID R. KORUS               Director
David R. Korus

/s/ JOSEPH E. LAIRD, JR.         Director
Joseph E. Laird, Jr.

/s/ JOHN C. MICKLE               Director
John C. Mickle

/s/ WALTER F. SIEBECKER          Director
Walter F. Siebecker

EXHIBIT 10.3
Form of Consulting Agreement between the Company and Charles J. Snyder

CONSULTING AGREEMENT


THIS CONSULTING AGREEMENT (the "Agreement"), made as of this 1st day of September, 1999, is entered into by FACTSET RESEARCH SYSTEMS INC., a Delaware corporation with its principal offices at One Greenwich Plaza, Greenwich, CT 06830 (the "Company"), and Charles J. Snyder, with an address at 700 Waverly Road, Ridgewood, NJ 07450(the appointed Vice Chairman and the "Consultant").

INTRODUCTION

WHEREAS, the Consultant is one of the founders of the Company, and currently serves as a Director, the President, and the Chief Technology Officer of the Company and possesses an intimate knowledge of the business, affairs, policies, methods and personnel of the Company;

WHEREAS, the Company has appointed the Consultant as its Vice Chairman of the Board of the
Directors;

WHEREAS, the Consultant desires to terminate employment with the Company;

WHEREAS, the Company and the Consultant recognize that the continued application of the Consultant's experience, abilities and services to the business of the Company and its affiliates would be extremely beneficial to the Company and its affiliates and that application of such experience, abilities and services to the business of any competitor of the Company or its affiliates would cause irreparable damage to the Company;

WHEREAS, subject to the provisions hereof, the Company wishes to be assured that following the termination of the Consultant's current employment with the Company, the Consultant will be available to consult with the Company and will be restricted from competing with or disclosing certain information concerning the Company; and

WHEREAS, the Company and the Consultant are willing to enter into this Agreement;

NOW, THEREFORE, in consideration of the foregoing and of the mutual covenants herein set forth and for other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto agree as follows:

1. SERVICES. The Consultant agrees to use reasonable efforts to perform such consulting, advisory and related services (collectively, the "Services") for the Company as may be reasonably requested from time to time by the Company, including primarily Services pertaining to technology matters that may arise from time to time. The delivery by the Consultant of the Services hereunder shall be at such times and at such locations as the Consultant and the Company may agree from time to time; provided, however, that in no event shall the Consultant be required to render more than 60 hours of Services in any month.

2. TERM. This Agreement shall be effective as of the first business day immediately following the termination of the Consultant's employment with the Company and shall continue in effect until September 1, 2000, and for successive one year terms unless either party gives notice to the other of its intent not to renew at least three months prior to the end of the current term, unless sooner terminated as provided below (the "Consulting Period"). This Agreement shall terminate, and the parties' obligations hereunder shall cease upon notice of termination if (i) the Company fails to perform its obligations hereunder, or
(ii) the Consultant fails to perform the Services pursuant to Section 1 hereof for any reason; provided, however, that the terms of Sections 4 and 7 shall not terminate but shall remain in full force and effect. In the event of such termination, the Consultant shall be entitled to payment for services performed and expenses paid or incurred prior to the effective date of termination.

3. COMPENSATION. During the Consulting Period, the Company shall pay the Consultant a monthly retainer of $10,000 payable in arrears monthly commencing September 30, 1999. The Company shall reimburse the Consultant for all reasonable and necessary expenses incurred or paid by the Consultant, after having obtained the prior approval of the Company, in connection with, or related to, the performance of Services hereunder within 30 days after receipt of an itemization and documentation of such expenses.

4. PROPRIETARY INFORMATION; INVENTIONS.

4.1 PROPRIETARY INFORMATION. The Consultant acknowledges that his relationship with the Company is one of high trust and confidence and that in the course of his service to the Company he will have access to and contact with Proprietary Information (as defined in this Section 4.1). The Consultant agrees that he will not, at any time, disclose to others, or use for his benefit or the benefit of others, any Proprietary Information or Inventions (as defined in Section 4.2 below). For purposes of this Agreement, Proprietary Information shall mean all information (whether or not patentable and whether or not copyrightable) owned, possessed or used by the Company or any third party, including, without limitation,  any Invention,  formula, trade secret, process,  research,  report, technical data, know-how, technology and marketing or business plan, that is communicated to, learned of, developed or otherwise acquired by the Consultant in the course of his performing consulting services to the Company hereunder. The Consultant's obligations under this Section 4.1 shall not apply to any information that (i) is or becomes known to the general public under circumstances involving no breach by the Consultant of the terms of this
Section 4.1, (ii) is generally disclosed to third parties by the Company without restriction on such third parties, (iii) is in the Consultant's possession at the time of disclosure otherwise than as a result of a prior disclosure by the Company to the Consultant or (iv) is disclosed to the Consultant by a third party not under an obligation of confidentiality to the Company with respect thereto. The Consultant represents that his retention as a consultant by the Company and his performance under this Agreement does not, and shall not, breach any agreement that obligates him to keep in confidence any trade secrets or confidential or proprietary information of his or of any other party or to refrain from competing, directly or indirectly, with the business of any other party. The Consultant shall not disclose to the Company any trade secrets or confidential or proprietary information of any other party.

4.2 INVENTIONS. All inventions, discoveries, technology, designs, innovations and improvements related to the business of the Company which are made, conceived or reduced to practice by the Consultant, solely or jointly with others, during the Consultation Period which arise directly from information and discussions presented to the Consultant or which are provided to the Company or while providing consulting services to the Company (collectively, the "Inventions") shall be the sole property of the Company. The Consultant hereby assigns to the Company all Inventions and any and all related patents, copyrights, trademarks, trade names and other industrial and intellectual property rights and applications therefor, in the United States and elsewhere and appoints any officer of the Company as his duly authorized attorney to execute, file, prosecute and protect the same before any government agency, court or authority. Upon the request of the Company and at the Company's expense, the Consultant shall execute such further assignments, documents and other instruments as may be necessary or desirable to fully and completely assign all Inventions to the Company and to assist the Company in applying for, obtaining and enforcing patents or copyrights or other rights in the United States and in any foreign country with respect to any Invention.

5. NONCOMPETITION AND NONSOLICITATION. During the Consulting Period, Consultant shall not be engaged as an employee, director, partner, principal, investor, shareholder, consultant, advisor or independent contractor or in any similar capacity, in any other business activity or conduct, whether or not such business activity or conduct is pursued for gain, profit or other pecuniary advantage, which is similar to or competes with the business of the Company or any of its subsidiaries; provided that nothing in this Section 5 shall preclude the Consultant from holding a less than a 1% interest in the stock of any publicly traded corporation, trust or partnership. During the Consulting Period, the Consultant will not solicit or otherwise induce any employee of the Company or any of its subsidiaries to leave the employ of the Company or any such subsidiary or to become associated, whether as an employee, officer partner, director, consultant or otherwise, with any other business organization. The Consultant and the Company agree that the provisions of this covenant not to compete or solicit are reasonable. However, should any court or arbitrator determine that any provision of this covenant not to compete is unreasonable, either in period of time, geographical area, or otherwise, the parties agree that this covenant not to compete should be interpreted and enforced to the maximum extent which such court or arbitrator deems reasonable.

6. INDEPENDENT CONTRACTOR STATUS. The Consultant shall perform all services under this Agreement as an "independent contractor" and not as an employee or agent of the Company. The Consultant is not authorized to assume or create any obligation or responsibility, express or implied, on behalf of, or in the name of, the Company or to bind the Company in any manner and shall not hold himself out to any party as an employee of the Company. The Consultant shall bear full responsibility for all taxes owing on the compensation payable hereunder, and the Consultant acknowledges that the Company shall not withhold any taxes on such compensation unless otherwise required by law.

7. MISCELLANEOUS. This Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, whether written or oral, relating to the subject matter hereof and thereof. This Agreement may be amended or modified only by a written instrument executed by both the Company and the Consultant. This Agreement shall be construed, interpreted and enforced in accordance with the laws of the State of Connecticut. The Consultant agrees that a breach of any of the restrictions set forth in this Agreement would cause the Company irreparable injury and damage, and that, in the event of any breach or threatened breach, the Company, in addition to all other rights and remedies at law or in equity, shall have the right to enforce the specific performance of such restrictions and to apply for injunctive relief against their violation. The invalidity or unenforceability of any provision hereof (or portion thereof) shall not affect the validity or enforceability of any other provision hereof, and if any such provision (or portion thereof) is so broad as to be unenforceable, it shall be interpreted to be only as broad as is enforceable. This Agreement shall be binding upon, and inure to the benefit of, both parties and their respective successors and assigns, including any corporation with which, or into which, the Company may be merged or which may succeed to substantially all of its assets or business; provided, however, that the obligations of the Consultant are personal and shall not be assigned by him. Any notice or other communication hereunder to either party shall be in writing and shall be deemed to have been duly given when delivered personally or mailed by registered mail, return receipt requested, postage prepaid, addressed to the party as its respective address appears in this Agreement. This Agreement maybe executed in counterparts, each of which will be deemed to be an original, but each of which together will constitute one and the same agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.


FACTSET RESEARCH SYSTEMS INC.,                CHARLES J. SNYDER,


By:____________________                       _______________________
Name:  Howard E. Wille                        Name: Charles J. Snyder
Title: Chairman of the Board

EXHIBIT 13.1
The Company's fiscal 1999 Annual Report to Shareholders

Contents
         About FactSet
1        Financial Highlights
2        To Our Shareholders
7        The New Technology Leaders
13       Management's Discussion and Analysis
23       Consolidated Statements of Income
24       Consolidated Statements of Financial Condition
26       Consolidated Statements of Changes in Stockholders' Equity
28       Consolidated Statements of Cash Flows
30       Notes to Consolidated Financial Statements
45       Report of Independent Accountants
46       Directors and Management
         Corporate Information

Every year since 1979, Forbes magazine has named 200 public enterprises as the best small companies in America. FactSet Research Systems is pleased to have been ranked as the 15th best in the 1999 ranking.

     About FactSet FactSet Research Systems Inc. supplies global economic and financial data to analysts, investment bankers and other financial professionals. The Company combines more than 100 databases from multiple suppliers into a single online source of information and analytics, including fundamental data on tens of thousands of American and international companies and securities.
     Clients have simultaneous access to a wide array of disparate data that they can download directly into spreadsheets or other applications, including their own custom-designed models, to combine with other data for investment analysis.
     FactSet is headquartered in Greenwich, Connecticut and employs more than 350 people in nine locations in North America, Europe and the Pacific Rim. The Company was formed in 1978 and since 1996 has been publicly traded on the New York Stock Exchange under the symbol FDS.

FINANCIAL HIGHLIGHTS

Thousands, except per share data    Years Ended August 31,             1999             1998          % Change
--------------------------------------------------------------------------------------------------------------
Revenues                                                           $103,831          $78,911              31.6
Income from operations                                               28,630           20,883              37.1
Income before income taxes and extraordinary gain                    30,617           22,439              36.4
Net income before extraordinary gain                                 18,565           12,609              47.2
Net income                                                           18,565           12,851              44.5
--------------------------------------------------------------------------------------------------------------
Per Share Data
Diluted earnings per common share**                                $   1.11          $  0.78              42.3
Annual dividend rate                                               $   0.20                -
Weighted average common shares (diluted)**                           16,651           16,470
--------------------------------------------------------------------------------------------------------------
Performance Ratios
Operating margin                                                      27.6%            26.5%
Pretax margin                                                         29.5%            28.4%
Net margin                                                            17.9%            16.0%*
Return on average stockholders' equity                                28.9%            28.4%*

*  Excludes an extraordinary after-tax gain of $242,000.
** Diluted earnings per share and number of shares outstanding give retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999.

Graphic Ommitted [Revenues - Fiscal Years 95,96,97,98,99]
Graphic Ommitted [Operating Margin - Fiscal Years 95,96,97,98,99]
Graphic Ommitted [Earnings per Share - Fiscal Years 95,96,97,98,99] Graphic Ommitted [Stock Price - Fiscal Year ended August 31, 1999]

TO OUR  SHAREHOLDERS

     On behalf of the entire FactSet staff, I am pleased to report another record-setting performance for the fiscal year ended August 31, 1999. Key financial measures, including total revenues, operating profits, cash (beta)ows, earnings per share and overall profitability, moved to new highs. The total number of clients, the number of user passwords and total client commitments to FactSet all advanced sharply. New and enhanced service offerings were important elements in sustaining this momentum. Our engineers have tackled the Y2K issue to ensure a smooth transition to the year 2000, and are continuing to address the opportunities afforded by the increasingly important World Wide Web. In summary, fiscal 1999 was a very good year, marked by gratifying progress on all fronts.

     Top-line growth showed a gain of 31.6% with total revenues rising to $103.8 million. Operating earnings, on further margin improvement, were up 37.1% to $28.6 million. Reflecting a lower effective tax rate, net income jumped 44.5% to $18.6 million. Earnings per share rose 42.3% to $1.11 versus last year's $0.78.

     Fourth quarter financial performance slowed slightly with revenues rising 27.8%, operating income 29.2% and earnings per share 31.8%. We do not attach particular significance to this, regarding it simply as a normal variation in the rate of client commitment growth. While we typically report commitment levels on a quarterly basis only, sequential growth in the months of February and March and again in June was present although a bit sluggish, but then in August we witnessed the year's highest month-to-month sequential growth.

Transition
     As you may have read in our August press release, my friend Charles J. Snyder, President and Chief Technology Officer and a cofounder of FactSet 21 years ago, elected to retire from active day-to-day duties with the Company. He has been named Vice Chairman of the board of directors and will continue as a consultant with the Company.

     We will be forever indebted to Chuck for his profound contributions to the success and quality of FactSet. His technological firsts are far too numerous to elaborate. He gave us a gifted mind, insatiable intellectual curiosity, devoted attention to mind-bending problems and an uncanny ability to cut through the noise to get to the crux of things. If asked, I know

Picture Ommitted [Howard E. Wille - Chairman and Chief Executive Officer]
he would modestly defer most of the credit for our software and engineering achievements to the work of others, but his mentoring and counsel were intimately part of the process. One of his lasting achievements was the nurturing of the next generation of extremely talented and experienced engineering leaders.

     Replacing Chuck as President is Michael F. DiChristina. Mike joined the Company in 1986 as a software engineer. His early accomplishments include the development of Universal Screening, one of our greatest technological coups. This screening and report writing facility affords simultaneous access to multiple databases, in effect transforming disparate data sources into a single data library. The computational engine underlying this creation powers a broad number of other FactSet applications. For the past nine years, Mike has directed Applications Engineering, our largest software engineering group. He holds a degree in electrical engineering from the Massachusetts Institute of Technology.

     Filling Chuck's role as Chief Technology Officer is Townsend Thomas. Tom joined the Company in 1985 and has for many years directed our Systems Engineering and Telecommunications groups. His responsibilities have included all computing and data storage facilities, ranging from desktops to mainframes and all telecommunications facilities, both internal and at client and Company sites worldwide. Tom has been a forceful advocate of leading-edge technologies and has ably steered us through the challenging waters of technological change. He also holds a degree in electrical engineering from MIT.

FactSet Enterprises
     With changes in key personnel, the need to re-review corporate structure and strategies became manifestly clear. In addition to the management changes noted above, we initiated a reshuffling of the organization. One of the hallmarks of this move was the creation of a new functional arm called FactSet Enterprises. William F. Faulkner, who joined us in 1986 and has long served as the Director of Product Development, is now leading the creation of a series of new business units with much clearer mandates to focus FactSet technology on specific market segments and industries. These enterprises are designed to capture the entrepreneurial energies inherent in tightly organized, mission-directed teams of professionals. In some respects this program represents a codification of what was already present at FactSet, but with a special twist. We are physically bringing together all of the players-the product developers, application and platform engineers and sales specialists-in each of these enterprises so they will function as discrete business units with a fair degree of autonomy.

     Each of these entities is charged with responsibility for long-term market development and revenue growth. Our finance and accounting staffs will provide oversight and advice on the cost side of the equation; we want to avoid an incentive system based on profit budgets that can coerce managers into making short-term decisions. Put another way, we want to avoid a system where we reward the attainment of short-term profit goals and leave long-term goals an orphan with no claimants.

     Portfolio Analytics, a discrete new business, is one early success. Started less than 24 months ago with the introduction of the Portfolio Analysis application, the service affords insights into portfolio performance through attribution analysis. This was FactSet's first attempt at dealing directly with a function that is exclusively the province of portfolio managers. Subscribers to this service today exceed 100 clients, with more than 700 passwords. We are planning to broaden the scope of this enterprise.

     Peripherally akin to Portfolio Analytics is Quantitative Analytics, which offers sophisticated Alpha Testing and Backtesting services. Addressing this niche in the marketplace is also relatively new for FactSet and is an example of how our advanced computer technology can be harnessed for a wide variety of purposes.

     Another enterprise is ProActive Publishing, which successfully combines Microsoft and FactSet technologies. Using Microsoft Word, Excel and PowerPoint along with a number of databases from FactSet, this service can generate custom-designed reports with a high degree of automation. For example, ProActive Publishing currently produces "pitch" books for investment bankers and presentation displays for investment managers. And there is more to come.

     A recent addition to FactSet Enterprises is Fixed Income Analytics. This group, which has just released its first suite of services covering the U.S. market, combines FactSet's traditional strengths of data integration and powerful analytics with an expanding array of domestic and international fixed income databases. The goal is to serve the needs of fixed income portfolio managers and analysts at our existing clients and introduce FactSet to an entirely new market segment.

     Data Warehousing is yet another FactSet Enterprise. The aim of this unit is to allow clients to utilize our proprietary database technology for their own needs. To store and maintain their own proprietary data, they can leverage the database structures and data-access tools that FactSet has developed over the past two decades. Additionally, clients can take advantage of all analytical tools available at FactSet.

     FactSet 16-year veteran Merle Yoder is our new Director of Product Development. Merle, who recently returned from an extended European assignment, opened our first overseas office and was instrumental in initiating the overhaul of FactSet service offerings from a U.S. orientation to a global one. The globalization process will continue as we take advantage of the evident opportunities available worldwide. We intend to quicken the pace of product creation and to use product development activities as incubators for future additions to FactSet Enterprises.

Looking Forward
     In terms of immediate prospects, we started the new fiscal year with client commitments of $118.9 million. This represents a gain of 28.6% over year-earlier levels. Commitments are the equivalent of a freeze frame snapshot of the total cost to clients of all services being rendered by FactSet at any point in time. We use the term "freeze frame" because commitments have grown in every single month save one in the past 120 months. While there can be no guarantee that this pattern will persist in future, the accompanying chart depicts the history of client commitments through August 31, 1999.

     As a matter of policy, we do not seek to enter into written contracts with our clients. Instead, clients are free to add or subtract services at any time; to stay with us or to leave of their own volition. In order to retain clients and to encourage the addition of services, we rely on the quality of what we deliver.

Graphic Ommitted [Commitments - Quarterly through August 31, 1999]

     FactSet does not consider itself to have customers; we think of them as clients. In our minds, the first word connotes a transaction-based encounter whereas the latter suggests a long-term professional relationship. Clients are the foundation of our financial health and we strive passionately to treat them accordingly. A measure of the efficacy of our philosophy is a client retention rate in excess of 95% in each of the past nine years (when we started measuring it).

     To better explain the sources of commitment growth and its relationship to subsequent increasing revenue, the table below sketches out our business growth model. Rather than depending solely on price increases, we have chosen to grow by the simple addition of clients, passwords and applications. The table shows three-year change in client count up nearly 50%, passwords up more than 200%, average commitments-i.e., level of service-up 56% and consequent change in year-end commitments up 134%.

ANATOMY OF GROWTH                                                                                3-Year

Years ended August 31,            1996             1997             1998             1999      % Change
-------------------------------------------------------------------------------------------------------
Clients                            439              498              564              658          49.9
Passwords                        6,245           10,771           16,647           20,191         223.3
Average client commitment     $116,000         $138,000         $164,000         $181,000          56.0
Year-end commitments       $50,815,000      $68,551,000      $92,479,000     $118,900,000         134.0
-------------------------------------------------------------------------------------------------------

[Picture Ommitted]

     In last year's annual report, we displayed a close connection between client commitments and subsequent actual reported revenues. In the table below we show commitments at two time periods-the start of our fiscal year and six months later-and reported revenues for the full fiscal year. As you can see, client commitments have proven to be, at least for the periods shown, accurate forecasters of full-year revenues six months hence. We have no reliable way of knowing whether this will hold in the future or what commitments will be six months from now, but we will obviously try to influence the outcome through diligent attention to business.

CLIENT  COMMITMENTS  AND  REPORTED  REVENUES

Thousands    Years Ended August 31,     1996      1997      1998      1999      2000
------------------------------------------------------------------------------------
Commitments, beginning of year       $40,223   $50,815   $68,551   $92,479  $118,900
Commitments at February 28            44,099    58,357    78,652   103,185         ?
Full-year revenues                    44,348    58,358    78,911   103,831         ?
------------------------------------------------------------------------------------

     To gain a better insight into where we are headed, please turn to the observations made by our new President, Michael F. DiChristina, following this letter. With Mike and his team of young, highly skilled managers, we have the ideal combination of extensive technological experience and outstanding organizational talents to lead the company into the new millennium.

     In summary, we have had another strong year and start fiscal 2000 with client commitments well ahead of a year ago. The reorganization of key personnel and the introduction of new departments and products has energized the Company. Enthusiasm about future prospects is especially keen and we stand ready and eager to take advantage of the opportunities and challenges that lie ahead.


Howard E. Wille
Chairman and Chief Executive Officer

THE NEW TECHNOLOGY LEADERS

     Mike  DiChristina,   FactSet's  recently  appointed  President  and  former
Director of Software Engineering, speaks about some of the opportunities and challenges that the Company faces in the years ahead.

     Last year at this time we were just releasing Directions, our own version of a browser, which is now installed at about 90% of our client base.
Consultants in the field report that clients are enthusiastic about the new interface. But we won't stop there. We are continuing to improve it.

     FactSet's architecture involves a small communications program (the Directions browser) installed on the client's PC that communicates with our computer centers where all the application logic and data reside on mainframes. This allows us to give clients immediate access not only to all the improvements we make to our existing applications but also to any new ones we install. As far as the client is concerned, it looks like Excel or Word or other Windows applications. When we install a new enhancement, the PC just receives additional instructions identifying which dialog boxes or buttons to display. The technical term for this architecture is "thin client."

     Ironically, the world is coming around to virtually the identical architecture that FactSet has had for years, namely the Web. Think of programs like Microsoft Internet Explorer or Netscape Navigator as thin clients that are out there talking to servers and displaying information subject to the commands of those servers-those Web sites you visit. We see this as a vindication of our long-held strategy of a thin client architecture.

Picture Ommitted [Michael F. DiChristina - President]

     While Directions serves client needs quite well, we simply cannot ignore the opportunities and challenges afforded by the Internet. Although we've had success in the past, we cannot rest on our laurels; we have to be constantly vigilant in assessing the new technologies as they emerge.

     As we move toward greater use of Web technology, an important thing to remember is that clients want a great deal of security and reliability. This is where our private wide area network (WAN) gives us a real advantage. Tom Thomas and his team built the global wide area network from the ground up and this year they are positioned to incorporate new technology that substantially increases bandwidth. Given the importance of reliability to our clients, the FactSet WAN provides three layers of communications backup.

     Using a standard Web browser to view or republish FactSet information means we have to incorporate the same level of security for clients accessing FactSet through a browser as we have with our own software. Jon Carlson's group in San Mateo is doing extensive research into the latest technology dealing with security over the Web. Advances are being made every day and we will stay on top of those changes in order to provide appropriate security.

     In addition to Web development, Tom's group has been working on an exciting project. They are building FactSet's own real-time pricing center. We looked into buying the capability from a third party, but in the end decided to build it ourselves.

     We've arranged feeds from major U.S. exchanges and are doing the millions of necessary calculations on our dedicated servers before transmitting the data into our Alpha machines. A companion to this project is the sophisticated text searching that allows us to apply filters to the SEC documents, analyst reports and news stories we receive in real time every day. With this technology, clients can personalize their accounts by setting up specific criteria for what they want to see.

Picture Ommitted [Townsend Thomas - Chief Technology Officer, Director, Systems Engineering

     A companywide Y2K project headed by Ed Martin has involved engineers, database managers, quality assurance people and others in ensuring that our systems, databases, applications and clients' proprietary models are Y2K compliant. In addition, we're staffing key departments throughout the millennium weekend and will be prepared to handle any questions that may arise.

     It's going to be an interesting few years coming up as we roll into the 21st century. The Web is quickly becoming ubiquitous and technology is changing faster than ever before; we think we're well poised to thrive in this exciting new information economy.

Picture Ommitted [Jon D. Carlson - Director, Platform Engineering] Picture Ommitted [Edward A. Martin - Director, Information Research]

FINANCIAL REVIEW

Management's Discussion and Analysis
Consolidated Statements of Income
Consolidated Statements of Financial Condition
Consolidated Statements of Changes in Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Report of Independent Accountants

The following section summarizes selected information with respect to the operations and financial condition of FactSet Research Systems Inc. Further detail is available in the Company's Form 10-K, filed with the U.S. Securities and Exchange Commission.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Thousands, except per share data
Years Ended August 31,                           1999       1998       1997       1996       1995
-------------------------------------------------------------------------------------------------

Revenues                                     $103,831    $78,911    $58,358    $44,348    $36,188

Income from operations                         28,630     20,883     14,862     10,633      8,100

Income before taxes and extraordinary gain     30,617     22,439     15,733     11,384      8,670

Net income                                     18,565     12,851*     8,930      6,470      4,939
-------------------------------------------------------------------------------------------------
Diluted earnings per share**                     1.11       0.78*      0.55       0.40       0.32

Weighted average common shares (diluted)**     16,651     16,470     16,257     16,151     15,395

Cash dividends declared per share***             0.15          -          -          -          -
-------------------------------------------------------------------------------------------------
Total assets                                  101,544     70,556     50,835     36,510     28,663

Stockholders' equity                           77,614     51,025     37,627     28,197     21,373
-------------------------------------------------------------------------------------------------
*Includes an extraordinary after-tax gain of $242,000.
** Diluted earnings per share and number of shares  outstanding give retroactive effect to the  3-for-2  stock split that  occurred  on February 5, 1999.
*** On January 8, 1999,  the board of  directors  announced a regular  quarterly dividend of $0.05 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations
                          Years Ended August 31,     1999          1998          1997
-------------------------------------------------------------------------------------
Revenues (millions)                               $ 103.8        $ 78.9        $ 58.4
Commitments (millions)                            $ 118.9        $ 92.5        $ 68.6
Client count                                          658           564           498
Passwords                                          20,191        16,647        10,771
Client retention rate                                 >95%          >95%          >95%
-------------------------------------------------------------------------------------

REVENUES
    Revenues increased 31.6% to a record $103.8 million in fiscal 1999. In fiscal 1998, revenues rose 35.2% to $78.9 million from $58.4 million in fiscal 1997. The main factors driving growth in both years were international expansion, new products and services, an increasing number of subscriptions from existing users and the addition of new clients.

     Revenues from international operations grew 49.1% to $14.9 million for fiscal 1999. Revenues from European operations increased 44.7%; Asia Pacific revenues grew by 61.7%. International operations accounted for 14% of consolidated revenues, up from 13% in fiscal 1998. In fiscal 1998, international revenues grew 58% to $10.0 million. Revenues from European operations jumped 69.4%, while the Asia Pacific business generated a 32.6% revenue increase.

COMMITMENTS. Client commitments at August 31, 1999 rose 28.6% to $118.9 million. Commitments improved 34.9% in fiscal 1998 to $92.5 million. ("Commitments" at a given point in time represent the forward-looking revenues for the next 12 months from all services currently being supplied to clients.) New products and services aimed at portfolio managers and the rollout of a new FactSet "front end" were significant factors in the increase in the average commitment per client over the past two fiscal years. At the end of fiscal 1999, the average commitment per client was $181,000, up from $164,000 and $138,000 for the comparable periods in fiscal 1998 and 1997, respectively. At August 31, 1999, no individual client accounted for more than 4% of total commitments, and commitments from the top ten clients did not exceed 15% of total commitments. The Company does not seek to enter into written contracts with its clients; clients are free to add to, delete from or terminate service at any time.

CLIENT COUNT AND RETENTION. The number of FactSet clients grew by 94 on a net basis to 658 in fiscal 1999; 42% more than the 66 net client additions in fiscal 1998. Client retention for 1999 continued at a rate in excess of 95%.

PASSWORDS. Passwords, which represent the number of FactSet users, grew 21% during the fiscal year, totaling 20,191 by August 31, 1999. In fiscal 1998, client passwords increased more than 50% to 16,647, due to the expansion of several large investment banking relationships.

Graphic Ommitted [Total Employees - Fiscal Years 97,98,99]
Graphic Ommitted [Number of Clients - Fiscal Years 97,98,99]
Graphic Ommitted [Revenues - Fiscal Years 97,98,99]

COST OF SERVICES
     Cost of services for fiscal 1999 increased 22% to $37.3 million. In fiscal 1998, cost of services rose 31.1% to $30.6 million. These increases were mainly due to higher employee compensation and benefits and additional depreciation and maintenance costs on computer equipment.

EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the engineering and consulting groups increased $4.9 million in fiscal 1999 and $3.5 million in fiscal 1998. To sustain current revenue growth levels, the engineering and consulting groups increased staff by 33% and 42% in fiscal years 1999 and 1998, respectively.

DEPRECIATION EXPENSE. Depreciation expense on computer-related equipment increased $2.0 million for the year ended August 31, 1999. In fiscal 1998, depreciation expense increased $1.5 million. Such increases were the result of higher levels of capital spending to upgrade and increase capacity of the Company's data centers. During the past two fiscal years, six Compaq GS 140 mainframe systems were added, system-wide memory more than doubled to 192 gigabytes and disk storage capacity increased to 2.5 terabytes.

SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative expenses ("SG&A") increased 38.1% in fiscal 1999, totaling $37.9 million. In fiscal 1998, SG&A rose 36.1% to $27.4 million. Increases in fiscal 1998 and 1999 were mainly the result of higher employee compensation and benefits and office facility expansion.

EMPLOYEE COMPENSATION AND BENEFITS. Employee compensation and benefits for the sales, product development and various other support departments grew $4.6 million in fiscal 1999. For fiscal 1998, employee compensation and benefits increased $4.1 million over the prior year. The number of employees in the sales, product development and various other support departments increased by 38.7% and 30% in fiscal years 1999 and 1998, respectively.

OFFICE FACILITY EXPENSES. Rent, amortization of leasehold improvements and office expenses were up $2.7 million in fiscal 1999 and up $1.0 million in fiscal 1998. These increases were the result of office openings in New York; Boston; Stamford, Connecticut; Hong Kong; and Sydney and office expansions in San Mateo, California and Tokyo during the past two fiscal years.

FOREIGN CURRENCY. Approximately 95% of the Company's revenues are received in U.S. dollars and the net monetary position of the Company's foreign offices are not significant. Therefore, foreign currency gains and losses have not been material.

OPERATING MARGIN
     The operating margin for fiscal 1999 was 27.6%, up from 26.5% and 25.5% in fiscal years 1998 and 1997, respectively. The improvement in fiscal 1999 was largely due to declining clearing fees, communication expenses and data costs as a percentage of revenues, partially offset by increased compensation costs and amortization expenses. In fiscal 1998, the higher operating margin was attributable to decreased clearing costs, data charges and rent as a percentage of revenues, partially offset by increased compensation expenses.

CLEARING FEES. Cash fees generate higher margins than commission revenues, although net revenues to the Company are approximately the same under both payment methods. Clients who pay for services using commissions on securities transactions are charged a higher fee than cash-paying clients in order to cover clearing broker charges paid by the Company. Over the past two fiscal years, commissions, while growing in absolute terms, have been declining as a percentage of total revenues, representing 38.5% of the total for fiscal 1999 compared to 42.6% in fiscal 1998 and 46.3% in fiscal 1997.

DATA COSTS. Data costs declined as a percentage of revenues in both fiscal 1999 and 1998. This decline is a result of a change in the way a particular database supplier bills FactSet clients. Prior to January 1, 1998, the database supplier was paid through FactSet; after January 1, 1998, this database supplier moved to direct billing of clients. This change in billing practices had the effect of decreasing revenues and expenses by the same amount.

INCOME FROM OPERATIONS
     Income from operations rose 37.1% to $28.6 million in fiscal 1999 compared with an increase of 40.5% in fiscal 1998 to $20.9 million.

INCOME TAXES
     The effective tax rate for fiscal 1999 was 39% compared to 44% a year ago. Included in the 1999 effective tax rate was the net effect of concluding two state income tax audits. Without considering the favorable effect of the audits, the effective tax rate would have been 42%.

NET INCOME AND EARNINGS PER SHARE
     Net income in fiscal 1999, prior to the recognition of an extraordinary gain in fiscal 1998, grew by 47.2% to $18.6 million and diluted earnings per share advanced 44.2% to $1.11. The percentage gains after inclusion of the 1998 extraordinary gain were 44.5% for net income and 42.3% for diluted earnings per share.

     In fiscal 1998, net income increased 43.9% to $12.9 million and diluted earnings per share were up 41.8% to $0.78. Excluding the extraordinary gain of $242,000, net income increased 41.2% and diluted earnings per share rose 40%.

NET MARGIN
     Net margin for fiscal 1999 was 17.9%. In fiscal 1998, net margin was 16.0%, excluding a $242,000 extraordinary gain, up from 15.3% in fiscal 1997.

Graphic Ommitted [Operating Margin - Fiscal Years 97,98,99]
Graphic Ommitted [Income from Operations - Fiscal Years 97,98,99]
Graphic Ommitted [Net Income - Fiscal Years 97,98,99]

LIQUIDITY
     Cash generated by operating activities advanced 20.3% to $25.6 million for fiscal 1999 compared to $21.3 million in fiscal 1998. This increase reflected higher levels of profitability, increased deferred fees and commissions and higher depreciation and amortization expenses.

CAPITAL EXPENDITURES
     Capital expenditures in fiscal 1999 were $16.5 million, compared to $12.0 million in fiscal 1998. During fiscal 1999, the Greenwich, Connecticut, and New York computer centers underwent major upgrades. Two Compaq GS 140 mainframe systems were purchased and installed. Main memory in each of the 12 mainframe systems increased 60% to 16 gigabytes and system-wide disk storage space was boosted to 2.5 terabytes. Furniture and fixture and leasehold improvements contributed $6.2 million to the capital expenditure total. Four new offices were opened in North America and Asia Pacific during fiscal 1999.

FINANCING OPERATIONS AND CAPITAL NEEDS
     Cash, cash equivalents and investments totaled $54.8 million and represented 54% of total assets at August 31, 1999. All capital and operating expenses were financed with cash generated from operations. The Company has no outstanding debt.

REVOLVING CREDIT FACILITIES
     The Company has two revolving credit facilities in an aggregate principal amount of up to $25 million available for working capital and general corporate purposes. The Company has not drawn on either facility and has no present plans to utilize any portion of the available credit.

FORWARD-LOOKING FACTORS

CASH DIVIDEND
     In June 1999, the board of directors approved a quarterly dividend of $0.05 per share. The cash dividend was paid in September 1999 to common stockholders of record on August 31, 1999.

INCOME TAXES
     The effective tax rate for fiscal 1999 was 39% compared to 44% a year ago. Included in the 1999 effective tax rate was the net effect of concluding two state income tax audits. Without considering the favorable effect of the audits, the effective tax rate would have been 42% and is expected to approach that rate in fiscal 2000.

     In the normal course of business, the Company's tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty in the audit process but the Company has no reason to believe that the audits will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

MARKET SENSITIVITIES
     In the ordinary course of business, the Company is exposed to financial risks involving equity, interest rates and foreign currency markets.

     During the past three fiscal years, the U.S. and European equity markets have reached record highs. Historically, there has been little correlation between results of the Company's operations and the performance of global equity markets. However, an extended global stock market decline could negatively impact a majority of the Company's clients (investment management firms and investment banks) and increase the likelihood of personnel reductions among FactSet's existing and potential clients.

     The fair market value of the Company's investment portfolio at August 31, 1999 was $22.9 million. Changes in interest rates impact this fair market value. The portfolio of fixed income investments is managed to preserve principal and contains instruments entered into for purposes other than trading. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company's portfolios are managed such that weighted average duration of short-term investments does not exceed 18 months. The average duration of interest sensitive investments was 0.66 years at August 31, 1999. Accordingly, a 10% increase or decrease in interest rates would cause the fair value of investments to change by approximately $1.5 million. Investments such as puts, calls, strips, straddles, short sales, futures, options or investments on margin are not permitted by the Company's investment guidelines. For these reasons, in addition to the fact that the Company has no outstanding debt, financial exposure to changes in interest rates is expected to continue at a low level.

     All investments are held in U.S. dollars and approximately 95% of the Company's revenues are received in U.S. dollars. Accordingly, exposure to
movements   in  foreign   currency   prices  is   expected  to  continue  to  be
insignificant.

YEAR 2000
     Many companies are confronted with business risks associated with the Year 2000 (Y2K) because many computer hardware systems and software programs use only two digits to indicate a year. These systems and programs may incorrectly process dates beyond 1999, resulting in information errors or system failures. FactSet has been working on issues concerning Y2K since the fall of 1997 and has made substantial efforts to ensure against significant problems resulting from Y2K-related issues. The Y2K issue extends beyond the Company's internal back-office systems to its mainframe centers, related application programs and the communication network that support the entire client base. Given the importance of this issue, the Company has taken numerous actions to analyze, assess and remediate Y2K vulnerability.

THE COMPANY'S STATE OF READINESS. Three broad areas have been identified as potential concerns for Y2K-related problems. They are 1) the FactSet online system, 2) FactSet's internal infrastructure and 3) client remediation efforts relating to Y2K.

THE FACTSET ONLINE SYSTEM. The core product FactSet provides is extremely dependent on its computer systems correctly handling and manipulating dates; it is a critical aspect of FactSet's ability to do business and the Company has taken a number of steps to make the FactSet online system Y2K compliant.

     With respect to Y2K compliance, the FactSet online system can be broken up into four components. They are: 1) the user interface, 2) the internal applications that deliver data from databases to the end user's desktop, 3) the databases that contain the information received from vendors and 4) the method of transmitting the data from vendors to FactSet and from FactSet to clients. The Company has tested the FactSet online system and believes that no further significant Y2K alterations are necessary to be Y2K compliant.

     Determining the specific enhancements necessary to make the online system compliant was a major priority and, consequently, Y2K enhancements to the FactSet online system's user interface are in place. Having achieved this, the Company's clients are able to proceed with their own remediation efforts without concern for any unexpected changes in the FactSet online system. The online system now universally accepts four-digit years wherever a year specification can be made.

     Source code comprising the FactSet online system has been reviewed by application engineers to ensure that dates beyond the year 2000 are handled properly. To ensure the completion of the process, an inventory of all system applications was made to confirm that all systems have been updated. Quality assurance testing has also been done on all online applications to test for Y2K compliance problems.

     Underlying all FactSet online applications are the databases. Many of them contain historical information and therefore dates to which those data items correspond. As part of FactSet's compliance effort, all such databases have been reviewed to ensure that dates and historical data beyond the year 2000 can be accommodated. Many of the databases were already compliant, with most of the more recently added databases designed to store years as four-digit integers. An inventory of all FactSet databases has been made to identify which databases are compliant and which are not. Virtually all of FactSet's databases are now internally Y2K compliant. Remediation efforts to make all databases compliant are expected to be completed in the fourth calendar quarter of 1999.

     The online system contains information received from more than 40 vendors. A critical part of FactSet's compliance effort involves insuring that the flow of information from the suppliers to FactSet continues uninterrupted into the new millennium. Fortunately, FactSet has flexibility in processing the information; instead of receiving tightly packaged "databases" from its vendors, the Company receives transmissions upon which programs are written to load the information contained therein into databases stored on mainframes. These programs have all been written by in-house engineers and can therefore be customized to accommodate changes that a vendor may make to its transmission format in order to achieve compliance.

     FactSet continues to assess the Y2K readiness of its database suppliers. The Company maintains regular discussions with its vendors and has been encouraging them to prepare and transmit data that is Y2K compliant. Where applicable, test transmissions were also requested to simulate the update process with post-2000 data. FactSet has also reviewed public statements made by many of its database vendors with respect to Y2K issues. The Company believes that data transmitted after December 31, 1999 will be compliant.

INTERNAL INFRASTRUCTURE. FactSet is no different from many organizations in its dependence on external systems that are a critical part of its infrastructure. These systems include, but are not limited to, the mainframe systems, phone systems, accounting and payroll systems and the physical systems including heating, air conditioning and utilities. FactSet has 12 Compaq GS 140 mainframe systems and has reviewed public information from Compaq's Web site stating that no interruption or failure of its mainframe systems is anticipated from Y2K issues. The Company also faces Y2K issues from third-party telecommunications systems over which clients access its services. The Company has reviewed public information from its significant telecommunications providers concerning Y2K compliance and there has been no indication that Y2K issues will cause a significant failure or interruption of telecommunications services. The suppliers of significant internal back-office systems (accounting and payroll) have also been queried for confirmation that their software is Y2K ready. The Company has reviewed public statements made by these suppliers and, to date, there has been no indication that the systems/software provided by these suppliers will result in any Y2K-related problems.

CLIENT REMEDIATION EFFORTS. FactSet is concerned not only with ensuring the compliance of its online system, but also with ensuring that its clients do not encounter significant Y2K difficulties when using FactSet. The flexibility of the FactSet system provides its clients the opportunity to create customized "models" that can take the form of spreadsheet reports, private databases or formulas. Users can program their use of FactSet in much the same way a systems programmer does. However, the compliance of a programming language does not necessarily ensure the compliance of all the programs written in that language. Some of FactSet's most sophisticated clients have thousands of proprietary models on the FactSet mainframes. A certain amount of remediation effort is needed by the Company's clients, regardless of what FactSet had done to provide a smooth Y2K transition.

     FactSet has been and is continuing to facilitate the remediation efforts of its clients and has developed tools for this purpose. The Company has implemented a test to simulate the operation of its online system in a post-2000 environment. The "Y2K Testbed" provides clients with the ability to perform remediation testing on their internal systems that may depend on information from FactSet's online system. The testbed connects the live FactSet online system and all its applications to databases cast forward beyond the year 2000. This allows for testing of the entire process that takes the data from the mainframes through the applications and ultimately to the user desktop.

     FactSet released the Y2K Auditor in March 1999, a software program to facilitate further remediation testing by clients. The Y2K Auditor is an online application that scans client models for potential Y2K issues, identifying whether a given model should continue to operate properly, or whether some remediation is required.

     FactSet has made efforts to heighten client awareness of its Y2K initiatives, including a direct mail campaign and making available documentation concerning Y2K on its Web site. Clients have also had opportunities to attend Y2K forums sponsored by FactSet. Held in over a dozen cities worldwide, the forums presented an overview of FactSet's compliance strategy and introduced the remediation tools available to assist each client's transition into the next millennium.

     During the course of 1999, three "rollforward" tests were conducted to fully test the operation of the online system with the mainframe system clocks actually cast forward into the next millennium. None of these tests revealed any material problems about FactSet's Y2K readiness; however, the rollforward tests did not cover data delivery methods. During the final two tests, clients were also allowed to conduct their own tests while connected to the online system in this "rollforward" environment. Dozens of users participated in these tests and none reported significant Y2K-related problems.

CONTINGENCY PLANS. The Company's Y2K project team has developed contingency plans to address worst case scenarios regarding Y2K. These plans supplement many levels of redundancy already built into the FactSet information technology structure.

     The New York and Greenwich, Connecticut, data centers are operated as "hot" sites, each designed to run at roughly 50% of capacity. If one data center should fail or require shutdown, the other should have more than sufficient capacity to carry the entire client base. Each data center is serviced by separate public utility companies, thus reducing the dependency on a single source of electrical power. In addition, nearly every client has at least two methods of accessing the data centers, reducing dependency on a single communications carrier.

     The extent of preparation and readiness for Y2K varies among the Company's data vendors. Contingency plans have been made so that FactSet will not rely on the ability of data vendors to provide Y2K compliant data. Programs have been tested and are designed to adjust data to be Y2K compliant if a data supplier does not provide it in a specifically compliant format. Should the electronic transmission of any data from any of the Company's vendors fail, there are plans to secure data on tape from major vendors for separate upload to FactSet's two data centers.

COSTS TO ADDRESS YEAR 2000. Costs relating to Y2K projects principally relate to salaries of in-house software engineers and are not incremental to recurring operating expenses. Internal costs incurred are not separately tracked and recorded; however, based on the estimated time needed by FactSet staff to prepare all FactSet systems to be Y2K compliant, past and future costs amount to approximately $2.0 million and $1.0 million, respectively, and have been expensed as incurred. Y2K changes take place at the Company's mainframe centers and do not require a separate program installation on each client's personal computer or supporting network. Y2K compliance matters have not delayed and are not expected to delay any upcoming information technology projects.

RISKS OF YEAR 2000. The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities. There can be no assurances that the databases distributed by the Company, or related applications, the mainframes, communications and back-office systems, do not contain undetected errors or defects associated with Y2K date functions. Due to the general uncertainty inherent in the Y2K problem, resulting in part from the Y2K readiness or lack of readiness of third parties beyond the Company's control, including clients, it is impossible to determine at this time whether the Y2K problem will have a material impact on the Company. Although the Company believes its Y2K efforts will be successful and does not anticipate the cost of compliance to be material, any failure or delay to address Y2K issues could result in a major disruption of its business, damage to the Company's reputationand a material adverse change in its results of operations, cash flows and financial position.

NEW ACCOUNTING PRONOUNCEMENTS
     In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This statement is effective for the Company's fiscal year ending August 31, 2000. The impact from adopting this statement on the Company's results of operations and financial position will not be material.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and establishes accounting and reporting standards for derivative instruments. It requires that derivatives be recorded at fair value as either assets or liabilities in the Statements of Financial Condition. Additionally, the fair value adjustments will impact either stockholders' equity or net income, depending whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company is required to adopt this new standard in fiscal year 2001. The impact from adoption on the Company's results of operations and financial position is not expected to be material because, at present, the Company does not use derivatives to hedge risks associated with equity, interest rates or foreign currency markets. The actual impact, however, will depend on the fair values of derivative instruments the Company may hold at the time of adoption.

FORWARD-LOOKING STATEMENTS
     This Management's Discussion and Analysis contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "commitments," "believes," "could," "continues," "will not," "is expected," "may," "does not anticipate," "will have," "will result," "are expected," "are not expected," "can," "will be," "is anticipated," "is continuing," "should have," "no indication" and "will not" are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events or otherwise.

     Future factors include the ability to hire qualified personnel; maintenance of the Company's leading technological position; the impact of global market trends on the Company's revenue growth rate and future results of operations; the success of Y2K compliance activities; the negotiation of contract terms supporting new and existing databases; the resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and sustaining the past growth in rates of profitability and cash flow generation.

CONSOLIDATED STATEMENTS OF INCOME
FactSet Research Systems Inc.
Thousands, except per share data                  Years Ended August 31,    1999              1998              1997
--------------------------------------------------------------------------------------------------------------------
Subscription Revenues
Commissions                                                            $  39,982         $  33,581         $  27,028
Cash fees                                                                 63,849            45,330            31,330
                                                                          ------            ------            ------
Total subscription revenues                                              103,831            78,911            58,358
                                                                         -------            ------            ------
--------------------------------------------------------------------------------------------------------------------
Expenses
Cost of services                                                          37,335            30,605            23,353
Selling, general and administrative                                       37,866            27,423            20,143
                                                                          ------            ------            ------
Total operating expenses                                                  75,201            58,028            43,496
                                                                          ------            ------            ------
--------------------------------------------------------------------------------------------------------------------
Income from operations                                                    28,630            20,883            14,862
Other income                                                               1,987             1,556               871
                                                                           -----             -----               ---
Income before income taxes and extraordinary gain                         30,617            22,439            15,733
Income taxes                                                              12,052             9,830             6,803
                                                                          ------             -----             -----
Net income before extraordinary gain                                      18,565            12,609             8,930
Extraordinary gain, net of $191 of taxes                                       -               242                 -
                                                                          ------            ------            ------
Net income                                                             $  18,565         $  12,851         $   8,930
                                                                       =========         =========         =========
--------------------------------------------------------------------------------------------------------------------
Weighted average common shares (basic)*                                   15,405            14,445            14,319
Weighted average common shares (diluted)*                                 16,651            16,470            16,257
--------------------------------------------------------------------------------------------------------------------
Basic earnings per common share*                                       $    1.21         $    0.89         $    0.62
Diluted earnings per common share*                                     $    1.11         $    0.78         $    0.55
--------------------------------------------------------------------------------------------------------------------
* Number of shares  outstanding and earnings per share amounts give  retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999.

         The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
Assets
Thousands                                         At August 31,             1999              1998
--------------------------------------------------------------------------------------------------
Current Assets
Cash and cash equivalents                                              $  31,837         $  37,631
Investments                                                               22,934                 -
Receivables from clients and clearing brokers                             14,399            11,121
Receivables from employees                                                   614               533
Deferred taxes                                                             6,437             4,034
Other current assets                                                         413               921
                                                                             ---               ---
Total current assets                                                      76,634            54,240
                                                                          ------            ------
--------------------------------------------------------------------------------------------------
Long-Term Assets
Property, equipment and leasehold  improvements, at cost                  55,334            38,839
Less accumulated depreciation                                            (33,951)          (24,159)
                                                                         -------           -------
Property, equipment and leasehold  improvements, net                      21,383            14,680
--------------------------------------------------------------------------------------------------
Other Long-Term Assets
Deferred taxes                                                             1,785             1,250
Other assets                                                               1,742               386
--------------------------------------------------------------------------------------------------
Total Assets                                                           $ 101,544         $  70,556
                                                                       =========         =========
--------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Thousands, except per share data                  At August 31,             1999              1998
--------------------------------------------------------------------------------------------------
Current Liabilities
Accounts payable and accrued expenses                                  $   6,657         $   4,847
Accrued compensation                                                       7,558             6,155
Deferred cash fees and commissions                                         6,964             4,546
Dividend payable                                                             788                 -
Current taxes payable                                                      1,522             3,513
                                                                           -----             -----
Total current liabilities                                                 23,489            19,061
                                                                          ------            ------
--------------------------------------------------------------------------------------------------
Non-Current Liabilities
Deferred rent                                                                441               471
                                                                             ---               ---
--------------------------------------------------------------------------------------------------
Total liabilities                                                         23,930            19,532
                                                                          ------            ------
Lease commitments (see Note 12)
--------------------------------------------------------------------------------------------------
Stockholders' Equity
Preferred stock, $0.01 par value, 10,000,000
shares authorized, none issued                                                 -                 -
Common stock, $0.01 par value, 40,000,000 shares
authorized, 15,882,409 and 14,604,399 shares issued;
15,769,316 and 14,509,560 shares outstanding at
August 31, 1999 and 1998, respectively                                       158               148
Capital in excess of par value                                            14,160             2,933
Retained earnings                                                         64,610            48,388
Unrealized gain on investments, net of taxes                                   7                 -
                                                                          ------            ------
                                                                          78,935            51,469
Less treasury stock - 113,093 and 94,839 shares at
August 31, 1999 and 1998, respectively, at cost                            1,321               445
       --- ----     -----                                                  -----               ---
Total stockholders' equity                                                77,614            51,024
                                                                          ------            ------
--------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                             $ 101,544         $  70,556
                                                                       =========         =========
--------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FactSet Research Systems Inc.
Thousands                             Years Ended August 31,                1999              1998              1997
--------------------------------------------------------------------------------------------------------------------
Common Stock
Balance, beginning of year                                             $     148         $     147         $     147
Exercise of stock options                                                     10                 1                 -
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                         158               148               147
--------------------------------------------------------------------------------------------------------------------
Capital in Excess of Par Value
Balance, beginning of year                                                 2,933             1,995             1,431
Additional stock issued for ESOP                                             874               600               500
Exercise of stock options                                                  2,861               338                64
Income tax benefits from
    option exercises                                                       7,492                 -                 -
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                      14,160             2,933             1,995
--------------------------------------------------------------------------------------------------------------------
Unrealized Gain on Investments,
Net of Taxes
Balance, beginning of year                                                     -               239               176
Change in unrealized gain
    on investments, net of taxes                                               7              (239)               63
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                           7                 -               239
--------------------------------------------------------------------------------------------------------------------
Retained Earnings
Balance, beginning of year                                                48,388            35,537            26,607
Net income                                                                18,565            12,851             8,930
Dividends                                                                 (2,343)                -                 -
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                      64,610            48,388            35,537
--------------------------------------------------------------------------------------------------------------------


Thousands                             Years Ended August 31,                1999              1998              1997
Treasury Stock
Balance, beginning of year                                                  (445)             (291)             (164)
Repurchase of common stock                                                  (876)             (154)             (127)
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                      (1,321)             (445)             (291)
--------------------------------------------------------------------------------------------------------------------
Total Equity
Balance, beginning of year                                                51,024            37,627            28,197
Additional stock issued for ESOP                                             874               600               500
Repurchase of common stock                                                  (876)             (154)             (127)
Exercise of stock options                                                  2,871               339                64
Change in unrealized gain on investments, net of taxes                         7              (239)               63
Income tax benefits from option exercises                                  7,492                 -                 -
Net income                                                                18,565            12,851             8,930
Dividends                                                                 (2,343)                -                 -
--------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                   $  77,614         $  51,024         $  37,627
--------------------------------------------------------------------------------------------------------------------
Comprehensive Income
Net income                                                             $  18,565         $  12,851         $   8,930
Unrealized gain on investments, net of taxes                                   7                 -                63
--------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                   $  18,572         $  12,851         $   8,993
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
Thousands                             Years Ended August 31,                1999              1998              1997
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                             $  18,565         $  12,851         $   8,930
Adjustments to reconcile net income to net cash
  provided by operating activities
    Depreciation and amortization                                          9,792             6,557             4,737
    Deferred tax benefit                                                  (2,938)           (1,208)           (1,238)
    Accrued ESOP contribution                                              1,000               750               600
    Gain on sale of investment                                                 -              (433)                -
                                                                          ------            ------            ------
Net income adjusted for non-cash items                                    26,419            18,517            13,029
Changes in working capital
    Receivables from clients and clearing brokers                         (3,278)           (3,786)           (1,154)
    Receivables from employees                                               (81)               16               397
    Accounts payable and accrued expenses                                  1,810             2,539             1,061
    Accrued compensation                                                   1,153             2,329             1,596
    Deferred cash fees and commissions                                     2,418                47               701
    Current taxes payable                                                 (1,991)            1,086             1,633
    Other working capital accounts, net                                     (883)              508              (231)
                                                                          ------            ------            ------
Net cash provided by operating activities                                 25,567            21,256            17,032
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
(Purchases) Sales of investments                                         (22,923)            1,389               (43)
Purchases of property, equipment and
    leasehold improvements                                               (16,495)          (12,015)           (6,268)
Retirements of property, equipment and
    leasehold improvements                                                     -                 -               458
                                                                         -------           -------            ------
Net cash used in investing activities                                    (39,418)          (10,626)           (5,853)
--------------------------------------------------------------------------------------------------------------------


Thousands                             Years Ended August 31,                1999              1998              1997
Cash Flows from Financing Activities
Dividend payments                                                         (1,430)                -                 -
Repurchase of common stock from employees                                   (876)             (154)             (127)
Proceeds from exercise of stock options                                    2,871               339                64
Income tax benefits from option exercises                                  7,492                 -                 -
                                                                           -----             -----             -----
Net cash provided by (used in) financing activities                        8,057               185               (63)
--------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                      (5,794)           10,815            11,116
Cash and cash equivalents at beginning of year                            37,631            26,816            15,700
                                                                          ------            ------            ------
Cash and cash equivalents at end of year                               $  31,837         $ 37,631          $  26,816
                                                                       =========         ========          =========
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes                             $  11,868         $  10,134         $   6,145
                                                                       =========         =========         =========
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Non-Cash Flow Information
Issuance of stock during the year for purchase of
    common shares for the ESOP                                         $     750         $     600         $     500
                                                                       =========         =========         =========
Dividends declared, not paid                                           $     788                 -                 -
                                                                       =========         =========         =========
--------------------------------------------------------------------------------------------------------------------
The  accompanying  notes are an integral  part of these  consolidated  financial statements.

Notes to Consolidated Financial Statements
FactSet Research Systems Inc.
August 31, 1999, 1998 and 1997

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

     To facilitate the receipt of subscription revenues on a commission basis, the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. FDS does not otherwise engage in the securities business.

     Subscription revenues paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDA's account.

     FactSet Limited and FactSet Pacific, Inc. are wholly owned subsidiaries of the Company and are U.S. corporations with foreign branch operations in London, Tokyo, Hong Kong and Sydney.

2. ACCOUNTING POLICIES
     The significant accounting policies of the Company and its subsidiaries are summarized below.

FINANCIAL STATEMENT PRESENTATION. The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements. A reclassification of $3,064 and $2,097 in fiscal 1998 and 1997, respectively, was made this year. These amounts were previously listed on the financial statements as other expenses and are now included as SG&A to conform with the current year presentation.

     Cost of services is composed of employee compensation and benefits for the engineering and consulting groups, clearing fees, data costs, computer maintenance and depreciation expenses and communication costs. Selling, general and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas including valuation allowances for deferred tax assets, depreciable lives of fixed assets, accrued liabilities and allowances for doubtful accounts. Actual results could differ from those estimates.

REVENUE RECOGNITION. Subscription charges are quoted to clients on an annual basis, but are earned monthly as services are provided. Subscription revenues recorded as commissions and subscription revenues recorded as cash fees are earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred cash fees and commissions.

CLEARING FEES. When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers to execute and settle clients' securities transactions. Clearing fees are recorded when subscription revenues recorded as commissions are earned.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents consists of demand deposits and money market investments with maturities of 90 days or less.

INVESTMENTS. Investments have original maturities greater than 90 days and are classified as available-for-sale securities in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at market value. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of tax.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS. Depreciation of computers and related equipment acquired before September 1, 1994 is recognized using the double declining balance method over estimated useful lives of five years. Computers and related equipment acquired after September 1, 1994 are depreciated on a straight-line basis over estimated useful lives of three years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives of five years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

INCOME AND DEFERRED TAXES. Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes. The Company records deferred taxes for such items as accrued liabilities; deferred cash fees and commissions; deferred rent; and property, equipment and leasehold improvements, net of depreciation and amortization.

     Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value.

EARNINGS PER SHARE. The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the board of directors. Earnings per share and number of shares outstanding give retroactive effect for all years presented for the 3-for-2 stock split that occurred on February 5, 1999. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common shares. Shares available pursuant to grants made under the Company's stock option plans are included as common share equivalents using the treasury stock method.

STOCK-BASED COMPENSATION. As discussed in Note 14, "Stock Option Plans," the Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

NEW ACCOUNTING PRONOUNCEMENTS. The Company adopted SFAS No. 130, Reporting Comprehensive Income, in fiscal year 1999. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The difference between comprehensive income and net income is displayed in the Consolidated Statements of Changes in Stockholders' Equity. This statement did not have any effect on the Company's financial position or results of operations, as it requires only additions to current disclosures.

     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued in 1998 and establishes accounting and reporting standards for derivative instruments. It requires that derivatives be recorded at fair value as either assets or liabilities in the Statements of Financial Condition. Additionally, the fair value adjustments will impact either stockholders' equity or net income, depending whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company is required to adopt this new standard in fiscal year 2001. The impact from adoption on the Company's results of operations and financial position is not expected to be material because, at present, the Company does not use derivatives to hedge risks associated with equity, interest rates or foreign currency markets. The actual impact, however, will depend on the fair values of derivative instruments the Company may hold at the time of adoption.

     In March 1998, Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, was issued. This statement is effective for the Company's fiscal year ending in August 31, 2000. The impact from adopting this statement on the Company's results of operations and financial position will not be material.

3. COMMON STOCK AND EARNINGS PER SHARE
     Shares of common stock and related amounts give retroactive effect for a 3-for-2 stock split for all years presented. The stock split was effected as a stock dividend and occurred on February 5, 1999. Shares of common stock outstanding were as follows:

Thousands                             Years Ended August 31,                1999              1998              1997
--------------------------------------------------------------------------------------------------------------------
Balance, beginning of year                                                14,510            14,353            14,290
Additional stock issued for ESOP                                              40                33                36
Exercise of stock options                                                  1,237               132                36
Repurchase of common stock                                                   (18)               (8)               (9)
                                                                             ---                --                --
Balance, end of year                                                      15,769            14,510            14,353
                                                                          ======            ======            ======
--------------------------------------------------------------------------------------------------------------------

     A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:



                                                                      Income              Shares           Per Share
Thousands, except per share data                                  (Numerator)       (Denominator)             Amount
------------------------------------------- -------------------------------------------------------------------------
Fiscal 1999
Basic EPS
    Income available to common stockholders                          $ 18,565              15,405               $1.21
Diluted EPS
    Dilutive effect of stock options                                       -                1,246
                                                                       ------               -----
    Income available to common stockholders                          $ 18,565              16,651               $1.11
                                                                       ======              ======
---------------------------------------------------------------------------------------------------------------------
Fiscal 1998
Basic EPS
    Income available to common stockholders                          $  2,851              14,445               $0.89
Diluted EPS
    Dilutive effect of stock options                                       -                2,025
                                                                       ------              ------
    Income available to common stockholders                          $ 12,851              16,470               $0.78
                                                                     ========              ======
---------------------------------------------------------------------------------------------------------------------
Fiscal 1997
Basic EPS
    Income available to common stockholders                          $  8,930              14,319               $0.63
Diluted EPS
    Dilutive effect of stock options                                       -                1,938
                                                                       ------              ------
    Income available to common stockholders                          $  8,930              16,257               $0.55
                                                                     ========              ======
---------------------------------------------------------------------------------------------------------------------

4. SUBSCRIPTION REVENUES
     Each client has the option to pay subscription charges either in the form of commissions on securities transactions or on a cash basis, regardless of the nature or amount of the services provided by FactSet to such client. When a client elects to pay subscription charges in the form of commissions, the Company incurs clearing fees, which are charges imposed by the clearing broker used to execute and settle clients' securities transactions. For commission transactions, the dollar amount payable to the Company is higher than the fee that would be payable for the same services on a cash basis because of the associated clearing fees incurred by the Company. However, commissions net of related clearing fees approximate fees that would be paid by a client on a cash basis.

Subscription revenues consists of the following:

Thousands                             Years Ended August 31,            1999              1998              1997
----------------------------------------------------------------------------------------------------------------
Commissions                                                        $  39,982          $ 33,581          $ 27,028
Cash fees                                                             63,849            45,330            31,330
                                                                      ------            ------            ------
                                                                   $ 103,831          $ 78,911          $ 58,358
                                                                   =========            ======            ======
----------------------------------------------------------------------------------------------------------------

Clearing fees paid by the Company related to commissions on securities transactions were $6,496,000, $5,842,000 and $4,687,000 for fiscal years 1999,
1998 and 1997, respectively.

5. RECEIVABLES FROM CLIENTS AND CLEARING BROKERS
Receivables from clients and clearing brokers consists of the following:

Thousands                             At August 31,                     1999              1998
----------------------------------------------------------------------------------------------
Receivables from clients-cash fees                                  $  9,706         $   6,950
Receivables from clients-commissions                                   2,948             2,896
Receivables from clearing brokers                                      1,745             1,275
                                                                       -----             -----
                                                                    $  14,399        $  11,121
                                                                    =========        =========
----------------------------------------------------------------------------------------------

     Receivables from clients-cash fees and receivables from clients-commissions are reflected net of aggregate allowances for doubtful accounts of $927,000 and $672,000 at August 31, 1999 and 1998, respectively.

6. INVESTMENTS
     The Company maintains a portfolio of investments that is managed to preserve principal. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve liquidity, credit quality and diversification. The weighted average duration of the Company's portfolios are managed not to exceed 18 months. Eligible investments include obligations issued by the United States Treasury and other governmental agencies, money market securities and highly rated commercial paper. Investments such as puts, calls, strips, straddles, short sales, futures, options, commodities, precious metals or investments on margin are not permitted under the Company's investment guidelines. All investments are held in U.S. dollars.

     The Company held an investment in a limited partnership that invested primarily in convertible bonds and preferred stocks. During fiscal 1998, this investment was sold and a $242,000 after-tax extraordinary gain was recorded. There were no investments at August 31, 1998.

Investments, classified as available-for-sale securities, consists of the following:

                                                                                                      Unrealized
Thousands                             At August 31, 1999          Cost Basis        Fair Value              Gain
----------------------------------------------------------------------------------------------------------------
Investment portfolios                                                $22,923           $22,934               $11
                                                                      ======            ======                ==
----------------------------------------------------------------------------------------------------------------

7. RECEIVABLES FROM EMPLOYEES
     Receivables from employees consists of the following interest-bearing and non-interest-bearing promissory notes and advances to employees of the Company:

Thousands                             At August 31,                     1999              1998
----------------------------------------------------------------------------------------------
Non-interest-bearing promissory demand notes and
    advances to employees                                               $ 32              $252
6% demand notes from employees                                           582               281
                                                                         ---               ---
                                                                        $614              $533
                                                                         ===               ===
----------------------------------------------------------------------------------------------

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS
Property, equipment and leasehold improvements consists of the following:

Thousands                             At August 31,                     1999              1998
----------------------------------------------------------------------------------------------
Computers and related equipment                                      $39,844           $29,543
Leasehold improvements                                                 8,516             4,531
Furniture, fixtures and other                                          6,974             4,765
                                                                       -----             -----
Subtotal                                                              55,334            38,839
Less accumulated depreciation and amortization                       (33,951)          (24,159)
                                                                     -------           -------
                                                                     $21,383           $14,680
                                                                      ======            ======
----------------------------------------------------------------------------------------------

9. DEFERRED CASH FEES AND COMMISSIONS
     Subscription revenues recorded as commissions and subscription revenues recorded as cash fees are each recorded as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred cash fees and commissions.

Deferred cash fees and commissions consists of the following:

Thousands                             At August 31,                     1999              1998
----------------------------------------------------------------------------------------------
Deferred cash fees                                                    $  837            $  500
Deferred commissions                                                   6,127             4,046
                                                                       -----             -----
                                                                      $6,964            $4,546
                                                                      ======             =====
----------------------------------------------------------------------------------------------

10. INCOME TAXES
The provision for income taxes consists of the following:

Thousands                             Years Ended August 31,            1999              1998              1997
----------------------------------------------------------------------------------------------------------------
Current tax expense
    U.S. federal                                                     $12,190           $ 7,691           $ 5,654
    State and local                                                    2,800             3,347             2,387
                                                                       -----             -----             -----
    Total current taxes                                               14,990            11,038             8,041
                                                                      ======            ======             =====
Deferred tax benefit
    U.S. federal                                                      (2,195)             (842)             (870)
    State and local                                                     (743)             (366)             (368)
                                                                        ----              ----              ----
    Total deferred taxes                                              (2,938)           (1,208)           (1,238)
                                                                      ------            ------            ------
Total tax provision                                                  $12,052           $ 9,830           $ 6,803
                                                                      ======             =====             =====
----------------------------------------------------------------------------------------------------------------

Deferred tax assets consists of the following:
Thousands                             At August 31,                     1999              1998
----------------------------------------------------------------------------------------------
Deferred tax assets
Current
    Deferred fees and commissions                                     $2,918            $1,955
    Accrued liabilities                                                3,519             2,079
                                                                       -----             -----
    Total current deferred taxes                                       6,437             4,034
                                                                       -----             -----
Non-current
    Property, equipment and
    leasehold improvements, net                                        1,575             1,008
    Deferred rent                                                        210               242
                                                                         ---               ---
    Total non-current deferred taxes                                   1,785             1,250
                                                                       -----             -----
Gross deferred tax assets                                              8,222             5,284
Deferred tax asset valuation allowance                                     -                 -
                                                                       -----             -----
                                                                      $8,222            $5,284
                                                                       =====             =====
----------------------------------------------------------------------------------------------

     Included in accounts payable and accrued expenses are accrued taxes other than income taxes of $3.7 million and $1.8 million at August 31, 1999 and 1998, respectively.

     In the normal course of business, the Company's tax filings are subject to audit by federal and state tax authorities. There is inherent uncertainty in the audit process but the Company has no reason to believe that audits will result in additional tax payments that would have an adverse effect on its results of operations or financial position.

     The provisions for income taxes differ from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors:

Thousands                             Years Ended August 31,            1999              1998              1997
----------------------------------------------------------------------------------------------------------------
Tax at statutory U.S. tax rate                                       $10,716            $7,854            $5,396
Increase (Decrease) in taxes from
  state and local taxes, net of
    U.S. federal income tax benefit                                    2,013             1,660             1,308
  Tax benefit from
   income tax audits, net                                               (776)                -                 -
  Other, net                                                              99               316                99
                                                                          --               ---                --
Provision for income taxes                                           $12,052            $9,830            $6,803
                                                                     =======             =====             =====
----------------------------------------------------------------------------------------------------------------

11. NET CAPITAL
     As a registered broker-dealer, FDS is subject to Rule 15c3-1 under the Securities and Exchange Act of 1934, which requires that FDS maintain minimum net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness and a ratio of aggregate indebtedness to net capital of not more than 15 to 1 (the "minimum net capital requirement"). FDS may be prohibited from paying cash dividends to the Company if such dividends would result in its net capital falling below the minimum net capital requirement or its ratio of aggregate indebtedness to net capital exceeds 15 to 1.

     At all times during the years presented, FDS had net capital in excess of its minimum net capital requirement. At August 31, 1999, FDS had net capital of $3,112,168, which was $2,703,680 in excess of its minimum net capital requirement of $408,488. The ratio of aggregate indebtedness to net capital was
1.97 to 1.

12. LEASE COMMITMENTS
     The Company leases office space in Greenwich and Stamford, Connecticut; New York; Boston; San Mateo, California; London; Tokyo; Hong Kong and Sydney. The leases have a weighted average remaining term of 5.2 years, expire on various dates through July 2009 and require a minimum annual aggregate rental payment of $3,459,884. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the period of the lease term.

     At August 31, 1999, the Company's lease commitments for office space, with noncancelable lease terms in excess of one year, provide for the following minimum annual rentals:

Thousands
-----------------------------------------------------------------------
Years Ended August 31,
2000                                                            $ 3,460
2001                                                              3,449
2002                                                              3,321
2003                                                              3,305
2004                                                              1,298
Thereafter                                                        3,184
                                                                  -----
Minimum lease payments                                          $18,017
                                                                 ======
-----------------------------------------------------------------------

     During fiscal 1999, 1998 and 1997, rental expense amounted to approximately $3,902,000, $2,850,000 and $2,502,000, respectively.

     At August 31, 1999, standby letters of credit aggregating approximately $301,412 have been issued on behalf of the Company serving as security deposits for leased premises.

13. EMPLOYEE STOCK OWNERSHIP PLAN
     The Company sponsors an Employee Stock Ownership Plan (the "Plan" or "ESOP"). The Company may make optional annual contributions for the benefit of participating employees in such amounts as designated by the board of directors. The board of directors authorized contributions in the amounts of $1,000,000, $750,000 and $600,000, for the years ended August 31, 1999, 1998 and 1997, respectively. Such contributions are recorded in cost of services and selling, general and administrative as compensation expense. Issuance of the related common shares occurs shortly after contributions are authorized, generally in the following fiscal year.

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

     The Plan held 1,227,821, 1,243,251 and 1,210,449 shares of the Company's common stock at August 31, 1999, 1998 and 1997, respectively, after considering the retroactive effect of the 3-for-2 stock split that occurred on February 5, 1999.

14. STOCK OPTION PLANS
     The Company's Stock Option Plans (the "Plans") make available for purchase 3,946,500 shares of common stock in aggregate. In fiscal 1995, incentive and non-qualified stock options to purchase 2,221,500 shares of common stock at prices which ranged from $1.67 to $1.80 per share were granted to employees of the Company. In fiscal years 1999, 1998 and 1997, incentive and non-qualified stock options to purchase 390,800, 535,500 and 316,500 shares of common stock, respectively, at prices which ranged from $12.50 to $46.75 were granted to employees and non-employee directors of the Company. Option shares and exercise prices give retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999.

     Options granted under the Plans expire not more than ten years from the date of grant and vest at a rate of 20% per year beginning one year after the grant date. The option exercise prices equal the fair market value of the Company's stock on the date of the option grant. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee's lifetime, they may be exercised only by the grantee.

     A summary of the status of the Company's stock option plans at August 31, 1999, 1998 and 1997, and changes during each of the years then ended is presented below:

                                                              1999                 1998                 1997
                                                          Wtd. Avg.            Wtd. Avg.            Wtd. Avg.
                                                          Exercise             Exercise             Exercise
Thousands, except price data                      Shares     Price     Shares     Price     Shares     Price
----------------------------------------------------------------------------------------------------------------
Outstanding, beginning of
    fiscal year                                    2,889    $ 6.35      2,503    $ 3.31      2,236    $  2.03
Granted                                              392     38.68        536     19.87        316       12.5
Exercised                                         (1,237)     2.31       (132)     2.65        (36)      1.80
Forfeited                                            (26)    16.85        (18)    14.26        (13)     11.75
                                                     ---     -----        ---     -----        ---      -----
Outstanding at fiscal year end                     2,018     14.95      2,889      6.35      2,503       3.31
                                                   =====     =====      =====      ====      =====       ====
Exercisable at fiscal year end                       683      5.76      1,473      2.32      1,116       1.85
                                                   =====     =====      =====      ====      =====       ====
----------------------------------------------------------------------------------------------------------------

Shares and weighted average exercise price give retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999.

     Of the 2,018,000 options outstanding at August 31, 1999, 828,000 have an exercise price of $1.80 per share and a weighted average remaining contractual life of 5.2 years. Of these options, 493,000 were exercisable at August 31, 1999, at a weighted average exercise price of $1.80. The remaining 1,190,000 options outstanding have exercise prices between $11.33 and $46.75 per share, with a weighted average exercise price of $24.11 per share and a weighted average remaining contractual life of 8.6 years. Of these options, 190,000 were exercisable at August 31, 1999, at a weighted average exercise price of $16.01.

     The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. As permitted by SFAS No. 123, the Company accounts for the Plans under APB Opinion No. 25, under which no compensation cost has been recorded. Had compensation cost for the Plans been determined pursuant to the measurement principles under SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for fiscal years 1999, 1998 and 1997:

Thousands, except per share data                                 As Reported         Pro Forma
----------------------------------------------------------------------------------------------
Year Ended August 31, 1999
Net income                                                           $18,565           $17,110
Diluted earnings per common share                                    $  1.11           $  1.03
Weighted average fair value of option grants                                           $ 15.36
----------------------------------------------------------------------------------------------
Year Ended August 31, 1998
Net income                                                           $12,851           $12,142
Diluted earnings per common share                                    $  0.78           $  0.74
Weighted average fair value of option grants                                           $  7.02
----------------------------------------------------------------------------------------------
Year Ended August 31, 1997
Net income                                                           $ 8,930           $ 8,760
Diluted earnings per common share                                    $  0.55           $  0.54
Weighted average fair value of option grants                                           $  4.23
----------------------------------------------------------------------------------------------

Shares and weighted average exercise price give retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999.

     Disclosure of the pro forma impact from the method of accounting prescribed by SFAS No. 123 is effective for fiscal years beginning after December 15, 1994. As such, options granted in fiscal 1995 are excluded from the calculations of compensation costs included in the pro forma net income and earnings per share amounts above.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1999, 1998 and 1997:

                                      Years Ended August 31,            1999              1998              1997
----------------------------------------------------------------------------------------------------------------
Risk-free interest rate                                                5.24%             5.51%             6.10%
Expected lives of options                                          4.1 years         4.2 years           4 years
Expected volatility                                                      43%               38%               31%
Dividend yield                                                          0.4%                 -                 -
----------------------------------------------------------------------------------------------------------------

15. SEGMENTS
     The Company has two reportable segments based on geographic operations: the United States and International. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America, while the International segment serves investment professionals located in Europe and the Pacific Rim.

The International segment consists of two foreign branch operations that are staffed mainly by sales and consulting personnel. Segment revenues reflect direct sales of products and services to clients based on their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the International segment. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information
Thousands                                                               U.S.     International             Total
----------------------------------------------------------------------------------------------------------------
Year Ended August 31, 1999
Revenues from external clients                                       $88,962           $14,869          $103,831
Interest income                                                        1,977                10             1,987
Depreciation and amortization                                          9,118               674             9,792
Segment operating profit*                                             22,579             6,051            28,630
Income tax expense                                                    12,052                 -            12,052
Total assets                                                          95,377             6,167           101,544
Capital expenditures                                                  15,572               923            16,495
----------------------------------------------------------------------------------------------------------------
Year Ended August 31, 1998
Revenues from external clients                                       $68,938            $9,973           $78,911
Interest income                                                        1,543                13             1,556
Depreciation and amortization                                          6,239               318             6,557
Segment operating profit*                                             16,155             4,728            20,883
Income tax expense                                                     9,830                 -             9,830
Extraordinary gain, net of $191 of taxes                                 242                 -               242
Total assets                                                          66,858             3,698            70,556
Capital expenditures                                                  11,573               442            12,015
----------------------------------------------------------------------------------------------------------------
Year Ended August 31, 1997
Revenues from external clients                                       $52,046            $6,312           $58,358
Interest income                                                          867                 4               871
Depreciation and amortization                                          4,488               249             4,737
Segment operating profit*                                             12,572             2,290            14,862
Income tax expense                                                     6,803                 -             6,803
Total assets                                                          48,607             2,228            50,835
Capital expenditures                                                   5,226               584             5,810
----------------------------------------------------------------------------------------------------------------

* Expenses are not allocated or charged between the segments. Expenditures associated with the Company's computer centers, software development costs, clearing fees, data fees, income taxes and corporate headquarters charges are recorded by the U.S. segment. 41

     Two separate regions (Europe and the Pacific Rim) were aggregated to form the International segment. The Europe and Pacific Rim segments have similar market characteristics and each offers identical products and services through a common distribution method to financial services institutions.

Geographic Information
Thousands                             Years Ended August 31,            1999              1998              1997
----------------------------------------------------------------------------------------------------------------
Revenues
United States                                                        $88,962           $68,938           $52,046
                                                                    --------           -------           -------
United Kingdom                                                         8,049             6,045             3,569
Other European countries                                               2,641             1,343               793
Asia Pacific                                                           4,179             2,585             1,950
                                                                    --------           -------           -------
Total International                                                   14,869             9,973             6,312
                                                                    --------           -------           -------
Total revenues                                                      $103,831           $78,911           $58,358
                                                                    ========           =======           =======
----------------------------------------------------------------------------------------------------------------
Long-lived Assets
United States                                                        $20,283           $13,829           $ 8,495
                                                                    --------           -------           -------
United Kingdom                                                           745               608               549
Other European countries                                                   -                 -                 -
Asia Pacific                                                             355               243               178
                                                                    --------           -------           -------
Total International                                                    1,100               851               727
                                                                    --------           -------           -------
Total revenues                                                       $21,383           $14,680           $ 9,222
                                                                    ========           =======           =======
----------------------------------------------------------------------------------------------------------------

     Fees quoted by the Company are based on subscriptions to its products and services. Around-the-clock consulting, unlimited client training and payment of daily communication costs are significant services provided to all clients. Fees for these services are included in subscription charges and are not separately stated in client invoices or in the Company's accounting records. Accordingly, disclosure of revenues by products and services is not practicable.

     For the fiscal year ended August 31, 1999, no individual client accounted for more than 4% of total revenues. Revenues from the top ten clients did not exceed 15% of the total.

16. REVOLVING CREDIT FACILITIES
     In fiscal 1999, the Company entered into two revolving credit facilities ("the facilities") that are available in aggregate principal amount of up to $25 million for working capital and general corporate purposes. The Company has not drawn on either of the facilities. The facilities are split into two equal tranches of $12.5 million and have terms of 364 days and three years. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of .175%. The facilities also contain covenants that require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. The Company has complied with each covenant during fiscal 1999.

17.  OFF-BALANCE  SHEET  RISK AND  CONCENTRATIONS  OF CREDIT  RISK
     In the normal course of business, securities transactions of clients of FDS are introduced and cleared through clearing brokers. Pursuant to agreements between FDS and its clearing brokers, the clearing brokers have the right to charge FDS for unsecured losses that result from a client's failure to complete such transactions. The Company seeks to control the credit risk of nonperformance by evaluating the creditworthiness of its clients and by reviewing their trading activity on a periodic basis.

     Receivable from clearing brokers represents a concentration of credit risk and relates to securities transactions cleared through two clearing brokers.

QUARTERLY FINANCIAL DATA (UNAUDITED)
     Quarterly results of operations and earnings per common share for fiscal 1999 and 1998 are as follows:

Thousands, except per share data                                       First            Second             Third              Fourth
------------------------------------------------------------------------------------------------------------------------------------
1999
Revenues                                                             $23,830           $25,235           $26,451             $28,315
Cost of services                                                       8,511             9,053             9,503              10,268
Selling, general and administrative                                    8,725             9,228             9,641              10,272
Income from operations                                                 6,594             6,954             7,307               7,775
Net income                                                             4,320             4,515             4,846               4,884
Diluted earnings per common share*                                   $  0.26           $  0.27           $  0.28             $  0.29
Wtd. avg. common shares (diluted)*                                    16,613            16,805            17,045              17,133
------------------------------------------------------------------------------------------------------------------------------------
1998
Revenues                                                             $17,494           $19,057           $20,196             $22,164
Cost of services                                                       6,871             7,630             7,727               8,377
Selling, general and administrative                                    6,025             6,571             7,056               7,771
Income from operations                                                 4,598             4,856             5,413               6,016
Net income                                                             2,775             3,171             3,267               3,638
Diluted earnings per common share*                                   $  0.17           $  0.19           $  0.20             $  0.22
Wtd. avg. common shares (diluted)*                                    16,455            16,424            16,562              16,617
------------------------------------------------------------------------------------------------------------------------------------

* Earnings per share and shares outstanding give retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999.

COMMON STOCK
     The principal stock exchange on which the Company's common stock (par value $0.01 per share) is listed is the New York Stock Exchange. At October 4, 1999, there were approximately 2,500 stockholders of the Company's common stock.

QUARTERLY STOCK PRICES
     Quarterly stock prices reflect the high and low prices for FactSet's common stock on the New York Stock Exchange composite tape for the last two fiscal years.

                                        First      Second      Third      Fourth
--------------------------------------------------------------------------------
1999*
High                                   $28.67      $54.00     $51.25      $59.38
Low                                     17.33       26.92      36.68       42.19
--------------------------------------------------------------------------------
1998*
High                                   $22.42      $21.33     $24.67      $27.17
Low                                     16.67       15.58      19.71       20.46
--------------------------------------------------------------------------------
Share prices give retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

     In our opinion, the accompanying Consolidated Statements of Financial Condition and the related Consolidated Statements of Income, Changes in Stockholders' Equity, and Cash Flows present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years ended August 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, New York
September 10, 1999

DIRECTORS

Howard E. Wille
Chairman of the Board
Chief Executive Officer

Charles J. Snyder
Vice Chairman of the Board
Retired President
FactSet Research Systems Inc.

John D. Connolly
Retired Partner
Miller, Anderson & Sherrerd
West Conshohocken, Pennsylvania

David R. Korus
Managing Member
Owenoke Capital Management, LLC
New York, New York

Joseph E. Laird, Jr.
Chairman and Chief Executive Officer
Laird Squared, LLC
New York, New York

John C. Mickle
President
Sullivan, Morrissey & Mickle
Capital Management Corporation
New York, New York

Walter F. Siebecker
Managing Director
National Securities Clearing Corporation
New York, New York


MANAGEMENT

Howard E. Wille
Chairman of the Board
Chief Executive Officer

Michael F. DiChristina
President

Ernest S. Wong
Senior Vice President
Chief Financial Officer and Secretary

Timothy J. Aune
Director, Pacific Rim Operations
President of FactSet Pacific, Inc.

Scott L. Beyer
Director of European Operations
Managing Director, FactSet Limited

Jon D. Carlson
Director, Platform Engineering

Michael E. Cham
Director, Database Engineering

William F. Faulkner
Director, FactSet Enterprises

Michael D. Frankenfield
Director, Investment Banking

Philip A. Hadley
Director, Sales and Marketing

Kieran M. Kennedy
Director, Consulting Services

Edward A. Martin
Director, Information Research

Adelaide P. McManus
Chief Administrative Officer

Maurizio Nicolelli
Comptroller

Townsend Thomas
Chief Technology Officer
Director, Systems Engineering

Peter G. Walsh
Director, Planning and Control

Susan L. Warzek
Director, Marketing Communications

Daniel B. Weinstein
Director, Applications Engineering

Merle E. Yoder
Director, Product Development and Strategy

CORPORATE INFORMATION

Headquarters
FactSet Research Systems Inc.
One Greenwich Plaza
Greenwich, Connecticut 06830
203.863.1500 /203.863.1501 fax

Internet Address
www.factset.com

Offices
FactSet Research Systems Inc.
One Cummings Point Road
Stamford, Connecticut 06902
203.356.3700

FactSet Research Systems Inc.
90 Park Avenue
New York, New York 10016
212.476.4300

FactSet Research Systems Inc.
One Federal Street
Boston, Massachusetts 02110
617.757.1100

FactSet Research Systems Inc.
2600 Campus Drive
San Mateo, California 94403
650.286.4900

FactSet Limited
One Angel Court
London EC2R 7HJ
United Kingdom
44.207.606.0001

FactSet Pacific Inc.
Daini Okamotoya Building 8F
1-22-16 Toranomon
Minato-ku, Tokyo 105-0001
Japan
81.3.5512.7700

FactSet Pacific Inc.
Bank of America Tower, Suite 801
12 Harcourt Road
Central, Hong Kong
85.2.2584.6278

FactSet Pacific Inc.
14 Martin Place, Level 7
Sydney, NSW 2000, Australia
61.2.9224.8930

Additional information, including the Form 10-K, can be obtained from our Web site at www.factset.com or by contacting Investor Relations at 203.863.1500.

Legal Counsel
Cravath, Swaine & Moore
New York, New York

Stock Transfer Agent/Registrar
The Bank of New York
800.524.4458
shareowner-svcs@email.bony.com

Common Stock Information
FactSet trades on the New York Stock Exchange under the ticker symbol "FDS."

ANNUAL MEETING
The annual meeting of stockholders will be held at 10:00 a.m. on Thursday, January 13, 2000, at the FactSet Corporate Office
One Greenwich Plaza
Greenwich, Connecticut
On November 24, 1999, proxy material will be sent to stockholders of record as of November 12, 1999.

Cover artwork: Trois Formes Sur Fond Blanc by J. Friedlander, 1976, oil on canvas.