Form 10-Q
period 1999-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2000-01-14
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended November 30, 1999

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at November 30, 1999
 ...................                     ................................

Common Stock, par value $.01            31,628,854

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three months ended November 30, 1999 and 1998..............3


           Consolidated Statements of Comprehensive Income
            for the three months ended November 30, 1999 and 1998..............3


           Consolidated Statements of Financial Condition
            at November 30, 1999 and at August 31, 1999........................4


           Consolidated Statements of Cash Flows
            for the three months ended November 30, 1999 and 1998..............5


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


Item 4.   Submission of Matters to a Vote of Security Holders.................15


Item 5.   Other Information...................................................15


Item 6.   Exhibits and Reports on Form 8-K....................................15


Signatures....................................................................15

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME
Unaudited and in thousands, except per share data

                              Three Months Ended November 30,   1999        1998
 ................................................................................

Subscription Revenues
Commissions                                                  $10,896      $9,446
Cash Fees                                                     19,388      14,384
                                                              ------      ------
Total subscription revenues                                   30,284      23,830
                                                              ------      ------
 ................................................................................

Expenses
Cost of services                                              10,560       8,511
Selling, general, and administrative                          11,042       8,725
                                                              ------       -----
Total operating expenses                                      21,602      17,236
                                                              ------      ------
 ................................................................................

Income from operations                                         8,682       6,594
Other income                                                     687         493
                                                               -----       -----
Income before income taxes                                     9,369       7,087
Income taxes                                                   3,843       2,767
                                                              ------      ------
Net income                                                    $5,526      $4,320
                                                              ======      ======
 ................................................................................
Weighted average common shares (Basic)                        31,608      30,094*
 ................................................................................
Weighted average common shares (Diluted)                      34,580      33,226*
 ................................................................................
Basic earnings per common share                                $0.17       $0.14*
 ................................................................................
Diluted earnings per common share                              $0.16       $0.13*
 ................................................................................
* Number of shares  outstanding and earnings per share amounts give  retroactive effect to the  3-for-2  stock  split that  occurred  on February 5, 1999 and the
2-for-1  stock  split  that  was  declared  on  January  13,  2000  and  will be distributed on February 4, 2000.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
In thousands and unaudited

                              Three Months Ended November 30,   1999        1998
 ................................................................................


Net Income                                                    $5,526      $4,320
Unrealized loss on investments,
   net of taxes                                                  (22)          -
                                                              ------      ------
Comprehensive Income                                          $5,504      $4,320
                                                              ======      ======
 ................................................................................


The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                         November 30,  August 31,
Unaudited and in thousands                                      1999        1999
 ................................................................................
CURRENT ASSETS
Cash and cash equivalents                                    $35,411     $31,837
Investments                                                   27,768      22,934
Receivables from clients and clearing brokers                 15,769      14,399
Receivables from employees                                       773         614
Deferred taxes                                                 6,345       6,437
Other current assets                                             471         413
                                                              ------      ------
Total current assets                                          86,537      76,634
 ................................................................................

LONG-TERM ASSETS
Property, equipment, and leasehold improvements, at cost      58,749      55,334
Less accumulated depreciation                                 36,835      33,951
                                                              ------      ------
Property, equipment, and leasehold improvements, net          21,914      21,383
 ................................................................................

OTHER LONG-TERM ASSETS
Deferred taxes                                                 2,087       1,785
Other assets                                                   1,753       1,742
                                                             -------     -------
TOTAL ASSETS                                                $112,291    $101,544
                                                             =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        November 30,  August 31,
Unaudited and in thousands                                      1999        1999
 ................................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                         $9,270      $6,657
Accrued compensation                                           7,487       7,558
Deferred fees and commissions                                  5,739       6,964
Dividend payable                                                 796         788
Current taxes payable                                          4,650       1,522
                                                              ------      ------
Total current liabilities                                     27,942      23,489
                                                              ------      ------
 ................................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                    433         441
                                                              ------       -----
Total liabilities                                             28,375      23,930
                                                              ------      ------
 ................................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                       -           -
Common stock                                                     318         316
Capital in excess of par value                                16,209      14,160
Retained earnings                                             69,181      64,482
Unrealized (loss) gain on investments,
     net of tax                                                  (15)          7
Less treasury stock, at cost                                  (1,777)     (1,321)
                                                              ------      ------
Total stockholders' equity                                    83,916      77,614
                                                              ------      ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $112,291    $101,544
                                                             =======     =======

The accompanying notes are an integral part of these consolidated statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.
Unaudited and in thousands    Three Months Ended November 30,       1999     1998
 ................................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                        $5,526   $4,320
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                                 2,884    1,909
     Deferred tax benefit                                           (210)    (534)
     Accrued ESOP contribution                                       313      250
                                                                   -----    -----
Net income adjusted for non-cash items                             8,513    5,945
Changes in working capital
     Receivables from clients and clearing brokers                (1,370)     483
     Receivables from employees                                     (159)     (31)
     Accounts payable and accrued expenses                         2,613      906
     Accrued compensation                                            616      574
     Deferred fees and commissions                                (1,225)      28
     Current taxes payable                                         3,128      693
     Other working capital accounts, net                             (62)     175
                                                                   -----    -----
Net cash provided by operating activities                         12,054    8,773
 ................................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments                                          (4,871)       -
Purchases of property, equipment, and
     leasehold improvements                                       (3,415)  (3,004)
                                                                   -----   ------
Net cash used in investing activities                             (8,286)  (3,004)
 ................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends payments                                                  (728)       -
Repurchase of common stock from employees                           (456)     (35)
Proceeds from exercise of stock options                              280      897
Income tax benefits from option exercises                            710        -
                                                                   -----    -----
Net cash (used in) provided by financing activities                 (194)     862
 ................................................................................

Net increase in cash and cash equivalents                          3,574    6,631
Cash and cash equivalents at beginning of period                  31,837   37,631
                                                                 -------  -------
Cash and cash equivalents at end of period                       $35,411  $44,262
                                                                 =======  =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 1999
(Unaudited)

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

2. ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The interim financial statements should be read in connection with the audited financial statements (including the footnotes thereto) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial  Statement   Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

Cost of services is composed of employee compensation and benefits for the applications engineering and consulting groups, clearing fees, data costs, communication costs, and computer maintenance and depreciation expenses. Selling, general, and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees, and other expenses.

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

Clearing Fees
When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by clearing brokers used to execute and settle clients' securities transactions. Clearing fees are recorded when subscription revenues recorded as commissions are earned.

Cash and Cash Equivalents
Cash and cash equivalents consists of demand deposits and money market investments with maturities of 90 days or less.

Investments
Investments have original maturities greater than 90 days and are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, and are reported at market value. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of tax.

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

Taxes
Deferred taxes are determined by calculating the estimated future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes. The Company records deferred taxes for such items as accrued liabilities; deferred cash fees and commissions; deferred rent; and property, equipment, and leasehold improvements, net of depreciation and amortization.

Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value.

Included in accounts payable and accrued expenses are accrued taxes other than income taxes of $4.2 and $3.7 million at November 30, 1999 and August 31, 1999, respectively.

Earnings Per Share
The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. Earnings per share and number of shares outstanding give retroactive effect for all years, presented for the 3-for-2 stock split that occurred on February 5, 1999 and the 2-for-1 stock split that was declared on January 13, 2000 and will be distributed on February 4, 2000. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common shares. Shares available pursuant to grants made under the Company's stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based  Compensation
The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards SFAS NO. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

New  Accounting  Pronouncements
SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in 1998 and establishes accounting and reporting standards for derivative instruments. It requires that derivatives be recorded at fair value as either assets or liabilities in the Statements of Financial Condition. Additionally, the fair value adjustments will impact either stockholders' equity or net income, depending whether or not the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company is required to adopt this new standard in fiscal year 2001. The impact from adoption on the Company's results of operations and financial position is not expected to be material because, at present, the Company does not use derivatives to hedge risks associated with equity, interest rates, or foreign currency markets. The actual impact, however, will depend on the fair values of derivative instruments the Company may hold at the time of FactSet's adoption.

In March 1998, STATEMENT OF POSITION 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued. The Company adopted this statement effective September 1, 1999. The impact on the Company's results of operations and financial position was not material.

3. COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock and related amounts give retroactive effect to the 3-for-2 stock split that occurred on February 5, 1999 and the 2-for-1 stock split that was declared on January 13, 2000 and will be distributed on February
4, 2000.

Shares of common stock outstanding were as follows:

In thousands and unaudited        Three months ended November 30,      1999      1998
-------------------------------------------------------------------------------------
Balance at September 1,                                              31,538    29,020
Additional stock issued for ESOP                                         46        70
Exercise of stock options                                                60      1012
Repurchase of common stock                                              (16)       (2)
                                                                     ------    ------
Balance at November 30,                                              31,628    30,100
                                                                     ======    ======
-------------------------------------------------------------------------------------

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

In thousands, except per share data and unaudited                    Income          Shares   Per Share
                                                                 (Numerator)   (Denominator)     Amount
-------------------------------------------------------------------------------------------------------
For the Three Months Ended November 30, 1999
Basic EPS
   Net income available to common stockholders                       $5,526          31,608       $0.17
Diluted EPS
   Dilutive effect of stock options                                       -           2,972
                                                                      -----          ------
   Net income available to common stockholders                       $5,526          34,580       $0.16
                                                                      =====          ======
-------------------------------------------------------------------------------------------------------

For the Three Months Ended November 30, 1998
Basic EPS
   Net income available to common stockholders                       $4,320          30,094       $0.14
Diluted EPS
   Dilutive effect of stock options                                       -           3,132
                                                                      -----          ------
   Net income available to common stockholders                       $4,320          33,226       $0.13
                                                                      =====          ======
-------------------------------------------------------------------------------------------------------

4. SEGMENTS

The Company has two reportable segments based on geographic operations: the United States and International. Each segment markets online integrated database services to investment managers, investment banks, and other financial services professionals. The U.S. segment services financial institutions throughout North America, while the International segment serves investment professionals located in Europe and Asia Pacific. The International segment consists of two foreign branch operations that are staffed mainly by sales and consulting personnel. Segment revenues reflect direct sales of products and services to clients based on their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office, and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the International segment. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information
In thousands and unaudited                       U.S.   International      Total
 ................................................................................
Three Months Ended November 30, 1999

Revenues from external clients                $25,512          $4,772    $30,284
Segment operating profit*                       6,554           2,128      8,682
Total assets as of November 30, 1999          105,365           6,926    112,291
Capital expenditures                            3,186             229      3,415
 ................................................................................
Three Months Ended November 30, 1998

Revenues from external clients                $20,541          $3,289    $23,830
Segment operating profit*                       4,832           1,762      6,594
Total assets as of November 30, 1998           73,847           4,319     78,166
Capital expenditures                            2,688             316      3,004
 ................................................................................

* Expenses are not allocated or charged between segments. Expenditures associated with the Company's computer centers, software development costs, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

Two separate regions (Europe and Asia Pacific) were aggregated to form the International segment. The Europe and Asia Pacific segments have similar market characteristics and each offers identical products and services through a common distribution method to financial services institutions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS

                                                         Three Months Ending
                                                            November 30,
In thousands, except per share data and unaudited      1999      1998   Change
 ................................................................................
Revenues                                            $30,284   $23,830    27.1%
Operating  expenses                                  21,602    17,236    25.3
Operating income                                      8,682     6,594    31.7
Net income                                            5,526     4,320    27.9
Diluted earnings per common share*                    $0.16     $0.13    23.1%
 ................................................................................
* Diluted earnings per share give retroactive  effect to the 3-for-2 stock split that  occurred on February 5, 1999 and the 2-for-1 stock split that was declared on January 13, 2000 and will be distributed on February 4, 2000.

Revenues
For the first quarter of fiscal year 2000, revenues grew 27.1% to $30.3 million versus $23.8 million in the same period a year ago. The driving force behind revenue growth was the net addition of 84 clients in the last 12 months, as well as subscriptions to additional services and databases by existing clients.

In the three months ended November 30, 1999, revenues from international operations were up 45.1% to $4.8 million. Revenues grew 36.7% from European sources and 68.4% in Asia Pacific. Revenues from international operations accounted for 15.8% of consolidated revenues, up from 13.8% a year ago.

Client retention for the first quarter of fiscal 2000 continued at a rate in excess of 95%. Total client commitments at November 30, 1999 were $124.0 million, up 26.3% from a year ago. New products and services aimed at portfolio managers and the rollout of a new FactSet "front end" were major contributors to the increase in commitments. ("Commitments" at a given point in time represent the forward-looking revenues for the next 12 months from all services currently being supplied to clients.) At November 30, 1999, the average commitment from the Company's 668 clients was $186,000, an increase of 11% over the same period a year ago. As of November 30, 1999, no individual client accounted for more than 4% of total commitments, and commitments from the top 10 clients did not exceed 15% of total commitments. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients can add or delete services at any time. Historically commitments have grown in virtually every month.

Password count, which represents the number of FactSet users, at the end of November 1999 was 21,000, up 20% from the comparable period in 1998.

Operating Expenses

Cost of Services
Cost of services for the quarter ended November 30, 1999 were $10.6 million, an increase of $2 million or 24% over the year earlier period. This increase is largely due to higher employee compensation and additional depreciation on computer equipment.

Employee Compensation and Benefits Employee compensation and benefits for the applications engineering and consulting groups increased $1.2 million for the quarter. Employee additions and additional merit compensation drove this increase. Since the first quarter of fiscal 1999, the applications engineering and consulting groups in aggregate have increased staff by 20%.

Depreciation Expense
Depreciation expense on computer related equipment increased $709,000 for the three months ended November 30, 1999. This increase is a result of capital spending to support FactSet's user base. During the past eight fiscal quarters, six Compaq GS 140 mainframe systems were added, system-wide memory more than doubled to 192 gigabytes and disk storage capacity increased to 2.5 terabytes. During the first quarter of fiscal 2000, enhancements were made to the CPU, increasing capacity by 35%.

Selling, General, and Administrative
In the first quarter of fiscal 2000, selling, general, and administrative (SG&A) expenses totaled $11.0 million, up 27% from the same period a year earlier. This increase was largely the result of additional employee compensation, promotional and office expenses.

Employee Compensation and Benefits
During the first quarter of fiscal 2000, employee compensation and benefits for the sales, product development, and various other support departments grew by $950,000. During the past 12 months total employee headcount for these departments grew 33%.

Office Expansion
For the three months ended November 30, 1999, office related expenses increased $500,000 over the year earlier period. These increases were the result of office openings in Hong Kong and Sydney, and office expansions in San Mateo and Tokyo.

Foreign Currency
More than 95% of the Company's revenues are received in U.S. dollars. Net monetary assets held by the Company's overseas offices during the first quarter of fiscal 2000 were immaterial. As a result, FactSet's foreign currency gains and losses were not material.

Operating Margin
Operating margin for the quarter ended November 30, 1999 was 28.7%, up from 27.7% for the year earlier period. The improvement in the first quarter of fiscal 2000 was primarily the result of declining clearing fees and data costs, offset by depreciation and amortization costs.

Clearing Fees
Cash fees generate higher margin percentages than commission revenues, although revenues net of clearing fees are approximately the same under both payment methods. Clients electing to pay for FactSet services using commissions on securities transactions are charged a higher amount than cash-paying clients in order to cover clearing broker fees paid by the Company. Over the past two fiscal years, commissions as a percentage of total revenues have been declining. Commission revenues represented 36.0% of total revenues in the first quarter of fiscal 2000 compared to 39.6% for the year earlier period. The result of this decrease is declining clearing fees as a percentage of revenues for the quarter ended November 30, 1999.

Data Costs
Data costs for the first three months of fiscal 2000 declined as a percentage of revenues, primarily due to changes in data fee payment arrangements. Prior to January 1, 1999, certain database charges were charged by FactSet and subsequently paid to the Company's data vendor. These charges are currently being paid directly to the database vendor by the Company's clients. This changeover had the effect of increasing FactSet's operating margin percentage for the first fiscal quarter of 2000.

Income Taxes
Income taxes increased $1.1 million and 1.1% as a percentage of revenues for the three months ended November 30, 1999. The Company's estimated effective tax rate for the first quarter of fiscal 2000 was 41% compared to 39% a year ago. The 1999 tax rate was positively impacted by a one-time net refund from the conclusion of two state income tax audits.

LIQUIDITY
For the three months ended November 30, 1999, cash generated by operating activities increased 37% to $12.1 million. This was the result of improved profitability, timing of income tax payments, and higher depreciation and amortization expenses.

Capital Expenditures
The Company's capital expenditures totaled $3.4 million for the first quarter of fiscal 2000. These capital expenditures were primarily related to purchases of computer and communications equipment, including a CPU upgrade to our mainframe systems.

Financing Operations and Capital Needs
As of November 30, 1999, cash, cash equivalents, and investments totaled $63.2 million, representing 56% of the Company's total assets. All of the Company's capital and operating expense requirements have been financed by cash from operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
The Company is a party to two revolving credit facilities totaling $25 million for working capital and general corporate purposes. The Company has not drawn on either facility and has no present plans to utilize any portion of the available credit.

FORWARD-LOOKING FACTORS

Cash  Dividend
On November 16, 1999, the Company announced that its Board of Directors approved a regular quarterly dividend of $0.025 per share. The cash dividend was paid on December 21, 1999 to common stock holders of record at the close of business on November 30, 1999. This amount is reflected as dividend payable on the Consolidated Statements of Financial Condition.

On January 13, 2000, the Company announced that its Board of Directors approved a two-for-one stock split of the Company's shares of Common Stock and declared a regular quarterly cash dividend of $0.03. The two-for-one Common Stock split will be effected as a stock dividend. The Common Stock will be distributed on February 4, 2000 to Common Stockholders of record at the close of business on January 21, 2000. As a result of the two-for-one Common Stock split, the Company's outstanding shares of Common Stock will be approximately 31.6 million shares. The regular quarterly cash dividend will be paid on March 21, 2000 to Common Stockholders of record at the close of business on February 29, 2000.

Capital Spending
In order to meet the requirements of its expanding client user population, the Company continues to invest significantly in technology. Capital spending, which amounted to $16.5 million in fiscal 1999, is currently expected to approximate $20 million for fiscal 2000. Leasehold improvements are estimated to account for 20% of total spending in fiscal 2000.

Recent Market Trends
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency markets and interest rates.

Throughout the past three fiscal years, the U.S. and European equity markets have achieved record highs. Traditionally, there has been little connection between results of the Company's operations and the performance of global equity markets. Nevertheless, a decline in the global stock market could negatively impact a large number of the Company's clients (investment management firms and investment banks) and increase the probability of personnel reductions among FactSet's existing and potential clients.

The fair market value of the Company's investment portfolio at November 30, 1999 was $27.8 million. The fair market value of the portfolio is impacted by fluctuations in interest rates. The portfolio of fixed income investments is managed to preserve principal and includes instruments entered into for purposes other than trading. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity, and diversification. Short-term investments included in the Company's portfolios are held for a period not longer than 18 months. Investments such as puts, calls, strips, short sales, straddles, options, futures, or investments on margin are not permitted by the Company's investment guidelines. For these reasons, in addition to the fact that the Company has no outstanding debt, financial exposure to changes in interest rates is expected to continue at a low level.

All investments are held in U.S. dollars and nearly 95% of the Company's revenues are received in U.S. dollars. As a result, exposure to movements in foreign currency prices is expected to continue to be insignificant.

Income Taxes
In the normal course of business, the Company's tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional tax payments that would have a material adverse effect on its results of operation or financial position.

YEAR 2000

Nearly all companies have been confronted with business risks associated with the Year 2000 ("Y2K") because many computer hardware systems and software programs use only two digits to indicate a year. The Y2K issue extends beyond the Company's internal back-office systems to its mainframe centers and related application programs that support the entire client base.

The Company has been successfully operating in the first two weeks of January 2000. Regular usage of its mainframe centers and software application programs has been ongoing. Internal back-office systems have experienced normal use and functionality. No material Y2K problems have been noted during the first two weeks of January 2000.

The Company's State of Readiness

Three broad areas were identified as potential concerns for Y2K-related problems. They were (1) the FactSet online system, (2) FactSet's internal infrastructure and (3) client remediation efforts related to Y2K.

The FactSet Online System

The FactSet online system universally accepts four-digit years wherever a year specification can be made. All source code was scrutinized to ensure that wherever dates can be manipulated, those dates beyond the Year 2000 are being handled properly. Quality assurance testing has also been completed on all online applications to test for compliance problems. The FactSet online system continued to function properly throughout the Year 2000 transition.

Underlying the FactSet online system are the databases that provide the information upon which applications operate. Databases on the online system contain information received from over 30 database vendors. A critical part of FactSet's compliance effort involved ensuring that the flow of information from the database vendors to FactSet continued uninterrupted into the new millennium. Since the beginning of the new year many of FactSet's database vendors have transmitted at least some new information in the form of new updates. This fact reinforces many of the assurances we had received from our vendors of their ability to provide uninterrupted transmissions to FactSet beyond the new year. Most of FactSet's databases now have information dated post 1/1/2000 and in the upcoming weeks and months, the remaining databases will receive their first wave of 2000 data. The timing of this for each database is a function of the periodicity of time series question. E.g. daily, monthly, yearly. No material Y2K issues have occurred to date. Data from vendors continues to be monitored and reviewed for Y2K compliance. Contingency plans have been arranged with the view that the Company will not rely on the ability of data vendors to provide Y2K-compliant data. Programs have been tested and are planned to adjust data to be Y2K-compliant if a data supplier does not provide it in a specifically compliant format.

Internal Infrastructure

FactSet is dependent upon several external systems that are a critical part of its infrastructure. These systems include but are not limited to: the mainframe systems, phone systems, accounting and payroll systems, and physical plant systems such as heating, air conditioning, and utilities. To date, there has been no failure or interruption to these systems in the Year 2000.

Client Remediation Efforts

From the outset of FactSet Y2K project, a critical importance was placed on providing a very high level of proactive support to facilitate the remediation efforts of all FactSet clients. The flexibility of the FactSet system provides its users the opportunity to create customized "models." These "models" can take the form of private databases, formulas, or universal screens. Users can program their use of FactSet much in the same way a programmer utilizes a programming language. The compliance of a programming language does not necessarily insure the compliance of all the programs written in that language. Some of FactSet's most sophisticated clients have thousands of proprietary models on the FactSet mainframes. A certain amount of remediation effort must still be undertaken by the Company's client base, regardless of what FactSet does to provide a seamless Y2K transition. FactSet has proactively facilitated the remediation process of its users. A testbed of Y2K data and a Y2K auditor application was released. A significant number of the Company's clients used these tools to prepare for Y2K. Regular client usage of the FactSet system, including client "models" interfacing with the Company's mainframe centers and software application programs, has been ongoing in January 2000. No significant Y2K-related issues have resulted. Not all existing client "models" have been uploaded or accessed by clients in the first two weeks of January 2000. Y2K compliance of client "models" continues to be monitored by the Company.

The Costs to Address Year 2000

Costs relating to Y2K projects principally relate to salaries of FactSet employees and are not incremental to recurring operating expenses. Internal costs incurred are not separately tracked or recorded. The total estimated internal costs incurred to prepare all FactSet systems to be Y2K compliant was approximately $3 million and was incurred primarily in fiscal years 1999 and 2000. Any future costs incurred is expected to be immaterial to results of operations.

Risks of Year 2000

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities. The Company has experienced normal operations during the first two weeks of January 2000, and to date, no material Y2K issues have been noted. Monitoring Y2K compliance continues in the areas of database transmissions and client remediation efforts. Although the Company believes its Y2K efforts will be successful, any failure or delay to address Y2K issues arising in the future could result in a major disruption of its business, damage to the Company's reputation and a material adverse change in its results of operations, cash flows, and financial position.

Accounting Pronouncements
In March 1998, STATEMENT OF POSITION 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued. This statement was adopted as of September 1, 1999. The impact from adopting this statement on the Company's results of operations and financial position was not material.

SFAS NO. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued in 1998 and establishes accounting and reporting standards for derivative instruments. It requires that derivatives be recorded at fair value as either assets or liabilities in the Statements of Financial Condition. Additionally, the fair value adjustments will impact either stockholders' equity or net income, depending whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company is required to adopt this new standard in fiscal year 2001. The impact from adoption on the Company's results of operations and financial position is not expected to be material because, at present, the Company does not use derivatives to hedge risks associated with equity, interest rates, or foreign currency markets. The actual impact, however, will depend on the fair values of derivative instruments the Company may hold at the time of adoption.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis contains forward-looking statements that are based on management's current expectations and beliefs. The phrases "commitments," "believes," "is likely," "will not," "could negatively," "likelihood," "may incorrectly," "may result," "believes," "is expected," "may make," "will continue," "are anticipated," "may depend," "should continue," "could result," "will have," "is not expected," are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

Future factors include the ability to hire qualified personnel; maintenance of the Company's leading technological position; the impact of global market trends on the Company's revenue growth rate and future results of operations; the success of Y2K-compliance activities; the negotiation of contract terms supporting new and existing databases; the successful resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

Part II   OTHER INFORMATION


Item 1.   Legal Proceedings:         None


Item 2.   Changes in Securities:     None


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:   None


Item 5.   Other Information:         None


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number

3.1....................................Restated Certificate of Incorporation (1)
3.2..................................................................By-laws (1)
4.1.....................................................Form of Common Stock (1)
10.1............................Form of Employment Agreement between the Company and Howard E. Wille(1)
10.2.................Letter Agreement between the Company and Ernest S. Wong (1)
10.3............................Form of Consulting Agreement between the Company and Charles J. Snyder
10.31......................................Amendment to 364-Day Credit Agreement
27......................................................Financial Data Schedules
(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)


(b) Reports on Form 8-K: None


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: January 14, 2000      BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                 Senior Vice President, Chief Financial Officer
                                  and Secretary