Form 10-Q
period 2000-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2000-04-14
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 29, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at February 29, 2000
 ...................                     ................................

Common Stock, par value $.01            32,240,082

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION

                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three and six months ended February 29, 2000
            and February 28, 1999..............................................3


           Consolidated Statements of Comprehensive Income
            for the three months and six months ended February 29, 2000 and February 28, 1999..............................................4


           Consolidated Statements of Financial Condition
            at February 29, 2000 and at August 31, 1999........................5


           Consolidated Statements of Cash Flows
            for the six months ended February 29, 2000
            and February 28, 1999..............................................6


           Notes to the Consolidated Financial Statements......................7


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................11


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


Item 4.   Submission of Matters to a Vote of Security Holders.................16


Item 5.   Other Information...................................................16


Item 6.   Exhibits and Reports on Form 8-K....................................16


Signatures....................................................................16

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME-Unaudited                     Three Months Ended                     Six Months Ended
In thousands, except per share data                      Feb 29, 2000     Feb 28, 1999(1)      Feb 29, 2000     Feb 28, 1999(1)
 ............................................................................................................................

Subscription Revenues
Commissions                                                   $11,980          $10,076              $22,876          $19,522
Cash fees                                                      20,505           15,159               39,893           29,543
                                                               ------           ------               ------           ------
Total subscription revenues                                    32,485           25,235               62,769           49,065
                                                               ------           ------               ------           ------
 ............................................................................................................................

Expenses
Cost of services                                               11,562            9,053               22,122           17,564
Selling, general, and administrative                           11,676            9,228               22,718           17,953
                                                               ------            -----               ------            -----
Total operating expenses                                       23,238           18,281               44,840           35,517
                                                               ------           ------               ------           ------
 ............................................................................................................................

Income from operations                                          9,247            6,954               17,929           13,548
Other income                                                      700              452                1,387              945
                                                                -----            -----               ------            -----
Income before income taxes                                      9,947            7,406               19,316           14,493

Provision for income taxes                                      3,752            2,891                7,595            5,658
Non-recurring tax benefit                                      (1,119)               -               (1,119)               -
                                                                -----           ------                -----           ------
     Total income taxes                                         2,633            2,891                6,476            5,658

Net income                                                     $7,314           $4,515              $12,840           $8,835
                                                               ======           ======              =======           ======
 ............................................................................................................................
Basic earnings per common share                                 $0.23            $0.15                $0.40            $0.29

Diluted earnings per common share                               $0.21            $0.13                $0.37            $0.27
 ............................................................................................................................
Weighted average common shares (Basic)                         31,887           30,484               31,709           30,292

Weighted average common shares (Diluted)                       34,659           33,610               34,556           33,130
 ............................................................................................................................
(1) Earnings per share and weighted average common shares give retroactive effect to the 2-for-1 stock split, effected as a stock dividend, that occurred on February 4, 2000.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-Unaudited
In thousands

                                                   Three Months Ended                        Six Months Ended
                                              Feb 29, 2000     Feb 28, 1999           Feb 29, 2000     Feb 28, 1999
 ...................................................................................................................

Net income                                          $7,314           $4,515                $12,840           $8,835
Unrealized loss on investments,
   net of taxes                                         (4)               -                    (26)               -
                                                    ------           ------                -------           ------
Comprehensive Income                                $7,310           $4,515                $12,814           $8,835
                                                    ======           ======                =======           ======
 ...................................................................................................................

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-Unaudited
ASSETS
                                                      February 29,   August 31,
In thousands                                                  2000         1999
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $33,516      $31,837
Investments                                                 27,284       22,934
Receivable from clients and clearing brokers                17,639       14,399
Receivable from employees                                      733          614
Prepaid taxes                                                1,063            -
Deferred taxes                                               6,156        6,437
Other current assets                                           440          413
                                                            ------       ------
Total current assets                                        86,831       76,634
 ...............................................................................

LONG-TERM ASSETS
Property, equipment, and leasehold improvements, at cost    62,500       55,334
Less accumulated depreciation                              (40,020)     (33,951)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        22,480       21,383
 ...............................................................................

OTHER LONG-TERM ASSETS
Deferred taxes                                               2,472        1,785
Other assets                                                 1,742        1,742
                                                           -------      -------
TOTAL ASSETS                                              $113,525     $101,544
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      February 29,   August 31,
In thousands                                                 2000         1999
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $7,442       $6,657
Accrued compensation                                         7,134        7,558
Deferred fees and commissions                                6,253        6,964
Dividend payable                                               982          788
Current taxes payable                                            -        1,522
                                                            ------       ------
Total current liabilities                                   21,811       23,489
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                  523          441
                                                            ------       ------
Total liabilities                                           22,334       23,930
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                   326          316
Capital in excess of par value                              17,167       14,160
Retained earnings                                           75,514       64,452
Unrealized (loss) gain on investments, net of taxes            (19)           7
Less treasury stock, at cost                                (1,797)      (1,321)
                                                            ------       ------
Total stockholders' equity                                  91,191       77,614
                                                            ------       ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $113,525     $101,544
                                                           =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited
                                                               Six Months Ended
In thousands                                             Feb 29, 2000     Feb 28, 1999
 ......................................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $12,840           $8,835
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              6,069            4,249
     Deferred tax benefit                                        (406)            (306)
     Accrued ESOP contribution                                    625              500
                                                                -----            -----
Net income adjusted for non-cash operating items               19,128           13,278
Changes in working capital
     Receivable from clients and clearing brokers              (3,240)          (2,329)
     Prepaid taxes                                             (1,063)               -
     Receivable from employees                                   (119)             133
     Accounts payable and accrued expenses                        785            3,100
     Accrued compensation                                         (49)             930
     Deferred fees and commissions                               (711)             (77)
     Current taxes payable                                     (1,522)            (880)
     Other working capital accounts, net                           56              673
                                                                -----            -----
Net cash provided by operating activities                      13,265           14,828
 ......................................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net                                  (4,376)               -
Purchases of property, equipment, and
     leasehold improvements                                    (7,167)          (9,162)
                                                                -----           ------
Net cash used in investing activities                         (11,543)          (9,162)
 ......................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments                                              (1,461)               -
Repurchase of common stock from employees                        (476)            (390)
Proceeds from exercise of stock options                         1,032            1,720
Income tax benefits from option exercises                         862                -
                                                                -----            -----
Net cash (used in) provided by financing activities               (43)           1,330
 ......................................................................................

Net increase in cash and cash equivalents                       1,679            6,996
Cash and cash equivalents at beginning of period               31,837           37,631
                                                              -------          -------
Cash and cash equivalents at end of period                    $33,516          $44,627
                                                              =======          =======

The accompanying notes are an integral part of these consolidated statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 29, 2000
(Unaudited)

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

To facilitate the receipt of subscription revenues on a commission basis, clients direct trends to the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"). FDS is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates have been made in areas including valuation allowances for deferred taxes assets, depreciable lives of fixed assets, accrued liabilities, income tax provision and allowances for doubtful accounts. Actual results could differ from those estimates.

Revenue  Recognition
Subscription charges are quoted to clients on an annual basis, but are earned monthly as services are provided. Subscription revenues recorded as commissions and subscription revenues recorded as cash fees are each recognized as earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred cash fees and commissions.

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

Property,  Equipment, and Leasehold Improvements
Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives of five years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Taxes
Deferred taxes are determined by calculating the estimated future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes. The Company records deferred taxes for such items as accrued compensation and other liabilities; deferred cash fees and commissions; deferred rent; and property, equipment, and leasehold improvements, net of depreciation and amortization. Included in income taxes for the second quarter of fiscal 2000 was a non-recurring tax benefit of $1.1 million from adjustments to prior years' federal and state income tax returns.

Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value.

Included in accounts payable and accrued expenses are accrued taxes other than income taxes of $4.8 million and $3.7 million at February 29, 2000 and August 31, 1999, respectively.

Earnings Per Share
The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. Earnings per share and number of shares outstanding give retroactive effect for the 2-for-1 stock split announced on January 13, 2000 and distributed on February 4, 2000, for all years presented. Diluted earnings per share is based on the weighted average number of common shares and common share equivalents outstanding. Shares available pursuant to grants made under the Company's stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based  Compensation
In January 2000, the Company's shareholders approved the Year 2000 Employee Stock Option Plan. Under this plan, stock options to purchase up to 4,000,000 shares of Common Stock were made available for grant to employees of the Company and its subsidiaries selected by the Company's Compensation Committee.

The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

New  Accounting  Pronouncement
In March 1998, Statement of Position 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE, was issued. The Company adopted this statement effective September 1, 1999. The impact on the Company's results of operations and financial position was not material.

In December 1999, Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was issued. The Company reviewed this bulletin and noted that we are in compliance with SAB No. 101.

3. COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock and related amounts give retroactive effect to the 2-for-1 stock split, effected as a stock dividend, that occurred on February 4, 2000.

Shares of common stock outstanding were as follows:
                                                                     Six months ended
In thousands and unaudited                                     Feb 29, 2000    Feb 28, 1999
-------------------------------------------------------------------------------------------
Balance at September 1,                                              31,538          29,020
Additional stock issued for ESOP                                         48              72
Exercise of stock options                                               670           1,842
Repurchase of common stock                                              (16)            (18)
                                                                     ------          ------
Balance at February 29, 2000 and February 28, 1999                   32,240          30,916
                                                                     ======          ======

-------------------------------------------------------------------------------------------

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:


In thousands, except per share data and unaudited
                                                           Net Income           Shares         Per Share
                                                           (Numerator)    (Denominator)           Amount
--------------------------------------------------------------------------------------------------------
For the Three Months Ended February 29, 2000
Basic EPS
   Net income available to common stockholders                 $7,314           31,887             $0.23
Diluted EPS
   Dilutive effect of stock options                                 -            2,772
                                                               ------           ------
   Net income available to common stockholders                 $7,314           34,659             $0.21
                                                               ======           ======

--------------------------------------------------------------------------------------------------------
For the Three Months Ended February 28, 1999
Basic EPS
   Net income available to common stockholders                 $4,515           30,484             $0.15
Diluted EPS
   Dilutive effect of stock options                                 -            3,126
                                                               ------           ------
   Net income available to common stockholders                 $4,515           33,610             $0.13
                                                               ======           ======

--------------------------------------------------------------------------------------------------------
For the Six Months Ended February 29, 2000
Basic EPS
   Net income available to common stockholders                $12,840           31,709             $0.40
Diluted EPS
   Dilutive effect of stock options                                 -            2,847
                                                              -------           ------
   Net income available to common stockholders                $12,840           34,556             $0.37
                                                              =======           ======

--------------------------------------------------------------------------------------------------------
For the Six Months Ended February 28, 1999
Basic EPS
   Net income available to common stockholders                 $8,835           30,292             $0.29
Diluted EPS
   Dilutive effect of stock options                                 -            2,838
                                                               ------           ------
   Net income available to common stockholders                 $8,835           33,130             $0.27
                                                               ======           ======

--------------------------------------------------------------------------------------------------------

4. SEGMENTS

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has two reportable segments based on geographic operations: the United States and International. Each segment markets online integrated database services to investment managers, investment banks, and other financial services professionals. The U.S. segment consists of services provided to financial institutions throughout North America while the International segment consists of services provided to investment professionals primarily in Europe and the Pacific Rim. The International segment includes two foreign branch operations that are primarily staffed by sales and consulting personnel. Segment revenues reflect direct sales of products and services to clients based on their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office, and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the foreign segments. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information
Thousands                                        U.S.   International      Total
 ................................................................................
Three Months Ended February 29, 2000

Revenues from external clients                $27,345          $5,140    $32,485
Segment operating profit*                       7,312           1,935      9,247
Total assets at February 29, 2000             105,796           7,729    113,525
Capital expenditures                            2,939             813      3,752
 ................................................................................
Three Months Ended February 28, 1999

Revenues from external clients                $21,651          $3,584    $25,235
Segment operating profit*                       5,696           1,258      6,954
Total assets at February 28, 1999              79,482           4,766     84,248
Capital expenditures                            5,807             351      6,158
 ................................................................................
For the Six Months Ended February 29, 2000

Revenues from external clients                $52,857          $9,912    $62,769
Segment operating profit*                      13,866           4,063     17,929
Capital expenditures                            6,125           1,042      7,167
 ................................................................................
For the Six Months Ended February 28, 1999

Revenues from external clients                $42,192          $6,873    $49,065
Segment operating profit*                      10,528           3,020     13,548
Capital expenditures                            8,495             667      9,162
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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-Unaudited

                                                               Three Months Ended                     Six Months Ended
                                                          Feb 29,    Feb 28,                     Feb 29,    Feb 28,
In thousands, except per share data                         2000       1999     Change             2000       1999     Change
 .............................................................................................................................
Revenues                                                 $32,485    $25,235       28.7%         $62,769    $49,065      27.9%
Operating  expenses                                       23,238     18,281       27.1           44,840     35,517      26.2
                                                          ------     ------                      ------     ------
Operating income                                           9,247      6,954       33.0           17,929     13,548      32.3
Provision for income taxes                                 3,752      2,891       29.8            7,595      5,658      34.2
Non-recurring tax benefit                                 (1,119)         -                      (1,119)         -
                                                          ------     ------                      ------     ------
Total income taxes                                         2,633      2,891                       6,476      5,658
Net income                                                 7,314      4,515       62.0           12,840      8,835      45.3
Diluted earnings per common share*                         $0.21      $0.13       61.5            $0.37      $0.27      37.0
 .............................................................................................................................
* Diluted earnings per share give retroactive effect to the 2-for-1 stock split that occurred on February 4, 2000.

REVENUES
Revenues for the quarter ended February 29, 2000 grew 28.7% to $32.5 million compared to $25.2 million a year ago. For the first half of fiscal 2000, revenues increased 27.9% to $62.8 million. The primary drivers behind revenue growth were incremental subscriptions to additional services and databases by existing clients, as well as the net addition of 95 clients over the past twelve months.

Quarterly revenues from international operations increased 43.4% to $5.1 million. Revenues from European operations grew 38.5%. Revenue growth in Asia Pacific grew 56.8%. Overseas revenues for the first half of fiscal 2000, rose 44.2% to $9.9 million. Revenues from international operations accounted for over 15% of consolidated revenues for both the second quarter and the first six months of fiscal 2000.

Client retention for both the second quarter of fiscal 2000 and for the first half of the year continued at a rate in excess of 95%. Total client commitments at February 29, 2000 were $132.2 million, an increase of 28.1% over the year earlier period. New products and services aimed at portfolio managers were among the key contributors to the commitment increase. Approximately 140 clients representing nearly 1,000 users now subscribe to FactSet's portfolio analytic applications. ("Commitments" at a given point in time represent the forward-looking revenues for the next 12 months from all services currently being supplied to clients.) As of February 29, 2000, the average commitment from the Company's 690 clients was $192,000, an increase of 11% over the same period a year ago. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients can add or delete services at any time.

Password count at the beginning and end of the second quarter of fiscal 2000 was 21,000. An increased user base among existing clients was offset by the effect of a revised agreement with a major client. This agreement resulted in the reduction of the number of passwords held by this client, but significantly increased its annual commitment.

Operating Expenses

Cost of Services
Cost of services for the quarter ended February 29, 2000 were $11.6 million, an increase of 27.7% compared to the same period a year ago. For the first six months of fiscal 2000, cost of services increased 25.9% to $22.1 million. Increases for both periods was due to higher employee compensation, higher clearing fees and increased depreciation expense.

Employee Compensation and Benefits
Employee compensation and benefits for the applications and engineering departments increased $900,000 in the second quarter of fiscal 2000. For the six months ended February 29, 2000, employee compensation and benefits rose $2.0 million. Employee additions and additional merit raises drove these increases. The applications engineering and consulting departments have increased staff 20% over the past twelve months.

Clearing Fees
Clearing fees rose $600,000 in the second quarter of fiscal 2000 and $900,000 for the first half of the year. These increases are the result of higher client commission payments and clearing rates emanating from international trades.

Depreciation  Expense
Depreciation expense on computer related equipment grew $700,000 in the second quarter and $1.4 million for the first six months of the fiscal year over the same period a year ago. These increases are the result of higher levels of computer and communication equipment spending to support FactSet's growing user base. During the first six months of fiscal 2000, data center enhancements were made to increase capacity by 35%. Disk storage capacity increased 36% to 3.4 terabytes. In addition, a new computer telephony integration phone system, which will allow for enhanced processing and servicing of incoming client calls, was purchased in the second quarter of fiscal 2000.

Selling, General, and Administrative
For the three months ending February 29, 2000, selling, general, and administrative (SG&A) expenses totaled $11.7 million, up 26.5% from the same period a year ago. SG&A expenses for the first half of fiscal 2000 totaled $22.7 million, an increase of 26.5% over the same period a year ago. These increases were largely the result of additional employee compensation, travel and entertainment and rent expenses.

Employee Compensation and Benefits
Employee compensation and benefits for the sales, product development, and various other support departments grew by $903,000 in the second quarter of fiscal 2000 compared to the prior year. For the six months ended February 29, 2000, employee compensation rose $1.8 million. Employee headcount grew by 25% for these departments during the 12 months ended February 29, 2000.

Travel and Entertainment Expense
Travel and entertainment (T&E) expense grew $366,000 for the quarter ended February 29, 2000. For the six months ended February 29, 2000, T&E grew $740,000. Increases in T&E for both periods resulted from the servicing of an expanding global client base.

Rent Expense and Amortization of Leasehold Improvements
Rent and amortization expense increased $513,000 for the quarter ended February 29, 2000. For the first half of fiscal 2000, rent and amortization expense increased $924,000 as compared to the same period a year ago. Office openings in Sydney and Boston and office expansions in San Mateo, Tokyo and London were the factors behind this increase.

Foreign Currency
Approximately 95% of the Company's revenues were collected in U.S. dollars. The net monetary assets held by the Company's foreign offices were also immaterial. As a result, the Company's exposure to foreign currency fluctuations was insignificant.

Operating Margin
Operating margin for the quarter ended February 29, 2000 was 28.5%, up from 27.6% a year ago. Operating margin for the six months ended February 29, 2000 was 28.6%, up from 27.6% from the same period a year ago. The improvement in the operating margin was primarily the result of declining clearing fees, data costs and employee compensation, offset by increased depreciation, travel and occupancy costs as a percentage of revenues.

Clearing Fees
Higher margin percentages are generated from cash fees than commission revenues, although net revenues to the Company are approximately the same under both payment methods. Clients electing to settle obligations through commissions on securities transactions pay a higher amount for their subscription than cash-paying clients in order to cover broker clearing charges paid by the Company. For the six months ended February 29, 2000, commission revenues declined as a percentage of total revenues from approximately 40% to 36%. The end result of this decrease is declining clearing fees as a percentage of revenues for the six months ended February 29, 2000.

Data Costs
Data costs for the three months and six months ended February 29, 2000 declined as a percentage of revenues, primarily due to changes in data fee payment arrangements. Prior to January 1, 2000, certain database charges were charged by FactSet and subsequently remitted to the database vendor. These charges are currently being paid directly to the database vendor by the Company's clients. This change in the structure of payments had the effect of increasing FactSet's operating margin for the three months and six months ended February 29, 2000.

Income Taxes
Income taxes for the second quarter of fiscal 2000 were $2.6 million, a decline of $300,000 and 3.4% as a percentage of revenues compared to the year ago period. Included in income taxes was a non-recurring tax benefit of $1.1 million from adjustments to prior years federal and state income tax returns. Without this one-time benefit, the effective tax rate would have been 38% and income taxes as a percentage of revenues would have been 11.5%. These percentages before the non-recurring benefit are consistent with the effective tax rate (39%) and income taxes as a percentage of revenues (11.5%) reported in the year ago period.

Income taxes for the first half of fiscal 2000 were $6.5 million, $800,000 higher than the comparable amount in fiscal 1999. Included in the fiscal 2000 amount was a non-recurring tax benefit of $1.1 million. Without this one-time benefit, the effective tax rate would have been 39% in both periods.

Liquidity
For the six months ended February 29, 2000, cash generated by operating activities totaled 12% of total assets or $13.2 million compared to $14.8 million in the year earlier period. This $1.6 million decline was the result of an increased receivable from clients and clearing brokers, the timing of income tax payments offset by higher accounts payable and accrued expenses, and by higher depreciation and amortization expenses.

Capital Expenditures
The Company's capital expenditures totaled $7.2 million for the first half of fiscal 2000. These capital expenditures were related primarily to purchases of computer and communications equipment, including an upgrade to the communications system currently in place. During the first six months of fiscal 2000, enhancements were made to the mainframe system, including a CPU upgrade. Disk storage capacity increased approximately 40% to 3.4 terabytes. In addition, a new computer integration phone system was purchased, allowing for more efficient servicing of incoming client calls.

Financing Operations and Capital Needs
At quarter end, cash, cash equivalents and investments represented 54% or nearly $61 million of the Company's total assets. All of the Company's capital and operating expense requirements have been financed by cash from operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
The Company is a party to two revolving credit facilities totaling $25 million for working capital and general corporate purposes. The Company has not drawn on either facility and has no present plans to utilize any portion of the available credit.

Forward-Looking Factors

CASH DIVIDEND
On January 13, 2000, the Company announced that its Board of Directors approved a two-for-one stock split of the Company's shares of Common Stock and declared a regular quarterly cash dividend of $0.03. The two-for-one stock split occurred on February 4, 2000 to Common Stockholders of record at the close of business on January 21, 2000. The regular quarterly cash dividend was paid on March 21, 2000 to Common Stockholders of record at the close of business on February 29, 2000. Shares of common stock and related amounts give retroactive effect to the 2-for-1 stock split, effected as a stock dividend.

RECENT MARKET TRENDS
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency markets, and interest rates.

Throughout the past three fiscal years, the U.S. and European equity markets have achieved record highs. Traditionally, there has been little correlation between results of the Company's operations and the performance of global equity markets. Nevertheless, a decline in the various worldwide markets could negatively impact a large number of the Company's clients (investment management firms and investment banks) and increase the probability of personnel reductions among FactSet's existing and potential clients.

The fair market value of the Company's investment portfolio at February 29, 2000 was $27.3 million. The fair market value of the portfolio is impacted by fluctuations in interest rates. The portfolio of fixed income investments is managed to preserve principal. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity, and diversification. The weighted average duration of short-term investments included in the Company's portfolios is not to exceed 18 months. Investments such as puts, calls, strips, short sales, straddles, options, futures, or investments on margin are not permitted by the Company's investment guidelines. For these reasons, in addition to the fact that the Company has no outstanding debt, financial exposure to changes in interest rates is expected to continue to be minimal.

All investments are held in U.S. dollars and approximately 95% of the Company's revenues are earned in U.S. dollars. As a result, exposure to movements in foreign currency prices is expected to continue to be insignificant.

Income Taxes
The effective tax rate for the second quarter of fiscal 2000 was 27% including the impact of a non-recurring tax benefit of $1.1 million. Without this one-time benefit, the effective rate would have been 38%, a 3% reduction from 41% reported in the first quarter of fiscal 2000. For the remaining quarters of fiscal 2000, the effective tax rate is expected to range between 38% and 39%.

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

The Company has been operating successfully in the first three months of calendar 2000. Regular usage of its mainframe centers and software application programs has been ongoing. Internal back-office systems have experienced normal use and functionality. No material Y2K problems have been noted through March 31, 2000.

The Company's State of Readiness

Three broad areas were identified as potential concerns for Y2K-related problems. They were (1) the FactSet online system, (2) FactSet's internal infrastructure and (3) client remediation efforts related to Y2K.

The FactSet Online System

The FactSet online system universally accepts four-digit years wherever a year specification can be made. All source code was scrutinized to ensure that wherever dates can be manipulated, those dates beyond the Year 2000 are being handled properly. Quality testing has also been completed on all online applications to test for compliance problems. The FactSet online system continued to function properly throughout the Year 2000 transition.

Databases on the online system contain information received from over 30 database vendors. Most of FactSet's databases now have information dated after January 1, 2000 and in the upcoming weeks and months, the remaining databases will receive their first wave of 2000 data. The timing of this for each database is a function of the periodicity of time series question. E.g. daily, monthly, yearly. No material Y2K issues have occurred to date. Data from vendors continues to be monitored and reviewed for Y2K compliance.

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

Client Remediation Efforts

The flexibility of the FactSet system provides its users the opportunity to create customized "models." These "models" can take the form of private databases, formulas, or universal screens. Users can program their use of FactSet much in the same way a programmer utilizes a programming language. The compliance of a programming language does not necessarily insure the compliance of all the programs written in that language. Some of FactSet's most sophisticated clients have thousands of proprietary models on the FactSet mainframes. A certain amount of remediation effort must still be undertaken by the Company's client base, regardless of what FactSet does to provide a seamless Y2K transition. FactSet has proactively facilitated the remediation process of its users. A testbed of Y2K data and a Y2K auditor application was released. Regular client usage of the FactSet system, including client "models" interfacing with the Company's mainframe centers and software application programs, has been ongoing since January 2000. No significant Y2K-related issues have resulted. Not all existing client "models" have been uploaded or accessed by clients in the first three months of 2000. Y2K compliance of client "models" continues to be monitored by the Company.

The Costs to Address Year 2000

Costs relating to Y2K projects principally relate to salaries of FactSet employees and are not incremental to recurring operating expenses. Internal costs incurred are not separately tracked or recorded. The total estimated internal costs incurred to prepare all FactSet systems to be Y2K compliant was approximately $3 million and was incurred primarily in fiscal years 1999 and 2000. Any future costs incurred are expected to be immaterial to results of operations.

Risks of Year 2000

The failure to correct a material Y2K problem could result in an interruption in, or a failure of, certain normal business activities. The Company has experienced normal operations during 2000, and to date, no material Y2K issues have been noted. Monitoring Y2K compliance continues in the areas of database transmissions and client remediation efforts. Although the Company believes its Y2K efforts have been and will continue to be successful, any failure or delay to address Y2K issues arising in the future could result in a major disruption of its business, damage to the Company's reputation, and a material adverse change in its results of operations, cash flows, and financial position.

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


Item 1.   Legal Proceedings:         None


Item 2.   Changes in Securities:     None


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:

The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on January 13, 2000.

1. Two nominees to the Board of Directors were elected:

     Director                 Term             For       Not For        Abstain
     --------                 ----             ---       -------        -------
     Walter F. Siebecker      3 yrs.    14,406,592        90,465              -

     Howard E. Wille          3 yrs.    14,416,242        80,815              -

2. The  appointment  of   PricewaterhouseCoopers   LLP  as  independent   public
   accountants of the Company was ratified:

     For                14,373,325
     Not for                 5,725
     Abstain               118,007

3. The adoption of the 2000 Employee Stock Option Plan was ratified:

     For                10,250,895
     Not for             3,010,041
     Abstain               128,251
     Broker no-vote      1,107,870

Item 5.   Other Information:         None


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number


3.1.....................................Restated Certificate of Incorporation(1)
3.2...................................................................By-laws(1)
4.1......................................................Form of Common Stock(1)
10.1.......................... .Form of Employment Agreement between the Company and Howard E. Wille and Charles J. Snyder(1)
10.2...............Letter of Agreement between the Company and Ernest S. Wong(1)
10.31.................Amendment to 364-Day Credit Agreement, dated April 3, 2000
10.32.............................................Three Year Credit Agreement(2)
27......................................................Financial Data Schedules

(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)

(2)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal year 1999.

(b) Reports on Form 8-K: None


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: April 14, 2000     BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                 Senior Vice President, Chief Financial Officer
                                  and Secretary