Form 10-Q
period 2000-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2000-07-14
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended May 31, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at May 31, 2000
 ...................                     ...........................

Common Stock, par value $.01            32,538,980

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three and nine months ended May 31, 2000 and 1999..........3


           Consolidated Statements of Comprehensive Income
            for the three and nine months ended May 31, 2000 and 1999..........4


           Consolidated Statements of Financial Condition
            at May 31, 2000 and at August 31, 1999.............................5


           Consolidated Statements of Cash Flows
            for the nine months ended May 31, 2000 and 1999....................6


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


Item 4.   Submission of Matters to a Vote of Security Holders.................15


Item 5.   Other Information...................................................15


Item 6.   Exhibits and Reports on Form 8-K....................................15


Signatures....................................................................15




FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME                             Three Months Ended       Nine Months Ended
                                                                     May 31,                 May 31,
In thousands, except per share data and unaudited               2000       1999(1)      2000       1999(1)
 .......................................................................................................

Subscription Revenues
Commissions                                                  $12,349    $10,091      $35,225    $29,613
Cash fees                                                     21,946     16,360       61,839     45,903
                                                              ------     ------       ------     ------
Total subscription revenues                                   34,295     26,451       97,064     75,516
                                                              ------     ------       ------     ------
 .......................................................................................................

Operating Expenses
Cost of services                                              11,415      9,503       33,537     27,067
Selling, general, and administrative                          12,700      9,641       35,418     27,594
Non-recurring retirement bonus (see Note 5)                    2,750          -        2,750          -
                                                              ------     ------       ------     ------
Total operating expenses                                      26,865     19,144       71,705     54,661
                                                              ------     ------       ------     ------
 .......................................................................................................

Income from operations                                         7,430      7,307       25,359     20,855
Other income                                                     958        461        2,345      1,406
                                                               -----      -----        -----     ------
Income before income taxes                                     8,388      7,768       27,704     22,261

Provision for income taxes                                     3,238      2,922       10,833      8,580
Non-recurring tax benefit                                          -          -       (1,119)         -
                                                               -----      -----       ------      -----
Total income taxes                                             3,238      2,922        9,714      8,580

Net income                                                    $5,150     $4,846      $17,990    $13,681
                                                               =====      =====       ======     ======
 .......................................................................................................
Basic earnings per common share                                  .16        .16          .56        .45

Diluted earnings per common share                                .15        .14          .52        .41
 .......................................................................................................
Weighted average common shares (Basic)                        32,431     31,148       31,933     30,588

Weighted average common shares (Diluted)                      34,505     34,090       34,525     33,190
 .......................................................................................................

(1)Diluted earnings per share and weighted average common shares give retroactive effect to the 2-for-1 stock split that occurred on February 4, 2000.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                             Three Months Ended       Nine Months Ended
                                                                    May 31,                 May 31,
In thousands and unaudited                                      2000       1999         2000       1999
 .......................................................................................................

Net income                                                    $5,150     $4,846      $17,990    $13,681
Unrealized loss on investments,
   net of taxes                                                  (55)         -          (81)         -
                                                               -----      -----       ------     ------
Comprehensive income                                          $5,095     $4,846      $17,909    $13,681
                                                               =====      =====       ======     ======
 .......................................................................................................

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FactSet Research Systems Inc.
ASSETS
                                                           May 31,   August 31,
In thousands and unaudited                                    2000         1999
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $42,596      $31,837
Investments                                                 22,874       22,934
Receivables from clients and clearing brokers               18,070       14,399
Receivables from employees                                     761          614
Prepaid taxes                                                2,223            -
Deferred taxes                                               5,585        6,437
Other current assets                                           418          413
                                                            ------       ------
Total current assets                                        92,527       76,634
 ...............................................................................

LONG-TERM ASSETS
Property, equipment, and leasehold improvements, at cost    64,314       55,334
Less accumulated depreciation                              (42,656)     (33,951)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        21,658       21,383
 ...............................................................................

OTHER LONG-TERM ASSETS
Deferred taxes                                               2,601        1,785
Other assets                                                 1,771        1,742
                                                           -------      -------
TOTAL ASSETS                                              $118,557     $101,544
                                                           =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           May 31,   August 31,
In thousands, except per share data and unaudited             2000         1999
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                       $4,934       $6,657
Accrued compensation                                         8,453        7,558
Deferred fees and commissions                                7,667        6,964
Dividend payable                                               976          788
Current taxes payable                                            -        1,522
                                                            ------       ------
Total current liabilities                                   22,030       23,489
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                  517          441
                                                            ------       ------
Total liabilities                                           22,547       23,930
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                   329          316
Capital in excess of par value                              18,029       14,160
Retained earnings                                           79,702       64,452
Treasury stock                                              (1,976)      (1,321)
Unrealized (loss) gain on investments, net of tax              (74)           7
                                                            ------       ------
Total stockholders' equity                                  96,010       77,614
                                                           -------      -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $118,557     $101,544
                                                           =======      =======

The accompanying notes are an integral part of these consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
FactSet Research Systems Inc.

In thousands and unaudited          Nine Months Ended May 31,    2000             1999
 ......................................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $17,990          $13,681
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              8,705            6,835
     Deferred tax provision (benefit)                              36             (446)
     Accrued ESOP contribution                                    938              750
                                                               ------           ------
Net income adjusted for non-cash operating items               27,669           20,820
Changes in working capital
     Receivable from clients and clearing brokers              (3,671)          (3,589)
     Other receivables                                              -           (2,374)
     Prepaid taxes                                             (2,223)            (435)
     Accounts payable and accrued expenses                     (1,723)           2,059
     Accrued compensation                                         957           (1,011)
     Deferred fees and commissions                                703            1,969
     Current taxes payable                                     (1,522)          (2,843)
     Other working capital accounts, net                          (97)             576
                                                               ------           ------
Net cash provided by operating activities                      20,093           15,172
 ......................................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net                                     (21)                -
Purchases of property, equipment, and
     leasehold improvements                                    (8,980)         (12,793)
                                                                -----           ------
Net cash used in investing activities                          (9,001)         (12,793)
 ......................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments                                              (2,353)            (733)
Repurchase of common stock from employees                        (655)            (437)
Proceeds from stock option exercises                            1,708            2,369
Income tax benefits from stock option exercises                   967            6,747
                                                                -----            -----
Net cash (used in) provided by financing activities              (333)           7,946
 ......................................................................................

Net increase in cash and cash equivalents                      10,759           10,285
Cash and cash equivalents at beginning of period               31,837           37,631
                                                               ------           ------
Cash and cash equivalents at end of period                    $42,596          $47,916
                                                               ======           ======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2000
(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the "Company") provides online integrated database services to the financial community. The Company's revenues are derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenues are recorded as commissions) or in cash (in which case subscription revenues are recorded as cash fees).

To facilitate the receipt of subscription revenues on a commission basis, clients direct trades to the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"). FDS is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934.

Subscription revenues paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. A client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS's account.

FactSet Limited and FactSet Pacific, Inc. are wholly owned subsidiaries of the Company and are U.S. corporations. FactSet Limited has foreign branch operations in London, and FactSet Pacific has foreign branch operations in Tokyo, Hong Kong, and Sydney.

2. ACCOUNTING POLICIES

The accompanying interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 1999. Interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to present fairly the results of operation and financial position for the interim periods presented. The interim financial statements should be read in connection with the audited financial statements (including the footnotes thereto) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas including valuation allowances for deferred tax assets, depreciable lives of fixed assets, accrued liabilities, income tax provision and allowances for doubtful accounts. Actual results could differ from those estimates.

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

Taxes
Deferred taxes are determined by calculating the estimated future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes. The Company records deferred taxes for such items as accrued compensation and other liabilities; deferred cash fees and commissions; deferred rent; and property, equipment, and leasehold improvements, net of depreciation and amortization. Included in income taxes for the nine months ended May 31, 2000 was a non-recurring tax benefit of $1.1 million from adjustments to prior years' federal and state income tax returns.

Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value.

Included in accounts payable and accrued expenses are accrued taxes other than income taxes of $1.8 million and $3.7 million at May 31, 2000 and August 31, 1999, respectively.

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

Stock-Based  Compensation
In January 2000, the Company's shareholders approved the Year 2000 Employee Stock Option Plan. Under this plan, stock options to purchase up to 4,000,000 shares of Common Stock, after adjustment for the 2-for-1 stock split, were made available for grant to employees of the Company and its subsidiaries selected by the Company's Compensation Committee.

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

In December 1999, Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, was issued. The Company's is evaluating accounting policies pertaining to SAB No. 101 and does not expect the impact of implementation to be material.

3. COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock and related amounts give retroactive effect to the 2-for-1 stock split, effected as a stock dividend, that occurred on February 4, 2000.

Shares of common stock outstanding were as follows:

In thousands and unaudited                                              2000            1999
--------------------------------------------------------------------------------------------
Balance at September 1,                                               31,538          29,020
Additional stock issued for ESOP                                          50              72
Exercise of stock options                                                975           2,221
Repurchase of common stock                                               (24)            (20)
                                                                      ------          ------
Balance at May 31,                                                    32,539          31,293
                                                                      ======          ======

--------------------------------------------------------------------------------------------


A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:



                                                                Net Income                Shares            Per Share
In thousands, except per share data and unaudited               (Numerator)         (Denominator)             Amount
------------------------------------------------------------------------------------------------------------------------

                                                                  May 31                May 31                May 31
For the Three Months Ended                                   2000       1999       2000       1999       2000       1999
                                                             ----       ----       ----       ----       ----       ----
Basic EPS
   Net income available to common stockholders             $5,150     $4,846     32,431     31,148      $0.16      $0.16
Diluted EPS
   Dilutive effect of stock options                             -          -      2,074      2,942
                                                            -----      -----      -----      -----
     Net income available to common stockholders           $5,150     $4,846     34,505     34,090      $0.15      $0.14
                                                            =====      =====     ======     ======
------------------------------------------------------------------------------------------------------------------------

                                                                  May 31                May 31                May 31
For the Nine Months Ended                                    2000       1999       2000       1999       2000       1999
                                                             ----       ----       ----       ----       ----       ----
Basic EPS
   Net income available to common stockholders            $17,990    $13,681     31,933     30,588      $0.56      $0.45
Diluted EPS
   Dilutive effect of stock options                             -          -      2,592      2,602
                                                           ------     ------     ------     ------
     Net income available to common stockholders          $17,990    $13,681     34,525     33,190      $0.52      $0.41
                                                           ======     ======     ======     ======
------------------------------------------------------------------------------------------------------------------------

4. SEGMENTS

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. The Company has two reportable segments based on geographic operations: the United States and International. Each segment markets online integrated database services to investment managers, investment banks, and other financial services professionals. The U.S. segment consists of services provided to financial institutions throughout North America while the International segment consists of services provided to investment professionals primarily in Europe and the Pacific Rim. The International segment includes operations from four branch offices that are primarily staffed by sales and consulting personnel. Segment revenues reflect direct sales of products and services to clients based on their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office, and other direct expenses related to its employees. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information
In thousands and unaudited                       U.S.   International      Total
 ................................................................................
For Three Months Ended May 31, 2000

Revenues from external clients                $28,455          $5,840    $34,295
Segment operating profit*                       5,238           2,192      7,430
Total assets at May 31, 2000                  110,089           8,468    118,557
Capital expenditures                              738           1,076      1,814
 ................................................................................
For Three Months Ended May 31, 1999

Revenues from external clients                $22,693          $3,758    $26,451
Segment operating profit*                       5,936           1,371      7,307
Total assets at May 31, 1999                   86,442           6,556     92,998
Capital expenditures                            2,133           1,498      3,631

 ................................................................................
For the Nine Months Ended May 31, 2000

Revenues from external clients                $81,312          $15,752   $97,064
Segment operating profit*                      19,104            6,255    25,359
Capital expenditures                            6,862            2,118     8,980
 ................................................................................
For the Nine Months Ended May 31, 1999

Revenues from external clients                $64,885         $10,631    $75,516
Segment operating profit*                      16,464           4,391     20,855
Capital expenditures                           10,628           2,165     12,793
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


5. NON-RECURRING RETIREMENT BONUS

On May 22, 2000, the Company announced the retirement of Howard E. Wille as Chief Executive Officer of the Company. He will also retire as Chairman of the Board effective August 31, 2000 and will remain a director of the Company. In recognition of his service and contribution for the past 22 years, the Company awarded Mr. Wille a retirement bonus, to be paid upon his retirement as Chairman of the Board. This resulted in a non-recurring charge of $2.75 million in the third quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


Revenues
For the third quarter ended May 31, 2000, revenues increased 29.7% to $34.3 million versus $26.5 million for the same period a year ago. Revenues during the first nine months of fiscal 2000 increased 28.5% from $75.5 million to $97.1 million. Subscriptions by existing users to additional services and databases, as well as the net addition of 97 new clients over the past twelve months drove revenue growth.

Quarterly revenues from international operations were up 55.4% and totaled $5.8 million. Revenue growth from European operations was 55.5% over the same period a year ago and Asia Pacific revenues grew by 55.3% for the same period. Overseas revenues over the first nine months of fiscal 2000 increased 48.2% to $15.8 million versus the comparable period of fiscal 1999. Revenues from international sources accounted for over 16% of consolidated revenues for both the third fiscal quarter and the first nine months of fiscal 2000.

Client Retention and Commitments

Client retention for fiscal 2000, including the third quarter, continued at a rate in excess of 95%. As of May 31, 2000, total client commitments were $142.5 million, a 29.5% increase over the $110.1 million reported a year ago. The addition of new clients, additional workstations by existing clients and new products and services aimed at portfolio managers and investment bankers were among the key contributors to the commitment increase. During the quarter, the number of clients using FactSet rose to 717. At May 31, 2000, approximately 160 clients, representing nearly 1,200 users subscribed to FactSet's portfolio analytics applications. ("Commitments" at a given point in time represent the forward-looking revenues for the next 12 months from all services currently being supplied to clients.) In addition, during the quarter, a leading investment bank agreed to purchase 950 ProActive Publishing workstations for installation on a global basis. Internationally, commitments totaled $25 million, representing approximately 18% of total commitments. The average commitment from clients increased 12% to $199,000. As a matter of policy, the Company generally does not seek to enter into written contracts with its clients and clients can add or delete services at any time. Commitments have historically grown in virtually every month.

Password count, which represents the number of FactSet users, at the end of May 2000 was approximately 22,000, up 22% from the comparable period in 1999.

Operating Expenses

Cost of Services
Cost of services for the quarter ended May 31, 2000 increased 20.1% to $11.4 million compared to the prior year period. For the first nine months of the year, cost of services increased 23.9% to $33.5 million. The increase in cost of service expenses for the third quarter was primarily the result of higher employee compensation. For the nine months ended May 31, 2000, cost of services increased largely due to higher employee compensation, clearing fees, and depreciation expenses.

Employee Compensation and Benefits
Employee compensation and benefits for the applications engineering and consulting groups increased $1.1 million for the quarter and rose $3.1 million for the nine months ended May 31, 2000. Employee additions and additional merit compensation drove this increase. In order to sustain the continuing growth and the expanding client base of the Company, the applications engineering and consulting groups have increased staff by 17% since the third quarter of fiscal 1999.

Clearing Fees
Clearing fees rose $1.3 million for the first nine months of the fiscal year. This increase was the result of higher client commission payments and clearing rates emanating from clients paying through international trades.

Depreciation Expense
For the quarter ended May 31, 2000, depreciation expense growth was relatively flat. Increased depreciation expense related to new capital spending was partially offset by a decrease in depreciation expense caused by equipment becoming fully depreciated in the third fiscal quarter of 2000. For the nine months ended May 31, depreciation expense grew by $1.4 million over the same period a year ago. This increase is the result of higher levels of computer and communication equipment spending to support FactSet's growing user base. Capital spending for the first nine months of fiscal 2000 was $9 million.

Selling, General, and Administrative
During the third quarter of fiscal 2000, selling, general, and administrative (SG&A) expenses grew 31.7% over the comparable period in the prior year, totaling $12.7 million. During the first nine months of fiscal 2000, SG&A expenses rose 28.4% to $35.4 million. The increase in SG&A expenses for the third quarter was primarily the result of higher employee compensation and travel, offset by lower taxes other than income taxes. For the nine months ended May 31, 2000, SG&A increased largely due to higher employee compensation, travel and entertainment expense, and rent expense and amortization of leasehold improvements.

Employee Compensation and Benefits
During the third quarter of fiscal 2000, employee compensation and benefits for the sales, product development, and various other support departments grew by $1.8 million. For the nine months ended May 31, 2000, employee compensation rose $3.6 million. These increases were the result of employee headcount growth of 34% during the 12 months ended May 31, 2000.

Travel and Entertainment Expense
Travel and entertainment (T&E) expense increased $540,000 for the quarter ended May 31, 2000. For the nine months ended May 31, 2000, T&E grew $1.3 million. The growth in T&E expense for both periods resulted from employees servicing an expanding global client base.

Taxes Other Than Income Taxes
In the third fiscal quarter of 2000, the Company reached a settlement with a state tax authority, thereby reducing the expense for taxes other than income taxes for the third quarter of fiscal 2000 versus the same period a year ago. The settlement did not have a negative impact on the Company's results of operations or financial position, as the payment made on settlement was charged to existing reserves.

Rent Expense and Amortization of Leasehold Improvements
For the nine months ended May 31, 1999, rent and amortization expense increased $1.1 million. These increases were the result of office openings in New York, Stamford, Hong Kong and Sydney, and office expansions in San Mateo and Tokyo.

Non-recurring Retirement Bonus
In the third quarter of fiscal 2000, the Company recorded a non-recurring charge of $2.75 million in connection with a retirement bonus awarded by the Board of Directors to Howard E. Wille, Co-Founder, Chairman of the Board, and former CEO. Mr. Wille retired as CEO on May 22, 2000 and will retire as Chairman of the Board effective August 31, 2000. Mr. Wille will remain a director of the Company.

Foreign Currency
More than 95% of the Company's revenues are collected in U.S. dollars. The net monetary assets held by the Company's foreign offices during fiscal 2000 were immaterial. As a result, the Company's exposure to foreign currency fluctuations was insignificant.

Operating Margin
Operating margin for the quarter ended May 31, 2000, was 21.7%, down from 27.6% a year ago. Not including the non-recurring retirement bonus, the operating margin was 29.7% for the quarter, an increase of over two percent. Operating margin for the nine months ended May 31, 2000 was 26.1%, down from 27.6% from the same period a year ago. Not including the non-recurring retirement bonus, the operating margin was 29.0% for the nine months ended May 31, an increase of over one percent. These increases were largely the result of three factors; first, the reduction in depreciation expense as a percent of revenues, second, the elimination of the need to accrue for taxes other than income taxes, both of which are discussed above, and third, declining data costs.

Income Taxes
Income tax expense for the first nine months of fiscal 2000 was $9.7 million. Included in this amount was a non-recurring tax benefit of $1.1 million, recorded in the second quarter. Without this one-time benefit, the effective tax rate would have been 39% for both nine-month periods ended May 31, 1999 and 2000.

Liquidity
For the nine months ended May 31, 2000, cash generated by operating activities was $20.1 million compared to $15.2 million in the year earlier period. This $4.9 million increase was the result of higher levels of profitability, higher levels of depreciation and amortization expense, and income tax refunds received in the second quarter, offset by a reduction in accounts payable and accrued expenses.

Capital Expenditures
The Company's capital expenditures totaled $9.0 million for the first nine months of fiscal 2000. Capital expenditures related primarily to purchases of computer and communications equipment, including the purchase of a new computer integration phone system. When installed, this system will allow for more efficient servicing of incoming client support calls. Currently, each of the Company's two data centers consists of six Compaq Alpha GS 140 systems, containing a total of 48 700-megahertz/64 bit CPUs, 96 GB of RAM and over 3.3 terabytes of disk space. Total capital spending for the fiscal year is expected to be close to $15 million.

Financing Operations and Capital Needs
At quarter end, cash, cash equivalents and investments represented 55% or nearly $66 million of the Company's total assets. All of the Company's capital and operating expense requirements have been financed by cash from operations. The Company has no outstanding indebtedness.


Revolving Credit Facilities
The Company is a party to two revolving credit facilities totaling $25 million for working capital and general corporate purposes. The Company has not drawn on either facility and has no present plans to utilize any portion of the available credit.

Forward-Looking Factors

CASH DIVIDEND
On May 15, 2000, the Company announced that its Board of Directors approved a regular quarterly cash dividend of $0.03. The regular quarterly cash dividend was paid on June 21, 2000 to Common Stockholders of record at the close of business on May 31, 2000.

RECENT MARKET TRENDS
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency markets, and interest rates.

Throughout the past three fiscal years, the U.S. and European equity markets have achieved record highs. Traditionally, there has been little correlation between results of the Company's operations and the performance of global equity markets. Nevertheless, a prolonged decline in the various worldwide markets could negatively impact a large number of the Company's clients (investment management firms and investment banks) and increase the probability of personnel reductions among FactSet's existing and potential clients.

The fair market value of the Company's investment portfolio at May 31, 2000 was $22.9 million. The fair market value of the portfolio is impacted by fluctuations in interest rates. The portfolio of fixed income investments is managed to preserve principal. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity, and diversification. The weighted average duration of short-term investments included in the Company's portfolios is not to exceed 18 months. Investments such as puts, calls, strips, short sales, straddles, options, futures, or investments on margin are not permitted by the Company's investment guidelines. For these reasons, in addition to the fact that the Company has no outstanding debt, financial exposure to changes in interest rates is expected to continue to be minimal.

All investments are held in U.S. dollars and over 95% of the Company's revenues are paid in U.S. dollars. As a result, exposure to movements in foreign currency prices is expected to continue to be insignificant.

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


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:   None


Item 5.   Other Information:         None


Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number

3.1....................................Restated Certificate of Incorporation (1)
3.2......................................................................By-laws
4.1.....................................................Form of Common Stock (1)
10.1............................Form of Employment Agreement between the Company and Charles J. Snyder (1)
10.2..............Letter of Agreement between the Company and Ernest S. Wong (1)
10.31.................Amendment to 364-Day Credit Agreement, dated April 3, 2000
10.32.............................................Three Year Credit Agreement(2)
10.33...............Retirement Agreement between the Company and Howard E. Wille
27......................................................Financial Data Schedules

(1)Incorporated by reference to the Company's Registration Statement on Form S-1 (File No.333-4238)

(2)Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the first quarter of fiscal year 1999.

(b) Reports on Form 8-K:

On May 26, 2000, the Company filed a report on Form 8-K which announced the retirement of Chief Executive Officer, Howard E. Wille. A copy of the Company's press release announcing this matter was attached and incorporated by reference therein.


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: July 14, 2000      BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                 Senior Vice President, Chief Financial Officer
                                  and Secretary