Form 10-K
period 2000-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2000-11-22
CIK 1013237

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2000

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to
----
                                 ---------------

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

Registrant's telephone number, including area code: (203)863-1500

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 10, 2000 was $644,952,721.

The number of shares outstanding of the registrant's common stock as of November 10, 2000 was 32,883,264.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 2000 into Parts I and II.

Portions of the  definitive  Proxy  Statement  dated November 22, 2000 into Part
III.


                                                    FACTSET RESEARCH SYSTEMS INC.

                                                              FORM 10-K


                                              For The Fiscal Year Ended August 31, 2000


                                                               PART I


                                                                                                                                Page
ITEM 1.       Business...................................................................................................          3

ITEM 2.       Properties.................................................................................................          4

ITEM 3.       Legal Proceedings..........................................................................................          4

ITEM 4.       Submission of Matters to a Vote of Security Holders........................................................          4

                                                                PART II

ITEM 5.       Market for Registrant's Common Stock and Related Stockholder Matters.......................................          4

ITEM 6.       Selected Financial Data....................................................................................          4

ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of Operation.......................          5

ITEM 7A.      Quantitative and Qualitative Disclosures About Market Risk.................................................          5

ITEM 8.       Financial Statements and Supplementary Data................................................................          5

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......................          5

                                                               PART III

ITEM 10.      Directors and Executive Officers of the Registrant.........................................................          6

ITEM 11.      Executive Compensation.....................................................................................          8

ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.............................................          8

ITEM 13.      Certain Relationships and Related Transactions.............................................................          8

                                                                PART IV

ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K............................................          9

Signatures...............................................................................................................         10

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

   FactSet acquires financial information from over 40 database vendors. The Company seeks to maintain contractual relationships with a minimum of two database providers for each type of financial data, when possible. Charges for data are either billed directly to FactSet or its clients. Data fees charged to FactSet are on a fixed or royalty (per client) fee basis. Database vendor contracts are generally renewable annually and can be cancelled on one year's notice. Many of the data providers are in direct competition with each other and in some cases, with FactSet. FactSet is a major distributor for many of the databases included in the FactSet system.

   FactSet's unique proprietary communication and software tools allow clients to access the Company's mainframe centers and its aggregated data library using a private wide area network. This network provides a direct, high-speed data transmission link between the Company's mainframes and the client's personal computer or computer network, while also ensuring security and reliability. Clients connect to the network through a frame relay or Internet connection. FactSet's clients are charged subscription fees on an annual basis, allowing them unlimited access to the FactSet system through its private wide area network.

   Consulting, training and technical support are an integral part of FactSet's service. FactSet's client support consultants strive to build lasting client relationships. The Company is assisting clients in gaining a greater knowledge of the FactSet system through its onsite training, twenty-four hour technical support and building of custom applications and spreadsheets.

   The financial information services industry has become a competitive market known for its continuous significant technological advances. The industry contains both large and well-capitalized companies, as well as smaller competitors. Competitors in the United States and internationally include news and information providers, market data suppliers and many of the database providers that supply FactSet with financial data that is included in the FactSet system. Direct competitors in the United States include online, CD-ROM, and Internet database suppliers and integrators such as The Thomson Corporation, FAME, COMPUSTAT PC Plus, a product of Standard & Poors, a division of McGraw-Hill Co., and Multex.com Inc. Competitors in the international markets include Datastream, owned by The Thomson Corporation, and RIMES. Many of these competitors offer services or products similar to those offered by the Company, which in some cases are at a lower price.

   The Company believes that it has become very important to many financial professionals to integrate and analyze a wide array of financial and economic information from multiple databases. Without the ability to integrate financial data from multiple sources, individual users must access and retrieve data from many sources, often in varied formats, and manually integrate the data to complete their task. During fiscal 2000, FactSet made great strides in expanding its services to clients. Holdings-based and returns-based analyses are being offered to investment managers. Investments bankers have the opportunity to publish customized "pitch books" for presentations that use the Microsoft Office Suite. Development of a real-time pricing center has been completed which will merge both real-time and historical data. The Online Assistant has been introduced which will deliver helpful, timely product support right to the client's desktop. The Company has also incorporated the Web into its future whereby key products are being developed for the Web environment.

   Also during fiscal 2000, the Company completed its first acquisition, Innovative Systems Techniques ("Insyte"), Inc., a provider of database management and decision support systems. Clients will be able to store multi-dimensional sets of data, such as portfolio holdings and company fundamentals, as well as proprietary information. This acquisition significantly enhances FactSet's data warehousing capabilities.

   The number of employees of FactSet and its subsidiaries totaled 432 as of August 31, 2000, up from 359 at August 31, 1999.

   Additional information with respect to the Company's business is included in FactSet's fiscal year 2000 Annual Report to Stockholders incorporated herein by reference:

     Five-Year Summary of Selected Financial Data.....................................................................       page 12
     Management's Discussion and Analysis.............................................................................   pages 13-18
     Note 1 to Consolidated Financial Statements entitled "Organization and Nature of Business".......................       page 26
     Note 11 to Consolidated Financial Statements entitled "Net Capital"..............................................       page 33
     Note 15 to Consolidated Financial Statements entitled "Segments".................................................   pages 37-39

ITEM 2. PROPERTIES

   Refer to footnote 12 "Lease Commitments" on page 33 of FactSet's fiscal year 2000 Annual Report to Stockholders for properties information.

ITEM 3. LEGAL PROCEEDINGS

   The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The following information included in FactSet's fiscal year 2000 Annual Report to Stockholders is incorporated herein by reference:

     Management's Discussion and Analysis - Forward-Looking Factors entitled "Dividend Payment".......................       page 17
     Note 3 to Consolidated Financial Statements entitled "Common Stock and Earnings per Share".......................       page 29
     Quarterly Financial Data, Common Stock and Quarterly Stock Prices................................................   pages 41-42

ITEM 6. SELECTED FINANCIAL DATA

   Refer to the Five-Year Summary of Selected Financial Data included on page 12 of FactSet's fiscal year 2000 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Refer to the Management's  Discussion and Analysis included on pages 13-18 of
   FactSet's  fiscal  year  2000  Annual  Report  to   Stockholders,   which  is
   incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency markets and interest rates.

   During the past three fiscal years, the U.S. and European equity markets achieved record highs. Through October 2000, major indices (Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index) have experienced significant declines from their calendar 2000 year-to-date highs. Traditionally, the correlation between results of the Company's operations and the performance of global equity markets has been very low. Nevertheless, a prolonged decline in the various worldwide markets could negatively impact a large number of the Company's clients (investment management firms and investment banks) and increase the probability of personnel and spending reductions among FactSet's existing and potential clients.

   The fair value of the Company's investment portfolio at August 31, 2000 was $22.7 million. The fair market value of the portfolio is expected to continue to be minimally impacted by fluctuations in interest rates. The portfolio of fixed income investments is managed to preserve principal. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The weighted average duration of short-term investments included in the Company's portfolios is not to exceed 18 months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company's investment guidelines. For these reasons, in addition to the fact that the Company has no outstanding debt, financial exposure to changes in interest rates is expected to continue to be minimal.

   All investments are held in U.S. dollars and over 95% of the Company's revenues are paid in U.S. dollars.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   Refer to the following information included in FactSet's fiscal year 2000 Annual Report to Stockholders, which is incorporated herein by reference:

     Consolidated Statements of Income...........................        page 19
     Consolidated Statements of Financial Condition..............    pages 20-21
     Consolidated Statements of Changes in Stockholders' Equity..    pages 22-23
     Consolidated Statements of Cash Flows.......................    pages 24-25
     Notes to Consolidated Financial Statements..................    pages 26-39
     Report of Independent Accountants...........................        page 40


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The Directors and Executive  Officers of FactSet Research Systems Inc. as  of
   November 22, 2000 were as follows:
   Name                                                          Age    Position with the Company
   Philip A. Hadley ..........................................   38     Chairman of the Board of Directors,
                                                                        Chief Executive Officer and Director
   Charles J. Snyder .........................................   58     Vice Chairman of the Board of Directors and Director
   Michael F. DiChristina ....................................   38     President, Chief Operating Officer and Director
   Ernest S. Wong ............................................   46     Senior Vice President, Chief Financial Officer and Secretary
   John D. Connolly ..........................................   57     Director
   David R. Korus ............................................   39     Director
   Joseph E. Laird, Jr .......................................   55     Director
   John C. Mickle ............................................   74     Director
   Walter F. Siebecker .......................................   59     Director
   Howard E. Wille ...........................................   72     Director

   Philip A. Hadley, Chairman of the Board of Directors, Chief Executive Officer, and Director. Mr. Hadley was named Chairman and Chief Executive Officer of the Company on September 5, 2000. Mr. Hadley joined the Company in 1985 within the Consulting Services Group. From 1986 to 1989, Mr. Hadley held the position of Vice President, Sales with the Company. From 1989 to 2000, Mr. Hadley was Senior Vice President and Director of Sales and Marketing with the Company. Prior to joining the Company, Mr. Hadley was employed by Cargill Corporation. Mr. Hadley received a B.B.A. in Accounting from the University of Iowa and is a Chartered Financial Analyst. Mr. Hadley has served on the Board since September 2000.

   Charles J. Snyder, Vice Chairman of the Board of Directors and Director. Mr. Snyder, a co-founder of FactSet in 1978, retired as President and Chief Technology Officer of FactSet on August 31, 1999. At that time he became Vice Chairman of the Board and agreed to continue as a consultant to the Company's engineering and technology groups. In conjunction with the Company's announcement of Howard Wille's retirement as Chief Executive Officer of the Company on May 22, 2000, Mr. Snyder was named interim Chief Executive Officer of the Company. Mr. Snyder acted as interim Chief Executive Officer of the Company until September 5, 2000, at which time Philip A. Hadley was named Chairman and Chief Executive Officer of the Company. From 1964 to 1977, Mr. Snyder worked for Faulkner, Dawkins & Sullivan, Inc., eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. Mr. Snyder has been a Director of the Company since its formation in 1978.

   Michael F. DiChristina, President, Chief Operating Officer and Director. Mr. DiChristina joined the Company in 1986 as a Software Engineer and held the position of Director of Software Engineering from 1990 to 1999. Prior to joining the Company, Mr. DiChristina was a Software Engineer at Morgan Stanley & Co. Mr. DiChristina received a B.S. in Electrical Engineering from Massachusetts Institute of Technology. Mr. DiChristina has served on the Board since March 2000.

   Ernest S. Wong, Senior Vice President, Chief Financial Officer and Secretary. Mr. Wong joined the Company in his current position in June 1996. Between 1991 and 1996, he held several positions with Montedison SpA, including Vice President, Finance and Treasurer of Montedison USA, Inc. and Director of Corporate Finance of Montedison Corporation of America. From 1988 to 1991, he was Vice President in the North American Banking Group of The First National Bank of Chicago, and prior to that time served as Manager of Domestic Finance at PepsiCo, Inc. and Second Vice President in the Corporate Bank of The Chase Manhattan Bank. Mr. Wong received a B.A. in Psychology from Cornell University and an M.B.A. in Finance from Columbia University Graduate School of Business.

   John D. Connolly, Director. Mr. Connolly is an experienced investment professional with a long career in the financial services industry. He retired as a Principal/Partner and Portfolio Manager with Miller Anderson & Sherrerd, serving that firm from 1990 to 1998. From 1984 to 1990, Mr. Connolly served as Senior Vice President, Chief Investment Strategist for Dean Witter Reynolds. Prior to joining Dean Witter, he held the position of Senior Vice President, Director of Research at Shearson/American Express. Mr. Connolly has also held various senior positions with E.F. Hutton; White Weld; Faulkner, Dawkins & Sullivan, Inc.; National Securities & Research; and Citibank. Mr. Connolly is a member of the Audit Committee and has served on the Board since January 1999.

   David R. Korus, Director. Mr. Korus is a Managing Member and Portfolio Manager with Owenoke Capital Management LLC. Prior to founding Owenoke Capital in 1998, Mr. Korus managed technology assets for Westcliff Capital Management LLC and Kingdon Capital Management, both of which are large diversified hedge funds. Mr. Korus began his career in 1983 with Kidder, Peabody & Co. ("Kidder") researching technology stocks. Later he became Chairman of the Research Steering Committee at Kidder and was responsible for managing the Technology Research Department. Mr. Korus is a member of the Compensation Committee and has served on the Board since July 1997.

   Joseph E. Laird, Jr., Director. Mr. Laird serves as Chairman and Chief Executive Officer of Laird Squared LLC, an investment banking company, exclusively serving the database information services industry, that he formed in January 1999. From 1989 to 1999, Mr. Laird was a Managing Director of Veronis, Suhler & Associates, a leading specialty merchant bank that serves the media and information industries. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and investment strategist for PaineWebber Mitchell Hutchins. Mr. Laird is the Chairman and a member of the Compensation Committee and has served on the Board since 1993.

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

   Walter F. Siebecker, Director. Mr. Siebecker is a managing director of the Depository Trust and Clearing Corporation ("DTC"). He joined the National Securities Clearing Corporation ("NSCC"), a subsidiary of DTC, in 1996 as a Managing Director in charge of the organization's Annuity Processing Service. Mr. Siebecker's background is in retail and institutional investment services in the domestic and global markets. Prior to joining NSCC, Mr. Siebecker was a consultant to the Trading Services Division at Lehman Brothers and spent 16 years at Salomon Smith Barney Inc., where he was responsible for the Operations Division as Executive Vice President and Chief Operations Officer. Mr. Siebecker is a member of the Audit Committee and has served on the Board since November 1997.

   Howard E. Wille, Director. Mr. Wille was a founder of the Company in 1978 and held the position of Chief Executive Officer from that time until May 22, 2000, the date on which he retired from active employment with the Company. Mr. Wille continued to serve as the non-executive Chairman of the Board of the Company until August 31, 2000. From 1966 to 1977, Mr. Wille was a Partner and Director of Research at Faulkner, Dawkins & Sullivan, Inc., a Wall Street investment firm, and held a managerial position with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. He was President and Chief Investment Officer of Piedmont Advisory Corporation from 1961 to 1966 and, prior to that time served as a securities analyst, investment manager and investment counselor for several firms. Mr. Wille has been a Director of the Company since its formation in 1978.

   The information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained on page 4 of the definitive Proxy Statement dated November 22, 2000 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   The information set forth under the captions "Information Regarding Named Executive Officer Compensation" and "Compensation Pursuant to Stock Options" contained on pages 6 and 7 of the definitive Proxy Statement dated November 22, 2000 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Stockholders, Directors, and Management" contained on pages 4 and 5 of the definitive Proxy Statement dated November 22, 2000 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Information Regarding the Board of Directors and Related Committees" on page 1 of the definitive Proxy Statement dated November 22, 2000 is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

   The following information from FactSet Research Systems Inc.'s fiscal year 2000 Annual Report to Stockholders is incorporated by reference under Items 1, 2, 5, 6, 7 and 8 and are filed as part of this report as part of Exhibit 13.1:

   Five-Year Summary of Selected Financial Data.....................     page 12
   Management's Discussion and Analysis............................. pages 13-18
   Consolidated Statements of Income................................     page 19
   Consolidated Statements of Financial Condition................... pages 20-21
   Consolidated Statements of Changes in Stockholders' Equity....... pages 22-23
   Consolidated Statements of Cash Flows............................ pages 24-25
   Notes to Consolidated Financial Statements....................... pages 26-39
   Report of Independent Accountants................................     page 40
   Quarterly Financial Data, Common Stock and Quarterly Stock Prices pages 41-42


   The following information from FactSet Research Systems Inc.'s definitive Proxy Statement dated November 22, 2000 is incorporated by reference under Items 10, 11, 12 and 13:

   Information Regarding the Board of Directors and Related Committees................................................     pages 1-3
   Section 16(a) Beneficial Ownership Reporting Compliance............................................................        page 4
   Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management.....................     pages 4-5
   Information Regarding Named Executive Officer Compensation.........................................................        page 6
   Compensation Pursuant to Stock Options.............................................................................        page 7

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of fiscal 2000.

   (c) Exhibit Listing

   EXHIBIT NUMBER                                                                                                        DESCRIPTION

   3.1.................................................................................... Restated Certificate of Incorporation (1)
   3.2.................................................................................................................. By-laws (1)
   4.1..................................................................................................... Form of Common Stock (1)
   10.1.................................................. Form of Consulting Agreement between the Company and Charles J. Snyder (2)
   10.2.............................................................. Letter of Agreement between the Company and Ernest S. Wong (1)
   10.31............................................................. Amendment to 364-Day Credit Agreement, dated April 3, 2000 (3)
   10.32............................................................................................ Three-Year Credit Agreement (4)
   10.33........................................................... Retirement Agreement between the Company and Howard E. Wille (5)
   10.4..................................... The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (6)
   10.5............................................. The FactSet Research Systems Inc. Non-Employee Directors' Stock Option Plan (7)
   13.1..................................................................... The Company's fiscal 2000 Annual Report to Stockholders
   21................................................................................................... Subsidiaries of the Company
   27....................................................................................................... Financial Data Schedule

   (1) Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-4238).

   (2) Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year 1999.

   (3) Incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of fiscal year 2000.

(4) Incorporated by reference to the Company's quarterly report on Form 10-Q for the first quarter of fiscal year 1999.

(5) Incorporated by reference to the Company's quarterly report on Form 10-Q for the third quarter of fiscal year 2000.

(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-22319).

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-59839).


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 22, 2000.

   FACTSET RESEARCH SYSTEMS INC.

   /s/ ERNEST S. WONG
   Ernest S. Wong, Senior Vice President, Chief Financial Officer and Secretary


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 22, 2000.


SIGNATURE                                   TITLE
/s/ PHILIP A. HADLEY                        Chairman of the Board of Directors and Chief Executive Officer and Director
Philip A. Hadley

/s/ CHARLES J. SNYDER                       Vice Chairman of the Board of Directors and Director
Charles J. Snyder

/s/ MICHAEL F. DICHRISTINA                  President, Chief Operating Officer and Director
Michael F. DiChristina

/s/ ERNEST S. WONG                          Senior Vice President, Chief Financial Officer and Secretary
Ernest S. Wong

/s/ JOHN D. CONNOLLY                        Director
John D. Connolly

/s/ DAVID R. KORUS                          Director
David R. Korus

/s/ JOSEPH E. LAIRD, JR.                    Director
Joseph E. Laird, Jr.

/s/ JOHN C. MICKLE                          Director
John C. Mickle

/s/ WALTER F. SIEBECKER                     Director
Walter F. Siebecker

/s/ HOWARD E. WILLE                         Director
Howard E. Wille