Form 10-Q
period 2000-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2001-01-12
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended November 30, 2000

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at November 30, 2000
 ...................                     ................................

Common Stock, par value $.01            32,879,000

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION
                                                                            Page
Item 1.   Financial Statements (Unaudited)

           Consolidated Statements of Income
            for the three months ended November 30, 2000 and 1999............ 3


           Consolidated Statements of Comprehensive Income
            for the three months ended November 30, 2000 and 1999............ 4


           Consolidated Statements of Financial Condition
            at November 30, 2000 and at August 31, 2000...................... 5


           Consolidated Statements of Cash Flows
            for the three months ended November 30, 2000 and 1999............ 6


           Notes to the Consolidated Financial Statements.................... 7



Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 11



Part II   OTHER INFORMATION


Item 1.   Legal Proceedings................................................. 13


Item 2.   Changes in Securities............................................. 13


Item 3.   Defaults Upon Senior Securities................................... 13


Item 4.   Submission of Matters to a Vote of Security Holders............... 13


Item 5.   Other Information................................................. 13


Item 6.   Exhibits and Reports on Form 8-K.................................. 14


Signatures.................................................................. 15

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME
                                                              Three Months Ended
                                                                    November 30,
In Thousands, except per share data, and unaudited              2000       1999
 ................................................................................

Subscription Revenues
Commissions                                                  $12,957    $10,896
Cash fees                                                     27,954     19,388
                                                              ------     ------
Total subscription revenues                                   40,911     30,284
                                                              ------     ------
 ................................................................................

Operating Expenses
Cost of services                                              14,129     10,560
Selling, general, and administrative                          14,999     11,042
                                                              ------     ------
Total operating expenses                                      29,128     21,602
                                                              ------     ------
 ................................................................................

Income from operations                                        11,783      8,682
Other income                                                     931        687
                                                              ------      -----
Income before income taxes                                    12,714      9,369
Provision for income taxes                                     4,962      3,843
                                                              ------     ------
Net income                                                    $7,752     $5,526
                                                              ======     ======
 ................................................................................
Weighted average common shares (Basic)                        32,879     31,608

Weighted average common shares (Diluted)                      34,811     34,580
 ................................................................................
Basic earnings per common share                                $0.24      $0.17

Diluted earnings per common share                              $0.22      $0.16
 ................................................................................



The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                              Three Months Ended
                                                                    November 30,
In Thousands and unaudited                                      2000       1999
 ................................................................................

Net income                                                    $7,752     $5,526
Unrealized gain (loss) on investments,
   net of taxes                                                    2       (22)
                                                               -----      -----
Comprehensive income                                          $7,754     $5,504
                                                              ======     ======
 ................................................................................

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

ASSETS
                                                      November 30,   August 31,
In Thousands and unaudited                                    2000         2000
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                 $ 45,524     $ 39,629
Investments                                                 23,994       22,704
Receivables from clients and clearing brokers               27,029       28,449
Receivables from employees                                     428          789
Deferred taxes                                               6,522        7,365
Other current assets                                         1,314          937
                                                           -------       ------
Total current assets                                       104,811       99,873
 ...............................................................................

LONG-TERM ASSETS
Property, equipment, and leasehold improvements, at cost    71,513       66,637
Less accumulated depreciation and amortization             (49,340)     (45,749)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        22,173       20,888
 ...............................................................................

OTHER LONG-TERM ASSETS
Intangible assets, net                                      10,518       10,734
Deferred taxes                                               2,908        2,232
Other assets                                                 1,870        1,841
                                                          --------     --------
TOTAL ASSETS                                              $142,280     $135,568
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      November 30,   August 31,
In Thousands, except per share data and unaudited             2000         2000
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                     $  8,161     $  9,874
Accrued compensation                                         4,815        9,576
Deferred revenues                                           10,162        9,656
Dividends payable                                              987          985
Current taxes payable                                        5,867        1,854
                                                            ------       ------
Total current liabilities                                   29,992       31,945
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                  631          621
                                                            ------       ------
Total liabilities                                           30,623       32,566
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                  --           --
Common stock                                                   329          328
Capital in excess of par value                              20,969       19,015
Retained earnings                                           92,776       86,011
Unrealized gain on investments, net of tax                       7            5
                                                          --------     --------
                                                           114,081      105,359
Less treasury stock, at cost                                (2,424)      (2,357)
                                                          --------     --------
Total stockholders' equity                                 111,657      103,002
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $142,280     $135,568
                                                          ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                              Three Months Ended
                                                                    November 30,
In Thousands and unaudited                                    2000         1999
 ................................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $ 7,752      $ 5,526
Adjustments to reconcile net income to net
  cash provided by operating activities
     Depreciation and amortization                           3,811        2,884
     Deferred tax provision (benefit)                          167         (210)
     Accrued ESOP contribution                                 425          313
                                                            ------       ------
Net income adjusted for non-cash operating items            12,155        8,513
Changes in assets and liabilities
     Receivables from clients and clearing brokers           1,420       (1,491)
     Receivables from employees                                361         (159)
     Accounts payable and accrued expenses                  (1,713)       2,613
     Accrued compensation                                   (3,886)         616
     Deferred revenues                                         506       (1,303)
     Current taxes payable                                   4,013        3,128
     Other working capital accounts, net                      (396)         137
Income tax benefits from stock option exercises                219          710
                                                            ------       ------
Net cash provided by operating activities                   12,679       12,764
 ...............................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net                               (1,290)      (4,871)
Purchases of property, equipment, and
     leasehold improvements, net of retirements             (4,876)      (3,415)
                                                            ------       ------
Net cash used in investing activities                       (6,166)      (8,286)
 ...............................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments                                             (920)        (728)
Repurchase of common stock from employees                      (67)        (456)
Proceeds from exercise of stock options                        369          280
                                                              ----         ----
Net cash used in financing activities                         (618)        (904)
 ...............................................................................

Net increase in cash and cash equivalents                    5,895        3,574
Cash and cash equivalents at beginning of period            39,629       31,837
                                                           -------      -------
Cash and cash equivalents at end of period                 $45,524      $35,411
                                                           =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2000
(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the "Company") provides online integrated database services to the investment community. The Company's revenues are derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenues are recorded as commissions) or in cash (in which case subscription revenues are recorded as cash fees).

To facilitate the receipt of subscription revenues on a commission basis, the Company's wholly-owned subsidiary, FactSet Data Systems, Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934.

Subscription revenues paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.

FactSet Limited and FactSet Pacific Inc. are wholly-owned subsidiaries of the Company and are U.S. corporations with foreign branch operations in London, Frankfurt, Tokyo, Hong Kong, and Sydney.

2. ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 2000. Interim financial information is unaudited, but reflects all normal adjustments which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The interim financial statements should be read in connection with the audited financial statements (including the footnotes thereto) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial  Statement   Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements. Certain prior year amounts have been reclassified to conform to current year presentation.

Cost of services is composed of employee compensation and benefits for the applications engineering and consulting groups, clearing fees, data costs, amortization of acquired technology, computer maintenance and depreciation expenses and communication costs. Selling, general, and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, promotional expenses, rent, amortization of goodwill and leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas including deferred tax assets, depreciable lives of fixed assets, accrued liabilities, income tax provision, allowances for doubtful accounts and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue  Recognition
Subscription charges are quoted to clients on an annual basis, but are earned and recorded monthly as services are provided. Subscription revenues are earned each month, based on one-twelfth of the annual subscription charge quoted to each client. Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred revenues.

Clearing Fees
When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by clearing brokers to execute and settle clients' securities transactions. Clearing fees are recorded when the related subscription revenues recorded as commissions are earned.

Cash and Cash Equivalents
Cash  and  cash  equivalents   consist  of  demand  deposits  and  money  market
investments with maturities of 90 days or less.

Investments
Investments that have original maturities greater than 90 days are classified as available-for-sale securities and are reported at fair value. Fair value is determined for most investments from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders' equity, net of income taxes.

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

Intangibles
Intangible assets consist of goodwill and acquired technology. Amortization of goodwill and acquired technology is calculated on a straight-line basis using estimated useful lives of fifteen and seven years, respectively.

Income and Deferred Taxes
Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes.

Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value.

Included in accounts payable and accrued expenses are accrued taxes other than income taxes of $1.9 million at November 30, 2000 and August 31, 2000, respectively.

Earnings Per Share
The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company's employee stock ownership plan at the date authorized by the Board of Directors. Earnings per share and number of shares outstanding give retroactive effect for all years presented for the 2-for-1 stock split that occurred on February 4, 2000 and for the 3-for-2 stock split that occurred on February 5, 1999. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Shares available pursuant to grants made under the Company's stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based Compensation
The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25, under which no compensation costs are recorded when the exercise price of a stock option and fair market value of the underlying stock are identical on the date of grant.

New  Accounting  Pronouncements
In December 1999, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, was issued. The Company is evaluating SAB No. 101 but does not expect the impact of adopting SAB No. 101 to be material to the Company's financial condition or results of operations.

3. COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock and related per share amounts give retroactive effect for a 2-for-1 stock split, effected as a stock dividend, that occurred on February 4, 2000.

Shares of common stock outstanding were as follows:
In Thousands and unaudited    Three months ended November 30,    2000      1999
--------------------------------------------------------------------------------
Balance at September 1,                                        32,821    31,539
Additional stock issued for ESOP                                   38        46
Exercise of stock options                                          39        59
Repurchase of common stock                                         (6)      (16)
                                                               ------    ------
Balance at November 30,                                        32,892    31,628
                                                               ======    ======
--------------------------------------------------------------------------------

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:


In Thousands, except per share
data and unaudited                            (Net Income)  (Shares) (Per Share)
--------------------------------------------------------------------------------
For the Three Months Ended November 30, 2000
Basic EPS
   Net income available to common stockholders     $7,752    32,879       $0.24
Diluted EPS
   Dilutive effect of stock options                  --       1,932
                                                   ------    ------
   Net income available to common stockholders     $7,752    34,811       $0.22
                                                   ======    ======
--------------------------------------------------------------------------------

For the Three Months Ended November 30, 1999
Basic EPS
   Net income available to common stockholders     $5,526    31,608       $0.17
Diluted EPS
   Dilutive effect of stock options                  --       2,972
                                                   ------    ------
   Net income available to common stockholders     $5,526    34,580       $0.16
                                                   ======    ======
--------------------------------------------------------------------------------

4. SEGMENTS

The Company has three reportable segments based on geographic operations: the United States, Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America while the European and Asia Pacific segments serve investment professional located in Europe and other non-U.S. regions. The European segment is headquartered in London, United Kingdom and maintains an office presence in Frankfurt, Germany. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. The Europe and Asia Pacific segments have similar market characteristics and each offers identical products and services through a common distribution method to financial services institutions. Segment revenues reflect direct sales of products and services to clients based in their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information
In Thousands and unaudited               U.S.    Europe    Asia Pacific    Total
 ................................................................................
Three Months Ended November 30, 2000
Revenues from external clients        $33,400    $5,399     $2,112       $40,911
Segment operating profit*               7,746     2,889      1,148        11,783
Total assets as of November 30, 2000  132,836     7,235      2,209       142,280
Capital expenditures                    4,418       428         30         4,876
 ................................................................................
Three Months Ended November 30, 1999

Revenues from external clients        $25,512    $3,309     $1,463       $30,284
Segment operating profit*               6,554     1,377        751         8,682
Total assets as of November 30, 1999  105,365     5,030      1,896       112,291
Capital expenditures                    3,186       224          5         3,415
 ................................................................................

* Expenses are not allocated or charged between segments. Expenditures associated with the Company's computer centers, software development costs, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

During the first quarter of Fiscal 2000 and 1999 no individual client accounted for more than 3% of revenues. Revenues from the ten largest clients also did not exceed 20% of total revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
                                                         Three Months Ending
                                                            November 30,
In Thousands, except per share data and unaudited      2000      1999   Change
 ................................................................................
Revenues                                            $40,911   $30,284    35.1%
Operating expenses                                   29,128    21,602    34.8
Operating income                                     11,783     8,682    35.7
Net income                                            7,752     5,526    40.3
Diluted earnings per common share*                    $0.22     $0.16    37.5%
 ................................................................................

* Diluted earnings per share give retroactive effect to the 2-for-1 stock split that occurred on February 4, 2000.

Revenues
Revenues in the first quarter of fiscal 2001 increased 35.1% to $40.9 million. Excluding the July 2000 acquisition of Insyte, revenues grew by 32.1%. Revenues were $30.3 million in the first quarter of fiscal 2000. International expansions, new subscriptions to applications and databases by existing clients, additional workstations as well as the net addition of 96 clients over the past twelve months were the drivers of revenue growth.

Revenues from international operations increased 57% to $7.5 million for the three months ended November 30, 2000. Revenues from European operations grew 63%; Asia Pacific revenues increased 44%. Revenues from non-U.S. segments accounted for 18% of the Company's consolidated revenues, an increase from 16% a year ago. More than 95% of the Company's revenues are received in U.S. dollars. Net monetary assets held by the Company's overseas offices during the quarter ended November 30, 2000 were also immaterial. Accordingly, FactSet's exposure to changes in foreign currency markets was not material.

Demand for Portfolio Analytics applications continued to be strong. Nearly 190 clients representing approximately 1,500 users subscribed to these services at quarter end. This compares with approximately 120 clients and 800 users at November 30, 1999. User count for all products and services among the 764 client firms grew to 25,500 passwords at November 30, 2000, an increase of 20% from the year ago period.


Commitments at November 30, 2000, were $165.8 million, an increase of 33.7% over the past twelve months. ("Commitments" at a given point in time represent the forward-looking revenues for the next twelve months from all services being currently supplied to clients.) The average commitment per client was $217,000 at quarter end, up 17% from the end of the first quarter of fiscal 2000.
Commitments from international clients total $31.5 million, representing approximately 19% of total commitments.

As of November 30, 2000, no individual client accounted for more than 3% of total commitments and commitments from the ten largest clients did not exceed 20% of total commitments. Client retention continued in excess of 95%. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients are capable of adding, deleting or terminating services at any time. Historically, commitments have increased in virtually every month.

Operating Expenses

Cost of Services
Cost of services was $14.1 million during the quarter ended November 30, 2000, an increase of 33.8% from $10.6 million in the year earlier period. Higher employee compensation, clearing fees and depreciation on computer equipment caused this increase.

Employee Compensation and Benefits. Employee compensation and benefits for the applications engineering and consulting groups rose $1.2 million in the first quarter of fiscal 2001. New employees and increases in merit compensation caused this growth. In aggregate, the applications engineering and consulting groups increased employee headcount by 35% over the past year.

Clearing Fees. Clients who elect to pay for FactSet services via commissions on securities transactions are charged a greater amount than cash-paying clients to compensate for clearing broker fees paid by the Company. Cash fees result in greater margin percentages than commission revenues, however, revenues net of clearing fees are approximately the same under both of these payment methods. Although commission revenues as a percentage of total revenues has declined to 32% for the first quarter of fiscal year 2001 from 36% a year ago, clearing fees increased $864,000 from the comparable period in fiscal 2000. This increase was the result of higher commission revenues as well as additional commissions related to services subscribed to by international clients. Commission revenues from international clients are subject to a higher clearing rate than commission revenues from U.S. based clients.

Depreciation Expense. Depreciation expense on computer related equipment increased $672,000 for the quarter ended November 30, 2000. This increase was caused by higher levels of capital expenditures and accelerated depreciation on computer equipment caused by the purchase of a Compaq GS320, Compaq's new generation mainframe machine.

Selling, General and Administrative
For the three months ended November 30, 2000, selling, general and administrative ("SG&A") expenses were $15.0 million, up 36% from $11.0 million in the first quarter of fiscal 2000. Higher SG&A was a product of increases in employee compensation and benefits, travel expenses, office related expenses.

Employee Compensation and Benefits. Employee compensation and benefits for the sales, product development and other support departments increased $1.9 million for the quarter ended November 30, 2000. Employee headcount for these departments grew 32% during the past year.

Travel and Entertainment Expense. Travel and entertainment ("T&E") rose $1.1 million for the first quarter of fiscal year 2001. Additional T&E was the result of employee travel required to service an expanding global client base.

Office Expenses. For the first quarter of fiscal year 2001, rent, amortization of leasehold improvements and depreciation of furniture and fixtures increased $778,000 over the comparable period in fiscal year 2000. These increases resulted from office expansions in Stamford, Connecticut and Boston, Massachusetts and an office opening in Frankfurt, Germany.

Operating Margin. For the quarter ended November 30, 2000, operating margin was 28.8% compared to 28.7% for the same period a year ago.

Income Taxes. Income taxes increased $1.1 million during the quarter ended November 30, 2000. Pretax income expanded $3.3 million in the first quarter of fiscal 2001 compared to fiscal 2000. The effect of the increase in pretax income was partially offset by a 2% decline in effective tax rate from 41% to 39%. This decline was the result of various tax-planning strategies implemented during the past year.

Liquidity
Cash generated from operating activities was $12.8 million and $12.7 million for the three months ended November 30, 2000 and 1999 respectively. Declining accounts receivable and increases in net income, depreciation, current taxes payable and deferred commissions were offset by decreases in accounts payable and accrued expenses, accrued compensation payable and income tax benefits from stock option exercises.

Capital Expenditures. Capital expenditures by the Company in the three months ended November 30, 2000 totaled $4.9 million. Expenditures primarily related to computer and communications equipment including the initial purchase of Wildfire, Compaq's new generation mainframe systems.

Financing Operations and Capital Needs. At November 30, 2000, cash, cash equivalents and investments amounted to $69.5 million or 49% of the Company's total assets. The Company financed its capital and operating expense requirements entirely with cash generated from operations. The Company has no outstanding debt.

Credit Facilities. The Company is a party to two credit facilities totaling $25 million for working capital and general corporate purposes. The Company has not drawn on either facility and has no present plans to utilize any portion of the available credit.

Forward-Looking Statements

Business Outlook. The following forward-looking statements reflect FactSet's expectations as of January 12, 2001. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. The Company does not intend to update its forward-looking statements until its next quarterly results announcement, other than in publicly available statements.

As previously mentioned, commitments were $165.8 million at November 30, 2000, a 33.7% increase over the year ago period. As discussed on pages 4 and 6 of the 1998 and 1999 Annual Reports, respectively, historically, total commitments at the end of the second quarter have been a reliable forecaster of revenues for the fiscal year ending six months after quarter end.

Second Quarter Fiscal 2001 Expectations
    o Revenues are expected to range between $42 million and $43 million.
    o Operating margins should be comparable with the first quarter of fiscal 2001.

Capital Spending. The Company continues to invest significantly in technology. In fiscal year 2000, capital expenditures were $11.3 million. Capital spending in fiscal year 2001 is expected to exceed levels incurred in the prior year. The Company expects to fund all of these capital expenditures from internally generated cash flow.

Recent Market Trends. In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency and interest rate fluctuations.

Since March 2000 major equity indices (Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index) have experienced significant declines. Historically, there has been little correlation between the Company's operations and performance of the global equity markets. Nonetheless, a persistent decline in the global equity markets could adversely affect a large number of the Company's clients (investment management firms and investment banks) and increase the likelihood of personnel reductions among FactSet's existing and potential clients.

The fair market value of the Company's investment portfolio at November 30, 2000 was $24 million. It is expected that the fair market value of the portfolio will continue to be minimally affected by fluctuations in interest rates. The
Company's portfolio of fixed income investments is managed to preserve principal. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company's investment policy dictates that the weighted average duration of short-term investments is not to be greater than eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company's investment guidelines. For these reasons, in addition to the fact that the Company has no outstanding debt, financial exposure to fluctuations in interest rates is expected to continue at a low level.

All of the Company's investments are denominated in U.S. dollars and more than 95% of the Company's revenues are received in U.S. dollars. Therefore, the Company's exposure to fluctuations in foreign currency prices is expected to continue to be insignificant.

Income Taxes. In the normal course of business, the Company's tax filings are subject to audit by federal and state tax authorities. Audits by four taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

Forward-Looking Factors

This Management's Discussion and Analysis contains forward-looking statements based on management's current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about the company's strategy for growth, product development, market position, commitments and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like "expected," "anticipates," "plans," "intends," "projects," "should," "indicates," "continue", "commitments" and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

These factors include, but are not limited to, the ability to hire qualified personnel; maintenance of the Company's leading technological position; the impact of global market trends on the Company's revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases; retention of key clients; the successful resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.


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

Item 3.    Defaults Upon Senior Securities:                      None

Item 4.    Submission of Matters to a Vote of Security Holders:  None

Item 5.    Other Information:                                    None

Item 6.    Exhibits and Reports on Form 8-K

   (a) Exhibits
   EXHIBIT NUMBER                                                                                                        DESCRIPTION

   3.1.................................................................................... Restated Certificate of Incorporation (1)
   3.2.................................................................................................................. By-laws (1)
   4.1..................................................................................................... Form of Common Stock (1)
   10.1.................................................. Form of Consulting Agreement between the Company and Charles J. Snyder (2)
   10.2.............................................................. Letter of Agreement between the Company and Ernest S. Wong (1)
   10.31............................................................. Amendment to 364-Day Credit Agreement, dated April 3, 2000 (3)
   10.32............................................................................................ Three-Year Credit Agreement (4)
   10.33........................................................... Retirement Agreement between the Company and Howard E. Wille (5)
   10.4..................................... The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (6)
   10.5............................................. The FactSet Research Systems Inc. Non-Employee Directors' Stock Option Plan (7)
   27....................................................................................................... Financial Data Schedule

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

   (6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-22319).

   (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-59839).

   (b) Reports on Form 8-K

On September 22, 2000, the Company filed a report on a Form 8-K which announced the appointment of Philip A. Hadley as Chairman and Chief Executive Officer. A copy of the Company's press release announcing the matter was attached and incorporated by reference therein.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 30, 2000.

   FACTSET RESEARCH SYSTEMS INC.


   /s/ ERNEST S. WONG
   Ernest S. Wong, Senior Vice President, Chief Financial Officer and Secretary January 12, 2001