Form 10-Q
period 2001-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2001-04-12
CIK 1013237

Form 10-Q

                United States Securities And Exchange Commission
                             Washington, D.C. 20549



|X| Quarterly Report pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934 for the fiscal quarter ended February 28, 2001

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class                     Outstanding at February 28, 2001
 ...................                     ................................

Common Stock, par value $.01            33,043,000

                          FactSet Research Systems Inc.

                                    Form 10-Q
                                Table of Contents



Part I    FINANCIAL INFORMATION

                                                                           Page
Item 1.   Financial Statements

           Consolidated Statements of Income
            for the three months and six months ended February 28, 2001 and February 29, 2000 ........................................... 4


           Consolidated Statements of Comprehensive Income
            for the three months and six months ended February 28, 2001 and February 29, 2000 ........................................... 4


           Consolidated Statements of Financial Condition
            at February 28, 2001 and at August 31, 2000 ..................... 5


           Consolidated Statements of Cash Flows
            for the six months ended February 28, 2001
            and February 29, 2000 ........................................... 6


           Notes to the Consolidated Financial Statements ................... 7


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ....................................... 11


Part II   OTHER INFORMATION


Item 1.   Legal Proceedings ................................................ 16


Item 2.   Changes in Securities ............................................ 16


Item 3.   Defaults Upon Senior Securities .................................. 16


Item 4.   Submission of Matters to a Vote of Security Holders .............. 16


Item 5.   Other Information ................................................ 16


Item 6.   Exhibits and Reports on Form 8-K ................................. 17


Signatures ................................................................. 17

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME-Unaudited                     Three Months Ended                     Six Months Ended
In thousands, except per share data                      Feb 28, 2001     Feb 29, 2000         Feb 28, 2001     Feb 29, 2000
 ............................................................................................................................

Subscription Revenues
Commissions                                                   $13,981          $11,980              $26,938          $22,876
Cash fees                                                      28,943           20,505               56,897           39,893
                                                               ------           ------               ------           ------
Total subscription revenues                                    42,924           32,485               83,835           62,769
                                                               ------           ------               ------           ------
 ............................................................................................................................

Expenses
Cost of services                                               14,569           11,562               28,698           22,122
Selling, general, and administrative                           15,818           11,676               30,817           22,718
                                                               ------            -----               ------           ------
Total operating expenses                                       30,387           23,238               59,515           44,840
                                                               ------           ------               ------           ------
 ............................................................................................................................

Income from operations                                         12,537            9,247               24,320           17,929
Other income                                                      942              700                1,873            1,387
                                                               ------            -----               ------           ------
Income before income taxes                                     13,479            9,947               26,193           19,316

Provision for income taxes                                      5,107            3,752               10,069            7,595
Non-recurring tax benefit                                          --           (1,119)                  --           (1,119)
                                                                -----           ------               ------           ------
     Total income taxes                                         5,107            2,633               10,069            6,476

Net income                                                     $8,372           $7,314              $16,124          $12,840
                                                               ======           ======              =======          =======
 ............................................................................................................................
Basic earnings per common share                                 $0.25            $0.23                $0.49            $0.40

Diluted earnings per common share                               $0.24            $0.21                $0.46            $0.37
 ............................................................................................................................
Weighted average common shares (Basic)                         32,973           31,887               32,927           31,709

Weighted average common shares (Diluted)                       34,779           34,659               34,797           34,556
 ............................................................................................................................
The accompanying notes are an integral part of these consolidated financial statements.



FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME-Unaudited
In thousands
                                                   Three Months Ended                        Six Months Ended
                                              Feb 28, 2001     Feb 29, 2000           Feb 28, 2001     Feb 29, 2000
 ...................................................................................................................
Net income                                          $8,372           $7,314                $16,124          $12,840
Unrealized gain (loss) on investments,
   net of taxes                                         35              (4)                     42              (26)
                                                    ------           ------                -------          -------
Comprehensive Income                                $8,407           $7,310                $16,166          $12,814
                                                    ======           ======                =======          =======
 ...................................................................................................................

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-Unaudited
ASSETS
                                                      February 28,   August 31,
In thousands                                                  2001         2000
 ...............................................................................
CURRENT ASSETS
Cash and cash equivalents                                  $47,433      $39,629
Investments                                                 30,799       22,704
Receivable from clients and clearing brokers                30,397       28,449
Receivable from employees                                      520          789
Deferred taxes                                               4,940        7,365
Other current assets                                         1,656          937
                                                           -------       ------
Total current assets                                       115,745       99,873
 ...............................................................................

LONG-TERM ASSETS
Property, equipment, and leasehold improvements, at cost    76,934       66,637
Less accumulated depreciation                              (46,784)     (45,749)
                                                            ------       ------
Property, equipment, and leasehold improvements, net        30,150       20,888
 ...............................................................................

OTHER LONG-TERM ASSETS
Intangible assets, net                                      10,267       10,734
Deferred taxes                                               2,773        2,232
Other assets                                                 1,863        1,841
                                                          --------     --------
TOTAL ASSETS                                              $160,798     $135,568
                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      February 28,   August 31,
In thousands                                                 2001         2000
 ...............................................................................
CURRENT LIABILITIES
Accounts payable and accrued expenses                     $ 15,311     $  9,874
Accrued compensation                                         8,530        9,576
Deferred fees and commissions                               10,074        9,656
Dividend payable                                               991          985
Current taxes payable                                        5,006        1,854
                                                            ------       ------
Total current liabilities                                   39,912       31,945
                                                            ------       ------
 ...............................................................................

NON-CURRENT LIABILITIES
Deferred rent                                                  607          621
                                                            ------       ------
Total liabilities                                           40,519       32,566
                                                            ------       ------
 ...............................................................................

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares
     authorized, none issued                                     -            -
Common stock                                                   331          328
Capital in excess of par value                              22,264       19,015
Retained earnings                                          100,157       86,011
Unrealized gain on investments, net of taxes                    47            5
                                                           -------      -------
                                                           122,799      105,359
Less treasury stock, at cost                                (2,520)      (2,357)
                                                           -------       ------
Total stockholders' equity                                 120,279      103,002
                                                          --------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $160,798     $135,568
                                                          ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited
                                                               Six Months Ended
In thousands                                             Feb 28, 2001     Feb 29, 2000
 ......................................................................................

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $16,124          $12,840
Adjustments to reconcile net income to net
cash provided by operating activities
     Depreciation and amortization                              7,635            6,069
     Deferred tax provision                                     1,945             (406)
     Accrued ESOP contribution                                    850              625
                                                                -----            -----
Net income adjusted for non-cash operating items               26,554           19,128
Changes in working capital
     Receivable from clients and clearing brokers              (1,948)          (3,240)
     Prepaid taxes                                                 --           (1,063)
     Receivable from employees                                    269             (119)
     Accounts payable and accrued expenses                      5,437              785
     Accrued compensation                                        (596)             (49)
     Deferred fees and commissions                                418             (711)
     Current taxes payable                                      3,152           (1,522)
     Other working capital accounts, net                         (755)              56
Income tax benefits from option exercises                         432              862
                                                               ------           ------
Net cash provided by operating activities                      32,963           14,127
 ......................................................................................

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net                                  (8,053)          (4,376)
Purchases of property, equipment, and
     leasehold improvements                                   (16,487)          (7,167)
                                                              -------           ------
Net cash used in investing activities                         (24,540)         (11,543)
 ......................................................................................

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments                                              (1,842)          (1,461)
Repurchase of common stock from employees                        (163)            (476)
Proceeds from exercise of stock options                         1,386            1,032
                                                                -----            -----
Net cash used in financing activities                            (619)            (905)
 ......................................................................................

Net increase in cash and cash equivalents                       7,804            1,679
Cash and cash equivalents at beginning of period               39,629           31,837
                                                              -------          -------
Cash and cash equivalents at end of period                    $47,433          $33,516
                                                              =======          =======

The   accompanying   notes   are  an   integral   part  of  these   consolidated
financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2001
(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc.(the "Company") provides online integrated database services to the investment community. The Company's revenues are derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenues are recorded as commissions) or on a cash basis (in which case subscription revenues are recorded as cash fees).

To facilitate the receipt of subscription revenues on a commission basis, the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"),is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934.

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

2. ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 2000. Interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The interim financial statements should be read in connection with the audited financial statements (including the footnotes thereto) in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

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

Cost of services is composed of employee compensation and benefits for the applications engineering and consulting groups, clearing fees, data costs, amortization of acquired technology, computer maintenance and depreciation expenses, and communication costs. Selling, general, and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, promotional expenses, rent, amortization of goodwill and leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees, and other expenses.

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

Intangibles
Intangible assets consist of goodwill and acquired technology. Amortization of goodwill and acquired technology is calculated on a straight-line basis using estimated lives of fifteen and seven years, respectively.

Income and Deferred Taxes
Deferred taxes are determined by calculating the estimated future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes.

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

Stock-Based Compensation
In January 2001, the Company's shareholders approved the 2001 Employee Stock Purchase Plan (the "Plan"). Under the Plan, 500,000 shares of FactSet common stock have been made available to all U.S. employees of the Company. The effective date of the Plan was on March 1, 2001. All U.S. employees are eligible to participate in the Plan at the beginning of each three-month period (the "Offering Period") which begin on March 1, June 1, September 1 and December 1. Eligible employees may elect to withhold up to 10% of their salary to purchase shares of the Company's common stock at a price equal to 85% of the fair market value of the stock on the first or last day of each Offering Period, whichever is lower. The details of the Plan are included in the Company's Proxy Statement filed on November 22, 2000.

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

New Accounting Pronouncements
In December 1999, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, was issued. During the quarter ended February 28, 2001, the Company implemented SAB No. 101 resulting in no impact to the Company's financial condition or results of operations.

3. COMMON STOCK AND EARNINGS PER SHARE
In January 2001, the Company's shareholders approved the Amendment of the Company's Certificate of Incorporation resulting in an increase in the number of authorized shares of common stock from 40 million to 100 million.

Shares of common stock outstanding were as follows:
                                                         Six months ended
In thousands and unaudited                         Feb 28, 2001    Feb 29, 2000
--------------------------------------------------------------------------------
Balance at September 1,                                  32,821          31,538
Additional stock issued for ESOP                             42              48
Exercise of stock options                                   186             670
Repurchase of common stock                                   (6)            (16)
                                                         ------          ------
Balance at February 28, 2001 and February 29, 2000       33,043          32,240
                                                         ======          ======

--------------------------------------------------------------------------------

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:


In thousands, except per share data and unaudited
                                                           Net Income     Common Shares         Per Share
                                                           (Numerator)    (Denominator)           Amount
--------------------------------------------------------------------------------------------------------
For the Three Months Ended February 28, 2001
Basic EPS
   Net income available to common stockholders                $ 8,372           32,973             $0.25
Diluted EPS
   Dilutive effect of stock options                                --            1,806
                                                              -------           ------
   Net income available to common stockholders                $ 8,372           34,779             $0.24
                                                              =======           ======

--------------------------------------------------------------------------------------------------------
For the Three Months Ended February 29, 2000
Basic EPS
   Net income available to common stockholders                $ 7,314           31,887             $0.23
Diluted EPS
   Dilutive effect of stock options                                --            2,772
                                                              -------           ------
   Net income available to common stockholders                $ 7,314           34,659             $0.21
                                                              =======           ======

--------------------------------------------------------------------------------------------------------
For the Six Months Ended February 28, 2001
Basic EPS
   Net income available to common stockholders                $16,124           32,927             $0.49
Diluted EPS
   Dilutive effect of stock options                                --            1,870
                                                              -------           ------
   Net income available to common stockholders                $16,124           34,797             $0.46
                                                              =======           ======

--------------------------------------------------------------------------------------------------------
For the Six Months Ended February 29, 2000
Basic EPS
   Net income available to common stockholders                $12,840           31,709             $0.40
Diluted EPS
   Dilutive effect of stock options                                --            2,847
                                                              -------           ------
   Net income available to common stockholders                $12,840           34,556             $0.37
                                                              =======           ======

--------------------------------------------------------------------------------------------------------

4. SEGMENTS

The Company has three reportable segments based on geographic operations: the United States, Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America while the European and Asia Pacific segments serve investment professionals located in Europe and other non-U.S. regions. The European segment is headquartered in London, United Kingdom and maintains an office presence in Frankfurt, Germany. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. The Europe and Asia Pacific segments have similar market characteristics and each offers identical products and services through a common distribution method to financial services institutions. Segment revenues reflect direct sales of products and services to clients based in their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company's computing centers, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."



Segment Information
In Thousands                                 U.S.          Europe       Asia Pacific       Total
 ................................................................................................
For the Three Months Ended February 28, 2001

Revenues from external clients               $ 34,692      $ 6,043      $ 2,189         $ 42,924
Segment operating profit*                       8,997        2,671          869           12,537
Total assets at February 28, 2001             148,570        9,601        2,627          160,798
Capital expenditures                           12,047          339          212           12,598
 ................................................................................................
For the Three Months Ended February 29, 2000

Revenues from external clients               $ 27,345      $ 3,627      $ 1,513         $ 32,485
Segment operating profit*                       7,312        1,290          645            9,247
Total assets at February 29, 2000             105,796        5,303        2,426          113,525
Capital expenditures                            2,939          753           60            3,752
 ................................................................................................
For the Six Months Ended February 28, 2001

Revenues from external clients               $ 68,092      $11,442      $ 4,301         $ 83,835
Segment operating profit*                      16,743        5,560        2,017           24,320
Capital expenditures                           16,465          767          242           17,474
 ................................................................................................
For the Six Months Ended February 29, 2000

Revenues from external clients               $ 52,857      $ 6,936      $ 2,976         $ 62,769
Segment operating profit*                      13,866        2,667        1,396           17,929
Capital expenditures                            6,125          978           64            7,167
 ................................................................................................

* Expenses are not allocated or charged between segments. Expenditures associated with the Company's computer centers, software development costs, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-Unaudited

                                                      Three Months Ended                    Six Months Ended
                                                Feb 28,    Feb 29,                   Feb 28,    Feb 29,
In thousands, except per share data                2001       2000     Change           2001       2000     Change
 ..................................................................................................................
Revenues                                        $42,924    $32,485     32.1%         $83,835    $62,769     33.6%
Operating  expenses                              30,387     23,238     30.8           59,515     44,840     32.7
                                                 ------     ------                    ------     ------
Operating income                                 12,537      9,247     35.6           24,320     17,929     35.6
Provision for income taxes                        5,107      3,752     36.1           10,069      7,595     32.6
Non-recurring tax benefit                            --     (1,119)                       --     (1,119)
                                                 ------     ------                    ------     ------
Total income taxes                                5,107      2,633                    10,069      6,476
Net income                                        8,372      7,314     14.5           16,124     12,840     25.6
Diluted earnings per common share*                $0.24      $0.21     14.3            $0.46      $0.37     24.3
 ..................................................................................................................

* Diluted earnings per share give retroactive effect to the 2-for-1 stock split that occurred on February 4, 2000.

REVENUES
Revenues for the quarter ended February 28, 2001 were $42.9 million, an increase of 32.1% over second quarter fiscal 2000 revenues earned of $32.5 million. Revenues increased 33.6% to $83.8 million during the first half of fiscal 2001. Excluding the August 2000 acquisition of Insyte, revenues grew by 29.4% and 30.7%, respectively, for the quarter and six months ended February 28, 2001. Revenue growth was driven by international expansion, incremental subscriptions to additional databases and applications by existing clients, as well as the net addition of 96 clients over the past twelve months.

Revenues from international operations for the quarter ended February 28, 2001 increased 60.2% to $8.2 million. Revenues from European operations increased 66.6%. Revenues in Asia Pacific grew 44.7%. Overseas revenues for the first six months of fiscal 2001 were $15.7 million, up 58.8% from the same period in fiscal 2000. Revenues from international operations accounted for 19.2% of consolidated revenues for the second quarter of fiscal 2001 and 18.8% of consolidated revenues for the first half of fiscal 2001. Over 95% of the Company's revenues are received in U.S. dollars. Net monetary assets held by FactSet's international branch offices during the quarter ended February 28, 2001 were immaterial. Accordingly, the Company's exposure to foreign currency fluctuations was not material.

Demand for the Company's value added applications, including Data Warehousing, Premium Workstations, and, in particular, Portfolio Analytics continued to increase. At February 28, 2001, there were approximately 200 clients representing an estimated 1,600 subscribers to the Company's Portfolio Analytics applications compared to approximately 140 clients and nearly 1,000 subscribers for the same period a year ago.

The Company had 786 clients at February 28, 2001 compared to 690 clients for the same period a year ago, a 13.9% increase. Passwords, a measure of users of FactSet, was virtually the same at the beginning and end of the second quarter of fiscal 2001, and totaled 25,700 at February 28, 2001. Passwords, at quarter end, increased 25.3% from the comparable period a year ago.

At February 28, 2001, client commitments grew to $177.9 million, an increase of 34.5% from the year ago period. ("Commitments" at a given point in time represent the forward-looking revenues for the next twelve months from all services being currently supplied to clients.) At the end of the second quarter of fiscal 2001, the average commitment per client was $226,000, an 18% increase from the same period a year ago. Commitments from international clients were $34.0 million, representing approximately 19% of total client commitments. No individual client accounted for more than 4% of total commitments. Commitments from the ten largest clients did not surpass 25% of total client commitments. Client retention for both the second quarter of fiscal 2001 and for the first half of the year continued at a rate in excess of 95%. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients may add, delete, or terminate services at any time. Historically, commitments have increased in virtually every month.

Operating Expenses

Cost of Services
For the quarter ended February 28, 2001, cost of services grew to $14.6 million, a 26.0% increase compared to the same period for fiscal 2000. Cost of services increased 29.7% to $28.7 million for the first six months of fiscal 2001. Increases in cost of services for the second quarter were attributed primarily to higher employee compensation costs. Increases in cost of services for the first half of fiscal 2001 were due to higher employee compensation costs and computer-related costs.

Employee Compensation and Benefits
During the second quarter of fiscal 2001, employee compensation and benefits for the applications engineering and consulting groups increased $2.2 million. For the six months ended February 28, 2001, there was an increase of $3.4 million in employee compensation and benefits related to the applications engineering and consulting groups. This growth is primarily attributable to the addition of new employees and increases in merit compensation. Employee headcount in the applications engineering and the consulting groups grew 45.3% over the past twelve months.

Computer-Related Costs
Computer-related costs grew $1.7 million for the six months of the fiscal year over the same period a year ago. The Company made capital expenditures of $16.5 million thus far in fiscal 2001 primarily to purchase and install four of Compaq's new generation Wildfire mainframe machines. The implementation of this new technology also resulted in accelerated depreciation of existing mainframe equipment.

Selling, General and Administrative
For the quarter ended February 28, 2001, selling, general, and administrative (SG&A) expenses rose to $15.8 million, an increase of 35.5% from the same period a year ago. For the first six months of fiscal 2001, SG&A expenses were $30.8 million, up 35.7% from the first half in fiscal 2000. Increases in both periods were due to higher costs related to employee compensation and benefits, travel expenses and office related expenses.

Employee Compensation and Benefits
For the three months ended February 28, 2001, employee compensation and benefits for the sales, product development and other support departments rose $3.5 million compared to the same period in the prior year. During the first half of fiscal 2001, employee compensation and benefits increased $5.4 million. Employee headcount for these departments increased 33.1% during the past twelve months.

Travel and Entertainment Expense
Travel and entertainment ("T&E") expense grew $318,000 for the three months February 28, 2001. For the first half of fiscal 2001, T&E increased $1.4 million. Increase in T&E was the result of continued servicing of an expanding global client base.

Office Expenses
For the three months ended February 28, 2001, rent, amortization of leasehold improvements and depreciation of furniture and fixtures rose $630,000 compared to the second quarter of fiscal 2000. At the end of the first half of fiscal 2001, these expenses increased $1.3 million over the same period a year ago. Increases were the result of office expansions in Stamford, Connecticut, New York, New York and Tokyo, Japan and an office opening in Frankfurt, Germany during the last twelve months.

Operating Margin
Operating margin for the quarter ended February 28, 2001 was 29.2% compared to 28.5% for the same period a year ago. For the first six months of fiscal 2001, operating margin was 29.0% compared to 28.6% for the first six months of fiscal 2000. The improvement in the Company's operating margin for the second quarter was largely the result of declining clearing fees, depreciation on computer-related equipment and taxes other than income taxes, as a percentage of revenues, offset by increased employee compensation and benefits.

Clearing Fees
Clients who elect to pay for FactSet services via commissions on securities transactions are charged a greater amount than cash-paying clients to compensate for clearing broker fees paid by the Company. Cash fees result in greater margin percentages than commission revenues, however, revenues net of clearing fees are approximately the same under both of these payment methods. Commission revenues, as a percentage of total revenues, for the three months and six months ended February 28, 2001, decreased from 37% to 33% and 36% to 32%, respectively.

Taxes Other Than Income Taxes
During the third quarter of fiscal 2000, the Company reached an agreement with a state tax authority regarding an ongoing tax audit. As a result, provision for taxes other than income taxes declined in the quarter ended February 29, 2000 compared with the quarter ended February 28, 2001.

Income Taxes
Income tax expense for the second quarter of fiscal 2001 increased $2.5 million from the same period a year ago. Pretax income grew $3.5 million compared to the year ago period. Income tax expense of $2.6 million in the second quarter of fiscal 2000 included a non-recurring tax benefit of $1.1 million. The effective tax rate for the second quarter of fiscal 2001 was 37.9%. Excluding the non-recurring income tax benefit for the second quarter of fiscal 2000, the effective tax rate was 37.7%. Income tax expense for the first half of fiscal 2001 was $10.1 million, an increase of $3.6 million. Without the one-time income tax benefit in the first half of 2000, the increase was $2.5 million. The effective tax rate for the first half of fiscal 2001 was 38.4%. The effective tax rate for the first half of fiscal 2000 was 39.3% excluding the non-recurring income tax benefit.

Liquidity
Cash generated by operating activities was $33.0 million, an increase of $18.9 million over the comparable period in fiscal 2000. The increase resulted from higher profitability, timing of income tax payments, and timing of accounts payable disbursements (due largely to an $8.5 million increase in accounts payable related to the Company's investment in new mainframes).


Capital Expenditures
The Company's capital expenditures for the six months ended February 28, 2001 amounted to $16.5 million. The Company made significant technological upgrades related to its two data centers. During the first half of fiscal 2000, the Company replaced four Compaq Alpha GS 140 systems at each of the data centers with two Compaq GS 320 systems, enabling the Company to increase capacity in the data centers by 50% and double system-wide main memory to 576 gigabytes. Office expansions in Stamford, Connecticut, New York, New York and Tokyo, Japan and an office opening in Frankfurt, Germany also resulted in additional capital expenditures during the first half of 2001.

Financing Operations and Capital Needs
Cash, cash equivalents and investments totaled $78.2 million or 49% of the Company's total assets at February 28, 2001. All of the Company's operating and capital expense requirements were financed entirely from cash generated from the Company's operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
The Company is a party to two credit facilities totaling $25.0 million for working capital and general corporate purposes. Approximately $250,000 of the credit facility is reserved for letters of credit issued during the ordinary course of business. The Company has no present plans to utilize any portion of the remaining available credit of $24.7 million.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect FactSet's expectations as of April 12, 2001. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. The Company does not intend to update its forward-looking statements until its next quarterly results announcement, other than in publicly available statements.

At February 28, 2001, total commitments were $177.9 million. Historically, total commitments at the end of the second quarter have been a reliable indicator of revenues for the fiscal year ending six months after quarter end.

Third Quarter Fiscal 2001 Expectations
    o Revenues are expected to range between $44.5 million and $45.5 million.
    o Operating margins should be comparable with the first half of fiscal 2001.

Full Year Fiscal 2001 Expectations
    o Capital expenditures should total approximately $30 million.

Recent Market Trends
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency and interest rate fluctuations.

Since March 2000, major equity indices (Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index) have experienced significant declines coupled with increased levels of volatility. Historically, there has been little correlation between the results of the Company's operations and the performance of the global equity markets. Nevertheless, a prolonged decline in the global equity markets could negatively impact a large number of the Company's clients (investment management firms and investment banks) and increase the possibility of personnel reductions among FactSet's existing and potential clients. Continued and prolonged deterioration in the performance of the global equity markets would make operating conditions difficult and likely result in year-over-year increases in revenues and net income to trend below 30%.

The fair market value of the Company's investment portfolio at February 28, 2001 was $30.8 million. It is anticipated that the fair market value of the Company's portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of the Company's investment portfolio. Pursuant to the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company's investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company's investment guidelines. Because the Company has no outstanding debts and, for the reasons enumerated above, the Company's financial exposure to fluctuations in interest rates is expected to continue to be low.

All of the Company's investments are held in U.S. dollars and greater than 95% of the Company's revenues are transacted in U.S. dollars. Accordingly, the Company's exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

Income Taxes
During the normal course of business, the Company's tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements that are based on management's current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about the Company's strategy for growth, product development, market position, commitments and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by the words like "expected," "anticipates," "plans," "intends," "projects," "should," "indicates," "continue," "commitments" and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

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



Item 1.   Legal Proceedings:         None


Item 2.   Changes in Securities:     None


Item 3.   Defaults Upon Senior Securities:   None


Item 4.   Submission of Matters to a Vote of Security Holders:


The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on January 11, 2001.

1. Four nominees to the Board of Directors were elected:

     Director                 Term             For       Not For        Abstain
     --------                 ----             ---       -------        -------
     Scott A. Billeadeau      3 yrs.    25,111,742        87,369              -

     Michael F. DiChristina   2 yrs.    25,058,912       140,199              -

     Philip A. Hadley         3 yrs.    25,110,582        88,529              -

     John C. Mickle           3 yrs.    24,748,631       450,480              -



2.  The  appointment  of   PricewaterhouseCoopers   LLP  as  independent  public
accountants of the Company was ratified:

     For                25,171,808
     Not for                17,260
     Abstain                10,043

3. The adoption of the 2001 Employee Stock Purchase Plan was ratified:

     For                25,071,556
     Not for               112,634
     Abstain                14,921

4. The Amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 40 million to 100 million was ratified:

     For                23,258,689
     Not for             1,931,477
     Abstain                 8,945


Item 5.   Other Information:         None

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit Number


 3.1 .................................. Restated Certificate of Incorporation(1)
 3.2 ................................................................ By-laws(1)
 4.1 ................................................... Form of Common Stock(1)
10.1 ..Form of Consulting Agreement between the Company and Charles J. Snyder(2)
10.2 ............. Letter of Agreement between the Company and Ernest S. Wong(1)
10.31 .............. Amendment to 364-Day Credit Agreement, dated March 12, 2001
10.32 ........................................... Three-Year Credit Agreement(3)
10.33 ......... Retirement Agreement between the Company and Howard E. Wille (4)
10.4 .............. The FactSet Research Systems Inc. 2000 Stock Option Plan (5)
10.41 ........... The FactSet Research Systems Inc. 2001 Stock Purchase Plan (6)
10.5 ................. The FactSet Research Systems Inc. Non-Employee Directors'
                                                            Stock Option Plan(7)
27...................................................... Financial Data Schedule



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

   (5) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-56870).

   (6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-57880).

   (7) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-59839).


(b)  Reports on Form 8-K


SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.



Date: April 12, 2001     BY:  /s/ ERNEST S. WONG
                                  Ernest S. Wong,
                              Senior Vice President, Chief Financial Officer
                                  and Secretary