Form 10-Q
period 2001-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2001-07-12
CIK 1013237

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2001

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11869

FactSet Research Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3362547
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Greenwich Plaza, Greenwich, Connecticut	06830
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(203) 863-1500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|      No|_|

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 31, 2001, was 33,217,000.

FactSet Research Systems Inc.

Form 10–Q

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME–Unaudited
	Three Months Ended May 31,		Nine Months Ended May 31,
Thousands, except per share data	2001	2000	2001	2000

Subscription Revenues
Commissions	$14,757	$12,349	$41,695	$35,225
Cash fees	30,617	21,946	87,514	61,839
Total subscription revenues	45,374	34,295	129,209	97,064

Expenses
Cost of services	15,863	11,415	44,561	33,537
Selling, general, and administrative	16,524	12,700	47,341	35,418
Retirement bonus (see Note 5)	––	2,750	––	2,750
Total operating expenses	32,387	26,865	91,902	71,705

Income from operations	12,987	7,430	37,307	25,359
Other income	830	958	2,703	2,345
Income before income taxes	13,817	8,388	40,010	27,704
Provision for income taxes	5,245	3,238	15,314	10,833
Non-recurring tax benefit	––	––	––	(1,119)
Total income taxes	5,245	3,238	15,314	9,714
Net income	$ 8,572	$ 5,150	$24,696	$17,990
	=====	=====	======	======

Basic earnings per common share	$0.26	$0.16	$0.75	$0.56
Diluted earnings per common share	$0.25	$0.15	$0.71	$0.52

Weighted average common shares (basic)	33,173	32,431	33,010	31,933
Weighted average common shares (diluted)	34,726	34,505	34,781	34,525

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
Thousands	2001	2000	2001	2000

Net income	$8,572	$5,150	$24,696	$17,990
Unrealized gain (loss) on investments, net of taxes	4	(55)	46	(81)
Comprehensive Income	$8,576	$5,095	$24,742	$17,909
	=====	=====	======	======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION–Unaudited
ASSETS	May 31,	August 31,
Thousands	2001	2000

CURRENT ASSETS
Cash and Cash equivalents	$25,736	$39,629
Investments	42,355	22,704
Receivables from clients and clearing brokers	32,579	28,449
Receivables from employees	493	789
Deferred taxes	5,384	7,365
Other current assets	2,069	937
Total current assets	108,616	99,873

LONG–TERM ASSETS
Property, equipment, and leasehold improvements, at cost	86,473	66,637
Less accumulated depreciation	(50,224)	(45,749)
Property, equipment, and leasehold improvements, net	36,249	20,888

OTHER NON-CURRENT ASSETS
Intangible assets, net	12,237	10,734
Deferred taxes	2,588	2,232
Other assets	1,902	1,841
TOTAL ASSETS	$161,592	$135,568
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 31,	August 31,
Thousands	2001	2000

CURRENT LIABILITIES
Accounts Payable and accrued expenses	$ 5,374	$9,874
Accrued compensation	10,857	9,576
Deferred fees and commissions	11,107	9,656
Dividend payable	1,328	985
Current taxes payable	3,018	1,854
Total current liabilities	31,684	31,945

NON–CURRENT LIABILITIES
Deferred Rent	588	621
Total liabilities	32,272	32,566

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	333	328
Capital in excess of par value	24,302	19,015
Retained earnings	107,402	86,011
Unrealized gain on investments, net of taxes	51	5
	132,088	105,359
Less treasury stock, at cost	(2,768)	(2,357)
Total stockholders’ equity	129,320	103,002

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$161,592	$135,568
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS-Unaudited	Nine Months Ended May 31,
Thousands	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,696	$17,990
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,944	8,705
Deferred tax provision	1,625	36
Accrued ESOP contribution	1,275	938
Net income adjusted for non-cash operating items	39,540	27,669
Changes in assets and liabilities net of acquired working capital
Receivables from clients and clearing brokers	(4,130)	(3,671)
Receivables from employees	296	––
Prepaid taxes	––	(2,223)
Accounts payable and accrued expenses	(4,500)	(1,723)
Accrued compensation	1,306	957
Deferred fees and commissions	1,451	703
Current taxes payable	1,164	(1,522)
Other working capital accounts, net	(1,216)	(97)
Income tax benefits from option exercises	1,024	967
Net cash provided by operating activities	34,935	21,060

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net of sales	(19,575)	(21)
Acquisition of business, net of cash acquired	(2,238)	––
Purchases of property, equipment, and leasehold improvements, net of retirements	(26,608)	(8,980)
Net cash used in investing activities	(48,421)	(9,001)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,767)	(2,353)
Repurchase of common stock from employees	(411)	(655)
Proceeds from employee stock plans	2,771	1,708
Net cash used in financing activities	(407)	(1,300)

Net (decrease) increase in cash and cash equivalents	(13,893)	10,759
Cash and cash equivalents at beginning of period	39,629	31,837
Cash and cash equivalents at end of period	$25,736	$42,596
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2001
(Unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company”) provides online integrated database services to the investment community. The Company’s revenues are derived from subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenues are recorded as commissions) or on a cash basis (in which case subscription revenues are recorded as cash fees).

To facilitate the receipt of subscription revenues on a commission basis, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc.(“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934.

Subscription revenues paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.

FactSet Limited, FactSet Pacific, Inc., FactSet GMBH, and LionShares Europe SAS are wholly owned subsidiaries of the Company with foreign branch operations in London, Frankfurt, Tokyo, Hong Kong, Sydney, and Avon, France.

2.   ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles in the United States, consistent in all material respects with those applied in the Annual Report on Form 10-K for the fiscal year ended August 31, 2000. Interim financial information is unaudited, but reflects all normal adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods presented. The interim financial statements should be read in connection with the audited financial statements (including the footnotes thereto) in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2000.

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation
The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

As required by the Emerging Issues Task Force in 2000 (Issue 00-15, Classification in the Statement of Cash Flows of the Income Tax Benefits Received by a Company upon Exercise of a Nonqualified Employee Stock Option) income tax benefits derived from the exercise of stock options are classified as cash from operations in the statement of cash flows. Prior period cash flow statements have been restated to conform with this presentation.

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

Clearing Fees
When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by clearing brokers to execute and settle clients’ securities transactions. Clearing fees are recorded as expenses when the related subscription revenues recorded as commissions are earned.

Cash and Cash Equivalents
Cash and cash equivalents consists of demand deposits and money market investments with maturities of 90 days or less.

Investments
Investments that have original maturities greater than 90 days are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses on available-for-sale securities are recognized as a separate component of stockholders’ equity, net of income taxes. Fair value is determined for most investments from readily available quoted market prices.

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

Intangibles
Intangible assets consist of goodwill and acquired technology. Amortization of goodwill and acquired technology is calculated on a straight-line basis using estimated lives ranging between five and fifteen years. During the third quarter of fiscal 2001, the Company acquired LionShares, a division of Worldly Information Network, Inc., for $2.3 million in cash and recorded the transaction using purchase accounting.

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

Earnings Per Share
The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company’s employee stock ownership plan at the date authorized by the Board of Directors and the employee stock purchase program on the date of grant. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Shares available pursuant to grants made under the Company’s stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based Compensation
The Company follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25, under which no compensation costs are recorded when the exercise price of a stock option and fair market value of the underlying stock are identical on the date of grant.

New Accounting Pronouncements
In December 1999, Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, was issued.  SAB No. 101 summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. During the second quarter of fiscal 2001, the Company implemented SAB No. 101.  The application of SAB No. 101 resulted in no material impact to the Company’s financial condition or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

3.   COMMON STOCK AND EARNINGS PER SHARE

In January 2001, the Company’s shareholders approved the Amendment of the Company’s Certificate of Incorporation resulting in an increase in the number of authorized shares of common stock from 40 million to 100 million.

Shares of common stock outstanding were as follows:	Nine Months Ended May 31,
Thousands	2001	2000

Balance at September 1	32,821	31,539
Additional stock issued for employee stock plans	56	49
Exercise of stock options	353	975
Repurchase of common stock	(13)	(24)
Balance at May 31	33,217	32,539
	=====	=====

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted Average
Thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended May 31, 2001
Basic EPS
Net income available to common stockholders	$8,572	33,173	$0.26
Diluted EPS
Dilutive effect of stock options	––	1,553
Net income available to common stockholders	$8,572	34,726	$0.25
	=====	=====

For the Three Months Ended May 31, 2000
Basic EPS
Net income available to common stockholders	$5,150	32,431	$0.16
Diluted EPS
Dilutive effect of stock options	––	2,074
Net income available to common stockholders	$5,150	34,505	$0.15
	=====	=====

For the Nine Months Ended May 31, 2001
Basic EPS
Net income available to common stockholders	$24,696	33,010	$0.75
Diluted EPS
Dilutive effect of stock options	––	1,771
Net income available to common stockholders	$24,696	34,781	$0.71
	=====	=====

For the Nine Months Ended May 31, 2000
Basic EPS
Net income available to common stockholders	$17,990	31,933	$0.56
Diluted EPS
Dilutive effect of stock options	––	2,592
Net income available to common stockholders	$17,990	34,525	$0.52
	=====	=====

4.  SEGMENTS

The Company has three reportable segments based on geographic operations: the United States, Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America while the European and Asia Pacific segments serve investment professionals located in Europe and other non-U.S. regions. The European segment is headquartered in London, United Kingdom and maintains an office presence in Frankfurt, Germany and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. The Europe and Asia Pacific segments have similar market characteristics and each offers identical products and services through a common distribution method to financial services institutions. Segment revenues reflect direct sales of products and services to clients based in their geographic location. There are no intersegment or intercompany sales. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenses for software development, expenditures related to the Company’s computing centers, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”

Segment Information
Thousands	U.S.	Europe	Asia Pacific	Total

For the Three Months Ended May 31, 2001
Revenues from external clients	$ 36,575	$ 6,596	$ 2,203	$ 45,374
Segment operating profit *	9,329	2,742	916	12,987
Total assets at May 31, 2001	147,300	11,166	3,126	161,592
Capital expenditures	9,738	308	75	10,121

For the Three Months Ended May 31, 2000
Revenues from external clients	$ 28,455	$ 4,184	$ 1,656	$ 34,295
Segment operating profit *	5,238	1,674	518	7,430
Total assets at May 31, 2000	110,089	6,907	1,561	118,557
Capital expenditures	738	1,054	22	1,814

For the Nine Months Ended May 31, 2001
Revenues from external clients	$104,668	$18,038	$ 6,503	$129,209
Segment operating profit *	26,072	8,302	2,933	37,307
Capital expenditures	25,216	1,075	317	26,608

For the Nine Months Ended May 31, 2000
Revenues from external clients	$ 81,312	$ 11,120	$ 4,632	$ 97,064
Segment operating profit *	19,104	4,341	1,914	25,359
Capital expenditures	6,862	2,030	88	8,980

* Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, software developments costs, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

5.   RETIREMENT BONUS

On May 22, 2000, the Company announced the retirement of Howard E. Wille as Chief Executive Officer of the Company. He retired as Chairman of the Board effective August 31, 2000. In recognition of his 22 years service and contributions to the Company, Mr. Wille was awarded a retirement bonus which was paid upon his retirement as Chairman of the Board on August 31, 2000. This resulted in a non-recurring charge of $2.75 million in the third quarter of fiscal 2000. Mr. Wille remains a director of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited	Three Months Ended May 31,			Nine Months Ended May 31,
Thousands, except per share data	2001	2000	Change	2001	2000	Change

Revenues	$45,374	$34,295	32.3%	$129,209	$97,064	33.1%
Operating expenses	32,387	24,115	34.3	91,902	68,955	33.3
Retirement bonus	––	2,750		––	2,750
Operating income	$12,987	$ 7,430	74.8	$37,307	$25,359	47.1

Provision for income taxes	$ 5,245	$ 3,238	62.0	$15,314	$10,833	41.4
Non-recurring tax benefit	––	––		––	(1,119)
Total income taxes	$ 5,245	$ 3,238		$15,314	$ 9,714

Net income	$ 8,572	$ 5,150	66.4	$24,696	$17,990	37.3
Diluted earnings per common share	$0.25	$0.15	66.7	$0.71	$0.52	36.5

Revenues
Revenues for the quarter ended May 31, 2001 were $45.4 million, an increase of 32.3% from $34.3 million a year earlier. Revenues increased 33.1% to $129.2 million during the first nine months of fiscal 2001. Excluding the August 2000 acquisition of Insyte, revenues grew by 29.7% and 30.3%, respectively, for the quarter and nine months ended May 31, 2001. Revenue growth was the result of international expansion, incremental subscriptions to additional databases and applications by existing clients, as well as the net addition of 89 clients over the past twelve months.

Revenues from international operations for the quarter ended May 31, 2001 rose 50.7% to $8.8 million. Revenues from European operations grew 57.6%. Revenues in Asia Pacific increased 33.0%. Overseas revenues for the first nine months of fiscal 2001 totaled $24.5 million, up 55.8% from the year ago period. Revenues from international operations accounted for 19.4% of consolidated revenues for the third quarter of fiscal 2001 and 19.0% of consolidated revenues for the first nine months of fiscal 2001. Over 95% of the Company’s revenues are received in U.S. dollars. Net monetary assets held by FactSet’s international branch offices during the quarter ended May 31, 2001 were immaterial. Accordingly, the Company’s exposure to foreign currency fluctuations was not material.

Demand for the Company’s value added applications, including Data Warehousing, Premium Workstations, and, in particular, Portfolio Analytics continued to increase. At May 31, 2001, there were approximately 215 clients representing an estimated 1,800 subscribers to the Company’s Portfolio Analytics applications compared to approximately 160 clients and nearly 1,200 subscribers for the same period a year ago.

The Company had 806 clients at May 31, 2001 compared to 717 clients for the same period a year ago, a 12.4% increase. Passwords, a measure of users of FactSet, totaled approximately 24,300 at May 31, 2001 compared to approximately 25,700 at the end of the second fiscal quarter. The quarter-over-quarter decline resulted from large-scale mergers and cost-cutting measures, such as personnel reductions, by the Company’s investment banking clients. The decline in workstations was limited to the investment banking sector of the Company’s business, as the workstation count for the Company’s investment management clients increased from February 28, 2001. Passwords, at quarter end, increased 11.3% from the same period in fiscal 2000.

At May 31, 2001, client commitments grew to $185.7 million, an increase of 30.3% from the comparable period in fiscal 2000. (“Commitments” at a given point in time represent the forward-looking revenues for the next twelve months from all services being currently supplied to clients.) At the end of the third quarter of fiscal 2001, the average commitment per client was $230,000, a 16% increase from the same period a year ago. Commitments from international clients were $36.4 million, representing approximately 20% of total client commitments. No individual client accounted for more than 5% of total commitments. Commitments from the ten largest clients did not surpass 25% of total client commitments. Client retention for both the third quarter of fiscal 2001 and for the first nine months of the year continued at a rate in excess of 95%. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients may add, delete, or terminate services at any time.

OPERATING EXPENSES

Cost of Services
For the quarter ended May 31, 2001, cost of services grew to $15.9 million, a 39.0% increase compared to the identical period in fiscal 2000. Cost of services increased 32.9% to $44.6 million for the first nine months of fiscal 2001. Increases in cost of services for the third quarter and nine months ended were attributed primarily to higher employee compensation and computer-related costs.

Employee Compensation and Benefits
During the third quarter of fiscal 2001, employee compensation and benefits for the applications engineering and consulting groups increased $2.1 million. For the nine months ended May 31, 2001, employee compensation and benefits related to the applications engineering and consulting groups rose $5.4 million. This growth is primarily attributable to the addition of new employees and increases in merit compensation. Employee headcount in the applications engineering and the consulting groups grew 54.6% over the past twelve months.

Computer-Related Costs
Computer-related costs increased $1.7 million for the third quarter of fiscal 2001 compared to the same period in the prior year. For the first nine months of the fiscal year, computer-related costs grew $3.4 million. This increase was the result of the Company’s investment in advanced technology. Thus far in fiscal 2001, the Company made capital expenditures of $26.6 million primarily to purchase and install six of Compaq’s new generation Wildfire mainframe machines. The implementation of this new technology also resulted in accelerated depreciation of existing mainframe equipment. Capital expenditures for the two previous fiscal years totaled $11.3 million and $16.5 million, respectively.

Selling, General and Administrative
For the three months ended May 31, 2001, selling, general, and administrative (SG&A) expenses grew to $16.5 million, an increase of 30.1% from the comparable period a year ago. For the first nine months of fiscal 2001, SG&A expenses were $47.3 million, up 33.7% from the first three quarters of fiscal 2000. The increase in the third quarter of fiscal 2001 was due to higher costs related to employee compensation and benefits and office expenses. The increase in the first nine months of the fiscal year is the result of greater costs associated with employee compensation and benefits, travel and entertainment, and office expenses.

Employee Compensation and Benefits
For the quarter ended May 31, 2001, employee compensation and benefits for the sales, product development and other support departments increased $2.8 million compared to the third quarter of fiscal 2000. During the first nine months of fiscal 2001, employee compensation and benefits increased $8.2 million. Employee headcount for these departments increased 37.3% during the past twelve months.

Travel and Entertainment Expense
Travel and entertainment (“T&E”) expense for the three months ended May 31, 2001 was virtually the same as the same period in the prior year. For the first nine months of fiscal 2001, T&E increased $1.3 million. The increase in T&E was the result of servicing an expanding global client base.

Office Expenses
For the quarter ended May 31, 2001, rent, amortization of leasehold improvements and depreciation of furniture and fixtures rose $922,000 compared to the same period a year ago. At the end of the first nine months of fiscal 2001, these expenses increased $2.2 million over the comparable period in fiscal 2000. Increases were the result of expanding existing offices in Stamford, Connecticut, New York, New York and Tokyo, Japan during the last twelve months and obtaining new office space in Frankfurt, Germany and Chicago, Illinois during the last three months.

Non-Recurring Retirement Bonus
During the third quarter of fiscal 2000, the Company recorded a non-recurring charge of $2.75 million in connection with a retirement bonus awarded by the Board of Directors to Howard E. Wille, Co-Founder, former Chief Executive Officer, and former Chairman of the Board. Mr. Wille retired as Chief Executive Officer on May 22, 2000, and as Chairman of the Board on August 31, 2000. Mr. Wille remains a director of the Company.

Operating Margin
Operating margin for the quarter ended May 31, 2001 was 28.6% compared to 21.7% for the same period a year ago. Excluding the non-recurring retirement bonus, the operating margin for the third quarter of fiscal 2000 was 29.7%, representing a year-over-year decrease of approximately one percent for the third fiscal quarter. The decrease in operating margin for the three months ended May 31, 2001 is primarily attributable to increases in employee compensation and benefits, computer-related costs, and rent as a percentage of revenues, partially offset by decreases in clearing fees, communication costs, and professional fees as a percentage of revenues. Operating margin for the nine months ended May 31, 2001 was 28.9%, up from the 26.1% operating margin in the same period of fiscal 2000. Not including the non-recurring retirement bonus for the first nine months of the prior fiscal year, operating margin decreased slightly to 28.9% from 29.0%.

Clearing Fees
Clients who elect to pay for FactSet services via commissions on securities transactions are charged a greater amount than cash-paying clients to compensate for clearing broker fees paid by the Company. Cash fees result in greater margin percentages than commission revenues, however, revenues net of clearing fees are approximately the same under both of these payment methods. Commission revenues, as a percentage of total revenues, for the three months and nine months ended May 31, 2001, decreased to 32.5% from 36.0% and 32.3% from 36.3%, respectively.

Income Taxes
Income tax expense for the third quarter of fiscal 2001 increased $2.0 million from the same period in fiscal 2000. Pretax income grew $5.4 million compared to the year ago period. The effective tax rate for the third quarter of fiscal 2001 was 38.0%. compared to 38.6% for the same period a year ago. Income tax expense for the nine month period ended May 31, 2001 was $15.3 million, an increase of $5.6 million. Income tax expense for the nine months ended May 31, 2000 included a non-recurring income tax benefit of $1.1 million. Excluding this one-time income tax benefit, the increase was $4.5 million. The effective tax rate for the first nine months of fiscal 2001 was 38.3%. The effective tax rate for the first nine months of fiscal 2000 was 39.1%, excluding the non-recurring income tax benefit.

LIQUIDITY
Cash generated by operating activities was $34.9 million, an increase of $13.9 million over the same period in fiscal 2000. The increase resulted from higher profitability, timing of income tax payments, and greater depreciation and amortization partially offset by decreases in accounts payable, accrued expenses and accrued compensation payable.

Capital Expenditures
The Company’s capital expenditures for the nine months ended May 31, 2001 totaled $26.6 million. The Company made significant technological upgrades related to its two data centers. During the first nine months of fiscal 2001, the Company replaced six Compaq Alpha GS 140 systems at each of the data centers with three Compaq GS 320 Wildfire systems, enabling the Company to significantly increase capacity in the data centers by 50% and double system-wide main memory to 576 gigabytes. Office expansions in Stamford, Connecticut, New York, New York and Tokyo, Japan and the leasing of new office space in Frankfurt, Germany and Chicago, Illinois also resulted in additional capital expenditures during the first three quarters of 2001.

Acquisition of LionShares
During the third quarter of fiscal 2001, the Company acquired LionShares, a division of Worldly Information Network, Inc., for $2.3 million in cash and recorded the transaction using purchase accounting.

Financing Operations and Capital Needs
Cash, cash equivalents and investments totaled $68.1 million or 42% of the Company’s total assets at May 31, 2001. All the Company’s operating and capital expense requirements were financed entirely from cash generated from the Company’s operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
The Company is a party to two credit facilities totaling $25.0 million for working capital and general corporate purposes. Approximately $542,000 of the credit facility is reserved for letters of credit issued during the ordinary course of business. The Company has no present plans to utilize any portion of the remaining available credit of approximately $24.5 million.

New Accounting Pronouncements
In December 1999, Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements was issued. SAB No. 101 summarizes certain of the SEC’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. During the second quarter of fiscal 2001, the Company implemented SAB No. 101. The application of SAB No. 101 resulted in no material impact to the Company’s financial condition or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement No. 141 (SFAS 141), Business Combinations, and Statement No. 142 (SFAS 142), Goodwill and Other Intangible Assets. These standards will be adopted in fiscal 2002. The Company is currently evaluating the impact that these standards will have on its financial statements.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect FactSet’s expectations as of July 12, 2001. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. The Company does not intend to update its forward-looking statements until its next quarterly results announcement, other than in publicly available statements.

Full Year Fiscal 2001 Expectations

o Revenues are expected to range between $175 million and $177 million.
o Earnings per share is expected to meet or slightly exceed the consensus estimate of $0.96
o Capital expenditures are anticipated to approximate $31 million.

Recent Market Trends
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since March 2000, major equity indices (Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index) have experienced significant declines coupled with increased levels of volatility. The Company expects that in fiscal 2002, economic conditions may prompt some clients to curtail spending. Immediate returns are also not expected from the recent strategic investments in LionShares and advanced mainframe technology. These factors may result in a slightly lower rate of revenue growth and operating margin in the first quarter of fiscal 2002 relative to recent quarters. Continued solid growth from new products, new clients as well as our international operations is expected, which together should cause revenue growth for the full fiscal year to approximate long term historic levels in the mid 20 percentile range.

The fair market value of the Company’s investment portfolio at May 31, 2001 was $42.4 million. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of the Company’s investment portfolio. Pursuant to the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company’s investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company’s investment guidelines. Because the Company has no outstanding debts and, for the reasons enumerated above, the Company’s financial exposure to fluctuations in interest rates is expected to continue to be low.

All of the Company’s investments are held in U.S. dollars and greater than 95% of the Company's revenues are transacted in U.S. dollars. Accordingly, the Company’s exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

Income Taxes
During the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, commitments and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by the words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continue,” “commitments” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

These factors include, but are not limited to, the ability to hire qualified personnel; maintenance of the Company’s leading technological position; the impact of global market trends on the Company’s revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases; retention of key clients; the successful resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K: None

(a)  Exhibits
Exhibit Number

  3.1        Restated Certificate of Incorporation  (1)

  3.2         By–laws  (1)

  4.1         Form of Common Stock  (1)

10.1         Form of Consulting Agreement between the Company and Charles J. Snyder  (2)

10.2         Letter of Agreement between the Company and Ernest S. Wong  (1)

10.31       Amendment to 364–Day Credit Agreement, dated March 12, 2001 (5)

10.32       Three–Year Credit Agreement  (3)

10.33       Retirement Agreement between the Company and Howard E. Wille  (4)

10.4         The FactSet Research Systems Inc. 2000 Stock Option Plan  (6)

10.41       The FactSet Research Systems Inc. 2001 Stock Purchase Plan  (7)

10.5         The FactSet Research Systems Inc. Non–Employee Directors’ Stock Option Plan  (8)

  Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).
  Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 1999.
  Incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of fiscal year 1999.
  Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.
  Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2001.
  Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).
  Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).
  Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(b)  Reports on Form 8-K

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.

Date:	July 12, 2001	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer
and Secretary