Form 10-K
period 2001-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2001-11-20
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR TRANSITION PERIOD FROM  ________ TO  ________

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
Yes |X|      No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this For 10-K.  |_|

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 9, 2001 was $519,721,906.

The number of shares outstanding of the registrant’s common stock as of November 9, 2001 was 33,460,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 2001 into Parts I and II.
Portions of the definitive Proxy Statement dated November 20, 2001 into Part III.

FACTSET RESEARCH SYSTEMS INC.

Form 10–K

For The Fiscal Year Ended August 31, 2001

PART I

ITEM 1.   BUSINESS

FactSet Research Systems Inc. (the "Company" or "FactSet") supplies financial intelligence to the global investment community. The Company combines more than 100 databases, including data from tens of thousands of companies as well as multiple stock markets, research firms and governments, into a single online source of information and analytics.

While obtaining financial information from over 50 database suppliers, FactSet also seeks to maintain contractual relationships with a minimum of two database providers for each type of financial data, when possible. Database supplier contracts are generally renewable annually and may often be terminated on one year’s notice. Several of the database suppliers are in direct competition with each other and in some cases, with FactSet. Fees for data are either billed directly to FactSet or its clients. Data charges billed to the Company are on a fixed or royalty (per client) fee basis.

Through FactSet’s exclusive proprietary communication and software tools, clients obtain access to the Company’s mainframe centers and its aggregated data library using a private wide area network. This secure and reliable network provides a direct, high-speed data transmission link between the Company’s mainframes and the client’s personal computers or computer network. For an annual subscription fee, clients acquire use of the private wide area network allowing access to the FactSet system.

An integral part of FactSet’s strategy to maintain long-term client relations, involves consulting, training and technical support. The Company established a new call center system, including such services as skill-based call routing, to help consultants aid clients more efficiently. The Company also recently installed a new customer relationship management system. Using this system, the Company’s consulting and sales teams gain improved intelligence about client activities and are able to develop better tools to service them. Clients are also encouraged to participate in a myriad of training programs, conducted either at the client’s location or a FactSet office. Along with technical support available around the clock, this training is designed to give clients a comprehensive understanding of FactSet’s service.

The financial information services industry, containing both large and well-capitalized companies, as well as smaller, niche firms, is a competitive market recognized for its continuous significant technological advances. International and domestic competitors include market data suppliers, news and information providers and many of the database providers that supply the Company with financial data included in the FactSet system. International competitors include Datastream, owned by The Thomson Corporation, and RIMES. Domestic competitors include online, CD-ROM, and Internet database suppliers and integrators such as The Thomson Corporation, FAME, COMPUSTAT, a product of Standard & Poors, a division of The McGraw-Hill Companies, and Multex.com Inc. Several of these competitors offer products or services similar to those provided by FactSet and in some cases at a lower price.

The Company believes that it has become essential for financial professionals to be able to access data from multiple sources which they can combine and download into spreadsheets in order to analyze the information. During fiscal 2001, FactSet made great strides in expanding its current and new services to clients. SPAR (Style, Performance and Risk), which was introduced in fiscal 2000, gained considerable market leverage in fiscal 2001. SPAR allows portfolio managers to analyze the style, performance and risk of selected portfolios, benchmarks and competitor funds. In addition, the Company updated Portfolio Analysis in fiscal 2001 and added transaction-based returns analysis to the application. The Company also broadened its global content by adding more economic data and regional fundamental data, particularly on companies based in Latin America and the Far East. During fiscal 2001, FactSet added share ownership data through its acquisition of the LionShares data. The share ownership applications allow users to access company and ownership details, ownership statistics, ownership analysis and investor region analysis for companies whose shares are publicly traded.

In July 2001, the Company completed its acquisition of a new data center in Manchester, New Hampshire, along with its associated lease, from Vitts Networks, Inc. The 12,750 square foot state-of-the-art facility includes 7,500 square feet of conditioned data center space. The new facility has the size, redundancy and flexibility to host the next generation of FactSet’s online services, with a greater level of security and reliability than the Company had previously been able to offer to its clients. The Company expects to begin operations in Manchester in late November 2001, at which time FactSet’s New York City data center will be closed and converted to conventional offices.

The number of employees of FactSet and its subsidiaries totaled 612 as of August 31, 2001, compared to 432 at August 31, 2000.

Additional information with respect to the Company’s business is included in FactSet’s fiscal year 2001 Annual Report to Stockholders incorporated herein by reference:

Five-Year Summary of Selected Financial Data	page 8
Management’s Discussion and Analysis of Financial Condition and Results of Operations	pages 9-12
Note 1 to Consolidated Financial Statements entitled "Organization and Nature of Business"	page 20
Note 11 to Consolidated Financial Statements entitled "Net Capital"	page 25
Note 14 to Consolidated Financial Statements entitled “Segments”	pages 28-30

ITEM 2.  PROPERTIES

Refer to footnote 12 “Lease Commitments” on page 25 of FactSet’s fiscal year 2001 Annual Report to Stockholders for properties information.

ITEM 3.   LEGAL PROCEEDINGS

        The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following information included in FactSet’s fiscal year 2001 Annual Report to Stockholders is incorporated herein by reference:

Management’s Discussion and Analysis – Forward-Looking Factors entitled “Dividend Payment”	page 12
Note 3 to Consolidated Financial Statements entitled “Common Stock and Earnings Per Share”	page 22
Quarterly Financial Data, Common Stock and Quarterly Stock Prices	pages 32

ITEM 6.   SELECTED FINANCIAL DATA

Refer to the Five-Year Summary of Selected Financial Data included on page 8 of FactSet’s fiscal year 2001 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “Management’s Discussion and Analysis”) included on pages 9 through 12 of FactSet’s fiscal year 2001 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Management’s Discussion and Analysis – Forward-Looking Factors entitled “Market Sensitivities” included on page 12 of FactSet’s fiscal year 2001 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the following information included in FactSet’s fiscal year 2001 Annual Report to Stockholders, which is incorporated herein by reference:

Consolidated Statements of Income	page 13
Consolidated Statements of Financial Condition	pages 14-15
Consolidated Statements of Changes in Stockholders’ Equity	pages 16-17
Consolidated Statements of Cash Flows	pages 18-19
Notes to Consolidated Financial Statements	pages 20-30
Report of Independent Accountants	page 31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The Directors and Executive Officers of FactSet Research Systems Inc. as of November 20, 2001 were as follows:

Name	Age	Position with the Company

Philip A. Hadley	39	Chairman of the Board of Directors,
		Chief Executive Officer and Director (1)
Charles J. Snyder	59	Vice Chairman of the Board of Directors and Director
Michael F. DiChristina	39	President, Chief Operating Officer and Director
Townsend Thomas	38	Senior Vice President and Chief Technology Officer (2)
Michael D. Frankenfield	37	Senior Vice President and Director of Sales and Marketing (3)
Ernest S. Wong	47	Senior Vice President, Chief Financial Officer and Secretary
Scott A. Billeadeau	40	Director
John D. Connolly	58	Director
Joseph E. Laird, Jr.	56	Director
John C. Mickle	75	Director
Walter F. Siebecker	60	Director
Howard E. Wille	73	Director

(1)   As of September 5, 2000, Mr. Hadley assumed the role of Chairman of the Board of Directors and Chief
        Executive Officer.

(2)   As of September 1, 2001, Mr. Thomas assumed the role of Senior Vice President and Chief Technology Officer.

(3)   As of September 1, 2001, Mr. Frankenfield assumed the role of Senior Vice President and Director of Sales and
        Marketing.

Philip A. Hadley, Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Hadley was named Chairman and Chief Executive Officer of the Company on September 5, 2000. Mr. Hadley joined the Company in 1985 within the Consulting Services Group. From 1986 to 1989, Mr. Hadley held the position of Vice President, Sales with the Company. From 1989 to 2000, Mr. Hadley was Senior Vice President and Director of Sales and Marketing with the Company. Prior to joining the Company, Mr. Hadley was employed by Cargill Corporation. Mr. Hadley received a B.B.A. in Accounting from the University of Iowa and is a Chartered Financial Analyst. Mr. Hadley has served on the Board since September 2000. Mr. Hadley serves as the Chairman of the Nominating Committee.

Charles J. Snyder, Vice Chairman of the Board of Directors and Director. Mr. Snyder, a co-founder of FactSet in 1978, retired as President and Chief Technology Officer of the Company on August 31, 1999. At that time he became Vice Chairman of the Board and agreed to continue as a consultant to the Company’s engineering and technology groups. In conjunction with the Company’s announcement of Howard Wille’s retirement as Chief Executive Officer of the Company effective May 22, 2000, Mr. Snyder was named interim Chief Executive Officer of the Company. Mr. Snyder acted as interim Chief Executive Officer of the Company until September 5, 2000, at which time Philip A. Hadley was named Chairman and Chief Executive Officer of the Company. From 1964 to 1977, Mr. Snyder worked for Faulkner, Dawkins & Sullivan, Inc., eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. Mr. Snyder has been a Director of the Company since its formation in 1978. Mr. Snyder is a member of the Nominating Committee.

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

Townsend Thomas, Senior Vice President and Chief Technology Officer. Mr. Thomas joined the Company in 1985 as a Software Engineer and held the position of Director of Systems Engineering from 1990 to 1999. From 1999 until he assumed his current role, Mr. Thomas was the Director of Engineering and Chief Technology Officer. Mr. Thomas received a B.S. in Electrical Engineering from Massachusetts Institute of Technology.

Michael D. Frankenfield, Senior Vice President and Director of Sales and Marketing. Mr. Frankenfield joined the Company in 1989 within the Consulting Services Group. From 1990 to 1994, Mr. Frankenfield held the position of Vice President, Sales with the Company. From 1995 to 2000 Mr. Frankenfield was Director of Investment Banking Sales with the Company. From 2000 until he assumed his current role, Mr. Frankenfield was Director of Sales. Mr. Frankenfield received a B.A. in Economics and International Relations from the University of Pennsylvania and is a Chartered Financial Analyst.

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

Scott A. Billeadeau, Director. Mr. Billeadeau is a Senior Vice President and Senior Portfolio Manager with Paladin Investment Associates, LLC (Formerly Investment Advisers, Inc.). Prior to joining Paladin, Mr. Billeadeau managed all the small-cap and mid-cap assets for TradeStreet Investment Associates, the investment management subsidiary of Bank of America. Mr. Billeadeau began his career in 1985 with American Express Financial Advisers, previously IDS Financial Services, Inc., where he was a quantitative analyst. Mr. Billeadeau received a degree in Economics from Princeton University and is a Chartered Financial Analyst. Mr. Billeadeau has served on the Board since January 2001.

John D. Connolly, Director. Mr. Connolly is an experienced investment professional with a long career in the financial services industry. He retired as a Principal/Partner and Portfolio Manager with Miller Anderson & Sherrerd, serving that firm from 1990 to 1998. From 1984 to 1990, Mr. Connolly served as a Senior Vice President, Chief Investment Strategist for Dean Witter Reynolds. Prior to joining Dean Witter, he held the position of Senior Vice President, Director of Research at Shearson/American Express. Mr. Connolly has also held various senior positions with E.F. Hutton; White Weld; Faulkner, Dawkins & Sullivan, Inc.; National Securities & Research; and Citibank. Mr. Connolly is a member of the Audit Committee and has served on the Board since January 1999. His current Board term expires in concurrence with the Annual Meeting of Stockholders for fiscal 2001. Mr. Connolly is retiring from the Board and is not nominated for re-election. His retirement will be effective on the day of the Annual Meeting of Stockholders for fiscal 2001.

Joseph E. Laird, Jr., Director. Mr. Laird serves as Chairman and Chief Executive Officer of Laird Squared LLC, an investment banking company that he formed in January 1999, exclusively to serve the database information services industry. From 1989 to 1999, Mr. Laird was a Managing Director of Veronis, Suhler & Associates, a leading specialty merchant bank that serves the media and information industries. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and investment strategist for PaineWebber Mitchell Hutchins. Mr. Laird is also a director of The Advisory Board Company, which specializes in best practices research and analysis related to the management of companies in the health care industry. Mr. Laird is the Chairman of the Compensation Committee, a member of the Nominating Committee and has served on the Board since 1993.

John C. Mickle, Director. Mr. Mickle has been President of Sullivan, Morrissey & Mickle Capital Management Corporation since 1978. Mr. Mickle is an experienced investment advisor, having held prior positions with Shearson Hayden Stone, Inc.; UBS-DB Corporation; and Faulkner, Dawkins & Sullivan, Inc. Mr. Mickle is also a director of Mickelberry Communications Inc. Mr. Mickle is the Chairman of the Audit Committee and has served on the Board since November 1997.

Walter F. Siebecker, Director. Mr. Siebecker is a managing director of the Depository Trust and Clearing Corporation ("DTC"). He joined the National Securities Clearing Corporation ("NSCC"), a subsidiary of DTC, in 1996 as a Managing Director in charge of the organization’s Annuity Processing Service. Mr. Siebecker’s background is in retail and institutional investment services in the domestic and global markets. Prior to joining NSCC, Mr. Siebecker was a consultant to the Trading Services Division at Lehman Brothers and spent 16 years at Salomon Smith Barney Inc., where he was responsible for the Operations Division as Executive Vice President and Chief Operations Officer. Mr. Siebecker is a member of the Audit Committee and has served on the Board since November 1997.

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

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained on pages 5 through 6 of the definitive Proxy Statement dated November 20, 2001 is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth under the captions “Information Regarding Named Executive Officer Compensation” and “Compensation Pursuant to Stock Options” contained on pages 7 and 8 of the definitive Proxy Statement dated November 20, 2001 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management” contained on page 6 of the definitive Proxy Statement dated November 20, 2001 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Information Regarding the Board of Directors and Related Committees” on pages 1 through 3 and under the caption “Employment Agreements” on pages 10 through 11 of the definitive Proxy Statement dated November 20, 2001 is incorporated herein by reference.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

The following information from FactSet Research Systems Inc.’s fiscal year 2001 Annual Report to Stockholders is incorporated by reference under Items 1, 2, 5, 6, 7, 7A, and 8 and are filed as part of this report as part of Exhibit 13.1:

Five-Year Summary of Selected Financial Data	page 8
Management’s Discussion and Analysis	pages 9-12
Consolidated Statements of Income	page 13
Consolidated Statements of Financial Condition	pages 14-15
Consolidated Statements of Changes in Stockholders’ Equity	pages 16-17
Consolidated Statements of Cash Flows	pages 18-19
Notes to Consolidated Financial Statements	pages 20-30
Report of Independent Accountants	page 31
Quarterly Financial Data, Common Stock and Quarterly Stock Prices	page 32

The following information from FactSet Research Systems Inc.’s definitive Proxy Statement dated November 20, 2001 is incorporated by reference under Items 10, 11, 12 and 13:

Information Regarding the Board of Directors and Related Committees	pages 1-3
Section 16(a) Beneficial Ownership Reporting Compliance	pages 5-6
Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management	page 6
Information Regarding Named Executive Officer Compensation	page 7
Compensation Pursuant to Stock Options	page 8
Employment Agreements	pages 10-11

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 2001.

(c) Exhibit Listing

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)
3.12	Amendment to Restated Certificate of Incorporation
3.2	By-laws (2)
4.1	Form of Common Stock (1)
10.1	Form of Consulting Agreement between the Company and Charles J. Snyder (3)
10.2	Letter of Agreement between the Company and Ernest S. Wong (1)
10.31	Amendment to 364-Day Credit Agreement, dated March 12, 2001 (4)
10.32	Amendment to the Three-Year Credit Agreement
10.33	Retirement Agreement between the Company and Howard E. Wille (2)
10.4	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (6)
10.5	The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option Plan (7)
10.6	The FactSet Research Systems Inc. 2000 Stock Option Plan (8)
10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (9)
13.1	The Company’s fiscal 2001 Annual Report to Stockholders
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).
(2) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.
(3) Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 1999.
(4) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2001.
(5) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of fiscal year 1999.
(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-22319).
(7) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).
(8) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).
(9) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 20, 2001.

FACTSET RESEARCH SYSTEMS INC.

/s/ ERNEST S. WONG Ernest S. Wong, Senior Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 20, 2001.

SIGNATURE	TITLE

/s/ PHILIP A. HADLEY	Chairman of the Board of Directors, Chief Executive Officer and Director
Philip A. Hadley

/s/ CHARLES J. SNYDER	Vice Chairman of the Board of Directors and Director
Charles J. Snyder

/s/ MICHAEL F. DICHRISTINA	President, Chief Operating Officer and Director
Michael F. DiChristina

/s/ TOWNSEND THOMAS	Senior Vice President and Chief Technology Officer
Townsend Thomas

/s/ MICHAEL D. FRANKENFIELD	Senior Vice President and Director of Sales and Marketing
Michael D. Frankenfield

/s/ ERNEST S. WONG	Senior Vice President, Chief Financial Officer and Secretary
Ernest S. Wong

/s/ SCOTT A. BILLEADEAU	Director
Scott A. Billeadeau

/s/ JOHN D. CONNOLLY	Director
John D. Connolly

/s/ JOSEPH E. LAIRD, JR.	Director
Joseph E. Laird, Jr.

/s/ JOHN C. MICKLE	Director
John C. Mickle

/s/ WALTER F. SIEBECKER	Director
Walter F. Siebecker

/s/ HOWARD E. WILLE	Director
Howard E. Wille