Form 10-Q
period 2001-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2002-01-14
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2001

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
Yes |X|      No|_|

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 30, 2001, was 33,485,000.

FactSet Research Systems Inc.

Form 10–Q

FactSet Research Systems Inc.	Three Months Ended
CONSOLIDATED STATEMENTS OF INCOME–Unaudited	November 30,
(In thousands, except per share data)	2001	2000

Subscription Revenues
Commissions	$13,879	$12,957
Cash fees	35,130	27,954
Total subscription revenues	49,009	40,911

Expenses
Cost of services	16,301	14,129
Selling, general, and administrative	18,387	14,999
Data center relocation charge (see Note 5)	904	––
Total operating expenses	35,592	29,128

Income from operations	13,417	11,783
Other income	608	931
Income before income taxes	14,025	12,714
Provision for income taxes	5,414	4,962
Net income	$8,611	$7,752
	=====	=====

Basic earnings per common share	$0.26	$0.24
	====	====
Diluted earnings per common share	$0.25	$0.22
	====	====

Weighted average common shares (basic)	33,494	32,879
	=====	=====
Weighted average common shares (diluted)	34,622	34,811
	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Three Months Ended
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited	November 30,
(In thousands)	2001	2000

Net income	$8,611	$7,752
Change in unrealized gain on investments, net of income taxes	27	2
Comprehensive income	$8,638	$7,754
	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION–Unaudited
ASSETS	November 30,	August 31,
(In thousands)	2001	2001

CURRENT ASSETS
Cash and cash equivalents	$ 48,014	$ 38,583
Investments	43,510	40,722
Receivables from clients and clearing brokers, net	28,471	33,216
Receivables from employees	640	620
Deferred taxes	4,750	5,342
Other current assets	1,865	1,744
Total current assets	127,250	120,227

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	91,780	90,050
Less accumulated depreciation and amortization	(58,575)	(54,584)
Property, equipment and leasehold improvements, net	33,205	35,466

OTHER NON-CURRENT ASSETS
Goodwill	9,961	9,961
Intangible assets, net	1,847	1,933
Deferred taxes	3,322	3,006
Other assets	1,976	1,958
TOTAL ASSETS	$177,561	$172,551
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 30,	August 31,
(In thousands, except share and per share data)	2001	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 9,075	$ 6,183
Accrued compensation	4,409	10,840
Deferred fees and commissions	9,771	10,869
Dividends payable	1,339	1,334
Current taxes payable	6,351	4,447
Total current liabilities	30,945	33,673

NON-CURRENT LIABILITIES
Deferred rent	599	616
Total liabilities	31,544	34,289

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	336	334
Capital in excess of par value	28,280	25,832
Retained earnings	122,048	114,774
Accumulated other comprehensive income	165	138
	150,829	141,078
Less treasury stock, at cost	(4,812)	(2,816)
Total stockholders’ equity	146,017	138,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$177,561	$172,551
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Three Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited	November 30,
(In thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,611	$7,752
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,983	3,811
Deferred tax provision	276	167
Accrued ESOP contribution	540	425
Net income adjusted for non-cash operating items	14,410	12,155
Changes in assets and liabilities
Receivables from clients and clearing brokers	4,745	1,420
Receivables from employees	(20)	361
Accounts payable and accrued expenses	2,892	(1,714)
Accrued compensation	(5,171)	(3,886)
Deferred fees and commissions	(1,098)	506
Current taxes payable	1,904	4,013
Other working capital accounts, net	(174)	(396)
Income tax benefits from stock option exercises	53	219
Net cash provided by operating activities	17,541	12,679

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net	(2,743)	(1,290)
Purchases of property, equipment and leasehold improvements	(2,636)	(4,876)
Net cash used in investing activities	(5,379)	(6,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,245)	(920)
Repurchase of common stock from employees	(1,996)	(67)
Proceeds from exercise of stock options	510	369
Net cash used in financing activities	(2,731)	(618)

Net increase in cash and cash equivalents	9,431	5,895
Cash and cash equivalents at beginning of period	38,583	39,629
Cash and cash equivalents at end of period	$48,014	$45,524
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2001
(Unaudited)

1.  ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company”) provides online integrated database services to the investment community. The Company’s revenues are derived from month-to-month subscription charges. Solely at the option of each client, these charges may be paid either in commissions on securities transactions (in which case subscription revenues are recorded as commissions) or in cash (in which case subscription revenues are recorded as cash fees).

To facilitate the receipt of subscription revenues on a commission basis, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934.

Subscription revenues paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.

FactSet Limited, FactSet GmbH, FactSet Pacific, Inc. and LionShares Europe S.A.S. are wholly owned subsidiaries of the Company, with operations in London, Frankfurt, Tokyo, Hong Kong, Sydney and Avon (France). The Company acquired Innovative Systems Techniques, Inc. (“Insyte”) in fiscal 2000 along with its inactive wholly owned subsidiary, eLumient.com.

2.   ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited statements of financial condition and related interim statements of income, comprehensive income and cash flows include all normal adjustments as well as accounting changes promulgated by the Company’s adoption of the Financial Accounting Standards Board Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), necessary to present fairly the results of the Company’s operations for the interim periods presented in conformity with generally accepted accounting principles in the United States. The interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended August 31, 2001.

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.

Cost of services is comprised of employee compensation and benefits for the software engineering and consulting groups, clearing fees, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and communication costs. Selling, general and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses. Amortization of goodwill is included in selling, general and administrative expense for fiscal 2001 only (see New Accounting Pronouncements within this footnote).

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, depreciable lives of fixed assets, accrued expenses, accrued compensation, allowances for doubtful accounts and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition
Subscription charges are quoted to clients on an annual basis, but are earned monthly as services are provided. Subscription revenues are earned each month, based on one-twelfth of the annual subscription charge quoted to each client. As a matter of policy, the Company does not typically seek to enter into written contracts with its clients, and clients are generally free to add to, delete from or terminate service at any time.

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

In December 1999, Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, was issued. SAB No. 101 summarizes certain aspects of the SEC’s views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. During fiscal 2001, the Company adopted SAB No. 101. The application of SAB No. 101 resulted in no material impact to the Company’s financial condition or results of operations.

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

Investments
Investments have original maturities greater than 90 days, are classified as available-for-sale securities and are reported at fair value. Fair value is determined for most investments from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income in stockholders’ equity.

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

Intangible Assets
Intangible assets consist of acquired technology. Amortization of acquired technology is calculated on a straight-line basis using estimated useful lives ranging between five and seven years.

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

Stock-Based Compensation
The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant. Therefore, no compensation costs are recorded.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. The company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 require that business combinations initiated subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company will complete its transitional impairment assessment of goodwill during the second quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangible assets be tested for impairment at least annually. The Company will perform its annual goodwill impairment test during the fourth quarter of each fiscal year as well as any additional impairment test required on an event-driven basis.

Net income and earnings per share adjusted to exclude amortization expense of goodwill is as follows:

	Three Months Ended
	November 30,
In thousands, except per share data and unaudited	2001	2000

Reported net income	$8,611	$7,752
Add back:
Goodwill amortization, net of tax benefit of $59	––	91
Adjusted net income	$8,611	$7,843

Basic earnings per share:
Reported net income	$ 0.26	$ 0.24
Goodwill amortization	––	––
Adjusted net income	$ 0.26	$ 0.24

Diluted earnings per share:
Reported net income	$ 0.25	$ 0.22
Goodwill amortization	––	0.01
Adjusted net income	$ 0.25	$ 0.23

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of Insyte and the LionShares business segment in August 2000 and April 2001, respectively. The weighted average useful life of the acquired technology is 6.63 years. In connection with the adoption of SFAS 142, the Company also reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate.

The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $2.2 million and $396,000 at November 30, 2001, and $2.2 million and $310,000 at August 31, 2001, respectively. Amortization expense of approximately $86,000 was recorded for the first quarter of fiscal 2002. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2002 and the five succeeding fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2002 (Remainder)	258
	2003	344
	2004	344
	2005	344
	2006	316
	2007	239

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations. The Company will adopt this standard as of September 1, 2002.

3.  COMMON STOCK AND EARNINGS PER SHARE

	Three Months Ended
Shares of common stock outstanding were as follows:	November 30,
In thousands and unaudited	2001	2000

Balance at September 1,	33,356	32,821
Common stock issued for employee stock plans	204	77
Repurchase of common stock	(75)	(6)
Balance at November 30,	33,485	32,892
	=====	=====

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended November 30, 2001
Basic EPS
Net income available to common stockholders	$8,611	33,494	$0.26
Diluted EPS
Dilutive effect of stock options	––	1,128
Net income available to common stockholders	$8,611	34,622	$0.25
	=====	=====

For the Three Months Ended November 30, 2000
Basic EPS
Net income available to common stockholders	$7,752	32,879	$0.24
Diluted EPS
Dilutive effect of stock options	––	1,932
Net income available to common stockholders	$7,752	34,811	$0.22
	=====	=====

4.  SEGMENTS

The Company has three reportable segments based on geographic operations: the United States, Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located in Europe and other regions.

The European segment is headquartered in London, United Kingdom and maintains office locations in Frankfurt, Germany and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, expenses for software development, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”

Goodwill of $9,961,000 at November 30, 2001, reflects two prior acquisitions which reside within the U.S. segment.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For Three Months Ended November 30, 2001
Revenues from external clients	$ 39,690	$ 6,997	$ 2,322	$ 49,009
Segment operating profit *	9,095	3,296	1,026	13,417
Total assets at November 30, 2001	166,294	8,453	2,814	177,561
Capital expenditures	2,310	322	4	2,636

For Three Months Ended November 30, 2000
Revenues from external clients	$ 33,400	$ 5,399	$ 2,112	$ 40,911
Segment operating profit *	7,746	2,889	1,148	11,783
Total assets at November 30, 2000	132,836	7,235	2,209	142,280
Capital expenditures	4,418	428	30	4,876

* Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, software developments costs, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

5.  DATA CENTER RELOCATION CHARGE

During November 2001, the Company moved its New York City data center operations into a new data center facility in Manchester, New Hampshire. The New Hampshire data center and its associated lease were acquired by the Company from Vitts Networks, Inc. in July 2001. The Company placed the Manchester data facility into operation in November 2001 and incurred a non-recurring charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the carrying value of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 related to moving and other direct relocation costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended November 30,
In thousands, except per share data	2001	2000	Change

Revenues	$ 49,009	$ 40,911	19.8%
Cost of services	16,301	14,129	15.4
Selling, general and administrative	18,387	14,999	22.6
Data center relocation charge	904	––
Operating income	13,417	11,783	13.9
Net income	8,611	7,752	11.1
Diluted earnings per common share	$ 0.25	$ 0.22	13.6%

Revenues
Revenues rose 19.8% from $40.9 in the first three months of fiscal 2001 to $49.0 million in the first quarter of fiscal 2002. Stimulating the revenue growth were international expansion, increased demand for the Company’s Portfolio Analytics applications as well as the net addition of 99 clients over the preceding twelve months.

For the three months ended November 30, 2001, international revenues increased 24.1% to $9.3 million. Asia Pacific revenue from operations grew 9.9%; European revenues grew 29.6%. Total international revenues from operations accounted for 19.0% of consolidated revenues for the first quarter of fiscal 2002, an increase from 18.4% a year ago. More than 95% of the Company’s revenues are received in U.S. dollars. During the quarter ended November 30, 2001, net monetary assets held by FactSet’s international branch offices were immaterial. Accordingly, the Company’s exposure to foreign currency variations was not material.

Demand for the Company’s value-added applications, specifically, Portfolio Analytics, continued to rise. At the end of the first quarter of fiscal 2002, Portfolio Analytics had 265 clients representing over 1,900 subscribers compared to approximately 190 clients and nearly 1,500 subscribers for the same period a year ago.

The Company’s client count increased 13.0% to 863 at November 30, 2001 compared to 764 clients for the same period a year ago. Passwords, a measure of users of FactSet, declined by approximately 1,300 to 24,200 as of November 30, 2001 compared to 25,500 at November 30, 2000. The decline resulted from staffing cutbacks among the Company’s major investment banking clients over the past 12 months. This password reduction was generally limited to the investment banking segment of the Company’s business, as the aggregate user count for the Company’s investment management clients increased slightly over the same period.

First quarter fiscal 2002 client commitments grew to $198.6 million, an increase of 19.8% from the comparable period in fiscal 2001. (“Commitments” at a given point in time represent the forward-looking revenues for the next twelve months from all services being currently supplied to clients.) At quarter end, the average commitment per client was $230,000, down sequentially from $234,000 at August 31, 2001, but up from an average commitment of $217,000 at November 30, 2000. International commitments totaled $38.5 million, representing approximately 19.4% of total client commitments.

No individual client accounted for more than 5% of total commitments as of November 30, 2001, and commitments from the ten largest clients did not surpass 25% of total client commitments. Client retention remained at a rate in excess of 95%. As a matter of policy, the Company does not typically seek to enter into written contracts with its clients and clients may add, delete, or terminate services at any time.

OPERATING EXPENSES

Cost of Services
Cost of services grew to $16.3 million, an increase of 15.4% from $14.1 million for the same period in fiscal 2001. This first quarter rise in cost of services was attributed primarily to increased employee compensation costs, computer-related costs, data costs and communication costs, partially offset by a decline in clearing fees.

Employee Compensation and Benefits
The increase in compensation and benefits, which related to the software engineering and consulting groups was $1.5 million for the first quarter of fiscal 2002. The addition of new employees and increases in merit compensation were the primary components of this increase. Over the past twelve months, aggregate employee headcount in the software engineering and the consulting groups has risen 39.9%.

Computer-Related Costs
For the three months ended November 30, 2001, computer-related costs increased approximately $870,000 compared to the same period in the prior year. During fiscal 2001, the Company purchased computer-related equipment totaling approximately $24.1 million, the majority of which was related to the installation of six Compaq new generation Wildfire mainframe computers. The acquisition of this new technology resulted in higher levels of depreciation in fiscal 2002. Increased services from third party providers to support the upgraded systems caused the Company’s computer maintenance costs to rise in the first quarter of fiscal 2002 compared with the same period in fiscal 2001.

Data Costs
Data costs rose approximately $410,000 from the first quarter of fiscal 2001. The growth in data costs was due to the addition of new databases as well as increased data fees resulting from a greater number of client users compared with the same period in fiscal 2001.

Communication Costs
For the three months ended November 30, 2001, communication costs increased approximately $460,000 from the same period a year ago. The primary factor in this increase was an extensive upgrade in the private wide area networks utilized by the Company’s clients for connecting to FactSet’s mainframe systems.

Clearing Fees
To compensate for clearing broker fees paid by the Company, commission-paying clients who elect to pay for FactSet services via commissions on securities transactions are charged a greater amount than cash-paying clients. Cash fees produce higher operating margins than commission revenues. However, commission revenues, net of clearing fees, are approximately the same as cash fee revenues. Commission revenues as a percentage of total revenues have declined to 28.3% for the first quarter of fiscal year 2002 from 31.7% a year ago. Clearing fees decreased $1.1 million from the comparable period in fiscal 2001 primarily as a result of a decrease in the clearing rate by one of the Company’s third party clearing brokers as well as a decline in international trading volume by the Company’s clients. International trades bear higher clearing fees than domestic trades.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses rose to $18.4 million for the three months ended November 30, 2001, an increase of 22.6% from the same period in fiscal year 2001. Higher costs related to employee compensation and benefits and office expenses partially offset by lower travel and entertainment expenses were the major factors behind this increase.

Employee Compensation and Benefits
Employee compensation and benefits for the sales, product development and other support departments increased $2.3 million compared to the first quarter of fiscal 2001. This increase is primarily attributable to the hiring of additional employees and increased merit compensation. Employee headcount for these departments increased 18.1% during the past twelve months.

Office Expenses
Rent, amortization of leasehold improvements and depreciation of furniture and fixtures rose $1.2 million from the same period a year ago. Office expansions in Stamford, Connecticut, New York, New York and London, England and office openings in Frankfurt, Germany, Chicago, Illinois and Manchester, New Hampshire during the last twelve months were the primary contributors to this increase.

Travel and Entertainment Expense
For the quarter ended November 30, 2001, travel and entertainment (“T&E”) expense declined approximately $969,000 from the first quarter of fiscal 2001. During the first three months of fiscal 2001, the Company held internal conferences associated with various major departments. In fiscal 2002, the Company elected not to hold these departmental conferences, thereby reducing the T&E expenses in the first quarter of fiscal 2002 compared to the same period a year ago.

Operating Margin
For the quarter ended November 30, 2001, operating margin was 27.4% compared to 28.8% for the same period a year ago. Excluding the non-recurring data center relocation charge, the operating margin for the first quarter of fiscal 2002 was 29.2%, representing an increase of 0.4% from the prior year. The improvement in operating margin for the three months ended November 30, 2001 is primarily attributable to a decrease in clearing fees and travel expenses as a percentage of revenues, partially offset by increases in employee compensation and benefits, computer-related costs, communications costs and office expenses as a percentage of revenues.

Income Taxes
For the first quarter fiscal 2002, income tax expense rose $452,000 from the same period in fiscal 2001. Pretax income increased $1.3 million compared to the year ago period. The effective tax rate for the first quarter of fiscal 2002 was 38.6% compared to 39.0% for the same period a year ago. Excluding the one-time data relocation charge in the first quarter of fiscal 2002, pretax income rose $2.2 million, an increase of 17.4% from the same period a year ago.

Liquidity
For three months ended November 30, 2001, and 2000 respectively, cash generated by operating activities was $17.5 million and $12.7 million, an increase of $4.8 million. Year over year, cash flows from operations improved primarily as a result of higher levels of profitability, declining accounts receivable, increases in non-cash expenses, current taxes payable, and accounts payable and accrued expenses, partially offset by decreases in accrued compensation and deferred fees and commissions.

Capital Expenditures
The Company’s capital expenditures for three months ended November 30, 2001 totaled $2.6 million. Capital expenditures during the first quarter of fiscal 2002 were largely related to an office expansion in Boston, Massachusetts and office openings in Frankfurt, Germany and Chicago, Illinois.

Financing Operations and Capital Needs
At November 30, 2001, cash, cash equivalents and investments totaled $91.5 million or 51.5% of the Company’s total assets. All the Company’s operating and capital expense requirements were financed entirely with cash generated from the Company’s operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
The Company is a party to two credit facilities totaling $25.0 million for working capital and general corporate purposes. Approximately $464,000 of the credit facilities is currently utilized for letters of credit issued in the ordinary course of business. The Company has no present plans to draw on any portion of the remaining available credit of approximately $24.5 million.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. The company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 require that business combinations initiated subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company will complete its transitional impairment assessment of goodwill during the second quarter of fiscal 2002. SFAS 142 requires that goodwill and certain intangible assets be tested for impairment at least annually. The Company will perform its annual goodwill impairment test during the fourth quarter of each fiscal year as well as any additional impairment test required on an event-driven basis.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect FactSet’s expectations as of January 14, 2002. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. The Company does not intend to update its forward-looking statements until its next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2002 Expectations

o Revenues are expected to range between $49.0 million and $50.5 million.
o Operating margins should be comparable with the first quarter of fiscal 2002, excluding the non-recurring expense related to the relocation of the New York data center incurred during the first quarter of fiscal 2002.

Full Year Fiscal 2002 Expectations

o Capital expenditures should total approximately $15 million.

Recent Market Trends
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since March 2000, major equity indices (e.g., Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index, Nikkei 225) have experienced significant declines coupled with increased levels of volatility. Historically, there has been little correlation between the results of the Company’s operations and the performance of the global equity markets. There is a potential for a continued global downturn in the general economic and market conditions. A prolonged decline in the global equity markets could negatively impact a large number of the Company’s clients (investment management firms and investment banks) and increase the possibility of personnel reductions among FactSet’s existing and potential clients.

The fair market value of the Company’s investment portfolio at November 30, 2001 was $43.5 million. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of the Company's investment portfolio. Pursuant to the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company’s investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company’s investment guidelines. Because the Company has no outstanding indebtedness and, for the reasons enumerated above, the Company’s financial exposure to fluctuations in interest rates is expected to continue to be low.

All the Company’s investments are held in U.S. dollars and greater than 95% of the Company's revenues are transacted in U.S. dollars. Accordingly, the Company’s exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

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

These future factors include, but are not limited to, the ability to hire qualified personnel; maintenance of the Company’s leading technological position; the impact of global market trends on the Company’s revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases; retention of key clients; the successful resolution of ongoing audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K: None
(a) Exhibits: None
(b) Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	January 14, 2002	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer
and Secretary