Form 10-Q
period 2002-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2002-04-12
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2002

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
Yes |X|      No|_|

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on February 28, 2002, was 33,618,114.

FactSet Research Systems Inc.

Form 10–Q

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME–Unaudited
	Three Months Ended		Six Months Ended
(In thousands, except per share data)	Feb 28, 2002	Feb 28, 2001	Feb 28, 2002	Feb 28, 2001

Subscription Revenues
Commissions	$15,000	$13,981	$28,879	$26,938
Cash fees	35,367	28,943	70,497	56,897
Total subscription revenues	50,367	42,924	99,376	83,835

Expenses
Cost of services	16,598	14,569	32,899	28,698
Selling, general and administrative	18,729	15,818	37,116	30,817
Data center relocation charge (see Note 5)	––	––	904	––
Total operating expenses	35,327	30,387	70,919	59,515

Income from operations	$15,040	$12,537	$28,457	$24,320
Other income	574	942	1,182	1,873
Income before income taxes	15,614	13,479	29,639	26,193
Provision for income taxes	5,790	5,107	11,204	10,069
Non-recurring tax benefit (see Note 2)	(893)	––	(893)	––
Total provision for income taxes	4,897	5,107	10,311	10,069
Net income	$10,717	$ 8,372	$19,328	$16,124
	======	======	======	======

Basic earnings per common share	$0.32	$0.25	$0.58	$0.49
	====	====	====	====
Diluted earnings per common share	$0.31	$0.24	$0.56	$0.46
	====	====	====	====

Weighted average common shares (Basic)	33,546	32,973	33,520	32,927
	=====	=====	=====	=====
Weighted average common shares (Diluted)	35,078	34,779	34,815	34,797
	=====	=====	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended		Six Months Ended
(In thousands)	Feb 28, 2002	Feb 28, 2001	Feb 28, 2002	Feb 28, 2001

Net income	$10,717	$8,372	$19,328	$16,124
Change in unrealized gain (loss) on investments, net of taxes	(30)	35	(3)	42
Comprehensive income	$10,687	$8,407	$19,325	$16,166
	=====	=====	======	======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION–Unaudited
ASSETS	February 28,	August 31,
(In thousands)	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$ 55,704	$ 38,583
Investments	39,613	40,722
Receivables from clients and clearing brokers, net	33,836	33,216
Receivables from employees	685	620
Prepaid taxes	1,346	––
Deferred taxes	4,426	5,342
Other current assets	2,018	1,744
Total current assets	137,628	120,227

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	93,924	90,050
Less accumulated depreciation and amortization	(62,977)	(54,584)
Property, equipment and leasehold improvements, net	30,947	35,466

OTHER NON-CURRENT ASSETS
Goodwill	9,961	9,961
Intangible assets, net	1,761	1,933
Deferred taxes	3,910	3,006
Other assets	1,965	1,958
TOTAL ASSETS	$186,172	$172,551
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 28,	August 31,
(In thousands, except per share data)	2002	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 10,926	$ 6,183
Accrued compensation	7,065	10,840
Deferred fees and commissions	8,545	10,869
Dividends payable	1,345	1,334
Current taxes payable	––	4,447
Total current liabilities	27,881	33,673

NON-CURRENT LIABILITIES
Deferred rent	578	616
Total liabilities	28,459	34,289

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	337	334
Capital in excess of par value	30,633	25,832
Retained earnings	131,421	114,774
Accumulated other comprehensive income	135	138
	162,526	141,078
Less treasury stock, at cost	(4,813)	(2,816)
Total stockholders’ equity	157,713	138,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$186,172	$172,551
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Six Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited	February 28,
(In thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,328	$16,124
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,471	7,635
Deferred tax provision	12	1,945
Accrued ESOP contribution	1,080	850
Net income adjusted for non-cash items	29,891	26,554
Changes in assets and liabilities
Receivables from clients and clearing brokers	(620)	(1,948)
Prepaid taxes	(1,346)	––
Receivables from employees	(65)	269
Accounts payable and accrued expenses	4,743	5,437
Accrued compensation	(3,055)	(596)
Deferred fees and commissions	(2,324)	418
Current taxes payable	(4,447)	3,152
Other working capital accounts, net	(321)	(755)
Income tax benefits from stock option exercises	873	432
Net cash provided by operating activities	23,329	32,963

CASH FLOWS FROM INVESTING ACTIVITIES
Sales (purchases) of investments, net	1,106	(8,053)
Purchases of property, equipment and leasehold improvements	(4,780)	(16,487)
Net cash used in investing activities	(3,674)	(24,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,511)	(1,842)
Repurchase of common stock	(1,997)	(163)
Proceeds from exercise of stock options	1,974	1,386
Net cash used in financing activities	(2,534)	(619)

Net increase in cash and cash equivalents	17,121	7,804
Cash and cash equivalents at beginning of period	38,583	39,629
Cash and cash equivalents at end of period	$55,704	$47,433
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
As of February 28, 2002, and for the three and six months then ended
(Unaudited)

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

To facilitate the receipt of subscription revenues paid on a commission basis, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”) is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934.

Subscription revenues paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.

FactSet Limited, FactSet GmbH, FactSet Pacific, Inc. and LionShares Europe S.A.S. are wholly owned subsidiaries of the Company, with operations in London, Frankfurt, Tokyo, Hong Kong, Sydney and Avon (France). The Company acquired Innovative Systems Techniques, Inc. (“Insyte”) in fiscal 2000, which is inactive, as is its wholly owned subsidiary, eLumient.com.

2.   ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited statements of financial condition and related interim statements of income, comprehensive income and cash flows include all normal adjustments as well as accounting changes promulgated by the Company’s adoption of the Financial Accounting Standards Board Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), necessary to present fairly the results of the Company’s operations for the interim periods in conformity with generally accepted accounting principles in the United States. The interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2001.

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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, depreciable lives of fixed assets, accrued expenses, accrued compensation, receivable reserves and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

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

Income and Deferred Taxes
Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes. Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value. Included in income taxes for the second quarter fiscal quarter 2002 was a non-recurring tax benefit of $893,000 from adjustments to prior years’ federal and state tax returns that resulted from a favorable state income tax ruling.

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

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. The company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 require that business combinations initiated subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company completed its transitional impairment assessment of goodwill during the second quarter of fiscal 2002 and determined that goodwill was not impaired. During the first half of fiscal 2002, no additional goodwill was acquired nor was any goodwill written off. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-lined basis over useful lives of seven to fifteen years. SFAS 142 requires that goodwill and certain intangible assets be tested for impairment at least annually. The Company will perform its annual goodwill impairment test during the fourth quarter of each fiscal year as well as any additional impairment test required on an event-driven basis.

Net income and earnings per share adjusted to exclude amortization expense of goodwill is as follows:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
In thousands, except per share data and unaudited	2002	2001	2002	2001

Reported net income	$10,717	$8,372	$19,328	$16,124
Add back:
Goodwill amortization, net of tax benefit of $47 and $106, respectively	––	78	––	169
Adjusted net income	$10,717	$8,450	$19,328	$16,293

Basic earnings per share:
Reported net income	$0.32	$0.25	$0.58	$0.49
Goodwill amortization	––	0.01	––	––
Adjusted net income	$0.32	$0.26	$0.58	$0.49

Diluted earnings per share:
Reported net income	$0.31	$0.24	$0.56	$0.46
Goodwill amortization	––	––	––	0.01
Adjusted net income	$0.31	$0.24	$0.56	$0.47

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of Insyte and the LionShares business segment in August 2000 and April 2001, respectively. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of the acquired technology is 6.63 years. These intangible assets have no assigned residual values. In connection with the adoption of SFAS 142, the Company also reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate. No additional intangible assets were acquired during the first half of fiscal 2002.

The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $2.2 million and $482,000 at February 28, 2002, and $2.2 million and $310,000 at August 31, 2001, respectively. Amortization expense of approximately $86,000 and $172,000, was recorded during the second quarter and first six months of fiscal 2002, respectively. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2002 and the five succeeding fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2002 (Remainder)	$ 172
	2003	344
	2004	344
	2005	344
	2006	316
	2007	239

In October 2001, the Financial Accounting Standards Board issued Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The Company does not expect the adoption of this standard to have a material effect on its financial condition or results of operations. The Company will adopt this standard as of September 1, 2002, the beginning of its fiscal year.

3.  COMMON STOCK AND EARNINGS PER SHARE

	Six Months Ended
Shares of common stock outstanding were as follows:	February 28,
In thousands and unaudited	2002	2001

Balance at September 1,	33,356	32,821
Common stock issued for employee stock plans	345	228
Repurchase of common stock	(83)	(6)
Balance at February 28,	33,618	33,043
	=====	=====

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended February 28, 2002
Basic EPS
Net income available to common stockholders	$10,717	33,546	$0.32
Diluted EPS
Dilutive effect of stock options	––	1,532
Net income available to common stockholders	$10,717	35,078	$0.31
	=====	=====

For the Three Months Ended February 28, 2001
Basic EPS
Net income available to common stockholders	$8,372	32,973	$0.25
Diluted EPS
Dilutive effect of stock options	––	1,806
Net income available to common stockholders	$8,372	34,779	$0.24
	=====	=====

For the Six Months Ended February 28, 2002
Basic EPS
Net income available to common stockholders	$19,328	33,520	$0.58
Diluted EPS
Dilutive effect of stock options	––	1,295
Net income available to common stockholders	$19,328	34,815	$0.56
	=====	=====

For the Six Months Ended February 28, 2001
Basic EPS
Net income available to common stockholders	$16,124	32,927	$0.49
Diluted EPS
Dilutive effect of stock options	––	1,870
Net income available to common stockholders	$16,124	34,797	$0.46
	=====	=====

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

The European segment is headquartered in London, United Kingdom and maintains office locations in Frankfurt, Germany and Paris and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in the respective geographic locations. There are no intersegment or intercompany sales. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, expenses for software development, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”

Goodwill of $9,961,000 at February 28, 2002, reflects two prior acquisitions which reside within the U.S. segment.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For Three Months Ended February 28, 2002
Revenues from external clients	$ 40,749	$ 7,309	$ 2,309	$ 50,367
Segment operating profit *	10,829	3,229	982	15,040
Total assets at February 28, 2002	170,609	12,285	3,278	186,172
Capital expenditures	1,715	429	––	2,144

For Three Months Ended February 28, 2001
Revenues from external clients	$ 34,692	$ 6,043	$ 2,189	$ 42,924
Segment operating profit *	8,997	2,671	869	12,537
Total assets at February 28, 2001	148,570	9,601	2,627	160,798
Capital expenditures	11,060	339	212	11,611

For Six Months Ended February 28, 2002
Revenues from external clients	$ 80,439	$ 14,306	$ 4,631	$ 99,376
Segment operating profit *	19,924	6,525	2,008	28,457
Capital expenditures	4,025	751	4	4,780

For Six Months Ended February 28, 2001
Revenues from external clients	$ 68,092	$ 11,442	$ 4,301	$ 83,835
Segment operating profit *	16,743	5,560	2,017	24,320
Capital expenditures	15,478	767	242	16,487

* Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, software developments costs, clearing fees, data fees, income taxes and corporate headquarters charges are recorded by the U.S. segment.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended			Six Months Ended
	Feb 28,	Feb 28,		Feb 28,	Feb 28,
In thousands, except per share data	2002	2001	Change	2002	2001	Change

Revenues	$ 50,367	$ 42,924	17.3%	$ 99,376	$ 83,835	18.5%
Cost of services	16,598	14,569	13.9	32,899	28,698	14.6
Selling, general and administrative	18,729	15,818	18.4	37,116	30,817	20.4
Non-recurring data center relocation charge	––	––		904	––
Operating income	15,040	12,537	20.0	28,457	24,320	17.0
Provision for income taxes	5,790	5,107	13.4	11,204	10,069	11.3
Non-recurring tax benefit	(893)	––		(893)	––
Total income taxes	4,897	5,107		10,311	10,069
Net income	10,717	8,372	28.0	19,328	16,124	19.9
Diluted earnings per common share	$ 0.31	$ 0.24	29.2%	$ 0.56	$ 0.46	21.7%

REVENUES
Revenues for the quarter ended February 28, 2002 increased 17.3% to $50.4 million compared to $42.9 million a year ago. During the first half of fiscal 2002 revenues grew 18.5% to $99.4 million. The key catalysts of revenue growth were greater demand for the Company’s value added applications and databases, as well as the net addition of 94 new clients over the past twelve months.

The Company’s value-added applications, in particular, Portfolio Analytics, were the focus of increased demand. At February 28, 2002, there were approximately 285 clients consisting of approximately 2,000 subscribers to the Company’s Portfolio Analytics applications compared to approximately 200 clients and nearly 1,600 subscribers for the same period a year ago.

At February 28, 2002, the Company’s client count grew 12.0% to 880 clients compared to 786 clients for the same period a year ago. During the twelve month period ended February 28, 2002, passwords decreased by 3,100 users. Passwords, a measure of users of FactSet, declined by approximately 1,600 to 22,600 during the three months ended February 28, 2002. Staffing cutbacks among the Company’s major investment banking clients over the past 12 months was the central factor for the decline in passwords during that period. The password decline was limited to the investment banking sector of the Company’s business, as the aggregate user count for the Company’s investment management clients has increased over the past twelve months.

International operations revenues for the quarter ended February 28, 2002 increased 16.8% to $9.6 million. During the quarter, revenues from European operations rose 21% while revenues in Asia Pacific also increased 5.5%. For the first six months of fiscal 2002, overseas revenues were $18.9 million, an increase of 20.3% from the same period in fiscal 2001. Revenues from international operations accounted for 19.1% of consolidated revenues for both the second quarter and the first half of fiscal 2002. Over 95% of the Company’s revenues are received in U.S. dollars. Net monetary assets held by FactSet’s international branch offices during the quarter ended February 28, 2002 were immaterial. Accordingly, the Company’s exposure to foreign currency fluctuations was not material.

Total client commitments at February 28, 2002 grew to $206.9 million, an increase of 16.3% from the year ago period. (“Commitments” at a given point in time represent the forward-looking revenues for the next twelve months from all services being currently supplied to clients.) At quarter end, the average commitment per client was $235,000, up from an average of $226,000 a year ago. Commitments from international clients at February 28, 2002, were $39.3 million, representing approximately 19% of total client commitments.

No individual client accounted for more than 5% of total commitments. Commitments from the ten largest clients did not surpass 25% of total client commitments. For both the second quarter of fiscal 2002 and the first half of the year, client retention remained at a rate in excess of 95%. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients may add, delete, or terminate services at any time.

OPERATING EXPENSES

Cost of Services
For the quarter ended February 28, 2002, cost of services rose to $16.6 million, a 13.9% increase compared to second quarter of fiscal 2001. Cost of services grew 14.6% to $32.9 million for the first six months of fiscal 2002. Increases in cost of services for the second quarter and the first half of fiscal 2002 were attributed primarily to higher employee compensation costs, computer-related costs, data costs and communication costs, partially offset by a decline in clearing fees.

Employee Compensation and Benefits
During the second quarter of fiscal 2002, employee compensation and benefits for the applications engineering and consulting groups grew $1.1 million and $2.6 million for the first six months of fiscal 2002. This growth is largely the result of employee additions and increases in merit compensation. Aggregate employee headcount in the software engineering and the consulting groups grew 24.8% over the past twelve months.

Computer-Related Costs
Computer-related costs grew $593,000 for the second quarter of the fiscal year over the same period a year ago. For the first six months of fiscal 2002, computer-related costs increased $1.5 million. The Company purchased computer-related equipment, the majority of which was related to the installation of six of Compaq’s new generation Wildfire mainframe computers for $24.1 million during fiscal 2001. As a result of this newly acquired technology, higher levels of depreciation occurred during 2002. The Company’s computer maintenance costs rose in the first half of fiscal 2002 compared to the same period in fiscal 2001 due to increased services from third party providers to support the upgraded systems.

Data Costs
For the quarter ended February 28, 2002, data costs grew approximately $264,000 and increased $673,000 for six months ended February 28, 2002, compared to the same period in fiscal 2001. The addition of new databases as well as increased data fees resulting from a greater number of client users over the comparable period in fiscal 2001 were the primary drivers of the rise in data costs.

Communication Costs
For the quarter ended February 28, 2002, communication costs rose approximately $370,000 from the same period a year ago. At the end of the first half of fiscal 2002, communication costs increased $830,000 over the six month period ended February 28, 2001. An extensive upgrade in the private wide area networks utilized by the Company’s clients linking them to FactSet’s mainframe systems and the net addition of 94 new clients over the past twelve months were the main factors contributing to this increase.

Clearing Fees
Commission-paying clients who choose to pay for FactSet services via commissions on securities transactions are charged a greater amount than cash-paying clients to compensate for clearing broker fees paid by the Company. Commission revenues, net of clearing fees, are approximately equal to cash fee revenues. Cash fees generate larger margin percentages than commissions revenues because no clearing fees are incurred. For the second quarter of fiscal year 2002, commission revenues as a percentage of total revenues declined to 29.8% from 32.6% a year ago. A reduction in the clearing rate charged by both of the Company’s third party clearing brokers as well as a decrease in international trading volume by the Company’s clients were the major factors for the approximately $304,000 and the $1.4 million declines in clearing fees from the quarter and six months ended February 28, 2002, respectively.

Selling, General and Administrative
For the quarter ended February 28, 2002, selling, general and administrative (SG&A) expenses grew to $18.7 million, an increase of 18.4% from the same period a year ago. For the first six months of fiscal 2002, SG&A expenses were $37.1 million, up 20.4% from the first half of fiscal 2001. Increases in both periods were due to higher costs related to employee compensation and benefits and office expenses partially offset by lower travel and entertainment expenses.

Employee Compensation and Benefits
For the three months ended February 28, 2002, employee compensation and benefits for the sales, product development and other support departments rose $1.1 million compared to the same period in the prior year. During the first half of fiscal 2002, employee compensation and benefits increased $3.4 million. This growth is largely due to the hiring of additional employees and increased merit compensation. Over the past twelve months, employee headcount for these departments increased 23.1%.

Office Expenses
For the three months ended February 28, 2002, rent, amortization of leasehold improvements and depreciation of furniture and fixtures increased $1.3 million compared to the second quarter of fiscal 2001. At the end of the first half of fiscal 2002, these expenses grew $2.6 million over the same period a year ago. These increases are primarily attributable to office expansions in Stamford, Connecticut; New York, New York; Boston, Massachusetts and London, England, office openings in Frankfurt, Germany; Chicago, Illinois and a data center opening in Manchester, New Hampshire during the last twelve months.

Travel and Entertainment Expense
Travel and entertainment (“T&E”) expense decreased $535,000 for the three months ended February 28, 2002 compared to the prior year period. The decline in travel costs during the second quarter of fiscal 2002 largely resulted from more efficient travel by the Company’s sales and consulting departments as well as a decline in the Company’s air travel costs. For the first six months of fiscal 2002, T&E declined $1.5 million from the same period a year ago. During the first six months of fiscal 2001, the Company held internal conferences associated with several major departments. The Company elected not to hold these departmental conferences during the first six months of fiscal 2002. This decision, coupled with more efficient travel by company personnel as well as a decline in the Company’s air travel costs, were the key factors in the decline of T&E expenses for the six month period ended February 28, 2002.

Data Center Relocation Charge
During November 2001, the Company moved its New York City data center operations into a new data center facility in Manchester, New Hampshire. The New Hampshire data center and its associated lease were acquired by the Company from Vitts Networks, Inc. in July 2001. The Company placed the Manchester data facility into operation in November 2001. In the first quarter of fiscal 2002, the Company incurred a non-recurring charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the carrying value of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 related to moving and other direct relocation costs.

Operating Margin
Operating margin for the quarter ended February 28, 2002 was 29.9% compared to 29.2% for the same period a year ago. Excluding the one-time data center relocation charge, the operating margin for the first six months of fiscal 2002 was 29.5% compared to 29.0% for the first six months of fiscal 2001. Decreases in clearing fees, travel expenses and employee compensation and benefits as a percentage of revenues, partially offset by increases in office expenses, communication costs, professional fees and other expenses as a percentage of revenues were the major contributors to the improvement in the Company’s operating margin for the second quarter of fiscal 2002. The operating margin for the six months ended February 28, 2002, improved as a result of clearing fees and travel expenses declining as a percentage of revenues, partially offset by increases in office expenses, employee compensation and benefits, communication costs, data costs, professional fees and computer related costs as a percentage of revenues.

Income Taxes
Income tax expense of $4.9 million in the second quarter of fiscal 2002 included a non-recurring tax benefit of $893,000. This non-recurring tax benefit is primarily related to adjustments to prior year’s federal and state tax returns that resulted from a favorable state income tax ruling. Prior to the non-recurring tax benefit, income tax expense increased approximately $683,000 from the same period a year ago. Excluding the non-recurring tax benefit, the effective tax rate for the second quarter of fiscal 2002 was 37.1% compared to 37.9% for the same period a year ago. Income tax expense for the first half of fiscal 2002 was $10.3 million, an increase of $242,000. Without the one-time income tax benefit in the first half of fiscal 2002, the increase was $1.1 million. The effective tax rate, excluding the non-recurring tax benefit, for the first half of fiscal 2002 was 37.8% versus 38.4% in the prior year period. The decline in the effective tax rate to 37.8% for the first six months of fiscal 2002 was due to new state income tax planning which was supported by a favorable state income tax ruling during the second quarter of fiscal 2002.

Liquidity
Cash generated by operating activities was $23.3 million, a decrease of $9.6 million over the comparable six-month period in fiscal 2001. The year over year decline in operating cash flows was due to a decrease in current taxes payable and an increase in prepaid taxes that was largely the result of prior year tax refunds owed to the Company, in addition to the timing of income tax payments related to fiscal 2002. Also causing the decline in operating cash flows were decreases in deferred fees and commissions, lowered accrued compensation and reduced growth in deferred tax assets in fiscal 2002, partially offset by higher levels of profitability, increases in non-cash expenses and a decreasing rate of growth in accounts receivables.

Capital Expenditures
The Company’s capital expenditures for the second quarter totaled $2.1 million and $4.8 million for the first six months of fiscal year 2002. An office expansion in Boston, Massachusetts and office openings in Frankfurt, Germany and Chicago, Illinois were the main components of the fiscal 2002 capital expenditures.

Financing Operations and Capital Needs
Cash, cash equivalents and investments totaled $95.3 million or 51.2% of the Company’s total assets at February 28, 2002. All of the Company’s operating and capital expense requirements were financed entirely from cash generated from the Company’s operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
The Company is a party to two credit facilities totaling $25.0 million for working capital and general corporate purposes. Approximately $464,000 of the credit facility is currently utilized for letters of credit issued in the ordinary course of business. The Company has no present plans to draw on any portion of the remaining available credit of $24.5 million, other than for letters of credit issued in the ordinary course of business.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. The company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 requires that business combinations initiated subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company completed its transitional impairment assessment of goodwill during the second quarter of fiscal 2002 and determined that goodwill was not impaired. During the first half of fiscal 2002, no additional goodwill was acquired nor was any goodwill written off. SFAS 142 requires the goodwill and certain intangible assets be tested for impairment at least annually. The Company will perform its annual goodwill impairment test during the fourth quarter of each fiscal year as well as any additional impairment test required on an event-driven basis.

Critical Accounting Policies
In December of 2001, the SEC issued FR 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and in January of 2002, the SEC issued FR 61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is making certain incremental disclosures on its critical accounting policies below pursuant to these changes. The Company does not engage in off-balance sheet financing activities, make use of derivatives transactions or engage in significant related party transactions. Lease commitments and credit lines are disclosed in the annual report on Form 10-K for each fiscal year. Moreover, the Company has determined that the following represents its critical accounting policies.

Revenue Recognition
As a matter of policy, the Company does not seek to enter into written contracts with its clients and promotes flexibility in which clients are generally free to add to, delete from or terminate service at any time. The Company recognizes revenue using a subscription-based model in which subscription charges are quoted to a client on an annual basis. Subscription revenues are earned monthly as services are provided and are based on one-twelfth of the annual subscription charge quoted to each client. The Company bills its clients for services provided on a monthly basis in arrears. Clients frequently add and delete users, change the mix of services they require from FactSet, and, occasionally, cancel the Company’s services. Due provision is made each month to accrue for such cancellations and billing adjustments based on estimates developed using historical activity and taking known changes in client activity into account. An appropriate reserve is maintained to account for such estimated cancellations and adjustments and is included in receivable reserves, discussed below.

Amounts that have been billed to clients, and therefore earned, but have not yet been paid via cash payments or the receipt of commissions on securities transactions are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers. Amounts that have been received through the receipt of commission on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees and commissions.

Receivable Reserves
The Company’s client base has historically been of a high quality and, as such, the Company has not historically experienced high credit-related write-offs. The Company analyzes aged client receivables each month and directs its collection efforts accordingly. The Company takes historical company information, industry trends and general market conditions into account in estimating reserves, and applies a percentage to the month-end client receivable balance. Additionally, also included in receivable reserves are amounts relating to estimated cancellations and billing adjustments discussed above.

Valuation of Goodwill and Other Intangible Assets
As discussed in Note 2 to the consolidated financial statements, the Company adopted SFAS 142 as of September 1, 2001. SFAS 142 requires that a traditional goodwill impairment test be completed during the first six months of the year the standard is adopted. SFAS 142 further requires the Company to perform a separate annual goodwill impairment test each year along with additional goodwill impairment tests on an event-driven basis. The Company performed its transitional goodwill impairment tested during the quarter ended February 28, 2002, and noted that goodwill had not been impaired. On an ongoing basis, the Company will evaluate the acquired businesses and related assets for indications of potential impairment. The Company may base its judgment regarding the existence of impairment indicators by relying on market conditions, legal and technological factors and the operational performance of the acquired businesses and related assets. Future events could cause the Company to conclude that indicators of impairment do exist and that goodwill associated with the Company’s previous acquisitions is impaired.

As a result of the Company’s acquisition of Insyte and the LionShares businesses, the Company recorded assets for acquired technology on its Consolidated Statements of Financial Condition. Intangibles are reviewed by the Company for evidence of impairment whenever changes in circumstances or events indicate that the carrying value of the intangible assets may not be recoverable.

Property, Equipment and Leasehold Improvements
Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years. Furniture and fixtures are depreciated over estimated useful lives of five years using a declining balance method. Amortization of leasehold improvements is on a straight-line basis over the shorter of the terms of the related leases or the estimated useful lives of the improvements. The Company evaluates the potential impairment of its fixed assets whenever changes in circumstances or events indicate that the carrying value of the fixed assets may not be recoverable. Factors that may cause an impairment review of fixed assets include, but are not limited to, the following:

o	significant changes in technology resulting in obsolescence or reduced utility of current computer-related assets utilized by the Company in its operations; and
o	significant changes in the manner in which the Company in conducting its operations uses these assets.

Accounting for Income Taxes
The Company makes estimates related to its income taxes in each of the jurisdictions in which it operates. Deferred taxes are determined by calculation of the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, the Company recognizes deferred tax assets and liabilities, which are recorded in its Consolidated Statements of Financial Condition. A valuation allowance is established to the extent that the Company considers it more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, this amount is included in the Company’s Consolidated Statements in Income as an expense or benefit within the provision for income taxes.

Accrued Liabilities
In conformity with generally accepted accounting principles, the Company makes significant estimates in determining its accrued liabilities. Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of departmental performance is conducted each year end and senior management and/or the Board of Directors, as applicable, determine the ultimate amount of discretionary bonus pools in connection with this review. Compensation is also reviewed throughout the year to determine how overall performance tracks against expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusts accrual rates as appropriate. Because final reviews are not normally completed until after the year-end closing cycle, it is possible that actual amounts ultimately approved could differ from amounts previously accrued based upon information available prior to the final reviews.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect FactSet’s expectations as of April 12, 2002. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. The Company does not intend to update its forward-looking statements until its next quarterly results announcement, other than in publicly available statements.

At February 28, 2002, total commitments were $206.9 million. Historically, total commitments at the end of the second quarter have been a reliable indicator of revenues for the fiscal year ending six months after quarter end.

Third Quarter Fiscal 2002 Expectations

o	Revenues are expected to range between $51.0 million and $52.5 million.

o	Operating margins should be comparable with the first half of fiscal 2002, excluding the non-recurring expenses related to the relocation of the New York data center incurred during the first fiscal quarter.

o	The effective tax rate should be approximately 37.8%

Full Year Fiscal 2002 Expectations

o	Capital expenditures should total approximately $15 million.

Recent Market Trends
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since March 2000, major equity indices (Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index) have experienced significant declines coupled with increased levels of volatility. Historically, there has been little correlation between the results of the Company’s operations and the performance of the global equity markets. Although the market declines noted above have moderated recently, a subsequent reacceleration of a downward trend in the financial markets creates the potential for a continued global downturn in general economic and market conditions. A prolonged decline in the global equity markets could negatively impact a large number of the Company’s clients (investment management firms and investment banks) and increase the possibility of personnel reductions among FactSet’s existing and potential clients.

The fair market value of the Company’s investment portfolio at February 28, 2002 was $39.6 million. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of the Company’s investment portfolio. Pursuant to the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company’s investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company’s investment guidelines. Because the Company has no outstanding indebtedness and, for the reasons enumerated above, the Company’s financial exposure to fluctuations in interest rates is expected to continue to be low.

All of the Company’s investments are held in U.S. dollars and more than 95% of the Company’s revenues are generated in U.S. dollars. Accordingly, the Company’s exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

Company Developments
At any given time, the Company has underway the research and development of a number of various products that it anticipates bringing to market at some point in the future. In this context, FactSet has begun the process of creating such products as an ownership screening application for the LionShares database, a real time quote application and various portfolio reporting tools, each of which it expects to develop and test during the remainder of the current fiscal year. It is not possible to predict with any certainty at this time when such products will be available for sales or what the customer base for their uses will be.

Income Taxes
During the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. Audits by three taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about the Company’s strategy for growth, product development, market position, commitments and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “commitments” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.

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

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders:
The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on January 10, 2002.

1. Two nominees to the Board of Directors were elected:

Director	Term	For	Not For	Abstain
Joseph A. Laird, Jr.	3 yrs.	25,144,821	484,060	––
Charles J. Snyder	3 yrs.	25,386,958	241,923	––

2. The appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company was ratified:

For		25,406,691
Not for		182,841
Abstain		39,349

Item 5.                    Other Information:       None

Item 6.                    Exhibits and Reports on Form 8-K:
                               (a)  Exhibit 10.31    Amendment to 364-Day Credit Agreement dated March 29, 2002.
                               (b)  Reports on Form 8-K:        None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	April 12, 2002	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer
and Secretary