Form 10-Q
period 2002-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2002-07-15
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2002

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
Yes |X|      No|_|

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 31, 2002, was 33,766,129.

FactSet Research Systems Inc.

Form 10–Q

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME–Unaudited
	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2002	2001	2002	2001

Subscription Revenues
Commissions	$15,598	$14,757	$44,477	$41,695
Cash fees	36,818	30,617	107,315	87,514
Total subscription revenues	52,416	45,374	151,792	129,209

Expenses
Cost of services	17,339	15,863	50,238	44,561
Selling, general and administrative	18,956	16,524	56,072	47,341
Data center relocation charge (see Note 5)	––	––	904	––
Total operating expenses	36,295	32,387	107,214	91,902

Income from operations	$16,121	$12,987	$44,578	$37,307
Other income	522	830	1,704	2,703
Income before income taxes	16,643	13,817	46,282	40,010
Provision for income taxes	6,291	5,245	17,495	15,314
Non-recurring tax benefit (see Note 2)	––	––	(893)	––
Total provision for income taxes	6,291	5,245	16,602	15,314
Net income	$10,352	$ 8,572	$29,680	$24,696
	======	======	======	======

Basic earnings per common share	$0.31	$0.26	$0.88	$0.75
	====	====	====	====
Diluted earnings per common share	$0.29	$0.25	$0.85	$0.71
	====	====	====	====

Weighted average common shares (Basic)	33,746	33,173	33,590	33,010
	=====	=====	=====	=====
Weighted average common shares (Diluted)	35,221	34,726	34,913	34,781
	=====	=====	=====	=====

The accompanying notes are an integral part of unaudited these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2002	2001	2002	2001

Net income	$10,352	$8,572	$29,680	$24,696
Change in unrealized gain (loss) on investments, net of taxes	(50)	4	(53)	46
Comprehensive income	$10,302	$8,576	$29,627	$24,742
	=====	=====	=====	=====

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION–Unaudited
ASSETS	May 31,	August 31,
(In thousands)	2002	2001

CURRENT ASSETS
Cash and cash equivalents	$ 49,566	$ 38,583
Investments	69,844	40,722
Receivables from clients and clearing brokers, net	31,206	33,216
Receivables from employees	600	620
Deferred taxes	5,630	5,342
Other current assets	1,575	1,744
Total current assets	158,421	120,227

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	96,361	90,050
Less accumulated depreciation and amortization	(67,368)	(54,584)
Property, equipment and leasehold improvements, net	28,993	35,466

OTHER NON-CURRENT ASSETS
Goodwill	9,861	9,961
Intangible assets, net	1,675	1,933
Deferred taxes	4,211	3,006
Other assets	1,991	1,958
TOTAL ASSETS	$205,152	$172,551
	=======	=======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 31,	August 31,
(In thousands, except per share data)	2002	2001

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 10,014	$ 6,183
Accrued compensation	11,730	10,840
Deferred fees and commissions	10,936	10,869
Dividends payable	1,688	1,334
Current taxes payable	1,904	4,447
Total current liabilities	36,272	33,673

NON-CURRENT LIABILITIES
Deferred rent	565	616
Total liabilities	36,837	34,289
Credit commitments and contingencies (See Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	339	334
Capital in excess of par value	32,907	25,832
Retained earnings	140,082	114,774
Accumulated other comprehensive income	85	138
	173,413	141,078
Less treasury stock, at cost	(5,098)	(2,816)
Total stockholders’ equity	168,315	138,262

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$205,152	$172,551
	=======	=======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited	Nine Months Ended May 31,
(In thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,680	$24,696
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,848	11,944
Deferred tax (benefit) provision	(1,493)	1,625
Accrued ESOP contribution	1,620	1,275
Net income adjusted for non-cash items	43,655	39,540
Changes in assets and liabilities
Receivables from clients and clearing brokers	2,010	(4,130)
Receivables from employees	20	296
Accounts payable and accrued expenses	3,831	(4,500)
Accrued compensation	1,070	1,306
Deferred fees and commissions	67	1,451
Current taxes payable	(2,543)	1,164
Other working capital accounts, net	80	(1,216)
Income tax benefits from stock option exercises	1,638	1,024
Net cash provided by operating activities	49,828	34,935

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net	(29,175)	(19,575)
Acquisition of business, net of cash acquired	100	(2,238)
Purchases of property, equipment and leasehold improvements	(7,117)	(26,608)
Net cash used in investing activities	(36,192)	(48,421)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(3,780)	(2,767)
Repurchase of common stock	(2,282)	(411)
Proceeds from exercise of stock options	3,409	2,771
Net cash used in financing activities	(2,653)	(407)

Net increase in cash and cash equivalents	10,983	(13,893)
Cash and cash equivalents at beginning of period	38,583	39,629
Cash and cash equivalents at end of period	$49,566	$25,736
	======	======

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
As of May 31, 2002, and for the three and nine months then ended
(Unaudited)

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

Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated.

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

Investments
Investments have original maturities greater than 90 days, are classified as available-for-sale securities and are reported at fair value. Fair value is determined for most investments from readily available quoted market prices. The Company established investment guidelines instructing third-party managers to construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company’s investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company’s investment guidelines. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income in stockholders’ equity.

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

Intangible Assets
Intangible assets consist of acquired technology. Amortization of acquired technology is calculated on a straight-line basis using estimated useful lives ranging between five and seven years. During the third quarter of fiscal 2001, the Company acquired LionShares, a division of Worldly Information Network, Inc. now known as Onefn.com, for $2.3 million in cash and recorded the transaction using purchase accounting. In the third quarter of fiscal 2002, the Company received $100,000 from Onefn.com in the distribution of funds upon termination of an escrow agreement associated with the purchase agreement entered into in April 2001. The Company recorded the receipt of these funds as a contractual adjustment to the purchase price, thereby reducing goodwill by $100,000.

Income and Deferred Taxes
Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes. Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value. Included in income taxes for the first nine months of 2002 was a non-recurring tax benefit of $893,000 from adjustments to prior years’ federal and state tax returns that resulted from a favorable state income tax ruling.

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

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. The company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 require that business combinations initiated subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company completed its transitional impairment assessment of goodwill during the second quarter of fiscal 2002 and determined that goodwill was not impaired. During the first nine months of fiscal 2002, no additional goodwill was acquired nor was any goodwill written off. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-lined basis over useful lives of seven to fifteen years. SFAS 142 requires that goodwill and certain intangible assets be tested for impairment at least annually. The Company will perform its annual goodwill impairment test during the fourth quarter of each fiscal year as well as any additional impairment test required on an event-driven basis.

Net income and earnings per share adjusted to exclude amortization expense of goodwill is as follows:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
In thousands, except per share data and unaudited	2002	2001	2002	2001

Reported net income	$10,352	$8,572	$29,680	$24,696
Add back:
Goodwill amortization, net of tax benefit of $82 and $188, respectively	––	134	––	303
Adjusted net income	$10,352	$8,706	$29,680	$24,999

Basic earnings per share:
Reported net income	$0.31	$0.26	$0.88	$0.75
Goodwill amortization	––	––	––	.01
Adjusted net income	$0.31	$0.26	$0.88	$0.76

Diluted earnings per share:
Reported net income	$0.29	$0.25	$0.85	$0.71
Goodwill amortization	––	––	––	0.01
Adjusted net income	$0.29	$0.25	$0.85	$0.72

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of Insyte and the LionShares business segment in August 2000 and April 2001, respectively. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of the acquired technology is 6.63 years. These intangible assets have no assigned residual values. In connection with the adoption of SFAS 142, the Company also reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate. No additional intangible assets were acquired during the first three quarters of fiscal 2002.

The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $2.2 million and $568,000 at May 31, 2002, and $2.2 million and $310,000 at August 31, 2001, respectively. Amortization expense of approximately $86,000 and $258,000, was recorded during the third quarter and first nine months of fiscal 2002, respectively. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2002 and the five succeeding fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2002 (Remainder)	$ 86
	2003	344
	2004	344
	2005	344
	2006	316
	2007	239

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

3.  COMMON STOCK AND EARNINGS PER SHARE

	Nine Months Ended
Shares of common stock outstanding were as follows:	May 31,
In thousands and unaudited	2002	2001

Balance at September 1	33,356	32,821
Common stock issued for employee stock plans	117	56
Exercise of stock options	383	353
Repurchase of common stock	(90)	(13)
Balance at May 31	33,766	33,217
	=====	=====

Repurchase of common stock is primarily comprised of employee elections upon termination to receive an Employee Stock Ownership Plan (“ESOP”) distribution in the form of cash instead of the Company’s common stock. In cash distributions, the Company purchases the common stock in the participant’s ESOP account at the closing price of the Company’s common stock on the last day of the month in which the distribution is requested by the participant.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended May 31, 2002
Basic EPS
Net income available to common stockholders	$10,352	33,746	$0.31
Diluted EPS
Dilutive effect of stock options	––	1,475
Net income available to common stockholders	$10,352	35,221	$0.29
	=====	=====

For the Three Months Ended May 31, 2001
Basic EPS
Net income available to common stockholders	$8,572	33,173	$0.26
Diluted EPS
Dilutive effect of stock options	––	1,553
Net income available to common stockholders	$8,572	34,726	$0.25
	=====	=====

For the Nine Months Ended May 31, 2002
Basic EPS
Net income available to common stockholders	$29,680	33,590	$0.88
Diluted EPS
Dilutive effect of stock options	––	1,323
Net income available to common stockholders	$29,680	34,913	$0.85
	=====	=====

For the Nine Months Ended May 31, 2001
Basic EPS
Net income available to common stockholders	$24,696	33,010	$0.75
Diluted EPS
Dilutive effect of stock options	––	1,771
Net income available to common stockholders	$24,696	34,781	$0.71
	=====	=====

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

Goodwill of $9,861,000 at May 31, 2002, reflects two prior acquisitions which reside within the U.S. segment.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For Three Months Ended May 31, 2002
Revenues from external clients	$ 42,323	$ 7,714	$ 2,379	$ 52,416
Segment operating profit *	10,165	4,627	1,330	16,121
Total assets at May 31, 2002	191,314	10,237	3,601	205,152
Capital expenditures	1,485	850	2	2,337

For Three Months Ended May 31, 2001
Revenues from external clients	$ 36,575	$ 6,596	$ 2,203	$ 45,374
Segment operating profit *	9,329	2,742	916	12,987
Total assets at May 31, 2001	147,300	11,166	3,126	161,592
Capital expenditures	9,738	308	75	10,121

For Nine Months Ended May 31, 2002
Revenues from external clients	$122,762	$ 22,020	$ 7,010	$151,792
Segment operating profit *	30,089	11,152	3,337	44,578
Capital expenditures	5,832	1,279	6	7,117

For Nine Months Ended May 31, 2001
Revenues from external clients	$104,668	$ 18,038	$ 6,503	$129,209
Segment operating profit *	26,072	8,302	2,933	37,307
Capital expenditures	25,216	1,075	317	26,608

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

6.  COMMITMENTS AND CONTINGENCIES

The Company is a party to two credit facilities totaling $25.0 million for working capital and general corporate purposes. Approximately $691,000 of the credit facility is currently utilized for letters of credit issued in the ordinary course of business. The Company has no present plans to draw on any portion of the remaining available credit of $24.3 million, other than for letters of credit issued in the ordinary course of business.

During the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. Audits by three taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended			Nine Months Ended
	May 31,	May 31,		May 31,	May 31,
In thousands, except per share data	2002	2001	Change	2002	2001	Change

Revenues	$ 52,416	$ 45,374	15.5%	$151,792	$129,209	17.5%
Cost of services	17,339	15,863	9.3	50,238	44,561	12.7
Selling, general and administrative	18,956	16,524	14.7	56,072	47,341	18.4
Non-recurring data center relocation charge	––	––		904	––
Operating income	16,121	12,987	24.1	44,578	37,307	19.5
Provision for income taxes	6,291	5,245	19.9	17,495	15,314	14.2
Non-recurring tax benefit	––	––		(893)	––
Total income taxes	6,291	5,245		16,602	15,314
Net income	10,352	8,572	20.8	29,680	24,696	20.2
Diluted earnings per common share	$ 0.29	$ 0.25	16.0%	$ 0.85	$ 0.71	19.7%

REVENUES
For the quarter ended May 31, 2002, revenues rose 15.5% to $52.4 million compared to $45.4 million a year ago. Revenues increased 17.5% to 151.8 million during the first nine months of fiscal 2002. Greater demand for the Company’s value added applications and databases as well as the net addition of 93 clients over the past twelve months were the primary sources of this growth.

During the third quarter of fiscal 2002, demand for the Company’s applications, in particular, Portfolio Analytics, continued to grow. At May 31, 2002, there were approximately 310 clients with a total of approximately 2,100 users who subscribe to the Company’s Portfolio Analytics applications compared to approximately 240 clients and nearly 1,700 users at May 31, 2001.

The Company had 899 clients at the end of May 31, 2002, compared to 806 clients for the same period a year ago, an 11.5% increase. Passwords, a measure of users of FactSet, dropped by approximately 2,400 during the quarter to 21,900 as of May 31, 2002, compared to 24,300 from the same period in fiscal 2001, representing a 9.9% decline. The decline in password count is primarily attributable to the staffing cutbacks among the Company’s larger investment banking clients over the past 12 months. The password decrease was mostly limited to the investment banking sector of the Company’s business, as the aggregate user count for the Company’s investment management clients decreased slightly over the same period.

For the quarter ended May 31, 2002, revenues from international operations increased 15.0% to $10.1 million compared to the same period a year ago. During the quarter, revenues from European and Asia Pacific operations rose 17.0% and 8.0%, respectively. Overseas revenues for the first nine months of fiscal 2002 were $29.0 million, up 18.3% from a year ago period. Revenues from international operations accounted for 19.3% of consolidated revenues for the third quarter of fiscal 2002 and 19.1% of consolidated revenues for the first nine months of the current fiscal year. Over 95% of the Company’s revenues are received in U.S. dollars. Net monetary assets held by FactSet’s international branch offices during the quarter ended May 31, 2002 were immaterial. Accordingly, the Company’s exposure to foreign currency fluctuations was not material.

At May 31, 2002, total client commitments rose to $213.0 million, an increase of 14.7% from the comparable period a year ago. (“Commitments” at a given point in time represent the forward-looking revenues for the next twelve months from all services being currently supplied to clients.) At quarter end, the average commitment per client was $237,000, up from an average of $230,000 a year ago. International client commitments were $41.2 million, representing approximately 19% of total client commitments.

For both the third quarter of fiscal 2002 and the first nine months of the year, client retention remained at a rate in excess of 95%. No individual client accounted for more than 4% of total commitments. Commitments from the ten largest clients did not surpass 25% of total client commitments. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients may add, delete, or terminate services at any time.

OPERATING EXPENSES

Cost of Services
For the quarter ended May 31, 2002, cost of services grew to $17.3 million, a 9.3% increase compared to third quarter of fiscal 2001. Cost of services increased 12.7% to $50.2 million for the first nine months of fiscal 2002. Increases in cost of services for the third quarter and nine months ended consisted mainly of higher employee compensation costs, data costs and communication costs, partially offset by a decline in clearing fees in both the third quarter and the nine months just ended. In addition, computer-related costs increased during the first nine months of fiscal 2002.

Employee Compensation and Benefits
Employee compensation and benefits for the applications engineering and consulting groups increased $1.2 million and $3.8 million for the three and nine month periods ended May 31, 2002, respectively. Growth in employee headcount and increases in merit compensation are the primary causes of this growth. Aggregate employee headcount in the software engineering and the consulting groups grew over 10% during the past year.

Computer-Related Costs
Computer-related costs increased $1.4 million for the first nine months of fiscal 2002, due to higher levels of depreciation resulting from the purchase of six Compaq new generation Wildfire mainframe computers in fiscal 2001. The Company’s computer maintenance costs grew in the first nine months of fiscal 2002 compared to the same period in fiscal 2001 due to increased services from third party providers to maintain the upgraded systems.

Data Costs
Compared to the same periods in fiscal 2001, data costs increased approximately $535,000 and $1.2 million for the three months and nine months ended May 31, 2002. Additional data costs were largely due to the addition of new databases as well as increased data fees resulting from a larger number of client users from the comparable periods in fiscal 2001.

Communication Costs
Communication costs grew approximately $180,000 for the quarter ended May 31, 2002, over the same period a year ago. At the end of the first nine months of fiscal 2002, communication costs rose $1.0 million over the prior nine month period ended May 31, 2001. The key factors causing this increase included an extensive upgrade in the private wide area networks utilized by the Company’s clients linking them to FactSet’s mainframe systems and the net addition of 93 new clients over the past twelve months.

Clearing Fees
Commission-paying clients who elect to pay for FactSet services via commissions on securities transactions are charged a greater amount than cash-paying clients to compensate for clearing broker fees paid by the Company. Commission revenues, net of clearing fees, are approximately equal to cash fee revenues. Cash fees generate larger margin percentages than commission revenues because no clearing fees are incurred. For the third quarter of fiscal year 2002, commission revenues as a percentage of total revenues decreased to 29.8% from 32.5% from a year ago. A reduction in the clearing rates charged by two of the Company’s third party clearing brokers was the primary reason for the approximately $362,000 and the $1.7 million declines in clearing fees during the quarter and nine months ended May 31, 2001, respectively.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses rose to $19.0 million, an increase of 14.7% for the quarter ended May 31, 2002, compared to the same period a year ago. For the first nine months of fiscal 2002, SG&A expenses were $56.1 million, an increase of 18.4% from the first three quarters of fiscal 2001. Increases in both periods were due to higher costs related to employee compensation and benefits, office expenses and professional fees and other expenses partially offset by lower travel and entertainment expenses.

Employee Compensation and Benefits
Employee compensation and benefits for the sales, product development and other support departments rose $1.5 million for the three months ended May 31, 2002, compared to the prior year period. During the first nine months of fiscal 2002, employee compensation and benefits increased $4.9 million. This growth resulted from the hiring of additional employees and increased merit compensation. Employee headcount for these departments grew 23.8% over the past twelve months.

Office Expenses
Rent, amortization of leasehold improvements, depreciation of furniture and fixtures and other office expenses rose $902,000 for the three months ended May 31, 2002, in comparison to the third quarter of fiscal 2001. Office expenses increased $3.8 million at the end of the first nine months of fiscal 2002 compared to the same period a year ago. Office expansions in Stamford, Connecticut, New York, New York, Boston, Massachusetts and London, England and office openings in Frankfurt, Germany, Chicago, Illinois and Manchester, New Hampshire led to these increases during the past twelve months.

Travel and Entertainment Expense
Travel and entertainment (“T&E”) expense declined $300,000 for the three months ended May 31, 2002, compared to the third quarter of fiscal 2001. T&E decreased $1.8 million for the first nine months of fiscal 2002 from the same period a year ago. The Company held internal conferences associated with several major departments during the first nine months of fiscal 2001. The Company elected not to hold these departmental conferences during the first nine months of fiscal 2002. This decision, in conjunction with more efficient travel by company personnel as well as a decrease in the Company’s air travel costs, were the key factors in the decline of T&E expenses for the nine months ended May 31, 2002.

Data Center Relocation Charge
During November 2001, the Company relocated its New York City data center operations to a new data center facility in Manchester, New Hampshire. The New Hampshire data center and its associated lease were acquired by the Company from Vitts Networks, Inc. in July 2001. The Manchester data facility became operational in November 2001. In the first quarter of fiscal 2002, the Company incurred a non-recurring charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the carrying value of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 was related to moving and other direct relocation costs.

Professional Fees and Other Expenses
Professional fees and other expenses increased $315,000 for the three months ended May 31, 2002 compared to the same period a year ago due to higher accrued taxes other than income taxes offset by a decrease in professional fees. For the three quarters ended May 31, 2002, professional fees and other expenses rose approximately $1.2 million as a result of the aforementioned accrual for taxes other than income taxes coupled with an increase in professional fees incurred by the Company.

Operating Margin
For the quarter ended May 31, 2002, operating margin was 30.8% compared to 28.6% for the same period a year ago. The operating margin for the first nine months of fiscal 2002, which includes a one-time data center relocation charge, was 29.4% versus 28.9% in the prior year period. Excluding the one-time data center relocation charge, the operating margin for the first nine months of fiscal 2002 was 30.0%. Reduction of clearing fees, travel expenses and computer related costs as a percentage of revenues, partially offset by increases in employee compensation and benefits, office expenses, communication costs, professional fees and other expenses as a percentage of revenues were the major contributors to the improvement in the Company’s operating margin for the third quarter of fiscal 2002. Operating margin for the nine months ended May 31, 2002, improved as a result of clearing fees and travel expenses declining as a percentage of revenues, partially offset by increases in office expenses, employee compensation and benefits, data costs and communication costs as a percentage of revenues.

Income Taxes
For the third quarter of fiscal 2002, income tax expense was $6.3 million, an increase of $1.0 million from the same period a year ago. Income tax expense for the first nine months of fiscal 2002 was $16.6 million which includes a non-recurring tax benefit of $893,000, an increase of $1.3 million. This non-recurring tax benefit is primarily related to adjustments to prior years’ federal and state tax returns that resulted from a favorable state income tax ruling. Without the one-time income tax benefit in the first nine months of 2002, the increase was $2.2 million. Pretax income rose $2.8 million for the third quarter of fiscal 2002 compared to the year ago period. The effective tax rate for the third quarter of fiscal 2002 was 37.8% compared to 38.0% for the same period a year ago. For the first nine months of fiscal 2002, the effective tax rate was 35.9%, which includes the non-recurring tax benefit. Excluding the non-recurring tax benefit, the effective tax rate for the first nine months of fiscal 2002 was 37.8%. The effective tax rate for the first nine months of fiscal 2001 was 38.3%.

Liquidity
Cash generated by operating activities was $49.8 million, an increase of $14.9 million over the comparable nine month period in fiscal 2001. The year over year increase in operating cash flows was primarily due to higher levels of profitability, greater depreciation and amortization, declines in accounts receivable and increases in accounts payable and accrued expenses, partially offset by increases in deferred tax assets and decreases in current taxes payable.

Capital Expenditures
For the third quarter ended May 31, 2002, the Company’s capital expenditures totaled $2.3 million and for the first nine months of fiscal 2002, capital expenditures totaled $7.1 million. Fiscal 2002 capital expenditures were primarily related to purchases of computer and networking equipment, an office expansion in Boston, Massachusetts and office openings in Frankfurt, Germany, Chicago, Illinois and Manchester, New Hampshire.

Financing Operations and Capital Needs
Cash, cash equivalents and investments totaled $119.4 million or 58.2% of the Company’s total assets at May 31, 2002. All of the Company’s operating and capital expense requirements were financed entirely from cash generated from the Company’s operations. The Company has no outstanding indebtedness.

Revolving Credit Facilities
The Company is a party to two credit facilities totaling $25.0 million for working capital and general corporate purposes. Approximately $691,000 of the credit facility is currently utilized for letters of credit issued in the ordinary course of business. The Company has no present plans to draw on any portion of the remaining available credit of $24.3 million, other than for letters of credit issued in the ordinary course of business.

New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. The company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 requires that business combinations initiated subsequent to June 30, 2001 be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The Company completed its transitional impairment assessment of goodwill during the second quarter of fiscal 2002 and determined that goodwill was not impaired. During the first nine months of fiscal 2002, no additional goodwill was acquired nor was any goodwill written off. SFAS 142 requires the goodwill and certain intangible assets be tested for impairment at least annually. The Company will perform its annual goodwill impairment test during the fourth quarter of each fiscal year as well as any additional impairment test required on an event-driven basis.

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

Critical Accounting Policies
In December of 2001, the Securities and Exchange Commission (the “SEC”) issued FR 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and in January of 2002, the SEC issued FR 61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Company is making certain incremental disclosures on its critical accounting policies below pursuant to these changes. The Company does not engage in off-balance sheet financing activities, make use of derivatives transactions or engage in significant related party transactions. Lease commitments and credit lines are disclosed in this report and in the annual report on Form 10-K for each fiscal year. Moreover, the Company has determined that the following represents its critical accounting policies.

Revenue Recognition
As a matter of policy, the Company does not seek to enter into written contracts with its clients and promotes flexibility in which clients are generally free to add to, delete from or terminate service at any time. The Company recognizes revenue using a subscription-based model in which subscription charges are quoted to a client on an annual basis. Subscription revenues are earned monthly as services are provided and are based on one-twelfth of the annual subscription charge quoted to each client. The Company bills its clients for services provided on a monthly basis in arrears. Clients frequently add and delete users, change the mix of services they require from the Company, and, occasionally, cancel the Company’s services. Due provision is made each month to accrue for such cancellations and billing adjustments based on estimates developed using historical activity and taking known changes in client activity into account. An appropriate reserve is maintained to account for such estimated cancellations and adjustments and is included in receivable reserves, discussed below. Amounts that have been billed to clients, and therefore earned, but have not yet been paid via cash payments or the receipt of commissions on securities transactions are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers. Amounts that have been received through the receipt of commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees and commissions.

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

Valuation of Goodwill and Other Intangible Assets
As discussed in Note 2 to the unaudited consolidated financial statements, the Company adopted SFAS 142 as of September 1, 2001. SFAS 142 requires that a traditional goodwill impairment test be completed during the first six months of the year the standard is adopted. SFAS 142 further requires the Company to perform a separate annual goodwill impairment test each year along with additional goodwill impairment tests on an event-driven basis. The Company performed its transitional goodwill impairment test during the quarter ended February 28, 2002, and noted that goodwill had not been impaired. On an ongoing basis, the Company will evaluate the acquired businesses and related assets for indications of potential impairment. The Company may base its judgment regarding the existence of impairment indicators by relying on market conditions, legal and technological factors and the operational performance of the acquired businesses and related assets. Future events could cause the Company to conclude that indicators of impairment do exist and that goodwill associated with the Company’s previous acquisitions is impaired.

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

Accrued Liabilities
In conformity with generally accepted accounting principles, the Company makes significant estimates in determining its accrued liabilities. Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of departmental performance is conducted at each year end and senior management and/or the Board of Directors, as applicable, determine the ultimate amount of discretionary bonus pools in connection with this review. Compensation is also reviewed throughout the year to determine how overall performance tracks against expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusts accrual rates as appropriate. Because final reviews are not normally completed until after the year-end closing cycle, it is possible that actual amounts ultimately approved could differ from amounts previously accrued based upon information available prior to the final reviews.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect FactSet’s expectations as of June 11, 2002. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. The Company does not intend to update its forward-looking statements until its next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2002 Expectations
        o   Revenues are expected to range between $52.5 million and $54.5 million.
        o   Operating margins should be comparable with the first nine months of fiscal 2002, excluding the non-recurring expenses related to the relocation of the New York data center incurred during the first fiscal quarter.
        o   The effective tax rate should be approximately 37.8%

Full Year Fiscal 2002 Expectations
        o   Capital expenditures should total approximately $15 million.

Recent Market Trends
In the ordinary course of business, the Company is exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since March 2000, major equity indices (Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index) have experienced significant declines coupled with increased levels of volatility. A continuing downward trend in the U.S. financial markets creates the potential for a further decrease in general economic and market conditions. A prolonged decline in the global equity markets could negatively impact a large number of the Company’s clients (investment management firms and investment banks) and increase the possibility of reductions in the purchases of products, services and workstations among FactSet’s existing and potential clients.

The fair market value of the Company’s investment portfolio at May 31, 2002 was $69.8 million. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of the Company’s investment portfolio. Pursuant to the investment guidelines established by the Company, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. The Company’s investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by the Company’s investment guidelines. Because the Company has no outstanding indebtedness and, for the reasons enumerated above, the Company’s financial exposure to fluctuations in interest rates is expected to continue to be low.

All the Company’s investments are held in U.S. dollars and more than 95% of the Company’s revenues are generated in U.S. dollars. Accordingly, the Company’s exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

Income Taxes
During the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. Audits by three taxing authorities are currently ongoing. There is inherent uncertainty contained in the audit process but the Company has no reason to believe that such audits will result in additional taxes that would have a material adverse effect on its results of operations or financial position.

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

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	July 15, 2002	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer
and Secretary