Form 10-K
period 2002-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2002-11-26
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

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
Yes |X|      No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this For 10-K.  |_|

The aggregate market value of the common stock held by non-affiliates of the registrant as of November 8, 2002 was $584,160,428.

The number of shares outstanding of the registrant’s common stock as of November 8, 2002 was 33,784,766.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 2002 into Parts I and II.
Portions of the definitive Proxy Statement dated November 26, 2002 into Part III.

PART I

ITEM 1. BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of global financial and economic information, including fundamental data on tens of thousands of companies worldwide. Combining more than 200 databases into its own dedicated online service, the Company also provides the tools to download, combine and manipulate the data for investment analysis.

FactSet receives financial information from over 50 database suppliers. When possible, the Company seeks to maintain contractual relationships with a minimum of two database providers for each type of financial data. Contracts with database suppliers are generally renewable annually and may often be terminated on one year’s notice. Many of the database suppliers are in direct competition with each other and in some cases, with FactSet. Fees for data are either billed directly to FactSet or its clients. Financial data fees billed to the Company are on a fixed or royalty (per client) cost basis.

Through FactSet’s exclusive proprietary communication and software tools, clients obtain access to the Company’s mainframe centers using the Company’s private wide area network. FactSet’s wide area network provides a high-speed direct link between the client’s local network and the vast data libraries and powerful applications found on the Company’s mainframes. For an annual subscription fee, clients purchase the right to access the FactSet system through the private wide area network.

An essential part of the Company’s strategy to maintain long-term client relations involves both consulting services and client training. Thru the Company’s call center system and customer relationship management system, consulting and sales teams gain improved intelligence about client activities and are able to develop better tools to service them. Clients are highly encouraged to take part in the training programs, conducted either at the client’s location or a FactSet office. These training programs are designed to give clients a comprehensive understanding of FactSet’s service which is in addition to technical support available around the clock.

FactSet competes in the financial information services industry, which includes both large and well-capitalized companies, as well as smaller, niche firms. Domestic and international competitors include market data suppliers, news and information providers and many of the database providers that supply the Company with financial information included in the FactSet system. Competitors and competitive products in the United States include online, CD-ROM, and Internet database suppliers and integrators and their applications such as The Thomson Corporation, FAME, Barra Inc., Capital IQ Inc., COMPUSTAT, (a product of Standard & Poors, a division of The McGraw-Hill Companies), and Multex.com Inc. Datastream, owned by The Thomson Corporation, and RIMES are the Company’s primary international competitors. These competitors offer products or services which are similar to those provided by FactSet and in some instances at a lower price.

During fiscal 2002, FactSet continued to invest in its investment banking and investment management products. Some of the investments made in the Company’s investment banking products included an overhaul of FactSet’s EDGAR SEC filings application and the release of an application to allow research analysts to annotate stock charts with estimate revisions as mandated by the SEC. In fiscal 2002, the Company’s suite of portfolio analysis products continued to gain wide acceptance within the investment management industry. The number of clients subscribing to the Company’s Portfolio Analytics product grew 28% to 320 clients from August 31, 2001. Major enhancements to the Style, Performance and Risk product (“SPAR”) have resulted in an increased subscription rate for the returns-based analysis tool. The Company also experienced additional client subscriptions to its Portfolio Optimization product, which is the result of FactSet’s partnership with Northfield Information Services, Inc.

In June 2002, the Company released Marquee, its real-time quote product. Marquee users can access real-time quotes from all major US exchanges, as well as a variety of newswires and Wall Street research reports. This application includes the ability to integrate FactSet-hosted client portfolio holdings into a view that calculates real-time portfolio performance. Also in fiscal 2002, FactSet completed the integration of its LionShares acquisition, which occurred in fiscal 2001. LionShares is a division of FactSet that collects and distributes institutional holdings information. During fiscal 2002, LionShares extended its coverage to include European mutual funds. Additionally, FactSet has entered into several relationships as a bulk content supplier of this information to selected third-party financial information vendors. Portfolio Analysis 2.0, the Company’s holdings-based analysis product, also features LionShares data, to allow clients to compare their portfolios with portfolios of competitors.

Data Central, the Company’s application that facilitates the process of uploading, maintaining and integrating client data on the FactSet system, was also released in fiscal 2002. This application allows investment management clients to upload daily portfolio holdings information to the FactSet system in order to populate the reports generated in Portfolio Analysis. Equity research clients archive earnings estimate models using Data Central. Investment bankers also use the application to store the financial data driving the comparable analyses they perform to value companies for corporate finance transactions.

In November 2001, the Company opened its new data center in Manchester, New Hampshire to replace the New York data center. The 12,000 square foot state-of-the-art facility includes 7,500 square feet of conditioned data center space. The new facility has enough capacity to serve the Company’s needs for years to come and offers complete redundancy to the existing data center at FactSet’s Greenwich, Connecticut headquarters.

The number of employees of FactSet and its subsidiaries totaled 700 as of November 8, 2002. At August 31, 2002, the Company had 685 employees, compared to 612 at August 31, 2001.

Additional information with respect to the Company’s business is included in FactSet’s fiscal year 2002 Annual Report to Stockholders incorporated herein by reference:

Five-Year Summary of Selected Financial Data	page 9
Management’s Discussion and Analysis of Financial Condition and Results of Operations	pages 10-16
Note 1 to Consolidated Financial Statements entitled “Organization and Nature of Business”	page 24
Note 12 to Consolidated Financial Statements entitled “Net Capital”	page 31
Note 15 to Consolidated Financial Statements entitled “Segments”	pages 34-36

In addition to the other information contained in this Form 10-K, you should carefully consider the future factors on page 16 of FacSet’s fiscal year 2002 Annual Report to Stockholders in evaluating the Company and its business.

ITEM 2.  PROPERTIES

Refer to footnote 13 “Lease Commitments” on page 31 of FactSet’s fiscal year 2002 Annual Report to Stockholders for properties information.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following information included in FactSet’s fiscal year 2002 Annual Report to Stockholders is incorporated herein by reference:

Management’s Discussion and Analysis - “Share Repurchase Program”	page 14
Management’s Discussion and Analysis - Forward-Looking Factors entitled; “Dividend Payment”	page 16
Note 3 to Consolidated Financial Statements entitled “Common Stock and Earnings Per Share”	page 27
Quarterly Financial Data, Common Stock and Quarterly Stock Prices	page 38

ITEM 6.   SELECTED FINANCIAL DATA

Refer to the Five-Year Summary of Selected Financial Data included on page 9 of FactSet’s fiscal year 2002 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “Management’s Discussion and Analysis”) included on pages 10 through 16 of FactSet’s fiscal year 2002 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Management’s Discussion and Analysis – Forward-Looking Factors entitled “Market Sensitivities” included on page 16 of FactSet’s fiscal year 2002 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the following information included in FactSet’s fiscal year 2002 Annual Report to Stockholders, which is incorporated herein by reference:

Consolidated Statements of Income	page 17
Consolidated Statements of Financial Condition	pages 18-19
Consolidated Statements of Changes in Stockholders’ Equity	pages 20-21
Consolidated Statements of Cash Flows	pages 22-23
Notes to Consolidated Financial Statements	pages 24-36
Report of Independent Accountants	page 37

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURES

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of FactSet Research Systems Inc. as of November 26, 2002 were as follows:

Name	Age	Position with the Company

Philip A. Hadley	40	Chairman of the Board of Directors,
		Chief Executive Officer and Director
Charles J. Snyder	60	Vice Chairman of the Board of Directors and Director
Michael F. DiChristina	40	President, Chief Operating Officer and Director
Townsend Thomas	39	Senior Vice President and Chief Technology Officer
Michael D. Frankenfield	38	Senior Vice President and Director of Sales and Marketing
Ernest S. Wong	48	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (1)
Scott A. Billeadeau	41	Director
Joseph E. Laird, Jr.	57	Director
James J. McGonigle	39	Director
John C. Mickle	76	Director
Walter F. Siebecker	61	Director
Howard E. Wille	74	Director

(1) As of September 16, 2002, Mr. Wong assumed the role of Treasurer.

Philip A. Hadley, Chairman of the Board of Directors, Chief Executive Officer and Director. Mr. Hadley was named Chairman and Chief Executive Officer of FactSet on September 5, 2000. Mr. Hadley joined FactSet in 1985 as a Consultant. From 1986 to 1989, Mr. Hadley was our Vice President, Sales. From 1989 to 2000, Mr. Hadley was Senior Vice President and Director of Sales and Marketing with FactSet. Prior to joining the Company, Mr. Hadley was employed by Cargill Corporation. Mr. Hadley received a B.B.A. in Accounting from the University of Iowa and is a CFA charterholder. Mr. Hadley has served on the Board since September 2000.

Charles J. Snyder, Vice Chairman of the Board of Directors and Director. Mr. Snyder, a co-founder of FactSet in 1978, retired as President and Chief Technology Officer of the Company on August 31, 1999. At that time he became Vice Chairman of the Board and agreed to continue as a consultant to the FactSet’s engineering and technology groups. In conjunction with the FactSet's announcement of Howard Wille's retirement as Chief Executive Officer of FactSet effective May 22, 2000, Mr. Snyder was named our interim Chief Executive Officer. Mr. Snyder acted as interim Chief Executive Officer of FactSet until September 5, 2000, at which time Philip A. Hadley was named Chairman and Chief Executive Officer. From 1964 to 1977, Mr. Snyder worked for Faulkner, Dawkins & Sullivan, Inc., eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. Mr. Snyder has been a Director of FactSet since its formation in 1978.

Michael F. DiChristina, President, Chief Operating Officer and Director. Mr. DiChristina joined FactSet in 1986 as a Software Engineer and held the position of Director of Software Engineering from 1990 to 1999. Prior to joining FactSet, Mr. DiChristina was a Software Engineer at Morgan Stanley & Co. Mr. DiChristina received a B.S. in Electrical Engineering from Massachusetts Institute of Technology. Mr. DiChristina has served on the Board since March 2000.

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

Michael D. Frankenfield, Senior Vice President and Director of Sales and Marketing. Mr. Frankenfield joined the Company in 1989 within the Consulting Services Group. From 1990 to 1994, Mr. Frankenfield held the position of Vice President, Sales with the Company. From 1995 to 2000 Mr. Frankenfield was Director of Investment Banking Sales with the Company. From 2000 until he assumed his current role, Mr. Frankenfield was Director of Sales. Mr. Frankenfield received a B.A. in Economics and International Relations from the University of Pennsylvania and is a CFA charterholder.

Ernest S. Wong, Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Mr. Wong joined the Company in his current position in June 1996 and assumed the role of Treasurer in September 2002. Between 1991 and 1996, he held several positions with Montedison SpA, including Vice President, Finance and Treasurer of Montedison USA, Inc. and Director of Corporate Finance of Montedison Corporation of America. From 1988 to 1991, he was Vice President in the North American Banking Group of The First National Bank of Chicago, and prior to that time served as Manager of Domestic Finance at PepsiCo, Inc. and Second Vice President in the Corporate Bank of The Chase Manhattan Bank. Mr. Wong received a B.A. in Psychology from Cornell University and an M.B.A. in Finance from Columbia University Graduate School of Business.

Scott A. Billeadeau, Director. Mr. Billeadeau is a Senior Vice President and Senior Portfolio Manager with Paladin Investment Associates, LLC (formerly Investment Advisers, Inc.). Prior to joining Paladin, Mr. Billeadeau managed all the small-cap and mid-cap assets for TradeStreet Investment Associates, the investment management subsidiary of Bank of America. Mr. Billeadeau began his career in 1985 with American Express Financial Advisers, previously IDS Financial Services, Inc., where he was a quantitative analyst. Mr. Billeadeau received a B.A. in Economics from Princeton University and is a CFA charterholder. Mr. Billeadeau is a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee and has served on the Board since January 2001.

Joseph E. Laird, Jr., Director. Mr. Laird serves as Chairman and Chief Executive Officer of Laird Squared LLC, an investment banking company that he formed in January 1999, exclusively to serve the database information services industry. From 1989 to 1999, Mr. Laird was a Managing Director of Veronis, Suhler & Associates, a leading specialty merchant bank that serves the media and information industries. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and investment strategist for PaineWebber Mitchell Hutchins. Mr. Laird is also a director of The Advisory Board Company, which specializes in best practices research and analysis related to the management of companies in the health care industry. Mr. Laird is the Chairman of the Compensation Committee, a member of the Nominating and Corporate Governance Committee and has served on the Board since 1993.

James J. McGonigle, Director. Mr. McGonigle serves as a director and Chairman of the Board of The Corporate Executive Board Company, which specializes in providing corporations best practices research and analysis focusing on corporate strategy, operations and general management issues. Mr. McGonigle has served as Chairman of the Board of The Corporate Executive Board since March 2001. From 1998 to March 2001, Mr. McGonigle served as the Chief Executive Officer and a director of the Corporate Executive Board Company. From 1995 to 1998, Mr. McGonigle served as the General Manager of the corporate division of The Advisory Board Company. Mr. McGonigle was a consultant in the Financial Institutions Group at McKinsey & Company from 1990 to 1995. Mr. McGonigle received a B.A. from the Woodrow Wilson School at Princeton University and a J.D. from Harvard Law School. Mr. McGonigle has served on the Board since May 2002.

John C. Mickle, Director. Mr. Mickle has been President of Sullivan, Morrissey Mickle Capital Management Corporation since 1978. Mr. Mickle is an experienced investment advisor, having held prior positions with Shearson Hayden Stone, Inc.; UBS-DB Corporation; and Faulkner, Dawkins & Sullivan, Inc. Mr. Mickle is also a director of Mickelberry Communications Inc. Mr. Mickle is the Chairman of the Audit Committee, a member of the Nominating and Corporate Governance Committee and has served on the Board since November 1997.

Walter F. Siebecker, Director. Mr. Siebecker serves as President of Burgess Consulting LLC. Mr. Siebecker was a managing director of the Depository Trust and Clearing Corporation (“DTC”). He joined the National Securities Clearing Corporation (“NSCC”), a subsidiary of DTC, in 1996 as a Managing Director in charge of the organization’s Annuity Processing Service. Mr. Siebecker’s background is in retail and institutional investment services in the domestic and global markets. Prior to joining NSCC, Mr. Siebecker was a consultant to the Trading Services Division at Lehman Brothers and spent 16 years at Salomon Smith Barney Inc., where he was responsible for the Operations Division as Executive Vice President and Chief Operations Officer. Mr. Siebecker is a member of the Audit Committee and has served on the Board since November 1997.

Howard E. Wille, Director. Mr. Wille was a co-founder of FactSet in 1978 and held the position of Chief Executive Officer from that time until May 22, 2000, the date on which he retired from active employment with the Company. Mr. Wille continued to serve as the non-executive Chairman of the Board of FactSet until August 31, 2000. From 1966 to 1977, Mr. Wille was a Partner and Director of Research at Faulkner, Dawkins & Sullivan, Inc., a Wall Street investment firm, and held a managerial position with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. He was President and Chief Investment Officer of Piedmont Advisory Corporation from 1961 to 1966 and, prior to that time served as a securities analyst, investment manager and investment counselor for several firms. Mr. Wille has been a Director of FactSet since its formation in 1978.

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained on page 5 of the definitive Proxy Statement dated November 26, 2002 is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information set forth under the captions “Information Regarding Named Executive Officer Compensation” and “Compensation Pursuant to Stock Options” contained on pages 8 and 9 of the definitive Proxy Statement dated November 26, 2002 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management” contained on pages 6 and 7 of the definitive Proxy Statement dated November 26, 2002 is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Information Regarding the Board of Directors and Related Committees” on pages 1 through 4 and under the caption “Employment Agreements” on page 11 of the definitive Proxy Statement dated November 26, 2002 is incorporated herein by reference.

ITEM 14.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, subsequent to the date of such evaluation.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

The following information from FactSet Research Systems Inc.’s fiscal year 2002 Annual Report to Stockholders is incorporated by reference under Items 1, 2, 5, 6, 7, 7A, and 8 and are filed as part of this report as part of Exhibit 13.1:

Five-Year Summary of Selected Financial Data	page 9
Management’s Discussion and Analysis	pages 10-16
Consolidated Statements of Income	page 17
Consolidated Statements of Financial Condition	pages 18-19
Consolidated Statements of Changes in Stockholders’ Equity	pages 20-21
Consolidated Statements of Cash Flows	pages 22-23
Notes to Consolidated Financial Statements	pages 24-36
Report of Independent Accountants	page 37
Quarterly Financial Data, Common Stock and Quarterly Stock Prices	page 38

The following information from FactSet Research Systems Inc.’s definitive Proxy Statement dated November 26, 2002 is incorporated by reference under Items 10, 11, 12 and 13:

Information Regarding the Board of Directors and Related Committees	pages 1-4
Section 16(a) Beneficial Ownership Reporting Compliance	page 5
Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management	pages 6-7
Information Regarding Named Executive Officer Compensation	page 8
Compensation Pursuant to Stock Options	page 9
Employment Agreements	page 11

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

(c) Exhibit Listing

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)
3.12	Amendment to Restated Certificate of Incorporation (10)
3.2	By-laws (2)
4.1	Form of Common Stock (1)
10.1	Form of Consulting Agreement between the Company and Charles J. Snyder (3)
10.2	Letter of Agreement between the Company and Ernest S. Wong (1)
10.31	Amendment to 364-Day Credit Agreement, dated March 29, 2002 (4)
10.32	Amendment to the Three-Year Credit Agreement (10)
10.33	Retirement Agreement between the Company and Howard E. Wille (2)
10.4	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (6)
10.5	The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option Plan (7)
10.6	The FactSet Research Systems Inc. 2000 Stock Option Plan (8)
10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (9)
13.1	The Company’s fiscal 2002 Annual Report to Stockholders
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).
(2) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.
(3) Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 1999.
(4) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2002.
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
(6) Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-22319).
(7) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).
(8) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).
(9) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).
(10) Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 26, 2002.

FACTSET RESEARCH SYSTEMS INC.

/s/ ERNEST S. WONG Ernest S. Wong, Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 26, 2002.

SIGNATURE	TITLE

/s/ PHILIP A. HADLEY	Chairman of the Board of Directors, Chief Executive Officer and Director
Philip A. Hadley

/s/ CHARLES J. SNYDER	Vice Chairman of the Board of Directors and Director
Charles J. Snyder

/s/ MICHAEL F. DICHRISTINA	President, Chief Operating Officer and Director
Michael F. DiChristina

/s/ TOWNSEND THOMAS	Senior Vice President and Chief Technology Officer
Townsend Thomas

/s/ MICHAEL D. FRANKENFIELD	Senior Vice President and Director of Sales and Marketing
Michael D. Frankenfield

/s/ ERNEST S. WONG	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Ernest S. Wong

/s/ SCOTT A. BILLEADEAU	Director
Scott A. Billeadeau

/s/ JOSEPH E. LAIRD, JR.	Director
Joseph E. Laird, Jr.

/s/ JAMES J. McGONIGLE	Director
James J. McGonigle

/s/ JOHN C. MICKLE	Director
John C. Mickle

/s/ WALTER F. SIEBECKER	Director
Walter F. Siebecker

/s/ HOWARD E. WILLE	Director
Howard E. Wille

CERTIFICATIONS

I, Philip A. Hadley, certify that:

1. I have reviewed this annual report on Form 10-K of FactSet Research Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ Philip A. Hadley
Philip A. Hadley
Chief Executive Officer

I, Ernest S. Wong, certify that:

1. I have reviewed this annual report on Form 10-K of FactSet Research Systems Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 26, 2002

/s/ Ernest S. Wong
Ernest S. Wong
Chief Financial Officer