Form 10-Q
period 2002-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2003-01-14
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2002

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
Yes |X|      No|_|

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 30, 2002, was 33,797,786.

FactSet Research Systems Inc.

Form 10–Q

ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.	Three Months Ended
CONSOLIDATED STATEMENTS OF INCOME–Unaudited	November 30,
(In thousands, except per share data)	2002	2001

Subscription Revenues
Commissions	$15,995	$13,879
Cash fees	38,818	35,130
Total subscription revenues	54,813	49,009

Expenses
Cost of services	17,746	16,301
Selling, general and administrative	19,202	18,387
Data center relocation charge (see Note 5)	––	904
Total operating expenses	36,948	35,592

Income from operations	17,865	13,417
Other income	596	608
Income before income taxes	18,461	14,025
Provision for income taxes	6,925	5,414
Net income	$11,536	$8,611
	=====	=====

Basic earnings per common share	$0.34	$0.26
	====	====
Diluted earnings per common share	$0.33	$0.25
	====	====

Weighted average common shares (basic)	33,811	33,494
	=====	=====
Weighted average common shares (diluted)	34,729	34,622
	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Three Months Ended
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited	November 30,
(In thousands)	2002	2001

Net income	$11,536	$8,611
Change in unrealized gain on investments, net of income taxes	(28)	27
Comprehensive income	$11,508	$8,638
	======	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION–Unaudited
ASSETS	November 30,	August 31,
(In thousands)	2002	2002

CURRENT ASSETS
Cash and cash equivalents	$ 36,816	$ 44,819
Investments	101,843	86,017
Receivables from clients and clearing brokers, net	34,278	33,164
Receivables from employees	316	399
Deferred taxes	5,387	6,085
Other current assets	1,693	1,579
Total current assets	180,333	172,063

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	100,121	99,264
Less accumulated depreciation and amortization	(75,902)	(71,709)
Property, equipment and leasehold improvements, net	24,219	27,555

OTHER NON-CURRENT ASSETS
Goodwill	9,861	9,861
Intangible assets, net	1,503	1,589
Deferred taxes	4,881	4,333
Other assets	2,010	2,010

TOTAL ASSETS	$222,807	$217,411
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 30,	August 31,
(In thousands, except share and per share data)	2002	2002

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 12,615	$ 11,427
Accrued compensation	5,137	13,590
Deferred fees and commissions	9,828	11,669
Dividends payable	1,690	1,689
Current taxes payable	6,001	1,523
Total current liabilities	35,271	39,898

NON-CURRENT LIABILITIES
Deferred rent	525	547
Total liabilities	35,796	40,445
Commitments and contingencies (See Note 6)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	341	340
Capital in excess of par value	36,686	33,803
Retained earnings	159,407	149,561
Accumulated other comprehensive income	114	142
	196,548	183,846
Less treasury stock, at cost	(9,537)	(6,880)
Total stockholders’ equity	187,011	176,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,807	$217,411
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Three Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited	November 30,
(In thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 11,536	$ 8,611
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,279	4,983
Deferred tax expense	150	276
Accrued ESOP contribution	582	540
Net income adjusted for non-cash items	16,547	14,410
Changes in assets and liabilities
Receivables from clients and clearing brokers	(1,114)	4,745
Receivables from employees	83	(20)
Accounts payable and accrued expenses	1,188	2,892
Accrued compensation	(6,875)	(5,171)
Deferred fees and commissions	(1,841)	(1,098)
Current taxes payable	4,478	1,904
Other working capital accounts, net	(137)	(174)
Income tax benefits from stock option exercises	81	53
Net cash provided by operating activities	12,410	17,541

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net	(15,854)	(2,743)
Purchases of property, equipment and leasehold improvements	(857)	(2,636)
Net cash used in investing activities	(16,711)	(5,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,598)	(1,245)
Repurchase of common stock	(2,657)	(1,996)
Proceeds from employee stock plans	553	510
Net cash used in financing activities	(3,702)	(2,731)

Net (decrease) increase in cash and cash equivalents	(8,003)	9,431
Cash and cash equivalents at beginning of period	44,819	38,583
Cash and cash equivalents at end of period	$36,816	$48,014
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2002
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
       FactSet Limited, FactSet GmbH, FactSet Pacific, Inc. and LionShares Europe S.A.S. are wholly owned subsidiaries of the Company, with operations in London, Frankfurt, Paris, Tokyo, Hong Kong, Sydney and Avon (France). The Company acquired Innovative Systems Techniques, Inc. (“Insyte”) in fiscal 2000 along with its inactive wholly owned subsidiary, eLumient.com.

2.   ACCOUNTING POLICIES
In the opinion of management, the accompanying unaudited statements of financial condition and related interim statements of income, comprehensive income and cash flows include all normal adjustments as well as accounting changes required by the Company’s adoption of the Financial Accounting Standards Board Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with generally accepted accounting principles in the United States. The interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended August 31, 2002. The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany activity and balances have been eliminated from the consolidated financial statements.
       Cost of services consists of employee compensation and benefits for the software engineering and consulting groups, clearing fees, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and communication costs. Selling, general and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, depreciable lives of fixed assets, accrued liabilities, accrued compensation, receivable reserves and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition
Subscription charges are quoted to clients on an annual basis, but are earned monthly as services are provided. Subscription revenues are earned each month, based on one-twelfth of the annual subscription charge quoted to each client. As a matter of policy, the Company does not typically seek to enter into written contracts with its clients, and clients are generally free to add to, delete portions of, or terminate service at any time.
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

Cash and Cash Equivalents
Cash and cash equivalents consists of demand deposits and money market investments with maturities of 90 days or less and are reported at fair value.

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

Property, Equipment, and Leasehold Improvements
Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives of five years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Intangible Assets
Intangible assets consist of acquired technology resulting from the acquisitions of the Insyte and LionShares businesses. Amortization of acquired technology is calculated on a straight-line basis using estimated useful lives ranging between five and seven years.

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

Earnings Per Share
The computation of basic earnings per share in each year is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company’s employee stock plans. Diluted earnings per share is based on the weighted average number of common shares and potentially dilutive common shares outstanding. Shares available pursuant to grants made under the Company’s stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based Compensation
The Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant. Therefore, no compensation costs are recorded.

New Accounting Pronouncements
On September 1, 2002, the Company adopted Financial Account Standards Board Statement No.144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The impact of adopting SFAS 144 on the Company’s results of operation and financial position was not material.
       In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Statement No. 123, Account for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will adopt this statement in the second quarter of fiscal 2003. The Company is currently evaluating the effects of adopting this statement but does not anticipate that it will have a material impact on the Company’s financial position or results of operation.

3. COMMON STOCK AND EARNINGS PER SHARE
	Three Months Ended
Shares of common stock outstanding were as follows:	November 30,
In thousands and unaudited	2002	2001

Balance at September 1,	33,788	33,356
Common stock issued for employee stock plans	125	204
Repurchase of common stock	(115)	(75)
Balance at November 30,	33,798	33,485
	=====	=====

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of its outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the first quarter of fiscal 2003, FactSet repurchased approximately 115,000 shares at an aggregate cost of $2,657,448. After November 30, 2002 and through January 10, 2003, the Company repurchased approximately 37,000 shares at an aggregate cost of $1,030,156. Since the inception of the stock repurchase program, the Company has repurchased approximately 229,000 shares at an aggregate cost of $5,438,197.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended November 30, 2002
Basic EPS
Income available to common stockholders	$11,536	33,811	$0.34
Diluted EPS
Dilutive effect of stock options	––	918
Income available to common stockholders	$11,536	34,729	$0.33
	=====	=====

For the Three Months Ended November 30, 2001
Basic EPS
Income available to common stockholders	$8,611	33,494	$0.26
Diluted EPS
Dilutive effect of stock options	––	1,128
Income available to common stockholders	$8,611	34,622	$0.25
	=====	=====

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
        Goodwill of $9,861,000 at November 30, 2002, which reflects two prior acquisitions, are included within the U.S. segment.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For The Three Months Ended November 30, 2002
Revenues from clients	$ 44,110	$ 8,134	$ 2,569	$ 54,813
Segment operating profit *	13,141	3,664	1,060	17,865
Total assets at November 30, 2002	209,901	9,820	3,086	222,807
Capital expenditures	794	51	12	857

For The Three Months Ended November 30, 2001
Revenues from clients	$ 39,690	$ 6,997	$ 2,322	$ 49,009
Segment operating profit *	9,095	3,296	1,026	13,417
Total assets at November 30, 2001	166,294	8,453	2,814	177,561
Capital expenditures	2,310	322	4	2,636

* Expenses, including income taxes, are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, software developments costs, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

5.  DATA CENTER RELOCATION CHARGE

During November 2001, the Company moved its New York City data center operations into a new data center facility in Manchester, New Hampshire. The New Hampshire data center and its associated lease were acquired by the Company from Vitts Networks, Inc. in July 2001. The Company placed the Manchester data facility into operation in November 2001 and incurred a nonrecurring charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the carrying value of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 related to moving and other direct relocation costs.

6.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases office space domestically in Greenwich and Stamford, Connecticut; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; San Mateo, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; and Paris and Avon, France. The leases expire on various dates through February 2010. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective lease terms.
        At November 30, 2002, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

Thousands
Years Ended August 31,

2003 (Remainder)	$ 5,860
2004	7,513
2005	3,477
2006	2,712
2007	1,563
Thereafter	3,454

Minimum lease payments	$24,579

Revolving Credit Facilities
In fiscal 2002, the Company renewed its 364-day revolving credit facility and continued to maintain its existing three-year credit facility. Both credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing March 2003 and November 2004. Approximately $716,000 in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business. The Company has no present plans to draw any portion of the remaining available credit of approximately $24.3 million. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes
In the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty in the audit process. Nevertheless, the Company has no reason to believe that the audits will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

7.  IDENTIFIED INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of Insyte and the LionShares businesses in August 2000 and April 2001, respectively. The weighted average useful life of the acquired technology is 6.63 years. These intangible assets have no assigned residual values. No additional intangible assets were acquired during the first quarter of fiscal 2003. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $2,243,000 and $740,000 at November 30, 2002, and $2,243,000 and $396,000 at November 30, 2001, respectively. Amortization expense of approximately $86,000 was recorded for the first quarter of fiscal 2003. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2003 and the remaining fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2003 (Remainder)	258
	2004	344
	2005	344
	2006	316
	2007	239

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended November 30,
In thousands, except per share data	2002	2001	Change

Revenues	$ 54,813	$ 49,009	11.8%
Cost of services	17,746	16,301	8.9
Selling, general and administrative	19,202	18,387	4.4
Data center relocation charge	––	904	––
Operating income	17,865	13,417	33.2
Net income	11,536	8,611	34.0
Diluted earnings per common share	$ 0.33	$ 0.25	32.0%

REVENUES
Revenues increased 11.8% to $54.8 million in the first three months of fiscal 2003 compared to $49.0 million in the prior year period. International expansion, continued demand for our value-added applications and databases and the net addition of 54 clients over the past twelve months were the primary drivers of our revenue growth. Approximately half of our revenue is derived from sales of databases and applications, with the remaining generated from our base fee and sales of incremental passwords.
       During the first quarter of fiscal 2003, international revenues rose 14.9% to $10.7 million. European revenues grew 16.2% while Asia Pacific revenue increased 10.6% during the period ended November 30, 2002. International revenues from operations accounted for 19.5% of consolidated revenues for the first quarter of fiscal 2003, up from 19.0% a year ago. More than 95% of our revenues are earned in U.S. dollars. During the quarter ended November 30, 2002, net monetary assets held by our international branch offices were immaterial. Accordingly, our exposure to foreign currency variations was not material.
       Demand for our Portfolio Analytics applications continued to rise during the first quarter of fiscal 2003. At November 30, 2002, Portfolio Analytics had 330 clients representing over 2,200 subscribers compared to approximately 265 clients and 1,900 subscribers at the end of the first quarter of fiscal 2002. Client count increased to 917 at November 30, 2002 versus 863 clients for the same period a year ago. Passwords, a measure of users of our services, declined to 21,500 as of November 30, 2002 down from 24,200 at November 30, 2001. This decline, which is generally limited to the investment banking segment of our business, has resulted from staffing reductions among our major investment banking clients. Approximately a quarter of our revenue is generated from our investment banking clients, with most of the remaining revenue derived from our investment management clients.
       First quarter fiscal 2003 client subscriptions increased to $221.2 million, an increase of 11.4% from the comparable period in fiscal 2002. Subscriptions at a given point in time represent the forward-looking revenues for the next twelve months from all services being currently supplied to clients. At quarter end, the average subscription per client was $241,000, up from $230,000 at November 30, 2002. International subscriptions were $43.0 million at November 30, 2002, representing approximately 19.4% of consolidated client subscriptions.
       No individual client accounted for more than 5% of total subscriptions as of November 30, 2002, and subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. Client retention remained at a rate in excess of 95%. As a matter of policy, we rely on verbal agreements and do not seek to enter into written contracts with our clients. Clients are generally free to add to, delete portions of, or terminate service at any time.

OPERATING EXPENSES

Cost of Services
Cost of services increased 8.9% to $17.7 million in the first quarter of fiscal 2003 versus the prior year period. This rise in cost of services for the quarter ended November 30, 2002 was attributed primarily to increases in employee compensation and benefits, data costs and clearing costs, offset by a decline in computer-related costs.

Employee Compensation and Benefits
Employee compensation and benefits, which relates to the software engineering and consulting groups, increased $900,000 for the first quarter of fiscal 2003. The drivers of this increase were the additions of new employees and increases in merit compensation. Over the past twelve months, total employee headcount in the software engineering and the consulting groups has risen 9.0%.

Data Costs
Data costs rose approximately $360,000 during the first quarter of fiscal 2003 versus the prior year period. The increase in data costs was due to expanded database offerings on our system and increased data fees resulting from a greater number of clients compared with the same period in fiscal 2002.

Clearing Fees
Commission-paying clients who opt to pay for our services via commissions on securities transactions are charged a greater amount than cash-paying clients to compensate for the clearing fees we incur. Clearing fees increased $500,000 from the same period in fiscal 2002 due to a large rebate by one of our third party clearing brokers in fiscal 2002 thereby lowering total clearing fees, and an increase in international trading volume by our commission clients during the first quarter of fiscal 2003. International trades bear higher clearing fees than domestic trades.

Computer-Related Costs
For the three months ended November 30, 2002, computer-related costs decreased approximately $200,000 compared to the first quarter of fiscal 2002. The decrease in computer-related costs is the result of capital expenditures from prior years becoming fully depreciated and the successful renegotiation of several of our agreements throughout fiscal 2002 with third-party service providers responsible for the maintenance and support of our mainframe systems.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses rose to $19.2 million for the three months ended November 30, 2002, an increase of 4.4% from the comparable period in fiscal year 2002. Higher costs related to employee compensation and benefits and travel and entertainment expenses offset by lower professional fees and other expenses were the significant factors contributing to the overall increase.

Employee Compensation and Benefits
Employee compensation and benefits for the sales, product development and other support departments grew $1.2 million compared to the first quarter of fiscal 2002. This increase is primarily the result of new employee hires and merit compensation increases. Employee headcount for these departments increased 8.3% during the past twelve months.

Travel and Entertainment Expense
During the first quarter of fiscal 2003, travel and entertainment (“T&E”) expense increased approximately $300,000 from the first quarter of fiscal 2002. This increase is primarily attributable to additional travel by our sales force during the first quarter of fiscal 2003 compared to the prior year period.

Professional Fees and Other Expenses
Professional fees and other expenses decreased approximately $575,000 during the first quarter of fiscal 2003 versus the first quarter of fiscal 2002. This decrease is the result of lower professional fees relating to income tax consulting fees and a decrease in taxes other than income taxes attributable to a refund of local taxes paid in Europe.

Data Center Relocation Charge
During November 2001, we moved our New York City data center operations into a new data center facility in Manchester, New Hampshire. We purchased the New Hampshire data center and acquired the rights to its associated lease from Vitts Networks, Inc. in July 2001. The Manchester data facility went into operation in November 2001. We incurred a non-recurring charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 was related to moving and other direct relocation charges.

Operating Margin
For the quarter ended November 30, 2002, operating margin, which represents income from operations divided by total subscription revenues, was 32.6% compared to 27.4% for the same period in the prior year. Excluding the non-recurring data center relocation charge, the operating margin for the first quarter of fiscal 2002 was 29.2%. The improvement in operating margin for the three months ended November 30, 2002 is primarily attributable to a decrease in computer-related costs, communication costs, office expenses and professional fees and other expenses as a percentage of revenues, partially offset by increases in employee compensation and benefits, data costs and clearing fees as a percentage of revenues.

Income Taxes
For the first three months of fiscal 2003, income tax expense increased $1.5 million from the same period in fiscal 2002. Pretax income rose $4.4 million compared to the first quarter of fiscal 2002. The effective tax rate for the first quarter of fiscal 2003 was 37.5% compared to 38.6% for the same period a year ago. Excluding the one-time data relocation charge in the first quarter of fiscal 2002, pretax income grew $3.5 million, an increase of 23.7% from the prior year period. The reduction in the effective tax rate is primarily attributable to a favorable state income tax ruling we received in the second quarter of fiscal 2002.

Liquidity
For the three months ended November 30, 2002, and 2001 respectively, cash generated by operating activities was $12.4 million and $17.5 million, a decrease of $5.1 million. Cash flows from operations decreased primarily due to increased accounts receivable, decreases in deferred fees and commissions, accounts payable and accrued expenses, and accrued compensation, partially offset by higher profitability and an increase in current taxes payable. The increase in accounts receivable can be attributed to a significant increase in client payments during the first quarter of fiscal 2002.

Capital Expenditures
Our capital expenditures for the three months ended November 30, 2002 totaled $857,000. Capital expenditures during the first quarter of fiscal 2003 consisted largely of computer-related equipment purchases for our data centers.

Financing Operations and Capital Needs
At November 30, 2002, cash, cash equivalents and investments totaled $138.7 million or 62.2% of our total assets. All of our operating and capital expense requirements were financed entirely with cash generated from our operations. We have no outstanding indebtedness.

Revolving Credit Facilities
In fiscal 2002, we renewed our 364-day revolving credit facility and continued to maintain our existing three-year credit facility. Both credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches maturing March 2003 and November 2004. Approximately $716,000 in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business. We have no present plans to draw any portion of the remaining available credit of approximately $24.3 million. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchase
On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the first quarter of fiscal 2003, we repurchased approximately 115,000 shares at an aggregate cost of $2,657,448. After November 30, 2002 and through January 10, 2003, we repurchased approximately 37,000 shares at an aggregate cost of $1,030,156. Since the inception of the stock repurchase program, we have repurchased approximately 229,000 shares at an aggregate cost of $5,438,197.

New Accounting Pronouncements
On September 1, 2002, we adopted Financial Accounting Standards Board Statement No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The impact of adopting SFAS 144 on our results of operation and financial position was not material.
       In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (SFAS 148), Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Statement No. 123, Account for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. We will adopt this statement in the second quarter of fiscal 2003. We are currently evaluating the effects of adopting this statement but we do not anticipate that it will have a material impact on our financial position or results of operation.

Critical Accounting Policies
In December of 2001, the SEC issued FR 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and in January of 2002, the SEC issued FR 61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are making certain incremental disclosures on our critical accounting policies below pursuant to these changes. We do not engage in off-balance sheet financing activities, make use of derivatives transactions or engage in significant related party transactions. Commitments and contingencies are disclosed in Note 6 and in the annual report on Form 10-K for each fiscal year. Moreover, we have determined that the following represent our critical accounting policies.

Revenue Recognition
As a matter of policy, we do not seek to enter into written contracts with our clients and promote flexibility in which clients are generally free to add to, delete portion of, or terminate service at any time. We recognize revenue using a subscription-based model in which subscription charges are quoted to a client on an annual basis. Subscription revenues are earned monthly as services are provided and are based on one-twelfth of the annual subscription charge quoted to each client. We bill our clients in arrears for services provided on a monthly basis. Clients frequently add and delete users, change the mix of services they require from us, and, occasionally, cancel our services. Due provision is made each month to accrue for such cancellations and billing adjustments based on estimates developed using historical activity and taking known changes in client activity into account. An appropriate reserve is maintained to account for such estimated cancellations and adjustments and is included in receivable reserves, discussed below. Amounts that have been billed to clients, and therefore earned, but not yet been paid via cash payments or the receipt of commissions on securities transactions are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers. Amounts that have been received as commissions on securities transactions or in cash that exceed earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees and commissions.

Receivable Reserves
Our client base has historically been of a high quality and, as such, we have not historically experienced high credit-related write-offs. Aged client receivables are analyzed each month and our collection efforts are directed accordingly. We take historical company information, industry trends and general market conditions into account in estimating reserves and apply a percentage to the month-end client receivable balance. Additionally, we also include amounts relating to the estimated cancellations and billing adjustments we discussed above in our receivable reserves.

Valuation of Goodwill and Other Intangible Assets
As discussed in Note 2 to the consolidated financial statements, we adopted SFAS 142 as of September 1, 2001. SFAS 142 requires that a traditional goodwill impairment test be completed during the first six months of the year the standard is adopted. SFAS 142 further requires a separate annual goodwill impairment test to be performed each year along with additional goodwill impairment tests on an event-driven basis. We performed our transitional goodwill impairment tested during the quarter ended February 28, 2002, and noted that goodwill had not been impaired. On an ongoing basis, we will evaluate the acquired businesses and related assets for indications of potential impairment. We may base our judgment regarding the existence of impairment indicators by relying on market conditions, legal and technological factors and the operational performance of the acquired businesses and related assets. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired.
       After we acquired the Insyte and the LionShares businesses, we recorded assets for acquired technology on our Consolidated Statements of Financial Condition. We review intangibles for evidence of impairment whenever changes in circumstances or events indicate that the carrying value of the intangible assets may not be recoverable.

Property, Equipment and Leasehold Improvements
We depreciate computers and related equipment on a straight-line basis over estimated useful lives of three years or less. Furniture and fixtures are depreciated over estimated useful lives of five years using a declining balance method. We amortize leasehold improvements on a straight-line basis over the shorter of the terms of the related leases or the estimated useful lives of the improvements. The potential impairment of our fixed assets is evaluated whenever changes in circumstances or events indicate that the carrying value of the fixed assets may not be recoverable. Factors that may cause an impairment review of fixed assets include, but are not limited to, the following:

o significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful; and
o significant changes in the way we use these assets in our operations.

Accounting for Income Taxes
We estimate our income taxes in each of the jurisdictions in which we operate. Deferred taxes are determined by calculation of the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, we recognize deferred tax assets and liabilities, which are recorded in the Consolidated Statements of Financial Condition. A valuation allowance is established to the extent that it is considered more likely than not that some portion or all of the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, this amount is included in the Consolidated Statements in Income as an expense or benefit within the provision for income taxes.

Accrued Liabilities
In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued liabilities. Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of our employee incentive compensation programs are discretionary. A final review of departmental performance is conducted each year end with senior management and the Board of Directors determining the ultimate amount of discretionary bonus pools in connection with this review.
       We also review compensation throughout the year to determine how overall performance tracks against managers’ expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. Because final reviews are not normally completed until after the year-end closing cycle, it is possible that actual amounts ultimately approved could differ from amounts previously accrued based upon information available prior to the final reviews. As such, the difference, if any, will be recorded in the period in which the estimate is changed.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect our expectations as of January 14, 2003. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2003 Expectations

o Revenues are expected to range between $54.5 million and $56.0 million. o Operating margins are expected to range between 31.5% and 32.5%

Full Year Fiscal 2003 Expectations

o Capital expenditures should total approximately $12 million.

Recent Market Trends
In the ordinary course of business, we are exposed to various financial risks involving equity and foreign currency markets as well as risks related to interest rate fluctuations. During the past three years, major equity indices (e.g., Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index, Nikkei 225) have experienced significant declines coupled with increased levels of volatility. The potential for a continued high level of volatility coupled with a persistent deterioration of general economic and market conditions is still possible. External factors such as the threat of hostilities among various nations or the commencement of military actions by the United States could undermine any potential economic recovery. A continued decline in the worldwide markets could adversely impact a large number of our clients (investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients.
       The fair market value of our investment portfolio at November 30, 2002 was $101.8 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to the investment guidelines we established, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by our investment guidelines. Because we have no outstanding indebtedness and, for the reasons enumerated above, our financial exposure to fluctuations in interest rates is expected to continue to be low.
       All of our investments are held in U.S. dollars and greater than 95% of our revenues are transacted in U.S. dollars. Accordingly, our exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

Taxes
In the normal course of business, our tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty in the audit process. Nevertheless, we have no reason to believe that the audits will result in additional tax payments that would have a material adverse effect on our results of operations or financial position.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, commitments and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by the words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continue,” “subscriptions” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertakes no obligation to publicly update any forward-looking statements as a result of new information, future events or otherwise.
       These future factors include, but are not limited to, the ability to hire qualified personnel; maintenance of our leading technological position; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases; retention of key clients; the successful resolution of the ongoing audit by a tax authority; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and investments. Cash and cash equivalents consist of demand deposits and money market investments with maturities of 90 days or less. Our investment portfolio, which is designed for the preservation of principal, consists of U.S. Treasury notes and bonds, corporate bonds and municipal bonds. The investment portfolio is subject to interest rate risk as investments are sold or mature and are reinvested at current market rates. Derivative financial instruments are not permitted by our investment guidelines.

ITEM 4.   CONTROLS AND PROCEDURES

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

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	January 14, 2003	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

CERTIFICATIONS

I, Philip A. Hadley, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FactSet Research Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   January 14, 2003

/s/ Philip A. Hadley
Philip A. Hadley
Chief Executive Officer

I, Ernest S. Wong, certify that:

1. I have reviewed this quarterly report on Form 10-Q of FactSet Research Systems Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   January 14, 2003

/s/ Ernest S. Wong
Ernest S. Wong
Chief Financial Officer