Form 10-Q
period 2003-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2003-04-14
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2003

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
Yes |X|      No|_|

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on February 28, 2003, was 33,384,958.

FactSet Research Systems Inc.

Form 10–Q

ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(In thousands, except per share data)	2003	2002	2003	2002

Subscription Revenues
Commissions	$16,300	$15,000	$32,295	$28,879
Cash fees	40,355	35,367	79,173	70,497
Total subscription revenues	56,655	50,367	111,468	99,376

Expenses
Cost of services	17,960	16,598	35,706	32,899
Selling, general and administrative	19,808	18,729	39,010	37,116
Data center relocation charge (See Note 6)	––	––	––	904
Total operating expenses	37,768	35,327	74,716	70,919

Income from operations	18,887	15,040	36,752	28,457
Other income	546	574	1,142	1,182
Income before income taxes	19,433	15,614	37,894	29,639
Provision for income taxes	7,286	4,897	14,211	10,311
Net income	$12,147	$10,717	$23,683	$19,328
	======	======	======	======

Basic earnings per common share	$0.36	$0.32	$0.70	$0.58
	====	====	====	====
Diluted earnings per common share	$0.35	$0.31	$0.68	$0.56
	====	====	====	====

Weighted average common shares (Basic)	33,617	33,546	33,711	33,520
	=====	=====	=====	=====
Weighted average common shares (Diluted)	34,565	35,078	34,626	34,815
	=====	=====	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(In thousands, except per share data)	2003	2002	2003	2002

Net income	$12,147	$10,717	$23,683	$19,328
Change in unrealized gain on investments, net of taxes	15	(30)	(13)	(3)
Comprehensive income	$12,162	$10,687	$23,670	$19,325
	======	======	======	======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	February 28,	August 31,
ASSETS	2003	2002
(In thousands)	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 15,267	$ 44,819
Investments	106,045	86,017
Receivables from clients and clearing brokers, net	38,484	33,164
Receivables from employees	276	399
Prepaid taxes	362	––
Deferred taxes	5,305	6,085
Other current assets	1,784	1,579
Total current assets	167,523	172,063

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	103,399	99,264
Less accumulated depreciation and amortization	(80,166)	(71,709)
Property, equipment and leasehold improvements, net	23,233	27,555

OTHER NON-CURRENT ASSETS
Goodwill	13,677	9,861
Intangible assets, net	5,576	1,589
Deferred taxes	5,339	4,333
Other assets	2,096	2,010

TOTAL ASSETS	$217,444	$217,411
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 28,	August 31,
(In thousands, except per share data)	2003	2002

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 14,278	$ 11,427
Accrued compensation	8,074	13,590
Deferred fees and commissions	8,373	11,669
Dividends payable	1,669	1,689
Current taxes payable	––	1,523
Total current liabilities	32,394	39,898

NON-CURRENT LIABILITIES
Other non-current liabilities	579	547
Total liabilities	32,973	40,445
Commitments and contingencies (See Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	342	340
Capital in excess of par value	37,429	33,803
Retained earnings	169,879	149,561
Accumulated other comprehensive income	129	142
	207,779	183,846
Less treasury stock, at cost	(23,308)	(6,880)
Total stockholders’ equity	184,471	176,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$217,444	$217,411
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Six Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited	February 28,
(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,683	$19,328
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,664	9,471
Deferred tax (benefit) expense	(226)	12
Accrued ESOP contribution	1,164	1,080
Net income adjusted for non-cash items	33,285	29,891
Changes in assets and liabilities
Receivables from clients and clearing brokers	(5,320)	(620)
Prepaid taxes	(362)	(1,346)
Receivables from employees	123	(65)
Accounts payable and accrued expenses	2,829	4,743
Accrued compensation	(4,520)	(3,055)
Deferred fees and commissions	(3,840)	(2,324)
Current taxes payable	(1,523)	(4,447)
Other working capital accounts, net	(208)	(321)
Income tax benefits from stock option exercises	103	873
Net cash provided by operating activities	20,567	23,329

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) sales of investments, net	(20,041)	1,106
Acquisition of business (See Note 5)	(7,702)	––
Purchases of property, equipment and leasehold improvements	(3,928)	(4,780)
Net cash used in investing activities	(31,671)	(3,674)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(3,196)	(2,511)
Repurchase of common stock	(16,428)	(1,997)
Proceeds from employee stock plans	1,176	1,974
Net cash used in financing activities	(18,448)	(2,534)

Net (decrease) increase in cash and cash equivalents	(29,552)	17,121
Cash and cash equivalents at beginning of period	44,819	38,583
Cash and cash equivalents at end of period	$15,267	$55,704
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2003
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
        FactSet Limited, FactSet GmbH, FactSet Pacific, Inc., LionShares Europe S.A.S., Innovative Systems Techniques, Inc. (“Insyte”) and FactSet Mergerstat, LLC are wholly owned subsidiaries of the Company, with operations in London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France) and Santa Monica, California. The Company dissolved elumient.com, Instye’s wholly owned, inactive subsidiary, on December 23, 2002.

2.   ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited statements of financial condition and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with generally accepted accounting principles in the United States. The interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended August 31, 2002. The significant accounting policies of the Company and its subsidiaries are summarized below.

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

Revenue Recognition
Subscription charges are quoted to clients on an annual basis, but are earned monthly as services are provided. Subscription revenues are earned each month, based on one-twelfth of the annual subscription charge quoted to each client. As a matter of policy, the Company does not typically seek to enter into written contracts with its clients, and clients are generally free to add to, delete portions of, or terminate service at any time. Clients are invoiced monthly in arrears for services rendered.
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

Intangible Assets
Intangible assets consist of acquired technology resulting from the acquisitions of the Insyte, LionShares and Mergerstat businesses. Amortization of acquired technology is calculated on a straight-line basis using estimated useful lives ranging between five and ten years.

Internal Use Software
The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription based service. These costs are amortized over the estimated useful lives of the underlying software, generally three years or less. All costs incurred during the preliminary planning project stage, including project scoping, identification and testing of alternatives, are expensed as incurred. Capitalized direct costs associated with developing, purchasing or otherwise acquiring software for internal use are reported in the Property, Equipment & Leasehold Improvements line item of the Company’s Consolidated Statement of Financial Condition. These costs are amortized on a straight-line basis over the expected useful life of the software, beginning when the software is implemented and ready for its intended use.

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

New Accounting Pronouncements
On September 1, 2002, the Company adopted Financial Account Standards Board Statement No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The impact of adopting SFAS 144 on the Company’s results of operation and financial position was not material.
        In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three months and six months ended February 28, 2003 and February 28, 2002:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
In thousands, except per share data and unaudited	2003	2002	2003	2002

Net income, as reported	$12,147	$10,717	$23,683	$19,328
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	1,861	1,897	3,629	3,581

Pro forma net income	10,286	8,820	20,054	15,747
	======	======	======	======

Basic - as reported	$ 0.36	$ 0.32	$ 0.70	$ 0.58
	======	======	======	======
Basic - pro forma	$ 0.31	$ 0.26	$ 0.59	$ 0.47
	======	======	======	======
Diluted - as reported	$ 0.35	$ 0.31	$ 0.68	$ 0.56
	======	======	======	======
Diluted - pro forma	$ 0.30	$ 0.25	$ 0.58	$ 0.45
	======	======	======	======

3.   COMMON STOCK AND EARNINGS PER SHARE

	Six Months Ended
Shares of common stock outstanding were as follows:	February 28,
In thousands and unaudited	2003	2002

Balance at September 1,	33,788	33,356
Common stock issued for employee stock plans	229	345
Repurchase of common stock	(632)	(83)
Balance at February 28,	33,385	33,618
	=====	=====

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the second quarter of fiscal 2003, the Company repurchased approximately 515,000 shares at an aggregate cost of $13.7 million. During the first six months of fiscal 2003, the Company repurchased approximately 630,000 shares at an aggregate cost of $16.4 million. Since the inception of the stock repurchase program, FactSet has purchased approximately 707,000 shares at an aggregate cost of $18.1 million.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended February 28, 2003
Basic EPS
Income available to common stockholders	$12,147	33,617	$0.36
Diluted EPS
Dilutive effect of stock options	––	948
Income available to common stockholders	$12,147	34,565	$0.35
	=====	=====

For the Three Months Ended February 28, 2002
Basic EPS
Income available to common stockholders	$10,717	33,546	$0.32
Diluted EPS
Dilutive effect of stock options	––	1,532
Income available to common stockholders	$10,717	35,078	$0.31
	=====	=====

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Six Months Ended February 28, 2003
Basic EPS
Income available to common stockholders	$23,683	33,711	$0.70
Diluted EPS
Dilutive effect of stock options	––	915
Income available to common stockholders	$23,683	34,626	$0.68
	=====	=====

For the Six Months Ended February 28, 2002
Basic EPS
Income available to common stockholders	$19,328	33,520	$0.58
Diluted EPS
Dilutive effect of stock options	––	1,295
Income available to common stockholders	$19,328	34,815	$0.56
	=====	=====

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
        The European segment is headquartered in London, United Kingdom and maintains office locations in Frankfurt, Germany and Paris and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, expenses for software development, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”
        Goodwill of $13,677,000 at February 28, 2003, which reflects three prior acquisitions, are included within the U.S. segment.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For The Three Months Ended February 28, 2003
Revenues from clients	$ 45,727	$ 8,417	$ 2,511	$ 56,655
Segment operating profit *	14,270	3,581	1,036	18,887
Total assets at February 28, 2003	203,608	10,049	3,787	217,444
Capital expenditures	2,998	67	6	3,071

For The Three Months Ended February 28, 2002
Revenues from clients	$ 40,749	$ 7,309	$ 2,309	$ 50,367
Segment operating profit *	10,829	3,229	982	15,040
Total assets at February 28, 2002	170,609	12,285	3,278	186,172
Capital expenditures	1,715	429	––	2,144

For The Six Months Ended February 28, 2003
Revenues from clients	$ 89,837	$ 16,551	$ 5,080	$111,468
Segment operating profit *	27,411	7,245	2,096	36,752
Capital expenditures	3,792	118	18	3,928

For The Six Months Ended February 28, 2002
Revenues from clients	$ 80,439	$ 14,306	$ 4,631	$ 99,376
Segment operating profit *	19,924	6,525	2,008	28,457
Capital expenditures	4,025	751	4	4,780

* Expenses, including income taxes, are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, software development costs, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

5.   MERGERSTAT ACQUISITION

On January 23, 2003, the Company acquired all the interest of FactSet Mergerstat, LLC (“Mergerstat”) for $7.7 million in cash. Mergerstat is a provider of mergers and acquisition information to the United States and European markets. The acquisition expands the existing portfolio of services and products offered on the FactSet system. The purchase price of Mergerstat was allocated to tangible and intangible assets and liabilities based on estimated fair value. The difference between the purchase price and the fair value of tangible and intangible assets less liabilities was recorded as goodwill. A summary of the Mergerstat purchase price allocation consists of the following:

In thousands and unaudited

Current assets	$ 330
Acquired technology	4,195
Goodwill	3,815

8,340
Other liabilities assumed	(638)

Purchase price	$ 7,702

Operating results of Mergerstat are included in the Company’s financial statements from the date of the acquisition. Pro forma statements of income have not been presented because the effect of the acquisition was not material to the Company’s consolidated financial results.

6.   DATA CENTER RELOCATION CHARGE

During November 2001, the Company moved its New York City data center operations into a new data center facility in Manchester, New Hampshire. The New Hampshire data center and its associated lease were acquired by the Company from Vitts Networks, Inc. in July 2001. The Company placed the Manchester data facility into operation in November 2001 and incurred a charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the carrying value of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 related to moving and other direct relocation costs.

7.   COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases office space domestically in Greenwich and Stamford, Connecticut; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; and Paris and Avon, France. The leases expire on various dates through February 2010. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective lease terms.
        At February 28, 2003, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

In thousands and unaudited
Years Ended August 31,

2003 (Remainder)	$ 4,002
2004	8,299
2005	3,690
2006	2,879
2007	1,609
Thereafter	3,490

Minimum lease payments	$23,969

Revolving Credit Facilities
In fiscal 2003, the Company renewed its 364-day revolving credit facility and continued to maintain its existing three-year credit facility. Both credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing March 2004 and November 2004. Approximately $741,000 in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2003. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes
In the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. An audit by one tax authority is currently ongoing. There is inherent uncertainty in the audit process. Nevertheless, the Company has no reason to believe that the audit will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

8.   IDENTIFIED INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of the Insyte, LionShares and Mergerstat businesses in August 2000, April 2001 and January 2003, respectively. The weighted average useful life of the acquired technology is 8.83 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $6,438,000 and $862,000 at February 28, 2003, and $2,243,000 and $482,000 at February 28, 2002, respectively. During the second quarter of fiscal 2003, $4,195,000 of intangible assets were added as a result of the acquisition of Mergerstat. Amortization expense of approximately $121,000 and $207,000 was recorded in the three and six months ended February 28, 2003. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2003 and the remaining fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2003 (Remainder)	$ 382
	2004	764
	2005	764
	2006	736
	2007	659
	Thereafter	$2,271

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended			Six Months Ended
	February 28,			February 28,
In thousands, except per share data	2003	2002	Change	2003	2002	Change

Revenues	$ 56,655	$ 50,367	12.5%	$111,468	$ 99,376	12.2%
Cost of services	17,960	16,598	8.2	35,706	32,899	8.5
Selling, general and administrative	19,808	18,729	5.8	39,010	37,116	5.1
Data center relocation charge	––	––	––	––	904	––
Operating income	18,887	15,040	25.6	36,752	28,457	29.1
Net income	12,147	10,717	13.3	23,683	19,328	22.5
Diluted earnings per common share	$ 0.35	$ 0.31	12.9%	$ 0.68	$ 0.56	21.4%

REVENUES
Revenues for the quarter ended February 28, 2003 increased 12.5% to $56.7 million compared to $50.4 million for the same period in fiscal 2002. During the first half of fiscal 2003, revenues grew 12.2% to $111.5 million. The key catalysts of revenue growth for both periods was continued demand for our value-added applications and databases, international expansion, and the net addition of 48 clients over the past twelve months. Approximately half our revenue is derived from database and application subscriptions. The remaining revenue is generated from our base fee and sales of incremental passwords.
       Our value-added applications, in particular, Portfolio Analytics, were the recipients of increased demand. At February 28, 2003, there were approximately 335 clients consisting of approximately 2,400 subscribers to the Company’s Portfolio Analytics applications compared to approximately 285 clients and nearly 2,000 subscribers for the same period a year ago.
       International revenues for the quarter ended February 28, 2003 increased 13.6% to $10.9 million. During the quarter, revenues from European operations rose 15.2% while revenues in Asia Pacific advanced 8.7%. For the first six months of fiscal 2003, overseas revenues were $21.6 million, an increase of 14.2% from the same period in fiscal 2002. Revenues from international operations accounted for over 19% of consolidated revenues for both the second quarter of fiscal 2003 and the first half of fiscal 2003. Over 95% of the Company’s revenues are billed and collected in U.S. dollars. Net monetary assets held by our international branch offices during the quarter ended February 28, 2003 were immaterial. Accordingly, our exposure to foreign currency fluctuations was not material.
       At February 28, 2003, we had 928 clients, up 5.5% from 880 a year earlier. Passwords, a measure of users of FactSet, declined to 19,400 as of February 28, 2003 compared to 22,600 from the same period in fiscal 2002, representing a 14.2% decline. Staffing cutbacks among our major investment banking clients over the past 12 months was the main reason for the password reduction. Generally, this password decline was limited to the investment banking segment of our business, as the net user count for our investment management clients decreased only slightly over the same period. Approximately a quarter of our revenue is generated from our investment banking clients, with most of the remaining revenue being derived from our investment management clients.
       Total client subscriptions at February 28, 2003 grew to $230.3 million, an increase of 11.3% from a year ago. The Mergerstat acquisition added over $2 million in client subscriptions during the second quarter of fiscal 2003. Subscriptions at a given point in time represent the forward-looking revenues for the next twelve months from all services currently being supplied to our clients. At quarter end, the average subscription per client was $248,000, up from an average of $235,000 a year ago, an increase of 5.5%. Subscriptions from international clients were $44.1 million, representing over 19% of total client subscriptions.
       No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At February 28, 2003, client retention remained at a rate in excess of 95%. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients may add, delete, or terminate services at any time.

OPERATING EXPENSES

Cost of Services
Cost of services increased 8.2% or $1.4 million to $18.0 million in the second quarter of fiscal 2003 from $16.6 in the same period in fiscal 2002. For the six months ended February 28, 2003, cost of services grew 8.5% or $2.8 million to $35.7 million up from $32.9 million in the prior year period. Increases in cost of services for the second quarter and the first half of fiscal 2003 were attributed primarily to higher employee compensation and benefits and additional data costs. In the second quarter of fiscal 2003, the increase in cost of services was partially offset by lower clearing fees.
       Employee compensation and benefits grew $800,000 in the three months ended February 28, 2003, compared to the prior year period and $1.7 million in the first six months of fiscal 2003 versus the prior year period. These increases are largely the result of employee additions and increases in merit compensation. Data costs advanced $500,000 in the second quarter of fiscal 2003 compared to the three months ended February 28, 2002 and $800,000 for the first half of fiscal 2003 versus the prior year period. The data cost increase was the result of new databases as well as additional data fees resulting from a greater number of client users from the comparable period in fiscal 2002.
       Commission-paying clients who choose to pay for our services via commissions on securities transactions are charged a greater amount than cash-paying clients to compensate for clearing broker fees we incur. Clearing fees decreased $300,000 in the second quarter of fiscal 2003 from the same period in fiscal 2002, primarily due to discounts and a decline in the clearing rates by the Company’s third party clearing brokers.

Selling, General and Administrative
For the quarter ended February 28, 2003, selling, general, and administrative (SG&A) expenses grew 5.8% or $1.1 million to $19.8 million from $18.7 million in the second quarter of fiscal 2002. For the first six months of fiscal 2003, SG&A expenses rose 5.1% or $1.9 million to $39.0 million from $37.1 million in the prior year period. Increases in both periods were due to higher costs related to employee compensation and benefits and travel and entertainment, offset by lower promotional and occupancy costs.
       Employee compensation and benefits expense rose $1.1 million in the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002 and $2.3 million for the first half of fiscal 2003 versus the first six months of fiscal 2002. The increase in employee compensation and benefits is due to the hiring of additional employees and increased merit compensation. Travel and entertainment expense grew $300,000 in the three months ended February 28, 2003 compared to the prior year period and $600,000 for the first six months of fiscal 2003 versus the same period in fiscal 2002. Additional travel by our sales force was the main factor contributing to the increase. Promotional expenses decreased $400,000 in both the second quarter and first half of fiscal 2003 compared to the prior year periods. The reduction in promotional costs is the result of lower spending on promotional product conferences. Occupancy costs also declined $200,000 and $400,000 for the second quarter and first six months of fiscal 2003 versus the comparable prior year periods. This reduction in occupancy costs was due to office furniture and leasehold improvements becoming fully amortized during the past twelve months.

Data Center Relocation Charge
During November 2001, the Company moved its New York City data center operations into a new data center facility in Manchester, New Hampshire. The New Hampshire data center and its associated lease were acquired by the Company from Vitts Networks, Inc. in July 2001. The Company placed the Manchester data facility into operations in November 2001 and, in the first quarter of fiscal 2002, incurred a charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the carrying value of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 related to moving and other direct relocation costs.

Operating Margin
Operating margin for the quarter ended February 28, 2003 was 33.3% compared to 29.9% for the same period a year ago. The operating margin for the first six months of fiscal 2003 was 33.0% compared to 28.6% for the first six months of fiscal 2002. Decreasing employee compensation and benefits, clearing fees, promotional expenses and occupancy costs, partially offset by increases in data costs and travel and entertainment, as a percentage of revenues were the major contributors to the improvement in the Company’s operating margin for the second quarter of fiscal 2003. Operating margin for the six months ended February 28, 2003, improved as a result of computer-related costs, promotional expenses and occupancy costs declining as a percentage of revenues partially offset by increases in data costs and a data center relocation charge in fiscal 2002.

Income Taxes
For the quarter ended February 28, 2003, income tax expense increased $2.4 million to $7.3 million from $4.9 million for the comparable period in fiscal 2002. The second quarter of fiscal 2002 included a tax benefit of $893,000 which is related to adjustments to prior year’s federal and state tax returns that resulted from a favorable state income tax ruling. Pretax income for the second quarter grew $3.8 million compared to the prior year period. The effective tax rate for the second quarter of fiscal 2003 was 37.5% compared to 31.4% for the same period a year ago. The tax benefit recognized in the second quarter of fiscal 2002 was the primary reason behind the difference in the effective tax rates for the two quarters. Income tax expense for the first half of fiscal 2003 was $14.2 million, an increase of $3.9 million. Without the income tax benefit in the first half of 2002, the increase would have been $3.0 million. The effective tax rate for the first half of fiscal 2003 was 37.5% versus 34.8% in the same period a year ago.

Liquidity
Cash generated by operating activities for the first six months of fiscal 2003 was $20.5 million, a decrease of $2.8 million over the comparable period in fiscal 2002. The year over year decline in operating cash was due to increased accounts receivable, decreases in deferred fees and commissions, accrued compensation and current taxes payable, partially offset by higher profitability and increased accounts payable and accrued expenses.

Capital Expenditures
Our capital expenditures totaled $3.1 million for the second quarter and $3.9 million for the first six months of fiscal year 2003. Capital expenditures during the second quarter and first six months fiscal 2003 consisted largely of computer-related equipment purchases for our data centers.

Mergerstat Acquisition
On January 23, 2003, we acquired all the interest of FactSet Mergerstat, LLC (“Mergerstat”) for $7.7 million in cash. Mergerstat is a provider of mergers and acquisition information to the United States and European markets. The acquisition expands the existing portfolio of services and products offered on the FactSet system. The purchase price of Mergerstat was allocated to tangible and intangible assets and liabilities based on estimated fair value. The difference between the purchase price and the fair value of tangible and intangible assets less liabilities was recorded as goodwill. A summary of the Mergerstat purchase price allocation consists of the following:

In thousands and unaudited

Current assets	$ 330
Acquired technology	4,195
Goodwill	3,815

8,340
Other liabilities assumed	(638)

Purchase price	$ 7,702

Operating results of Mergerstat are included in our financial statements from the date of the acquisition. Pro forma statements of income have not been presented because the effect of the acquisition was not material to our consolidated financial results.

Financing Operations and Capital Needs
Cash, cash equivalents and investments totaled $121.3 million or 55.8% of the Company’s total assets at February 28, 2003. All our operating and capital expense requirements were financed entirely from cash generated from the Company’s operations. We have no outstanding indebtedness.

Revolving Credit Facilities
In fiscal 2003, we renewed our 364-day revolving credit facility and continued to maintain our existing three-year credit facility. Both credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches maturing March 2004 and November 2004. Approximately $741,000 in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2003. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchase Program
On July 16, 2002, our Board of Directors authorized a stock repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the second quarter of fiscal 2003, we repurchased approximately 515,000 shares at an aggregate cost of $13.7 million. During the first six months of fiscal 2003, we repurchased approximately 630,000 shares at an aggregate cost of $16.4 million. Since the inception of the stock repurchase program, we have purchased approximately 707,000 shares at an aggregate cost of $18.1 million.

New Accounting Pronouncements
On September 1, 2002, the Company adopted Financial Accounting Standards Board Statement No.144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The impact of adopting SFAS 144 on our results of operation and financial position was not material.
       In December 2002, the Financial Accounting Standards Board issued Statement No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of our stock price on the date of grant thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three months and six months ended February 28, 2003 and February 28, 2002:

	Three Months Ended		Six Months Ended
	February 28,		February 28,
In thousands, except per share data and unaudited	2003	2002	2003	2002

Net income, as reported	$12,147	$10,717	$23,683	$19,328
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	1,861	1,897	3,629	3,581

Pro forma net income	10,286	8,820	20,054	15,747
	======	======	======	======

Basic - as reported	$ 0.36	$ 0.32	$ 0.70	$ 0.58
	======	======	======	======
Basic - pro forma	$ 0.31	$ 0.26	$ 0.59	$ 0.47
	======	======	======	======
Diluted - as reported	$ 0.35	$ 0.31	$ 0.68	$ 0.56
	======	======	======	======
Diluted - pro forma	$ 0.30	$ 0.25	$ 0.58	$ 0.45
	======	======	======	======

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

Revenue Recognition
As a matter of policy, we do not seek to enter into written contracts with our clients and promote flexibility in which clients are generally free to add to, delete from or terminate service at any time. We recognize revenue using a subscription-based model in which subscription charges are quoted to a client on an annual basis. Subscription revenues are earned monthly as services are provided and are based on one-twelfth of the annual subscription charge quoted to each client. We bill our clients in arrears for services provided on a monthly basis. Clients frequently add and delete users, change the mix of services they require from us, and, occasionally, cancel our services. Due provision is made each month to accrue for such cancellations and billing adjustments based on estimates developed using historical activity and taking known changes in client activity into account. An appropriate reserve is maintained to account for such estimated cancellations and adjustments and is included in receivable reserves, discussed below. Amounts that have been billed to clients, and therefore earned, but have not yet been paid via cash payments or the receipt of commissions on securities transactions are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers. Amounts that have been received as commissions on securities transactions or in cash that exceed earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees and commissions.

Receivable Reserves
Our client base has historically been of a high quality and, as such, we have not historically experienced high credit-related write-offs. Aged client receivables are analyzed each month and our collection efforts are directed accordingly. We take historical company information, industry trends and general market conditions into account in estimating reserves, and apply a percentage to the month-end client receivable balance.

Valuation of Goodwill and Other Intangible Assets
As discussed in Note 2 to the consolidated financial statements, we adopted SFAS 142 as of September 1, 2001. SFAS 142 requires that a traditional goodwill impairment test be completed during the first six months of the year the standard is adopted. SFAS 142 further requires a separate annual goodwill impairment test to be performed each year, which will be done in the fourth quarter of each fiscal year, along with additional goodwill impairment tests on an event-driven basis. We performed our transitional goodwill impairment test during the quarter ended February 28, 2002, and noted that goodwill had not been impaired. Annually or on an event-driven basis, we will evaluate the acquired businesses and related assets for indications of potential impairment. We may base our judgment regarding the existence of impairment indicators by relying on market conditions, legal and technological factors and the operational performance of the acquired businesses and related assets. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired.
       After we acquired the Insyte, LionShares and Mergerstat businesses, we recorded the acquired intangible assets on our Consolidated Statements of Financial Condition. We review intangibles for evidence of impairment whenever changes in circumstances or events indicate that the carrying value of the intangible assets may not be recoverable.

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

Accrued Liabilities
In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued liabilities. Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of our employee incentive compensation programs are discretionary. A final review of departmental performance is conducted each year end with senior management and the Board of Directors determining the ultimate amount of discretionary bonus pools in connection with this review. We also review compensation throughout the year to determine how overall performance tracks against managers’ expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. Because final reviews are not normally completed until after the year-end closing cycle, it is possible that actual amounts ultimately approved and paid could differ from amounts previously accrued. As such, the difference, if any, will be recorded in the period in which the estimate is changed.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect our expectations as of April 14, 2003. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until the next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2003 Expectations
o Revenues are expected to range between $57.0 million and $59.0 million.
o Operating margins are expected to range between 32.5% and 33.5%.
o The effective tax rate should be approximately 37.5%

Full Year Fiscal 2003 Expectations
o Capital expenditures should total approximately $12 million.

Recent Market Trends

In the ordinary course of business, we are exposed to various financial risks involving equity and foreign currency markets as well as risks related to interest rate fluctuations. During the past three years, major equity indices (e.g., Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index, Nikkei 225) have experienced significant declines coupled with increased levels of volatility. The potential for a continued high level of volatility coupled with a persistent deterioration of general economic and market conditions is still possible. The current military actions by the United States or the threat of hostilities among various nations could undermine any potential economic recovery and increase volatility in the major equity indices. Further decline in the worldwide markets could adversely impact a large number of our clients (investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients.
       The fair market value of our investment portfolio at February 28, 2003 was $106.0 million. We anticipate that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to the investment guidelines we established, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments is not to exceed two years. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by our investment guidelines. Because we have no outstanding indebtedness and, for the reasons enumerated above, our financial exposure to fluctuations in interest rates is expected to continue to be low.
       All of our investments are held in U.S. dollars and greater than 95% of our revenues are transacted in U.S. dollars. Accordingly, our exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

Taxes
During the normal course of business, our tax filings are subject to audit by federal and state tax authorities. An audit by one tax authority is currently ongoing. There is inherent uncertainty contained in the audit process but we have no reason to believe that the audit will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by the words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continue,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements as a result of new information, future events, or otherwise.
       These future factors include, but are not limited to, the ability to hire qualified personnel; maintenance of our leading technological position; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases; retention of key clients; the successful resolution of the ongoing audit by a tax authority; the continued employment of key personnel; the ability to integrate newly acquired businesses; the absence of U.S. or foreign governmental regulation restricting international business.

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

ITEM 4.   CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of this report, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, subsequent to the date of such evaluation.

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders:
The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on January 10, 2003.

1. Four nominees to the Board of Directors were elected:

Director	Term	For	Not For	Abstain
Michael F. DiChristina	3 yrs.	31,909,998	306,399	––
Walter F. Siebecker	3 yrs.	30,831,135	1,385,262	––
Howard E. Wille	3 yrs.	28,212,034	4,004,363	––
James J. McGonigle	2 yrs.	31,878,063	338,334	––

2. The appointment of PricewaterhouseCoopers LLP as independent public accountants of the Company was ratified:

For		31,218,400
Not for		985,971
Abstain		12,026

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K: None
(a) Exhibits: None
(b) Reports on Form 8-K: None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	April 14, 2003	/s/ ERNEST S. WONG
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

Date: April 14, 2003
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

Date: April 14, 2003
/s/ Ernest S. Wong
Ernest S. Wong
Chief Financial Officer