Form 10-K/A
period 2002-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2003-07-11
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-K/A

Amendment No. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR TRANSITION PERIOD FROM  ________ TO  ________

Commission File Number: 1-11869

FACTSET RESEARCH SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3362547
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

One Greenwich Plaza, Greenwich, Connecticut	06830
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(203) 863-1500;

Securities registered pursuant to Section 12(b) of the Act:   Common Stock
Name of each exchange on which registered:   New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes |X|      No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and was not and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of registrant’s most recent Form 10-K or any amendment to such Form 10-K.  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]    No|_|

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

FACTSET RESEARCH SYSTEMS INC.

Form 10-K/A

For The Fiscal Year Ended August 31, 2002

Explanatory Note

               Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, FactSet Research Systems Inc. hereby amends its Form 10-K for the fiscal year ended August 31, 2002 by amending and restating Item 15 in its entirety.

TABLE OF CONTENTS

Part IV

ITEM 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	page 2

Signature	page 4

Certifications	pages 5 & 6

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

The following information from FactSet Research Systems Inc.’s definitive Proxy Statement dated November 26, 2002 is incorporated by reference under Items 10, 11, 12 and 13:

Information Regarding the Board of Directors and Related Committees	pages 1-4
Section 16(a) Beneficial Ownership Reporting Compliance	page 5
Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management	pages 6-7
Information Regarding Named Executive Officer Compensation	page 8
Compensation Pursuant to Stock Options	page 9
Employment Agreements	page 11

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

(c) Exhibit Listing

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)
3.12	Amendment to Restated Certificate of Incorporation (10)
3.2	By-laws (2)
4.1	Form of Common Stock (1)
10.1	Form of Consulting Agreement between the Company and Charles J. Snyder (3)
10.2	Letter of Agreement between the Company and Ernest S. Wong (1)
10.31	Amendment to 364-Day Credit Agreement, dated March 29, 2002 (4)
10.32	Amendment to the Three-Year Credit Agreement (10)
10.33	Retirement Agreement between the Company and Howard E. Wille (2)
10.4	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (6)
10.5	The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option Plan (7)
10.6	The FactSet Research Systems Inc. 2000 Stock Option Plan (8)
10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (9)
13.1	The Company’s fiscal 2002 Annual Report to Stockholders (11)
21	Subsidiaries of the Company (11)
23	Consent of PricewaterhouseCoopers LLP (11)
99.1	Certification of the Chief Executive Officer of FactSet Research Systems Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Chief Financial Officer of FactSet Research Systems Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
(11) Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 2002.

EXHIBIT INDEX

EXHIBITS

99.1	Certification of the Chief Executive Officer of FactSet Research Systems Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Chief Financial Officer of FactSet Research Systems Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. Registrant

Date: July 11, 2003	/s/ ERNEST S. WONG Ernest S. Wong, Senior Vice President, Chief Financial Officer, Treasurer and Secretary

CERTIFICATIONS

I, Philip A. Hadley, certify that:

  I have reviewed this annual report on Form 10-K/A of FactSet Research Systems Inc.;

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

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’;s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ Philip A. Hadley Philip A. Hadley Chief Executive Officer

I, Ernest S. Wong, certify that:

  I have reviewed this annual report on Form 10-K/A of FactSet Research Systems Inc.;

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

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: July 11, 2003

/s/ Ernest S. Wong Ernest S. Wong Chief Financial Officer

EXHIBIT 99.1

FACTSET RESEARCH SYSTEMS INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of FactSet Research Systems Inc. (the “Company”) on Form 10-K for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip A. Hadley, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip A. Hadley
      Philip A. Hadley
      Chairman and Chief Executive Officer
      November 26, 2002

         A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 99.2

FACTSET RESEARCH SYSTEMS INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of FactSet Research Systems Inc. (the “Company”) on Form 10-K for the period ending August 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ernest S. Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ernest S. Wong
      Ernest S. Wong
      Chief Financial Officer
      November 26, 2002

         A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.