Form 10-Q/A
period 2002-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2003-07-11
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

Form 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes |X|    No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]    No [_]

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on November 30, 2002, was 33,797,786.

FactSet Research Systems Inc.

Form 10–Q/A

Explanatory Note

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, FactSet Research Systems Inc. hereby amends its Form 10-Q for the fiscal quarter ended November 30, 2002 by amending and restating Item 6 in its entirety.

TABLE OF CONTENTS

Part II

ITEM 6. Exhibits and Reports on Form 8-K	page 2

Signature	page 3

Certifications	pages 4 & 5

ITEM 6. Exhibits and Reports on Form 8-K	Pages 6 & 7

(a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certification of the Chief Executive Officer of FactSet Research Systems Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of FactSet Research Systems Inc.
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K: None

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

CERTIFICATIONS

I, Philip A. Hadley, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of FactSet Research Systems Inc.;

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

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function)

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ Philip A. Hadley Philip A. Hadley Chief Executive Officer

I, Ernest S. Wong, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of FactSet Research Systems Inc.;

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

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003

/s/ Ernest S. Wong Ernest S. Wong Chief Financial Officer

EXHIBIT 99.1

FACTSET RESEARCH SYSTEMS INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip A. Hadley, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip A. Hadley
      Philip A. Hadley
      Chairman and Chief Executive Officer
      January 14, 2003

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ernest S. Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ernest S. Wong
      Ernest S. Wong
      Chief Financial Officer
      January 14, 2003

        A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.