Form 10-Q/A
period 2003-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2003-07-11
CIK 1013237

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

FactSet Research Systems Inc.

Form 10–Q/A

Explanatory Note

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, FactSet Research Systems Inc. hereby amends its Form 10-Q for the fiscal quarter ended February 28, 2003 by amending and restating Item 6 in its entirety.

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip A. Hadley, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip A. Hadley
      Philip A. Hadley
      Chairman and Chief Executive Officer
      April 14, 2003

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending February 28, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ernest S. Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ernest S. Wong
      Ernest S. Wong
      Chief Financial Officer
      April 14, 2003

        A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.