Form 10-Q
period 2003-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2003-07-15
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2003

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

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 31, 2003, was 33,528,990.

FactSet Research Systems Inc.

Form 10-Q

Table of Contents

Part I	FINANCIAL INFORMATION	Page

Item 1	Financial Statements

	Consolidated Statements of Income
	for the three months ended May 31, 2003 and 2002	3

	Consolidated Statements of Comprehensive Income
	for the three months ended May 31, 2003 and 2002	4

	Consolidated Statements of Financial Condition
	for the three months ended May 31, 2003 and 2002	5

	Consolidated Statements of Cash Flows
	for the three months ended May 31, 2003 and 2002	6

	Notes to the Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Changes in Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

Signature		21

Certifications		22

ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands, except per share data)	2003	2002	2003	2002

Subscription Revenues
Commissions	$17,109	$15,598	$49,404	$44,477
Cash fees	41,997	36,818	121,170	107,315
Total subscription revenues	59,106	52,416	170,574	151,792

Expenses
Cost of services	18,947	17,339	54,653	50,238
Selling, general and administrative	20,656	18,956	59,666	56,072
Data center relocation charge (See Note 6)	––	––	––	904
Total operating expenses	39,603	36,295	114,319	107,214

Income from operations	19,503	16,121	56,255	44,578
Other income	509	522	1,651	1,704
Income before income taxes	20,012	16,643	57,906	46,282
Provision for income taxes	5,744	6,291	19,955	16,602
Net income	$14,268	$10,352	$37,951	$29,680
	======	======	======	======

Basic earnings per common share	$0.43	$0.31	$1.13	$0.88
	====	====	====	====
Diluted earnings per common share	$0.41	$0.29	$1.10	$0.85
	====	====	====	====

Weighted average common shares (Basic)	33,455	33,746	33,624	33,590
	=====	=====	=====	=====
Weighted average common shares (Diluted)	34,607	35,221	34,626	34,913
	=====	=====	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
(In thousands, except per share data)	2003	2002	2003	2002

Net income	$14,268	$10,352	$37,951	$29,680
Change in unrealized gain (loss) on investments, net of taxes	17	(50)	4	(53)
Comprehensive income	$14,285	$10,302	$37,955	$29,627
	======	======	======	======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
	May 31,	August 31,
	2003	2002
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 39,808	$ 44,819
Investments	113,188	86,017
Receivables from clients and clearing brokers, net	36,564	33,164
Receivables from employees	206	399
Deferred taxes	6,245	6,085
Other current assets	1,828	1,579
Total current assets	197,839	172,063

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	104,480	99,264
Less accumulated depreciation and amortization	(84,285)	(71,709)
Property, equipment and leasehold improvements, net	20,195	27,555

OTHER NON-CURRENT ASSETS
Goodwill	13,677	9,861
Intangible assets, net	5,385	1,589
Deferred taxes	4,172	4,333
Other assets	2,108	2,010

TOTAL ASSETS	$243,376	$217,411
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 31,	August 31,
	2003	2002

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 13,901	$ 11,427
Accrued compensation	12,841	13,590
Deferred fees and commissions	10,229	11,669
Dividends payable	2,012	1,689
Current taxes payable	4,053	1,523
Total current liabilities	43,036	39,898

NON-CURRENT LIABILITIES
Other non-current liabilities	575	547
Total liabilities	43,611	40,445
Commitments and contingencies (See Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	343	340
Capital in excess of par value	40,441	33,803
Retained earnings	182,144	149,561
Accumulated other comprehensive income	146	142
	223,074	183,846
Less treasury stock, at cost	(23,309)	(6,880)
Total stockholders’ equity	199,765	176,966

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$243,376	$217,411
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Nine Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited	May 31,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,951	$29,680
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,010	13,848
Deferred tax expense (benefit)	1	(1,493)
Accrued ESOP contribution	1,746	1,620
Net income adjusted for non-cash items	52,708	43,655
Changes in assets and liabilities
Receivables from clients and clearing brokers	(3,400)	2,010
Receivables from employees	193	20
Accounts payable and accrued expenses	2,474	3,831
Accrued compensation	(335)	1,070
Deferred fees and commissions	(1,984)	67
Current taxes payable	2,530	(2,543)
Other working capital accounts, net	(279)	80
Income tax benefits from stock option exercises	841	1,638
Net cash provided by operating activities	52,748	49,828

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net	(27,167)	(29,175)
Acquisition of business (See Note 5), net of acquired assets	(7,702)	100
Purchases of property, equipment and leasehold improvements, net of retirements	(5,047)	(7,117)
Net cash used in investing activities	(39,916)	(36,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(4,772)	(3,780)
Repurchase of common stock	(16,429)	(2,282)
Proceeds from employee stock plans	3,358	3,409
Net cash used in financing activities	(17,843)	(2,653)

Net (decrease) increase in cash and cash equivalents	(5,011)	10,983
Cash and cash equivalents at beginning of period	44,819	38,583
Cash and cash equivalents at end of period	$39,808	$49,566
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2003
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
       FactSet Limited, FactSet France, Inc., FactSet GmbH, FactSet Pacific, Inc., LionShares Europe S.A.S., Innovative Systems Techniques, Inc. (“Insyte”) and FactSet Mergerstat, LLC (“Mergerstat”) are wholly owned subsidiaries of the Company, with operations in London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France) and Santa Monica, California. The Company dissolved elumient.com, Instye’s wholly owned, inactive subsidiary, on December 23, 2002.

2.   ACCOUNTING POLICIES

In the opinion of management, the accompanying statements of financial condition and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with accounting principles generally accepted in the United States. The interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes thereto included in the Company’s Annual Report of Form 10-K for the fiscal year ended August 31, 2002. The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation
The accompanying interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany activity and balances have been eliminated from the interim consolidated financial statements.
       Cost of services consists of employee compensation and benefits for the software engineering and consulting groups, clearing fees, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and communication costs. Selling, general and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, travel and entertainment expenses, promotional expenses, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, depreciable lives of fixed assets, accrued liabilities, accrued compensation, receivable reserves and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition
Subscription charges are quoted to clients on an annual basis, but are earned monthly as services are provided. Subscription revenues are earned each month, based on one-twelfth of the annual subscription charge quoted to each client. As a matter of policy, the Company does not seek to enter into written contracts with its clients and clients are generally free to add to, delete portions of, or terminate service at any time. Clients are invoiced monthly in arrears for services rendered.
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
       EITF 00-21, “Multiple Element Arrangements” contains further guidance on revenue recognition, particularly with respect to situations in which companies offer multiple services or deliverables to a customer for a single, bundled price. The EITF consensus applies to us for all transactions entered into beginning with our first quarter of fiscal 2004, effective September 1, 2003. We are currently evaluating the effects of adopting this EITF consensus on our revenue recognition policies, as well as our consolidated financial statement presentation and disclosure.

Clearing Fees
When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers to execute and settle clients’ securities transactions. Clearing fees are recorded in the Statement of Income when the related subscription revenues are earned and recognized. Clearing fees incurred in advance of providing the subscription services are initially deferred and recognized in the same period in which the related subscription revenue is recognized.

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

New Accounting Pronouncements
On September 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The impact of adopting SFAS 144 on the Company’s results of operation and financial position was not material.
       In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant, thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three months and nine months ended May 31, 2003 and May 31, 2002:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
In thousands, except per share data and unaudited	2003	2002	2003	2002

Net income, as reported	$14,268	$10,352	$37,951	$29,680
Deduct: Stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(2,019)	(1,836)	(5,648)	(5,417)

Pro forma net income	$12,249	$ 8,516	$32,303	$24,263
	=====	=====	=====	=====
Basic - as reported	$ 0.43	$ 0.31	$ 1.13	$ 0.88
	====	=====	====	=====
Basic - pro forma	$ 0.37	$ 0.25	$ 0.96	$ 0.72
	====	=====	====	=====
Diluted - as reported	$ 0.41	$ 0.29	$ 1.10	$ 0.85
	====	=====	====	=====
Diluted - pro forma	$ 0.35	$ 0.24	$ 0.93	$ 0.69
	====	=====	====	=====

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first nine months of fiscal years 2003 and 2002:

STOCK OPTION PLANS

Nine months ended May 31,	2003	2002

Risk-free interest rate	2.29%	3.66%

Expected life	4.1 years	4.0 years

Expected volatility	53%	52%

Dividend yield	0.6%	0.6%

3. COMMON STOCK AND EARNINGS PER SHARE
	Nine Months Ended
Shares of common stock outstanding were as follows:	May 31,
In thousands and unaudited	2003	2002

Balance at September 1,	33,788	33,356
Common stock issued for employee stock plans	373	500
Repurchase of common stock	(632)	(90)
Balance at May 31,	33,529	33,766
	=====	=====

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the third quarter of fiscal 2003, the Company did not repurchase any shares. During the first nine months of fiscal 2003, the Company repurchased approximately 630,000 shares at an aggregate cost of $16.4 million. Since the inception of the stock repurchase program, FactSet has purchased approximately 707,000 shares at an aggregate cost of $18.1 million.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended May 31, 2003
Basic EPS
Income available to common stockholders	$14,268	33,455	$0.43
Diluted EPS
Dilutive effect of stock options	––	1,152
Income available to common stockholders	$14,268	34,607	$0.41
	======	=====

For the Three Months Ended May 31, 2002
Basic EPS
Income available to common stockholders	$10,352	33,746	$0.31
Diluted EPS
Dilutive effect of stock options	––	1,475
Income available to common stockholders	$10,352	35,221	$0.29
	======	=====

		Weighted Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Nine Months Ended May 31, 2003
Basic EPS
Income available to common stockholders	$37,951	33,624	$1.13
Diluted EPS
Dilutive effect of stock options	––	1,002
Income available to common stockholders	$37,951	34,626	$1.10
	======	=====

For the Nine Months Ended May 31, 2002
Basic EPS
Income available to common stockholders	$29,680	33,590	$0.88
Diluted EPS
Dilutive effect of stock options	––	1,323
Income available to common stockholders	$29,680	34,913	$0.85
	======	=====

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
       The European segment is headquartered in London, England and maintains office locations in Frankfurt, Germany and Paris and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs, clearing fees, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”
       Goodwill of $13,677,000 at May 31, 2003, which reflects three prior acquisitions, is included within the U.S. segment.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For The Three Months Ended May 31, 2003
Revenues from clients	$ 47,898	$ 8,730	$ 2,478	$ 59,106
Segment operating profit *	14,936	3,855	712	19,503
Total assets at May 31, 2003	229,705	10,025	3,646	243,376
Capital expenditures	1,094	10	15	1,119

For The Three Months Ended May 31, 2002
Revenues from clients	$ 42,323	$ 7,714	$ 2,379	$ 52,416
Segment operating profit *	11,080	3,711	1,330	16,121
Total assets at May 31, 2002	191,314	10,237	3,601	205,152
Capital expenditures	1,485	850	2	2,337

For The Nine Months Ended May 31, 2003
Revenues from clients	$137,735	$ 25,281	$ 7,558	$170,574
Segment operating profit *	42,347	11,100	2,808	56,255
Capital expenditures	4,886	128	33	5,047

For The Nine Months Ended May 31, 2002
Revenues from clients	$122,762	$ 22,020	$ 7,010	$151,792
Segment operating profit *	31,005	10,236	3,337	44,578
Capital expenditures	5,832	1,279	6	7,117

* Expenses, including income taxes, are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

5.   MERGERSTAT ACQUISITION

On January 23, 2003, the Company acquired all the ownership interests of Mergerstat for $7.7 million in cash. Mergerstat is a provider of mergers and acquisition information to the United States and European markets. The acquisition expands the existing portfolio of services and products offered on the FactSet system. The purchase price of Mergerstat was allocated to tangible and intangible assets and liabilities based on estimated fair value. The difference between the purchase price and the fair value of tangible and intangible assets less liabilities was recorded as goodwill. A summary of the Mergerstat purchase price allocation consists of the following:

In thousands and unaudited

Current assets	$ 330
Acquired technology	4,195
Goodwill	3,815

8,340
Other liabilities assumed	(638)

Purchase price	$ 7,702

Operating results of Mergerstat are included in the Company’s consolidated financial statements from the date of the acquisition. Pro forma statements of income have not been presented because the effect of the acquisition was not material to the Company’s consolidated financial results.

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
       At May 31, 2003, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

In thousands and unaudited
Years Ended August 31,

2003 (Remainder)	$ 2,021
2004	8,362
2005	3,715
2006	2,902
2007	1,611
Thereafter	3,495

Minimum lease payments	$22,106

Revolving Credit Facilities
In fiscal 2003, the Company renewed its 364-day revolving credit facility and continued to maintain its existing three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing March 2004 and November 2004. Approximately $766,000 in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2003. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes
In the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. Audits by six local tax authorities are currently ongoing. There is inherent uncertainty in the audit process. Nevertheless, the Company has no reason to believe that these audits will result in additional tax payments that would have a material adverse effect on its results of operations or financial position.

8.   IDENTIFIED INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of the Insyte, LionShares and Mergerstat businesses in August 2000, April 2001 and January 2003, respectively. The weighted average useful life of the acquired technology is 8.83 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $6,438,000 and $1,053,000 at May 31, 2003, and $2,243,000 and $568,000 at May 31, 2002, respectively. During the second quarter of fiscal 2003, $4,195,000 of intangible assets were added as a result of the acquisition of Mergerstat. Amortization expense of approximately $191,000 and $398,000 was recorded in the three and nine months ended May 31, 2003. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2003 and the remaining fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2003 (Remainder)	$ 191
	2004	764
	2005	764
	2006	736
	2007	659
	Thereafter	$2,271

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - Unaudited
	Three Months Ended			Nine Months Ended
	May 31,			May 31,
In thousands, except per share data	2003	2002	Change	2003	2002	Change

Revenues	$ 59,106	$ 52,416	12.8%	$170,574	$151,792	12.4%
Cost of services	18,947	17,339	9.3	54,653	50,238	8.8
Selling, general and administrative	20,656	18,956	9.0	59,666	56,072	6.4
Data center relocation charge	––	––	––	––	904	––
Operating income	19,503	16,121	21.0	56,255	44,578	26.2
Net income	14,268	10,352	37.8	37,951	29,680	27.9
Diluted earnings per common share	$ 0.41	$ 0.29	41.4%	$ 1.10	$ 0.85	29.4%

REVENUES

Revenues for the quarter ended May 31, 2003 increased 12.8% to $59.1 million compared to $52.4 million for the same period in fiscal 2002. During the first nine months of fiscal 2003 revenues increased 12.4% to $170.6 million. The primary drivers of revenue growth for both periods were the continued demand for our value-added applications and databases, international expansion and the net addition of 43 clients over the past twelve months. Approximately half of our revenue is derived from sales of databases and applications, while the remaining revenue generated from our base fee and subscriptions for incremental passwords.

Our value-added applications, particularly Portfolio Analytics, were the recipients of increased demand during the third quarter of fiscal 2003. At May 31, 2003, there were approximately 340 clients consisting of approximately 2,500 users to our Portfolio Analytics applications compared to approximately 310 clients and nearly 2,100 users for the same period a year ago.

International revenues for the quarter ended May 31, 2003 increased 11.0% to $11.2 million compared to $10.1 million for the same period in fiscal 2002. During the quarter, revenues from European operations rose 13.2% while revenues in Asia Pacific advanced 4.2%. For the first nine months of fiscal 2003, overseas revenues were $32.8 million, an increase of 13.1% from the same period in fiscal 2002. Revenues from international operations accounted for 18.9% of consolidated revenues for the third quarter of fiscal 2003 and 19.2% of consolidated revenues for the nine months ended May 31, 2003. Over 95% of the Company’s revenues are received in U.S. dollars. Net monetary assets held by our international branch offices during the quarter ended May 31, 2003 were immaterial. Accordingly, our exposure to foreign currency fluctuations during the quarter was not material.

At May 31, 2003 our client count grew 4.8% to 942 clients compared to 899 clients for the same period in fiscal 2002. Passwords, a measure of users of FactSet, declined to 19,000 as of May 31, 2003 compared to 21,900 from the same period in fiscal 2002, representing a 13.2% decline. Staffing cutbacks among our major investment banking clients over the past 12 months was the main reason for the password reduction. This password decline was primarily limited to the investment banking segment of our business, as the aggregate user count for our investment management clients decreased slightly over the same period. Approximately a quarter of our revenue is generated from our investment banking clients, while most of the remaining revenue derived from our investment management clients.

Total client subscriptions at May 31, 2003 grew to $235.9 million, an increase of 10.8% from a year ago. At quarter end, the average subscription per client was $250,000, up from an average of $237,000 a year ago, an increase of 5.5%. Subscriptions from international clients were $44.6 million, representing approximately 18.9% of total client subscriptions.

No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At May 31, 2003, client retention remained at a rate in excess of 95%.

OPERATING EXPENSES

Cost of Services
For the quarter ended May 31, 2003, cost of services increased 9.3% to $18.9 million from $17.3 million in the same period in fiscal 2002. For the nine months ended May 31, 2003, cost of services grew to $54.7 million or 8.8% from $50.2 million in the prior year period. Increases in cost of services for the first nine months of fiscal 2003 were attributed primarily to increases in employee compensation and benefits, clearing costs, data costs and client-related communication costs.

Employee compensation and benefits expense grew $363,000 in the quarter ended May 31, 2003, versus the same period a year ago and $2.0 million in the first nine months of fiscal 2003 compared to the prior year period. These increases are largely the result of employee additions and increases in merit compensation. Data costs increased $190,000 in the third quarter of fiscal 2003 compared to the three months ended May 31, 2002 and $1.0 million for the first nine months of fiscal 2003 versus the same period a year ago. Additional data costs were the result of new databases as well as increased data fees resulting from a larger number of client users over the comparable periods in fiscal 2002. Client-related communication costs advanced approximately a total of $600,000 in the three and nine months ended May 31, 2003 due to additional costs incurred during the third quarter related to the implementation of FactSet Marquee, a streaming display of news, quotes and broker research.

Selling, General and Administrative
For the quarter ended May 31, 2003, selling, general and administrative (“SG&A”) expenses grew 9.0% to $20.7 million from $19.0 million in the third quarter of fiscal 2002. For the first nine months of fiscal 2003, SG&A expenses rose 6.4% to $59.7 million from $56.1 million. Increases in both periods were due to higher costs related to employee compensation and benefits and travel and entertainment, offset by lower corporate-related communication costs.

Employee compensation and benefits expense grew $1.4 million in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2003 and $3.7 million for the nine months ending May 31, 2003 versus the same period a year ago. These increases are largely the result of the hiring additional employees and increased merit compensation. Travel and entertainment expense grew $264,000 during third quarter of fiscal year 2003 compared to the prior year period and $819,000 during the first nine months of fiscal 2003 versus the same period in fiscal 2002. Increases in both periods were due to additional travel by our sales force as compared to the prior year periods. Corporate-related communication costs declined $200,000 in the three months ended May 31, 2003 compared to the prior year period and $335,000 for the first nine months of fiscal 2003 versus the comparable period in fiscal 2002. This reduction is due to lower costs borne for corporate-related communication lines.

Data Center Relocation Charge
During November 2001, the Company moved its New York City data center operations into a new data center facility in Manchester, New Hampshire. The New Hampshire data center and its associated lease were acquired by the Company from Vitts Networks, Inc. in July 2001. The Company placed the Manchester data facility into operation in November 2001 and, in the first quarter of fiscal 2002, incurred a non-recurring charge of approximately $904,000, of which $604,000 related to non-cash expenses associated with the accelerated depreciation of the carrying value of the abandoned unamortized leasehold improvements in the former New York City data center. Approximately $300,000 related to moving and other direct relocation costs.

Operating Margin
Operating margin for the quarter ended May 31, 2003 was 33.0% compared to 30.8% for the same period a year ago. The operating margin for the first nine months of fiscal 2003 was 33.0% compared to 29.4% for the comparable period in fiscal 2002. Decreasing employee compensation and benefits, computer depreciation and professional fees, partially offset by increases in client-related communication costs, as a percentage of revenues were the major contributors to the improvement in the Company’s operating margin for the third quarter of fiscal 2003. The operating margin for the nine months ended May 31, 2003, improved as a result of lower employee compensation and benefits, computer depreciation, promotional costs, occupancy-related costs and professional fees, as a percentage of revenue in fiscal 2003 and a data center relocation charge in fiscal 2002.

Income Taxes
For the quarter ended May 31, 2003, income tax expense decreased to $5.7 million from $6.3 million for the comparable period in fiscal 2002. The effective tax rate for the third quarter of fiscal 2003 was 28.7% compared to 37.8% a year ago. The third quarter of fiscal year 2003 included a tax benefit of $1.3 million, which was related to additional federal tax planning and certain changes in estimates relating to fiscal 2002 income taxes payable. In addition to reducing fiscal 2002 taxes payable, the federal tax planning completed in the third quarter of fiscal 2003 also generated recurring tax benefits. As a result, the effective tax rate for the third quarter of fiscal 2003, excluding the one-time tax benefit of $1.3 million, was 35.2% compared to 37.0% a year ago. Income tax expense for the first nine months of fiscal 2003 was $20.0 million, an increase of $3.4 million from the same period a year ago. The effective tax rate for the first nine months of fiscal 2003 was 34.5%, versus 35.9% in the same period a year ago. Excluding the tax benefit of $1.3 million in the third quarter of fiscal year 2003 and the tax benefit of $893,000 in the second quarter of fiscal year 2002, the effective tax rate for the first nine months of fiscal 2003 was 36.7% versus 37.8% in the same period a year ago. The decrease in the effective tax rate is due to the recurring benefit from the additional federal tax planning completed in third quarter of fiscal 2003.

Liquidity
Cash generated by operating activities for the first nine months of fiscal 2003 was $52.7 million, an increase of $2.9 million over the comparable period in fiscal 2002. The year over year increase in operating cash was primarily due to higher levels of profitability and current taxes payable, partially offset by higher accounts receivable and decreases in deferred fees and commissions.

Capital Expenditures
Our capital expenditures for the third quarter totaled $1.1 million and $5.0 million for the first nine months of fiscal year 2003. Capital expenditures during the third quarter and first nine months of fiscal 2003 consisted largely of computer-related equipment purchases for our data centers.

Financing Operations and Capital Needs
Cash, cash equivalents and investments totaled $153.0 million or 62.9% of the Company’s total assets at May 31, 2003. All our operating and capital expense requirements were financed entirely from cash generated from the Company’s operations. We have no outstanding indebtedness.

Revolving Credit Facilities
In fiscal 2003, we renewed our 364-day revolving credit facility and continued to maintain our existing three-year credit facility. Both credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches maturing March 2004 and November 2004. Approximately $766,000 in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business. We have no present plans to draw any portion of the remaining available credit of approximately $24.2 million. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchase Program
On July 16, 2002, our Board of Directors authorized a stock repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the third quarter of fiscal 2003, we did not repurchase any shares. During the first nine months of fiscal 2003, we repurchased approximately 630,000 shares at an aggregate cost of $16.4 million. Since the inception of the stock repurchase program, we purchased approximately 707,000 shares at an aggregate cost of $18.1 million.

New Accounting Pronouncements
On September 1, 2002, we adopted Financial Accounting Standards Board Statement No.144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement establishes a single accounting model for the impairment of long-lived assets. The impact of adopting SFAS 144 on our results of operation and financial position was not material.
       In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Statement No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, Accounting for Stock-Based Compensation, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three months and nine months ended May 31, 2003 and May 31, 2002:

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
In thousands, except per share data and unaudited	2003	2002	2003	2002

Net income, as reported	$14,268	$10,352	$37,951	$29,680
Deduct: Stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects	(2,019)	(1,836)	(5,648)	(5,417)

Pro forma net income	$12,249	$ 8,516	$32,303	$24,263
	=====	=====	=====	=====
Basic - as reported	$ 0.43	$ 0.31	$ 1.13	$ 0.88
	====	=====	====	=====
Basic - pro forma	$ 0.37	$ 0.25	$ 0.96	$ 0.72
	====	=====	====	=====
Diluted - as reported	$ 0.41	$ 0.29	$ 1.10	$ 0.85
	====	=====	====	=====
Diluted - pro forma	$ 0.35	$ 0.24	$ 0.93	$ 0.69
	====	=====	====	=====

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first nine months of fiscal years 2003 and 2002:

STOCK OPTION PLANS

Nine months ended May 31,	2003	2002

Risk-free interest rate	2.29%	3.66%

Expected life	4.1 years	4.0 years

Expected volatility	53%	52%

Dividend yield	0.6%	0.6%

Critical Accounting Policies
In December of 2001, the SEC issued FR 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and in January of 2002, the SEC issued FR 61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are making certain incremental disclosures in our critical accounting policies below pursuant to these changes. We do not engage in off-balance sheet financing activities, make use of derivatives transactions or engage in significant related party transactions. Lease commitments and credit lines are disclosed in the quarterly report on Form 10-Q and annual report on Form 10-K for each fiscal year. Moreover, we have determined that the following represent our critical accounting policies.

Revenue Recognition
As a matter of policy, we do not seek to enter into written contracts with our clients and promote flexibility in which clients are typically free to add to, delete portions of, or terminate service at any time. We recognize revenue using a subscription-based model in which we quote subscription charges to a client on an annual basis. Subscription revenues are earned monthly as services are provided and are based on one-twelfth of the annual subscription charge quoted to each client. Clients are quoted two prices for each subscription, depending upon the method of payment. We bill our clients in arrears for services provided on a monthly basis. Clients frequently add and delete users, change the mix of services they require from us and, occasionally, cancel our services. Due provision is made each month to accrue for such cancellations and billing adjustments based on estimates developed using historical activity and taking known changes in client activity into account. An appropriate reserve is maintained to account for such estimated cancellations and adjustments and is included in receivable reserves, discussed below. Amounts that have been billed to clients and therefore earned, but have not yet been paid in cash or through commissions on securities transactions are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers. Amounts that have been received as commissions on securities transactions or in cash that exceed earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees and commissions.
       EITF 00-21, “Multiple Element Arrangements” contains further guidance on revenue recognition, particularly with respect to situations in which companies offer multiple services or deliverables to a customer for a single, bundled price. The EITF consensus applies to us for all transactions entered into beginning with our first quarter of fiscal 2004, effective September 1, 2003. We are currently evaluating the effects of adopting this EITF consensus on our revenue recognition policies, as well as our financial statement presentation and disclosure.

Clearing Fees
When subscription charges are paid on a commission basis, the Company incurs clearing fees, which are the charges imposed by the clearing brokers to execute and settle clients’ securities transactions. Clearing fees are recorded in the Statement of Income when the related subscription revenues are earned and recognized. Clearing fees incurred in advance of providing the subscription services are initially deferred and recognized in the same period in which the related subscription revenue is recognized.

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

Valuation of Goodwill and Other Intangible Assets
We adopted SFAS 142, which requires that a traditional goodwill impairment test be completed during the first six months of the year the standard is adopted. SFAS 142 further requires a separate annual goodwill impairment test to be performed each year along with additional goodwill impairment tests on an event-driven basis. We performed our transitional goodwill impairment tested during the quarter ended February 28, 2002, and noted that goodwill had not been impaired. On an ongoing basis, we will evaluate the acquired businesses and related assets for indications of potential impairment. We may base our judgment regarding the existence of impairment indicators by relying on market conditions, legal and technological factors and the operational performance of the acquired businesses and related assets. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired.
      After we acquired the Insyte, LionShares and the Mergerstat businesses, we recorded assets for acquired technology on our Consolidated Statements of Financial Condition. We review intangibles for evidence of impairment whenever changes in circumstances or events indicate that the carrying value of the intangible assets may not be recoverable.

Property, Equipment and Leasehold Improvements
We depreciate computers and related equipment on a straight-line basis over estimated useful lives of three years or less. Furniture and fixtures are depreciated over estimated useful lives of five years using a double declining balance method. We amortize leasehold improvements on a straight-line basis over the shorter of the terms of the related leases or the estimated useful lives of the improvements. The potential impairment of our fixed assets is evaluated whenever changes in circumstances or events indicate that the carrying value of the fixed assets may not be recoverable. Factors that may cause an impairment review of fixed assets include, but are not limited to, the following:

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

Forward-Looking Factors – Update Numbers

Business Outlook
The following forward-looking statements reflect our expectations as of July 15, 2003. Given the number of risk factors, assumptions and uncertainties enumerated and discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until the next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2003 Expectations
o Revenues are expected to range between $58.5 million and $60.0 million.
o Operating margins should be comparable with the first nine months of fiscal 2003.
o The effective tax rate should be approximately 36.7%

Full Year Fiscal 2003 Expectations
o Capital expenditures should total approximately $9 million, a reduction of $3 million from guidance previously given by the Company.

Recent Market Trends

In the ordinary course of business, we are exposed to various financial risks involving equity and foreign currency markets as well as risks related to interest rate fluctuations. During the past three years, major equity indices (e.g., Dow Jones 30 Industrials, Russell 2000, NASDAQ Composite, MSCI European Index, Nikkei 225) have experienced significant levels of volatility. The potential for a continued high level of volatility coupled with stagnant or further deterioration of general economic and market conditions is still possible. External factors such as the threat of hostilities among various nations or military actions by the United States could undermine any potential economic recovery. A decline in the worldwide markets could adversely impact a large number of our clients (investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients.

The fair market value of our portfolio of cash, cash equivalents and investment at May 31, 2003 was $153.0 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to the investment guidelines we established, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments is not to exceed eighteen months. Investments such as puts, calls, strips, short sales, straddles, options, futures or investments on margin are not permitted by our investment guidelines. Since we have no outstanding indebtedness and for the reasons enumerated above, our financial exposure to fluctuations in interest rates is expected to continue to be low.

All our investments are held in U.S. dollars and greater than 95% of our revenues are transacted in U.S. dollars. Accordingly, our exposure to fluctuations in foreign currency rates is expected to continue to be immaterial.

Taxes
During the normal course of business, our tax filings are subject to audit by federal and state tax authorities. Audits by six local tax authorities are currently ongoing. There is inherent uncertainty contained in the audit process but we have no reason to believe these audits will result in additional tax payments that would have a material adverse effect on our results of operations or financial position.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by the words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continue,” “subscriptions” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events, or otherwise.

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

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	July 15, 2003	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: July 15, 2003
/s/ Philip A. Hadley
Philip A. Hadley
Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 OR 15d-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: July 15, 2003
/s/ Ernest S. Wong
Ernest S. Wong
Chief Financial Officer

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip A. Hadley, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip A. Hadley
      Philip A. Hadley
      Chief Executive Officer
      July 15, 2003

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ernest S. Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ernest S. Wong
      Ernest S. Wong
      Chief Financial Officer
      July 15, 2003

        A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.