Form 10-K
period 2003-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2003-11-25
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X|   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2003

|_|   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 1-11869

FACTSET RESEARCH SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3362547 (I.R.S. Employer Identification No.)

One Greenwich Plaza, Greenwich, Connecticut (Address of principal executive office)	06830 (Zip Code)

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
Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act).
Yes |X|   No |_|

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2003, as reported by the New York Stock Exchange on that date, was $500,958,080.

The number of shares outstanding of the registrant’s common stock, as of November 7, 2003, was 33,816,445.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the fiscal year ended August 31, 2003 are incorporated by reference into Parts I and II of this Annual Report.

Portions of the definitive Proxy Statement dated November 25, 2003 and relating to the registrant’s Fiscal 2003 Annual Meeting of Shareholders to be held on January 8, 2004 are incorporated by reference into Part III of this Annual Report.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2003

PART I

PART I

ITEM 1.  BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) supplies financial intelligence to the global investment community. The Company combines more than 200 databases, including data from tens of thousands of companies as well as multiple stock markets, research firms and governments, into a single online source of information and analytics. Clients have simultaneous access to data from all the sources, which they can combine and download into spreadsheets and analyze using FactSet or custom-built applications.

Over 50 database suppliers supply financial information to the Company. FactSet seeks to maintain contractual relationships with a minimum of two database providers for each type of financial data, when possible. Database supplier contracts are generally renewable annually and may often be terminated on one year’s notice. A significant number of the Company’s database suppliers are in direct competition with each other and in some cases, with FactSet. Data fees are either billed directly to FactSet or its clients. Financial data fees billed to the Company are on a fixed or royalty (per client) cost basis. During fiscal 2003, FactSet acquired Mergerstat, a leading provider of merger and acquisitions content. This data content provides important research information to the Company’s investment banking clients.

Clients obtain access to the Company’s mainframe centers using the Company’s private wide area network. FactSet’s wide area network provides a high-speed direct link between the client’s local network and the vast data libraries and powerful applications found on the Company’s mainframes. Clients purchase the right to access the Company’s system through the private wide area network for an annual fee.

An important part of the Company’s strategy to maintain long-term client relations involves both consulting services and client training. Through the Company’s call center system and various client visits during the fiscal year, consulting and sales teams receive current information about client activities which enable them to provide better service. The Company highly encourages its clients to take part in the training programs, conducted either at the client’s location or a FactSet office. FactSet’s training programs are designed to give clients a comprehensive understanding of the service. The training programs augment the consulting services available around the clock through the Company’s Help Desk.

FactSet competes in the financial information services industry, which includes both large and well-capitalized companies, as well as smaller, niche firms. International and domestic competitors include market data suppliers, news and information providers and many of the database providers that supply the Company with financial information included in the FactSet system. Competitors and competitive products in the United States include online, CD-ROM, and Internet database suppliers and integrators and their applications, such as The Thomson Corporation, Bloomberg L.P., FAME, Barra Inc., Capital IQ Inc., COMPUSTAT® (a product of Standard & Poors, a subsidiary of The McGraw-Hill Companies), and Reuters Group PLC. Datastream, owned by The Thomson Corporation, and RIMES are the Company’s primary international competitors. Many of these firms offer products or services which are similar to those sold by the Company.

During fiscal 2003, FactSet spent $8.5 million on capital expenditures, consisting mostly of mainframe equipment for the Company’s two data centers and computer equipment for FactSet’s workforce. Included in the fiscal 2003 capital expenditure purchases is the initial roll-out of Hewlett Packard’s latest generation of Marvel mainframe computers.

In fiscal 2003, the Company enhanced many of its applications in order to continue to provide a premium offering to clients. Portfolio Analysis was enhanced by enabling clients with balanced portfolios to perform attribution analysis on the fixed income portion of their portfolio. An additional enhancement to Portfolio Analysis was the release of Portfolio Analysis Batcher, which allows clients to automate the generation and delivery of portfolio analysis reports. Marquee was enhanced during fiscal 2003 by enabling clients to access quotes from all major U.S. stock exchanges, a variety of newswires and Wall Street Research Reports. Other enhancements to Marquee include the ability to set up news and price movement alerts, display NASDAQ® Level II quotes and to display the real-time contributions to return for a client portfolio versus a benchmark portfolio.

Additional enhancements during fiscal 2003 include the release of Public Information Book Builder, an application used by bankers to assemble rapidly a detailed overview of selected companies and an enhanced version of Active Publishing Workstation. Also in fiscal 2003, the Company released FAST, an acronym for FactSet Application Service Technology. FAST is a product built upon the Company’s Vision database system that allows clients to automate uniquely complex calculation processes by using the FactSet data center in lieu of their own hardware and software infrastructure.

The number of employees of FactSet and its subsidiaries totaled 809 as of November 7, 2003. At August 31, 2003, the Company had 793 employees, compared to 685 at August 31, 2002.

The Company’s website address is www.factset.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through a link on the “Investor Relations” section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, the Company’s Code of Ethical Conduct for Financial Managers is posted in the “Investor Relations” section of the Company’s website. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the Securities and Exchange Commission will be posted on the Company’s website. FactSet was incorporated in Delaware in 1984.

Additional information with respect to the Company’s business is included in FactSet’s fiscal year 2003 Annual Report to Stockholders incorporated herein by reference:

Five-Year Summary of Selected Financial Data	page 10
Management’s Discussion and Analysis of Financial Condition and Results of Operations	pages 11-18
Note 1 to Consolidated Financial Statements entitled “Organization and Nature of Business”	page 26
Note 3 to Consolidated Financial Statements entitled “Restatement”	page 29
Note 12 to Consolidated Financial Statements entitled “Net Capital”	page 34
Note 15 to Consolidated Financial Statements entitled “Segments”	pages 36-38

In addition to the other information contained in this Form 10-K, you should carefully consider the Forward-Looking Factors on pages 17 and 18 of FactSet’s fiscal year 2003 Annual Report to Stockholders in evaluating the Company and its business.

ITEM 2.  PROPERTIES

Refer to Note 13 to the Consolidated Financial Statements entitled “Lease Commitments” on page 34 of FactSet’s fiscal year 2003 Annual Report to Stockholders for properties information.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The following information included in FactSet’s fiscal year 2003 Annual Report to Stockholders is incorporated herein by reference:

Management’s Discussion and Analysis — “Share Repurchase Program”	page 14
Management’s Discussion and Analysis — Forward-Looking Factors entitled “Dividend Payment”	page 17
Note 4 to Consolidated Financial Statements entitled “Common Stock and Earnings Per Share”	page 30
Quarterly Financial Data, Common Stock and Quarterly Stock Prices	pages 40-42

ITEM 6.  SELECTED FINANCIAL DATA

Refer to the Five-Year Summary of Selected Financial Data included on page 10 of FactSet’s fiscal year 2003 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Refer to the Management’s Discussion and Analysis of Financial Condition and Results of Operation (the “Management’s Discussion and Analysis”) included on pages 11 through 18 of FactSet’s fiscal year 2003 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Management’s Discussion and Analysis – Forward-Looking Factors entitled “Market Sensitivities” included on page 18 of FactSet’s fiscal year 2003 Annual Report to Stockholders, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the following information included in FactSet’s fiscal year 2003 Annual Report to Stockholders, which is incorporated herein by reference:

Consolidated Statements of Income	page 19
Consolidated Statements of Financial Condition	pages 20-21
Consolidated Statements of Changes in Stockholders’ Equity	pages 22-23
Consolidated Statements of Cash Flows	pages 24-25
Notes to Consolidated Financial Statements	pages 26-38
Report of Independent Accountants	page 39

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this annual report on Form 10-K, the Company’s management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date of that evaluation.

Changes in internal control over financial reporting. There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and Executive Officers of FactSet Research Systems Inc. as of November 25, 2003 were as follows:

Name	Age	Position with the Company

Philip A. Hadley	41	Chairman of the Board of Directors, Chief Executive Officer and Director
Charles J. Snyder	61	Vice Chairman of the Board of Directors and Director
Michael F. DiChristina	41	President, Chief Operating Officer and Director
Townsend Thomas	40	Senior Vice President and Chief Technology Officer
Michael D. Frankenfield	39	Senior Vice President and Director of Sales and Marketing
Ernest S. Wong	49	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Scott A. Billeadeau	42	Director
Joseph E. Laird, Jr.	58	Director
James J. McGonigle	40	Director
John C. Mickle	77	Director
Walter F. Siebecker	62	Director
Howard E. Wille	75	Director

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

Charles J. Snyder, Vice Chairman of the Board of Directors and Director. Mr. Snyder, a co-founder of FactSet in 1978, retired as President and Chief Technology Officer of the Company on August 31, 1999. At that time he became Vice Chairman of the Board and agreed to continue as a consultant to FactSet’s engineering and technology groups. In conjunction with FactSet’s announcement of Howard Wille’s retirement as Chief Executive Officer of FactSet effective May 22, 2000, Mr. Snyder was named our interim Chief Executive Officer. Mr. Snyder acted as interim Chief Executive Officer of FactSet until September 5, 2000, at which time Philip A. Hadley was named Chairman and Chief Executive Officer. From 1964 to 1977, Mr. Snyder worked for Faulkner, Dawkins & Sullivan, Inc., eventually becoming Director of Computer Research, a position he retained with Shearson Hayden Stone, Inc. after its acquisition of Faulkner, Dawkins & Sullivan, Inc. in 1977. Mr. Snyder has been a Director of FactSet since its formation in 1978.

Michael F. DiChristina, President, Chief Operating Officer and Director. Mr. DiChristina, age 41, joined FactSet in 1986 as a Software Engineer and held the position of Director of Software Engineering from 1990 to 1999. Prior to joining FactSet, Mr. DiChristina was a Software Engineer at Morgan Stanley & Co. Mr. DiChristina received a B.S. in Electrical Engineering from Massachusetts Institute of Technology. Mr. DiChristina has served on the Board since March 2000.

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

Scott A. Billeadeau, Director. Mr. Billeadeau, is a Senior Vice President and Senior Portfolio Manager with Paladin Investment Associates, LLC (formerly Investment Advisers, Inc.). During 2003, Paladin merged with Fifth Third Bancorp. Mr. Billeadeau assumed the role of Senior Fund Manager at Fifth Third Bancorp and will continue to serve in his existing roles at Paladin until the integration of Paladin and Fifth Third Bancorp is complete. Prior to joining Paladin, Mr. Billeadeau managed all the small-cap and mid-cap assets for TradeStreet Investment Associates, the investment management subsidiary of Bank of America. Mr. Billeadeau began his career in 1985 with American Express Financial Advisers, previously IDS Financial Services, Inc., where he was a quantitative analyst. Mr. Billeadeau received a B.A. in Economics from Princeton University and is a CFA charterholder. Mr. Billeadeau is a member of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee and has served on the Board since January 2001. He is also the Lead Independent Director.

Joseph E. Laird, Jr., Director. Mr. Laird serves as Chairman and Chief Executive Officer of Laird Squared LLC, an investment banking company that he formed in January 1999, exclusively to serve the database information services industry. From 1989 to 1999, Mr. Laird was a Managing Director of Veronis, Suhler & Associates, a leading specialty merchant bank that serves the media and information industries. From 1982 to 1989, he was an institutional equity salesman and a senior securities analyst of database information services for Hambrecht & Quist. From 1975 to 1982, Mr. Laird was an institutional equity salesman and investment strategist for PaineWebber Mitchell Hutchins. Mr. Laird is also a director of The Advisory Board Company, which specializes in best practices research and analysis related to the management of companies in the health care industry. Mr. Laird is the Chairman of the Compensation Committee, a member of the Nominating and Corporate Goverance Committee and has served on the Board since 1993.

James J. McGonigle, Director. Mr. McGonigle serves as a director and Chairman of the Board of The Corporate Executive Board Company, which specializes in providing to corporations best practices research and analysis focusing on corporate strategy, operations and general management issues. Mr. McGonigle has served as Chairman of the Board of The Corporate Executive Board Company since March 2001. From 1998 to March 2001, Mr. McGonigle served as the Chief Executive Officer and a director of The Corporate Executive Board Company. From 1995 to 1998, Mr. McGonigle served as the General Manager of the corporate division of The Advisory Board Company. Mr. McGonigle was a consultant in the Financial Institutions Group at McKinsey & Company from 1990 to 1995. Mr. McGonigle received a B.A. from the Woodrow Wilson School at Princeton University and a J.D. from Harvard Law School. Mr. McGonigle has served on the Board since May 2002 and is a member of the Compensation Committee.

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

The information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained on page 5 of the definitive Proxy Statement dated November 25, 2003 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the captions “Information Regarding Named Executive Officer Compensation” and “Compensation Pursuant to Stock Options” contained on pages 8 and 9 of the definitive Proxy Statement dated November 25, 2003 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” contained on pages 6 and 7 of the definitive Proxy Statement dated November 25, 2003 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Information Regarding the Board of Directors and Related Committees” on pages 1 through 4 and under the caption “Employment Agreements” on page 11 of the definitive Proxy Statement dated November 25, 2003 is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)  The following documents are filed as part of this report:

The following information from FactSet Research Systems Inc.’s fiscal year 2003 Annual Report to Stockholders is incorporated by reference under Items 1, 2, 5, 6, 7, 7A, and 8 and are filed as part of this report as part of Exhibit 13.1:

Five-Year Summary of Selected Financial Data	page 10
Management’s Discussion and Analysis	pages 11-18
Consolidated Statements of Income	page 19
Consolidated Statements of Financial Condition	pages 20-21
Consolidated Statements of Changes in Stockholders’ Equity	pages 22-23
Consolidated Statements of Cash Flows	pages 24-25
Notes to Consolidated Financial Statements	pages 26-38
Report of Independent Accountants	page 39
Quarterly Financial Data, Common Stock and Quarterly Stock Prices	pages 40-42

The following information from FactSet Research Systems Inc.’s definitive Proxy Statement dated November 25, 2003 is incorporated by reference under Items 10, 11, 12 and 13:

Information Regarding the Board of Directors and Related Committees	pages 1-4
Section 16(a) Beneficial Ownership Reporting Compliance	page 5
Information Regarding Beneficial Ownership of Principal Stockholders, Directors and Management	pages 6-7
Information Regarding Named Executive Officer Compensation	page 8
Compensation Pursuant to Stock Options	page 9
Employment Agreements	page 11

   (b)  Reports on Form 8-K

      We furnished one report in Form 8-K during our fourth quarter ended August 31, 2003. Information regarding the item reported on is as follows:

Date furnished	Item No.	Description

August 1, 2003	Items 7 and 12	FactSet Research Systems Reports Record Revenues for Third Quarter of Fiscal 2003 (Consolidated Statements of Financial Condition for this period were furnished with this report.)

   (c)  Exhibit Listing

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)
3.12	Amendment to Restated Certificate of Incorporation (2)
3.2	By-laws (3)
4.1	Form of Common Stock (1)
10.1	Letter of Agreement between the Company and Ernest S. Wong (1)
10.2	Amendment to 364-Day Credit Agreement, dated March 28, 2003 (4)
10.3	Amendment to the Three-Year Credit Agreement (2)
10.4	Retirement Agreement between the Company and Howard E. Wille (3)
10.5	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (5)
10.6	The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option Plan (6)
10.7	The FactSet Research Systems Inc. 2000 Stock Option Plan (7)
10.8	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (8)
13.1	The Company’s fiscal 2003 Annual Report to Stockholders
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 2001.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2003.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich, State of Connecticut, on November 25, 2003.

FACTSET RESEARCH SYSTEMS INC.

/s/ ERNEST S. WONG

Ernest S. Wong,
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 25, 2003.

SIGNATURE	TITLE

/s/ PHILIP A. HADLEY Philip A. Hadley	Chairman of the Board of Directors, Chief Executive Officer and Director

/s/ CHARLES J. SNYDER Charles J. Snyder	Vice Chairman of the Board of Directors and Director

/s/ MICHAEL F. DICHRISTINA Michael F. DiChristina	President, Chief Operating Officer and Director

/s/ TOWNSEND THOMAS Townsend Thomas	Senior Vice President and Chief Technology Officer

/s/ MICHAEL D. FRANKENFIELD Michael D. Frankenfield	Senior Vice President and Director of Sales and Marketing

/s/ ERNEST S. WONG Ernest S. Wong	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

/s/ SCOTT A. BILLEADEAU Scott A. Billeadeau	Director, Lead Independent Director

/s/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director

/s/ JAMES J. McGONIGLE James J. McGonigle	Director

/s/ JOHN C. MICKLE John C. Mickle	Director

/s/ WALTER F. SIEBECKER Walter F. Siebecker	Director

/s/ HOWARD E. WILLE Howard E. Wille	Director