Form 10-Q
period 2003-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2004-01-14
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2003

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

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 30, 2003, was 33,840,948.

FactSet Research Systems Inc.

Form 10-Q

Table of Contents

Part I	FINANCIAL INFORMATION	Page

Item 1	Financial Statements

	Consolidated Statements of Income
	for the three months ended November 30, 2003 and 2002	3

	Consolidated Statements of Comprehensive Income
	for the three months ended November 30, 2003 and 2002	4

	Consolidated Statements of Financial Condition
	as of November 30, 2003 and August 31, 2003	5

	Consolidated Statements of Cash Flows
	for the three months ended November 30, 2003 and 2002	6

	Notes to the Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Changes in Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

Signature		21

Certifications		22

PART I                FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended
	November 30,
(In thousands, except per share data)	2003	2002

Revenues	$59,257	$52,818

Cost of services	17,875	15,751
Selling, general and administrative	20,343	19,202
Total operating expenses	38,218	34,953

Income from operations	21,039	17,865
Other income	735	596
Income before income taxes	21,774	18,461
Provision for income taxes	7,866	6,925
Net income	$13,908	$11,536
	======	======

Basic earnings per common share	$0.41	$0.34
	====	====
Diluted earnings per common share	$0.39	$0.33
	====	====

Weighted average common shares (Basic)	33,800	33,811
	=====	=====
Weighted average common shares (Diluted)	35,540	34,729
	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended
	November 30,
(In thousands, except per share data)	2003	2002

Net income	$13,908	$11,536
Change in unrealized gain (loss) on investments, net of taxes	19	(28)
Comprehensive income	$13,927	$11,508
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
	November 30,	August 31,
	2003	2003
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 52,977	$ 51,126
Investments	129,203	118,136
Receivables from clients and clearing brokers, net	35,711	35,704
Deferred taxes	5,108	5,493
Other current assets	1,902	1,888
Total current assets	224,901	212,347

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	94,673	104,768
Less accumulated depreciation and amortization	(75,168)	(85,421)
Property, equipment and leasehold improvements, net	19,505	19,347

OTHER NON-CURRENT ASSETS
Goodwill	13,677	13,677
Intangible assets, net	5,004	5,195
Deferred taxes	3,098	3,467
Other assets	2,411	2,126

TOTAL ASSETS	$268,596	$256,159
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	November 30,	August 31,
	2003	2003

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 14,481	$ 13,793
Accrued compensation	5,349	15,228
Deferred fees	8,938	9,876
Dividends payable	2,031	2,020
Current taxes payable	7,517	2,457
Total current liabilities	38,316	43,374

NON-CURRENT LIABILITIES
Other non-current liabilities	722	556
Total liabilities	39,038	43,930
Commitments and contingencies (See Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	348	346
Capital in excess of par value	52,845	47,413
Retained earnings	205,489	193,611
Accumulated other comprehensive loss	(131)	(150)
	258,551	241,220
Less treasury stock, at cost	(28,993)	(28,991)
Total stockholders’ equity	229,558	212,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,596	$256,159
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Three Months Ended
CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited	November 30,

(In thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,908	$11,536
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,406	4,279
Deferred tax expense	754	150
Gain on sale of equipment	(200)	––
Accrued ESOP contribution	660	582
Net income adjusted for non-cash items	19,528	16,547
Changes in assets and liabilities
Receivables from clients and clearing brokers	(7)	(1,146)
Accounts payable and accrued expenses	688	1,101
Accrued compensation	(8,089)	(6,875)
Deferred fees	(938)	(1,720)
Current taxes payable	5,060	4,478
Other working capital accounts, net	(135)	(56)
Income tax benefits from stock option exercises	433	81
Net cash provided by operating activities	16,540	12,410

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net	(11,048)	(15,854)
Purchases of property, equipment and leasehold improvements, net of retirements	(4,172)	(857)
Net cash used in investing activities	(15,220)	(16,711)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(1,924)	(1,598)
Repurchase of common stock	(2)	(2,657)
Proceeds from employee stock plans	2,457	553
Net cash provided by (used in) financing activities	531	(3,702)

Net increase (decrease) in cash and cash equivalents	1,851	(8,003)
Cash and cash equivalents at beginning of period	51,126	44,819
Cash and cash equivalents at end of period	$52,977	$36,816
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2003
(Unaudited)

1.   ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) provides online integrated database services to the global investment community. The Company combines more than 200 databases into a single online source of information and analytics. FactSet’s revenues are derived from month-to-month subscription charges.
             Solely at the option of each client, these charges may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.
             FactSet Limited, FactSet France, Inc., FactSet GmbH, FactSet Pacific, Inc., LionShares Europe S.A.S., Innovative Systems Techniques, Inc. (“Insyte”) and FactSet Mergerstat, LLC (“Mergerstat”) are wholly owned subsidiaries of the Company, with operations in London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France), Boston and Santa Monica, California. The Company dissolved eLumient.com, Insyte’s wholly owned, inactive subsidiary, on December 23, 2002.

2.   ACCOUNTING POLICIES

In the opinion of management, the accompanying statements of financial condition and related unaudited interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with accounting principles generally accepted in the United States. The interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report of Form 10-K for the fiscal year ended August 31, 2003. The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.
             Cost of services is composed of employee compensation and benefits for the software engineering and consulting groups, clearing fees net of recoveries, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and client-related communication costs. Selling, general and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, travel and entertainment expenses, promotional costs, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

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

Revenue Recognition
FactSet applies Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, to its business arrangements for revenue recognition. Clients are invoiced monthly, in arrears, to reflect the actual services rendered to them. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of workstations deployed for such month. A provision is made to allow for billing adjustments as a result of cancellation of service or reduction in number of workstations. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

•	The client subscribes to our research services,

•	the FactSet service has been rendered and earned during the month,

•	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and

•	collectibility is reasonably assured.

            Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. As of November 30, 2003, the amount of receivables from clients and clearing brokers, net that was unbilled totalled $21.3 million. Since the Company invoices its clients monthly in arrears, the $21.3 million unbilled as of November 30, 2003 was billed at the beginning of December 2003. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.
             In March 2003, EITF 00-21, Revenue Arrangements with Multiple Deliverables, was issued. The EITF consensus applies to the Company for all transactions entered into beginning with FactSet’s first quarter of fiscal 2004, effective September 1, 2003. EITF 00-21 contains further guidance on revenue recognition, particularly with respect to situations in which companies offer multiple services or deliverables to a customer for a single, bundled price. Under the guidance in SAB 101, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing brokers does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees. The adoption of EITF 00-21 did not have a material impact on the Company’s financial condition or results of operations.
             In the fourth quarter of fiscal 2003, FactSet changed the presentation of its revenues in order to report them on a net rather than gross basis. This restatement had no effect on current or previously reported operating income, net income, earnings per share or stockholders’ equity. All the restated quarterly and annual amounts for prior required reporting periods have previously been presented in FactSet’s Annual Report on Form 10-K for fiscal 2003. In the first quarter of fiscal 2004, revenue paid in cash totaled $45.2 million and revenue paid in commissions, net of $2.2 million in clearing fees, amounted to $14.1 million.

Clearing Fees
Clearing fees are expensed as a cost of service in the period incurred, at the time that a client executes securities transactions through clearing brokers. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred. This cost recovery is recorded as a reduction of cost of services. Clearing fees and the related cost recovery in the first quarter of fiscal years 2004 and 2003 approximated $2.2 million and $2.0 million, respectively.

Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits and money market investments with maturities of 90 days or less and are reported at fair value.

Investments
Investments have maturities greater than 90 days from the date of acquisition, are classified as available-for-sale securities and are reported at fair value. Fair value is determined for most investments from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income in stockholders’ equity.

Property, Equipment and Leasehold Improvements
Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Intangible Assets
Intangible assets consist of acquired technology resulting from the acquisitions of the Insyte, LionShares and Mergerstat businesses and are amortized on a straight-line basis using estimated useful lives ranging between five and ten years.

Internal Use Software
The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. These costs are amortized over the estimated useful lives of the underlying software, generally three years or less. All costs incurred during the preliminary planning project stage, including project scoping, identification and testing of alternatives, are expensed as incurred. Capitalized direct costs associated with developing, purchasing or otherwise acquiring software for internal use are reported in the Property, Equipment & Leasehold Improvements line item of the Company’s Consolidated Statements of Financial Condition. These costs are amortized on a straight-line basis over the expected useful life of the software, beginning when the software is implemented and ready for its intended use.

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

Earnings Per Share
The computation of basic earnings per share in each period is based on the weighted average number of common shares outstanding. The weighted average number of common shares outstanding includes shares issued to the Company’s employee stock plans. Diluted earnings per share are based on the weighted average number of common shares and potentially dilutive common shares outstanding. Shares available pursuant to grants made under the Company’s stock option plans are included as common share equivalents using the treasury stock method.

Stock-Based Compensation
As discussed under New Accounting Pronouncements, the Company follows the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. The Company accounts for stock-based compensation plans in accordance with APB Opinion No. 25. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant. Therefore, no compensation costs are recorded.

New Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement No. 148, (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended November 30, 2003 and 2002:

Three Months Ended
November 30,
In thousands, except per share data; and unaudited	2003	2002

Net income, as reported	$13,908	$11,536
Deduct: Stock-based employee compensation expense
determined under fair value based method for
all awards, net of related tax effects	(1,423)	(1,768)
Pro forma net income	$12,485	$ 9,768
	=====	=====
Basic - as reported	$ 0.41	$ 0.34
	====	=====
Basic - pro forma	$ 0.37	$ 0.29
	====	=====
Diluted - as reported	$ 0.39	$ 0.33
	====	=====
Diluted - pro forma	$ 0.35	$ 0.28
	====	=====

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock option grants during the first quarter of fiscal 2004. The following weighted average assumptions were used for the grant in the first three months of fiscal 2003:

STOCK OPTION PLANS

Three months ended November 30,		2002

Risk-free interest rate		2.25%

Expected life		4.0 years

Expected volatility		53%

Dividend yield		0.6%

EMPLOYEE STOCK
PURCHASE PLAN

Three months ended November 30,	2003	2002

Risk-free interest rate	0.98%	1.64%

Expected life	3 months	3 months

Expected volatility	31%	28%

Dividend yield	0.5%	0.6%

             In March 2003, EITF 00-21, Revenue Arrangements with Multiple Deliverables, was issued. The EITF consensus applies to us for all transactions entered into beginning with our first quarter of fiscal 2004, effective September 1, 2003. EITF 00-21 contains further guidance on revenue recognition, particularly with respect to situations in which companies offer multiple services or deliverables to a customer for a single, bundled price. Under the guidance in SAB 101, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing brokers does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees. The adoption of EITF 00-21 did not have a material impact on the Company’s financial condition or results of operations.

3. COMMON STOCK AND EARNINGS PER SHARE
	Three Months Ended
Shares of common stock outstanding were as follows:	November 30,
In thousands and unaudited	2003	2002

Balance at September 1,	33,660	33,788
Common stock issued for employee stock plans	181	125
Repurchase of common stock	––	(115)
Balance at November 30,	33,841	33,798
	=====	=====

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the first quarter of fiscal 2004, the Company did not repurchase any shares. Since the inception of the stock repurchase program, FactSet has purchased approximately 707,000 shares at an average cost of $25.63 per share.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted
		Average
In thousands, except per share data; and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended November 30, 2003
Basic EPS
Income available to common stockholders	$13,908	33,800	$0.41
Diluted EPS
Dilutive effect of stock options	––	1,740
Income available to common stockholders	$13,908	35,540	$0.39
	======	=====

For the Three Months Ended November 30, 2002
Basic EPS
Income available to common stockholders	$11,536	33,811	$0.34
Diluted EPS
Dilutive effect of stock options	––	918
Income available to common stockholders	$11,536	34,729	$0.33
	======	=====

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
               The European segment is headquartered in London, England and maintains office locations in Frankfurt, Germany and Paris and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs, clearing fees net of recoveries, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Goodwill of $13,677,000 at November 30, 2003, which reflects three prior acquisitions, is included within the U.S. segment. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For The Three Months Ended November 30, 2003
Revenues from clients	$ 47,296	$ 9,259	$ 2,702	$ 59,257
Segment operating profit *	15,542	4,083	1,414	21,039
Total assets at November 30, 2003	255,237	9,989	3,370	268,596
Capital expenditures	4,032	47	93	4,172

For The Three Months Ended November 30, 2002
Revenues from clients	$ 42,148	$ 8,111	$ 2,559	$ 52,818
Segment operating profit *	13,141	3,664	1,060	17,865
Total assets at November 30, 2002	208,686	9,820	3,086	221,592
Capital expenditures	794	51	12	857

* Expenses, including income taxes, are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees net of recoveries, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

5.   COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases office space domestically in Greenwich and Stamford, Connecticut; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; and Paris and Avon, France. The leases expire on various dates through August 2013. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective lease terms.
               At November 30, 2003, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

In thousands and unaudited
Years Ended August 31,

2004 (Remainder)	$ 6,641
2005	4,750
2006	3,946
2007	2,475
2008	2,460
Thereafter	10,908

Minimum lease payments	$ 31,180

During January 2004, the Company entered into a 15-year global headquarter lease, which will consolidate the Company’s current Greenwich and Stamford offices into a single office in Norwalk, CT. The Company is expected to take possession of the leased property in the fourth quarter of fiscal 2004 and the following future minimum rental payments are required:

In thousands and unaudited
Years Ended August 31,

2004 (Remainder)	$ 0
2005	1,566
2006	2,348
2007	2,348
2008	2,348
Thereafter	30,926

Minimum lease payments	$ 39,536

Revolving Credit Facilities
In fiscal 2003, the Company renewed its 364-day revolving credit facility and continued to maintain its existing three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2004 and November 2004. Approximately $2.4 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2003. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes
In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. Audits by four tax authorities are currently ongoing. There is inherent uncertainty in the audit process. The Company makes its best estimate of probable liabilities that may exist and records an estimate. The Company has no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on its results of operations or financial position, beyond current estimates.
             During the second quarter of fiscal 2004, the Company will include in its provision for income taxes a tax benefit of approximately $600,000 generated by the adjustment of prior year tax returns relating to certain state credits.

6.   IDENTIFIED INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of the Insyte, LionShares and Mergerstat businesses in August 2000, April 2001 and January 2003, respectively. The weighted average useful life of the acquired technology is 8.83 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $6,438,000 and $1,435,000 at November 30, 2003, and $2,243,000 and $740,000 at November 30, 2002, respectively. Amortization expense of approximately $191,000 was recorded in the three months ended November 30, 2003. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2004 and the remaining fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2004 (Remainder)	$ 573
	2005	764
	2006	736
	2007	659
	2008	420
	Thereafter	$1,851

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended November 30,
In thousands, except per share data	2003	2002	Change

Revenues	$59,257	$52,818	12.2%
Cost of services	17,875	15,751	13.5
Selling, general and administrative	20,343	19,202	5.9
Operating income	21,039	17,865	17.8
Net income	13,908	11,536	20.6
Diluted earnings per common share	$ 0.39	$ 0.33	18.2%

REVENUES

Revenues for the quarter ended November 30, 2003 increased 12.2% to $59.3 million compared to $52.8 million in the year ago period. The primary drivers of revenue growth were continued demand for our value-added applications and databases, international expansion and the net addition of 64 clients over the past twelve months. Approximately half of our revenue is derived from sales of databases and applications, while the remaining revenue is generated from our base fee and sales of incremental passwords.

International revenues for the quarter ended November 30, 2003 increased 12.1% to $12.0 million compared to $10.7 million from the same period a year ago. During the quarter, revenues from European operations rose 14.2% while revenues in Asia Pacific advanced 5.6%. Revenues from international operations accounted for 20.2% of consolidated revenues for the first quarter of fiscal 2004. Over 95% of the Company’s revenues are received in U.S. dollars. Net monetary assets held by our international branch offices during the quarter ended November 30, 2003 were immaterial. Accordingly, our exposure to foreign currency fluctuations was not material.

Demand for our Portfolio Analytics applications continued to rise during the first quarter of fiscal 2004. At November 30, 2003, Portfolio Analytics had over 355 clients representing approximately 2,600 subscribers compared to approximately 330 clients and 2,200 subscribers at the end of the first quarter of fiscal 2003. At November 30, 2003, client count grew 7.0% to 981 versus 917 clients for the same period a year ago. Passwords, a measure of users of our services, declined to 19,300 as of November 30, 2003 down from 21,500 at November 30, 2002. This decline, which is generally limited to the investment banking segment of our business, resulted from staffing reductions among our major investment banking clients. Passwords increased slightly to 19,300 at November 30, 2003 from 19,200 at August 31, 2003. Approximately one quarter of our revenue is generated from our investment banking clients, with most of the remaining revenue derived from our investment management clients.

Total client subscriptions at November 30, 2003 grew to $238.8 million, an increase of 11.6% from a year ago. Subscriptions at a given point in time represent the forward-looking revenues for the next twelve months from all services currently being supplied to our clients. At quarter end, the average subscription per client was $243,000, up from an average of $233,000 a year ago, an increase of 4.3%. International subscriptions were $48.8 million, representing over 20% of total client subscriptions.

No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At November 30, 2003, client retention remained at a rate in excess of 95%.

OPERATING EXPENSES

Cost of Services
For the quarter ended November 30, 2003, cost of services increased 13.5% to $17.9 million from $15.8 million in the same period in fiscal 2003. Increases in cost of services for the first quarter of fiscal 2004 were attributed primarily to increases in employee compensation and benefits and data costs.

Employee compensation and benefits expense grew $1.4 million in the quarter ended November 30, 2003, versus the same period a year ago. These increases are largely the result of employee additions and increases in merit compensation during the past twelve months. Data costs rose $400,000 during the first quarter of fiscal 2004 versus the prior year period. The increase is the result of expanded database offerings and higher data fees resulting from a greater number of client users over the comparable periods in fiscal 2003.

Selling, General and Administrative
For the quarter ended November 30, 2003, selling, general, and administrative (SG&A) expenses grew 5.9% to $20.3 million from $19.2 million in the first quarter of fiscal 2003. Increases during the period were due to higher costs related to employee compensation and benefits, offset by lower travel and entertainment and promotional expenses.

Employee compensation and benefits expense grew $1.0 million in the first quarter of fiscal 2004 compared to the same period a year ago. These increases are largely the result of new employee hires and increased merit compensation. Travel and entertainment and promotional expenses decreased $300,000 during the three months ended November 30, 2003 as compared to the first quarter of fiscal 2003. The decrease resulted from more efficient travel by our personnel and lower costs related to our Portfolio Analytics Conference held during the first quarter of fiscal 2004.

Operating Margin
For the quarter ended November 30, 2003, operating margin was 35.5% compared to 33.8% for the same period in the prior year. The improvement in operating margin during the first fiscal quarter of 2004 is attributable to declines in computer-related expenses, travel and entertainment expenses, promotional expenses and occupancy costs as a percentage of revenues, partially offset by increases in employee compensation and benefits and data costs.

Income Taxes
For the quarter ended November 30, 2003, income tax expense rose to $7.9 million from $6.9 million in the first quarter of fiscal 2003. The effective tax rate for the first quarter of fiscal 2004 was 36.1% compared to 37.5% in the prior year period. The decrease in the effective tax rate is the result of additional federal income tax planning completed during the past twelve months.

Liquidity
For the three months ended November 30, 2003, cash generated by operating activities was $16.5 million, an increase of $4.1 million over the comparable period in fiscal 2003. The year over year increase in cash flow from operating activities was primarily due to higher levels of profitability, lower receivables from clients and clearing brokers, higher deferred fees and an increase in current taxes payable, partially offset by a higher payout of accrued compensation during the first quarter of fiscal 2004.

Capital Expenditures
Our capital expenditures for three ended months ended November 30, 2003 totaled $4.2 million. Capital expenditures during the first quarter of fiscal 2004 consisted mainly of computer-related equipment purchases for our data centers. We completed our mainframe computer upgrade by placing in service five Hewlett-Packard Marvel mainframe computers during the first quarter of fiscal 2004, for a total of eight installed at our two data centers.

Financing Operations and Capital Needs
Cash, cash equivalents and investments totaled $182.2 million or 67.8% of the Company’s total assets at November 30, 2003. All of our operating and capital expense requirements were financed entirely from cash generated from the Company’s operations. We have no outstanding indebtedness.

Revolving Credit Facilities
In fiscal 2003, we renewed our 364-day revolving credit facility and continued to maintain its existing three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2004 and November 2004. Approximately $2.4 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2003. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchase Program
On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the first quarter of fiscal 2004, we did not repurchase any shares. Since the inception of the stock repurchase program, we have purchased approximately 707,000 shares at an aggregate cost of $18.1 million.

New Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement No. 148, (“SFAS 148”) Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of our stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended November 30, 2003 and November 30, 2002:

Three Months Ended
November 30,
In thousands, except per share data; and unaudited	2003	2002

Net income, as reported	$13,908	$11,536
Deduct: Stock-based employee compensation expense
determined under fair value based method for
all awards, net of related tax effects	(1,423)	(1,768)
Pro forma net income	$12,485	$ 9,768
	=====	=====
Basic - as reported	$ 0.41	$ 0.34
	====	=====
Basic - pro forma	$ 0.37	$ 0.29
	====	=====
Diluted - as reported	$ 0.39	$ 0.33
	====	=====
Diluted - pro forma	$ 0.35	$ 0.28
	====	=====

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. There were no stock option grants during the first quarter of fiscal 2004. The following weighted average assumptions were used for the grant in the first three months of fiscal 2003:

STOCK OPTION PLANS

Three months ended November 30,		2002

Risk-free interest rate		2.25%

Expected life		4.0 years

Expected volatility		53%

Dividend yield		0.6%

EMPLOYEE STOCK
PURCHASE PLAN

Three months ended November 30,	2003	2002

Risk-free interest rate	0.98%	1.64%

Expected life	3 months	3 months

Expected volatility	31%	28%

Dividend yield	0.5%	0.6%

             In March 2003, EITF 00-21, Revenue Arrangements with Multiple Deliverables, was issued. The EITF consensus applies to us for all transactions entered into beginning with our first quarter of fiscal 2004, effective September 1, 2003. EITF 00-21 contains further guidance on revenue recognition, particularly with respect to situations in which companies offer multiple services or deliverables to a customer for a single, bundled price. Under the guidance in SAB 101, our subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing brokers does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees. The adoption of EITF 00-21 did not have a material impact on our financial condition or results of operations.

Critical Accounting Policies
Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K, we have discussed those policies that we believe are critical and require the use of judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect our expectations as of January 14, 2004. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2004 Expectations
o	Revenues are expected to range between $59.5 million and $61.0 million
o	Operating margins are expected to range between 35.0% and 36.0%.
o	The effective tax rate is expected to range between 36.4% and 36.8% not including a tax benefit of approximately $600,000 generated by the adjustment of prior year tax returns relating to certain state credits which will be recorded in the second quarter of fiscal 2004.

Full Year Fiscal 2004
o	Capital expenditures should total approximately $35.0 million, which is $17 million higher than the guidance provided on September 16, 2003. The increase is due largely to anticipated leasehold expenditures related to a new corporate headquarters site. The amortization of the leasehold improvements would be expected to begin late in the fourth quarter of fiscal 2004 and amortized over the life of the lease.

Recent Developments
In the second fiscal quarter of 2004, we agreed to terms with Merritt 7 Venture L.L.C. governing a 15-year lease of a 126,000 square foot office at 601 Merritt 7 in Norwalk, Connecticut, to which we will relocate our global headquarters. The new lease will not significantly impact the Company’s liquidity or its ability to continue operations.

Recent Market Trends
We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, Nasdaq Composite®, and MSCI European Index) have experienced significant volatility and repeated tests of multiyear lows since March 2000. A return to new market lows or a persistent level of volatility in general economic and market conditions is still possible. External factors such as the threat of hostilities among various nations or continued military actions by the United States could undermine any potential continued economic recovery. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. In addition, changes to regulations regarding soft dollar payments could have an adverse impact to our operations.
             The fair market value of our investment portfolio at the November 30, 2003 was $129.2 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

Taxes
In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. Audits by four tax authorities are currently ongoing. There is inherent uncertainty in the audit process. We make our best estimate of probable liabilities that may exist and record an estimate. We have no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond current estimates.
              During the second quarter of fiscal 2004, we will include in our provision for income taxes a tax benefit of approximately $600,000 generated by the adjustment of prior year tax returns relating to certain state credits.

Forward-Looking Statements
This Management’s Discussion and Analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “subscriptions,” “commitments” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.
             Future factors include, but are not limited to, our ability to hire and retain qualified personnel; the maintenance of our leading technological position; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases or products; retention of key clients and their current service levels; increased competition in our industry; the successful resolution of ongoing and other probable audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

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

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K:

We filed or furnished one report on Form 8-K during the quarter ended November 30, 2003. Information regarding the item on which we reported is as follows:

Date Filed or Furnished	Item No.	Description
September 16, 2003	Items 7	On September 16, 2003, we announced our results for the
	and 12	three and twelve months ended August 31, 2003.*

* The furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	January 14, 2004	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

EXHIBIT INDEX

EXHIBIT
NUMBER

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

EXHIBIT 31.1

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

Date: January 14, 2004
/s/ Philip A. Hadley
Philip A. Hadley
Chief Executive Officer

EXHIBIT 31.2

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

Date: January 14, 2004
/s/ Ernest S. Wong
Ernest S. Wong
Chief Financial Officer

EXHIBIT 32.1

FACTSET RESEARCH SYSTEMS INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip A. Hadley, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip A. Hadley
      Philip A. Hadley
      Chief Executive Officer
      January 14, 2004

         A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

FACTSET RESEARCH SYSTEMS INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ernest S. Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

         (1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ernest S. Wong
      Ernest S. Wong
      Chief Financial Officer
      January 14, 2004

        A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.