Form 10-Q
period 2004-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2004-04-14
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 29, 2004

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

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on February 29, 2004, was 31,966,907.

FactSet Research Systems Inc.

Form 10-Q

Table of Contents

Part I	FINANCIAL INFORMATION	Page

Item 1	Condensed Financial Statements

	Consolidated Statements of Income
	for the three and six months ended February 29, 2004 and February 28, 2003	3

	Consolidated Statements of Comprehensive Income
	for the three and six months ended February 29, 2004 and February 28, 2003	4

	Consolidated Statements of Financial Condition
	as of February 29, 2004 and August 31, 2003	5

	Consolidated Statements of Cash Flows
	for the six months ended February 29, 2004 and February 28, 2003	6

	Notes to the Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Changes in Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

Signature		21

Certifications		22

ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Unaudited

	Three Months Ended		Six Months Ended
	Feb 29,	Feb 28,	Feb 29,	Feb 28,
(In thousands, except per share data)	2004	2003	2004	2003

Revenues	$61,371	$55,082	$120,628	$107,900

Cost of services	18,198	16,387	36,073	32,138
Selling, general and administrative	21,671	19,808	42,014	39,010
Total operating expenses	39,869	36,195	78,087	71,148

Income from operations	21,502	18,887	42,541	36,752
Other income	687	546	1,422	1,142
Income before income taxes	22,189	19,433	43,963	37,894
Provision for income taxes	7,452	7,286	15,318	14,211
Net income	$14,737	$12,147	$28,645	$23,683
	======	======	======	======

Basic earnings per common share	$0.45	$0.36	$0.86	$0.70
	====	====	====	====
Diluted earnings per common share	$0.43	$0.35	$0.82	$0.68
	====	====	====	====

Weighted average common shares (Basic)	32,928	33,617	33,364	33,711
	=====	=====	=====	=====
Weighted average common shares (Diluted)	34,164	34,565	34,871	34,626
	=====	=====	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - Unaudited

	Three Months Ended		Six Months Ended
	Feb 29,	Feb 28,	Feb 29,	Feb 28,
(In thousands, except per share data)	2004	2003	2004	2003

Net income	$14,737	$12,147	$28,645	$23,683
Change in unrealized loss on investments, net of taxes	(94)	15	(75)	(13)
Comprehensive income	$14,643	$12,162	$28,570	$23,670
	======	======	======	======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
	February 29,	August 31,
	2004	2003
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 36,811	$ 51,126
Investments	86,508	118,136
Receivables from clients and clearing brokers, net	38,779	35,704
Deferred taxes	5,086	5,493
Other current assets	2,651	1,888
Total current assets	169,835	212,347

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	85,681	104,768
Less accumulated depreciation and amortization	(66,884)	(85,421)
Property, equipment and leasehold improvements, net	18,797	19,347

OTHER NON-CURRENT ASSETS
Goodwill	13,677	13,677
Intangible assets, net	4,813	5,195
Deferred taxes	5,511	3,467
Other assets	2,247	2,126

TOTAL ASSETS	$214,880	$256,159
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	February 29,	August 31,
	2004	2003

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 13,373	$ 13,793
Accrued compensation	8,495	15,228
Deferred fees	8,354	9,876
Dividends payable	1,918	2,020
Current taxes payable	3,946	2,457
Total current liabilities	36,086	43,374

NON-CURRENT LIABILITIES
Deferred rent and other liabilities	7,204	556
Total liabilities	43,290	43,930
Commitments and contingencies (See Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	350	346
Capital in excess of par value	54,353	47,413
Retained earnings	218,308	193,611
Accumulated other comprehensive loss	(225)	(150)
	272,786	241,220
Less treasury stock, at cost	(101,196)	(28,991)
Total stockholders’ equity	171,590	212,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,880	$256,159
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Six Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited	February 29,	February 28,
(In thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,645	$23,683
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,549	8,664
Deferred tax benefit	(1,637)	(226)
Gain on sale of equipment	(210)	– –
Accrued ESOP contribution	1,320	1,164
Net income adjusted for non-cash items	35,667	33,285
Changes in assets and liabilities, net of acquired working capital
Receivables from clients and clearing brokers	(3,075)	(5,104)
Prepaid taxes	– –	(362)
Accounts payable and accrued expenses	(634)	2,207
Accrued compensation	(5,603)	(4,520)
Deferred fees	(1,522)	(3,432)
Current taxes payable	1,489	(1,523)
Other working capital accounts, net	(117)	(87)
Income tax benefits from stock option exercises	479	103
Net cash provided by operating activities	26,684	20,567

CASH FLOWS FROM INVESTING ACTIVITIES
Sales (purchases) of investments, net	31,553	(20,041)
Acquisition of business, net of working capital acquired	– –	(7,702)
Landlord contributions to leasehold improvements	6,092	– –
Purchases of property, equipment and leasehold improvements	(6,405)	(3,928)
Net cash provided by (used in) investing activities	31,240	(31,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(3,856)	(3,196)
Repurchase of common stock	(72,205)	(16,428)
Proceeds from employee stock plans	3,822	1,176
Net cash used in financing activities	(72,239)	(18,448)

Net decrease in cash and cash equivalents	(14,315)	(29,552)
Cash and cash equivalents at beginning of period	51,126	44,819
Cash and cash equivalents at end of period	$36,811	$15,267
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 29, 2004
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

2.  ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed statements of financial condition and related condensed interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report of Form 10-K for the fiscal year ended August 31, 2003. The significant accounting policies of the Company and its subsidiaries are summarized below.

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

       Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. As of February 29, 2004, the amount of receivables from clients and clearing brokers, net that was unbilled totaled $21.6 million. Since the Company invoices its clients monthly in arrears, the $21.6 million unbilled as of February 29, 2004 was billed at the beginning of March 2004. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.
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
       In the fourth quarter of fiscal 2003, FactSet changed the presentation of its revenues in order to report them on a net rather than gross basis. This restatement, at that time, had no effect on the then previously reported operating income, net income, earnings per share or stockholders’ equity for periods prior to the restatement. All the restated quarterly and annual amounts for prior required reporting periods have previously been presented in FactSet’s Annual Report on Form 10-K for fiscal 2003. In the second quarter of fiscal 2004, revenue generated from cash paying clients totaled $48.1 million and revenue generated from commission paying clients, net of $1.6 million in clearing fees, amounted to $13.3 million. For the first six months of fiscal 2004, revenue generated from cash paying clients totaled $93.2 million and revenue generated from commission paying clients, net of $3.8 million in clearing fees, amounted to $27.4 million.

Clearing Fees
Clearing fees are expensed as a cost of service in the period incurred, at the time that a client executes securities transactions through clearing brokers. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred. This cost recovery is recorded as a reduction of cost of services. Clearing fees and the related cost recovery in the first six months of fiscal years 2004 and 2003 approximated $3.8 million and $3.6 million, respectively.

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

Landlord Contributions to Leasehold Improvements
In conjunction with entering into leases for office space, the Company receives contributions from landlords towards leasehold improvements which are included in the Deferred Rent and Other Liabilities line item of the Company’s Consolidated Statements of Financial Condition. These contributions are amortized over the lives of the respective lease to which they pertain.

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

New Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement No. 148, (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Net income, as reported	$14,737	$12,147	$28,645	$23,683
Deduct: Stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(1,976)	(1,861)	(3,399)	(3,629)

Pro forma net income	$12,761	$10,286	$25,246	$20,054
	======	======	======	======

Basic - as reported	$ 0.45	$ 0.36	$ 0.86	$ 0.70
	======	======	======	======
Basic - pro forma	$ 0.39	$ 0.31	$ 0.76	$ 0.59
	======	======	======	======
Diluted - as reported	$ 0.43	$ 0.35	$ 0.82	$ 0.68
	======	======	======	======
Diluted - pro forma	$ 0.37	$ 0.30	$ 0.72	$ 0.58
	======	======	======	======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first six months of fiscal 2004 and 2003:

STOCK OPTION PLANS
	February 29,	February 28,
Six months ended	2004	2003

Risk-free interest rate	2.57%	2.29%

Expected life	4.1 years	4.1 years

Expected volatility	50%	53%

Dividend yield	0.7%	0.6%

EMPLOYEE STOCK
PURCHASE PLAN	February 29,	February 28,
Six months ended	2004	2003

Risk-free interest rate	0.97%	1.43%

Expected life	3 months	3 months

Expected volatility	28%	51%

Dividend yield	0.6%	0.6%

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

3. COMMON STOCK AND EARNINGS PER SHARE
	Six Months Ended
Shares of common stock outstanding were as follows:	February 29,	February 28,
In thousands and unaudited	2004	2003

Balance at September 1,	33,660	33,788
Common stock issued for employee stock plans	377	229
Repurchase of common stock	(2,070)	(632)
Balance at February 29, 2004 and February 28, 2003	31,967	33,385
	=====	=====

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the second quarter of fiscal 2004, the Company repurchased 65,000 shares at an average cost of $37.59 per share. Since the inception of the stock repurchase program, FactSet has purchased approximately 772,000 shares at an average cost of $26.64 per share.
       In January 2004, the Company purchased two million shares of its common stock from one of its co-founders, Howard E. Wille, at a price per share of $34.58. The purchase reduced the Company’s weighted average common shares by one million in the second quarter of fiscal 2004. In subsequent quarters, the purchase will decrease the Company’s weighted average common shares by an additional one million.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted
		Average
In thousands, except per share data; and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended February 29, 2004
Basic EPS
Income available to common stockholders	$14,737	32,928	$0.45
Diluted EPS
Dilutive effect of stock options	––	1,236
Income available to common stockholders	$14,737	34,164	$0.43
	======	=====

For the Three Months Ended February 28, 2003
Basic EPS
Income available to common stockholders	$12,147	33,617	$0.36
Diluted EPS
Dilutive effect of stock options	––	948
Income available to common stockholders	$12,147	34,565	$0.35
	======	=====

		Weighted
		Average
In thousands, except per share data; and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Six Months Ended February 29, 2004
Basic EPS
Income available to common stockholders	$28,645	33,364	$0.86
Diluted EPS
Dilutive effect of stock options	––	1,507
Income available to common stockholders	$28,645	34,871	$0.82
	======	=====

For the Six Months Ended February 28, 2003
Basic EPS
Income available to common stockholders	$23,683	33,711	$0.70
Diluted EPS
Dilutive effect of stock options	––	915
Income available to common stockholders	$23,683	34,626	$0.68
	======	=====

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
       The European segment is headquartered in London, England and maintains office locations in Frankfurt, Germany and Paris and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs, clearing fees net of recoveries, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Goodwill of $13,677,000 at February 29, 2004, which reflects three prior acquisitions, is included within the U.S. segment. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies”.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For The Three Months Ended February 29, 2004
Revenues from clients	$ 48,959	$ 9,606	$ 2,806	$ 61,371
Segment operating profit *	16,221	4,002	1,279	21,502
Total assets at February 29, 2004	201,929	9,307	3,644	214,880
Capital expenditures	2,171	32	30	2,233

For The Three Months Ended February 28, 2003
Revenues from clients	$ 44,188	$ 8,393	$ 2,501	$ 55,082
Segment operating profit *	14,270	3,581	1,036	18,887
Total assets at February 28, 2003	202,146	10,049	3,787	215,982
Capital expenditures	2,998	67	6	3,071

For The Six Months Ended February 29, 2004
Revenues from clients	$ 96,255	$ 18,865	$ 5,508	$120,628
Segment operating profit *	31,763	8,085	2,693	42,541
Capital expenditures	6,203	79	123	6,405

For The Six Months Ended February 28, 2003
Revenues from clients	$ 86,336	$ 16,504	$ 5,060	$107,900
Segment operating profit *	27,411	7,245	2,096	36,752
Capital expenditures	3,792	118	18	3,928

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
       During January 2004, the Company authorized, at its sole option, the release from escrow of its 15-year global headquarter lease, which will consolidate the Company’s current Greenwich and Stamford offices into a single office in Norwalk, CT. The Company is expected to take possession of the leased property in the fourth quarter of fiscal 2004. The future minimum rental payments are included in the table below.
       At February 29, 2004, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

In thousands and unaudited
Years Ended August 31,

2004 (Remainder)	$ 4,326
2005	6,686
2006	6,718
2007	5,242
2008	5,238
Thereafter	44,212

Minimum lease payments	$ 72,422

Revolving Credit Facilities
In fiscal 2004, the Company renewed its 364-day revolving credit facility and continued to maintain its existing three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2005 and November 2004. Approximately $1.6 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 29, 2004. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes
In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. Audits by four tax authorities are currently ongoing. Although there is inherent uncertainty in the audit process, the Company has no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on its results of operations or financial position, beyond current estimates.

6.   IDENTIFIED INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired technology resulting from the acquisitions of the Insyte, LionShares and Mergerstat businesses in August 2000, April 2001 and January 2003, respectively. The weighted average useful life of the acquired technology is 8.83 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $6,438,000 and $1,626,000 at February 29, 2004, and $6,438,000 and $862,000 at February 28, 2003, respectively. Amortization expense of approximately $191,000 and $382,000 was recorded in the three and six months ended February 29, 2004. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2004 and the remaining fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2004 (Remainder)	$ 382
	2005	764
	2006	736
	2007	659
	2008	420
	Thereafter	$1,851

7.   SUBSEQUENT EVENT

In March 2004, the Company purchased one million shares of its common stock from one of its co-founders, Charles J. Snyder, at a price per share of $38.12. The purchase will reduce FactSet’s weighted average common shares by 833,333 in the third quarter of fiscal 2004. In subsequent quarters, the purchase will decrease the Company’s weighted average common shares by an additional 166,667. This purchase had no effect on earnings per share for the three and six months ended February 29, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended			Six Months Ended
	Feb 29,	Feb 28,		Feb 29,	Feb 28,
In thousands, except per share data	2004	2003	Change	2004	2003	Change

Revenues	$ 61,371	$ 55,082	11.4%	$120,628	$107,900	11.8%
Cost of services	18,198	16,387	11.1	36,073	32,138	12.2
Selling, general and administrative	21,671	19,808	9.4	42,014	39,010	7.7
Operating income	21,502	18,887	13.8	42,541	36,752	15.8
Net income	14,737	12,147	21.3	28,645	23,683	21.0
Diluted earnings per common share	$ 0.43	$ 0.35	22.9%	$ 0.82	$ 0.68	20.6%

REVENUES

Revenues for the quarter ended February 29, 2004 grew 11.4% to $61.4 million from $55.1 million in the second quarter of fiscal 2003. During the first half of fiscal 2004, revenues expanded 11.8% to $120.6 million. Incremental subscriptions to our value-added applications and databases by our existing clients as well as the net addition of 64 clients over the past year were the main catalysts for this growth for both of these periods. Approximately half of our revenue is derived from sales of databases and applications, while the remaining revenue is generated from our base fee and sales of incremental passwords.
       During the second quarter of fiscal 2004, overseas revenues increased 13.9% to $12.4 million compared to $10.9 million in the same period in the prior year. Revenues from European operations advanced 14.4% and revenues from our Asia Pacific operations grew 12.2%. International revenues for the first six months of fiscal 2004 were $24.4 million, an increase of 13% from the same period a year ago. Approximately 20% of our total revenues for both the second quarter and first half of fiscal 2004 were attributed to our international operations. Over 95% of the Company’s revenues are received in U.S. dollars. Net monetary assets held by our international branch offices during the quarter ended February 29, 2004 were immaterial. Accordingly, our exposure to foreign currency fluctuations was not material.
       Demand for our Portfolio Analytics applications continued to rise during the second quarter of fiscal 2004. Portfolio Analytics had over 360 clients representing approximately 2,700 subscribers at February 29, 2004 compared to approximately 335 clients and 2,400 subscribers at the end of the second quarter of fiscal 2003.
       During the second quarter of fiscal 2004, client count increased 6.9% to 992 versus 928 clients for the same period a year ago. Passwords, a measure of users of our services, remained constant at 19,400 as of February 29, 2004. Approximately one quarter of our revenue is generated from our investment banking clients, with most of the remaining revenue derived from our investment management clients.
       Total client subscriptions at February 29, 2004 rose 11.8% from a year ago to $249.2 million. Subscriptions at a given point in time represent the forward-looking revenues for the next twelve months from all services currently being supplied to our clients. At February 29, 2004, the average subscription per client increased 4.6% to $251,000, up from an average of $240,000 a year ago. International subscriptions were $50.5 million, representing over 20% of total client subscriptions.
       No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At February 29, 2004, client retention remained at a rate in excess of 95%.

OPERATING EXPENSES

Cost of Services
Cost of services increased 11.1% to $18.2 million for the second quarter of fiscal 2004 from $16.4 million in the same period in fiscal 2003. During the first six months of fiscal 2004, cost of services grew 12.2% to $36.1 million compared to $32.1 million during the first half of fiscal 2003. The primary drivers for increases in cost of services for both the second quarter and first half of fiscal 2004 were increases in employee compensation and benefits and data costs. During the second quarter of fiscal 2004, this increase was partially offset by a decrease in depreciation on computer-related equipment.
       Employee compensation and benefits expense grew $1.7 million in the quarter ended February 29, 2004 and $3.1 million in the first half of fiscal 2004 versus the comparable periods in fiscal 2003. The increases in both periods were primarily the result of employee additions and increases in merit compensation during the past twelve months. Data costs expanded $800,000 during the second quarter of fiscal 2004 and $1.1 million compared to the same periods in fiscal 2003. Expanded database offerings and higher data fees resulting from a higher number of client users during the second quarter and first half of fiscal 2004 caused the increase from the same year ago periods. During the first quarter of fiscal 2004, we completed our upgrade of our mainframe computers located in our two data centers. The acquisition cost of our new Hewlett-Packard Marvel mainframe computers was significantly lower than the acquisition cost of the replaced mainframes resulting in a $900,000 decrease in depreciation of computer-related equipment during the second quarter of fiscal 2004 as compared to the prior year period.

Selling, General and Administrative
Selling, general, and administrative (SG&A) expenses rose 9.4% to $21.7 million from $19.8 million in the second quarter of fiscal 2003. During the first six months of fiscal 2004, SG&A expenses grew 7.7% to $42.0 million from $39.0 for the six months ended February 28, 2003. The increase during the three months ended February 29, 2004 were due to higher costs related to employee compensation and benefits, travel and promotional expenses and professional fees partially offset by lower miscellaneous expenses. The increase for the first half of fiscal 2004 compared to the first half of 2003 was due to growth in employee compensation and benefits and professional fees partially offset by lower miscellaneous expenses.
       Employee compensation and benefits expense increased $1.4 million in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 and $2.4 million for the first half of fiscal 2004 versus the same period in fiscal 2003. Growth in employee headcount and increased merit compensation largely contributed to the increases in the second quarter and the six months ended February 29, 2004. Travel and promotional expenses grew $500,000 in the second quarter of fiscal 2004 compared to the second quarter of fiscal 2003 due to increased travel by our sales force as well as increased spending on promotional product conferences. Professional fees grew $600,000 during the three months ended February 29, 2004 and $700,000 for the first half of fiscal 2004 versus the comparable fiscal 2003 periods as a result of higher legal, tax planning and other consulting fees. Lower accruals related to taxes other than incomes taxes were primarily responsible for the $700,000 decrease in miscellaneous expenses for both the second quarter and first half of fiscal 2004 versus the same periods in fiscal 2004.

Operating Margin
Operating margin for the quarter ended February 29, 2004 was 35.0% compared to 34.3% for the same period a year ago. The operating margin for the first six months of fiscal 2004 was 35.3% compared to 34.1% for the first half of fiscal 2003. Declines in computer-related expenses, occupancy costs and miscellaneous expenses as a percentage of revenues, partially offset by increases in employee compensation and benefits, data costs, travel and promotional expenses and professional fees as a percentage of revenues, contributed to the improvement in second quarter operating margins. The improvement in operating margin during the first half of 2004 is attributable to declines in computer-related expenses, occupancy costs and miscellaneous expenses as a percentage of revenues, partially offset by increases in employee compensation and benefits data costs and professional fees.

Income Taxes
For the quarter ended February 29, 2004, income tax expense rose to $7.5 million from $7.3 million in the second quarter of fiscal 2003. Income tax expense for the six months ended February 29, 2004 increased to $15.3 million from $14.2 million in the first six months of fiscal 2003. The effective tax rate for the second quarter of fiscal 2004 was 33.6% compared to 37.5% in the prior year period. During the first six months of fiscal 2004, the effective tax rate was 34.8% compared to 37.5% in the six months ended February 28, 2003. The decrease in the effective tax rate in the three and six months ended February 29, 2004 compared to the prior year periods is due to additional federal income tax planning completed in the past twelve months and a tax benefit of $776,000 recognized in the quarter ended February 29, 2004 which related primarily to the settlement of prior year tax returns for certain state credits.

Liquidity
For the six months ended February 29, 2004, cash generated by operating activities was $26.7 million, an increase of $6.1 million over the same period in fiscal 2003. The year over year increase in cash flow from operating activities was primarily due to higher levels of profitability, decreased year over year growth rates in receivables from clients and clearing brokers, higher deferred fees collected and an increase in current taxes payable, partially offset by a higher payout of accrued compensation and a reduction in accounts payable and accrued expenses during the first six months of fiscal 2004.
       In January 2004, we purchased two million shares of our common stock from one of our co-founders, Howard E. Wille, at a price per share of $34.58. In addition, we purchased one million shares of our common stock in March 2004, from another co-founder, Charles J. Snyder, at a price per share of $38.12.

Capital Expenditures
Our capital expenditures for the second quarter of fiscal 2004 totaled $2.2 million and $6.4 million for the six months ended February 29, 2004. Approximately $1.0 million in capital expenditures during the second quarter of fiscal 2004 related to computer-related equipment purchases for our data centers while the remainder related to expansion of our offices in the U.S. During the first six months of fiscal 2003, approximately $4.9 million related to the acquisition of computer-related assets primarily for our data centers and $1.5 million related to expansion of our domestic offices. We completed our mainframe computer upgrade by placing in service five Hewlett-Packard Marvel mainframe computers during the first quarter of fiscal 2004, for a total of eight installed at our two data centers. Capital expenditures for fiscal 2004 should total approximately $35 million, net of landlord contributions to leasehold improvements.

Revolving Credit Facilities
In fiscal 2004, we renewed our 364-day revolving credit facility and continued to maintain our existing three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2005 and November 2004. Approximately $1.6 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 29, 2004. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchases
On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the second quarter of fiscal 2004, we repurchased 65,000 shares at an average cost of $37.59 per share. Since the inception of the stock repurchase program, we have purchased approximately 772,000 shares at an average cost of $26.64 per share.
       In January 2004, we purchased two million shares of our common stock from one of our co-founders, Howard E. Wille, at a price per share of $34.58. The purchase reduced our weighted average common shares by one million in the second quarter of fiscal 2004. In subsequent quarters, the purchase will decrease our weighted average common shares by an additional one million.
       In March 2004, we purchased one million shares of our common stock from our other co-founder, Charles J. Snyder, at a price per share of $38.12. The purchase will reduce our weighted average common shares by 833,333 in the third quarter of fiscal 2004. In subsequent quarters, the purchase will decrease our weighted average common shares by an additional 166,667.

New Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement No. 148, (“SFAS 148”) Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of our stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended February 29, 2004 and February 28, 2003:

	Three Months Ended		Six Months Ended
	February 29,	February 28,	February 29,	February 28,
	2004	2003	2004	2003

Net income, as reported	$14,737	$12,147	$28,645	$23,683
Deduct: Stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(1,976)	(1,861)	(3,399)	(3,629)

Pro forma net income	$12,761	$10,286	$25,246	$20,054
	======	======	======	======

Basic - as reported	$ 0.45	$ 0.36	$ 0.86	$ 0.70
	======	======	======	======
Basic - pro forma	$ 0.39	$ 0.31	$ 0.76	$ 0.59
	======	======	======	======
Diluted - as reported	$ 0.43	$ 0.35	$ 0.82	$ 0.68
	======	======	======	======
Diluted - pro forma	$ 0.37	$ 0.30	$ 0.72	$ 0.58
	======	======	======	======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first six months of fiscal 2004 and 2003:

STOCK OPTION PLANS
	February 29,	February 28,
Six months ended	2004	2003

Risk-free interest rate	2.57%	2.29%

Expected life	4.1 years	4.1 years

Expected volatility	50%	53%

Dividend yield	0.7%	0.6%

EMPLOYEE STOCK
PURCHASE PLAN	February 29,	February 28,
Six months ended	2004	2003

Risk-free interest rate	0.97%	1.43%

Expected life	3 months	3 months

Expected volatility	28%	51%

Dividend yield	0.6%	0.6%

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

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect our expectations as of March 16, 2004. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2004 Expectations

o	Revenues are expected to range between $62.5 million and $64.0 million
o	Operating margins are expected to range between 34.5% and 35.5%.
o	The effective tax rate is expected to range between 36.5% and 37.0%

Full Year Fiscal 2004

o	Capital expenditures should total approximately $35.0 million, net of landlord contributions to leasehold improvements.

Recent Developments
In March 2004, we purchased one million shares of FactSet common stock from one of our co-founders, Charles J. Snyder, at a price per share of $38.12. The purchase will reduce our weighted average common shares by 833,333 in the third quarter of fiscal 2004. In subsequent quarters, the purchase will decrease our weighted average common shares by an additional 166,667. This purchase had no effect on earnings per share for the three and six months ended February 29, 2004.

Recent Market Trends
We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, Nasdaq Composite®, and MSCI European Index) have experienced significant volatility since March 2000. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of hostilities among various nations or continued military actions by the United States could undermine any potential continued economic recovery. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. In addition, changes to regulations regarding soft dollar payments could have an negative impact to our operations.
       The fair market value of our investment portfolio at the February 29, 2004 was $86.5 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

Taxes
In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. Audits by four tax authorities are currently ongoing. Although there is inherent uncertainty in the audit process, we have no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond current estimates.

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

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

10.2	Amendment to 364-Day Credit Agreement, dated March 25, 2004
10.9	Stock Purchase and Amendment Agreement, dated January 21, 2004, between the Company and Howard E. Wille
10.10	Lease dated December 17, 2003, between the Company and Merritt 7 Venture L.L.C. (released from escrow on January 8, 2004)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K:

We filed or furnished one report on Form 8-K during the quarter ended February 29, 2004. Information regarding the item on which we reported is as follows:

Date Filed or Furnished	Item No.	Description
December 16, 2003	Items 7	On December 16, 2003, we announced our results for the
	and 12	three months ended November 30, 2003.*

* The furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	April 14, 2004	/s/ ERNEST S. WONG
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

Date: April 14, 2004
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

Date: April 14, 2004
/s/ Ernest S. Wong
Ernest S. Wong
Chief Financial Officer

EXHIBIT 32.1

FACTSET RESEARCH SYSTEMS INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip A. Hadley, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip A. Hadley
      Philip A. Hadley
      Chief Executive Officer
      April 14, 2004

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending February 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ernest S. Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ernest S. Wong
      Ernest S. Wong
      Chief Financial Officer
      April 14, 2004

        A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.