Form 10-Q/A
period 2004-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2004-07-14
CIK 1013237

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

FactSet Research Systems Inc.

Form 10–Q/A

Explanatory Note

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, FactSet Research Systems Inc. hereby amends its Form 10-Q for the fiscal quarter ended February 29, 2004 by amending and restating Items 4 and 6 in their entirety.

Item 4.	Submission of Matters to a Vote of Security Holders:
	The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on January 8, 2004.

	1. Three nominees to the Board of Directors were elected:

	Director	Term	For	Not For	Abstain
	Scott A. Billeadeau	3 yrs.	30,525,095	1,269,038	––
	Philip A. Hadley	3 yrs.	30,796,169	998,764	––
	John C. Mickle	3 yrs.	30,618,333	1,176,600	––

	2. The appointment of PricewaterhouseCoopers LLP as independent public accountants of
	the Company was ratified:

	For		31,191,748
	Not for		468,825
	Abstain		134,360

Item 6:	Exhibits and Reports on Form 8-K:

(a) Exhibits:

EXHIBIT
	NUMBER	DESCRIPTION

	10.2	Amendment to 364-Day Credit Agreement, dated March 25, 2004*
	10.9	Stock Purchase and Amendment Agreement, dated January 21, 2004, between the Company and Howard E. Wille*
	10.10	Lease dated December 17, 2003, between the Company and Merritt 7 Venture L.L.C. (released from escrow on January 8, 2004)*
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
	32.1	Section 1350 Certification of Principal Executive Officer*
	32.2	Section 1350 Certification of Principal Financial Officer*
* Incorporated by reference to the Company’ quarterly report on Form 10-Q for the fiscal quarter ended February 29, 2004.

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

FACTSET RESEARCH SYSTEMS INC. Registrant

Date: July 14, 2004	/s/ ERNEST S. WONG Ernest S. Wong, Senior Vice President, Chief Financial Officer, Treasurer and Secretary

EXHIBIT INDEX

EXHIBIT
NUMBER

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

EXHIBIT 31.1

Certification Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934,
As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

I, Philip A. Hadley, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of FactSet Research Systems Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have any significant role in the registrant’s internal control over financial reporting.

Date: July 14, 2004
/s/ Philip A. Hadley Philip A. Hadley Chief Executive Officer

EXHIBIT 31.2

Certification Pursuant To Rule 13a-14 Or 15d-14 Of The Securities Exchange Act Of 1934,
As Adopted Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002

I, Ernest S. Wong, certify that:

  I have reviewed this quarterly report on Form 10-Q/A of FactSet Research Systems Inc.;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))for the registrant and have:

  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

  a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

  b) any fraud, whether or not material, that involves management or other employees who have any significant role in the registrant’s internal control over financial reporting.

Date: July 14, 2004
/s/ Ernest S. Wong Ernest S. Wong Chief Financial Officer