Form 10-Q
period 2004-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2004-07-15
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2004

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

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 31, 2004, was 31,062,623.

FactSet Research Systems Inc.

Form 10-Q

Table of Contents

Part I	FINANCIAL INFORMATION	Page

Item 1	Condensed Financial Statements

	Consolidated Statements of Income
	for the three and nine months ended May 31, 2004 and 2003	3

	Consolidated Statements of Comprehensive Income
	for the three and nine months ended May 31, 2004 and 2003	4

	Consolidated Statements of Financial Condition
	as of May 31, 2004 and August 31, 2003	5

	Consolidated Statements of Cash Flows
	for the nine months ended May 31, 2004 and 2003	6

	Notes to the Consolidated Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

Part II	OTHER INFORMATION

Item 1	Legal Proceedings	20

Item 2	Changes in Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	20

Item 6	Exhibits and Reports on Form 8-K	20

Signature		21

Certifications		22

ITEM 1. FINANCIAL STATEMENTS
FactSet Research Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME - Unaudited

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share data)	2004	2003	2004	2003

Revenues	$63,600	$56,832	$184,228	$164,732

Cost of services	18,394	16,673	54,464	48,811
Selling, general and administrative	23,375	20,656	65,391	59,666
Total operating expenses	41,769	37,329	119,855	108,477

Income from operations	21,831	19,503	64,373	56,255
Other income	223	509	1,644	1,651
Income before income taxes	22,054	20,012	66,017	57,906
Provision for income taxes	7,367	5,744	22,685	19,955
Net income	$14,687	$14,268	$43,332	$37,951
	======	======	======	======

Basic earnings per common share	$0.47	$0.43	$1.33	$1.13
	====	====	====	====
Diluted earnings per common share	$0.45	$0.41	$1.27	$1.10
	====	====	====	====

Weighted average common shares (Basic)	31,189	33,455	32,639	33,624
	=====	=====	=====	=====
Weighted average common shares (Diluted)	32,549	34,607	34,091	34,626
	=====	=====	=====	=====

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - Unaudited

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
(In thousands, except per share data)	2004	2003	2004	2003

Net income	$14,687	$14,268	$43,332	$37,951
Change in unrealized (loss) gain on investments, net of taxes	(155)	17	(230)	4
Comprehensive income	$14,532	$14,285	$43,102	$37,955
	======	======	======	======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(In thousands, except per share data)
	May 31,	August 31,
	2004	2003
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$ 40,152	$ 51,126
Investments	59,614	118,136
Receivables from clients and clearing brokers, net	39,807	35,704
Deferred taxes	5,870	5,493
Other current assets	4,152	1,888
Total current assets	149,595	212,347

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	91,621	104,768
Less accumulated depreciation and amortization	(69,679)	(85,421)
Property, equipment and leasehold improvements, net	21,942	19,347

OTHER NON-CURRENT ASSETS
Goodwill	19,937	13,677
Intangible assets, net	6,387	5,195
Deferred taxes	4,365	3,467
Other assets	2,266	2,126

TOTAL ASSETS	$204,492	$256,159
	=======	=======

LIABILITIES AND STOCKHOLDERS’ EQUITY	May 31,	August 31,
	2004	2003

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 16,131	$ 13,793
Accrued compensation	14,018	15,228
Deferred fees	9,827	9,876
Dividends payable	2,174	2,020
Current taxes payable	6,399	2,457
Total current liabilities	48,549	43,374

NON-CURRENT LIABILITIES
Deferred rent and other liabilities	7,479	556
Total liabilities	56,028	43,930
Commitments and contingencies (See Note 5)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	––	––
Common stock, $.01 par value	351	346
Capital in excess of par value	57,178	47,413
Retained earnings	230,821	193,611
Accumulated other comprehensive loss	(380)	(150)
	287,970	241,220
Less treasury stock, at cost	(139,506)	(28,991)
Total stockholders’ equity	148,464	212,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,492	$256,159
	=======	=======

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.	Nine Months Ended
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited	May 31,	May 31,
(In thousands)	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,332	$37,951
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,730	13,010
Deferred tax (benefit) provision	(1,955)	1
Gain on sale of equipment	(235)	– –
Accrued ESOP contribution	1,980	1,746
Net income adjusted for non-cash items	53,852	52,708
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing brokers	(4,035)	(3,087)
Accounts payable and accrued expenses	1,798	1,890
Accrued compensation	(758)	(335)
Deferred fees	(830)	(1,711)
Current taxes payable	3,942	2,530
Other working capital accounts, net	(1,219)	(88)
Income tax benefits from stock option exercises	792	841
Net cash provided by operating activities	53,542	52,748

CASH FLOWS FROM INVESTING ACTIVITIES
Sales (purchases) of investments, net	58,291	(27,167)
Acquisition of businesses, net of cash acquired	(6,478)	(7,702)
Landlord contributions to leasehold improvements	6,092	– –
Purchases of property, equipment and leasehold improvements	(12,467)	(5,047)
Net cash provided by (used in) investing activities	45,438	(39,916)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(5,676)	(4,772)
Repurchase of common stock	(110,515)	(16,429)
Proceeds from employee stock plans	6,237	3,358
Net cash used in financing activities	(109,954)	(17,843)

Net decrease in cash and cash equivalents	(10,974)	(5,011)
Cash and cash equivalents at beginning of period	51,126	44,819
Cash and cash equivalents at end of period	$40,152	$39,808
	======	======

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2004
(Unaudited)

1.   ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) provides online integrated database services to the global investment community. The Company combines more than 200 databases into a single online source of information and analytics. FactSet’s revenues are derived from month-to-month subscription charges.
               Generally at the option of each client, these charges may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through two clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.
                 FactSet Limited, FactSet France, Inc., FactSet GmbH, FactSet Pacific, Inc., LionShares Europe S.A.S., Innovative Systems Techniques, Inc. (“Insyte”), FactSet Mergerstat, LLC (“Mergerstat”) and CallStreet, LLC (“CallStreet”) are wholly owned subsidiaries of the Company, with operations in London, Paris, Avon (France), Frankfurt, Tokyo, Hong Kong, Sydney, New York, Boston and Santa Monica, California. The Company dissolved eLumient.com, Insyte’s wholly owned, inactive subsidiary, on December 23, 2002.

2.  ACCOUNTING POLICIES

In the opinion of management, the accompanying condensed statements of financial condition and related condensed interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with accounting principles generally accepted in the United States. The interim condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2003. The significant accounting policies of the Company and its subsidiaries are summarized below.

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

Revenue Recognition
FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Clients are invoiced monthly, in arrears, to reflect the actual services rendered to them. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of workstations deployed for such month. A provision is made to allow for billing adjustments as a result of cancellation of service or reduction in number of workstations. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

•	The client subscribes to our research services,
•	the FactSet service has been rendered and earned during the month,
•	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and
•	collectibility is reasonably assured.

               Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. As of May 31, 2004, the amount of receivables from clients and clearing brokers, net that was unbilled totaled $22.7 million. Since the Company invoices its clients monthly in arrears, the $22.7 million unbilled as of May 31, 2004 was billed at the beginning of June 2004. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.
               In March 2003, EITF 00-21, Revenue Arrangements with Multiple Deliverables, was issued. The EITF consensus applies to the Company for all transactions entered into beginning with FactSet’s first quarter of fiscal 2004, effective September 1, 2003. EITF 00-21 contains further guidance on revenue recognition, particularly with respect to situations in which companies offer multiple services or deliverables to a customer for a single, bundled price. Under the guidance in SAB 104, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing brokers does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees. The adoption of EITF 00-21 did not have a material impact on the Company’s financial condition or results of operations.
               In the fourth quarter of fiscal 2003, FactSet changed the presentation of its revenues in order to report them on a net rather than gross basis. This restatement, at that time, had no effect on the then previously reported operating income, net income, earnings per share or stockholders’ equity for periods prior to the restatement. All the restated quarterly and annual amounts for prior required reporting periods have previously been presented in FactSet’s Annual Report on Form 10-K for fiscal 2003. In the third quarter of fiscal 2004, revenue generated from cash paying clients totaled $50.8 million and revenue generated from commission paying clients, net of $1.9 million in clearing fees, amounted to $12.8 million. For the first nine months of fiscal 2004, revenue generated from cash paying clients totaled $144.0 million and revenue generated from commission paying clients, net of $5.7 million in clearing fees, amounted to $40.2 million.

Clearing Fees
Clearing fees are expensed as a cost of service in the period incurred, at the time that a client executes securities transactions through clearing brokers. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred. This cost recovery is recorded as a reduction of cost of services. Clearing fees and the related cost recovery in the first nine months of fiscal years 2004 and 2003 approximated $5.7 million and $5.8 million, respectively.

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

Intangible Assets
Intangible assets consist of acquired technology resulting from the acquisitions of the Insyte, LionShares, Mergerstat and CallStreet businesses and are amortized on a straight-line basis using estimated useful lives ranging between two and ten years.

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

Landlord Contributions to Leasehold Improvements
In conjunction with entering into leases for office space, the Company receives contributions from landlords towards leasehold improvements which are included in the Deferred Rent and Other Liabilities line item of the Company’s Consolidated Statements of Financial Condition. These contributions are amortized as a reduction to rent expense over the lives of the respective lease to which they pertain.

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

New Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement No. 148, (“SFAS 148”), Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended May 31, 2004 and 2003:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
In thousands, except per share data and unaudited	2004	2003	2004	2003

Net income, as reported	$14,687	$14,268	$43,332	$37,951
Deduct: Stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(1,992)	(2,019)	(5,391)	(5,648)

Pro forma net income	$12,695	$12,249	$37,941	$32,303
	======	======	======	======

Basic - as reported	$ 0.47	$ 0.43	$ 1.33	$ 1.13
	======	======	======	======
Basic - pro forma	$ 0.41	$ 0.37	$ 1.16	$ 0.96
	======	======	======	======
Diluted - as reported	$ 0.45	$ 0.41	$ 1.27	$ 1.10
	======	======	======	======
Diluted - pro forma	$ 0.39	$ 0.35	$ 1.11	$ 0.93
	======	======	======	======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first nine months of fiscal 2004 and 2003:

STOCK OPTION PLANS
Nine months ended May 31,	2004	2003

Risk-free interest rate	2.57%	2.29%

Expected life	4.1 years	4.1 years

Expected volatility	50%	53%

Dividend yield	0.7%	0.6%

EMPLOYEE STOCK
PURCHASE PLAN
Nine months ended May 31,	2004	2003

Risk-free interest rate	1.01%	1.36%

Expected life	3 months	3 months

Expected volatility	27%	46%

Dividend yield	0.6%	0.6%

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

3. COMMON STOCK AND EARNINGS PER SHARE
	Nine Months Ended
Shares of common stock outstanding were as follows:	May 31,	May 31,
In thousands and unaudited	2004	2003

Balance at September 1,	33,660	33,788
Common stock issued for employee stock plans	476	373
Repurchase of common stock	(3,073)	(632)
Balance at May 31, 2004 and 2003	31,063	33,529
	=====	=====

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to one million shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the third quarter of fiscal 2004, the Company did not repurchase any shares under this program. Since the inception of the stock repurchase program, FactSet has purchased approximately 772,000 shares at an average cost of $26.64 per share.
               In January 2004, the Company purchased two million shares of its common stock from one of its co-founders, Howard E. Wille, at a price per share of $34.58. In March 2004, the Company purchased an additional one million shares of its common stock from one of its co-founders, Charles J. Snyder, at a price per share of $38.12. This purchase reduced FactSet’s weighted average common shares by 833,333 in the third quarter of fiscal 2004. In subsequent quarters, the purchase will decrease the Company’s weighted average common shares by an additional 166,667. The Company’s Board of Directors approved both purchases of common stock from its co-founders prior to the purchases.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

		Weighted
		Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Three Months Ended May 31, 2004
Basic EPS
Income available to common stockholders	$14,687	31,189	$0.47
Diluted EPS
Dilutive effect of stock options	––	1,360
Income available to common stockholders	$14,687	32,549	$0.45
	======	=====

For the Three Months Ended May 31, 2003
Basic EPS
Income available to common stockholders	$14,268	33,455	$0.43
Diluted EPS
Dilutive effect of stock options	––	1,152
Income available to common stockholders	$14,268	34,607	$0.41
	======	=====

		Weighted
		Average
In thousands, except per share data and unaudited	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount

For the Nine Months Ended May 31, 2004
Basic EPS
Income available to common stockholders	$43,332	32,639	$1.33
Diluted EPS
Dilutive effect of stock options	––	1,452
Income available to common stockholders	$43,332	34,091	$1.27
	======	=====

For the Nine Months Ended May 31, 2003
Basic EPS
Income available to common stockholders	$37,951	33,624	$1.13
Diluted EPS
Dilutive effect of stock options	––	1,002
Income available to common stockholders	$37,951	34,626	$1.10
	======	=====

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
               The European segment is headquartered in London, England and maintains office locations in Frankfurt, Germany and Paris and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs, clearing fees net of recoveries, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Goodwill of $19,937,000 at May 31, 2004, which reflects four prior acquisitions, is included within the U.S. segment. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies”.

Segment Information
In thousands and unaudited	U.S.	Europe	Asia Pacific	Total

For The Three Months Ended May 31, 2004
Revenues from clients	$ 50,748	$ 9,923	$ 2,929	$ 63,600
Segment operating profit *	16,617	3,936	1,278	21,831
Total assets at May 31, 2004	190,042	11,646	2,804	204,492
Capital expenditures	5,908	125	29	6,062

For The Three Months Ended May 31, 2003
Revenues from clients	$ 45,662	$ 8,705	$ 2,465	$ 56,832
Segment operating profit *	14,936	3,855	712	19,503
Total assets at May 31, 2003	228,146	10,025	3,646	241,817
Capital expenditures	1,094	10	15	1,119

For The Nine Months Ended May 31, 2004
Revenues from clients	$ 147,002	$ 28,789	$ 8,437	$184,228
Segment operating profit *	48,381	12,021	3,971	64,373
Capital expenditures	12,111	204	152	12,467

For The Nine Months Ended May 31, 2003
Revenues from clients	$ 131,998	$ 25,209	$ 7,525	$164,732
Segment operating profit *	42,347	11,100	2,808	56,255
Capital expenditures	4,886	128	33	5,047

* Expenses, including income taxes, are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees net of recoveries, data fees, income taxes, and corporate headquarters charges are recorded by the U.S. segment.

5.  COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company leases office space domestically in Greenwich and Stamford, Connecticut; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; and Paris and Avon, France. The leases related to the Company’s currently existing space expire on various dates through August 2013. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.
               During January 2004, the Company authorized, at its sole option, the release from escrow of its 15-year global headquarters lease, which will enable the Company to consolidate its current Greenwich and Stamford offices into a single location in Norwalk, CT. The Company is expected to take possession of the leased property in the fourth quarter of fiscal 2004. The future minimum rental payments are included in the table below.
               At May 31, 2004, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases:

In thousands and unaudited
Years Ended August 31,

2004 (three months remaining)	$ 2,272
2005	6,814
2006	6,840
2007	5,283
2008	5,233
2009	5,380
Thereafter	38,821

Minimum lease payments	$ 70,643
======

Revolving Credit Facilities
In fiscal 2004, the Company renewed its 364-day revolving credit facility and continued to maintain its existing three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2005 and November 2004. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2004. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes
In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. Audits by three tax authorities are currently ongoing. Although there is inherent uncertainty in the audit process, the Company has no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on its results of operations or financial position, beyond current estimates.

6.   IDENTIFIED INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of acquired technology resulting from the acquisitions of the Insyte, LionShares, Mergerstat and CallStreet businesses in August 2000, April 2001, January 2003, and May 2004, respectively. The weighted average useful life of the acquired technology is 7.32 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology were approximately $8,254,000 and $1,867,000 at May 31, 2004, and $6,438,000 and $1,053,000 at May 31, 2003, respectively. Amortization expense of approximately $241,000 and $623,000 was recorded in the three and nine months ended May 31, 2004. Estimated amortization expense of the identifiable intangible assets (acquired technology) for the remainder of fiscal 2004 and the remaining fiscal years is as follows:

		Estimated
		Amortization
In thousands and unaudited	Fiscal Year	Expense

	2004 (Remainder)	$ 443
	2005	1,672
	2006	1,341
	2007	659
	2008	420
	Thereafter	$1,852

7.   BUSINESS COMBINATIONS

On May 7, 2004, the Company acquired all the outstanding membership interests of CallStreet, LLC (“CallStreet”) for $6.5 million in cash. CallStreet is a provider of management conference call transcripts to the investment management and investment banking industries. The acquisition expands the existing portfolio of services and products offered on the FactSet system. The operations of CallStreet were consolidated into FactSet as of the closing date. The purchase price of CallStreet was allocated to tangible and intangible assets and liabilities based on estimated fair value. The difference between the purchase price and the fair value of tangible and intangible assets less liabilities was recorded as goodwill. A summary of the preliminary CallStreet purchase price allocation consists of the following:

In thousands and unaudited	May 7, 2004

Tangible assets	$ 107
Acquired technology and other intangible assets	1,816
Goodwill	6,260
8,183
Other liabilities assumed	(1,705)
$ 6,478
=====

8.   SUBSEQUENT EVENT

On June 29, 2004, the Company entered into a definitive agreement to acquire all the outstanding shares of the JCF Group of companies. JCF, based in Paris and London, is a privately-held provider of global broker estimates and other financial and macroeconomic data to institutional investors. The announcement followed the approval of the transaction by the Company’s Board of Directors. The Company will pay consideration of €50,000,000, of which €10,000,000 will be in the form of FactSet common stock. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the two years following the closing of the transaction. The transaction is scheduled to close in September 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited
	Three Months Ended			Nine Months Ended
	May 31,	May 31,		May 31,	May 31,
In thousands, except per share data	2004	2003	Change	2004	2003	Change

Revenues	$ 63,600	$ 56,832	11.9%	$184,228	$164,732	11.8%
Cost of services	18,394	16,673	10.3	54,464	48,811	11.6
Selling, general and administrative	23,375	20,656	13.2	65,391	59,666	9.6
Operating income	21,831	19,503	11.9	64,373	56,255	14.4
Net income	14,687	14,268	2.9	43,332	37,951	14.2
Diluted earnings per common share	$ 0.45	$ 0.41	9.8%	$ 1.27	$ 1.10	15.4%

REVENUES

Revenues for the three months ended May 31, 2004 advanced 11.9% to $63.6 million from $56.8 million in the third quarter of the prior year. Revenues grew 11.8% to $184.2 million during the first nine months of fiscal 2004. Incremental subscriptions to our value-added applications and databases by our existing clients as well as the net addition of 89 clients over the past year were the primary drivers of this growth for both of these periods. Approximately half of our revenue is derived from sales of databases and applications, while the remaining revenue is generated from our base fee and sales of incremental passwords.
               Overseas revenues grew 15.1% to $12.8 million in the third quarter of 2004 compared to $11.2 million in the same period last year. Revenues from European operations rose 14.0% and revenues from our Asia Pacific operations increased 18.8%. For the first nine months of fiscal 2004, international revenues were $37.2 million, an increase of 13.7% from the comparable period in fiscal 2003. Approximately 20% of our total revenues for both the third quarter and first nine months of fiscal 2004 were generated by our international operations. Over 95% of our revenues are received in U.S. dollars. Net monetary assets held by our international branch offices during the quarter ended May 31, 2004 were immaterial. Accordingly, our exposure to foreign currency fluctuations was not material.
               During the third quarter of fiscal 2004 we benefited from increased demand for our Portfolio Analytics applications. We had over 370 clients consisting of approximately 2,800 subscribers at May 31, 2004 compared to approximately 340 clients and 2,500 subscribers using this application at May 31, 2003.
               Client count grew 9.4% to 1,031 clients during the third quarter of fiscal 2004 compared to 942 clients at the end of the third quarter in fiscal 2003. We measure our user count via passwords in that the number of passwords represents the number of users of our services. Password count at May 31, 2004 was approximately 19,900 compared to approximately 19,000 users at May 31, 2003. The 5.0% year-over-year increase in password count was, for the most part, equally attributable to increased numbers of users from our investment management and investment banking clients. Approximately one quarter of our revenue is generated from our investment banking clients, with most of the remaining revenue derived from our investment management clients.
               At May 31, 2004, aggregate client subscriptions advanced 14.4% to $260.9 million from $228.0 million at May 31, 2003. Subscriptions at a given point in time represent the forward-looking revenues for the next twelve months from all services currently being supplied to our clients. At May 31, 2004, the average subscription per client increased 4.5% to $253,000, up from an average of $242,000 a year ago. International subscriptions were $53.1 million, representing over 20% of total client subscriptions.
               No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At May 31, 2004, client retention remained at a rate in excess of 95%.

OPERATING EXPENSES

Cost of Services
Cost of services rose $1.7 million, or 10.3%, to $18.4 million compared to $16.7 million for the third quarter of fiscal 2003. Cost of services grew 11.6% to $54.5 during the first three quarters of 2004 versus $48.8 million during the first three quarters of fiscal 2003. Increases in cost of services for both periods of fiscal 2004 were due to higher levels of employee compensation and benefits as well as data costs, partially offset by decreases in depreciation on computer-related equipment.
               Employee compensation and benefits expense increased $1.7 million in the quarter ended May 31, 2004 and $4.8 million in the first nine months of fiscal 2004 compared to the same periods in fiscal 2003. The incremental growth in both periods was primarily due to employee additions and increases in merit compensation during the past year. During the third quarter and first nine months of fiscal 2004, data costs grew approximately $800,000 and $2.0 million, respectively, compared to the same periods in fiscal 2003. Higher data fees resulting from a greater number of client users as well as expanded database offerings made available to our clients during fiscal 2004 caused the increase in data costs from the levels experienced in the same year ago periods. During the first three months of fiscal 2004, we completed an upgrade of our mainframe computers located in our two data centers. The acquisition cost of our new Hewlett-Packard Marvel mainframe computers was significantly lower than the acquisition cost of the replaced mainframes. As a result, the lower depreciable bases of these mainframes were largely responsible for the $900,000 decrease in depreciation of computer-related equipment during the third quarter of fiscal 2004 and the $1.6 million decrease in these costs for the first three quarters of fiscal 2004 as compared to the prior year periods.

Selling, General and Administrative
Selling, general, and administrative (SG&A) expenses increased 13.2% to $23.4 million from $20.7 million in the third quarter of fiscal 2003. During the first three quarters of fiscal 2004, SG&A expenses grew 9.6% to $65.4 million from $59.7 for the nine months ended May 31, 2003. Higher costs related to employee compensation and benefits, travel and promotional expenses, rent and professional fees partially offset by lower amortization of leasehold improvements were the main drivers of this increase in the third quarter of fiscal 2004. SG&A expenses rose in the first nine months of fiscal 2004 compared to the prior year period because of greater expenses related to employee compensation and benefits, rent and professional fees partially offset by lower amortization of leasehold improvements.
               Employee compensation and benefits expense rose $1.0 million in the third quarter of fiscal 2004 compared to the third quarter of fiscal 2003 and $3.4 million for the first three quarters of fiscal 2004 versus the same nine-month period in fiscal 2003. Additions to employee headcount and increased merit compensation primarily contributed to the increases in the third quarter and the nine months ended May 31, 2004. During the third quarter of fiscal 2004, travel and promotional expenses grew $600,000 compared to the third quarter of fiscal 2003. Over the first nine moths of 2004, travel and promotional expenses grew $830,000 from the same period in fiscal 2003. Increases in both periods were due to higher levels of travel by our sales force as well as increased spending on promotional product conferences. Rent expense increased $450,000 in the third quarter of fiscal 2004 and $1.2 million in the first three quarters of fiscal 2004 compared to the same period a year ago largely due to office expansions in New York and San Mateo as well as increased costs associated with one year extensions for two of our three Connecticut offices. Professional fees grew $540,000 during the three months ended May 31, 2004 and $1.2 million during the first three quarters of fiscal 2004 versus the comparable fiscal 2003 periods as a result of higher legal, tax planning and other consulting fees. Amortization of leasehold improvements decreased $300,000 in the third quarter of 2004 and $900,000 during the first nine months of fiscal 2004 compared to the same periods in fiscal 2003 due to the leasehold improvements at two of our three Connecticut offices becoming fully amortized at the conclusion of fiscal 2003.

Operating Margin
Operating margin for the quarter ended May 31, 2004 remained flat at 34.3% compared to the same period a year ago. The operating margin for the first nine months of fiscal 2004 was 34.9% compared to 34.1% for the first three quarters of fiscal 2003. During the third quarter of fiscal 2004, operating margin remained flat as declines in computer-related expenses and occupancy costs as a percentage of revenues were offset by increases in employee compensation and benefits, data costs, travel and promotional expenses, reserves for isolated events and professional fees as a percentage of revenues. The improvement in operating margin during the first nine months of 2004 is attributable to declines in computer-related expenses, occupancy costs and miscellaneous expenses as a percentage of revenues, partially offset by increases in employee compensation and benefits, data costs and professional fees as a percentage of revenues.

Income Taxes
For the quarter ended May 31, 2004, income tax expense grew to $7.4 million from $5.7 million in the third quarter of fiscal 2003. Income tax expense for the three quarters ended May 31, 2004 increased to $22.7 million from $20.0 million in the first nine months of fiscal 2003. The effective tax rate for the third quarter of fiscal 2004 was 33.4% compared to 28.7% in the prior year period. In the third quarter 2003, we recognized a $1.3 million tax benefit related to additional federal tax planning and certain changes in estimates associated with fiscal 2002 income taxes payable. During the third quarter of fiscal 2004, we recognized an income tax benefit of $760,000 that resulted primarily from certain changes in estimates relating to fiscal 2003. Absent these benefits, our effective tax rate for the third quarter of fiscal 2004 and 2003 would have been 36.9% and 35.2% respectively.
               During the first nine months of fiscal 2004, the effective tax rate was 34.4% compared to 34.5% in the nine months ended May 31, 2003. In addition to the tax benefit recorded in the third quarter of fiscal 2004, we recognized a tax benefit of $776,000 in the current year’s second quarter relating primarily to the settlement of prior year tax returns for certain state tax credits. Excluding the tax benefits we recognized through the first three quarters of fiscal 2004 and 2003, our effective tax rate remained flat at 36.7% for the nine-month periods in each fiscal year.

Liquidity
For the three quarters ended May 31, 2004, cash generated by operating activities was $53.5 million, a slight increase of $794,000 over the same period in fiscal 2003. Cash flow from operating activities increased 1.5% due to higher levels of profitability and an increase in current taxes payable offset by higher accrued compensation and an increase in other working capital assets during the first nine months of fiscal 2004.
               In January 2004, we purchased two million shares of our common stock from one of our co-founders, Howard E. Wille, at a price per share of $34.58. In addition, we purchased one million shares of our common stock in March 2004, from another co-founder, Charles J. Snyder, at a price per share of $38.12.

Capital Expenditures
Our capital expenditures for the third quarter of fiscal 2004 totaled $6.1 million and $12.5 million for the nine months ended May 31, 2004. Approximately $3.8 million in capital expenditures during the third quarter of fiscal 2004 related to computer-related equipment purchases primarily for our data centers while the remaining $2.3 million largely related to expansion of our offices in the U.S. During the first nine months of fiscal 2003, approximately $8.7 million related to the acquisition of computer-related assets primarily for our data centers and $3.8 million related to expansion of our domestic offices. We completed our mainframe computer upgrade by placing in service five Hewlett-Packard Marvel mainframe computers during the first quarter of fiscal 2004, for a total of eight installed at our two data centers. Capital expenditures for fiscal 2004 should total approximately $35 million.

CallStreet Acquisition
On May 7, 2004, we acquired all the outstanding membership interests of CallStreet, LLC for $6.5 million in cash. CallStreet is a provider of management conference call transcripts to the investment management and investment banking industries. The acquisition expands the existing portfolio of services and products offered on the FactSet system. The operations of CallStreet were consolidated into FactSet as of the closing date. The purchase price of CallStreet was allocated to tangible and intangible assets and liabilities based on estimated fair value. The difference between the purchase price and the fair value of tangible and intangible assets less liabilities was recorded as goodwill. A summary of the preliminary CallStreet purchase price allocations consists of the following:

In thousands and unaudited	May 7, 2004

Tangible assets	$ 107
Acquired technology and other intangible assets	1,816
Goodwill	6,260
8,183
Other liabilities assumed	(1,705)
$ 6,478
=====

Revolving Credit Facilities
In fiscal 2004, we renewed our 364-day revolving credit facility and continued to maintain our existing three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2005 and November 2004. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2004. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchases
On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to one million shares of our common stock. The program established no minimum number of shares for repurchase. During the third quarter of fiscal 2004, we did not repurchase any shares under this program. Since the inception of the stock repurchase program, we purchased approximately 772,000 shares at an average cost of $26.64 per share.
                In January 2004, we purchased two million shares of our common stock from one of our co-founders, Howard E. Wille, at a price per share of $34.58. In March 2004, we purchased an additional one million shares of its common stock from one of our co-founders, Charles J. Snyder, at a price per share of $38.12. This purchase reduced our weighted average common shares by 833,333 in the third quarter of fiscal 2004. In subsequent quarters, the purchase will decrease our weighted average common shares by an additional 166,667. The Board of Directors approved both purchases of common stock from our co-founders prior to the purchases.

New Accounting Pronouncements
In December 2002, the Financial Accounting Standards Board issued Statement No. 148, (“SFAS 148”) Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of Financial Accounting Standards Board Statement No. 123, (“SFAS 123”), Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of our stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the two types of plans been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended May 31, 2004 and May 31, 2003:

	Three Months Ended		Nine Months Ended
	May 31,	May 31,	May 31,	May 31,
In thousands, except per share data and unaudited	2004	2003	2004	2003

Net income, as reported	$14,687	$14,268	$43,332	$37,951
Deduct: Stock-based employee
compensation expense determined
under fair value based method
for all awards, net of related tax effects	(1,992)	(2,019)	(5,391)	(5,648)

Pro forma net income	$12,695	$12,249	$37,941	$32,303
	======	======	======	======

Basic - as reported	$ 0.47	$ 0.43	$ 1.33	$ 1.13
	======	======	======	======
Basic - pro forma	$ 0.41	$ 0.37	$ 1.16	$ 0.96
	======	======	======	======
Diluted - as reported	$ 0.45	$ 0.41	$ 1.27	$ 1.10
	======	======	======	======
Diluted - pro forma	$ 0.39	$ 0.35	$ 1.11	$ 0.93
	======	======	======	======

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first nine months of fiscal 2004 and 2003:

STOCK OPTION PLANS
Nine months ended May 31	2004	2003

Risk-free interest rate	2.57%	2.29%

Expected life	4.1 years	4.1 years

Expected volatility	50%	53%

Dividend yield	0.7%	0.6%

EMPLOYEE STOCK
PURCHASE PLAN
Nine months ended May 31,	2004	2003

Risk-free interest rate	1.01%	1.36%

Expected life	3 months	3 months

Expected volatility	27%	46%

Dividend yield	0.6%	0.6%

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

Forward-Looking Factors

Business Outlook
The following forward-looking statements reflect our expectations as of June 15, 2004. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2004 Expectations

o	Revenues are expected to range between $65.5 million and $67.0 million
o	Operating margins are expected to range between 34% and 35%, excluding $1.2 million in projected real estate relocation costs related to the consolidation of our current Greenwich and Stamford offices into a single facility in Norwalk, Connecticut.
o	The effective tax rate is expected to range between 36.5% and 37.0%

Full Year Fiscal 2004

o	Capital expenditures should total approximately $35.0 million.

Recent Developments
On June 29, 2004, we entered into a definitive agreement to acquire all the outstanding shares of the JCF Group of companies. JCF, based in Paris and London, is a privately-held provider of global broker estimates and other financial and macroeconomic data to institutional investors. The announcement followed the approval of the transaction by our Board of Directors. We will pay consideration of €50,000,000, of which €10,000,000 will be in the form of our common stock. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the two years following the closing of the transaction. The transaction is scheduled to close in September 2004.

Recent Market Trends
We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, Nasdaq Composite®, and MSCI European Index) have experienced significant volatility since March 2000. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of hostilities among various nations or continued military actions by the United States could undermine any potential continued economic recovery. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. A policy of persistent interest rate increases adopted by the Federal Reserve Bank and/or continued inflationary pressures could derail the current economic recovery and adversely affect the operations of our clients. In addition, changes to regulations regarding soft dollar payments and speculation regarding any such changes could have a negative impact on our operations.
               The fair market value of our investment portfolio at May 31, 2004 was $59.6 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

Taxes
In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. Audits by three tax authorities are currently ongoing. Although there is inherent uncertainty in the audit process, we have no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond current estimates.

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
               Future factors include, but are not limited to, our ability to hire and retain qualified personnel; the maintenance of our leading technological position; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases or products; our ability to conclude various strategic transactions; retention of key clients and their current service levels; increased competition in our industry; the successful resolution of ongoing and other probable audits by tax authorities; the continued employment of key personnel; and the absence of U.S. or foreign governmental regulation restricting international business.

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

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities: None

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None

Item 6.	Exhibits and Reports on Form 8-K:

(a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

(b) Reports on Form 8-K:

We filed or furnished one report on Form 8-K during the quarter ended May 31, 2004. Information regarding the item on which we reported is as follows:

Date Filed or Furnished	Item No.	Description
March 16, 2004	Items 7	On March 16, 2004, we announced our results for the
	and 12	three months ended February 29, 2004.*

* The furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	July 15, 2004	/s/ ERNEST S. WONG
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

Date: July 15, 2004
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

Date: July 15, 2004
/s/ Ernest S. Wong Ernest S. Wong Chief Financial Officer

EXHIBIT 32.1

FACTSET RESEARCH SYSTEMS INC.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Philip A. Hadley, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Philip A. Hadley
      Philip A. Hadley
      Chief Executive Officer
      July 15, 2004

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

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of FactSet Research Systems Inc. (the “Company”) on Form 10-Q for the period ending May 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ernest S. Wong, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ernest S. Wong
      Ernest S. Wong
      Chief Financial Officer
      July 15, 2004

        A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.