Form 10-Q/A
period 2004-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2004-09-27
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 2

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 29, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11869

FactSet Research Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-3362547
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

601 Merritt 7, Norwalk, Connecticut	06851-1092
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(203) 810-1000

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

FactSet Research Systems Inc.

Form 10–Q/A

Explanatory Note

        Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Fact Set Research Systems Inc. hereby amends its Form 10-Q for the fiscal quarter ended February 29, 2004, by amending and restating Item 6 in its entirety to note the confidential treatment request separately filed with the Securities and Exchange Commission for portions of Exhibit 10.10 thereto.

TABLE OF CONTENTS

Part II

ITEM 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

EXHIBIT
NUMBER	DESCRIPTION

10.2	Amendment to 364-Day Credit Agreement, dated March 25, 2004*
10.9	Stock Purchase and Amendment Agreement, dated January 21, 2004, between the Company and Howard E. Wille*
10.10	Lease dated December 17, 2003, between the Company and Merritt 7 Venture L.L.C.
(released from escrow on January 8, 2004)+
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
* Incorporated by reference to the Company’ quarterly report on Form 10-Q for the fiscal quarter ended February 29, 2004.
† Portions of this Exhibit have been omitted and separately filed with the Commission with a request for confidential treatment.

(b)	Reports on Form 8-K:

We filed or furnished one report on Form 8-K during the quarter ended February 29, 2004. Information regarding the item on which we reported is as follows:

Date Filed or Furnished	Item No.	Description
December 16, 2003	Items 7	On December 16, 2003, we announced our results for the
	and 12	three months ended November 30, 2003.*

* The furnished Form 8-K is not to be deemed filed or incorporated by reference into any filing.

EXHIBIT INDEX

EXHIBITS
10.10	Lease dated December 17, 2003, between the Company and Merritt 7 Venture L.L.C. †
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer

† Portions of this Exhibit have been omitted and separately filed with the Commission with a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date:	September 27, 2004	/s/ ERNEST S. WONG
––––––––––––––––––––––––––––––––
Ernest S. Wong,
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

EXHIBIT 31.1                                                                              CERTIFICATION

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

Date: September 27, 2004
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

Date: September 27, 2004
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
September 27, 2004

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
September 27, 2004

        A signed original of this written statement required by Section 906 has been provided to FactSet Research Systems Inc. and will be retained by FactSet Research Systems Inc. and furnished to the Securities and Exchange Commission or its staff upon request.