Form 10-K
period 2004-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2004-11-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2004

☐  Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to

Commission File Number: 1-11869

FACTSET RESEARCH SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3362547 (I.R.S. Employer Identification No.)

601 Merritt 7 Norwalk, Connecticut 06851

(Address of principal executive office, including zip code)

Registrant’s telephone number, including area code: (203) 810-1000

Securities registered pursuant to Section 12(b) of the Act: Common Stock

Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes  ☒     No  ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 27, 2004, as reported by the New York Stock Exchange on that date, was $758,717,225.

The number of shares outstanding of the registrant’s common stock, as of October 22, 2004, was 31,747,522.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated November 10, 2004, for the Fiscal 2004 Annual Meeting of Shareholders to be held on December 21, 2004, are incorporated by reference into Part III.

1	2004 ANNUAL REPORT

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2004

PART I

FACTSET RESEARCH SYSTEMS INC.	2

Part I

I TEM 1. BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) supplies financial intelligence to the global investment community. The Company combines more than 200 databases, including content regarding tens of thousands of companies from multiple stock markets, research firms, governments and other sources, into a single online platform of information and analytics. Clients have simultaneous access to content from all the sources, which they can combine and download into spreadsheets and analyze using FactSet or custom-built applications.

The Company aggregates third-party content from over 50 database suppliers. FactSet seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data, when possible. Third-party content contracts are generally renewable annually and may often be terminated on one year’s notice. A large number of the Company’s content suppliers are in direct competition with each other and in some cases, with FactSet. Third-party content fees are either billed directly to FactSet or its clients. Content fees billed to the Company are on a fixed or royalty (per client) cost basis.

In May 2004, FactSet acquired CallStreet, LLC (“CallStreet”). CallStreet is a provider of corporate conference call transcripts and event calendars to the investment community, a highly desirable content set for the Company’s clients. The product has been completely integrated into FactSet’s online system.

On September 1, 2004, FactSet closed its acquisition of the JCF Group of companies (“JCF”). JCF, headquartered in Paris, France, provides a global database of broker detail and consensus earnings estimates and other financial projections to the professional investment community. In Europe, JCF’s reputation for quality has been the major reason for that group’s emergence in recent years as a prominent player in the broker estimate space. JCF provides access to its proprietary content set via JCF Quant, a Microsoft® Windows-based application, as well as via electronic data feeds. The JCF database has been integrated into FactSet Directions, the Company’s online application, and has been made available to FactSet’s clients on a subscription basis. With the acquisition, FactSet has provided its clients with an additional option in this important content area, and will continue to invest in the Company’s collection efforts to provide a premium earnings estimate database in the industry.

The preliminary purchase price of the JCF acquisition is $65.2 million, which was paid in cash and the issuance of 257,067 common shares. As of September 1, 2004, JCF’s 368 clients (of which 39 were also FactSet clients), represented over 2,000 users and subscribed to services totaling $17.7 million. The vast majority of JCF’s business is generated in Europe, though its product scope is global. As of September 1, 2004, the combined FactSet and JCF subscriptions totaled approximately $290.6 million. The combined Company now has more than 1,000 employees. The JCF sales team, virtually all of which is in Europe, has been integrated with the existing FactSet European sales force.

FactSet has historically focused on integrating third-party content into our system. As the financial information industry has consolidated over the past several years, it has become increasingly evident that, strategically, FactSet must be in a position to control access to critical content to its clients. Toward that end, FactSet has evolved a multi-dimensional strategy to provide what it believes is the widest breadth and the best quality content to its clients. FactSet continues to pursue mutually beneficial partnerships with long-time third-party data providers; however, if necessary, FactSet is committed to acquiring or building content sets on its own. Since 2001, the Company has acquired four content providers – Lionshares, Mergerstat, CallStreet and JCF – and has fully integrated their data sets into its system, while at the same time continuing to invest in development of third-party data feeds across all content areas. The net effect of this strategy to date has been to increase the accessibility of these data sets to the financial industry and to improve the quality of the data for its clients.

The Company’s private wide area network provides clients with access to the Company’s data centers. FactSet’s wide area network provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframes. Clients pay an annual fee for the right to access the Company’s system through the private wide area network.

In February 2004, FactSet opened a new data center in Reston, Virginia. The Reston data center is located in a state-of-the-art facility with fully-redundant servers, storage, power supply and telecommunication links. The Company has built a reputation as one of the most highly dependable business partners in the industry.

3	2004 ANNUAL REPORT

A significant part of the Company’s strategy to maintain long-term client relations involves both consulting services and client training. Through the Company’s call center system and various client visits during the fiscal year, consulting and sales teams receive current information about client activities which enable them to provide better service. The Company strongly encourages its clients to take part in the training programs, conducted either at the client’s location or a FactSet office. FactSet’s training programs are designed to give clients a comprehensive understanding of the service. The training programs supplement the consulting services available around the clock through the Company’s Help Desk.

FactSet competes in the global financial information services industry, which includes both large and well-capitalized companies, as well as smaller, niche firms. International and domestic competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet system. Competitors and competitive products in the United States include online, CD-ROM, and Internet database suppliers and integrators and their applications, such as The Thomson Corporation, Bloomberg L.P., FAME, Barra Inc., Capital IQ Inc., and COMPUSTAT® (a set of products of Standard & Poors, a subsidiary of The McGraw-Hill Companies), and Reuters Group PLC. Datastream, owned by The Thomson Corporation, and RIMES are the Company’s primary international competitors. Many of these firms offer products or services which are similar to those sold by the Company.

FactSet’s Portfolio Analytics subscriptions increased to 385 clients, consisting of approximately 2,900 users, as of August 31, 2004. During the year, this product line made progress in all areas. SPAR, the Company’s portfolio return analysis tool, and FactSet’s portfolio risk application have now been established as industry leaders. These products have empowered the Company’s sales team to expand relationships with many existing clients by introducing the FactSet service to its clients’ performance and marketing groups. FactSet expanded the product to support fixed income instruments during fiscal 2003, and added several fixed income benchmark databases to the application during fiscal 2004. These enhancements are important, especially for the Company’s European clients for whom a larger percentage of assets under management are in fixed income instruments. During fiscal 2004, the Company also released a version of the Portfolio Analysis for plan sponsors.

Marquee™, the Company’s real-time quotes and news application, continued to gain traction during fiscal 2004. All new clients receive Marquee as part of the standard workstation feature-set, making the basic FactSet service ever more valuable. Client usage increased more than 100% during fiscal 2004, and the application is increasingly being viewed as a critical component of the FactSet experience. During fiscal 2004, FactSet released the first phase of international equity quotes, as the Company seeks to create a global quote and news product. Additionally, FactSet has added numerous newswires to the application, including FactSet-sourced CallStreet conference call transcripts and FactSet Flashwire, the Company’s merger and acquisition newswire derived from its Mergerstat database.

FactSet continued to invest in the development of investment banking applications and released numerous enhancements to our offerings during fiscal 2004. The Company began a beta release of IB Central, its new application focusing on the workflow of senior bankers and less numerically intensive users.

Also in fiscal 2004, the Data Warehousing group released Cornerstone 2.0, FactSet’s electronic data feed product. This product allows a client to specify an electronic data feed comprised of virtually any piece of data on the client’s FactSet service, to be delivered in the most convenient format at any frequency it wishes. The Company’s Internal Research Notes product is another enhancement that allows clients to post quick-hitting textual notes into FactSet’s Data Central application to be shared with their colleagues in a variety of channels throughout the FactSet online system, including within the news module of Marquee.

The number of employees of FactSet and its subsidiaries totaled 1,038 as of October 22, 2004. At August 31, 2004, the Company had 887 employees, compared to 793 at August 31, 2003.

The Company’s website address is www.factset.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through a link on the “Investor Relations” section of our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, the Company’s Code of Ethical Conduct for Financial Managers and Code of Business Conduct and Ethics are posted in the “Investor Relations” section of the Company’s website. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the Securities and Exchange Commission will be posted on the Company’s website. FactSet was incorporated in Delaware in 1984.

FACTSET RESEARCH SYSTEMS INC.	4

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Five-Year Summary of Selected Financial Data	pages 7
Management’s Discussion and Analysis of Financial Condition and Results of Operations	pages 8-16
Quantitative and Qualitative Disclosures about Market Risk	page 16
Note 1 to Consolidated Financial Statements entitled “Organization and Nature of Business”	page 23
Note 10 to Consolidated Financial Statements entitled “Net Capital”	page 31
Note 13 to Consolidated Financial Statements entitled “Segments”	page 34

ITEM 2. PROPERTIES

At August 31, 2004, the Company leased office space domestically in Norwalk, Connecticut; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At August 31, 2004, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

THOUSANDS	MINIMUM LEASE
YEARS ENDED AUGUST 31,	PAYMENTS

2005	$6,454
2006	6,840
2007	5,283
2008	5,232
2009	5,379
Thereafter	38,820

Total	$68,008

I TEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

5	2004 ANNUAL REPORT

Part II

I TEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the New York Stock Exchange under the symbol “FDS”. As of October 22, 2004, there were approximately 9,000 stockholders of record and the closing price of FactSet’s common stock was $48.20 per share as reported by the New York Stock Exchange.

On August 16, 2004, the Company announced a regular quarterly dividend of $0.07 per share. The cash dividend was paid on September 21, 2004, to common stockholders of record on August 31, 2004. Shares of common stock outstanding were as follows:

THOUSANDS YEARS ENDED AUGUST 31,	2004	2003	2002

Balance, beginning of year	33,660	33,788	33,356
Common stock issued for employee stock plans	581	629	601
Repurchase of common stock	(3,073)	(757)	(169)

Balance, end of year	31,168	33,660	33,788

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During fiscal 2004, the Company repurchased approximately 65,000 shares at an average cost of $37.59 per share. Since the inception of the stock repurchase program, FactSet has purchased approximately 772,000 shares at an average cost of $26.64 per share. The company did not repurchase any shares in the fourth quarter of fiscal 2004.

In January 2004, the Company purchased 2,000,000 shares of its common stock from one of its co-founders, Howard E. Wille, at a price per share of $34.58. In March 2004, the Company purchased an additional 1,000,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $38.12.

The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by the New York Stock Exchange:

	FIRST	SECOND	THIRD	FOURTH

2004
High	$53.09	$42.95	$45.30	$51.50
Low	39.50	34.97	36.52	40.10

2003
High	$31.25	$33.79	$38.56	$49.49
Low	22.02	24.28	24.35	36.40

FACTSET RESEARCH SYSTEMS INC.	6

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

THOUSANDS, EXCEPT PER SHARE DATA YEARS ENDED AUGUST 31,	2004		2003		2002		2001	2000

Revenues	$251,910		$222,295		$198,294		$167,555	$126,462
Income from operations	87,603	(1)	76,727		61,918	(4)	50,903	36,419	(6)
Income before income taxes	89,375	(1)	79,016		64,237	(4)	54,246	39,576	(6)
Net income	58,017	(2)	51,438	(3)	40,848	(5)	33,401	25,279	(7)
Diluted earnings per common share (8)	$1.72	(2)	$1.48	(3)	$1.17	(5)	$0.96	$0.74	(7)
Weighted average common shares (diluted) (8)	33,744		34,816		34,862		34,762	34,390
Cash dividends declared per common share	$0.26		$0.22		$0.18		$0.14	$0.12
Total assets	229,927		256,159		216,163		170,472	133,634
Total stockholders’ equity	$164,546		$212,229		$176,966		$138,262	$103,002
(1)	Includes a corporate headquarters relocation charge of $837. See the Selling, General & Administrative section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(2)	Includes a corporate headquarters relocation charge of $837 (pretax) and an income tax benefit of $1,500. See the Selling, General & Administrative section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation and Note 9 to the Consolidated Financial Statements.
(3)	Includes an income tax benefit of $1,274.
(4)	Includes a data center relocation charge of $904.
(5)	Includes a data center relocation charge of $904 (pretax) and an income tax benefit of $893.
(6)	Includes a retirement bonus of $2,750.
(7)	Includes a retirement bonus of $1,700 (after taxes) and an income tax benefit of $1,100.
(8)	Diluted earnings per common share and weighted average number of common shares outstanding give retroactive effect to the 2-for-1 stock split that occurred on February 4, 2000.

7	2004 ANNUAL REPORT

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW.  FactSet supplies global economic and financial data and analytics to the global investment community, including analysts, investment banks, and other investment professionals. The FactSet service integrates and aggregates more than 200 databases from multiple sources, both proprietary and sourced through third-party vendors, into a single source of information, accessible online through a private wide area network. Clients may download, screen, manipulate and analyze data in a variety of formats, including custom-designed reports in a secure and reliable environment. A large part of our service also entails on-site training client and technical support.

Fiscal 2004 was an active year. In February 2004, the Company opened a new data center in Reston, Virginia. In May 2004, The Company acquired CallStreet, LLC, a provider of a provider of management conference call transcripts, for $6.5 million in cash. The CallStreet data has been fully integrated into the FactSet service. In August 2004, the corporate headquarters relocated to Norwalk, CT, consolidating all Connecticut employees in one office. The Company also took advantage of the opportunity to purchase a total of 3,000,000 shares of common stock from its co-founders, Howard E. Wille and Charles J. Snyder, for approximately $107 million in the aggregate.

In addition, on September 1, 2004, FactSet acquired the JCF Group of companies, which provides a global database of broker detail and consensus earnings estimates and other financial projections to the professional investment community. That acquisition’s preliminary purchase price is $65.2 million, of which $11.4 million was in the form of FactSet common stock.

Over the past fiscal year, FactSet has experienced growth and expansion in all its functional areas. We continually enhance our applications and have made strides with the release of new applications, including Cornerstone 2.0 and IB Central. We have also enhanced Marquee, our real time news and quote product. In fiscal 2004, subscriptions (which we discuss in more detail below) rose 16% to $272.9 million at August 31, 2004. We also experienced an increase in the number of net clients and passwords.

The Company’s employees and functional areas are grouped into a few main areas: sales and consulting, engineering and administrative. In recent years, and consistent with changes in strategy, FactSet has also added a data collection group.

RESULTS OF OPERATIONS

Revenues

THOUSANDS YEARS ENDED AUGUST 31,	2004	2003	2002

Domestic	$200,944	$178,139	$158,929
Percentage of revenues	79.8%	80.1%	80.1%
International	50,966	44,156	39,365
Percentage of revenues	20.2%	19.9%	19.9%
Consolidated	$251,910	$222,295	$198,294

FACTSET RESEARCH SYSTEMS INC.	8

REVENUES.  Fiscal 2004 revenues increased 13.3% to $251.9 million from $222.3 million a year ago. During fiscal 2003, revenues advanced 12.1% from $198.3 million in 2002. Continued demand for our value-added applications and databases by our existing clients as well as year-over-year new client additions and further penetration into overseas markets were the main catalysts of revenue growth in both periods. Sales of databases and applications comprise approximately half of our revenue. Our base fee and subscriptions for incremental passwords account for the remainder of our revenue.

Revenues from international operations totaled $51.0 million in 2004, up 15.4% from the prior year. Revenues generated by our European and Asia Pacific sales operations increased 15.1% and 16.4%, respectively. International revenues rose 12.2% to $44.2 million in fiscal 2003, as European revenues grew 14.1% and Asia Pacific revenues advanced 6.2%. In fiscal 2004, international revenues comprised 20.2% of consolidated revenues. Overseas revenues accounted for 19.9% of total revenues in fiscal 2003. Greater than 95% of our total revenues are remitted to us in U.S. dollars. Net monetary assets maintained by our international branch offices were not material and foreign currency fluctuations did not have a material effect on the results of our operations.

SUBSCRIPTIONS.  “Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all services currently being supplied to our clients. Typically, our clients enjoy the freedom and flexibility to add to, delete portions of, or terminate service at any time. Subscriptions at the end of fiscal 2004 were $272.9 million, up 16.1% from the prior year total of $235.0 million. Subscriptions grew 11.1% in 2003 from $211.5 million at the conclusion of fiscal 2002. The average annual subscription per client was $258,000 at the end of 2004 compared to $242,000 and $232,000 at the close of fiscal years 2003 and 2002, respectively.

The primary drivers of subscription growth in fiscal years 2004 and 2003 were the addition of net new clients, incremental subscriptions to our services by existing clients, and the expiration of price discounts previously granted to clients. At the end of fiscal 2004, we had 385 clients, representing nearly 2,900 users, who subscribed to Portfolio Analytics, up from approximately 345 clients and 2,500 users at the conclusion of fiscal 2003. Fiscal 2004 subscriptions grew nearly $2.0 million due to the acquisition of CallStreet, LLC (“CallStreet”) on May 7, 2004. The acquisition of the entire ownership interest in FactSet Mergerstat, LLC (“Mergerstat”) on January 23, 2003, increased fiscal 2003 subscriptions by approximately $2.0 million. Approximately three quarters of our subscriptions were derived from our investment management clients and the remaining subscriptions from our investment banking clients. No individual client accounted for more than 5% of total subscriptions and subscriptions from our ten largest clients did not exceed 25% of total client subscriptions.

CLIENTS.  We had 1,059 clients at the end of fiscal 2004 resulting from the net addition of 89 clients during the year. Fiscal 2003 saw the addition of 58 net new clients. During each of the three most recent fiscal years, our client retention rate exceeded 95%.

PASSWORDS.  We use password count as a measure of the number of users of our services and products. During fiscal 2004, password count expanded by 1,900 to 21,100 from 19,200 at the close of fiscal 2003. In 2004, our clients, particularly those in the investment banking industry, increased hiring due to an improved market environment. In 2003, our password count declined by 2,800 from 22,000 at the end of fiscal 2002 primarily as a result of large-scale personnel reductions among our investment banking clients.

OPERATING EXPENSES AND NET INCOME

THOUSANDS, EXCEPT PER SHARE DATA YEARS ENDED AUGUST 31,	2004	2003	2002

Operating Expenses
Cost of services	$74,191	$66,286	$60,388
Selling, general and administrative	90,116	79,282	75,084
Data center relocation charge	—	—	904

Total operating expenses	$164,307	$145,568	$136,376
Income from operations	$87,603	$76,727	$61,918
Net income	58,017	51,438	40,848
Diluted earnings per common share	$1.72	$1.48	$1.17

9	2004 ANNUAL REPORT

COST OF SERVICES.  Cost of services increased 11.9% in fiscal 2004 to $74.2 million. Cost of services grew 9.8% to $66.3 million in fiscal 2003 from $60.4 million in fiscal 2002. The main components of the increase in 2004 were higher costs related to employee compensation and benefits, data costs and client-related communication expenses, partially offset by a decrease in depreciation on computer-related equipment. Incremental growth in cost of services in 2003 resulted from greater levels of employee compensation and benefits, data costs and client-related communication costs.

Employee compensation and benefits associated with the software engineering and consulting departments grew $6.4 million in 2004 and $3.3 million in 2003. The increases in both years were caused by employee additions and growth in merit increases within these two groups. Data costs rose $3.2 million in fiscal 2004 and $1.4 million in fiscal 2003. The rise in 2004 resulted from expanded database selections offered to our clients, higher database fees due to a greater number of client users and our acquisition of CallStreet during the third quarter. In 2003, our data costs expanded because of higher database costs due to a greater number of client users and augmented database offerings made available to our clients. Client-related communication costs increased $0.8 million in both 2004 and 2003. Incremental costs incurred to execute the roll-out of Marquee, our application featuring a streaming display of news, quotes and broker research, to our clients was the main factor in the increase for both years. Depreciation on computer-related equipment decreased $2.5 million in 2004 and remained nearly flat in 2003 relative to 2002. During the first quarter of fiscal 2004, we implemented an upgrade of our mainframe computers located in both of our data centers. The acquisition cost of our new Hewlett-Packard Marvel mainframe computers was significantly less than the acquisition cost of the replaced mainframes which were originally placed in service in fiscal 2001. The lower depreciable cost bases of these mainframes were largely responsible for the decrease in computer-related depreciation costs in fiscal 2004.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A).  SG&A grew 13.7% to $90.1 million during fiscal 2004 and 5.6% to $79.3 million in fiscal 2003. Increased levels of employee compensation and benefits, travel expenses, rent and amortization of leasehold improvements and professional fees were the primary reasons for the growth in 2004. The increase in 2003 was mainly due to higher costs associated with employee compensation and benefits, partially offset by lower professional fees and other expenses.

Employee compensation and benefits rose $5.1 million in 2004 and $5.2 million in 2003. Additions to employee headcount and merit increases in compensation were largely responsible for the increases in both years. Increased travel by our sales personnel to service our expanding client base produced the $1.3 million increase in travel expenses in fiscal 2004, while travel costs remained relatively flat during 2003. Rent expense and amortization of leasehold improvements increased $1.5 million in fiscal 2004. Our data center opening in Virginia and an office expansion in New York were the main factors contributing to this growth. During 2003, we extended the lease terms for our Greenwich facility and one of our Stamford office facilities for an additional year at a higher rental rate in order to synchronize the expiration of the leases related to our three Connecticut offices with the move to our new Norwalk headquarters facility. As part of our relocation and consolidation of our Connecticut offices, we incurred a charge of $837,000 in the fourth quarter of fiscal 2004. Each of our leases related to our three former Connecticut offices expired on September 30, 2004. As a result of our abandonment of these facilities in August 2004, we incurred an accelerated rent expense of $305,000 in fiscal 2004 which would have been recorded in fiscal 2005 had we occupied those facilities until their respective leases expired. We incurred an additional $362,000 in accelerated depreciation in 2004 related to furniture and fixtures and leasehold improvements utilized at our three former office facilities as these assets did not become part of our consolidated Norwalk office facility. In addition, we incurred a moving charge of $120,000 to consummate the move to our single office in Norwalk. These three charges totaling $787,000 were part of the $837,000 charge incurred in the fourth quarter of fiscal 2004. Rent expense and amortization of leasehold improvements remained flat in 2003 compared to 2002. Professional fees and other expenses grew $1.9 million in fiscal 2004 due to higher legal, tax planning and other consulting fees. Professional fees and other expenses declined $1.6 million in 2003 as a result of lower consulting fees incurred and decreased expenses for taxes other than income taxes.

INCOME FROM OPERATIONS, OPERATING MARGIN AND EFFECTIVE TAX RATE.  Operating income increased 14.2% to $87.6 million in 2004 from $76.7 million in 2003. Income from operations rose 23.9% in fiscal 2003 from $61.9 million in fiscal 2002.

Our operating margins in fiscal years 2004 and 2003 were 34.8% and 34.5%, respectively. Operating margin in 2002 was 31.2%. Operating margin expanded in 2004 largely as a result of decreases in depreciation on computer-related equipment, amortization of leasehold improvements and computer repair and maintenance as a percentage of revenues. These decreases were partially offset by increases in data costs and professional fees as a percentage of revenues as well as the non-recurring relocation charge of $837,000 incurred in 2004 related to our new Norwalk, Connecticut headquarters. The improvement in the 2003 operating margin was attributed to declines in depreciation on computer-

FACTSET RESEARCH SYSTEMS INC.	10

related equipment, professional fees and other expenses and rent expense and amortization of leasehold improvements as a percentage of revenues. We further incurred $904,000 in expense related to the relocation of one our data centers from New York City to Manchester, New Hampshire during fiscal 2002, which reduced that year’s operating margin.

Our effective tax rate for fiscal 2004 was 35.1% which included the effect of a $1.5 million income tax benefit related to the settlement of prior year tax returns for certain state credits, additional state and federal tax planning and certain changes in estimates. Including the impact of a $1.3 million income tax benefit associated with additional federal income tax planning and certain changes in estimates related to income taxes payable for fiscal years prior to 2003, our fiscal 2003 effective tax rate was 34.9%. The effective tax rate was 36.4% in fiscal 2002 after factoring in an income tax benefit of $893,000 largely resulting from adjustments to prior years’ federal and state tax returns attributable to a favorable state income tax ruling. Excluding the respective tax benefits in all three fiscal years presented, the effective tax rates were: 36.8% in fiscal 2004; 36.5% in fiscal 2003; and 37.8% in fiscal 2002.

The American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004 were both enacted in October 2004. These bills contain provisions which could potentially impact our effective tax rate. These items include the extension of the Research and Development Credit through December 2005, the repeal of the Extraterritorial Income Exclusion and the enactment of a Domestic Manufacturing deduction. We are continuing to evaluate the effect on the Company’s effective tax rate for the quarter ended November 30, 2004 and the year ended August 31, 2005.

NET INCOME AND EARNINGS PER SHARE.  Net income grew 12.8% to $58.0 million and diluted earnings per share, benefiting from share repurchases, advanced 16.2% to $1.72 in fiscal 2004. Fiscal 2003 net income increased 25.9% to $51.4 million and diluted earnings per share rose 26.5% to $1.48. In fiscal 2002, net income experienced growth of 22.3% to $40.8 million and diluted earnings per share increased 21.9% to $1.17.

Liquidity and Capital Resources

Our operating activities generated yearly cash flow of $76.4 million, $74.7 million and $66.7 million in fiscal years 2004, 2003 and 2002, respectively. In 2004, cash flows from operating activities increased $1.7 million as a result of a larger amount of net income as adjusted for non-cash related items and increases in accounts payable and accrued expenses and taxes payable, partially offset by growth in accounts receivable and other working capital assets. As a result, our days’ sales outstanding rose from 61 days at the end of fiscal 2003 to 63 days at the close of fiscal 2004. The improvement in operating cash flow in fiscal 2003 was due to growth in net income as adjusted for non-cash related items, increases in accounts payable, accrued compensation and taxes payable partially offset by increased accounts receivable and declining deferred fees.

Fiscal 2004 capital expenditures totaled $37.8 million. Of those expenditures, $26.9 million related to leasehold improvements and the acquisition of furniture and fixtures for the expansion of our domestic office facilities, primarily relating to our new headquarters facility in Norwalk, Connecticut. The remaining $10.9 million was expended in 2004 largely related to the acquisition of computer-related assets mainly for our two data centers. We executed our mainframe computer upgrade by placing into service five Hewlett-Packard Marvel mainframe computers during the first quarter of fiscal 2004, for a total of eight installed at our two data centers.

In January 2004, we purchased 2,000,000 shares of our common stock from one of our co-founders, Howard E. Wille, at a price per share of $34.58. We purchased an additional 1,000,000 shares of our common stock in March 2004, from another co-founder, Charles J. Snyder, at a price per share of $38.12. The total cash expended for the two common stock purchases from our co-founders was $107.3 million.

Cash, cash equivalents and investments totaled $98.1 million and comprised 42.7% of total assets at August 31, 2004. All our operating and capital expenditure needs were financed completely by cash flows generated by our operations. We currently have no outstanding indebtedness, other than letters of credit issued in the ordinary course of business, as discussed below.

In fiscal 2004, we renewed our 364-day revolving credit facility and continued to maintain our existing three-year credit facility. Both credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing March 2005 and November 2004. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued in the ordinary course of business. We have no present plans to draw any portion of the remaining available credit of approximately $21.5 million. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

11	2004 ANNUAL REPORT

BUSINESS COMBINATIONS.  On May 7, 2004, we acquired all the ownership interests of CallStreet, for $6.5 million in cash. CallStreet is a provider of corporate conference call transcripts and event calendars to the investment community, a highly desirable content set for our clients. This acquisition is consistent with our strategy of controlling access to critical content used by our clients. This factor contributed to a purchase price in excess of fair value of the CallStreet net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is two years. Goodwill is not deductible for income tax purposes. A summary of the CallStreet purchase price allocation consists of the following:

THOUSANDS	May 7, 2004

Tangible assets	$107
Acquired technology and other intangible assets	1,816
Goodwill	6,260

8,183
Other liabilities assumed	(1,705)

Net cash paid	$6,478

The operating results of CallStreet are included in our financial statements from the date of acquisition. Pro forma statements of income have not been presented because the effect of this acquisition was not material to our consolidated financial results.

Share Repurchases

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of our common stock. The program established no set minimum number of shares for repurchase. During fiscal 2004, we repurchased 65,000 shares at an average cost of $37.59 per share under this program. Since the inception of the stock repurchase program, we have repurchased approximately 772,000 shares at an average cost of $26.64 per share under this program.

In January 2004, we purchased 2,000,000 shares of our common stock from one of our two co-founders, Howard E. Wille, at a price per share of $34.58. In March 2004, we purchased an additional 1,000,000 shares of our common stock from our other co-founder, Charles J. Snyder, at a price per share of $38.12. The Board of Directors approved both purchases of common stock from our co-founders prior to the execution of those purchases. The total cash expended for the two common stock purchases from our co-founders was $107.3 million.

SUBSEQUENT EVENT.  On September 1, 2004, we acquired all the outstanding shares of the JCF Group (“JCF”) of companies. JCF, based in Paris and London, was a provider of global broker estimates and other financial and macroeconomic data to institutional investors. JCF provides access to its proprietary content set via JCF Quant, a Microsoft® Windows-based application, as well as via electronic data feeds. The acquisition enables us to provide our clients with an additional option in this important estimates content area. The preliminary purchase price of the JCF acquisition is $65.2 million, which was paid in cash and the issuance of 257,067 common shares. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the two years following the closing of the transaction.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as continued growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here.

FACTSET RESEARCH SYSTEMS INC.	12

The following table summarizes our significant contractual obligations as of August 31, 2004, and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods. Amounts in this table exclude amounts already recorded on our Consolidated Statement of Financial Condition at August 31, 2004:

	Payments due by period
	2005	2006-2008	2009-2011	2012 and thereafter	Total

(IN THOUSANDS)
Long-term debt	$—	$—	$—	$—	$—
Capital Purchase Obligations (1)	3,706	310	—	—	4,016
Operating leases	6,454	17,355	16,028	28,171	68,008
Purchase obligations (2)	8,079	4,520	—	—	12,599
Business Purchase Obligations (3)	62,532	—	—	—	62,532
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$80,771	$22,185	$16,028	$28,171	$147,155

(1)	Capital purchase obligations represent contractual obligations for construction or acquisitions of fixed assets. These obligations are not recorded as liabilities on our Consolidated Statement of Financial Condition as we have not yet received the related goods or taken title to the property.
(2)	Purchase obligations represents payments due in future periods in respect of commitments to purchase goods and services such as telecommunication and computer maintenance services as well as commitments to our various data vendors.
(3)	Business acquisition obligations represent our contractual obligation to consummate the acquisition of the JCF group of companies in September 2004. This amount represents the cash and common stock to be paid by us to effectuate the acquisition. This amount excludes professional fees and other expenses incurred to complete the acquisition.

Purchase orders do not necessarily reflect a binding commitment but are merely indicative of authorizations to purchase rather than amounts for which we are contractually obligated to make corresponding disbursements. For the purpose of this tabular disclosure, purchase obligations for goods and services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. It is expected that all the contractual obligations noted in the table will be funded from existing cash and cash flows from operations.

Any contractual obligations contingent upon the achievement of certain milestones are excluded from the table above. Specifically related to the JCF transaction, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the two years following the closing of the transaction. As of August 31, 2006, additional required payments of €5,000,000 will be made, provided that all targets are achieved or exceeded.

Expected timing pertaining to the contractual obligations included in the table above has been estimated based on information currently available. The amounts paid and timing of those payments may differ based on when the goods and services provided by our vendors to whom we are contractually obligated are actually received as well as due to changes to agreed upon amounts for any of our obligations. Contingent contractual obligation amounts are dependent on the targets being achieved and can vary significantly.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of August 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS.  In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. The adoption of SAB 104 did not have a material impact on our consolidated results of operations or financial position. SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

13	2004 ANNUAL REPORT

Critical Accounting Policies

In December of 2001, the SEC issued FR 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and in January of 2002, the SEC issued FR 61, Commission Statement about Management’s Discussion and Analysis of Financial Condition and Results of Operations. We are making certain incremental disclosures in our critical accounting policies below pursuant to these changes. We do not engage in off-balance sheet financing activities other than operating leases, nor do we make use of derivatives transactions or engage in significant related-party transactions (other than the stock purchases from our founders, noted above). Lease commitments and credit lines are disclosed in the quarterly reports on Form 10-Q and annual report on Form 10-K for each fiscal year. Moreover, we have determined that the following represent our critical accounting policies.

Revenue Recognition

We apply SAB 104 to our business arrangements for revenue recognition. Our company does not license, sell, lease or market computer software. Clients are invoiced monthly, in arrears, to reflect the actual services rendered to them. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of workstations deployed for such month. A provision is made to allow for billing adjustments as a result of cancellation of service or reduction in the number of workstations. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable.

We recognize revenue when all the following criteria are met:

•	The client subscribes to our research services,
•	our service has been rendered and earned during the month,
•	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and
•	collectibility is reasonably assured.

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

Under the guidance in SAB 104, our subscriptions represent a single earnings process. Collection of subscription revenues through FactSet Data Systems, Inc.’s (“FDS”) external clearing brokers does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees.

Receivable Reserves

Our client base has generally been of a high quality and, as such, we have not historically experienced high credit-related write-offs. Aged client receivables are analyzed each month and our collection efforts are directed accordingly. We take historical company information, industry trends and general market conditions into account in estimating reserves, and apply a percentage to the month-end client receivable balance. Additionally, we also include amounts relating to the estimated cancellations and billing adjustments we discussed above in our receivable reserves. Actual cancellations and billing adjustments could differ from those estimated amounts and could have an impact on the financial statements of higher or lower expense.

Valuation of Goodwill

In September 2001, we adopted SFAS 142, which requires that a goodwill impairment test be completed during the first six months of the year the standard is adopted. SFAS 142 further requires a separate annual goodwill impairment test to be performed each year along with additional goodwill impairment tests on an event-driven basis. We performed our goodwill impairment test during the quarter ended February 28, 2002, and noted that goodwill had not been impaired. We performed an annual goodwill impairment test during the fourth quarter of fiscal years 2004, 2003 and 2002 and determined that there had been no impairment. On an ongoing basis, we will evaluate the acquired businesses and

FACTSET RESEARCH SYSTEMS INC.	14

related assets for indications of potential impairment. We may base our judgment regarding the existence of impairment indicators on market conditions, legal and technological factors and the operational performance of the Company. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired, which could result in an impairment loss in the Statement of Income and a write-down of the related asset.

Long-lived Assets

We depreciate computers and related equipment on a straight-line basis over estimated useful lives of three years or less. Furniture and fixtures are depreciated over estimated useful lives of five to seven years using a double declining balance method. We amortize leasehold improvements on a straight-line basis over the shorter of the related lease terms or the estimated useful lives of the improvements. The potential impairment of our fixed assets is evaluated whenever changes in circumstances or events indicate that the carrying value of the fixed assets may not be recoverable. Factors that may cause an impairment review of fixed assets include, but are not limited to, the following:

•	significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful; and
•	significant changes in the way we use these assets in our operations.

After we acquired Innovative Systems Techniques, Inc. (“Insyte”), LionShares, Mergerstat and CallStreet, we recorded assets for intangible assets on our Consolidated Statements of Financial Condition. We review intangibles for evidence of impairment whenever changes in circumstances or events indicate that the carrying value of the intangible assets may not be recoverable.

Intangible assets consist of acquired technology and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, and CallStreet businesses and are amortized on a straight-line basis using estimated useful lives ranging between two and ten years.

Accounting for Income Taxes

We estimate our income taxes in each of the jurisdictions in which we operate. Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. As a result of this process, we recognize deferred tax assets and liabilities, which are recorded in the Consolidated Statements of Financial Condition. A valuation allowance is established to the extent that it is considered more likely than not that some portion or all the deferred tax assets will not be realized. To the extent a valuation allowance is established or adjusted in a period, we include this amount in the Consolidated Statement of Income as an expense or benefit within the provision for income taxes.

Accrued Liabilities

In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued liabilities. Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of our employee incentive compensation programs are discretionary. A final review of departmental performance is conducted each year end, with senior management and the Board of Directors determining the ultimate amount of discretionary bonus pools. We also review compensation throughout the year to determine how overall performance tracks against managers’ expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. Because final reviews are not normally completed until after the year-end closing cycle, it is possible that actual amounts ultimately approved could differ from amounts previously accrued based upon information available prior to the final reviews. As such, the difference, if any, will be recorded in the period in which the estimate is changed and would result in higher or lower expense.

Forward-Looking Factors

Dividend Payment

On August 16, 2004, we announced a regular quarterly dividend of $0.07 per share. The cash dividend was paid on September 21, 2004, to common stockholders of record on August 31, 2004.

15	2004 ANNUAL REPORT

Income Taxes

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. Audits by two tax authorities are presently ongoing. Although there is inherent uncertainty in the audit process, we have no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond current estimates.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, Nasdaq Composite®, and MSCI European Index) have experienced significant volatility since March 2000. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of terrorist activities or rising energy prices could undermine any potential continued economic recovery. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. A policy of persistent interest rate increases adopted by the Federal Reserve Bank and/or continued inflationary pressures could derail the current economic recovery and adversely affect the operations of our clients. In addition, changes to regulations regarding soft dollar payments could have a negative impact on our operations.

The fair market value of our investment portfolio at August 31, 2004 was $19.5 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

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

Future factors include, but are not limited to, our ability to hire and retain qualified personnel; the maintenance of our leading technological position; our ability to integrate acquisitions; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases or products; our ability to conclude various strategic transactions; retention of key clients and their current service levels; increased competition in our industry; the successful resolution of ongoing and other probable audits by tax authorities; the continued employment of key personnel; and the absence of U.S. or foreign governmental regulation restricting international business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – “Forward-Looking Factors” entitled “Market Sensitivities” and “Forward-Looking Statements”, which are incorporated herein by reference.

FACTSET RESEARCH SYSTEMS INC.	16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Stamford, Connecticut

September 20, 2004

17	2004 ANNUAL REPORT

Consolidated Statements of Income

THOUSANDS, EXCEPT PER SHARE DATA

YEARS ENDED AUGUST 31,	2004	2003	2002

Revenues	$251,910	$222,295	$198,294

Cost of services	74,191	66,286	60,388
Selling, general and administrative	90,116	79,282	75,084
Data center relocation charge	—	—	904

Total operating expenses	164,307	145,568	136,376

Income from operations	87,603	76,727	61,918
Other income	1,772	2,289	2,319

Income before income taxes	89,375	79,016	64,237
Provision for income taxes	31,358	27,578	23,389

Net income	$58,017	$51,438	$40,848

Basic earnings per common share	$1.80	$1.53	$1.21
Diluted earnings per common share	$1.72	$1.48	$1.17
Weighted average common shares (Basic)	32,272	33,637	33,642
Weighted average common shares (Diluted)	33,744	34,816	34,862

The accompanying notes are an integral part of these consolidated financial statements.

FACTSET RESEARCH SYSTEMS INC.	18

Consolidated Statements of Financial Condition

THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

Assets
AT AUGUST 31,	2004	2003

Current Assets
Cash and cash equivalents	$78,580	$51,126
Investments	19,524	118,136
Receivables from clients and clearing brokers, net of reserves of $1,105 in 2004 and $1,775 in 2003	45,935	35,704
Deferred taxes	5,875	5,493
Other current assets	4,834	1,888

Total current assets	154,748	212,347

Long-Term Assets
Property, equipment, and leasehold improvements, at cost	102,311	104,768
Less accumulated depreciation and amortization	(58,402)	(85,421)

Property, equipment, and leasehold improvements, net	43,909	19,347

Goodwill	19,937	13,677
Intangible assets, net	5,944	5,195
Deferred taxes	3,098	3,467
Other assets	2,291	2,126

Total Assets	$229,927	$256,159

19	2004 ANNUAL REPORT

Consolidated Statements of Financial Condition THOUSANDS, EXCEPT SHARE AND PER SHARE DATA Liabilities and Stockholder’s Equity
AT AUGUST 31,	2004	2003

Current Liabilities
Accounts payable and accrued expenses	$21,123	$13,793
Accrued compensation	17,328	15,228
Deferred fees	9,530	9,876
Dividends payable	2,182	2,020
Taxes payable	7,624	2,457

Total current liabilities	57,787	43,374
Deferred rent and other non-current liabilities	7,594	556

Total liabilities	65,381	43,930

Commitments and contingencies (See Notes 11 and 14)
Stockholders’ Equity
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 35,436,081 and 34,855,799 shares issued; 31,167,871 and 33,660,219 shares outstanding at August 31, 2004 and 2003, respectively	352	346
Capital in excess of par value	60,420	47,413
Treasury stock, at cost: 4,268,210 and 1,195,580 shares at August 31, 2004 and 2003, respectively	(139,504)	(28,991)
Retained earnings	243,324	193,611
Accumulated other comprehensive loss	(46)	(150)

Total stockholders’ equity	164,546	212,229

Total Liabilities and Stockholders’ Equity	$229,927	$256,159

The accompanying notes are an integral part of these consolidated financial statements.

FACTSET RESEARCH SYSTEMS INC.	20

Consolidated Statements of Changes in Stockholders’ Equity

THOUSANDS

YEARS ENDED AUGUST 31,	2004	2003	2002

Common Stock
Balance, beginning of year	$346	$340	$334
Common stock issued for employee stock plans (See Note 12)	6	6	6

Balance, end of year	352	346	340

Capital in Excess of Par Value
Balance, beginning of year	47,413	33,803	25,832
Common stock issued for employee stock plans	11,690	11,498	6,312
Income tax benefits from stock option exercises	1,317	2,112	1,659

Balance, end of year	60,420	47,413	33,803

Treasury Stock
Balance, beginning of year	(28,991)	(6,880)	(2,816)
Repurchase of common stock (See Notes 3 and 12)	(110,513)	(22,111)	(4,064)

Balance, end of year	(139,504)	(28,991)	(6,880)

Retained Earnings
Balance, beginning of year	193,611	149,561	114,774
Net income	58,017	51,438	40,848
Dividends	(8,304)	(7,388)	(6,061)

Balance, end of year	243,324	193,611	149,561

Accumulated Other Comprehensive (Loss) Income
Balance, beginning of year	(150)	142	138
Changes in unrealized (loss) gain on investments, net of income taxes	104	(292)	4

Balance, end of year	(46)	(150)	142

Total Stockholders’ Equity
Balance, beginning of year	212,229	176,966	138,262
Common stock issued for employee stock plans	11,696	11,504	6,318
Repurchase of common stock	(110,513)	(22,111)	(4,064)
Changes in unrealized gain (loss) on investments, net of income taxes	104	(292)	4
Income tax benefits from stock option exercises	1,317	2,112	1,659
Net income	58,017	51,438	40,848
Dividends	(8,304)	(7,388)	(6,061)

Balance, end of year	$164,546	$212,229	$176,966

Comprehensive Income
Net income	$58,017	$51,438	$40,848
Changes in unrealized gain (loss) on investments, net of income taxes	104	(292)	4

Comprehensive Income	$58,121	$51,146	$40,852

The accompanying notes are an integral part of these consolidated financial statements.

21	2004 ANNUAL REPORT

Consolidated Statements of Cash Flow

THOUSANDS

YEARS ENDED AUGUST 31,	2004	2003	2002

Cash Flows from Operating Activities
Net income	$58,017	$51,438	$40,848
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,658	17,541	18,276
Deferred tax (benefit) expense	(693)	1,458	(2,070)
Gain on sale of equipment	(316)	(80)	—
Accrued ESOP contribution	2,240	2,450	2,160

Net income adjusted for non-cash items	73,906	72,807	59,214
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing brokers, net	(10,163)	(3,786)	(696)
Accounts payable and accrued expenses	6,708	2,366	5,244
Accrued compensation	2,292	1,348	2,390
Deferred fees	(1,127)	(1,089)	1,631
Taxes payable	5,167	934	(2,924)
Other working capital accounts, net	(1,730)	19	177
Income tax benefits from stock option exercises	1,317	2,112	1,659

Net cash provided by operating activities	76,370	74,711	66,695

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(6,478)	(7,702)	100
Proceeds from sales (purchases) of investments	98,716	(32,411)	(45,291)
Landlord contributions to leasehold improvements	6,092	—	—
Purchases of property, equipment and leasehold improvements	(37,838)	(8,457)	(10,021)

Net cash provided by (used in) investing activities	60,492	(48,570)	(55,212)

Cash Flows from Financing Activities
Dividend payments	(7,736)	(6,673)	(5,377)
Repurchase of common stock	(110,513)	(22,111)	(4,064)
Proceeds from employee stock plans	8,841	8,950	4,194

Net cash used in financing activities	(109,408)	(19,834)	(5,247)

Net increase in cash and cash equivalents	27,454	6,307	6,236
Cash and cash equivalents at beginning of year	51,126	44,819	38,583

Cash and cash equivalents at end of year	$78,580	$51,126	$44,819

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for income taxes	$27,884	$22,774	$28,087

Supplemental Disclosure of Non-Cash Transactions

Dividends declared, not paid	$2,182	$2,020	$1,689

The accompanying notes are an integral part of these consolidated financial statements.

FACTSET RESEARCH SYSTEMS INC.	22

Notes to Consolidated Financial Statements

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

FactSet Limited, FactSet France, Inc., FactSet GmbH, FactSet Pacific, Inc., LionShares Europe S.A.S., Innovative Systems Techniques, Inc. (“Insyte”), FactSet Mergerstat, LLC (“Mergerstat”) and CallStreet, LLC (“CallStreet”) are wholly owned subsidiaries of the Company, with operations in London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France), New York, Boston and Santa Monica, California. The Company dissolved eLumient.com, Insyte’s wholly owned, inactive subsidiary, on December 23, 2002.

2. ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

FINANCIAL STATEMENT PRESENTATION.  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

USE OF ESTIMATES.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, depreciable lives of fixed assets, accrued liabilities, accrued compensation, receivable reserves and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

REVENUE RECOGNITION.  FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Clients are invoiced monthly, in arrears, to reflect the actual services rendered to them. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of workstations deployed for such month. A provision is made to allow for billing adjustments as a result of cancellation of service or reduction in number of workstations. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

•	The client subscribes to FactSet’s research services,
•	the FactSet service has been rendered and earned during the month,
•	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and
•	collectibility is reasonably assured.

Under the guidance in SAB 104, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing brokers does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees.

23	2004 ANNUAL REPORT

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. As of August 31, 2004, the amount of receivables from clients and clearing brokers, net that was unbilled totaled $23.9 million. Since the Company invoices its clients monthly in arrears, the $23.9 million unbilled as of August 31, 2004 was billed at the beginning of September 2004. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical company information, industry trends and general market conditions.

COST OF SERVICES.  Cost of services is composed of employee compensation and benefits for the software engineering and consulting groups, clearing fees net of recoveries, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and client-related communication costs.

SELLING, GENERAL & ADMINISTRATIVE.  Selling, general and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, travel and entertainment expenses, promotional costs, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

CLEARING FEES.  Clearing fees are expensed as a cost of service in the period incurred, at the time that a client executes securities transactions through clearing brokers. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred. This cost recovery is recorded as a reduction of cost of services. Clearing fees and the related cost recovery in fiscal years 2004, 2003 and 2002 approximated $7.6 million, $8.0 million and $7.6 million, respectively.

CASH AND CASH EQUIVALENTS.  Cash and cash equivalents consist of demand deposits and money market investments with maturities of 90 days or less and are reported at fair value.

INVESTMENTS.  Investments have maturities greater than 90 days from the date of acquisition, are classified as available-for-sale securities and are reported at fair value. Fair value is determined for most investments from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income in stockholders’ equity.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS.  Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives between five years and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

GOODWILL.  Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, and CallStreet businesses. We performed an annual goodwill impairment test during the fourth quarter of fiscal years 2004, 2003 and 2002 and determined that there had been no impairment.

INTANGIBLE ASSETS.  Intangible assets primarily consist of acquired technology and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, and CallStreet businesses and are amortized on a straight-line basis using estimated useful lives ranging between two and ten years.

INTERNAL USE SOFTWARE.  The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. These costs are amortized over the estimated useful lives of the underlying software, generally three years or less. All costs incurred during the preliminary planning project stage, including project scoping, identification

FACTSET RESEARCH SYSTEMS INC.	24

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

LANDLORD CONTRIBUTIONS TO LEASEHOLD IMPROVEMENTS  In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are included in the Deferred Rent and Other Non-Current Liabilities line item of the Company’s Consolidated Statements of Financial Condition. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain, primarily fifteen years.

ACCRUED LIABILITIES.  Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of our employee incentive compensation programs are discretionary. A final review of departmental performance is conducted each year end, with senior management and the Board of Directors determining the ultimate amount of discretionary bonus pools.

INCOME AND DEFERRED TAXES.  Deferred taxes are determined by calculating the future tax consequences associated with differences between financial accounting and tax bases of assets and liabilities. A valuation allowance is established to the extent management considers it more likely than not that some portion or all the deferred tax assets will not be realized. The effect on deferred taxes from income tax law changes is recognized immediately upon enactment. The deferred tax provision is derived from changes in deferred taxes on the balance sheet and reflected on the Consolidated Statements of Income as a component of income taxes. Income tax benefits derived from the exercise of non-qualified stock options or the disqualifying disposition of incentive stock options are recorded directly to capital in excess of par value.

COMPREHENSIVE INCOME (LOSS).  The Company reports comprehensive income (loss) in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) in a set of financial statements. Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

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

STOCK-BASED COMPENSATION.  The Company follows the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant; thus no compensation costs are recorded. Had compensation costs for the Company’s stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for fiscal years 2004, 2003 and 2002.

25	2004 ANNUAL REPORT

THOUSANDS, EXCEPT PER SHARE DATA
YEARS ENDED AUGUST 31,	2004	2003	2002

Net income, as reported	$58,017	$51,438	$40,848
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(7,135)	(7,512)	(7,298)

Pro forma net income	$50,882	$43,926	$33,550
Basic—as reported	$1.80	$1.53	$1.21
Basic—pro forma	$1.58	$1.31	$1.00
Diluted—as reported	$1.72	$1.48	$1.17
Diluted—pro forma	$1.51	$1.26	$0.96

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 2004, 2003 and 2002:

Stock Option Plans

YEARS ENDED AUGUST 31,	2004	2003	2002

Risk-free interest rate	2.57%	2.29%	3.66%
Expected life	4.1 years	4.0 years	4.0 years
Expected volatility	50%	53%	52%
Dividend yield	0.7%	0.6%	0.6%

Employee Stock Purchase Plan

YEARS ENDED AUGUST 31,	2004	2003	2002

Risk-free interest rate	1.16%	1.31%	2.13%
Expected life	3 months	3 months	3 months
Expected volatility	28%	44%	54%
Dividend yield	0.6%	0.6%	0.6%

NEW ACCOUNTING PRONOUNCEMENTS.  In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. The adoption of SAB 104 did not have a material impact on FactSet’s consolidated results of operations or financial position. SAB 104 primarily rescinds the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance.

FACTSET RESEARCH SYSTEMS INC.	26

3. COMMON STOCK AND EARNINGS PER SHARE

On August 16, 2004, the Company announced a regular quarterly dividend of $0.07 per share. The cash dividend was paid on September 21, 2004, to common stockholders of record on August 31, 2004. Shares of common stock outstanding were as follows:

THOUSANDS YEARS ENDED AUGUST 31,	2004	2003	2002

Balance, beginning of year	33,660	33,788	33,356
Common stock issued for employee stock plans (see Note 12)	581	629	601
Repurchase of common stock	(3,073)	(757)	(169)

Balance, end of year	31,168	33,660	33,788

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During fiscal 2004, the Company repurchased approximately 65,000 shares at an average cost of $37.59 per share under this program. Since the inception of the stock repurchase program, FactSet has purchased approximately 772,000 shares at an average cost of $26.64 per share under this program.

In January 2004, the Company purchased 2,000,000 shares of its common stock from one of its co-founders, Howard E. Wille, at a price per share of $34.58. In March 2004, the Company purchased an additional 1,000,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $38.12.

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

THOUSANDS, EXCEPT PER SHARE DATA	NET INCOME (NUMERATOR)			WEIGHTED AVERAGE COMMON SHARES (DENOMINATOR)			PER SHARE AMOUNT
AT AUGUST 31,	2004	2003	2002	2004	2003	2002	2004	2003	2002

Basic EPS
Income available to common stockholders	$58,017	$51,438	$40,848	32,272	33,637	33,642	$1.80	$1.53	$1.21
Diluted EPS
Dilutive effect of stock options				1,472	1,179	1,220

Income available to common stockholders	$58,017	$51,438	$40,848	33,744	34,816	34,862	$1.72	$1.48	$1.17

4. BUSINESS COMBINATIONS

On May 7, 2004, the Company acquired all the ownership interests of CallStreet, LLC (“CallStreet”) for $6.5 million in cash. CallStreet is a provider of corporate conference call transcripts and event calendars to the investment community, a highly desirable content set for the Company’s clients. This acquisition is consistent with the Company’s strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the CallStreet net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is two years. Goodwill is not deductible for income tax purposes.

27	2004 ANNUAL REPORT

A summary of the CallStreet purchase price allocation consists of the following:

THOUSANDS	MAY 7, 2004

Tangible assets	$107
Acquired technology and other intangible assets	1,816
Goodwill	6,260

8,183
Other liabilities assumed	(1,705)

Net cash paid	$6,478

Operating results of CallStreet have been included in the Company’s financial statements from the date of acquisition. Pro forma statements of income have not been presented because the effect of this acquisition was not material to the Company’s consolidated financial results.

5. INTANGIBLE ASSETS AND GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 (“SFAS 141”), Business Combinations, and Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. The Company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 require that business combinations initiated subsequent to June 30, 2001, be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units.

The Company completed its transitional impairment assessment of goodwill during the second quarter of fiscal 2002 and determined that goodwill was not impaired. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of fiscal 2004, 2003 and 2002, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired. During fiscal 2004, $6,260,000 of goodwill was acquired as a result of the purchase of the CallStreet business. Goodwill of $19,937,000 at August 31, 2004 is included within the U.S. segment. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over useful lives of seven to 15 years.

The Company’s identifiable intangible assets consist of acquired technology and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat and CallStreet businesses in August 2000, April 2001, January 2003 and May 2004, respectively. During fiscal 2004, $1,816,000 of identifiable intangible assets were added as a result of the purchase of the CallStreet business. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of the acquired intangible assets is 7.32 years. These intangible assets have no assigned residual values. During fiscal 2004, the Company reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate.

The gross carrying amounts and accumulated amortization totals related to the Company’s acquired technology and other intangible assets were approximately $8,254,000 and $2,310,000 at August 31, 2004, $6,438,000 and $1,244,000 at August 31, 2003 and $2,243,000 and $654,000 at August 31, 2002, respectively.

FACTSET RESEARCH SYSTEMS INC.	28

Amortization expense of approximately $1,066,000, $590,000 and $344,000 was recorded during fiscal years 2004, 2003 and 2002. Estimated amortization expense of the identifiable intangible assets (primarily acquired technology) for the five succeeding fiscal years is as follows:

THOUSANDS YEARS ENDED AUGUST 31,	ESTIMATED AMORTIZATION EXPENSE

2005	$1,672
2006	1,341
2007	659
2008	420
2009	420
Thereafter	1,432

Total	5,944

6. RECEIVABLES FROM CLIENTS AND CLEARING BROKERS, NET

Receivables from clients and clearing brokers, net consisted of the following:

THOUSANDS AT AUGUST 31,	2004	2003

Receivables from clients, net	$45,637	$35,561
Receivables from clearing brokers	298	143

Receivables from clients and clearing brokers, net	$45,935	$35,704

Receivables from clients are reflected net of receivable reserves of $1.1 million and $1.8 million at August 31, 2004 and 2003, respectively.

7. INVESTMENTS

The Company maintains a portfolio of investments that is managed to preserve principal. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve liquidity, credit quality and diversification. The weighted average duration of the Company’s portfolios is managed not to exceed two years. Eligible investments include obligations issued by the U.S. Treasury and other governmental agencies, money market securities and highly rated commercial paper. Investments such as puts, calls, strips, straddles, short sales, futures, options, commodities, precious metals or investments on margin are not permitted under the Company’s investment guidelines. All investments are denominated in U.S. dollars and recorded at their approximate fair values.

Investments, classified as available-for-sale securities, totaled $19.5 million at August 31, 2004, and $118.1 million at August 31, 2003.

29	2004 ANNUAL REPORT

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

THOUSANDS AT AUGUST 31,	2004	2003

Computers and related equipment	$60,270	$75,462
Leasehold improvements	29,272	16,456
Furniture, fixtures and other	12,769	12,850

Subtotal	102,311	104,768
Less accumulated depreciation and amortization	(58,402)	(85,421)

	$43,909	$19,347

Depreciation expense was $13,591,000, $16,952,000 and $17,932,000 for fiscal 2004, 2003 and 2002, respectively.

9. INCOME TAXES

The provision for income taxes consists of the following:

THOUSANDS YEARS ENDED AUGUST 31,	2004	2003	2002

Current tax expense
U.S. federal	$30,846	$24,110	$22,632
State and local	1,205	2,011	2,827

Total current taxes	32,051	26,121	25,459
Deferred taxes
U.S. federal	(653)	1,306	(1,917)
State and local	(40)	151	(153)

Total deferred taxes	(693)	1,457	(2,070)

Total tax provision	$31,358	$27,578	$23,389

Deferred tax assets (liabilities) consist of the following:

THOUSANDS YEARS ENDED AUGUST 31,	2004	2003

Deferred tax assets (liabilities)
Current
Deferred fees	$3,587	$3,713
Accrued liabilities	2,149	1,886
Acquired intangible assets	139	(106)

Net current deferred taxes	5,875	5,493

Non-current
Property, equipment and leasehold improvements, net	1,327	3,621
Deferred rent	2,791	178
Acquired technology	(1,020)	(332)

Net non-current deferred taxes	3,098	3,467

Net deferred tax assets	$8,973	$8,960

FACTSET RESEARCH SYSTEMS INC.	30

Included in accounts payable and accrued expenses are accrued taxes other than income taxes of $4.0 million and $3.4 million at August 31, 2004 and 2003, respectively.

In the normal course of business, the Company’s tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty in the audit process. We have made our best estimate of probable liabilities and have recorded an estimate. Nevertheless, the Company has no reason to believe that the audits will result in additional tax payments or penalties, or both, that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates.

The provisions for income taxes differ from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors:

EXPRESSED AS A PERCENTAGE OF INCOME BEFORE INCOME TAXES	2004	2003	2002

Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.6%	2.6%	2.8%
Other, net	(2.5%)	(2.7%)	(1.4%)

Total provision for income taxes	35.1%	34.9%	36.4%

Fiscal year 2004 included a tax benefit of $1.5 million, included in Other, net, which related to the settlement of prior year tax returns for certain state credits, additional state and federal tax planning and certain changes in estimates. Included in fiscal 2003 is a tax benefit of $1.3 million due to additional federal tax planning and certain changes in estimates relating to fiscal 2002 income taxes payable. In fiscal 2002, a tax benefit of $893,000 was included in the provision for income taxes resulting from adjustments to prior years’ federal and state tax returns due to a favorable state income tax ruling.

10. NET CAPITAL

As a registered broker-dealer, FDS is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that FDS maintain minimum net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness (the “minimum net capital requirement”). FDS may be prohibited from paying cash dividends to the Company if such dividends would result in its net capital falling below the minimum net capital requirement or its ratio of aggregate indebtedness to net capital exceeding 15 to 1. At all times during the years presented, FDS had net capital in excess of its minimum net capital requirement. At August 31, 2004, FDS had net capital of $9.2 million, which was $8.7 million in excess of its minimum net capital requirement of $498,000. The ratio of aggregate indebtedness to net capital was 0.81 to 1.

11. LEASE COMMITMENTS

The Company leases office space domestically in Norwalk, Connecticut; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

31	2004 ANNUAL REPORT

At August 31, 2004, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

THOUSANDS YEARS ENDED AUGUST 31,	MINIMUM LEASE PAYMENTS

2005	$6,454
2006	6,840
2007	5,283
2008	5,232
2009	5,379
Thereafter	38,820

Total	$68,008

During fiscal 2004, 2003 and 2002, rental expense for all operating leases amounted to approximately $12.7 million, $10.4 million and $9.9 million, respectively.

12. EMPLOYEE STOCK PLANS

EMPLOYEE RETIREMENT PLANS.  The Company sponsors an Employee Stock Ownership Plan (the “Plan” or “ESOP”). The Company may make optional annual contributions for the benefit of participating employees in such amounts as designated by the Board of Directors. The Board of Directors authorized contributions in the amounts of $2.2 million, $2.5 million and $2.2 million, for the years ended August 31, 2004, 2003 and 2002, respectively. Such contributions are recorded in cost of services and selling, general and administrative as compensation expense. Issuance of the related common shares occurs shortly after contributions are authorized, generally in the following fiscal year.

U.S. employees of the Company who have performed at least 1,000 hours of service during the year are eligible to participate in the Plan. The Company contribution allocated to an individual account begins to vest upon completion of the employee’s third year of service at the rate of 20% in each successive year of service. Forfeited non-vested interests in the Plan are allocated to the other participants’ accounts.

A distribution from the Plan may be made to an employee upon retirement, termination, death or total disability. Distributions may be paid in the form of cash or the Company’s common stock. In cash distributions, the Company purchases the common stock in the participant’s ESOP account at the closing price of the Company’s common stock on the last day of the month in which the distribution is requested by the participant of the Plan. These repurchases of common stock from employees are included in both treasury stock on the Consolidated Statements of Changes in Stockholders’ Equity and in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The Plan held 1,429,609; 1,591,193; and 1,804,114 shares of the Company’s common stock at August 31, 2004, 2003 and 2002, respectively.

EMPLOYEE STOCK PURCHASE PLAN.  The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. During fiscal 2004, employees purchased 54,000 shares at an average price of $33.83. At August 31, 2004, 298,000 shares were reserved for future issuance under the Purchase Plan.

STOCK OPTION PLANS.  Options granted under the Company’s Stock Option Plans (the “Option Plans”) expire not more than ten years from the date of grant and vest at a rate of 20% per year beginning one year after the grant date. Option exercise prices equal the fair market value of the Company’s stock on the date of the option grant. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

FACTSET RESEARCH SYSTEMS INC.	32

In fiscal years 2004, 2003 and 2002, incentive and nonqualified stock options to purchase 829,800; 598,000; and 966,200 shares of common stock, respectively, at prices which ranged from $22.45 to $37.45 were granted to employees and non-employee directors of the Company. At August 31, 2004, there were 1,202,000 shares available for future grants under the Option Plans.

A summary of the status of the Company’s Option Plans at August 31, 2004, 2003 and 2002, and changes during each of the years then ended is presented below:

EQUITY COMPENSATION PLAN INFORMATION

THOUSANDS, EXCEPT PER SHARE DATA AT AUGUST 31, 2004	(A)	(B)	(C)
PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCES UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (A)

Equity compensation plans approved by security holders	4,637	$27.78	1,202
Equity compensation plans not approved by security holders	—	—	—

Total	4,637	$27.78	1,202

THOUSANDS, EXCEPT PER SHARE DATA		2004		2003		2002
	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE	SHARES	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE

Outstanding, beginning fiscal year	4,466	$24.85	4,449	$24.37	4,148	$21.91
Granted	830	$36.75	598	$22.75	966	$26.63
Exercised	(467)	$15.09	(463)	$16.03	(465)	$6.21
Forfeited	(192)	$29.08	(118)	$30.61	(200)	$25.61

Outstanding at fiscal year end	4,637	$27.78	4,466	$24.85	4,449	$24.37

Exercisable at fiscal year end	2,729	$25.05	2,381	$22.17	1,875	$18.91

33	2004 ANNUAL REPORT

The following table summarizes information about stock options outstanding at August 31, 2004 (shares in thousands):

		OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE		OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES PER SHARE	NUMBER OUTSTANDING	WEIGHTED AVERAGE REMAINING YEARS OF CONTRACTUAL LIFE		NUMBER EXERCISABLE	WEIGHTED AVERAGE EXERCISE PRICE PER SHARE

$0.90–$20.00	905	3.8	$13.37	905	$13.37
$20.01–$30.00	1,332	7.5	$24.85	625	$25.08
$30.01–$37.45	2,400	7.1	$34.85	1,199	$33.85

	4,637	6.6	$27.78	2,729	$25.05

13. SEGMENTS

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

The European segment is headquartered in London, England and maintains office locations in Frankfurt, Germany and Paris and Avon, France. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Sydney, Australia. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs, clearing fees net of recoveries, income taxes and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Goodwill of $19,937,000 at August 31, 2004 is included within the U.S. segment. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies”.

FACTSET RESEARCH SYSTEMS INC.	34

SEGMENT INFORMATION

THOUSANDS	U.S.	EUROPE	ASIA PACIFIC	TOTAL

YEAR ENDED AUGUST 31, 2004
Revenues from clients	$200,944	$39,247	$11,719	$251,910
Other income	1,772	—	—	1,772
Depreciation and amortization	13,622	940	96	14,658
Segment operating profit*	66,120	16,015	5,468	87,603
Provision for income taxes	31,358	—	—	31,358
Total assets	166,343	60,806	2,778	229,927
Capital expenditures	37,178	490	170	37,838

YEAR ENDED AUGUST 31, 2003
Revenues from clients	$178,139	$34,088	$10,068	$222,295
Other income	2,282	7	—	2,289
Depreciation and amortization	16,179	1,265	97	17,541
Segment operating profit*	57,732	15,281	3,714	76,727
Provision for income taxes	27,578	—	—	27,578
Total assets	241,732	10,582	3,845	256,159
Capital expenditures	8,205	148	104	8,457

YEAR ENDED AUGUST 31, 2002
Revenues from clients	$158,929	$29,886	$9,479	$198,294
Other income	2,318	1	—	2,319
Depreciation and amortization	16,561	1,531	184	18,276
Segment operating profit*	44,883	12,669	4,366	61,918
Provision for income taxes	23,389	—	—	23,389
Total assets	200,486	11,600	4,077	216,163
Capital expenditures	8,593	1,419	9	10,021

*	Expenses, including income taxes, are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees net of recoveries, data fees, income taxes and corporate headquarters charges are recorded by the U.S. segment.

35	2004 ANNUAL REPORT

GEOGRAPHIC INFORMATION

THOUSANDS YEARS ENDED AUGUST 31,	2004	2003	2002

Revenues
United States	$200,944	$178,139	$158,929
United Kingdom	24,054	21,407	20,157
Other European countries	15,193	12,681	9,729
Asia Pacific countries	11,719	10,068	9,479

Total revenues	$251,910	$222,295	$198,294

THOUSANDS AT AUGUST 31,	2004	2003	2002

Long-lived Assets
United States	$48,676	$22,990	$26,482
United Kingdom	701	1,007	1,942
Other European countries	246	389	571
Asia Pacific countries	230	156	149

Total long-lived assets	$49,853	$24,542	$29,144

14. REVOLVING CREDIT FACILITIES

In fiscal 2004, the Company renewed its 364-day revolving credit facility and continued to maintain its existing three-year credit facility. Both credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches maturing March 2005 and November 2004. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued in the ordinary course of business. The Company has no present plans to draw any portion of the remaining available credit of approximately $21.5 million. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.175%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

15. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, securities transactions of commission clients of FDS are introduced and cleared through clearing brokers. Pursuant to agreements between FDS and its clearing brokers, the clearing brokers have the right to charge FDS for unsecured losses that result from a client’s failure to complete such transactions. The Company has never experienced significant losses and, therefore, has not recorded a liability with regard to the right. The Company seeks to control the credit risk of nonperformance by considering the creditworthiness of its clients.

Receivables from clearing brokers represent a concentration of credit risk in that securities transactions cleared through two clearing brokers bear the potential for liability if unwound or unconsummated.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of trade accounts receivable. We periodically review our accounts receivable for collectibility and provide for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 5% of total subscriptions and subscriptions from our ten largest clients did not exceed 25% of total client subscriptions.

FACTSET RESEARCH SYSTEMS INC.	36

16. SUBSEQUENT EVENT

On September 1, 2004, the Company acquired all the outstanding shares of the JCF Group of companies. JCF, based in Paris and London, was a provider of global broker estimates and other financial and macroeconomic data to institutional investors. JCF provides access to its proprietary content set via JCF Quant, a Microsoft® Windows-based application, as well as via electronic data feeds. The acquisition enables the Company to provide its clients with an additional option in this important estimates content area. The preliminary purchase price of the JCF acquisition is $65.2 million, which was paid in cash and the issuance of 257,067 common shares. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the two years following the closing of the transaction.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results of operations and earnings per common share for fiscal 2004 and 2003 are as follows:

THOUSANDS, EXCEPT PER SHARE DATA	First	Second	Third	Fourth

2004
Revenues	$59,257	$61,371	$63,600	$67,682
Cost of services	17,875	18,198	18,394	19,724
Selling, general and administrative	20,343	21,671	23,375	24,727
Income from operations	21,039	21,502	21,831	23,231
Net income	13,908	14,737	14,687	14,685
Diluted earnings per common share	$0.39	$0.43	$0.45	$0.45
Weighted average common shares (diluted)	35,540	34,164	32,549	32,654

2003
THOUSANDS, EXCEPT PER SHARE DATA	First	Second	Third	Fourth

Revenues	$52,818	$55,082	$56,832	$57,563
Cost of services	15,751	16,387	16,673	17,475
Selling, general and administrative	19,202	19,808	20,656	19,616
Income from operations	17,865	18,887	19,503	20,472
Net income	11,536	12,147	14,268	13,487
Diluted earnings per common share	$0.33	$0.35	$0.41	$0.38
Weighted average common shares (diluted)	34,729	34,565	34,607	35,393

37	2004 ANNUAL REPORT

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

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

ITEM 9B. OTHER INFORMATION

None.

FACTSET RESEARCH SYSTEMS INC.	38

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained on page 7 of the definitive Proxy Statement dated November 10, 2004, and is incorporated by reference into this section.

The information required by this item relating to our executive officers is included under the caption “Director and Executive Officer Information” on pages 1 through 3 of the definitive Proxy Statement dated November 10, 2004, and is incorporated by reference into this section.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers”, is posted on our Website. The Internet address for our Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance Highlights”.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to (other than technical, administrative or non-substantive amendments), or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and general location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the captions “Information Regarding Named Executive Officer Compensation” and “Compensation Pursuant to Stock Options” contained on pages 10 and 11 of the definitive Proxy Statement dated November 10, 2004, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” contained on pages 8 and 9 of the definitive Proxy Statement dated November 10, 2004, and is incorporated by reference into this section.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item relating to the security ownership of certain beneficial owners is included under caption “Information Regarding the Board of Directors and Related Committees” on pages 1 through 6 and under the caption “Employment Agreements” on page 13 of the definitive Proxy Statement dated November 10, 2004, and is incorporated herein by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Audit and Non-Audit Fees” and “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm on pages 7 and 17 in the definitive Proxy Statement dated November 10, 2004, and is incorporated by reference into this section.

39	2004 ANNUAL REPORT

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 16 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedules

FACTSET RESEARCH SYSTEMS INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

August 31, 2004, 2003 and 2002

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

2004
Allowance for doubtful receivables	$1,775	$431	$1,101	$1,105
2003
Allowance for doubtful receivables	$2,000	$1,515	$1,740	$1,775
2002
Allowance for doubtful receivables	$2,160	$1,373	$1,533	$2,000

Additional Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

FACTSET RESEARCH SYSTEMS INC.	40

3.	Exhibits:*

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)
3.12	Amendment to Restated Certificate of Incorporation (2)
3.2	By-laws (3)
4.1	Form of Common Stock (1)
10.1	Letter of Agreement between the Company and Ernest S. Wong (1)
10.2	Amendment to 364-Day Credit Agreement, dated March 28, 2003 (3)
10.3	Amendment to the Three-Year Credit Agreement (2)
10.4	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (4)
10.5	The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option Plan (5)
10.6	The FactSet Research Systems Inc. 2000 Stock Option Plan (6)
10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (7)
10.8	Stock Purchase Agreement dated as of June 29, 2004 (8)
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 2001.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2004.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).
(8)	Portions of this Exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.
*	Note that Exhibits are available in the Company’s publicly filed Form 10-K report.

41	2004 ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk,

State of Connecticut, on November 10, 2004.

FACTSET RESEARCH SYSTEMS INC.

/s/ ERNEST S. WONG

Ernest S. Wong,
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 10, 2004.

Name	Title

/S/ PHILIP A. HADLEY Philip A. Hadley	Chairman of the Board of Directors, Chief Executive Officer and Director

/S/ CHARLES J. SNYDER Charles J. Snyder	Vice Chairman of the Board of Directors and Director

/S/ MICHAEL F. DICHRISTINA Michael F. DiChristina	President, Chief Operating Officer and Director

/S/ TOWNSEND THOMAS Townsend Thomas	Senior Vice President and Chief Technology Officer

/S/ MICHAEL D. FRANKENFIELD Michael D. Frankenfield	Senior Vice President and Director of Sales and Marketing

/S/ ERNEST S. WONG Ernest S. Wong	Senior Vice President, Chief Financial Officer, Treasurer and Secretary

/S/ SCOTT A. BILLEADEAU Scott A. Billeadeau	Director, Lead Independent Director

/S/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director

/S/ JAMES J. MCGONIGLE James J. McGonigle	Director

/S/ JOHN C. MICKLE John C. Mickle	Director

/S/ WALTER F. SIEBECKER Walter F. Siebecker	Director

/S/ HOWARD E. WILLE Howard E. Wille	Director

FACTSET RESEARCH SYSTEMS INC.	42