Form 10-Q
period 2004-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2005-01-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-11869

FactSet Research Systems Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-3362547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

601 Merritt 7, Norwalk, Connecticut	06851
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (203) 810-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 30, 2004, was 31,909,104.

FactSet Research Systems Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2004	2003
Revenues	$74,063	$59,257

Cost of services	22,007	17,875
Selling, general and administrative	26,211	20,343

Total operating expenses	48,218	38,218

Income from operations	25,845	21,039
Other income	168	735

Income before income taxes	26,013	21,774
Provision for income taxes	9,616	7,866

Net income	$16,397	$13,908

Basic earnings per common share	$0.52	$0.41

Diluted earnings per common share	$0.49	$0.39

Weighted average common shares (Basic)	31,728	33,800

Weighted average common shares (Diluted)	33,349	35,540

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2004	2003
Net income	$16,397	$13,908
Changes in unrealized (loss) gain on investments, net of taxes	(19)	19
Foreign currency translation adjustment	5,282	—

Comprehensive income	$21,660	$13,927

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	November 30, 2004	August 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$50,362	$78,580
Investments	17,529	19,524
Receivables from clients and clearing brokers, net	53,041	45,935
Deferred taxes	5,243	5,875
Other current assets	5,405	4,834

Total current assets	131,580	154,748

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	108,380	102,311
Less accumulated depreciation and amortization	(63,127)	(58,402)

Property, equipment and leasehold improvements, net	45,253	43,909

OTHER NON-CURRENT ASSETS
Goodwill	71,738	19,937
Intangible assets, net	28,771	5,944
Deferred taxes	2,496	3,098
Other assets	2,435	2,291

TOTAL ASSETS	$282,273	$229,927

	November 30, 2004	August 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,903	$21,123
Accrued compensation	6,371	17,328
Deferred fees	15,578	9,530
Dividends payable	2,233	2,182
Taxes payable	9,255	7,624

Total current liabilities	53,340	57,787

NON-CURRENT LIABILITIES
Deferred taxes	7,671	—
Deferred rent and other non-current liabilities	8,337	7,594

Total liabilities	69,348	65,381

Commitments and contingencies (See Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value	359	352
Capital in excess of par value	80,998	60,420
Retained earnings	257,484	243,324
Accumulated other comprehensive income (loss)	5,217	(46)
Treasury stock, at cost	(131,133)	(139,504)

Total stockholders’ equity	212,925	164,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,273	$229,927

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

(In thousands)

	Three Months Ended November 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,397	$13,908
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,593	4,406
Deferred tax expense	1,073	754
Gain on sale of equipment	—	(200)
Accrued ESOP contribution	—	660

Net income adjusted for non-cash items	22,063	19,528
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing brokers, net	(3,390)	(7)
Accounts payable and accrued expenses	(3,459)	688
Accrued compensation	(9,407)	(8,089)
Deferred fees	(1,368)	(938)
Taxes payable	1,449	5,060
Other working capital accounts, net	2,271	(135)
Income tax benefits from stock option exercises	4,113	433

Net cash provided by operating activities	12,272	16,540
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales (purchases) of investments, net	1,976	(11,048)
Acquisition of business, net of cash acquired	(46,157)	—
Purchases of property, equipment and leasehold improvements, net of retirements	(3,957)	(4,172)

Net cash used in investing activities	(48,138)	(15,220)
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,082)	(1,924)
Repurchase of common stock	(31)	(2)
Proceeds from employee stock plans	10,434	2,457

Net cash provided by financing activities	8,321	531
Effect of exchange rate changes on cash and cash equivalents	(673)	—

Net (decrease) increase in cash and cash equivalents	(28,218)	1,851
Cash and cash equivalents at beginning of period	78,580	51,126

Cash and cash equivalents at end of period	$50,362	$52,977

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2004

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

FactSet Limited, FactSet France, Inc., FactSet Europe S.à.r.l, FactSet GmbH, JCF Group SAS, JCF Group Italia S.r.l., JCF Partners Limited, JCF International Limited, JCF Development Limited, Decision Data System B.V., FactSet Pacific, Inc., JCF Information (Asia) Pte Limited, LionShares Europe S.A.S., Innovative Systems Techniques, Inc. (“Insyte”), FactSet Mergerstat, LLC (“Mergerstat”), CallStreet, LLC (“CallStreet”), and JCF Group Inc. are wholly owned subsidiaries of the Company, with operations in London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France), Boston and Santa Monica, California.

2. ACCOUNTING POLICIES

In the opinion of management, the accompanying statements of financial condition and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with accounting principles generally accepted in the United States. The interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report of Form 10-K for the fiscal year ended August 31, 2004. The significant accounting policies of the Company and its subsidiaries are summarized below.

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

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. As of November 30, 2004, the amount of receivables from clients and clearing brokers, net that was unbilled totaled $24.2 million. Since the Company invoices its clients monthly in arrears, the $24.2 million unbilled as of November 30, 2004 was billed at the beginning of December 2004. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical company information, industry trends and general market conditions.

In the first quarter of fiscal 2005, revenue paid in cash totaled $62.6 million and revenue paid in commissions, net of $1.8 million in clearing fees, amounted to $11.5 million.

Clearing Fees

Clearing fees are expensed as a cost of service in the period incurred, at the time that a client executes securities transactions through clearing brokers. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred. This cost recovery is recorded as a reduction of cost of services. Clearing fees and the related cost recovery in the first quarter of fiscal years 2005 and 2004 approximated $1.8 million and $2.2 million, respectively.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet and JCF businesses. We performed an annual goodwill impairment test during the fourth quarter of fiscal years 2004, 2003 and 2002 and determined that there had been no impairment. Goodwill is not income tax-deductible.

Intangible Assets

Intangible assets primarily consist of acquired technology and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet and JCF businesses and are amortized on straight-line and accelerated bases using estimated useful lives ranging between two and twenty years.

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

Accrued Liabilities

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

Comprehensive Income (Loss)

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

Foreign Currency

The functional currency of the Company’s international JCF group subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Stock-Based Compensation

The Company follows the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended November 30, 2004 and 2003:

	Three Months Ended November 30,
In thousands, except per share data; and unaudited	2004	2003
Net income, as reported	$16,397	$13,908
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,883)	(1,423)

Pro forma net income	$14,514	$12,485

Basic - as reported	$0.52	$0.41

Basic - pro forma	$0.46	$0.37

Diluted - as reported	$0.49	$0.39

Diluted - pro forma	$0.44	$0.35

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. There was one stock option grant during the first quarter of fiscal 2005. There were no stock option grants during the three months ended November 30, 2003. The following weighted average assumptions were used for the grant in the first three months of fiscal 2005:

STOCK OPTION PLANS

Three months ended November 30,	2004
Risk-free interest rate	3.03%
Expected life	4.0 years
Expected volatility	45%
Dividend yield	0.6%

EMPLOYEE STOCK PURCHASE PLAN

Three months ended November 30,	2004	2003
Risk-free interest rate	2.23%	0.98%
Expected life	3 months	3 months
Expected volatility	28%	31%
Dividend yield	0.5%	0.5%

New Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004) (“FAS 123R”), Share-Based Payment, that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. Management is currently evaluating option valuation methodologies and assumptions in light of FAS 123R related to employee stock options.

3. COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock outstanding were as follows:

	Three Months Ended November 30,
In thousands and unaudited	2004	2003
Balance at September 1,	31,168	33,660
Common stock issued for employee stock plans	485	181
Common stock issued for acquisition of business	257	—
Repurchase of common stock	(1)	—

Balance at November 30,	31,909	33,841

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the first quarter of fiscal 2005, the Company did not repurchase any shares. Since the inception of the stock repurchase program, FactSet has purchased approximately 772,000 shares at an average cost of $26.64 per share. On August 31, 2004, the Company terminated the Employee Stock Ownership Plan.

On September 1, 2004, the Company issued 257,067 common shares as part of the acquisition price of the JCF Group of companies.

In January 2004, the Company purchased 2,000,000 shares of its common stock from one of its two co-founders, Howard E. Wille, at a price per share of $34.58. During March 2004, the Company purchased an additional 1,000,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $38.12. The Board of Directors approved both purchases of common stock from its co-founders prior to the execution of those purchases. The total cash expended for the two common stock purchases was $107.3 million.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

In thousands, except per share data; and unaudited	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months Ended November 30, 2004
Basic EPS
Income available to common stockholders	$16,397	31,728	$0.52
Diluted EPS
Dilutive effect of stock options	—	1,621

Income available to common stockholders	$16,397	33,349	$0.49

For the Three Months Ended November 30, 2003
Basic EPS
Income available to common stockholders	$13,908	33,800	$0.41
Diluted EPS
Dilutive effect of stock options	—	1,740

Income available to common stockholders	$13,908	35,540	$0.39

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, Italy and Luxembourg, the Netherlands. The Asia Pacific segment is headquartered in Japan with office locations in Hong Kong, Australia and Singapore. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs, clearing fees net of recoveries, and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Goodwill of $71,738,000 at November 30, 2004, which reflects five prior acquisitions, is included within the U.S. and European segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”

Segment Information

In thousands and unaudited	U.S.	Europe	Asia Pacific	Total
For The Three Months Ended November 30, 2004
Revenues from clients	$54,696	$15,807	$3,560	$74,063
Segment operating profit *	17,962	5,935	1,948	25,845
Total assets at November 30, 2004	178,561	100,220	3,492	282,273
Capital expenditures	4,106	428	5	4,539

For The Three Months Ended November 30, 2003
Revenues from clients	$47,296	$9,259	$2,702	$59,257
Segment operating profit *	15,542	4,083	1,414	21,039
Total assets at November 30, 2003	255,237	9,989	3,370	268,596
Capital expenditures	4,032	47	93	4,172

*	Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees net of recoveries, data fees, and corporate headquarters charges are recorded by the U.S. segment.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space domestically in Norwalk, Connecticut; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At November 30, 2004, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases:

In thousands and unaudited
Years Ended August 31,

2005 (Remainder)	$5,626
2006	7,382
2007	5,759
2008	5,595
2009	5,742
Thereafter	39,367

Minimum lease payments	$69,471

Revolving Credit Facilities

In fiscal 2005, the Company renewed its three-year credit facility and continued to maintain its existing 364-day revolving credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2005 and November 2007. Approximately $2.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2004. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. Audits by two tax authorities are currently ongoing. There is inherent uncertainty in the audit process. The Company makes its best estimate of probable liabilities that may exist and records an estimate. The Company has no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on its results of operations or financial position, beyond current estimates.

6. INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets result from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet and JCF businesses in August 2000, April 2001, January 2003, May 2004 and September 2004, respectively. The weighted average useful life of the acquired intangible assets is 13.1 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired intangible assets were approximately $32,015,000 and $3,244,000 at November 30, 2004 and $8,254,000 and $2,310,000 at August 31, 2004, respectively. Intangible assets are composed of the following:

	November 30, 2004		August 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$5,382	$192	$199	$33
Software technology	5,291	1,582	2,413	1,372
Data content	19,671	1,254	5,235	838
Trade names	1,145	106	52	9
Non-compete agreements	526	110	355	58

Total	$32,015	$3,244	$8,254	$2,310

Amortization expense for intangible assets for the three months ended November 20, 2004 and 2003 was $917,000 and $191,000, respectively. Estimated intangible asset amortization expense for fiscal 2005 and the five succeeding years is as follows:

In thousands and unaudited	Estimated Amortization Expense
Fiscal Year
2005 (Remainder)	$2,801
2006	3,792
2007	3,066
2008	2,312
2009	2,168
Thereafter	14,632

Total	28,771

Intangible assets acquired during the three months ended November 30, 2004 are as follows:

(in thousands)	Amortization Period	Acquisition Cost
Customer relationships	10 years	$4,800
Software technology	7 years	2,700
Data content	20 years	13,200
Trade names	3 years	1,000
Non-compete agreements	3.5 years	160

Weighted average/total	15.3 years	$21,860

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2004 are as follows:

(in thousands)	United States	Europe	Total
Balance at August 31, 2004	$19,937	$—	$19,937
Goodwill acquired during the period	—	47,859	47,859
Other	—	3,942	3,942

Balance at November 30, 2004	$19,937	$51,801	$71,738

“Other” primarily includes the impact of foreign currency translation adjustments.

7. BUSINESS COMBINATION

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, the Company acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. (“DDS”), the Netherlands holding company that owns all the stock of the JCF Group of companies (“JCF”), in exchange for 257,067 shares of Common Stock of FactSet Research Systems Inc. and €40,000,000 in cash. The number of shares of common stock was determined based on the five day average closing market price of common stock surrounding the announcement date. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met by August 31, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with the Company’s strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the JCF net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash paid	$51,353
Fair value of FactSet common stock issued	12,093
Direct acquisition costs	2,043

Total purchase price	$65,489

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. Final determination of fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The preliminary purchase price allocation is as follows (in thousands):

Tangible assets acquired	$12,700
Amortizable intangible assets:
Customer relationships	4,800
Software technology	2,700
Data content	13,200
Trade name	1,000
Non-compete agreements	160
Goodwill	47,859

Total assets acquired	82,419
Liabilities assumed	(16,930)

Net assets acquired	$65,489

Intangible assets of $21.9 million have been allocated to amortizable intangible assets consisting of customer relationships, amortized over ten years using an accelerated amortization method; software technology, amortized over seven years using a straight-line amortization method; data content, amortized over twenty years using a straight-line amortization method; trade name, amortized over three years using a straight-line amortization method; and non-competition agreements, amortized between two and six years using a straight-line amortization method.

Goodwill totaling $47.9 million, included in the European segment, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. All goodwill in the Company’s financial statements is not income tax-deductible.

The results of operations of the JCF Group of Companies have been included in the Company’s consolidated statement of operations since the completion of the acquisition on September 1, 2004. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of the JCF Group of Companies occurred at the beginning of the period presented (in thousands, except for per share amounts):

Three Months Ended November 30, 2003

Revenues	$62,685
Net income	$13,535
Basic earnings per common share	$0.40
Diluted earnings per common share	$0.38

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited

	Three Months Ended November 30,
In thousands, except per share data	2004	2003	Change
Revenues	$74,063	$59,257	25.0%
Cost of services	22,007	17,875	23.1
Selling, general and administrative	26,211	20,343	28.8
Operating income	25,845	21,039	22.8
Net income	16,397	13,908	17.9
Diluted earnings per common share	$0.49	$0.39	25.6%

REVENUES

Revenues for the first quarter of fiscal 2005 grew 25.0% to $74.1 million from $59.3 million for the quarter ended November 30, 2003. Driving the increase in revenues was the inclusion of revenues from the operations of the JCF Group of Companies which was acquired on September 1, 2004, as well as continued demand for our value-added applications and further penetration of the international markets. Approximately 50% of our revenue is derived from sales of databases and applications with the remaining amount generated from our sales of the base fee, incremental passwords and sales of JCF-related products and services.

For the quarter concluded November 30, 2004, international revenues were $19.4 million, an increase of 61.9% from $12.0 million in the comparable period of the prior fiscal year. European revenues increased 70.7%, largely due to the inclusion of revenues derived from JCF’s European clients in the first quarter of fiscal 2005. Revenues in Asia Pacific grew 31.8% from the same period a year ago. Revenues from international operations accounted for 26.2% and 20.2% of consolidated revenues for the first quarter of fiscal 2005 and 2004, respectively. Over 90% of the Company’s revenues are received in U.S. dollars.

Demand for our Portfolio Analytics applications continued to rise during the first quarter of fiscal 2005. Our Portfolio Analytics applications serviced over 390 clients consisting of approximately 3,000 subscribers at November 30, 2004 compared to approximately 355 clients and 2,600 subscribers at the end of the first quarter of fiscal 2004.

At the end of the first quarter of fiscal 2005, there were 1,410 clients who subscribed to FactSet services, an increase of 429 clients or 43.7% over the prior 12 months. Included in this rise was the net addition of 329 clients from the acquisition of the JCF group of companies. Passwords, a measure of users of our services, increased to 23,100 users as of November 30, 2004, up from 19,300 at November 30, 2003. Approximately 2,000 of these passwords related to the acquisition of JCF. Excluding the subscribers to JCF’s services, user count increased by 1,800 users with approximately 60% of that increase occurring within our investment banking clients and the remainder occurring within our investment management clients. Approximately one quarter of our revenue is generated from our investment banking clients, with most of the remaining revenue derived from our investment management clients.

Total client subscriptions at November 30, 2004 rose to $299.0 million resulting in a year-over-year increase of 25.2% from the first quarter of fiscal 2004. Subscriptions at a given point in time represent the forward-looking revenues for the next twelve months from all services currently being supplied to our clients. At quarter end, the average subscription per client was $212,000, a decrease of 12.8% from an average of $243,000 a year ago. This decline was caused by the inclusion in the first quarter of fiscal 2005 of JCF’s clients, whose average subscription levels have been significantly lower than FactSet’s historical client base. International subscriptions were $78.8 million, representing over 25% of total client subscriptions.

JCF’s overseas clients are billed in local currencies such as the British pound and the Euro in the respective foreign jurisdictions, primarily the United Kingdom and France. Volatility in these and other currency may have either positive or negative effects on our total reported subscriptions. Presently, we do not engage in any currency hedging to mitigate any foreign currency volatility. The effect of currency movements on the first quarter’s revenue was immaterial.

No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At November 30, 2004, client retention, as measured in terms of client subscriptions, remained at a rate in excess of 95%.

OPERATING EXPENSES

Cost of Services

During the first quarter of fiscal 2005, cost of services grew 23.1% to $22.0 million from $17.9 million in the identical period in the previous fiscal year. The increase in cost of services for the three months ended November 30, 2004 was caused primarily by the inclusion of expenses from JCF’s operations as well as increases in employee compensation and benefits, data costs and amortization of intangible assets. These increases were partially offset by a reduction of depreciation expense related to computer-related equipment.

Expenses related to employee compensation and benefits for our software engineering and consulting groups rose $2.3 million for the three months ended November 30, 2004 compared to the first quarter of fiscal 2004. Employee additions in the form of regular hiring to maintain and improve our levels of client service coupled with the integration of JCF personnel with existing personnel and increases in merit compensation over the past year, were the primary drivers of the increase in employee compensation and benefits. Data costs grew $1.9 million during the first quarter of fiscal 2005 versus the initial three months in fiscal 2004. Our increased client count resulted in higher incremental content costs as the level of these costs often are a function of the number of client subscribers utilizing the content offerings made available to them through the FactSet system. Our acquisition of CallStreet, a provider of corporate conference call transcripts and event calendars to the investment community, in May 2004 also contributed to the increase in data costs, as it creates proprietary content which we offer to our clients. Amortization of intangibles assets increased $726,000 in the first quarter of fiscal 2005 compared to the same period in fiscal 2004. Due to our acquisitions of JCF and CallStreet in September 2004 and May 2004, respectively, we have significantly increased the value of intangible assets on our balance sheet and, as a result, amortization of intangible assets has increased. Partially offsetting these component increases of cost of services was the $1.0 million decrease in depreciation related to our computer-related equipment. During the first quarter of fiscal 2004, we undertook an upgrade of the mainframe computers located in each of our two data centers. The acquisition cost of our new mainframe computers was substantially less than the acquisition cost of the previously utilized mainframes which were originally placed into service in fiscal 2001. The significantly lower depreciable bases associated with our new mainframes was the primary factor in decreasing our computer-related depreciation costs year-over-year.

Selling, General and Administrative

For the three months ended November 30, 2004, selling, general, and administrative (SG&A) expenses grew 28.8% to $26.2 million from $20.3 million in the first quarter of fiscal 2004. In addition to the inclusion of SG&A expenses associated with JCF’s operations, higher employee compensation and benefits costs related to our employees other than our software engineers and consultants, increased travel and promotion, growth in rent costs, higher amortization of leasehold improvements related to our various office facilities offset by a reduction in miscellaneous expenses were the main causes for the increase during the first quarter of fiscal 2005.

Employee compensation and benefits expense expanded $3.4 million during the first three months of 2005 compared to the identical period in 2004. The increase can be primarily attributed to new employee hires, increased merit compensation over the past twelve months and the integration of JCF personnel as of the beginning of this most recent quarter. Travel and promotional expenses grew $1.1 million during the quarter ended November 30, 2004 as compared to the first quarter of fiscal 2004. Higher levels of travel by our sales force in order to service our larger client base in conjunction with the integration of JCF’s sales force are responsible for the year-over-year change. Rent expense and amortization of leasehold improvements grew $1.2 million in fiscal 2005’s first quarter versus the same period a year ago. These expenses increased as a result of: the consolidation of our three Connecticut offices into our new headquarters facility in Norwalk, Connecticut in late August 2004; the commencement of our data center operations in Reston, Virginia in January 2004; the expansion of our offices in New York and the United Kingdom; and the assumption of leases for currently existing office spaces in Paris and London related to the JCF acquisition and in New York City pertaining to the CallStreet acquisition. Miscellaneous expenses declined in the first quarter of fiscal 2005 compared to the prior year period due to a reduction in reserves for non-income tax expenses after discussions with various local tax authorities.

Operating Margin

First quarter 2005 operating margin was 34.9% compared to 35.5% for the same period in 2004. This decline in operating margin during the first fiscal quarter of 2005 is largely due to the acquisition of JCF which had lower historical operating margins than FactSet’s historical operating margins. In addition, the operating margin declined because employee compensation and benefits, data costs, amortization of intangible assets and travel expenses increased as a percentage of total revenues. These increases were partially offset by declines in depreciation and maintenance costs pertaining to computer-related equipment and professional fees and other expenses as a percentage of revenues.

Income Taxes

For the three months ended November 30, 2004, income tax expense grew to $9.6 million from $7.9 million in the first quarter of fiscal 2004. The effective tax rate for the first quarter of fiscal 2004 was 37.0% versus 36.1% in the prior year period. The increase in the effective tax rate is due to changes in federal tax legislation as well as an increase in the number of states in which the Company is considered to be conducting business.

The American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004 were both enacted in October 2004. These laws contain provisions which impacted our effective tax rate. These items include the extension of the Research and Development Credit through December 2005, the repeal of the Extraterritorial Income Exclusion and the enactment of a Domestic Manufacturing deduction. We are continuing to further evaluate the effect on our effective tax rate for future quarters in fiscal 2005 as well as for the year ended August 31, 2005.

Business Combinations

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, we acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. (“DDS”), the Netherlands holding company that owns all the stock of the JCF Group of Companies (“JCF”), in exchange for 257,067 shares of Common Stock of FactSet Research Systems Inc. and €40,000,000 in cash. The number of shares of common stock was determined based on the five day average closing market price of FactSet common stock surrounding the announcement date. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met by August 31, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with our strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the JCF net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash paid	$51,353
Fair value of FactSet common stock issued	12,093
Direct acquisition costs	2,043

Total purchase price	$65,489

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. Allocation of the purchase price to the assets acquired and liabilities assumed has not yet been finalized for this acquisition. Final determination of fair values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition. The preliminary purchase price allocation is as follows (in thousands):

Tangible assets acquired	$12,700
Amortizable intangible assets:
Customer relationships	4,800
Software technology	2,700
Data content	13,200
Trade name	1,000
Non-compete agreements	160
Goodwill	47,859

Total assets acquired	82,419
Liabilities assumed	(16,930)

Net assets acquired	$65,489

Intangible assets of $21.9 million have been allocated to amortizable intangible assets consisting of customer relationships, amortized over ten years using an accelerated amortization method; software technology, amortized over seven years using a straight-line amortization method; data content, amortized over twenty years using a straight-line amortization method; trade name, amortized over three years using a straight-line amortization method; and non-competition agreements, amortized between two and six years using a straight-line amortization method.

Goodwill totaling $47.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. All goodwill in our financial statements is not income tax-deductible.

The results of operations of the JCF Group of Companies have been included in our consolidated statement of operations since the completion of the acquisition on September 1, 2004. The following unaudited pro forma information presents a summary of our results of operations assuming the acquisition of the JCF Group of Companies occurred at the beginning of the period presented (in thousands, except for per share amounts):

Three Months Ended November 30, 2003

Revenues	$62,685
Net income	$13,535
Basic earnings per common share	$0.40
Diluted earnings per common share	$0.38

Liquidity

Cash generated by operating activities was $12.3 million, a decrease of $4.3 million over the comparable period in last fiscal year. The decrease in cash flow from operating activities was mainly due to growth in accounts receivable, decreases in accounts payable and deferred fees and a higher payout of accrued compensation during the first quarter of fiscal 2005 partially offset by higher levels of greater net income as adjusted for non-cash items, an increase in current taxes payable and greater income tax benefits derived from employee exercises of stock options.

Capital Expenditures

Capital expenditures for the quarter ended November 30, 2004 totaled $4.0 million. Approximately one-third of this past quarter’s capital expenditures related to the purchase of technology assets while the remainder was directed toward the acquisition of leasehold improvements and furniture and fixtures, primarily for our new headquarters facility in Norwalk, Connecticut.

Financing Operations and Capital Needs

Cash, cash equivalents and investments totaled $67.9 million or 24.1% of the Company’s total assets at November 30, 2004. Our cash, cash equivalents and investments declined year over year as a result of the acquisition of JCF coupled with the expenditures required to build out our new headquarters facility as well as our repurchase of an aggregate of 3,000,000 shares of our common stock from our two co-founders at an aggregate cost of $107.3 million during the second and third quarters of fiscal 2004. All our operating and capital expense requirements were financed entirely from cash generated from our operations. We have no outstanding indebtedness.

Revolving Credit Facilities

In fiscal 2005, we renewed our three-year credit facility and continued to maintain our existing 364-day revolving credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2005 and November 2007. Approximately $2.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2004. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchase Program

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,000,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the first quarter of fiscal 2005, we did not repurchase any shares. Since the inception of the stock repurchase program, we have purchased approximately 772,000 shares at an average cost of $26.64 per share under this program.

Stock-Based Compensation

We follow the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of our stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for our stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three months ended November 30, 2004 and 2003:

	Three Months Ended November 30,
In thousands, except per share data; and unaudited	2004	2003
Net income, as reported	$16,397	$13,908
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,883)	(1,423)

Pro forma net income	$14,514	$12,485

Basic - as reported	$0.52	$0.41

Basic - pro forma	$0.46	$0.37

Diluted - as reported	$0.49	$0.39

Diluted - pro forma	$0.44	$0.35

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. There was one stock option grant during the first quarter of fiscal 2005 and no stock option grants in the first quarter of fiscal 2003. The following weighted average assumptions were used for the grant in the first three months of fiscal 2005:

STOCK OPTION PLANS

Three months ended November 30,	2004
Risk-free interest rate	3.03%
Expected life	4.0 years
Expected volatility	45%
Dividend yield	0.6%

EMPLOYEE STOCK PURCHASE PLAN

Three months ended November 30,	2004	2003
Risk-free interest rate	2.23%	0.98%
Expected life	3 months	3 months
Expected volatility	28%	31%
Dividend yield	0.5%	0.5%

New Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004) (“FAS 123R”), Share-Based Payment, that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. We are currently evaluating option valuation methodologies and assumptions in light of FAS 123R related to employee stock options.

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

Forward-Looking Factors

Business Outlook

The following forward-looking statements reflect our expectations as of January 10, 2005. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2005 Expectations

•	Revenues are expected to range between $75.0 million and $77.0 million

•	Operating margins are expected to range between 34.0% and 35.0%.

•	The effective tax rate is expected to range between 36.7% and 37.3%.

Full Year Fiscal 2005

•	Capital expenditures should total approximately $22.0 million.

Recent Developments

The Company has announced as of the date of this Report that it Board of Directors has approved a three-for-two stock split of the Company’s shares of Common Stock and declared a regular quarterly cash dividend of $0.05 per share on the post-split shares, up from $0.047 per share post-split.

The three-for-two Common Stock split will be effected as a stock dividend. The Common Stock split dividend will be distributed on February 4, 2005, to Common Stockholders of record at the close of business on January 21, 2005. As a result of the three-for-two Common Stock split, the Company’s outstanding shares of Common Stock will increase 50% from 32.0 million shares to approximately 48.0 million shares. The regular quarterly cash dividend will be paid on March 21, 2005 to Common Stockholders of record at the close of business on February 28, 2005.

The Company has also announced as of the date of this Report that Ernest Wong, Senior Vice President, Chief Financial Officer, Treasurer and Secretary of FactSet will be stepping down in March 2005. Until that time he will remain in office and will continue to exercise full responsibility. Mr. Wong has been Chief Financial Officer of the Company since 1996, just prior to the FactSet’s initial public offering. Succeeding Mr. Wong as Chief Financial Officer will be Peter G. Walsh, FactSet’s Vice President and Regional Manager of the U.S. Southeast Region. Mr. Walsh joined the company’s finance group in 1996 as Vice President, Planning and Control, and held the position of Vice President, Director of Finance from 1999 to 2001, at which time he assumed his current position in sales.

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

The fair market value of our investment portfolio at the November 30, 2004 was $17.5 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

Taxes

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. Audits by two tax authorities are currently ongoing. There is inherent uncertainty in the audit process. We make our best estimate of probable liabilities that may exist and record an estimate. We have no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond current estimates.

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

Future factors include, but are not limited to, our ability to hire and retain qualified personnel; the maintenance of our leading technological position; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases or products; retention of key clients and their current service levels; increased competition in our industry; the successful resolution of ongoing and other probable audits by tax authorities; the continued employment of key personnel; the integration of acquired businesses; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds:

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, the Company acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. (“DDS”), the Netherlands holding company that owns all the stock of the JCF Group of companies (“JCF”), in exchange for 257,067 shares of Common Stock of FactSet Research Systems Inc. and €40,000,000 in cash. The number of shares of common stock was determined based on the five day average closing market price of common stock surrounding the announcement date.

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submission of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None

Item 6.	Exhibits:

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date: January 10, 2005	/s/ ERNEST S. WONG
Ernest S. Wong,
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary

EXHIBIT INDEX

EXHIBIT NUMBER
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer