Form 10-Q
period 2005-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2005-04-11
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2005

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

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on February 28, 2005, was 48,070,530.

FactSet Research Systems Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004
Revenues	$76,472	$61,371	$150,535	$120,628

Cost of services	21,293	18,198	43,300	36,073
Selling, general and administrative	28,147	21,671	54,358	42,014

Total operating expenses	49,440	39,869	97,658	78,087

Income from operations	27,032	21,502	52,877	42,541
Other income	216	687	384	1,422

Income before income taxes	27,248	22,189	53,261	43,963
Provision for income taxes	10,078	7,452	19,694	15,318

Net income	$17,170	$14,737	$33,567	$28,645

Basic earnings per common share	$0.36	$0.30	$0.70	$0.57

Diluted earnings per common share	$0.34	$0.29	$0.67	$0.55

Weighted average common shares (Basic)	48,001	49,392	47,797	50,046

Weighted average common shares (Diluted)	50,397	51,246	50,213	52,307

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	Feb 28, 2005	Feb 29, 2004	Feb 28, 2005	Feb 29, 2004
Net income	$17,170	$14,737	$33,567	$28,645
Change in unrealized gain (loss) on investments, net of taxes	38	(94)	19	(75)
Foreign currency translation adjustment	440	—	5,722	—

Comprehensive income	$17,648	$14,643	$39,308	$28,570

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)	February 28, 2005	August 31, 2004
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$37,394	$78,580
Investments	26,014	19,524
Receivables from clients and clearing brokers, net	67,182	45,935
Deferred taxes	4,759	5,875
Other current assets	3,809	4,834

Total current assets	139,158	154,748

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	112,963	102,311
Less accumulated depreciation and amortization	(66,581)	(58,402)

Property, equipment and leasehold improvements, net	46,382	43,909

OTHER NON-CURRENT ASSETS
Goodwill	77,243	19,937
Intangible assets, net	30,060	5,944
Deferred taxes	3,772	3,098
Other assets	2,715	2,291

TOTAL ASSETS	$299,330	$229,927

	February 28, 2005	August 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$17,868	$21,123
Accrued compensation	9,334	17,328
Deferred fees	18,249	9,530
Dividends payable	2,404	2,182
Current taxes payable	1,360	7,624

Total current liabilities	49,215	57,787

NON-CURRENT LIABILITIES
Deferred taxes	7,506	—
Deferred rent and other non-current liabilities	8,876	7,594

Total liabilities	65,597	65,381

Commitments and contingencies (See Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value	541	352
Capital in excess of par value	85,658	60,420
Retained earnings	272,249	243,324
Accumulated other comprehensive income (loss)	5,695	(46)
Treasury stock, at cost	(130,410)	(139,504)

Total stockholders’ equity	233,733	164,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$299,330	$229,927

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

(In thousands)	Six Months Ended February 28, 2005	Six Months Ended February 29, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,567	$28,645
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,081	7,549
Deferred tax provision (benefit)	112	(1,637)
Gain on sale of equipment	—	(210)
Accrued ESOP contribution	—	1,320

Net income adjusted for non-cash items	42,760	35,667
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing brokers, net	(17,134)	(3,075)
Accounts payable and accrued expenses	(5,643)	(634)
Accrued compensation	(6,451)	(5,603)
Deferred fees	1,048	(1,522)
Current taxes payable	(6,421)	1,489
Landlord contributions to leasehold improvements	500	6,092
Other working capital accounts, net	4,432	(117)
Income tax benefits from stock option exercises	5,192	479

Net cash provided by operating activities	18,283	32,776
CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) Sales of investments, net	(6,452)	31,553
Acquisition of businesses, net of cash acquired	(52,098)	—
Purchases of property, equipment and leasehold improvements	(9,015)	(6,405)

Net cash (used in) provided by investing activities	(67,565)	25,148
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(4,214)	(3,856)
Repurchase of common stock	(280)	(72,205)
Proceeds from employee stock plans	13,319	3,822

Net cash provided by (used in) financing activities	8,825	(72,239)
Effect of exchange rate changes on cash and cash equivalents	(729)	—

Net decrease in cash and cash equivalents	(41,186)	(14,315)
Cash and cash equivalents at beginning of period	78,580	51,126

Cash and cash equivalents at end of period	$37,394	$36,811

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2005

(Unaudited)

1.	ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) provides online integrated database services to the global investment community. The Company combines more than 200 databases and clients’ proprietary data into a single information system. FactSet’s revenues are derived from month-to-month subscriptions to services such as workstations, databases and financial portfolio applications.

At the option of each client, these charges may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis primarily through one clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.

FactSet Limited, FactSet France, Inc., FactSet Europe S.à.r.l, FactSet Europe Limited, FactSet France S.A.S., FactSet GmbH, JCF Group S.A.S., FactSet Italia S.r.l., JCF Partners Limited, FactSet Research Limited UK, JCF Development Limited, Decision Data System B.V., FactSet Pacific, Inc., JCF Information (Asia) Pte Limited, LionShares Europe S.A.S., FactSet Mergerstat, LLC (“Mergerstat”), CallStreet, LLC (“CallStreet”), TrueCourse, Inc. and JCF Group Inc. are wholly owned subsidiaries of the Company, with operations in London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France), Boston and Santa Monica, California.

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

Shares of common stock and related per share amounts give retroactive effect for stock splits. All shares of common stock and related per share amounts have been adjusted to reflect a three-for-two common stock split, effected as a stock dividend, which occurred on February 4, 2005.

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

Cost of services is composed of employee compensation and benefits for the software engineering and consulting groups, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and client-related communication costs. Selling, general and administrative expenses include employee compensation and benefits for the sales, product development and various other support departments, travel and entertainment expenses, promotional costs, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

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

Revenue Recognition

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly, in arrears, to reflect the actual services rendered to them. Remaining clients are invoiced annually in advance. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of workstations deployed for such month. A provision is made to allow for billing adjustments as a result of cancellation of service or reduction in number of workstations. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

•	The client subscribes to our research services,

•	the FactSet service has been rendered and earned during the month,

•	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and

•	collectibility is reasonably assured.

Under the guidance in SAB 104, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing broker does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees. Clearing fees are recorded in the period incurred, at the time that a client executes securities transactions through clearing brokers. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred.

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. As of February 28, 2005, the amount of receivables from clients and clearing brokers, net that was unbilled totaled $25.2 million. Since the Company invoices its clients monthly in arrears, the $25.2 million unbilled as of February 28, 2005 was billed at the beginning of March 2005. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF and TrueCourse businesses. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2004, 2003 and 2002 and determined that there had been no impairment. Depending on the structure of the acquisition, goodwill may or may not be income tax-deductible.

Intangible Assets

Intangible assets primarily consist of acquired technology and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF and TrueCourse businesses and are amortized on straight-line and accelerated bases using estimated useful lives ranging between two and twenty years.

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

Landlord Contributions to Leasehold Improvements

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are included in the Deferred Rent and Other Non-Current Liabilities line item of the Company’s Consolidated Statements of Financial Condition. The current portion of deferred rent and other non-current liabilities is included in the accounts payable and accrued expenses line item of the Company’s Consolidated Statements of Financial Condition. Cash received from landlord contributions to leasehold improvements is classified as operating activities in the Company’s Consolidated Statements of Cash Flows. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain, primarily fifteen years.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of departmental performance is conducted each year end, with senior management determining the ultimate amount of discretionary bonus pools, which is then approved by the Company’s Board of Directors.

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

Stock-Based Compensation

The Company follows the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income, as reported	$17,170	$14,737	$33,567	$28,645
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,783)	(1,976)	(3,666)	(3,399)
Pro forma net income	$15,387	$12,761	$29,901	$25,246

Basic - as reported	$0.36	$0.30	$0.70	$0.57

Basic - pro forma	$0.32	$0.26	$0.63	$0.50

Diluted - as reported	$0.34	$0.29	$0.67	$0.55

Diluted - pro forma	$0.31	$0.25	$0.60	$0.48

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for option grants in the first six months of fiscal 2005 and 2004:

STOCK OPTION PLANS
Six months ended	February 28, 2005	February 29, 2004
Risk-free interest rate	3.51%	2.57%

Expected life	5.4 years	4.1 years

Expected volatility	46%	50%

Dividend yield	0.5%	0.7%

EMPLOYEE STOCK PURCHASE PLAN
Six months ended	February 28, 2005	February 29, 2004
Risk-free interest rate	2.52%	0.97%

Expected life	3 months	3 months

Expected volatility	33%	28%

Dividend yield	0.5%	0.6%

New Accounting Pronouncements

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. FactSet is currently assessing the impact of SAB 107 on its implementation and adoption of SFAS 123R.

3.	COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock outstanding were as follows:

In thousands	Six Months Ended February 28, 2005	Six Months Ended February 29, 2004
Balance at September 1,	46,752	50,490
Common stock issued for employee stock plans	896	566
Common stock issued for acquisition of business	430	—
Repurchase of common stock	(8)	(3,105)

Balance at February 28, 2005 and February 29, 2004	48,070	47,951

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of the Company’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,500,000 shares of FactSet common stock. The program established no minimum number of shares for repurchase. During the first six months of fiscal 2005, the Company did not repurchase any shares under this program. Since the inception of the stock repurchase program, FactSet has purchased approximately 1,158,000 shares at an average cost of $17.76 per share. Effective August 31, 2004, the Company froze the assets of the Employee Stock Ownership Plan.

On September 1, 2004, the Company issued 385,601 common shares as part of the acquisition price of the JCF Group of Companies. On January 4, 2005, the Company issued 44,613 common shares as part of the acquisition price of TrueCourse.

In January 2004, the Company purchased 3,000,000 shares of its common stock from one of its two co-founders, Howard E. Wille, at a price per share of $23.05. During March 2004, the Company purchased an additional 1,500,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $25.41. The Board of Directors approved both purchases of common stock from its co-founders prior to the execution of those purchases. The total cash expended for the two common stock purchases was $107.3 million.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

In thousands, except per share data;	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months Ended February 28, 2005
Basic EPS
Income available to common stockholders	$17,170	48,001	$0.36
Diluted EPS
Dilutive effect of stock options	—	2,396

Income available to common stockholders	$17,170	50,397	$0.34

For the Three Months Ended February 29, 2004
Basic EPS
Income available to common stockholders	$14,737	49,392	$0.30
Diluted EPS
Dilutive effect of stock options	—	1,854

Income available to common stockholders	$14,737	51,246	$0.29

In thousands, except per share data;	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Six Months Ended February 28, 2005
Basic EPS
Income available to common stockholders	$33,567	47,797	$0.70
Diluted EPS
Dilutive effect of stock options	—	2,416

Income available to common stockholders	$33,567	50,213	$0.67

For the Six Months Ended February 29, 2004
Basic EPS
Income available to common stockholders	$28,645	50,046	$0.57
Diluted EPS
Dilutive effect of stock options	—	2,261

Income available to common stockholders	$28,645	52,307	$0.55

4.	SEGMENTS

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, Italy, Luxembourg and the Netherlands. The Asia Pacific segment is headquartered in Japan with office locations in Hong Kong, Australia and Singapore. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Goodwill of $77.2 million at February 28, 2005, which reflects six prior acquisitions, is included within the U.S. and European segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”

Segment Information

Segment Information In thousands and unaudited	U.S.	Europe	Asia Pacific	Total
For The Three Months Ended February 28, 2005
Revenues from clients	$55,885	$16,912	$3,675	$76,472
Segment operating profit *	21,030	4,113	1,889	27,032
Total assets at February 28, 2005	186,196	108,573	4,561	299,330
Capital expenditures	4,330	146	—	4,476

For The Three Months Ended February 29, 2004
Revenues from clients	$48,959	$9,606	$2,806	$61,371
Segment operating profit *	16,221	4,002	1,279	21,502
Total assets at February 29, 2004	201,929	9,307	3,644	214,880
Capital expenditures	2,171	32	30	2,233

For The Six Months Ended February 28, 2005
Revenues from clients	$110,581	$32,719	$7,235	$150,535
Segment operating profit *	38,992	10,048	3,837	52,877
Capital expenditures	8,436	574	5	9,015

For The Six Months Ended February 29, 2004
Revenues from clients	$96,255	$18,865	$5,508	$120,628
Segment operating profit *	31,763	8,085	2,693	42,541
Capital expenditures	6,203	79	123	6,405

*	Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, data fees and corporate headquarters charges are recorded by the U.S. segment.

5.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space domestically in Norwalk, Connecticut; Newark, New Jersey; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally in London; Tokyo; Hong Kong; Sydney; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At February 28, 2005, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases:

In thousands
Years Ended August 31,

2005 (Remainder)	$4,668
2006	9,084
2007	6,317
2008	6,047
2009	6,194
Thereafter	39,957

Minimum lease payments	$72,267

Revolving Credit Facilities

In fiscal 2005, the Company renewed its three-year credit facility and continued to maintain its existing 364-day revolving credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.1 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2005. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

The Company’s acquired intangible assets result from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF and TrueCourse businesses in August 2000, April 2001, January 2003, May 2004, September 2004 and January 2005, respectively. The weighted average useful life of the acquired intangible assets is 12.8 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired intangible assets were approximately $34,308,000 and $4,248,000 at February 28, 2005 and $8,254,000 and $2,310,000 at August 31, 2004, respectively. Intangible assets are composed of the following:

	February 28, 2005		August 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$6,133	$377	$199	$33
Software technology	5,610	1,800	2,413	1,372
Data content	20,571	1,690	5,235	838
Trade names	1,335	208	52	9
Non-compete agreements	659	173	355	58

Total	$34,308	$4,248	$8,254	$2,310

Amortization expense for intangible assets for the three months ended February 28, 2005 and February 29, 2004 was $990,000 and $191,000, respectively. Also, amortization expense for intangible assets for the six months ended February 28, 2005 and February 29, 2004 was $1,907,000 and $382,000, respectively. Estimated intangible asset amortization expense for fiscal 2005 and the five succeeding years is as follows:

In thousands	Estimated Amortization Expense
Fiscal Year
2005 (Remainder)	$2,076
2006	4,211
2007	3,441
2008	2,664
2009	2,520
Thereafter	15,148

Total	30,060

Intangible assets acquired during the six months ended February 28, 2005 are as follows:

(in thousands)	Amortization Period	Acquisition Cost
Customer relationships	9.3 years	$5,536
Software technology	7.0 years	2,998
Data content	19.2 years	14,118
Trade names	3.6 years	1,192
Non-compete agreements	2.8 years	292

Weighted average/total	14.4 years	$24,136

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2005 are as follows:

(in thousands)	United States	Europe	Total
Balance at August 31, 2004	$19,937	$—	$19,937
Goodwill acquired during the period	5,348	47,859	53,207
Other	—	4,099	4,099

Balance at February 28, 2005	$25,285	$51,958	$77,243

“Other” primarily includes the impact of foreign currency translation adjustments.

7.	BUSINESS COMBINATION

On January 4, 2005, the Company acquired TrueCourse, Inc., a provider of corporate takeover defense intelligence, for $7.7 million. The purchase price includes a payment of $6.0 million and 44,613 shares of FactSet common stock valued at $1.7 million. The number of shares of common stock was determined based on the five day average of the market closing price of common stock prior the acquisition date, including January 4, 2005. TrueCourse provides a proprietary database of corporate takeover defense profiles to investment banks, institutional money managers and law firms. This acquisition is consistent with the Company’s strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the TrueCourse net tangible and intangible assets. As a result, the Company has recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is 6.1 years. Goodwill generated from the TrueCourse acquisition is deductible for income tax purposes.

The preliminary purchase price allocation is as follows (in thousands):

Tangible assets	$430
Amortizable intangible assets:
Customer relationships	736
Software technology	298
Data content	919
Trade name	191
Non-compete agreements	132
Goodwill	5,348

Total assets acquired	8,054
Liabilities assumed	(338)

Net assets acquired	$7,716

Operating results of TrueCourse have been included in the Company’s financial statements from the date of acquisition. Pro forma statements of income have not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, the Company acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. (“DDS”), the Netherlands holding company that owns all the stock of the JCF Group of Companies (“JCF”), in exchange for 385,601 shares of Common Stock of FactSet Research Systems Inc. and €40,000,000 in cash. The number of shares of common stock was determined based on the five day average closing market price of common stock surrounding the announcement date. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met by August 31, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with the Company’s strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the JCF net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

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

Goodwill totaling $47.9 million, included in the European segment, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the JCF acquisition is not deductible for income tax purposes.

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

	Three Months Ended February 29, 2004	Six Months Ended February 29, 2004
Revenues	$65,882	$128,567
Net income	$14,949	$28,484
Basic earnings per common share	$0.30	$0.56
Diluted earnings per common share	$0.29	$0.54

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited

	Three Months Ended			Six Months Ended
In thousands, except per share data	Feb 28, 2005	Feb 29, 2004	Change	Feb 28, 2005	Feb 29, 2004	Change
Revenues	$76,472	$61,371	24.6%	$150,535	$120,628	24.8%
Cost of services	21,293	18,198	17.0	43,300	36,073	20.0
Selling, general and administrative	28,147	21,671	29.9	54,358	42,014	29.4
Operating income	27,032	21,502	25.7	52,877	42,541	24.3
Net income	17,170	14,737	16.5	33,567	28,645	17.2
Diluted earnings per common share	$0.34	$0.29	17.2%	$0.67	$0.55	21.8%

REVENUES

Revenues for the second quarter of fiscal 2005 grew 24.6% to $76.5 million from $61.4 million for the quarter ended February 28, 2004. Excluding acquisitions since March 2004, revenues grew 14% for the second quarter of fiscal 2005 compared to the prior year period. For the first six months of fiscal 2005, revenues advanced 24.8% to $150.5 million from $120.6 million in the prior year period. The increase in revenues was driven by the inclusion of revenues from the operations of the JCF Group of Companies which was acquired on September 1, 2004, as well as continued demand for our value-added applications and databases.

For the second quarter of fiscal 2005, international revenues were $20.6 million, an increase of 66% from $12.4 million in the comparable prior year period. Excluding companies acquired, organic revenues grew 19% from non-US sources for the quarter ended February 28, 2005 compared to a year ago. European revenues increased 76%, largely due to the inclusion of revenues derived from the JCF acquisition. Revenues in Asia Pacific grew 31% from the same period a year ago. Revenues from international operations accounted for 26.9% and 20.2% of consolidated revenues for the second quarter of fiscal 2005 and 2004, respectively. Over 80% of our revenues are received in U.S. dollars.

Demand for our Portfolio Analytics applications rose during the second quarter of fiscal 2005. Our Portfolio Analytics applications serviced over 405 clients consisting of approximately 3,100 subscribers at February 28, 2005 compared to approximately 360 clients and 2,700 subscribers at February 29, 2004.

At the end of the second quarter of fiscal 2005, there were 1,437 clients who subscribed to FactSet services, an increase of 445 clients or 44.9% over the prior 12 months. Included in this rise was the net addition of 329 clients from the acquisition of the JCF Group of Companies. Passwords, a measure of users of our services, increased to 23,200 users as of February 28, 2005, up from 19,400 at the end of the second quarter of fiscal 2004. Approximately 2,000 of these passwords related to the acquisition of JCF. Approximately one quarter of our revenue is generated from our investment banking clients, with most of the remaining revenue derived from our investment management clients.

Total client subscriptions at February 28, 2005 rose to $307.6 million resulting in a year-over-year increase of 23.4% from the second quarter of fiscal 2004. Subscriptions at a given point in time represent the forward-looking revenues for the next twelve months from all services currently being supplied to our clients. At quarter end, the average subscription per client was $214,000, a decrease of 14.7% from an average of $251,000 a year ago. This decline was caused by the inclusion in the first quarter of fiscal 2005 of JCF’s clients, whose average subscription levels have been significantly lower than FactSet’s historical client base. International subscriptions were $82.2 million, representing over 27% of total client subscriptions.

JCF’s overseas clients are billed in local currencies such as the British pound sterling and the Euro in the respective foreign jurisdictions, primarily the United Kingdom and France. Volatility in these and other currency may have either positive or negative effects on our total reported revenues. Presently, we do not engage in any currency hedging to mitigate any foreign currency volatility. The effect of currency movements on the second quarter’s revenue was immaterial.

No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At February 28, 2005, client retention, as measured in terms of client subscriptions, remained at a rate in excess of 95%.

OPERATING EXPENSES

Cost of Services

During the second quarter of fiscal 2005, cost of services grew 17.0% to $21.3 million from $18.2 million in the prior year period. For the six months ended February 28, 2005, cost of services advanced 20.0% to $43.3 million from $36.1 million in the first half of fiscal 2004. The increase in cost of services for the three months and six months ended February 28, 2005 was caused primarily by the inclusion of expenses from JCF’s operations as well as increases in employee compensation and benefits, data costs and amortization of intangible assets. These increases were partially offset by a reduction in computer-related expenses and communication costs.

Expenses related to employee compensation and benefits for our software engineering and consulting groups rose $1.4 million and $3.7 million for the three and six months ended February 28, 2005 compared to the prior year periods. Employee additions, merit increases, a shift in employees performing activities considered selling, general and administrative and the integration of JCF personnel with existing personnel were the primary drivers of the increase in employee compensation and benefits. Data costs grew $1.5 million and $3.4 million during the three and six months ended February 28, 2005 versus the prior year periods. The rise in data expenses was largely due to new costs from acquisitions included for the first time in second quarter expenses and incremental content costs associated with additional database subscriptions by clients. Amortization of intangibles assets increased in both the second quarter of fiscal 2005 and first half of fiscal 2005 compared to the same periods in fiscal 2004 due to increased amortization expense resulting from our recent acquisitions, principally JCF. Partially offsetting these component increases of cost of services was a decrease in computer-related expenses and communication costs resulting from favorable pricing trends from industry suppliers.

Selling, General and Administrative

For the three months ended February 28, 2005, selling, general, and administrative (SG&A) expenses advanced 29.9% to $28.1 million from $21.7 million in the second quarter of fiscal 2004. For the first half of fiscal 2005, selling, general, and administrative expenses rose 29.4% to $54.4 million from $42.0 million in the six months ended February 29, 2004. In addition to the inclusion of SG&A expenses associated with JCF’s operations, higher employee compensation and benefits costs related to our employees other than our software engineers and consultants, increased travel and promotion, higher rent expense and amortization of leasehold improvements related to our various office facilities, offset by a reduction in miscellaneous expenses, were the main causes for the increase during the three and six months ended February 28, 2005.

Employee compensation and benefits expense expanded $4.8 million and $8.3 million during the second quarter and first half of fiscal 2005 compared to the prior year periods. The increase can be primarily attributed to more employees classified as SG&A over the past twelve months and the integration of JCF personnel as of the beginning of this most recent quarter. Travel and promotional expenses grew $1.2 million and $2.3 million during the three and six months ended February 28, 2005 as compared to the prior year periods. Travel and promotional expenses rose from new costs arising from the JCF acquisition and from our global sales conference held during the second quarter of fiscal 2005. Rent expense and amortization of leasehold improvements grew $1.1 million and $2.4 million in the three and six months ended February 28, 2005 versus the same period a year ago. These expenses increased primarily as a result of the consolidation of our three Connecticut offices into our new headquarters facility in Norwalk, Connecticut in late August 2004. Miscellaneous expenses declined in the second quarter and first half of fiscal 2005 compared to the prior year periods due to the reduction of certain non-income tax accruals after formal discussions with state tax authorities during the first six months of fiscal 2005.

Operating Margin

Second quarter 2005 operating margin was 35.3% compared to 35.0% for the same period in 2004. The operating margin for the first six months of fiscal 2005 was 35.1% compared to 35.3% in the first half of fiscal 2004. The increase in the operating margin during the second fiscal quarter of 2005 is largely due to decreases in computer-related costs, communication costs and miscellaneous expenses, partially offset by increases in employee compensation and benefits, data costs and amortization of intangible assets as a percentage of total revenues. The decrease in the operating margin during the first six months of fiscal 2005 was the result of increases in employee compensation and benefits, data costs, travel and promotional expenses and amortization of intangible assets, partially offset by decreases in computer-related costs, communication costs and miscellaneous expenses as a percentage of total revenues.

Income Taxes

For the three and six months ended February 28, 2005, income tax expense grew to $10.1 and $19.7 million from $7.5 and $15.3 million in the comparable prior year periods. The effective tax rate for the second quarter of fiscal 2005 was 37.0% versus 33.6% in the prior year period. The effective tax rate for the first six months of fiscal 2005 was 37.0% versus 34.8% in the prior year period. The increase in the effective tax rate is due to changes in federal tax legislation as well as an increase in the number of states in which the Company is considered to be conducting business. Included in the effective tax rate in the three and six months ended February 29, 2004 was a tax benefit of $776,000 recognized in the quarter ended February 29, 2004, which related primarily to the settlement of prior year tax returns for certain state credits.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance under FAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We are currently evaluating the effects of the repatriation provision; however, we do not expect to complete this evaluation until after Congress or the Treasury Department provides clarification on key elements of the repatriation provision. We do not expect the adoption of these provisions to have a material impact on our financial position, results of operations or cash flows.

Business Combinations

On January 4, 2005, we acquired TrueCourse, Inc., a provider of corporate takeover defense intelligence, for $7.7 million. The purchase price includes a payment of $6.0 million and 44,613 shares of our common stock valued at $1.7 million. The number of shares of common stock was determined based on the five day average of the market closing price of our common stock prior to the acquisition date, including January 4, 2005. TrueCourse provides a proprietary database of corporate takeover defense profiles to investment banks, institutional money managers and law firms. This acquisition is consistent with our strategy of controlling access to critical content used by our clients. This factor contributed to a purchase price in excess of fair value of the TrueCourse net tangible and intangible assets. As a result, we have recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is 6.1 years. Goodwill generated from the TrueCourse acquisition is deductible for income tax purposes.

The preliminary purchase price allocation is as follows (in thousands):

THOUSANDS	January 4, 2005
Tangible assets	$430
Amortizable intangible assets:
Customer relationships	736
Software technology	298
Data content	919
Trade name	191
Non-compete agreements	132
Goodwill	5,348

Total assets acquired	8,054
Liabilities assumed	(338)

Net assets acquired	$7,716

Operating results of TrueCourse have been included in our financial statements from the date of acquisition. Pro forma statements of income have not been presented because the effect of this acquisition was not material on our consolidated financial results.

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, we acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. (“DDS”), the Netherlands holding company that owns all the stock of the JCF Group of Companies (“JCF”), in exchange for 385,601 shares of Common Stock of FactSet Research Systems Inc. and €40,000,000 in cash. The number of shares of common stock was determined based on the five day average closing market price of our common stock surrounding the announcement date. In addition, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met by August 31, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with our strategy of controlling access to critical content used by our clients. This factor contributed to a purchase price in excess of fair value of the JCF net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

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

Goodwill totaling $47.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated by the JCF acquisition is not deductible for income tax purposes.

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

	Three Months Ended February 29, 2004	Six Months Ended February 29, 2004
Revenues	$65,882	$128,567
Net income	$14,949	$28,484
Basic earnings per common share	$0.30	$0.56
Diluted earnings per common share	$0.29	$0.54

Liquidity

Cash generated by operating activities in the first six months of fiscal 2005 was $18.3 million, a decrease of $14.5 million over the comparable period in last fiscal year. The decrease in cash flow from operating activities was mainly due to growth in accounts receivable, reduced landlord contributions, decreases in accounts payable and lower current taxes payable partially offset by higher levels of net income as adjusted for non-cash items, increased deferred fees and greater income tax benefits derived from employee exercises of stock options.

The increase in accounts receivable was driven by our transition to Goldman Sachs & Co. as our sole clearing broker effective January 1, 2005, additional time necessary to implement a new subscription order entry system and JCF’s practice to invoice clients in advance of services.

FactSet Data Systems, our broker dealer subsidiary, has employed Goldman Sachs & Co. (“Goldman”) to clear our client’s trades as of January 1, 2005. The levels of trading activity was below our historical norms during January and February of 2005 as some clients were still opening new accounts and establishing new trading relationship contacts within Goldman. Client payments through Goldman were $4.0 million below our historical average for a two month period ending February 28th.

During the 2nd quarter of fiscal 2005, a new subscription order entry system was put into service. Additional time was required to verify subscriptions orders were properly recorded. This important step delayed mailing of client invoices dated January 31st by 14 days. The Company chose to replace our ten year old order entry system as part of the plan for compliance with Section 404 of the Sarbanes Oxley Act of 2002.

As previously reported, FactSet acquired JCF Group of Companies on September 1, 2004. JCF invoices its clients annually in advance and, at the time of invoicing, a receivable is recorded. Forty-two percent of JCF’s clients were invoiced in advance during the second quarter of fiscal 2005. We expect receivables from JCF clients to decline as this peak of advanced billings is cycled through the normal payment process.

In comparing our account receivable aging between November 30, 2004 and February 28 2005, 30% percent of the accounts receivable increase during the quarter is less than thirty days old and 77% is less than sixty days old. Our actual bad debt write offs has and continues to be extremely low.

Capital Expenditures

Capital expenditures for the six months ended February 28, 2005 totaled $9.0 million. Approximately one-quarter of the capital expenditures related to the purchase of technology assets while the remainder was directed toward the acquisition of leasehold improvements and furniture and fixtures, primarily for our new headquarters facility in Norwalk, Connecticut.

Financing Operations and Capital Needs

Cash, cash equivalents and investments totaled $63.4 million or 21.2% of the Company’s total assets at February 28, 2005. Our cash, cash equivalents and investments declined year over year as a result of the acquisitions of TrueCourse, JCF and CallStreet, coupled with the expenditures required to build out our new headquarters facility as well as our repurchase of 1,500,000 shares of our common stock from one of our co-founders at an aggregate cost of $38.1 million during the third quarter of fiscal 2004. All our operating and capital expense requirements were financed entirely from cash generated from our operations. We have no outstanding indebtedness.

Revolving Credit Facilities

In fiscal 2005, we renewed our three-year credit facility and continued to maintain our existing 364-day revolving credit facility. The credit facilities are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.1 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2005. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchase Program

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,500,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the first half of fiscal 2005, we did not repurchase any shares. Since the inception of the stock repurchase program, we have purchased approximately 1,158,000 shares at an average cost of $17.76 per share under this program.

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

Stock-Based Compensation

We follow the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of our stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for our stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three and six months ended February 28, 2005 and February 29, 2004:

	Three Months Ended		Six Months Ended
(In Thousands, except per share data)	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income, as reported	$17,170	$14,737	$33,567	$28,645

Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,783)	(1,976)	(3,666)	(3,399)
Pro forma net income	$15,387	$12,761	$29,901	$25,246

Basic - as reported	$0.36	$0.30	$0.70	$0.57

Basic - pro forma	$0.32	$0.26	$0.63	$0.50

Diluted - as reported	$0.34	$0.29	$0.67	$0.55

Diluted - pro forma	$0.31	$0.25	$0.60	$0.48

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for the grant in the first six months of fiscal 2005 and 2004:

STOCK OPTION PLANS
Six months ended	February 28, 2005	February 29, 2004
Risk-free interest rate	3.51%	2.57%
Expected life	5.4 years	4.1 years
Expected volatility	46%	50%
Dividend yield	0.5%	0.7%

EMPLOYEE STOCK PURCHASE PLAN
Six months ended	February 28, 2005	February 29, 2004
Risk-free interest rate	2.52%	0.97%
Expected life	3 months	3 months
Expected volatility	33%	28%
Dividend yield	0.5%	0.6%

New Accounting Pronouncements

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

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, which provides interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We are currently assessing the impact of SAB 107 on our implementation and adoption of SFAS 123R.

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

Forward-Looking Factors

Business Outlook

The following forward-looking statements reflect our expectations as of April 11, 2005. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2005 Expectations

•	Revenues are expected to range between $77.0 million and $80.0 million

•	Operating margins are expected to range between 34.0% and 35.0%.

•	The effective tax rate is expected to range between 36.8% and 37.4%.

Full Year Fiscal 2005

•	Capital expenditures should total approximately $22.0 million.

Recent Developments

Ernest S. Wong, on March 1, 2005, stepped down from his position as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of FactSet. On March 1, 2005, Peter G. Walsh was appointed Chief Financial Officer and Treasurer of the Company.

On March 1, FactSet entered into a resignation, separation of employment and general release agreement with Ernest S. Wong, the Company’s former Chief Financial Officer, pursuant to that agreement, Mr. Wong will continue to be an employee of the Company until December 30, 2005. During that period he will provide advisory and consultative services to the finance department. Under the terms of the agreement, Mr. Wong received: (i) a payment of $112,500 on or before March 4, 2005; and will receive (ii) periodic payments totaling approximately $134,000 on or before December 30, 2005; and (iii) approximately $5,500 on December 30, 2005. In addition, the agreement provides for a release of claims by Mr. Wong and the Company and other terms and conditions customary for agreements of this nature.

On March 1, an oral agreement between the Company and Peter G. Walsh, the Company’s Chief Financial Officer, became effective that amended an existing letter agreement with the Company dated September 20, 1999 (the “Letter Agreement”). Under the terms of the amendment, Mr. Walsh’s annual salary will increase to $225,000, his bonus opportunity will range from $250,000 to $300,000 for fiscal year 2005 and he is expected to be the fourth ranked officer of the Company. In addition, Mr. Walsh will be granted options for FactSet common stock with a grant value of approximately $2 million, such grant to be issued at the time of regular option grants for fiscal year 2005, after approval by the Company’s board of directors. The amendment reaffirmed the Letter Agreement, which remains in effect and which can be superseded by a written agreement only if all other officers of the Company ranked more highly than Mr. Walsh also enter into written employment agreements with the Company. The Letter Agreement grants to Mr. Walsh: (i) a payment equal to his compensation in the prior twelve months if his employment is terminated without cause; and (ii) a payment equal to twice his compensation in the prior twelve months and benefits for 24 months in the event of a change of control of the Company.

Recent Market Trends

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example S&P 500, Russell 2000®, Nasdaq Composite®, and MSCI European Index) have experienced significant volatility during the past five years. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of terrorist activities or rising energy prices could undermine any potential continued economic recovery. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. A policy of persistent interest rate increases adopted by the Federal Reserve Bank and/or continued inflationary pressures could derail the current economic recovery and adversely affect the operations of our clients. In addition, changes to regulations regarding soft dollar payments could have a negative impact on our operations.

The fair market value of our investment portfolio at the February 28, 2005 was $26.0 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

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

Part II OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on December 21, 2004.

1.	Three nominees to the Board of Directors were elected:

Director	Term	For	Withhold Authority
Joseph E. Laird	3 yrs.	28,664,242	1,554,557

James J. McGonigle	3 yrs.	28,921,303	1,297,496

Charles J. Snyder	3 yrs.	29,070,684	1,148,115

2.	To approve the 2004 Stock Option and Award Plan

For	21,680,553

Not for	4,262,747

Abstain	890,333

No Vote	3,385,166

3.	The appointment of PricewaterhouseCoopers LLP as the registered public accounting firm for the Company was ratified:

For	29,492,788

Not for	705,403

Abstain	20,608

Item 6.	Exhibits

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION
10.1	Resignation, Separation of Employment and General Release Agreement dated as of March 1, 2005, between FactSet Research Systems Inc. and Ernest S. Wong

10.2	Severance Agreement dated as of September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh

10.3	Second Amendment to Three Year Credit Agreement, dated November 30, 2004

10.4	Fifth Amendment to 364-Day Credit Agreement, dated November 30, 2004

10.5	Amendment to 364-Day Credit Agreement, dated March 23, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. Registrant

Date: April 11, 2005	/s/ PETER G. WALSH
Peter G. Walsh Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER
10.1	Resignation, Separation of Employment and General Release Agreement dated as of March 1, 2005, between FactSet Research Systems Inc. and Ernest S. Wong

10.2	Severance Agreement dated as of September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh

10.3	Second Amendment to Three Year Credit Agreement, dated November 30, 2004

10.4	Fifth Amendment to 364-Day Credit Agreement, dated November 30, 2004

10.5	Amendment to 364-Day Credit Agreement, dated March 23, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer