Form 10-Q
period 2005-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2005-07-11
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2005

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

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 31, 2005, was 47,872,882.

FactSet Research Systems Inc.

Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Revenues	$79,342	$63,600	$229,877	$184,228

Cost of services	23,770	18,394	67,070	54,464
Selling, general and administrative	28,205	23,375	82,563	65,391

Total operating expenses	51,975	41,769	149,633	119,855

Income from operations	27,367	21,831	80,244	64,373
Other income	316	223	700	1,644

Income before income taxes	27,683	22,054	80,944	66,017
Provision for income taxes	8,132	7,367	27,826	22,685

Net income	$19,551	$14,687	$53,118	$43,332

Basic earnings per common share	$0.41	$0.31	$1.11	$0.89

Diluted earnings per common share	$0.39	$0.30	$1.06	$0.85

Weighted average common shares (Basic)	48,044	46,784	47,879	48,958

Weighted average common shares (Diluted)	49,993	48,823	50,120	51,136

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME–Unaudited

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income	$19,551	$14,687	$53,118	$43,332
Change in unrealized gain (loss) on investments, net of taxes	63	(155)	82	(230)
Foreign currency translation adjustment	(4,742)	—	980	—

Comprehensive income	$14,872	$14,532	$54,180	$43,102

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	May 31, 2005	August 31, 2004
(In thousands, except per share data)	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$62,656	$78,580
Investments	27,919	19,524
Receivables from clients and clearing brokers, net	54,183	45,935
Deferred taxes	5,420	5,875
Other current assets	4,423	4,834

Total current assets	154,601	154,748

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	120,698	102,311
Less accumulated depreciation and amortization	(69,774)	(58,402)

Property, equipment and leasehold improvements, net	50,924	43,909

OTHER NON-CURRENT ASSETS
Goodwill	74,466	19,937
Intangible assets, net	27,465	5,944
Deferred taxes	224	3,098
Other assets	2,697	2,291

TOTAL ASSETS	$310,377	$229,927

	May 31, 2005	August 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,369	$21,123
Accrued compensation	13,798	17,328
Deferred fees	17,327	9,530
Dividends payable	2,394	2,182
Current taxes payable	3,319	7,624

Total current liabilities	55,207	57,787

NON-CURRENT LIABILITIES
Deferred taxes	6,851	—
Deferred rent and other non-current liabilities	9,137	7,594

Total liabilities	71,195	65,381

Commitments and contingencies (See Note 5)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value	543	352
Capital in excess of par value	89,342	60,420
Retained earnings	289,407	243,324
Accumulated other comprehensive income (loss)	1,016	(46)
Treasury stock, at cost	(141,126)	(139,504)

Total stockholders’ equity	239,182	164,546

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$310,377	$229,927

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

(In thousands)

	Nine Months Ended May 31, 2005	Nine Months Ended May 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$53,118	$43,332
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,508	10,730
Deferred tax provision (benefit)	2,832	(1,955)
Gain on sale of equipment	—	(235)
Accrued ESOP contribution	—	1,980

Net income adjusted for non-cash items	69,458	53,852
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing brokers, net	(4,402)	(4,035)
Accounts payable and accrued expenses	(5,052)	1,798
Accrued compensation	(1,951)	(758)
Deferred fees and commissions	744	(830)
Current taxes payable	(4,287)	3,942
Landlord contributions to leasehold improvements	965	6,092
Other working capital accounts, net	1,472	(1,219)
Income tax benefits from stock option exercises	5,888	792

Net cash provided by operating activities	62,835	59,634
CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) Sales of investments, net	(8,314)	58,291
Acquisition of businesses, net of working capital acquired	(52,134)	(6,478)
Purchases of property, equipment and leasehold improvements	(16,987)	(12,467)

Net cash (used in) provided by investing activities	(77,435)	39,346
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(6,509)	(5,676)
Repurchase of common stock	(10,996)	(110,515)
Proceeds from employee stock plans	16,230	6,237

Net cash used in financing activities	(1,275)	(109,954)
Effect of exchange rate changes on cash and cash equivalents	(49)	—

Net decrease in cash and cash equivalents	(15,924)	(10,974)
Cash and cash equivalents at beginning of period	78,580	51,126

Cash and cash equivalents at end of period	$62,656	$40,152

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2005

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) provides online integrated database services to the global investment community. The Company combines more than 200 databases and clients’ proprietary data into a single information system. FactSet’s revenues are derived from month-to-month subscriptions to services such as workstations, databases and financial applications.

At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through one clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.

FactSet Limited, FactSet France, Inc., FactSet Europe S.à.r.l, FactSet Europe Limited, FactSet France S.A.S., FactSet GmbH, FactSet JCF S.A.S., FactSet Italia S.r.l., JCF Partners Limited, FactSet Holdings UK Ltd., FactSet Research Limited UK, JCF Development Limited, Decision Data System B.V., FactSet Pacific, Inc., JCF Information (Asia) Pte Limited, LionShares Europe S.A.S., FactSet Mergerstat, LLC (“Mergerstat”), CallStreet, LLC (“CallStreet”) and FactSet TrueCourse, Inc. (“TrueCourse”) are also wholly owned subsidiaries of the Company, with operations in locations including London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France), Boston and Santa Monica, California.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, useful lives of fixed and intangible assets, accrued liabilities, accrued compensation, receivable reserves and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly, in arrears, to reflect the actual services provided. Remaining clients are invoiced annually in advance. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of workstations deployed for such month. A provision is estimated for billing adjustments as a result of cancellation of service or reduction in number of workstations. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

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

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. As of May 31, 2005, the amount of receivables from clients and clearing brokers, net that was unbilled totaled $27.5 million. Since the Company invoices its clients monthly in arrears, the $27.5 million unbilled as of May 31, 2005 was billed at the beginning of June 2005. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company estimates a receivable reserve through analyzing aged client receivables each month and reviewing historical company information, industry trends and general market conditions.

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

Landlord Contributions to Leasehold Improvements

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are included in the Deferred Rent and Other Non-Current Liabilities line item of the Company’s Consolidated Statements of Financial Condition. The current portion of deferred rent and other non-current liabilities is included in the accounts payable and accrued expenses line item of the Company’s Consolidated Statements of Financial Condition. Cash received from landlord contributions to leasehold improvements is classified as operating activities in the Company’s Consolidated Statements of Cash Flows. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain.

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

Foreign Currency

The functional currency of the Company’s international JCF group subsidiaries is the local currency. The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) related to net monetary assets are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

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

Stock-Based Compensation

The Company follows the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company’s stock price on the date of grant; thus no compensation costs are recorded. Had compensation cost for the Company’s stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended May 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income, as reported	$19,551	$14,687	$53,118	$43,332
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,481)	(1,992)	(5,147)	(5,391)
Pro forma net income	$18,070	$12,695	$47,971	$37,941

Basic - as reported	$0.41	$0.31	$1.11	$0.89

Basic - pro forma	$0.38	$0.27	$1.00	$0.77

Diluted - as reported	$0.39	$0.30	$1.06	$0.85

Diluted - pro forma	$0.36	$0.26	$0.96	$0.74

Commencing with the third quarter of fiscal 2005, the Company transitioned from the Black-Scholes options model to a binomial model to estimate the fair value of new stock option grants. Management believes the binomial option pricing model provides a more refined estimate of the fair value of the Company’s employee stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to March 2005. For option grants in March 2005 and thereafter, the fair value of each option grant is estimated on the date of the grant using a binomial option pricing model. The change in model used to estimate the fair value of new stock option grants had an immaterial effect to the Company’s financial statements. The following weighted average assumptions under the Black-Scholes model were used for option grants in the first six months of fiscal 2005 and the first nine months of fiscal 2004:

STOCK OPTION PLANS

	Six Months Ended Feb. 28, 2005	Nine Months Ended May 31, 2004
Risk-free interest rate	3.51%	2.57%
Expected life	5.4 years	4.1 years
Expected volatility	46%	50%
Dividend yield	0.5%	0.7%

The following assumptions under a binomial model were used for stock option grants in the three months ended May 31, 2005:

Three Months Ended May 31, 2005
Risk-free interest rate	2.78%-4.59%
Expected life **	3.7 –4.0 years
Term Structure of Volatility	26%-47%
Dividend yield	0.7%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

For the Company’s employee stock purchase plan, FactSet continues to use the Black-Scholes model to calculate the estimated fair value. The following weighted average assumptions were used for employee stock purchase plan grants in the first nine months of fiscal 2005 and 2004:

EMPLOYEE STOCK PURCHASE PLAN

Nine months ended	May 31, 2005	May 31, 2004
Risk-free interest rate	2.56%	1.01%
Expected life	3 months	3 months
Expected volatility	30%	27%
Dividend yield	0.6%	0.6%

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004) (“FAS 123R”), Share-Based Payment, that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. Management is currently evaluating of the financial impact of adopting FAS 123R for fiscal periods beginning September 1, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, which provides interpretive guidance related to the interaction between FAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. FactSet is currently assessing the impact of SAB 107 on its implementation and adoption of FAS 123R.

3. COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock outstanding were as follows:

In thousands	Nine Months Ended May 31, 2005	Nine Months Ended May 31, 2004
Balance at September 1, 2005 and 2004	46,752	50,490
Common stock issued for employee stock plans	1,087	714
Common stock issued for acquisition of business	430	—
Repurchase of common stock	(396)	(4,609)

Balance at May 31, 2005 and 2004	47,873	46,595

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

During the first nine months of fiscal 2005, FactSet repurchased 342,500 shares at an average cost of $27.71 per share. As a result, the Company has completed the stock repurchase program authorized by the Board of Directors on July 16, 2002. Under the program, FactSet repurchased 1,500,000 shares at an average cost of $20.03 per share.

On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations.

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

On March 21, 2005, the Board of Directors rescinded the resolution it had previously adopted to terminate the FactSet Research Systems Inc. Employee Stock Ownership Plan (the “Plan”), but maintained the portion of its prior resolution that provided that all accounts had become fully vested. By further resolution on the same day, the Board separated the Plan into two parts, one to continue and the other terminated, to allow participants to take advantage of various tax planning opportunities. On June 20, 2005, after all participants had elected to receive a distribution of their shares, either in cash or stock, the Board of Directors terminated the other portion of the Plan as well.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

In thousands, except per share data;	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the Three Months Ended May 31, 2005
Basic EPS
Income available to common stockholders	$19,551	48,044	$0.41
Diluted EPS
Dilutive effect of stock options	—	1,949

Income available to common stockholders	$19,551	49,993	$0.39

For the Three Months Ended May 31, 2004
Basic EPS
Income available to common stockholders	$14,687	46,784	$0.31
Diluted EPS
Dilutive effect of stock options	—	2,039

Income available to common stockholders	$14,687	48,823	$0.30

In thousands, except per share data;	Net Income(Numerator)	Weighted Average Common Shares(Denominator)	Per Share Amount
For the Nine Months Ended May 31, 2005
Basic EPS
Income available to common stockholders	$53,118	47,879	$1.11
Diluted EPS
Dilutive effect of stock options	—	2,241

Income available to common stockholders	$53,118	50,120	$1.06

For the Nine Months Ended May 31, 2004
Basic EPS
Income available to common stockholders	$43,332	48,958	$0.89
Diluted EPS
Dilutive effect of stock options	––	2,178

Income available to common stockholders	$43,332	51,136	$0.85

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, Italy, Luxembourg and the Netherlands. The Asia Pacific segment is headquartered in Japan with office locations in Hong Kong, Australia and Singapore. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computing centers, data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Goodwill and intangible assets of $101.9 million at May 31, 2005, related to six prior acquisitions, is included within the U.S. and European segments. The accounting policies of the segments are the same as those described in Note 2, “Accounting Policies.”

Segment Information

Segment Information In thousands and unaudited	U.S.	Europe	Asia Pacific	Total
For The Three Months Ended May 31, 2005
Revenues from clients	$58,158	$17,296	$3,888	$79,342
Segment operating profit *	18,928	6,060	2,379	27,367
Total assets at May 31, 2005	203,269	102,281	4,827	310,377
Capital expenditures	6,144	1,813	15	7,972
For The Three Months Ended May 31, 2004
Revenues from clients	$50,748	$9,923	$2,929	$63,600
Segment operating profit *	16,617	3,936	1,278	21,831
Total assets at May 31, 2004	190,042	11,646	2,804	204,492
Capital expenditures	5,908	125	29	6,062

For The Nine Months Ended May 31, 2005
Revenues from clients	$168,739	$50,015	$11,123	$229,877
Segment operating profit *	57,920	16,108	6,216	80,244
Capital expenditures	14,580	2,387	20	16,987

For The Nine Months Ended May 31, 2004
Revenues from clients	$147,002	$28,789	$8,437	$184,228
Segment operating profit *	48,381	12,021	3,971	64,373
Capital expenditures	12,111	204	152	12,467

*	Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, data fees and corporate headquarters charges are recorded by the U.S. segment. Goodwill and intangible assets are included in the US and European segments.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in the United States (“US”) in Norwalk, Connecticut; Newark, New Jersey; Boston and Newton, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the US in London; Tokyo; Hong Kong; Sydney; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At May 31, 2005, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases:

In thousands
Years Ended August 31,
2005 (Remainder)	$2,229
2006	9,013
2007	7,078
2008	6,830
2009	6,977
Thereafter	41,697

Minimum lease payments	$73,824

Revolving Credit Facilities

In fiscal 2005, the Company renewed its three-year credit facility and continued to maintain its existing 364-day revolving credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2005. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

6. INTANGIBLE ASSETS AND GOODWILL

The Company’s acquired intangible assets result from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF and TrueCourse businesses in August 2000, April 2001, January 2003, May 2004, September 2004 and January 2005, respectively. The weighted average useful life of the acquired intangible assets is 12.8 years. These intangible assets have no assigned residual values. The gross carrying amounts and accumulated amortization totals related to the Company’s acquired intangible assets were approximately $32,650,000 and $5,185,000 at May 31, 2005 and $8,254,000 and $2,310,000 at August 31, 2004, respectively. Intangible assets are composed of the following:

	May 31, 2005		August 31, 2004
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$5,721	$546	$199	$33
Software technology	5,454	2,005	2,413	1,372
Data content	19,565	2,101	5,235	838
Trade names	1,260	293	52	9
Non-compete agreements	650	240	355	58

Total	$32,650	$5,185	$8,254	$2,310

Amortization expense for intangible assets for the three months ended May 31, 2005 and May 31, 2004 was $1,033,000 and $241,000, respectively. Also, amortization expense for intangible assets for the nine months ended May 31, 2005 and May 31, 2004 was $2,940,000 and $623,000, respectively. Estimated intangible asset amortization expense for fiscal 2005 and the five succeeding years is as follows:

In thousands Fiscal Year	Estimated Amortization Expense
2005 (Remainder)	$1,004
2006	3,932
2007	3,367
2008	2,616
2009	2,469
Thereafter	14,077

Total	27,465

Intangible assets acquired during the nine months ended May 31, 2005 are as follows:

(in thousands)	Amortization Period	Acquisition Cost
Customer relationships	9.4 years	$5,444
Software technology	7.0 years	2,998
Data content	19.2 years	14,118
Trade names	3.6 years	1,192
Non-compete agreements	2.8 years	292

Weighted average/total	14.5 years	$24,044

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2005 are as follows:

(in thousands)	United States	Europe	Total
Balance at August 31, 2004	$19,937	$—	$19,937
Goodwill acquired during the period	5,440	48,205	53,645
Other	—	884	884

Balance at May 31, 2005	$25,377	$49,089	$74,466

“Other” primarily includes the impact of foreign currency translation adjustments.

7. BUSINESS COMBINATIONS

On January 4, 2005, the Company acquired TrueCourse, Inc. (now known as FactSet TrueCourse, Inc.), a provider of corporate takeover defense intelligence, for $7.7 million. The purchase price includes a payment of $6.0 million and 44,613 shares of FactSet common stock valued at $1.7 million. The number of shares of common stock was determined based on the five day average of the market closing price of common stock prior to the acquisition date, including January 4, 2005. TrueCourse provides a proprietary database of corporate takeover defense profiles to investment banks, institutional money managers and law firms. This acquisition is consistent with the Company’s strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the TrueCourse net tangible and intangible assets. As a result, the Company has recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is 6.1 years. Goodwill generated from the TrueCourse acquisition is deductible for income tax purposes.

The preliminary purchase price allocation is as follows (in thousands):

Tangible assets	$430
Amortizable intangible assets:
Customer relationships	644
Software technology	298
Data content	919
Trade name	191
Non-compete agreements	132
Goodwill	5,440

Total assets acquired	8,054
Liabilities assumed	(338)

Net assets acquired	$7,716

Operating results of TrueCourse have been included in the Company’s financial statements from the date of acquisition. Pro forma statements of income have not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, the Company acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. (“DDS”), the Netherlands holding company that owns all the stock of the JCF Group of Companies (“JCF”), in exchange for 385,601 shares of Common Stock of FactSet Research Systems Inc. and €40 million in cash. The number of shares of common stock was determined based on the five day average closing market price of common stock surrounding the announcement date. In addition, up to €5 million of contingent consideration will be payable if certain subscription targets are met by November 1, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with the Company’s strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the JCF net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$51,827
Fair value of FactSet common stock issued	12,093
Direct acquisition costs	2,076

Total purchase price	$65,996

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

Tangible assets acquired	$12,382
Amortizable intangible assets:
Customer relationships	4,800
Software technology	2,700
Data content	13,200
Trade name	1,000
Non-compete agreements	160
Goodwill	48,205

Total assets acquired	82,447
Liabilities assumed	(16,451)

Net assets acquired	$65,996

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

Goodwill totaling $48.2 million, included in the European segment, represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the JCF acquisition is not deductible for income tax purposes.

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

	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004
Revenues	$68,493	$197,060
Net income	$14,918	$43,401
Basic earnings per common share	$0.32	$0.88
Diluted earnings per common share	$0.30	$0.84

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS – Unaudited

	Three Months Ended			Nine Months Ended
In thousands, except per share data	May 31, 2005	May 31, 2004	Change	May 31, 2005	May 31, 2004	Change
Revenues	$79,342	$63,600	24.8%	$229,877	$184,228	24.8%
Cost of services	23,770	18,394	29.2	67,070	54,464	23.1
Selling, general and administrative	28,205	23,375	20.7	82,563	65,391	26.3
Operating income	27,367	21,831	25.4	80,244	64,373	24.7
Net income	19,551	14,687	33.1	53,118	43,332	22.6
Diluted earnings per common share	$0.39	$0.30	30.0%	$1.06	$0.85	24.7%

REVENUES

Revenues for the three months ended May 31, 2005 increased 24.8% to $79.3 million from $63.6 million for the period ended May 31, 2004. Excluding acquisitions since June 2004, revenues grew 15% for the fiscal third quarter of 2005 compared to the prior year period. For the first nine months ended May 31, 2005, revenues advanced 24.8% to $229.9 million from $184.2 million in the prior year period. The increase in revenues was driven by the inclusion of revenues from the operations of the JCF Group of Companies which was acquired on September 1, 2004, as well as continued demand for our value-added applications and databases. More users, client subscriptions to databases and applications such as Marquee and our suite of Portfolio Analytics products were important contributors.

International revenues in the third quarter of fiscal 2005 were $21.2 million, an increase of 65% from $12.8 million in the prior year period. Excluding companies acquired, organic revenues grew 22% from non-US sources for the quarter ended May 31, 2005 compared to a year ago. European revenues advanced 74%, largely due to the inclusion of revenues derived from the JCF acquisition. Asia Pacific revenues grew 33% from the same period a year ago. Revenues from international operations accounted for 26.7% and 20.2% of consolidated revenues for the third quarter of fiscal 2005 and 2004, respectively. Over 90% of our revenues are collected in U.S. dollars.

Demand for our Portfolio Analytics applications rose during the third quarter of fiscal 2005. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. At May 31st, there were 415 clients representing approximately 3,200 users who subscribed to this service. This compares favorably to a total of 370 clients and 2,800 users a year ago.

At May 31, 2005, there were 1,464 clients who subscribed to FactSet services, an increase of 433 clients or 42.0% over the prior 12 months. Included in this rise was the net addition of 329 clients from the acquisition of the JCF Group of Companies. Passwords, a measure of users of our services, advanced to 24,000 users as of May 31, 2005, up from 19,900 at the end of the third quarter of fiscal 2004. Approximately 2,000 of these passwords related to the acquisition of JCF. Approximately 25% of revenue is generated from investment banking clients, while the remaining revenue is derived from investment management clients.

Total client subscriptions at the end of May 2005 rose to $317.9 million, an increase of 21.8% from May 31, 2004. Subscriptions at a given point in time represent the forward-looking subscription revenues for the next twelve months from all services currently being supplied to our clients. At quarter end, the average subscription per client was $217,000, a decrease of 14.2% from an average of $253,000 a year ago. This decline was caused by the inclusion in the first quarter of fiscal 2005 of JCF’s clients, whose average subscription levels have been significantly lower than FactSet’s historical client base. International subscriptions were $84.8 million, representing 26.7% of total client subscriptions.

JCF clients are billed in local currencies such as the British pound sterling and the Euro in their native foreign jurisdictions. Volatility in these and other currency may have either positive or negative effects on our total reported revenues. Presently, we do not engage in any currency hedging to mitigate any foreign currency volatility. The effect of currency movements on the third quarter’s revenue was immaterial.

No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At May 31, 2005, client retention, as measured in terms of client subscriptions, remained at a rate in excess of 95%.

OPERATING EXPENSES

Cost of Services

During the three months ended May 31, 2005, cost of services increased 29.2% to $23.8 million from $18.4 million in the comparable prior year period. For the first nine months of fiscal 2005, cost of services advanced 23.1% to $67.1 million from $54.5 million in the nine months ended May 31, 2004. The growth in cost of services for the three and nine months ended May 31, 2005 was caused primarily by the inclusion of expenses from JCF’s operations as well as increases in employee compensation and benefits, data costs and amortization of intangible assets offset by lower communication costs and depreciation on computer related equipment.

Expenses related to employee compensation and benefits for our software engineering and consulting groups rose $1.9 million and $5.6 million for the three and nine months ended May 31, 2005 compared to the prior year periods. Employee additions, merit increases, a shift in employees performing activities considered selling, general and administrative and the integration of JCF personnel with existing personnel were the primary drivers of the increase in employee compensation and benefits. Data costs grew $3.1 million and $6.5 million during the three and nine months ended May 31, 2005 versus the prior year periods. The rise in data expenses was largely due to new costs from acquisitions included for the first time in third quarter expenses and incremental content costs associated with additional database subscriptions by clients. Amortization of intangibles assets increased in both the three and nine months ended May 31, 2005 compared to the same periods in fiscal 2004 due to increased amortization expense resulting from our recent acquisitions, principally JCF. Partially offsetting these component increases of cost of services was a reduction in communication costs and depreciation on computer-related equipment resulting from favorable pricing trends from industry suppliers.

Selling, General and Administrative

For the third quarter of fiscal 2005, selling, general, and administrative (SG&A) expenses grew 20.7% to $28.2 million from $23.4 million in the third quarter of fiscal 2004. For the nine months ended May 31, 2005, selling, general, and administrative expenses rose 26.3% to $82.6 million from $65.4 million in the first nine months of fiscal 2004. In addition to the inclusion of SG&A expenses associated with JCF’s operations, higher employee compensation and benefits costs related to our employees other than our software engineers and consultants, increased travel and promotion, higher amortization of leasehold improvements related to our various office facilities, growth in professional fees, offset by a reduction in miscellaneous expenses, were the main causes for the rise during the three and nine months ended May 31, 2005.

Employee compensation and benefits expense rose $3.0 million and $11.3 million during the third quarter and first nine months of fiscal 2005 compared to the prior year periods. The increase can be primarily attributed to more employees classified as SG&A over the past twelve months and the integration of JCF personnel as of the beginning of the fiscal 2005. Travel and promotional expenses expanded $600,000 and $2.9 million during the three and nine months ended May 31, 2005 as compared to the prior year periods. Travel and promotional expenses rose due to new costs arising from the JCF acquisition, increased travel by the sales and consulting groups and from our global sales conference held during the second quarter of fiscal 2005. Amortization of leasehold improvements grew $600,000 and $1.8 million in the three and nine months ended May 31, 2005 versus the same period a year ago. These expenses increased primarily as a result of the consolidation of our three Connecticut offices into our new headquarters facility in Norwalk, Connecticut in late August 2004. Miscellaneous expenses declined in the third quarter and first nine months of fiscal 2005 compared to the prior year periods due to a non-recurring reserve recorded in the third quarter of fiscal 2004 and the reduction of certain non-income tax accruals after formal discussions with state tax authorities during the first nine months of fiscal 2005.

Operating Margin

Third quarter 2005 operating margin was 34.5% compared to 34.3% for the same period in 2004. The operating margin for the first nine months of fiscal 2005 and 2004 was 34.9%. The increase in the operating margin during the third fiscal quarter of 2005 is largely due to decreases in employee compensation, communication costs, depreciation on computer-related equipment, and miscellaneous expenses, partially offset by increases in data costs, amortization of intangible assets and amortization of furniture and leasehold improvements as a percentage of total revenues.

Income Taxes

For the three and nine months ended May 31, 2005, income tax expense grew to $8.1 million and $27.8 million from $7.4 and $22.7 million in the comparable prior year periods. The effective tax rate for the third quarter of fiscal 2005 was 29.4%

versus 33.4% in the prior year period. Included in the effective tax rate for the three months ended May 31, 2005 were income tax benefits amounting to $1.9 million relating to the final settlement of prior year tax returns and additional federal and state tax planning. Without this income tax benefit, the effective tax rate for the third quarter of fiscal 2005 was 36.3%. The effective tax rate for the first nine months of fiscal 2005 and 2004 was 34.4%.

In December 2004, the FASB issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The FSP provides guidance under FAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No 109-2 states that companies are allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We are currently evaluating the effects of the repatriation provision. We do not expect to complete this evaluation until after Congress or the Treasury Department provides clarification on key elements of the repatriation provision. We do not expect the adoption of these provisions to have a material impact on our financial position, results of operations or cash flows.

Business Combinations

On January 4, 2005, we acquired TrueCourse, Inc., a provider of corporate takeover defense intelligence, for $7.7 million. The purchase price includes a payment of $6.0 million and 44,613 shares of our common stock valued at $1.7 million. The number of shares of common stock was determined based on the five day average of the market closing price of common stock prior to the acquisition date, including January 4, 2005. TrueCourse provides a proprietary database of corporate takeover defense profiles to investment banks, institutional money managers and law firms. This acquisition is consistent with our strategy of controlling access to critical content used by our clients. This factor contributed to a purchase price in excess of fair value of the TrueCourse net tangible and intangible assets. As a result, we have recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is 6.1 years. Goodwill generated from the TrueCourse acquisition is deductible for income tax purposes.

The preliminary purchase price allocation is as follows (in thousands):

Tangible assets	$430
Amortizable intangible assets:
Customer relationships	644
Software technology	298
Data content	919
Trade name	191
Non-compete agreements	132

Goodwill	5,440
Total assets acquired	8,054
Liabilities assumed	(338)

Net assets acquired	$7,716

Operating results of TrueCourse have been included in our financial statements from the date of acquisition. Pro forma statements of income have not been presented because the effect of this acquisition was not material on our consolidated financial results.

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, we acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. (“DDS”), the Netherlands holding company that owns all the stock of the JCF Group of Companies (“JCF”), in exchange for 385,601 shares of Common Stock of FactSet Research Systems Inc. and €40 million in cash. The number of shares of common stock was determined based on the five day average closing market price of our common stock surrounding the announcement date. In addition, up to €5 million of contingent consideration will be payable if certain subscription targets are met by November 1, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with our strategy of controlling access to critical content used by our clients.

This factor contributed to a purchase price in excess of fair value of the JCF net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$51,827
Fair value of FactSet common stock issued	12,093
Direct acquisition costs	2,076

Total purchase price	$65,996

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

Tangible assets acquired	$12,382
Amortizable intangible assets:
Customer relationships	4,800
Software technology	2,700
Data content	13,200
Trade name	1,000
Non-compete agreements	160
Goodwill	48,205

Total assets acquired	82,447
Liabilities assumed	(16,451)

Net assets acquired	$65,996

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

Goodwill totaling $48.2 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated by the JCF acquisition is not deductible for income tax purposes.

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

	Three Months Ended May 31, 2004	Nine Months Ended May 31, 2004
Revenues	$68,493	$197,060
Net income	$14,903	$43,386
Basic earnings per common share	$0.32	$0.88
Diluted earnings per common share	$0.30	$0.84

Liquidity

Cash generated by operating activities in the first nine months of fiscal 2005 was $62.8 million, an increase of $3.2 million over the comparable period in last fiscal year. The increase in cash flow from operating activities was mainly due to higher levels of net income as adjusted for non-cash items, increased deferred fees, lower deferred tax assets and greater income tax benefits derived from employee exercises of stock options partially offset by a decrease in accounts payable and accrued expenses, lower current taxes payable and reduced landlord contributions received in the current fiscal year.

Capital Expenditures

Capital expenditures for the first nine months of fiscal 2005 totaled $17.0 million. Approximately one-third of the capital expenditures related to the purchase of technology assets while the remainder was directed toward the acquisition of leasehold improvements and furniture and fixtures, primarily for our new headquarters facility in Norwalk, Connecticut.

Financing Operations and Capital Needs

Cash, cash equivalents and investments amounted to $90.6 million or 29.2% of the Company’s total assets at May 31, 2005. Cash, cash equivalents and investments declined year over year as a result of the acquisitions of TrueCourse and JCF, coupled with the expenditures required to build out our new headquarters facility as well as our repurchase of 396,000 common shares during the last twelve months. All our operating and capital expense requirements were financed entirely from cash generated from our operations. We have no outstanding indebtedness.

Revolving Credit Facilities

In fiscal 2005, we renewed our three-year credit facility and continued to maintain our existing 364-day revolving credit facility. The credit facilities are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2005. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Share Repurchase Program

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of common stock. The timing of this authorization corresponds to the completion in the third fiscal quarter of 2005 of the 1,500,000 share repurchase program approved in July 2002. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. We intend to fund our share repurchases with cash on hand and cash generated from future operations.

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of our outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,500,000 shares of our common stock. The program established no minimum number of shares for repurchase. During the first nine months of fiscal 2005, we repurchased 342,500 shares at an average cost of $27.71 per share. We have completed the stock repurchase program authorized on July 16, 2002. Under the program, we repurchased 1,500,000 shares at an average cost of $20.03 per share.

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

Stock-Based Compensation

We follow the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, we account for our stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of our stock price on the date of grant; thus no compensation costs are recorded. Had compensation costs for our stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, our net income and earnings per share would have been reduced to the following pro forma amounts for the three and nine months ended May 31, 2005 and 2004:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Net income, as reported	$19,551	$14,687	$53,118	$43,332
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1,481)	(1,992)	(5,147)	(5,391)
Pro forma net income	$18,070	$12,695	$47,971	$37,941

Basic - as reported	$0.41	$0.31	$1.11	$0.89

Basic - pro forma	$0.38	$0.27	$1.00	$0.77

Diluted - as reported	$0.39	$0.30	$1.06	$0.85

Diluted - pro forma	$0.36	$0.26	$0.96	$0.74

Commencing with the third quarter of fiscal 2005, we transitioned from the Black-Scholes model to a binomial model to estimate the fair value of new stock option grants. We believe the binomial option pricing model provides a more refined estimate of the fair value of our employee stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to March 2005. For option grants in March 2005 and thereafter, the fair value of each option grant is estimated on the date of the grant using a binomial option pricing model. The change in model used to estimate the fair value of new stock option grants had an immaterial effect to our financial statements. The following weighted average assumptions under the Black-Scholes model were used for option grants in the first six months of fiscal 2005 and the first nine months of fiscal 2004:

STOCK OPTION PLANS

	Six Months Ended Feb. 28, 2005	Nine Months Ended May 31, 2004
Risk-free interest rate	3.51%	2.57%
Expected life	5.4 years	4.1 years
Expected volatility	46%	50%
Dividend yield	0.5%	0.7%

The following assumptions under the Binomial model were used for stock option grants in the three months ended May 31, 2005:

Three Months Ended May 31, 2005
Risk-free interest rate	2.78%-4.59%
Expected life **	3.7 – 4.0 years
Term Structure of Volatility	26%-47%
Dividend yield	0.7%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

For our employee stock purchase plan, we continue to use the Black-Scholes model to calculate the estimated fair value. The following weighted average assumptions were used for employee stock purchase plan grants in the first nine months of fiscal 2005 and 2004:

EMPLOYEE STOCK PURCHASE PLAN

Nine months ended	May 31, 2005	May 31, 2004
Risk-free interest rate	2.56%	1.01%
Expected life	3 months	3 months
Expected volatility	30%	27%
Dividend yield	0.6%	0.6%

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004) (“FAS 123R”), Share-Based Payment, that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company’s adoption date. We are currently evaluating of the financial impact of adopting FAS 123R for fiscal periods beginning September 1, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, which provides interpretive guidance related to the interaction between FAS 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment arrangements. We are currently assessing the impact of SAB 107 on our implementation and adoption of FAS 123R.

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

Forward-Looking Factors

Business Outlook

The following forward-looking statements reflect our expectations as of June 21, 2005. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2005 Expectations

•	Revenues are expected to range between $80.0 million and $82.0 million

•	Operating margins are expected to range between 34.0% and 35.0%.

•	The effective tax rate is expected to range between 36.0% and 36.4%.

Full Year Fiscal 2005

•	Capital expenditures should total approximately $22.0 million.

Recent Developments

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of common stock. The timing of this authorization corresponds to the completion in the third fiscal quarter of 2005 of the 1.5 million share repurchase program approved in July 2002. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations.

On June 20, 2005, the Board of Directors terminated the only remaining portion of the FactSet Research Systems Inc. Employee Stock Ownership Plan. All parts of the Plan have now been terminated.

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

The fair market value of our investment portfolio at the May 31, 2005 was $27.9 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls, subsequent to the date of such evaluation.

Part II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
March 1, 2005 – March 31, 2005	0	0	0	342,500
April 1, 2005 – April 30, 2005	0	0	0	342,500
May 1, 2005 – May 31, 2005	342,500	$27.71	342,500	0

	342,500		342,500

On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations.

On July 16, 2002, the Board of Directors authorized a share repurchase program to acquire shares of FactSet’s outstanding common stock in open market or negotiated transactions. This program authorized the repurchase of up to 1,500,000 shares of its common stock. The program established no minimum number of shares for repurchase. During the first nine months of fiscal 2005, FactSet repurchased 342,500 shares at an average cost of $27.71 per share. The Company has completed the stock repurchase program authorized on July 16, 2002. Under the program, FactSet repurchased 1,500,000 shares at an average cost of $20.03 per share.

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

Item 6.	Exhibits

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. Registrant

Date: July 11, 2005	/s/ PETER G. WALSH
Peter G. Walsh Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer