Form 10-K
period 2005-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2005-11-14
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2005
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 1-11869

FACTSET RESEARCH SYSTEMS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3362547 (I.R.S. Employer Identification No.)

601 Merritt 7 Norwalk, Connecticut 06851
(Address of principal executive office, including zip code)

Registrant's telephone number, including area code: (203) 810-1000

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

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant's common stock on February 28, 2005, as reported by the New York Stock Exchange on that date, was $1,089,312,117.

The number of shares outstanding of the registrant's common stock, as of October 24, 2005, was 48,373,054.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated November 14, 2005, for the Fiscal 2005 Annual Meeting of Shareholders to be held on December 20, 2005, are incorporated by reference into Part III.

FACTSET RESEARCH SYSTEMS INC.
FORM 10-K
 For The Fiscal Year Ended August 31, 2005

PART I

PART II

PART III

ITEM 10.	Directors and Executive Officers of the Registrant	41
ITEM 11.	Executive Compensation	41
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
ITEM 13.	Certain Relationships and Related Transactions	41
ITEM 14.	Principal Accountant Fees and Services	41

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules	42
Signatures		44

Part I

ITEM 1. BUSINESS

FactSet Research Systems Inc. (the "Company" or "FactSet") supplies financial intelligence to the global investment community. FactSet applications support and make more efficient an array of workflows for buy and sell side professionals. These professionals include portfolio managers, research analysts, performance analysts, marketing professionals, sell-side equity research professionals and investment bankers. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alpha and backtesting, portfolio optimization and real-time news and quotes.

The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe into a single online platform of information and analytics. Clients have simultaneous access to content from all the sources, which they can combine and utilize in any FactSet applications. FactSet also is fully integrated with popular Microsoft Office applications such as Excel, Word and PowerPoint and allows for extensive custom reports.

The Company aggregates third-party content from over 50 database suppliers. FactSet seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data, when possible. Third-party content contracts have varying lengths and normally can be terminated on one year's notice at predefined dates. Third-party content fees are either billed directly to FactSet or the Company's clients. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet has historically focused on integrating third-party content into the Company's system. A large number of FactSet's content suppliers are in direct competition with each other and in some cases, with FactSet. As the financial information industry has consolidated over the past several years, it has become increasingly evident that, strategically, FactSet must be in a position to control access to critical content to its clients that is not available from a third-party at attractive terms. Toward that end, FactSet continues to pursue mutually beneficial partnerships with long-time third-party data providers. However, if necessary, FactSet is committed to acquiring or building content sets on its own. Since 2001, the Company has acquired five content businesses - Lionshares, Mergerstat, CallStreet, JCF and TrueCourse - and has fully integrated their data sets into the Company's system, while at the same time continuing to invest in development of third-party data feeds across all content areas. The net effect of this strategy to date has been to increase the accessibility of data to the financial industry and to improve the quality of the data for its clients.

During fiscal 2005 the Company completed two content-related acquisitions. On January 4, 2005, the Company acquired TrueCourse, Inc. (now known as FactSet TrueCourse, Inc.), a provider of corporate takeover defense intelligence. TrueCourse provides a proprietary database of corporate takeover defense profiles to investment banks, institutional money managers and law firms. This acquisition is consistent with the Company's strategy of controlling access to critical content used by its clients that is not readily available from third-party suppliers. The product has been completely integrated into FactSet's applications.

On September 1, 2004, FactSet closed its acquisition of the JCF Group of companies ("JCF"). JCF, headquartered in Paris, France, provides a global database of broker detail and consensus earnings estimates and other financial projections to the professional investment community. In Europe, JCF's reputation for quality has been the major reason for that group's emergence in recent years as a prominent player in the broker estimate space. JCF provides access to its proprietary content set via JCF Quant, a Microsoft® Windows-based application, as well as via electronic data feeds. The JCF database has been integrated into FactSet Directions, the Company's online application, and has been made available to FactSet's clients on a subscription basis. With the acquisition, FactSet has provided its clients with an additional option for European based companies in this important content area. FactSet will continue to invest in the Company's collection efforts to provide a premium estimate database with global coverage.

The Company also completed an acquisition in fiscal 2005 to enhance applications that support clients' workflows. On August 1, 2005, FactSet acquired all the outstanding capital stock of Derivative Solutions Inc. ("DSI"). This acquisition will enhance the Company's fixed income offerings and security modeling capabilities. While the Company continues to market the DSI product and services, FactSet plans to more fully develop its fixed income functionality in the portfolio analysis workstation. At the time of the acquisition, FactSet's services were predominately utilized by equity investment professionals. We expect that the DSI acquisition will improve the balance between services to equity and fixed income professionals.

The Company's private wide area network provides clients with access to the Company's data centers. FactSet's wide area network provides a high-speed direct link between the client's local network and the data content and powerful applications found on the Company's mainframes. The large majority of clients pay a monthly subscription fee for the right to access the Company's system through the private wide area network.

A significant part of the Company's strategy to maintain long-term client relations involves both consulting services and client training. Clients are encouraged to utilize the FactSet service team as an extension of their staff. The Company's call center operates 24x7x365 and in person client visits are conducted regularly to enhance service and value of the FactSet products. The Company strongly encourages its clients to take part in the training programs, conducted either at the client's location or a FactSet office. FactSet's training programs are designed to give clients a comprehensive understanding of the service. The training programs supplement the consulting services available around the clock through the Company's Help Desk.

FactSet competes in the global financial information services industry, which includes both large and well-capitalized companies, as well as smaller, niche firms. International and domestic competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet system. Competitors and competitive products in the United States include online, CD-ROM, and Internet database suppliers and integrators and their applications, such as The Thomson Corporation including Datastream, Reuters Group PLC, Bloomberg L.P., Standard and Poors (a subsidiary of The McGraw-Hill Companies) including Compustat and Capital IQ Inc., Wilshire, Frank Russell, Market QA, MSCI, Barra Inc. and RIMES. Many of these firms offer products or services which are similar to those sold by the Company.

Demand for Portfolio Analytics continues to increase. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. At August 31, 2005, there were 425 clients representing approximately 3,300 users who subscribed to this service. This compares favorably to a total of 385 clients and 2,900 users a year ago. There were many enhancements to the Portfolio Analytics suite during fiscal 2005. Among these was the release of an improved version of SPAR (Style, Performance, & Risk), FactSet's returns-based portfolio application, which has been completely redesigned for increased flexibility and ease of use. FactSet also released risk models from Advanced Portfolio Technologies, Inc. into its integrated platform providing an alternative source to study risk with the functionality of the FactSet service. Alpha Testing 3.0 was released, featuring many enhancements, including unlimited formulas and factors, as well as report customization. Portfolio Springboard was made available to clients, a new interface that provides an integrated overview of a given portfolio and serves as a launching pad into the Portfolio Analysis suite of products. The first version of Portfolio Publishing was released, a service that enables the automatic publishing of presentation-quality portfolio reports. Other enhancements include the integration of the Lipper Global Equity Fund Classification Model and four "FTSE-tuned" risk models from Northfield Information Services.

Marquee®, the Company's real-time quotes and news application, continued to grow in users during fiscal 2005. All new clients receive Marquee as part of the standard workstation feature-set, making the basic FactSet service even more valuable. During fiscal 2005, client usage increased more than 100%, and the application has become a critical component of the FactSet service. During fiscal 2005, FactSet released Marquee 2.2, which contained global content and new functionality enhancements. FactSet continues to add international exchanges to Marquee to broaden its appeal to non-US investors.

Investment in the development of FactSet's investment banking applications continued with the release of many enhancements during fiscal 2005. The Company released IB Central in fiscal 2005, its new application designed to mirror the daily workflow of a senior investment banker.

The number of employees of FactSet and its subsidiaries totaled 1,226 as of October 24, 2005. At August 31, 2005, the Company had 1,165 employees, compared to 887 at August 31, 2004.

The Company's website address is www.factset.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through a link on the "Investor Relations" section of its website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. In addition, the Company's Code of Ethical Conduct for Financial Managers and Code of Business Conduct and Ethics are posted in the "Investor Relations" section of the Company's website. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the Securities and Exchange Commission will be posted on the Company's website. FactSet was incorporated in Delaware in 1984.

Additional information with respect to the Company's business is included in the following pages and is incorporated herein by reference:

Five-Year Summary of Selected Financial Data	Page 7
Management's Discussion and Analysis of Financial Condition and Results of Operations	Pages 7-17
Quantitative and Qualitative Disclosures about Market Risk	Page 17
Note 1 to Consolidated Financial Statements entitled "Organization and Nature of Business"	Page 24
Note 10 to Consolidated Financial Statements entitled "Net Capital"	Page 35
Note 13 to Consolidated Financial Statements entitled "Segments"	Pages 37-39

ITEM 2. PROPERTIES

At August 31, 2005, the Company leased office space domestically in Norwalk, Connecticut; Boston, Massachusetts; 4 locations in New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and internationally 3 locations in London; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At August 31, 2005, the Company's lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

THOUSANDS
Minimum Lease Payments
Years Ended August 31,

2006	$9,771
2007	7,730
2008	7,378
2009	7,364
2010	7,181
Thereafter	35,491

Total	$74,915

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

FactSet common stock trades on the New York Stock Exchange under the symbol "FDS". As of October 24, 2005, there were approximately 9,600 stockholders of record and the closing price of FactSet's common stock was $34.45 per share as reported by the New York Stock Exchange.

On August 16, 2005, the Company announced a regular quarterly dividend of $0.05 per share. The cash dividend was paid on September 21, 2005, to common stockholders of record on August 31, 2005. Shares of common stock outstanding were as follows:

THOUSANDS
Years Ended August 31,	2005	2004	2003

Balance, beginning of year	46,752	50,490	50,682
Common stock issued for employee stock plans	1,303	872	944
Common stock issued for acquisition of business	736	—	—
Repurchase of common stock	(450)	(4,610)	(1,136)

Balance, end of year	48,341	46,752	50,490

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

During fiscal 2005, FactSet repurchased 342,500 shares at an average cost of $27.71 per share. There were no share repurchases during the fourth quarter of fiscal 2005. As a result, the Company has completed the stock repurchase program authorized by the Board of Directors on July 16, 2002. Under the program, FactSet repurchased 1,500,000 shares at an average cost of $20.03 per share. The remaining repurchases during fiscal 2005 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan.

On June 20, 2005, the Company's Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There has been no share repurchases under this program as of August 31, 2005. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations.

On August 1, 2005, the Company issued 305,748 common shares as part of the consideration in the acquisition of DSI. On September 1, 2004, the Company issued 385,601 common shares as part of the acquisition price of the JCF Group of Companies. On January 4, 2005, the Company issued 44,613 common shares as part of the acquisition price of TrueCourse.

In January 2004, the Company purchased 3,000,000 shares of its common stock from one of its two co-founders, Howard E. Wille, at a price per share of $23.05. In March 2004, the Company purchased an additional 1,500,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $25.41. The Board of Directors approved both purchases of common stock from its co-founders prior to the execution of those transactions. The total cash expended for the two common stock purchases was $107.3 million.

The following table sets forth for the fiscal periods indicated the high and low sale prices for the Company's common stock as reported by the New York Stock Exchange:

	First	Second	Third	Fourth

2005
High	$36.38	$39.50	$33.79	$37.88
Low	29.32	31.18	27.06	30.61

2004
High	$35.39	$26.63	$30.20	$34.33
Low	26.33	23.31	24.35	26.73

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Item 8. Financial Statements and Supplementary Data."

THOUSANDS, EXCEPT PER SHARE DATA
Years Ended August 31,	2005		2004		2003		2002		2001

Revenues	$312,644		$251,910		$222,295		$198,294		$167,555
Income from operations	109,021		87,603	(2)	76,727		61,918	(5)	50,903
Income before income taxes	110,163		89,375	(2)	79,016		64,237	(5)	54,246
Net income	71,765	(1)	58,017	(3)	51,438	(4)	40,848	(6)	33,401
Diluted earnings per common share(7)	$1.43	(1)	$1.15	(3)	$0.98	(4)	$0.78	(6)	$0.64
Weighted average common shares (diluted)(7)	50,160		50,616		52,224		52,293		52,143
Cash dividends declared per common share	$0.20		$0.17		$0.15		$0.12		$0.09
Total assets	347,529		229,927		256,159		216,163		170,472
Total stockholders' equity	$268,108		$164,546		$212,229		$176,966		$138,262

(1)
Includes an income tax benefit of $1,930.
(2)
Includes a corporate headquarters relocation charge of $837.
(3)
Includes a corporate headquarters relocation charge of $837 (pretax) and an income tax benefit of $1,500.
(4)
Includes an income tax benefit of $1,274.
(5)
Includes a data center relocation charge of $904.
(6)
Includes a data center relocation charge of $904 (pretax) and an income tax benefit of $893.
(7)
Diluted earnings per common share and weighted average number of common shares outstanding give retroactive effect to the 3-for-2 stock split that occurred on February 4, 2005.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On August 1, 2005, FactSet acquired all the outstanding capital stock of DSI for $42.5 million in cash and 305,748 shares of FactSet common stock. On January 4, 2005, the Company acquired TrueCourse, Inc. for consideration of $7.7 million, comprised of $6.0 million in cash and 44,613 shares of FactSet common stock valued at $1.7 million at that date. On September 1, 2004, FactSet acquired all the outstanding capital stock of the JCF Group of companies for $66.1 million, of which $12.1 million was in the form of FactSet common stock.

FactSet experienced growth and expansion in all its functional areas during fiscal 2005. Enhancements to our applications continued throughout fiscal 2005 and included new releases of Marquee, enhancements to the Portfolio Analytics suite of products and the creation of IB Central. At August 31, 2005, subscriptions were $347.8 million, up 27.5% from the prior year. "Subscriptions" at a given point in time represent the forward-looking revenues for the next twelve months from all susbcription services currently being supplied to our clients. We also experienced expansion in net new clients and number of users.

Our employees and functional areas are grouped into sales and consulting, product development, engineering, system engineering and all administrative functions. In recent years, and consistent with changes in strategy, we also added a data collection group.

Results of Operations

Revenues

THOUSANDS
Years Ended August 31,	2005	2004	2003

Domestic	$229,010	$200,944	$178,139
Percentage of revenues	73.2%	79.8%	80.1%
International	83,634	50,966	44,156
Percentage of revenues	26.8%	20.2%	19.9%
Consolidated	$312,644	$251,910	$222,295

Revenues.

Revenues in fiscal 2005 rose 24.1% to $312.6 million from $251.9 million in fiscal 2004. Excluding acquisitions, revenue growth was 14% on an organic basis. Fiscal 2004 revenues increased 13.3% to $251.9 million from $222.3 million in 2003. New client additions, further penetration into overseas markets and the purchase of additional applications and databases by existing clients drove revenue growth in both periods. Applications such as Marquee, our suite of Portfolio Analysis services, a new version of company analysis product and expanded content choices deepened users engagement with our products and caused clients, users and subscriptions to increase. Sales of databases and applications comprised approximately half of our revenue. New clients and users account for the remainder of our revenue growth.

Revenues from international operations amounted to $83.6 million in 2005, up 64.1% from the prior year. Revenues generated by our European and Asia Pacific sales operations grew 74.1% and 30.5%, respectively. Fiscal 2005 European revenue included the operations of the JCF Group of Companies which was acquired on September 1, 2004. Excluding JCF, international revenue growth in fiscal 2005 was 22.2%. International revenues increased 15.4% to $51.0 million in fiscal 2004, as European revenues advanced 15.1% and Asia Pacific revenues rose 16.4%. In fiscal 2005, international revenues totaled 26.8% of consolidated revenues. In fiscal 2004, overseas revenues accounted for 20.2% of total revenues. Revenue growth in all periods related to investments in our non-US product suite and the number of employees servicing clients abroad. Content additions for non-US clients includes fundamentals from both Reuters and Compustat, estimates from JCF and Reuters and expanded economic data from EcoWin. At August 31, 2005, 28% of our employees were based overseas. Ninety percent of our total revenues are remitted to us in U.S. dollars. Net monetary assets maintained by our international branch offices were not material and foreign currency fluctuations did not have a material effect on the results of our operations.

Subscriptions.

"Subscriptions" at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. Our clients are generally able to add to, delete portions of, or terminate service at any time. At August 31, 2005, subscriptions were $347.8 million, up 27.5% from the prior year. Subscriptions at the end of fiscal 2004 were $272.9 million, up 16.1% from the prior year total of $235.0 million. The average annual subscription per client was $220,000 at the end of 2005 compared to $258,000 and $242,000 at the close of fiscal years 2004 and 2003, respectively. The decline in average annual subscriptions in fiscal 2005 was caused by the inclusion in the first quarter of fiscal 2005 of JCF's clients, whose average subscription level per client was significantly lower than our historical client base.

Subscription growth in fiscal years 2005 and 2004 was due to the addition of net new clients, incremental subscriptions to our services by existing clients and increased users. In aggregate, FactSet added $29.0 million of subscriptions on the purchase dates of JCF and DSI. Demand for Portfolio Analytics continues to increase. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. At August 31, 425 clients, representing nearly 3,300 users, subscribed to portfolio analysis workstations, up from approximately 385 clients and 2,900 users at the conclusion of fiscal 2004.

Approximately three quarters of our subscriptions are derived from our investment management clients and the remaining subscriptions are attributable to our investment banking clients. No individual client accounted for more than 5% of total subscriptions and subscriptions from our ten largest clients did not exceed 25% of total client subscriptions.

Clients.

In fiscal 2005, clients rose by 115 on a net basis. Including clients added by acquisitions, client count increased by 517 on a net basis. During fiscal 2005, the DSI and JCF acquisitions added 73 and 329 net new clients, respectively. Clients totaled 1,059 at the end of fiscal 2004 due to the net addition of 89 clients during the twelve month period. Our client retention rate has exceeded 95% during each of the past three fiscal years.

Users.

In 2005, FactSet users increased to 26,800, up 5,700 from the prior year. Fiscal 2005 user growth was the result of a further increase in users at our investment banking clients as well as additional passwords from the DSI and JCF acquisitions at the purchase date. The DSI and JCF acquisitions added 400 and 2,000 users, respectively. During fiscal 2004, user count rose 1,900 to 21,100 from 19,200 at August 31, 2003. In 2004 and 2005, our clients, specifically those in the investment banking industry, increased hiring due to an improved market environment.

Operating Expenses and Net Income

THOUSANDS, EXCEPT PER SHARE DATA
Year Ended August 31,	2005	2004	2003

Operating Expenses
Cost of services	$91,801	$74,191	$66,286
Selling, general and administrative	111,822	90,116	79,282

Total operating expenses	$203,623	$164,307	$145,568
Income from operations	$109,021	$87,603	$76,727
Net income	71,765	58,017	51,438
Diluted earnings per common share	$1.43	$1.15	$0.98

Cost of Services.

Cost of services advanced 23.7% to $91.8 million in fiscal 2005. Cost of services increased 11.9% in fiscal 2004 to $74.2 million from $66.3 million in fiscal 2003. The growth in fiscal 2005 was caused primarily by the inclusion of expenses from JCF's acquisition for the first time as well as increases in employee compensation, data costs and amortization of intangible assets partially offset by lower client-related communication costs and depreciation on computer related equipment. The main drivers of the 2004 growth were higher costs related to employee compensation, data costs and client-related communication expenses, partially offset by a decrease in depreciation on computer-related equipment.

Employee compensation associated with the software engineering and consulting departments grew $7.6 million in 2005 and $6.4 million in 2004. The increases in both years were caused by employee additions and normal merit increases within these two groups. Data costs rose $9.0 million in fiscal 2005 and $3.2 million in fiscal 2004. Growth in fiscal 2005 and 2004 was due to new costs from acquisitions included for the first time and increased content costs associated with additional database subscriptions by clients. Amortization of intangible assets advanced $3.1 million in fiscal 2005 due to the acquisitions of DSI, TrueCourse, JCF and CallStreet. Depreciation on computer-related equipment decreased $1.6 million and $2.5 million in 2005 and 2004, respectively. Our investment in this area decreased as we focused on software optimizations to improve our computational capacity instead of purchasing new hardware. We also benefited from lower prices on the part of our computer hardware suppliers, as industry trends toward faster and less expensive computers continued to move in our favor. A similar trend in the telecommunications industry allowed us to control communications costs as well. This decrease is notable given the rise in our telecommunications bandwidth requirements due to the increase in the number of clients that subscribe to Marquee, our real-time news and quotes application. Marquee usage increased more than 100% during fiscal 2005. Client-related communication costs decreased $0.8 million in fiscal 2005. In fiscal 2004, client-related communication costs increased $0.8 million due to executing the roll-out of Marquee.

Selling, General and Administrative (SG&A).

SG&A rose 24.1% to $111.8 million in fiscal 2005 and 13.7% to $90.1 million during fiscal 2004. In addition to the inclusion of SG&A expenses associated with the acquisition of JCF, SG&A grew in fiscal 2005 due to higher employee compensation, increased travel expenses, greater rent and amortization of leasehold improvements and additional professional fees, partially offset by lower miscellaneous fees. Growth in fiscal 2004 was the result of increases in employee compensation, travel expenses, rent and amortization of leasehold improvements and professional fees.

Employee compensation rose $15.5 million in 2005 and $5.1 million in 2004. Additions to employee headcount, including acquisitions and merit increases in compensation were largely responsible for the increases in both years. Increases in the number of professionals traveling to service our expanded client base produced the $2.9 million and $1.3 million increases in travel related expenses in fiscal 2005 and 2004. In fiscal 2005, rent expense and amortization of leasehold improvements rose $3.5 primarily due to the opening of our Norwalk headquarters in August 2004. Rent expense and amortization of leasehold improvements increased $1.5 million in fiscal 2004 resulting from the Virginia data center opening, our office expansion in New York and the $837,000 charge incurred in fiscal 2004 related to the corporate headquarters move to Norwalk. Professional fees grew $1.9 million in both fiscal 2005 and 2004 due to increases in legal fees, tax planning and other consulting fees. Miscellaneous fees decreased $3.4 million in fiscal 2005 due to the reduction of certain non-income tax accruals after formal discussions with local tax authorities and favorable currency movements.

Income from Operations, Operating Margin and Effective Tax Rate.

Operating income advanced 24.4% to $109.0 million in fiscal 2005 while increasing 14.2% to $87.6 million in 2004 from $76.7 million in 2003.

Our operating margins in fiscal years 2005, 2004 and 2003 were 34.9%, 34.8% and 34.5%, respectively. The operating margin increase in 2005 is attributable to lower depreciation on computer-related equipment, reduced communication costs and decreased miscellaneous fees, partially offset by increases in employee compensation, data costs and amortization of intangible assets as a percentage of revenues. Operating margin expansion in 2004 was largely the result of decreases in depreciation on computer-related equipment, amortization of leasehold improvements and computer repair and maintenance as a percentage of revenues. These decreases were partially offset by increases in data costs and professional fees as a percentage of revenues as well as the non-recurring relocation charge of $837,000 incurred in 2004 related to our new headquarters.

Our effective tax rate for fiscal 2005 was 34.9% which included an income tax benefit of $1.9 million. The fiscal 2004 effective tax rate was 35.1% which included the effect of a $1.5 million income tax benefit. In fiscal 2003, the effective tax rate was 34.9%, which included the impact of a $1.3 million benefit. The income tax benefits in each year resulted from the final settlement of prior year tax returns and additional federal and state tax planning. Excluding the respective tax benefits in all three fiscal years presented, the effective tax rates were: 36.6% in fiscal 2005; 36.8% in fiscal 2004; and 36.5% in fiscal 2003.

The American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004 were both enacted in October 2004. These laws contain provisions which could potentially impact our effective tax rate. These items include the extension of the Research and Development Credit through December 2005, the repeal of the Extraterritorial Income Exclusion and the enactment of a Domestic Manufacturing Deduction. We are continuing to evaluate the effect on our effective tax rate for the year ended August 31, 2006.

Net Income and Earnings Per Share.

Net income rose 23.7% to $71.8 million and diluted earnings per share advanced 24.3% to $1.43 in fiscal 2005. Net income rose 12.8% to $58.0 million and diluted earnings per share, benefiting from share repurchases, advanced 17.3% to $1.15 in fiscal 2004. Fiscal 2003 net income increased 25.9% to $51.4 million and diluted earnings per share rose 25.6% to $0.98.

Liquidity and Capital Resources

Our operating activities generated yearly cash flow of $94.3 million, $82.5 million and $74.7 million in fiscal years 2005, 2004 and 2003, respectively. In 2005, cash flows from operating activities increased $11.9 million or 14.4% as a result of a larger amount of net income as adjusted for non-cash related items, a reduction in our days' sales outstanding and higher income tax benefits from stock option exercises, partially offset by a decrease in accounts payable and accrued expenses and current taxes payable. In 2004, cash flows from operating activities increased $7.8 million as a result of a larger amount of net income as adjusted for non-cash related items, increases in accounts payable and accrued expenses and taxes payable and significant contributions to leasehold improvements related to our Norwalk headquarters partially offset by growth in accounts receivable and other working capital assets.

Capital expenditures totaled $21.9 million in fiscal 2005 which included $9.2 million in computer-related equipment and $12.7 million in furniture and fixtures and leasehold improvements. Significant capital additions in fiscal 2005 included three new mainframe additions and the completion of our new headquarters facility in Norwalk. Fiscal 2004 capital expenditures totaled $37.8 million. Of those expenditures, $26.9 million related to leasehold improvements and the acquisition of furniture and fixtures for the expansion of our domestic office facilities, primarily relating to our new headquarters in Norwalk. The remaining $10.9 million was expended in 2004 largely related to the acquisition of computer-related assets mainly for our two data centers.

In January 2004, we purchased 3,000,000 shares of our common stock from one of our co-founders, Howard E. Wille, at a price per share of $23.05. We purchased an additional 1,500,000 shares of our common stock in March 2004, from another co-founder, Charles J. Snyder, at a price per share of $25.41. The total cash expended for the two common stock purchases from our co-founders was $107.3 million.

At August 31, 2005, cash, cash equivalents and investments totaled $76.0 million and comprised 21.9% of total assets. We expect two material uses of cash in September 2005. As discussed in subsequent events below, FactSet acquired Stream VPN on September 1, 2005. FactSet also pays variable employee compensation related to the previous fiscal year. In aggregate, these cash outflows should approximate $40.0 million. Cash, cash equivalents and investments totaled $98.1 million and comprised 42.7% of total assets at August 31, 2004. All our operating and capital expenditure needs were financed completely by cash flows generated by our operations. We currently have no outstanding indebtedness, other than letters of credit issued in the ordinary course of business, as discussed below.

In fiscal 2005, we renewed our three-year credit facility and continued to maintain our existing 364-day revolving credit facility. The credit facilities (the "facilities") are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2005. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require we maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Business Combinations.

On August 1, 2005, we acquired all the outstanding capital stock of DSI pursuant to a stock purchase agreement among us, DSI and Douglas S. Wheeler, and other virtually identical stock purchase agreements with the other shareholders of DSI all dated as of the same date. We acquired all the outstanding capital stock of DSI for $42,500,000 in cash and 305,748 shares of our common stock. The fair value per share was determined based on the five day average of the market closing price of common stock prior to the acquisition date, including August 1, 2005. The cash portion of the consideration is subject to adjustment based on levels of working capital. To date, we have paid $1,872,000 based on an estimated level of working capital of DSI. We expect that this acquisition will enhance our fixed income offerings and security modeling capabilities. While we continue to market the DSI product and services, we plan to more fully develop its fixed income functionality in the portfolio analysis workstation. In addition, the DSI acquisition is expected to further balance our service offerings to both fixed income and equity investment professionals. This factor contributed to a purchase price in excess of fair value of the DSI net tangible and intangible assets. Because of this, we have recorded goodwill as part of the transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash paid	$44,372
Fair value of FactSet common stock issued	11,275
Estimated direct acquisition costs	256

Total purchase price	$55,903

The final purchase price is dependent on the actual direct acquisition costs and the final working capital adjustment. The total estimated purchase price is being allocated to DSI's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation, which is subject to change based on working capital adjustments, is as follows (in thousands):

Tangible assets acquired	$6,777
Amortizable intangible assets:
Software technology	10,685
Customer relationships	4,515
Trade name	98
Non-competition agreements	270
Goodwill	36,857

Total assets acquired	59,202
Liabilities assumed	(3,299)

Net assets acquired	$55,903

Intangible assets of $15.6 million have been allocated to amortizable intangible assets consisting of: software technology, amortized over five years using a straight-line amortization method; customer relationships, amortized over eight years using an accelerated amortization method; trade name, amortized over 2.5 years using a straight-line amortization method; and non-competition agreements, amortized over four years using a straight-line amortization method. The weighted average life of the intangible assets is 5.8 years.

Goodwill totaling $36.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of DSI will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may therefore differ materially from the pro forma adjustments presented here. Goodwill generated from the DSI acquisition is deductible for income tax purposes.

The results of operations of DSI have been included in our consolidated statement of operations since the completion of the acquisition on August 1, 2005. Included at the end of the business combination section are the results of operations assuming the acquisition occurred at September 1, 2003.

On January 4, 2005, we acquired TrueCourse, a provider of corporate takeover defense intelligence, for consideration of $7.7 million, comprised of $6.0 million in cash and 44,613 shares of our common stock valued at $1.7 million. The fair value per share was determined based on the five day average of the market closing price of common stock prior to the acquisition date, including January 4, 2005. TrueCourse provides a proprietary database of corporate takeover defense profiles to investment banks, institutional money managers and law firms. This acquisition is consistent with our strategy of controlling access to critical content used by our clients. This factor contributed to a purchase price in excess of fair value of the TrueCourse net tangible and intangible assets. As a result, we have recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is 6.1 years. Goodwill generated from the TrueCourse acquisition is deductible for income tax purposes.

The purchase price allocation is as follows (in thousands):

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

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, we acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. ("DDS"), the Netherlands holding company that owns all the stock of the JCF Group of companies, in exchange for 385,601 shares of our common stock and €40 million in cash. The fair value per share was determined based on the five day average closing market price of common stock surrounding the announcement date. In addition, up to €5 million of contingent consideration will be payable if certain subscription targets are met by November 1, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with our strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the JCF net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$51,943
Fair value of FactSet common stock issued	12,093
Direct acquisition costs	2,076

Total purchase price	$66,112

Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$12,382
Amortizable intangible assets:
Customer relationships	4,800
Software technology	2,700
Data content	13,200
Trade name	1,000
Non-compete agreements	160
Goodwill	48,205

Total assets acquired	82,447
Liabilities assumed	(16,335)

Net assets acquired	$66,112

Intangible assets of $21.9 million have been allocated to amortizable intangible assets consisting of customer relationships, amortized over ten years using an accelerated amortization method; software technology, amortized over seven years using a straight-line amortization method; data content, amortized over twenty years using a straight-line amortization method; trade name, amortized over three years using a straight-line amortization method; and

non-competition agreements, amortized between two and six years using a straight-line amortization method. The weighted average life of the intangible assets is 15.3 years.

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

The results of operations of the JCF Group of Companies have been included in our consolidated statement of operations since the completion of the acquisition on September 1, 2004. Included below are the results of operations assuming the acquisition occurred at September 1, 2003.

Fiscal 2004 and 2005 Pro Forma Results:

The following pro forma information presents a summary of the results of our operations assuming the acquisition of DSI and DDS occurred at September 1, 2003 (in thousands, except for per share amounts):

	Twelve Months Ended August 31, 2005	Twelve Months Ended August 31, 2004

Revenues	$322,595	$278,810
Net income	$71,645	$55,557
Basic earnings per common share	$1.49	$1.13
Diluted earnings per common share	$1.42	$1.08

Share Repurchases

During fiscal 2005, we repurchased 342,500 shares at an average cost of $27.71 per share. As a result, we have completed the stock repurchase program authorized by the Board of Directors on July 16, 2002. Under the program, we repurchased 1,500,000 shares at an average cost of $20.03 per share.

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There has been no share repurchases under this program as of August 31, 2005. We intend to fund share repurchases with cash on hand and cash generated from future operations.

In January 2004, we purchased 3,000,000 shares of our common stock from one of our two co-founders, Howard E. Wille, at a price per share of $23.05. In March 2004, we purchased an additional 1,500,000 shares of our common stock from our other co-founder, Charles J. Snyder, at a price per share of $25.41. The Board of Directors approved both purchases of common stock from our co-founders prior to the execution of those purchases. The total cash expended for the two common stock purchases from our co-founders was $107.3 million.

Subsequent Events.

On September 1, 2005, we acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited), pursuant to a definitive agreement among FactSet, FactSet Holdings UK Limited, Erik Wästlund and the sellers defined in the agreement, entered into on July 27, 2005, as well as pursuant to other similar purchase agreements with individual minority shareholders. A redacted copy of the definitive agreement was included as Exhibit 99.1 to our Form 8-K Report filed on July 29, 2005. We paid aggregate consideration of £13,000,000, subject to adjustment based on levels of working capital. In addition, contingent consideration will be payable if certain subscription targets are met during a twelve-month period following the closing of the transaction.

On September 6, 2005, Howard E. Wille, one of our founders and a member of the board of directors, passed away. Mr. Wille, 77, a board member since the company's founding in 1978, served as Chief Executive Officer until May 22, 2000. He continued to serve as the Chairman of the Board until August 31, 2000. On August 1, 2005, John C. Mickle, another Board member, passed away. On September 19, 2005, the Board voted to reduce the number of directors from nine to seven on our Board.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here.

The following table summarizes our significant contractual obligations as of August 31, 2005, and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods.

(IN THOUSANDS)
	Payments due by period
	2006	2007-2009	2010-2012	2013 and thereafter	Total

Long-term debt	$—	$—	$—	$—	$—
Capital Purchase Obligations(1)	871	—	—	—	871
Operating leases	9,771	22,472	18,560	24,112	74,915
Purchase obligations(2)	12,855	3,864	—	—	16,719
Business Purchase Obligations(3)	23,382	—	—	—	23,382
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$46,879	$26,336	$18,560	$24,112	$115,887

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
(3)
Business purchase obligations represent our contractual obligation to consummate the acquisition of Stream VPN in September 2005. This amount represents the cash to be paid by us to effectuate the acquisition. This amount excludes professional fees and other expenses incurred to complete the acquisition.

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

Any contractual obligations contingent upon the achievement of certain milestones are excluded from the table above. Specifically related to the JCF transaction, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during approximately two years following the closing of the transaction. As of August 31, 2006, an additional required payment of up to €5,000,000 will be made, provided that all targets are achieved. In relation to the Stream VPN acquisition, which was completed on September 1, 2005, contingent consideration will be payable by November 1, 2006 if certain revenue targets are met.

Expected timing pertaining to the contractual obligations included in the table above has been estimated based on information currently available. The amounts paid and timing of those payments may differ based on when the goods and services provided by our vendors to whom we are contractually obligated are actually received as well as due to changes to agreed upon amounts for any of our obligations. Contingent contractual obligation amounts are dependent on the achievement of targets and may vary significantly.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of August 31, 2005.

New Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004) ("FAS 123R"), Share-Based Payment, that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption date. We have adopted FAS 123R for all fiscal periods beginning after September 1, 2005. We expect the adoption of FAS 123R to increase operating expenses between $2.5 and $3.0 million during the first quarter of fiscal 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, which provides interpretive guidance related to the interaction between FAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. In conjunction with our implementation of FAS 123R, we have adopted SAB 107 for all fiscal periods beginning after September 1, 2005.

Critical Accounting Policies

In December of 2001, the SEC issued FR 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, and in January of 2002, the SEC issued FR 61, Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations. We are making certain incremental disclosures in our critical accounting policies below pursuant to these changes. We do not engage in off-balance sheet financing activities other than operating leases, nor do we make use of derivatives transactions or engage in significant related-party transactions (other than the stock purchases from our founders, noted above). Lease commitments and credit lines are disclosed in the quarterly reports on Form 10-Q and annual report on Form 10-K for each fiscal year. Moreover, we have determined that the following represent our critical accounting policies.

Revenue Recognition

We apply SAB 104 to our business arrangements for revenue recognition. The majority of clients are invoiced monthly, in arrears, to reflect the actual services rendered to them. Clients of JCF and DSI are invoiced in advance on an annual and quarterly basis, respectively.

Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of users deployed for such month. A provision is estimated for billing adjustments and uncollectible accounts. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable.

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

Under the guidance in SAB 104, our subscriptions represent a single earnings process. Collection of subscription revenues through FactSet Data Systems, Inc.'s ("FDS") external clearing broker does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing broker charges clearing fees.

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

Valuation of Goodwill

In September 2001, we adopted SFAS 142, which requires that a goodwill impairment test be completed during the first six months of the year the standard is adopted. SFAS 142 further requires a separate annual goodwill impairment test to be performed each year along with additional goodwill impairment tests on an event-driven basis. We performed our goodwill impairment test during the quarter ended February 28, 2002, and noted that goodwill had not been impaired. We performed an annual goodwill impairment test during the fourth quarter of each of fiscal years 2005, 2004 and 2003 and determined that there had been no impairment. On an ongoing basis, we will evaluate the acquired businesses and related assets for indications of potential impairment. We may base our judgment regarding the existence of impairment indicators on market conditions, legal and technological factors and the operational performance of the Company. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired, which could result in an impairment loss in the Statement of Income and a write-down of the related asset.

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

In connection with the acquisitions of Innovative Systems Techniques, Inc. ("Insyte"), LionShares, Mergerstat, CallStreet, JCF, TrueCourse and DSI, we estimated and recorded the fair value of intangible assets on our Consolidated Statements of Financial Condition. We review intangibles for evidence of impairment whenever changes in circumstances or events indicate that the carrying value of the intangible assets may not be recoverable.

Intangible assets consist of acquired technology, trademarks, non-complete agreements and certain acquired content databases and are amortized on a straight-line or accelerated basis using estimated useful lives ranging between two and twenty years.

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

Accrued Liabilities

In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued liabilities. Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of our employee incentive compensation programs are discretionary. A final review of departmental individual performance is conducted each year end to determine the ultimate amount of discretionary bonus pools. We also review compensation throughout the year to determine how overall performance tracks against managers' expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. Because final reviews are not normally completed until after the year-end closing cycle, it is possible that actual amounts ultimately approved could differ from amounts previously accrued based upon information available prior to the final reviews. As such, the difference, if any, will be recorded in the period in which the estimate is changed and would result in higher or lower compensation expense.

Forward-Looking Factors

Dividend Payment

On August 16, 2005, we announced a regular quarterly dividend of $0.05 per share. The cash dividend was paid on September 21, 2005, to common stockholders of record on August 31, 2005.

Fiscal 2006 Guidance

As previously discussed, FactSet recently closed the acquisition of both Derivative Solutions and Stream VPN. These acquisitions added $16.4 million of new subscriptions. FactSet's combined subscriptions were $352.9 million at September 1, 2005.

We believe these acquisitions will be breakeven in the first quarter of fiscal 2006 and modestly accretive to EPS for the entire fiscal year.

Revenue range for the 1st quarter of FY 2006 is $88 to $90 million. Excluding acquisitions, we expect organic revenue growth between 14% and 15%.

As scheduled, FactSet adopted FAS 123R to expense stock based compensation effective September 1, 2005. Incremental non-cash expense, on a pre-tax basis, should total $2.5 to $3.0 million in the 1st quarter. The midpoint of this range would have reduced EPS in the just completed 4th quarter by $.04 per share or 11%. The adoption of FAS 123R will have no impact on the company's free cash flow generation.

Operating margins for the 1st quarter should range from 29.5% to 31.5%. Excluding the impact of FAS 123R, operating margins would be 32.5% to 34.5%.

The effective tax rate is expected to be between 35.9% and 36.5%.

Our Fiscal 2006 outlook contemplates CAPEX spending of $18 to $20 million. Expenditures should be split approximately 50/50between technology equipment and office expansions.

In September 2005, FactSet completed the sale of its only piece of company-owned real estate. This transaction will result in an after-tax gain of $.02 per share in the 1st quarter.

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

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, Nasdaq Composite®, and MSCI EAFE Index) have experienced significant volatility in the past five years. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of terrorist activities, acts of nature such as hurricanes and earthquakes or rising energy prices could undermine any potential economic recovery or advancement. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. A policy of persistent interest rate increases adopted by the Federal Reserve Bank and/or continued inflationary pressures could derail the current economic recovery and adversely affect the operations of our clients. In addition, changes to regulations regarding soft dollar payments could have a negative impact on our operations.

The fair market value of our investment portfolio at August 31, 2005 was $16.6 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted-average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have no outstanding long-term indebtedness and we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

Forward-Looking Statements

This Management's Discussion and Analysis contains forward-looking statements that are based on management's current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like "expected," "anticipates," "plans," "intends," "projects," "should," "indicates," "continues," "subscriptions," "commitments" and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions ("future factors"). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

Future factors include, but are not limited to, our ability to hire and retain qualified personnel; the maintenance of our leading technological position; our ability to integrate acquired businesses; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases or products; our ability to conclude various strategic transactions; retention of key clients and their current service levels; increased competition in our industry; the successful resolution of ongoing and other probable audits by tax authorities; the continued employment of key personnel; and the absence of U.S. or foreign governmental regulation restricting international business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operation—"Forward-Looking Factors" entitled "Market Sensitivities" and "Forward-Looking Statements", which are incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	Page 18
Consolidated Statements of Income for the years ended August 31, 2005, 2004 and 2003	Page 19
Consolidated Statements of Financial Condition as of August 31, 2005 and 2004	Pages 20-21
Consolidated Statements of Changes in Stockholders' Equity for the years ended August 31, 2005, 2004 and 2003	Page 22
Consolidated Statements of Cash Flow for the years ended August 31, 2005, 2004 and 2003	Page 23
Notes to Consolidated Financial Statements	Pages 24-40

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

We have completed an integrated audit of FactSet Research System Inc's 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FactSet Research Systems Inc and its subsidiaries at August 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
October 31, 2005

Consolidated Statements of Income
 THOUSANDS, EXCEPT PER SHARE DATA

Years Ended August 31,	2005	2004	2003

Revenues	$312,644	$251,910	$222,295

Cost of services	91,801	74,191	66,286
Selling, general and administrative	111,822	90,116	79,282

Total operating expenses	203,623	164,307	145,568

Income from operations	109,021	87,603	76,727
Other income	1,142	1,772	2,289

Income before income taxes	110,163	89,375	79,016
Provision for income taxes	38,398	31,358	27,578

Net income	$71,765	$58,017	$51,438

Basic earnings per common share	$1.50	$1.20	$1.02
Diluted earnings per common share	$1.43	$1.15	$0.98
Weighted average common shares (Basic)	47,904	48,408	50,456
Weighted average common shares (Diluted)	50,160	50,616	52,224

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition
 THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

Assets

At August 31,	2005	2004

CURRENT ASSETS
Cash and cash equivalents	$59,457	$78,580
Investments	16,566	19,524
Receivables from clients and clearing brokers, net of reserves of $1,070 in 2005 and $1,105 in 2004	54,029	45,935
Deferred taxes	5,277	5,736
Other current assets	3,819	4,834

Total current assets	139,148	154,609

LONG-TERM ASSETS
Property, equipment, and leasehold improvements, at cost	125,511	102,311
Less accumulated depreciation and amortization	(73,152)	(58,402)

Property, equipment, and leasehold improvements, net	52,359	43,909

Goodwill	110,793	19,937
Intangible assets, net	41,660	5,944
Deferred taxes	722	3,237
Other assets	2,847	2,291

Total Assets	$347,529	$229,927

Consolidated Statements of Financial Condition
 THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

Liabilities and Stockholder's Equity

At August 31,	2005	2004

CURRENT LIABILITIES
Accounts payable and accrued expenses	$20,400	$21,123
Accrued compensation	18,726	17,328
Deferred fees	17,835	9,530
Dividends payable	2,417	2,182
Taxes payable	4,307	7,624

Total current liabilities	63,685	57,787
Deferred taxes	6,657	—
Deferred rent and other non-current liabilities	9,079	7,594

Total liabilities	79,421	65,381

Commitments and contingencies (See Notes 11 and 14)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,460,668 and 53,154,122 shares issued; 48,340,697 and 46,751,807 shares outstanding at August 31, 2005 and 2004, respectively	545	528
Capital in excess of par value	100,795	60,244
Treasury stock, at cost: 6,119,971 and 6,402,315 shares at August 31, 2005 and 2004, respectively	(136,820)	(139,504)
Retained earnings	305,636	243,324
Deferred compensation	(1,806)	—
Accumulated other comprehensive loss	(242)	(46)

Total stockholders' equity	268,108	164,546

Total Liabilities and Stockholders' Equity	$347,529	$229,927

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders' Equity
 THOUSANDS

Years Ended August 31,	2005	2004	2003

COMMON STOCK
Balance, beginning of year	$528	$519	$510
Common stock issued for employee stock plans (See Note 12)	17	9	9

Balance, end of year	545	528	519

CAPITAL IN EXCESS OF PAR VALUE
Balance, beginning of year	60,244	47,240	33,633
Common stock issued for employee stock plans	24,674	11,687	11,495
Common stock issued for acquisition of businesses	8,890	—	—
Income tax benefits from stock option exercises	6,987	1,317	2,112

Balance, end of year	100,795	60,244	47,240

TREASURY STOCK
Balance, beginning of year	(139,504)	(28,991)	(6,880)
Common stock issued for acquisition of businesses	16,193
Repurchase of common stock (See Notes 3 and 12)	(13,509)	(110,513)	(22,111)

Balance, end of year	(136,820)	(139,504)	(28,991)

RETAINED EARNINGS
Balance, beginning of year	243,324	193,611	149,561
Net income	71,765	58,017	51,438
Dividends	(9,453)	(8,304)	(7,388)

Balance, end of year	305,636	243,324	193,611

DEFERRED COMPENSATION
Balance, beginning of year	—	—	—
Restricted stock grants	(1,844)	—	—
Deferred compensation amortization	38	—	—

Balance, end of year	(1,806)	—	—

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	(46)	(150)	142
Foreign currency translation adjustment	(272)	—	—
Changes in unrealized (loss) gain on investments, net of income taxes	76	104	(292)

Balance, end of year	(242)	(46)	(150)

TOTAL STOCKHOLDERS' EQUITY
Balance, beginning of year	164,546	212,229	176,966
Common stock issued for employee stock plans	24,691	11,696	11,504
Common stock issued for acquisition of businesses	25,083	—	—
Repurchase of common stock	(13,509)	(110,513)	(22,111)
Restricted stock grants	(1,844)	—	—
Deferred compensation amortization	38	—	—
Changes in unrealized gain (loss) on investments, net of income taxes	76	104	(292)
Foreign currency translation adjustment	(272)	—	—
Income tax benefits from stock option exercises	6,987	1,317	2,112
Net income	71,765	58,017	51,438
Dividends	(9,453)	(8,304)	(7,388)

Balance, end of year	$268,108	$164,546	$212,229

COMPREHENSIVE INCOME
Net income	$71,765	$58,017	$51,438
Changes in unrealized gain (loss) on investments, net of income taxes	76	104	(292)
Foreign currency translation adjustment	(272)	—	—

Comprehensive Income	$71,569	$58,121	$51,146

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flow
 THOUSANDS

Year Ended August 31,	2005	2004	2003

Cash Flows from Operating Activities
Net income	$71,765	$58,017	$51,438
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,318	14,658	17,541
Deferred tax provision (benefit)	3,029	(693)	1,458
Gain on sale of equipment	—	(316)	(80)
Accrued ESOP contribution	—	2,240	2,450

Net income adjusted for non-cash items	93,112	73,906	72,807
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing brokers, net	(2,984)	(10,163)	(3,786)
Accounts payable and accrued expenses	(4,284)	6,708	2,366
Accrued compensation	2,204	2,292	1,348
Deferred fees	20	(1,127)	(1,089)
Landlord contributions to leasehold improvements	965	6,092	—
Current taxes payable	(3,482)	5,167	934
Other working capital accounts, net	1,808	(1,730)	19
Income tax benefits from stock option exercises	6,987	1,317	2,112

Net cash provided by operating activities	94,346	82,462	74,711

Cash Flows from Investing Activities
Acquisition of businesses, net of cash acquired	(92,224)	(6,478)	(7,702)
Proceeds from sales (purchases) of investments	3,033	98,716	(32,411)
Purchases of property, equipment and leasehold improvements	(21,935)	(37,838)	(8,457)

Net cash (used in) provided by investing activities	(111,126)	54,400	(48,570)

Cash Flows from Financing Activities
Dividend payments	(8,837)	(7,736)	(6,673)
Repurchase of common stock	(13,509)	(110,513)	(22,111)
Proceeds from employee stock plans	20,223	8,841	8,950

Net cash used in financing activities	(2,123)	(109,408)	(19,834)

Effect of exchange rate changes on cash and cash equivalents	(220)	—	—
Net (decrease) increase in cash and cash equivalents	(19,123)	27,454	6,307
Cash and cash equivalents at beginning of year	78,580	51,126	44,819

Cash and cash equivalents at end of year	$59,457	$78,580	$51,126

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for income taxes	$31,932	$27,884	$22,774

Supplemental Disclosure of Non-Cash Transactions

Dividends declared, not paid	$2,417	$2,182	$2,020

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the "Company" or "FactSet") supplies financial intelligence to the global investment community. FactSet applications support and make more efficient an array of workflows for buy and sell side professionals. These professionals include portfolio managers, research analysts, performance analysts, marketing professionals, sell-side equity research professionals and investment bankers. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alpha and backtesting, portfolio optimization and real-time news and quotes.

The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe into a single online platform of information and analytics. Clients have simultaneous access to content from all the sources, which they can combine and utilize in any FactSet applications. FactSet also is fully integrated with popular Microsoft Office applications such as Excel, Word and PowerPoint and allows for extensive custom reports.

FactSet's revenues are derived from month-to-month subscriptions to services such as workstations, databases and financial applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company's wholly owned subsidiary, FactSet Data Systems, Inc. ("FDS"), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through one clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker, at the time the client executes a securities transaction, to credit the commission on the transaction to FDS.

FactSet Limited, FactSet France, Inc., FactSet Europe S.à.r.l, FactSet Europe Limited, FactSet France S.à.r.l, FactSet GmbH, FactSet JCF S.A.S., FactSet Italia S.r.l., JCF Partners Limited, FactSet Holdings UK Ltd., FactSet Research Limited UK, JCF Development Limited, Decision Data System B.V., FactSet Pacific, Inc., JCF Information (Asia) Pte Limited, LionShares Europe S.A.S., FactSet Mergerstat, LLC ("Mergerstat"), FactSet CallStreet, LLC ("CallStreet"), Derivative Solutions, Inc. ("DSI") and FactSet TrueCourse, Inc. ("TrueCourse") are also wholly owned subsidiaries of the Company, with operations in locations including London, Paris, Frankfurt, Tokyo, Hong Kong, Sydney, Avon (France), Boston, Chicago, New York and Santa Monica, California.

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

Use Of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, depreciable lives of fixed and intangible assets, accrued liabilities, accrued compensation, receivable reserves and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition.

FactSet applies Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition, to its business arrangements for revenue recognition. The majority of clients are invoiced monthly, in arrears, to reflect the actual services rendered. Other clients are invoiced in advance on an annual and quarterly basis, respectively. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of workstations deployed for such month. A provision is estimated for billing adjustments and uncollectible accounts. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

  •
  The client subscribes to FactSet's research services,

  •
  the FactSet service has been rendered and earned during the month,

  •
  the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and

  •
  collectibility is reasonably assured.

Under the guidance in SAB 104, the Company's subscriptions represent a single earnings process. Collection of subscription revenues through FDS's external clearing brokers does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing brokers charge clearing fees.

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing brokers, net. Amounts billed in advanced are recorded as receivables from clients and deferred revenues when invoiced. The receivable is reduced upon receipt of payment and the deferred revenue is reduced each month when the service is provided and the revenue recognition process is complete, as described above. As of August 31, 2005, the amount of receivables from clients and clearing brokers, net that was unbilled totaled $26.7 million. Since the Company invoices its clients monthly in arrears, the $26.7 million unbilled as of August 31, 2005 was billed at the beginning of September 2005. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

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

Investments.

Investments have maturities greater than 90 days from the date of acquisition, are classified as available-for-sale securities and are reported at fair value. Fair value is determined for most investments from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income in stockholders' equity.

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

Goodwill.

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse and DSI businesses. We performed an annual goodwill impairment test during the fourth quarter of fiscal years 2005, 2004 and 2003 and determined that there had been no impairment.

Intangible Assets.

Intangible assets primarily consist of customer relationships, acquired technology, trade names, non-compete agreements, customer relationships and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse and DSI businesses and are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years.

Internal Use Software.

The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company's subscription-based service. These costs are amortized over the estimated useful lives of the underlying software, generally three years or less. All costs incurred during the preliminary planning project stage, including project scoping, identification and testing of alternatives, are expensed as incurred. Capitalized direct costs associated with developing, purchasing or otherwise acquiring software for internal use are reported in the Property, Equipment & Leasehold Improvements line item of the Company's Consolidated Statements of Financial Condition. These costs are amortized on a straight-line basis over the expected useful life of the software, beginning when the software is implemented and ready for its intended use.

Landlord Contributions To Leasehold Improvements.

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are included in the Deferred Rent and Other Non-Current Liabilities line item of the Company's Consolidated Statements of Financial Condition. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain.

Accrued Liabilities.

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of our employee incentive compensation programs are discretionary. A final review of departmental and individual performance is conducted each year end determining the ultimate amount of discretionary bonus pools.

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

Foreign Currency.

The financial statements of these subsidiaries are translated to United States dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) related to net monetary assets are recorded in accumulated other comprehensive income (loss) as a component of stockholders' equity.

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

Stock-Based Compensation.

The Company follows the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation. In December 2002, the Financial Accounting Standards Board issued Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The statement also amends the disclosure requirements of SFAS 123, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. As permitted by SFAS 123, the Company accounts for its stock option and employee stock purchase plans under APB Opinion No. 25, under which no compensation cost has been recorded. Stock option exercise prices equal the fair market value of the Company's stock price on the date of grant; thus no compensation costs are recorded. Had compensation costs for the Company's stock option plans and employee stock purchase plan been determined pursuant to the measurement principles under SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for fiscal years 2005, 2004 and 2003.

THOUSANDS, EXCEPT PER SHARE DATA
Years Ended August 31,	2005	2004	2003

Net income, as reported	$71,765	$58,017	$51,438
Deduct: Stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(6,776)	(7,135)	(7,512)

Pro forma net income	$64,989	$50,882	$43,926
Basic - as reported	$1.50	$1.20	$1.02
Basic - pro forma	$1.36	$1.05	$0.87
Diluted - as reported	$1.43	$1.15	$0.98
Diluted - pro forma	$1.30	$1.01	$0.84

Commencing with the third quarter of fiscal 2005, the Company transitioned from the Black-Scholes options model to a binomial model to estimate the fair value of new stock option grants. Management believes the binomial option pricing model provides a more refined estimate of the fair value of the Company's employee stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to March 2005. For option grants in March 2005 and thereafter, the fair value of each option grant is estimated on the date of the grant using a binomial option pricing model. The change in model used to estimate the fair value of new stock option grants had an immaterial effect to the Company's income statement and no effect on our cash flows. The following weighted average assumptions under the Black-Scholes model were used for option grants in the first six months of fiscal 2005 and for the twelve months ended August 31, 2004 and 2003:

Stock Option Plans

	Six Months Ended February 28, 2005	Year Ended August 31, 2004	Year Ended August 31, 2003

Risk-free interest rate	3.51%	2.57%	2.29%
Expected life	5.4 years	4.1 years	4.0 years
Expected volatility	46%	50%	53%
Dividend yield	0.5%	0.7%	0.6%

The following assumptions under a binomial model were used for stock option grants in the six months ended August 31, 2005:

Six Months Ended August 31, 2005

Term structure of risk-free interest rate	2.78% - 4.59%
Expected life	3.7 - 4.2 years
Term structure of volatility	26% - 47%
Dividend yield	0.7

Employee Stock Purchase Plan

For the Company's employee stock purchase plan, FactSet continues to use the Black-Scholes model to calculate the estimated fair value. The following weighted average assumptions were used for employee stock purchase plan grants in fiscal years 2005, 2004 and 2003:

Years Ended August 31,	2005	2004	2003

Risk-free interest rate	2.64%	1.16%	1.31%
Expected life	3 months	3 months	3 months
Expected volatility	42%	28%	44%
Dividend yield	0.6%	0.6%	0.6%

New Accounting Pronouncements.

In December 2004, the Financial Accounting Standards Board issued its final standard on accounting for share-based payments (SBP), FASB Statement No. 123R (revised 2004) ("FAS 123R"), Share-Based Payment, that requires companies to expense the value of employee stock options and similar awards. The standard is effective for public companies for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested SBP awards at a company's adoption date. The Company has adopted FAS 123R for all fiscal periods beginning after September 1, 2005.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"), Share-Based Payment, which provides interpretive guidance related to the interaction between FAS 123R and certain SEC rules and regulations, as well as provides the SEC staff's views regarding the valuation of share-based payment arrangements. In conjunction with the Company's implementation of FAS 123R, the Company has adopted SAB 107 for all fiscal periods beginning after September 1, 2005.

3. COMMON STOCK AND EARNINGS PER SHARE

On August 16, 2005, the Company announced a regular quarterly dividend of $0.05 per share. The cash dividend was paid on September 21, 2005, to common stockholders of record on August 31, 2005. Shares of common stock outstanding were as follows:

THOUSANDS
Years Ended August 31,	2005	2004	2003

Balance, beginning of year	46,752	50,490	50,682
Common stock issued for employee stock plans (see Note 12)	1,303	872	944
Common stock issued for acquisition of businesses	736	—	—
Repurchase of common stock	(450)	(4,610)	(1,136)

Balance, end of year	48,341	46,752	50,490

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

During fiscal 2005, FactSet repurchased 342,500 shares at an average cost of $27.71 per share. There were no share repurchases during the fourth quarter of fiscal 2005. As a result, the Company has completed the stock repurchase program authorized by the Board of Directors on July 16, 2002. Under the program, FactSet repurchased 1,500,000 shares at an average cost of $20.03 per share. The remaining repurchases during fiscal 2005 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan.

On June 20, 2005, the Company's Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. No shares have been purchased under this program as of August 31, 2005. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations.

On August 1, 2005, the Company issued 305,748 common shares as part of the acquisition price of DSI. On September 1, 2004, the Company issued 385,601 common shares as part of the acquisition price of the JCF Group of Companies. On January 4, 2005, the Company issued 44,613 common shares as part of the acquisition price of TrueCourse.

In January 2004, the Company purchased 3,000,000 shares of its common stock from one of its two co-founders, Howard E. Wille, at a price per share of $23.05. In March 2004, the Company purchased an additional 1,500,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $25.41. The Board of Directors approved both purchases of common stock from its co-founders prior to the execution of those purchases. The total cash expended for the two common stock purchases was $107.3 million.

On March 21, 2005, the Board of Directors rescinded the resolution it had previously adopted to terminate the FactSet Research Systems Inc. Employee Stock Ownership Plan (the "Plan"), but maintained the portion of its prior resolution that provided that all accounts had become fully vested. By further resolution on the same day, the Board separated the Plan into two parts, one to continue and the other terminated, to allow participants to take advantage of various tax planning opportunities. On June 20, 2005, after all participants had elected to receive a distribution of their shares, either in cash or stock, the Board of Directors terminated the other portion of the Plan as well.

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share ("EPS") computations is as follows:

THOUSANDS
	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
Except Per Share Data At August 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003

Basic EPS
Income available to common stockholders	$71,765	$58,017	$51,438	47,904	48,408	50,456	$1.50	$1.20	$1.02
Diluted EPS
Dilutive effect of stock options				2,256	2,208	1,768

Income available to common stockholders	$71,765	$58,017	$51,438	50,160	50,616	52,224	$1.43	$1.15	$0.98

4. BUSINESS COMBINATIONS

On August 1, 2005, FactSet acquired all the outstanding capital stock of DSI pursuant to a stock purchase agreement among FactSet, DSI and Douglas S. Wheeler and other virtually identical stock purchase agreements with the other shareholders of DSI, all dated as of the same date. FactSet acquired all the outstanding capital stock of DSI for $42,500,000 in cash and 305,748 shares of FactSet common stock. The fair value per share was determined based on the five day average of the market closing price of common stock prior to the acquisition date, including August 1, 2005. The cash portion of the consideration is subject to adjustment based on levels of working capital. To date, FactSet has paid $1,872,000 based on an estimated level of working capital of DSI. We expect that this acquisition will enhance the Company's fixed income offerings and security modeling capabilities. While the company continues to market the DSI product and services, it plans to more fully develop its fixed income functionality in the portfolio analysis workstation. In addition, we anticipate that the DSI acquisition will further balance the Company's service offerings to both fixed income and equity investment professionals. A portion of the purchase price exceeded the fair value of the DSI net tangible and intangible assets and as a result, we have recorded goodwill as part of the transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash paid	$44,372
Fair value of FactSet common stock issued	11,275
Estimated direct acquisition costs	256

Total purchase price	$55,903

The final purchase price is dependent on the actual direct acquisition costs and the final working capital adjustment. The total estimated purchase price is being allocated to DSI's net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation, which is subject to change based on working capital adjustments, is as follows (in thousands):

Tangible assets acquired	$6,777
Amortizable intangible assets:
Software technology	10,685
Customer relationships	4,515
Trade name	98
Non-competition agreements	270
Goodwill	36,857

Total assets acquired	59,202
Liabilities assumed	(3,299)

Net assets acquired	$55,903

Intangible assets of $15.6 million have been allocated to amortizable intangible assets consisting of software technology, amortized over five years using a straight-line amortization method; customer relationships, amortized over eight years using an accelerated amortization method; trade name, amortized over 2.5 years using a straight-line amortization method; and non-competition agreements, amortized over four years using a straight-line amortization method. The weighted average life of the intangible assets is 5.8 years.

Goodwill totaling $36.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of DSI will change the amount of the purchase price allocable to goodwill. Final purchase accounting adjustments may therefore differ materially from the pro forma adjustments presented here. Goodwill generated from the DSI acquisition is deductible for income tax purposes.

The results of operations of DSI have been included in the Company's consolidated statement of operations since the completion of the acquisition on August 1, 2005. Included at the end of the business combination footnote are the results of operations assuming the acquisition occurred at September 1, 2003.

On January 4, 2005, the Company acquired TrueCourse, a provider of corporate takeover defense intelligence, for consideration of $7.7 million, comprised of $6.0 million in cash and 44,613 shares of FactSet common stock valued at $1.7 million. The fair value per share was determined based on the five day average of the market closing price of common stock prior to the acquisition date, including January 4, 2005. TrueCourse provides a proprietary database of corporate takeover defense profiles to investment banks, institutional money managers and law firms. This acquisition is consistent with the Company's strategy of controlling access to critical content used by its clients. This factor contributed to a purchase price in excess of fair value of the TrueCourse net tangible and intangible assets. As a result, the Company has recorded goodwill in connection with this transaction. The weighted average life of the intangible assets is 6.1 years. Goodwill generated from the TrueCourse acquisition is deductible for income tax purposes.

The purchase price allocation is as follows (in thousands):

Tangible assets	$430
Amortizable intangible assets:
Customer relationships	644
Software technology	298
Data content	919
Trade name	191
Non-compete agreements	132
Goodwill	5,440

Total assets acquired	8,054
Liabilities assumed	(338)

Net assets acquired	$7,716

Operating results of TrueCourse have been included in the Company's financial statements from the date of acquisition. Pro forma statements of income have not been presented because the effect of this acquisition was not material on the Company's consolidated financial results.

On September 1, 2004, pursuant to a stock purchase agreement dated as of June 29, 2004, the Company acquired from Decision Data Luxembourg S.A., all the outstanding stock of Decision Data System B.V. ("DDS"), the Netherlands holding company that owns all the stock of the JCF Group of companies, in exchange for 385,601 shares of FactSet common stock and €40 million in cash. The fair value per share was determined based on the five day average closing market price of common stock surrounding the announcement date. In addition, up to €5 million of contingent consideration will be payable if certain subscription targets are met by November 1, 2006. JCF is a supplier of global broker estimates to institutional investors. JCF provides investment professionals with customizable tools for accessing global broker estimates, analyzing detailed financial information and managing the automatic generation of research reports. This acquisition is consistent with the Company's strategy of controlling access to critical content used by its clients. A portion of the purchase price exceeded the fair value of the JCF net tangible and intangible assets and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$51,943
Fair value of FactSet common stock issued	12,093
Direct acquisition costs	2,076

Total purchase price	$66,112

The total purchase price is being allocated to the net tangible and intangible assets based upon their estimated fair value as of the date of the acquisition. The purchase price allocation is as follows (in thousands):

Tangible assets acquired	$12,382
Amortizable intangible assets:
Customer relationships	4,800
Software technology	2,700
Data content	13,200
Trade name	1,000
Non-compete agreements	160
Goodwill	48,205

Total assets acquired	82,447
Liabilities assumed	(16,335)

Net assets acquired	$66,112

Intangible assets of $21.9 million have been allocated to amortizable intangible assets consisting of customer relationships, amortized over ten years using an accelerated amortization method; software technology, amortized over seven years using a straight-line amortization method; data content, amortized over twenty years using a straight-line amortization method; trade name, amortized over three years using a straight-line amortization method; and non-competition agreements, amortized between two and six years using a straight-line amortization method. The weighted average life of the intangible assets is 15.3 years.

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

The results of operations of the JCF Group of Companies have been included in the Company's consolidated statement of operations since the completion of the acquisition on September 1, 2004. Included below are the results of operations assuming the acquisition occurred at September 1, 2003.

Fiscal 2004 and 2005 Pro Forma Results:

The following pro forma information presents a summary of the results of our operations assuming the acquisition of DSI and DDS occurred at September 1, 2003 (in thousands, except for per share amounts):

	Twelve Months Ended August 31, 2005	Twelve Months Ended August 31, 2004
Revenues	$322,595	$278,810
Net income	$71,645	$55,557
Basic earnings per common share	$1.49	$1.13
Diluted earnings per common share	$1.42	$1.08

5. INTANGIBLE ASSETS AND GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement No. 141 ("SFAS 141"), Business Combinations, and Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. The Company adopted both of these standards effective September 1, 2001. The provisions of SFAS 141 require that business combinations initiated subsequent to June 30, 2001, be accounted for under the purchase method of accounting. SFAS 141 also establishes certain criteria related to the types of intangible assets that are required to be recognized separate from goodwill. As a result of applying the provisions of SFAS 142, the Company no longer amortizes, on a periodic basis, goodwill that resulted from business combinations consummated prior to June 30, 2001. In connection with the adoption of SFAS 142, the Company is required to perform a transitional impairment assessment of goodwill within six months of adoption of this standard. SFAS 142 requires that the Company identify its reporting units and determine the carrying value of each of those reporting units by assigning assets and liabilities, including existing goodwill and intangible assets, to those reporting units.

The Company completed its transitional impairment assessment of goodwill during the second quarter of fiscal 2002 and determined that goodwill was not impaired. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of each of fiscal 2005, 2004 and 2003, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired. During fiscal 2005, $90.5 million of goodwill was acquired as a result of the purchase of the JCF, TrueCourse and DSI businesses. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over useful lives of seven to 15 years.

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2005 and 2004 are as follows:

(IN THOUSANDS)	United States
		Europe	Total

Balance at August 31, 2003	$13,677	$—	$13,677
Goodwill acquired during the period	6,260	—	6,260

Balance at August 31, 2004	$19,937	$—	$19,937
Goodwill acquired during the period	42,297	48,205	90,502
Other	—	354	354

Balance at August 31, 2005	$62,234	$48,559	$110,793

"Other" primarily includes the impact of foreign currency translation adjustments.

The Company's identifiable intangible assets consist primarily of acquired technology, customer relationships, trademarks, non-compete agreements and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse and DSI businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005 and August 2005, respectively. During fiscal 2005, $39.6 million of identifiable intangible assets were added as a result of the acquisitions of the JCF, TrueCourse and DSI businesses. The acquired businesses and related assets have been fully integrated into the Company's operations. The weighted average useful life of all acquired intangible assets is 10.46 years. These intangible assets have no assigned residual values. During fiscal 2005, the Company reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate.

The gross carrying amounts and accumulated amortization totals related to the Company's intangible assets are as follows:

(IN THOUSANDS)
	Gross Carrying Amount			Accumulated Amortization
							Net August 31, 2005
	August 31, 2004	Additions*	August 31, 2005	August 31, 2004	Additions*	August 31, 2005

Customer relationships	$199	$10,006	$10,205	$33	$720	$753	$9,452
Software technology	2,413	13,711	16,124	1,372	1,025	2,397	13,727
Data content	5,235	14,277	19,512	838	1,695	2,533	16,979
Trade names	52	1,302	1,354	9	384	393	961
Non-compete agreements	355	532	887	58	288	346	541

Total	$8,254	$39,828	$48,082	$2,310	$4,112	$6,422	$41,660

*
Included in the additions column is the impact of foreign currency translation adjustments.

(IN THOUSANDS)
	Gross Carrying Amount			Accumulated Amortization
							Net August 31, 2004
	August 31, 2003	Additions*	August 31, 2004	August 31, 2003	Additions*	August 31, 2004

Customer relationships	$0	$199	$199	$0	$33	$33	$166
Software technology	2,243	170	2,413	999	373	1,372	1,041
Data content	4,195	1,040	5,235	245	593	838	4,397
Trade names	0	52	52	0	9	9	43
Non-compete agreements	0	355	355	0	58	58	297

Total	$6,438	$1,816	$8,254	$1,244	$1,066	$2,310	$5,944

*
Included in the additions column is the impact of foreign currency translation adjustments.

Amortization expense of approximately $4,204,000, $1,066,000 and $590,000 was recorded during fiscal years 2005, 2004 and 2003. Estimated amortization expense of the identifiable intangible assets (primarily acquired technology) for the five succeeding fiscal years is as follows:

THOUSANDS
Years Ended August 31,	Estimated Amortization Expense

2006	$6,893
2007	6,157
2008	5,344
2009	5,176
2010	4,733
Thereafter	13,357

Total	$41,660

6. RECEIVABLES FROM CLIENTS AND CLEARING BROKERS, NET

Receivables from clients and clearing brokers, net consisted of the following:

THOUSANDS
At August 31,	2005	2004

Receivables from clients, net	$53,846	$45,637
Receivables from clearing brokers	183	298

Receivables from clients and clearing brokers, net	$54,029	$45,935

Receivables from clients are reflected net of receivable reserves of $1.1 million at both August 31, 2005 and 2004.

7. INVESTMENTS

The Company maintains a portfolio of investments that is managed to preserve principal. Under the investment guidelines established by the Company, third-party managers construct portfolios to achieve liquidity, credit quality and diversification. The weighted average duration of the Company's portfolios is managed not to exceed two years. Eligible investments include obligations issued by the U.S. Treasury and other governmental agencies, money market securities and highly rated commercial paper and corporate securities. Investments such as puts, calls, strips, straddles, short sales, futures, options, commodities, precious metals or investments on margin are not permitted under the Company's investment guidelines. All investments are denominated in U.S. dollars and recorded at their approximate fair values.

Investments, classified as available-for-sale securities, totaled $16.6 million at August 31, 2005, and $19.5 million at August 31, 2004.

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

THOUSANDS
At August 31,	2005	2004

Computers and related equipment	$70,058	$60,270
Leasehold improvements	40,211	29,272
Furniture, fixtures and other	15,242	12,769

Subtotal	125,511	102,311
Less accumulated depreciation and amortization	(73,152)	(58,402)

	$52,359	$43,909

Depreciation expense was $14,114,000, $13,591,000 and $16,952,000 for fiscal 2005, 2004 and 2003, respectively.

9. INCOME TAXES

The provision for income taxes consists of the following:

THOUSANDS
Years Ended August 31,	2005	2004	2003

Current tax expense
U.S. federal	$34,287	$30,846	$24,110
State and local	2,771	1,205	2,010
Foreign	2,179	—	—

Total current taxes	39,237	32,051	26,120
Deferred taxes
U.S. federal	(167)	(653)	1,306
State and local	(13)	(40)	152
Foreign	(659)	—	—

Total deferred taxes	(839)	(693)	1,458

Total tax provision	$38,398	$31,358	$27,578

Deferred tax assets (liabilities) consist of the following:

THOUSANDS
Years Ended August 31,	2005	2004

Deferred tax assets (liabilities)*
Current
Deferred fees	$3,403	$3,587
Accrued liabilities	1,874	2,149

Net current deferred taxes	5,277	5,736

Non-current
Property, equipment and leasehold improvements, net	(1,528)	1,327
Deferred rent	2,790	2,791
Acquired technology	(7,197)	(881)

Net non-current deferred taxes	(5,935)	3,237

Net deferred tax assets (liabilities)	$(658)	$8,973

*
Certain reclassifications were made in the prior year amounts to conform to current year presentation.

Included in accounts payable and accrued expenses are accrued taxes other than income taxes of $1.5 million and $4.0 million at August 31, 2005 and 2004, respectively. Reductions of accrued expenses were recognized in fiscal 2005 after formal notifications with local tax authorities.

In the normal course of business, the Company's tax filings are subject to audit by federal and state tax authorities. Audits by two taxing authorities are currently ongoing. There is inherent uncertainty in the audit process. We have made our best estimate of probable liabilities and have recorded an estimate. Nevertheless, the Company has no reason to believe that the audits will result in additional tax payments or penalties, or both, that would have a material adverse effect on the Company's results of operations or financial position, beyond current estimates.

The provisions for income taxes differ from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors:

Expressed as a Percentage of Income Before Income Taxes	2005		2004		2003

Tax at statutory U.S. tax rate	35.0%		35.0%		35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.5%		2.6%		2.6%
Other, net	(2.6%	)	(2.5%	)	(2.7%	)

Total provision for income taxes	34.9%		35.1%		34.9%

Fiscal years 2005, 2004 and 2003 include income tax benefits of $1.9 million, $1.5 million and $1.3 million, respectively, included in Other, net relating to the final settlement of prior year tax returns, additional federal and state tax planning and certain changes in estimates.

10. NET CAPITAL

As a registered broker-dealer, FDS is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that FDS maintain minimum net capital equal to the greater of $5,000 or 6.67% of aggregate indebtedness (the "minimum net capital requirement"). FDS may be prohibited from paying cash dividends to the Company if such dividends would result in its net capital falling below the minimum net capital requirement or its ratio of aggregate indebtedness to net capital exceeding 15 to 1. At all times during the years presented, FDS had net capital in excess of its minimum net capital requirement. At August 31, 2005, FDS had net capital of $10.5 million, which was $10.2 million in excess of its minimum net capital requirement of $324,000. The ratio of aggregate indebtedness to net capital was 0.46 to 1.

11. LEASE COMMITMENTS

The Company leases office space in the United States ("US") in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the US in London; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At August 31, 2005, the Company's lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year:

THOUSANDS
Years Ended August 31,	Minimum Lease Payments

2006	$9,771
2007	7,730
2008	7,378
2009	7,364
2010	7,181
Thereafter	35,491

Total	$74,915

During fiscal 2005, 2004 and 2003, rental expense for all operating leases amounted to approximately $14.2 million, $12.7 million and $10.4 million, respectively.

12. EMPLOYEE STOCK PLANS

Employee Retirement Plans.

The Company sponsored an Employee Stock Ownership Plan (the "Plan" or "ESOP") until March 21, 2005. The Board of Directors authorized contributions in the amounts of $2.2 million and $2.5 million for the years ended August 31, 2004 and 2003, respectively. There was no authorized contribution in fiscal 2005. Such contributions were recorded in cost of services and selling, general and administrative as compensation expense.

On March 21, 2005, the Board of Directors rescinded the resolution it had previously adopted to terminate the FactSet Research Systems Inc. Employee Stock Ownership Plan (the "Plan"), but maintained the portion of its prior resolution that provided that all accounts had become fully vested. By further resolution on the same day, the Board separated the Plan into two parts, one to continue and the other which was terminated, to allow participants to take advantage of various tax planning opportunities. On June 20, 2005, after all participants had elected to receive a distribution of their shares, either in cash or stock, the Board of Directors terminated the other portion of the Plan as well. Distributions may be paid in the form of cash or the Company's common stock. In cash distributions, the Company purchases the common stock in the participant's ESOP account at the closing price of the Company's common stock on the last day of the month in which the distribution is requested by the participant of the Plan. These repurchases of common stock from employees are included in both treasury stock on the Consolidated Statements of Changes in Stockholders' Equity and in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The Plan held 724,598; 2,144,414; and 2,386,790 shares of the Company's common stock at August 31, 2005, 2004 and 2003, respectively.

At January 1, 2005, the Company implemented an employer-funded matching component to its existing 401(k) retirement plan whereby FactSet matches up to 4% of employees' bi-weekly earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time employees are eligible for the matching contribution by the Company. For the period January 1, 2005 through August 31, 2005, the Company contributed $1.4 million in matching contributions to employee 401(k) accounts.

Employee Stock Purchase Plan.

The Company implemented an Employee Stock Purchase Plan (the "Purchase Plan") in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company's common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. During fiscal 2005, employees purchased 85,000 shares at an average price of $27.19. At August 31, 2005, 362,000 shares were reserved for future issuance under the Purchase Plan.

Restricted Stock Plans.

During fiscal 2005, the Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company's restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders' equity, and is being amortized ratably to compensation expense over the vesting period of four years. In 2005, a non-cash compensation charge of $38,000 was recorded as an expense.

Stock Option Plans.

Options granted under the Company's Stock Option Plans (the "Option Plans") expire not more than ten years from the date of grant and vest at a rate of 20% per year beginning one year after the grant date. Option exercise prices equal the fair market value of the Company's stock on the date of the option grant. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee's lifetime, they may be exercised only by the grantee.

In fiscal years 2005, 2004 and 2003, incentive and nonqualified stock options to purchase 1,344,000; 1,244,700; and 897,000 shares of common stock, respectively, at prices which ranged from $14.97 to $37.55 were granted to employees and non-employee directors of the Company. On December 19, 2004, the Company's shareholders approved the 2004 Stock Option Plan which increased the number of stock options available for future issuance by 7.5 million. At August 31, 2005, there were 7,981,000 shares available for future grants under the Option Plans.

A summary of the status of the Company's Option Plans at August 31, 2005, 2004 and 2003, and changes during each of the years then ended is presented below:

Equity Compensation Plan Information

			(C) Number of Securities Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Securities Reflected in Column (A)
	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights
THOUSANDS, EXCEPT PER SHARE DATA
At August 31, 2005

Plan Category
Equity compensation plans approved by security holders	7,020	$21.32	7,981
Equity compensation plans not approved by security holders	—	—	—

Total	7,020	$21.32	7,981

THOUSANDS, EXCEPT PER SHARE DATA
	Shares	2005 Weighted Average Exercise Price Per Share	Shares	2004 Weighted Average Exercise Price Per Share	Shares	2003 Weighted Average Exercise Price Per Share

Outstanding, beginning fiscal year	6,955	$18.52	6,699	$16.57	6,674	$16.25
Granted	1,344	$31.03	1,245	$24.50	897	$15.17
Exercised	(1,135)	$20.15	(701)	$10.06	(695)	$10.69
Forfeited	(144)	$20.52	(288)	$19.39	(177)	$20.41

Outstanding at fiscal year end	7,020	$21.32	6,955	$18.52	6,699	$16.57

Exercisable at fiscal year end	4,181	$18.30	4,094	$16.70	3,572	$14.78

The following table summarizes information about stock options outstanding at August 31, 2005 (shares in thousands):

RANGE OF EXERCISE PRICES PER SHARE	Number Outstanding	Options Outstanding Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Number Exercisable	Options Exercisable Weighted Average Exercise Price Per Share

$3.78 – $15.00	1,629	4.58	$11.58	1,302	$10.73
$15.01 – $25.00	4,053	6.23	$22.02	2,879	$21.73
$25.01 – $37.55	1,338	9.72	$31.04	—	$—

	7,020	6.51	$21.32	4,181	$18.30

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Japan with office locations in Hong Kong, Australia and Singapore. Mainly sales and consulting personnel staff each of these foreign branch operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company's computing centers, data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At August 31, 2005, total goodwill of $110.8 million is allocated to the U.S. segment totaling $62.7 million and in the European segment totaling $48.1 million. The accounting policies of the segments are the same as those described in Note 2, "Accounting Policies."

Segment Information

THOUSANDS
			ASIA PACIFIC
	U.S.	EUROPE		TOTAL

YEAR ENDED AUGUST 31, 2005
Revenues from clients	$229,010	$68,346	$15,288	$312,644
Other income	1,075	66	1	1,142
Depreciation and amortization	15,191	3,025	102	18,318
Segment operating profit*	76,453	23,536	9,032	109,021
Provision for income taxes	36,938	1,460	—	38,398
Total assets	217,131	125,091	5,307	347,529
Capital expenditures	19,317	2,592	26	21,935

YEAR ENDED AUGUST 31, 2004
Revenues from clients	$200,944	$39,247	$11,719	$251,910
Other income	1,772	—	—	1,772
Depreciation and amortization	13,622	940	96	14,658
Segment operating profit*	66,120	16,015	5,468	87,603
Provision for income taxes	31,358	—	—	31,358
Total assets	166,343	60,806	2,778	229,927
Capital expenditures	37,178	490	170	37,838

YEAR ENDED AUGUST 31, 2003
Revenues from clients	$178,139	$34,088	$10,068	$222,295
Other income	2,282	7	—	2,289
Depreciation and amortization	16,179	1,265	97	17,541
Segment operating profit*	57,732	15,281	3,714	76,727
Provision for income taxes	27,578	—	—	27,578
Total assets	241,732	10,582	3,845	256,159
Capital expenditures	8,205	148	104	8,457

* Expenses, including income taxes, are not allocated or charged between segments. Expenditures associated with the Company's computer centers, clearing fees net of recoveries, data fees, income taxes and corporate headquarters charges are recorded by the U.S. segment.

Geographic Information

THOUSANDS
Years Ended August 31,	2005	2004	2003

Revenues
United States	$229,010	$200,944	$178,139
United Kingdom	34,530	24,054	21,407
Other European countries	33,816	15,193	12,681
Asia Pacific countries	15,288	11,719	10,068

Total revenues	$312,644	$251,910	$222,295

THOUSANDS
At August 31,	2005	2004	2003

Long-lived Assets
United States	$70,613	$48,676	$22,990
United Kingdom	2,299	701	1,007
Other European countries	20,953	246	389
Asia Pacific countries	154	230	156

Total long-lived assets	$94,019	$49,853	$24,542

14. REVOLVING CREDIT FACILITIES

In fiscal 2005, the Company renewed its three-year credit facility and continued to maintain its existing 364-day revolving credit facility. The credit facilities (the "facilities") are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2005. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

15. OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, securities transactions of commission clients of FDS are introduced and cleared through its clearing broker. Pursuant to an agreement between FDS and its clearing broker, the clearing broker has the right to charge FDS for unsecured losses that result from a client's failure to complete such transactions. The Company has never experienced significant losses and, therefore, has not recorded a liability with regard to the right. The Company seeks to control the credit risk of nonperformance by considering the creditworthiness of its clients.

Receivables from clearing brokers represent a concentration of credit risk in that securities transactions cleared through its clearing broker bear the potential for liability if unwound or unconsummated.

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

16. SUBSEQUENT EVENTS

On September 1, 2005, FactSet acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited), pursuant to a definitive agreement among FactSet, FactSet Holdings UK Limited, Erik Wästlund and the sellers defined in the agreement, entered into on July 27, 2005, as well as pursuant to other similar purchase agreements with individual minority shareholders. A redacted copy of the definitive agreement was included as Exhibit 99.1 to the Company's Form 8-K Report filed on July 29, 2005. FactSet paid aggregate consideration of £13,000,000, subject to adjustment based on levels of working capital. In addition, contingent consideration will be payable if certain subscription targets are met during a twelve-month period following the closing of the transaction.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

Quarterly results of operations and earnings per common share for fiscal 2005 and 2004 are as follows:

THOUSANDS, EXCEPT PER SHARE DATA
	First	Second	Third	Fourth

2005
Revenues	$74,063	$76,472	$79,342	$82,767
Cost of services	22,007	21,293	23,770	24,731
Selling, general and administrative	26,211	28,147	28,205	29,259
Income from operations	25,845	27,032	27,367	28,777
Net income	16,397	17,170	19,551	18,647
Diluted earnings per common share	$0.33	$0.34	$0.39	$0.37
Weighted average common shares (diluted)	50,024	50,397	49,993	50,356

THOUSANDS, EXCEPT PER SHARE DATA
	First	Second	Third	Fourth

2004
Revenues	$59,257	$61,371	$63,600	$67,682
Cost of services	17,875	18,198	18,394	19,724
Selling, general and administrative	20,343	21,671	23,375	24,727
Income from operations	21,039	21,502	21,831	23,231
Net income	13,908	14,737	14,687	14,685
Diluted earnings per common share	$0.26	$0.29	$0.30	$0.30
Weighted average common shares (diluted)	53,310	51,246	48,824	48,981

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended August 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was effective as of August 31, 2005. Our management's assessment of the effectiveness of the Company's internal control over financial reporting, as of August 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" contained on page 7 of the definitive Proxy Statement dated November 14, 2005, and is incorporated by reference into this section.

The information required by this item relating to our executive officers is included under the caption "Director and Executive Officer Information" on pages 1 through 3 of the definitive Proxy Statement dated November 14, 2005, and is incorporated by reference into this section.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the "Code of Ethical Conduct for Financial Managers", is posted on our Website. The Internet address for our Website is www.factset.com, and the code of ethics may be found in the "Investor Relations" section under "Corporate Governance Highlights". All employees and directors are also subject to FactSet's "Code of Business Conduct and Ethics", also posted on the "Corporate Governance Highlights" page of our Website.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to (other than technical, administrative or non-substantive amendments), or waiver from, a provision of each code of ethics by posting such information on our Website, at the address and general location specified above.

The Company's Chief Executive Officer and Chief Financial Officer have provided certifications to the SEC as required by Section 302 of the Sarbanes Oxley Act of 2002 and these certifications are included in this Annual Report on Form 10-K for the year ended August 31, 2005. In addition, as required by Section 303A.12(a) of the New York Stock Exchange ("NYSE") Listed Company Manual, the Company's Chief Executive Officer submitted to the NYSE on January 14, 2005 the annual CEO certification stating that he was not aware of any violations by the Company of the NYSE corporate governance listing standards.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the captions "Information Regarding Named Executive Officer Compensation" and "Compensation Pursuant to Stock Options" contained on pages 9 through 11 of the definitive Proxy Statement dated November 14, 2005, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management" contained on pages 7 and 8 of the definitive Proxy Statement dated November 14, 2005, and is incorporated by reference into this section.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item relating to the security ownership of certain beneficial owners is included under caption "Information Regarding the Board of Directors and Related Committees" on pages 1 through 6 and under the caption "Employment Agreements" on page 13 of the definitive Proxy Statement dated November 14, 2005, and is incorporated herein by reference into this section.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions "Audit and Non-Audit Fees" and "Proposal No. 2: Ratification of Independent Registered Public Accounting Firm on pages 6 and 14 in the definitive Proxy Statement dated November 14, 2005, and is incorporated by reference into this section.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 18 is incorporated herein by reference as the list of financial statements required as part of this report.

2.
Financial Statement Schedules

FACTSET RESEARCH SYSTEMS INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
August 31, 2005, 2004 and 2003

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year

2005
Allowance for doubtful receivables	$1,105	$1,492	$1,527	$1,070
2004
Allowance for doubtful receivables	$1,775	$431	$1,101	$1,105
2003
Allowance for doubtful receivables	$2,000	$1,515	$1,740	$1,775

Additional Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.
Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation(1)
3.12	Amendment to Restated Certificate of Incorporation(2)
3.2	By-laws(1)
4.1	Form of Common Stock(1)
10.1	Letter of Agreement between the Company and Ernest S. Wong(1)
10.2	Amendment to 364-Day Credit Agreement, dated November 30, 2004(3)
10.3	Amendment to 364-Day Credit Agreement, dated March 23, 2005(3)
10.4	Amendment to the Three-Year Credit Agreement, dated November 30, 2004(3)
10.5	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan(4)
10.6	The FactSet Research Systems Inc. Non-Employee Directors' Stock Option Plan(5)
10.7	The FactSet Research Systems Inc. 2000 Stock Option Plan(6)
10.8	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan(7)
10.9	The FactSet Research Systems Inc. 2004 Stock Option Plan(8)
10.10	Resignation, Separation of Employment and General Release Agreement dated as of March 1, 2005, between FactSet Research Systems Inc. and Ernest S. Wong(3)
10.11	Severance Agreement dated as of September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh(3)
10.12	Stock Purchase Agreement dated as July 27, 2005(9)
10.13	Stock Purchase Agreement dated as August 1, 2005(10)
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-4238).

(2)
Incorporated by reference to the Company's annual report on Form 10-K for the fiscal year 2001.

(3)
Incorporated by reference to the Company's quarterly report on Form 10-Q for the second quarter of fiscal year 2005.

(4)
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

(6)
Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-56870).

(7)
Incorporated by reference to the Company's Registration Statement on Form S-8 (File No. 333-57880).

(8)
Incorporated by reference to the Company's Definitive Proxy Statement dated November 10, 2004.

(9)
Incorporated by reference to the Company's current report on Form 8-K dated July 29, 2005.

(10)
Incorporated by reference to the Company's current report on Form 8-K dated August 3, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norwalk, State of Connecticut, on November 14, 2005.

FACTSET RESEARCH SYSTEMS INC.
/s/ PETER G. WALSH Peter G. Walsh, Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 14, 2005.

Name	Title

/s/ PHILIP A. HADLEY Philip A. Hadley	Chairman of the Board of Directors, Chief Executive Officer and Director
/s/ CHARLES J. SNYDER Charles J. Snyder	Vice Chairman of the Board of Directors and Director
/s/ MICHAEL F. DICHRISTINA Michael F. DiChristina	President, Chief Operating Officer and Director
/s/ TOWNSEND THOMAS Townsend Thomas	Senior Vice President and Chief Content Officer
/s/ MICHAEL D. FRANKENFIELD Michael D. Frankenfield	Senior Vice President and Director of U.S. Investment Management Services
/s/ PETER G. WALSH Peter G. Walsh	Senior Vice President, Chief Financial Officer and Treasurer
/s/ SCOTT A. BILLEADEAU Scott A. Billeadeau	Director
/s/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director
/s/ JAMES J. MCGONIGLE James J. McGonigle	Director, Lead Independent Director
/s/ WALTER F. SIEBECKER Walter F. Siebecker	Director