Form 10-Q
period 2005-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2006-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on November 30, 2005, was 48,400,879.

FactSet Research Systems Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2005	2004
Revenues	$89,654	$74,063
Operating expenses
Cost of services (includes stock-based compensation expense of $796 for Q1 FY’06; $0 for Q1 FY’05)	28,064	22,007
Selling, general and administrative (includes stock-based compensation expense of $1,742 for Q1 FY’06; $0 for Q1 FY’05)	34,187	26,211

Total operating expenses	62,251	48,218

Income from operations	27,403	25,845
Other income	1,702	168

Income before income taxes	29,105	26,013
Provision for income taxes (includes tax impact of stock-based compensation expense of $(763) for Q1 FY’06; $0 for Q1 FY’05)	9,910	9,616

Net income (includes stock-based compensation expense of $1,775, net of tax, for Q1 FY’06; $0 for Q1 FY’05)	$19,195	$16,397

Basic earnings per common share	$0.40	$0.35
Diluted earnings per common share	$0.38	$0.33

Weighted average common shares (Basic)	48,373	47,592
Weighted average common shares (Diluted)	50,061	50,024

The accompanying notes are an integral part of these consolidated financial statements. The Company adopted SFAS 123(R) on September 1, 2005. Historical periods, including the three months ended November 30, 2004, were not adjusted to reflect stock-based compensation expense under SFAS 123(R). See Note 10 to the consolidated financial statements for additional information.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)	November 30, 2005	August 31, 2005
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$51,071	$59,457
Investments	17,183	16,566
Receivables from clients and clearing broker, net	57,005	54,029
Deferred taxes	5,335	5,277
Other current assets	3,071	3,819

Total current assets	133,665	139,148

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	127,225	125,511
Less accumulated depreciation and amortization	(76,797)	(73,152)

Property, equipment and leasehold improvements, net	50,428	52,359
OTHER NON-CURRENT ASSETS
Goodwill	127,654	110,793
Intangible assets, net	44,715	41,660
Deferred taxes	830	722
Other assets	2,190	2,847

TOTAL ASSETS	$359,482	$347,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,785	$20,400
Accrued compensation	7,795	18,726
Deferred fees	17,923	17,835
Dividends payable	2,420	2,417
Taxes payable	10,841	4,307

Total current liabilities	55,764	63,685

NON-CURRENT LIABILITIES
Note payable	1,618	—
Deferred taxes	8,004	6,657
Deferred rent and other non-current liabilities	9,036	9,079

Total liabilities	74,422	79,421

Commitments and contingencies (See Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 150,000,000 shares authorized, 54,542,769 and 54,460,668 shares issued; 48,400,879 and 48,340,697 shares outstanding at November 30, 2005 and August 31, 2005, respectively	545	545
Capital in excess of par value	103,731	98,989
Retained earnings	322,410	305,636
Accumulated other comprehensive loss	(4,550)	(242)
Treasury stock, at cost: 6,141,890 and 6,119,971 shares at November 30, 2005 and August 31, 2005, respectively	(137,076)	(136,820)

Total stockholders’ equity	285,060	268,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$359,482	$347,529

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

	Three Months Ended November 30,
(In thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,195	$16,397
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,675	4,593
Stock-based compensation expense	2,538	—
Deferred income taxes	(1,014)	1,073
Gain on sale of company-owned real estate	(1,342)	—
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	(1,740)	(3,390)
Accounts payable and accrued expenses	(5,694)	(3,459)
Accrued compensation	(10,982)	(9,407)
Deferred fees	(949)	(1,368)
Taxes payable	6,134	1,449
Other working capital accounts, net	235	2,271
Income tax benefits from stock option exercises	—	4,113

Net cash provided by operating activities	12,056	12,272

CASH FLOWS FROM INVESTING ACTIVITIES
(Purchases) proceeds from sales of investments, net	(621)	1,976
Acquisition of businesses, net of cash acquired	(21,163)	(46,157)
Proceeds from sale of company-owned real estate	2,910	—
Purchases of property, equipment and leasehold improvements	(1,417)	(3,957)

Net cash used in investing activities	(20,291)	(48,138)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,378)	(2,082)
Repurchase of common stock	(256)	(31)
Proceeds from employee stock plans	1,822	10,434
Income tax benefits from stock option exercises	343	—

Net cash (used in) provided by financing activities	(469)	8,321

Effect of exchange rate changes on cash and cash equivalents	318	(673)

Net decrease in cash and cash equivalents	(8,386)	(28,218)
Cash and cash equivalents at beginning of period	59,457	78,580

Cash and cash equivalents at end of period	$51,071	$50,362

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2005

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) supplies financial intelligence to the global investment community. FactSet applications support and make more efficient an array of workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, marketing professionals, sell-side equity research professionals and investment bankers. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alpha and backtesting, portfolio optimization and real-time news and quotes.

The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in any FactSet application. FactSet is also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint and allows for the creation of extensive custom reports.

FactSet revenues are derived from month-to-month subscriptions to services as users, databases and financial applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through one clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction.

2. ACCOUNTING POLICIES

In the opinion of management, the accompanying statements of financial condition and related interim statements of income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the interim periods presented in conformity with accounting principles generally accepted in the United States. The interim consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2005. The significant accounting policies of the Company and its subsidiaries are summarized below. Certain prior year amounts have been reclassified to conform to current year presentation.

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

Shares of common stock and related per share amounts give retroactive effect for stock splits. All shares of common stock and related per share amounts have been adjusted to reflect a three-for-two common stock split, effected as a stock dividend, which occurred on February 4, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, useful lives of fixed and intangible assets, accrued liabilities, accrued compensation, stock-based compensation, receivable reserves and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

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

Under the guidance in SAB 104, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing broker does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing broker charges clearing fees. Clearing fees are recorded in the period incurred, at the time that a client executes securities transactions through the clearing broker. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred.

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net. As of November 30, 2005, the amount of receivables from clients and clearing broker, net that was unbilled totaled $28.0 million. Since the Company invoices its clients monthly in arrears, the $28.0 million unbilled as of November 30, 2005 was billed at the beginning of December 2005. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical company information, industry trends and general market conditions. As of November 30, 2005 and August 31, 2005, the receivable reserve was $1.2 million and $1.1 million, respectively.

Cost of Services

Cost of services is composed of employee compensation and benefits for the software engineering and consulting groups, stock-based compensation, clearing fees net of recoveries, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and client-related communication costs.

Selling, General and Administrative

Selling, general and administrative expense include employee compensation and benefits for the sales, product development and various other support departments, stock-based compensation, travel and entertainment expenses, promotional costs, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market investments with maturities of three months or less at the date of acquisition and are reported at fair value.

Investments

Investments have maturities greater than three months from the date of acquisition are classified as available-for-sale securities and are reported at fair value. Fair value is determined for most investments from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI and StreamVPN businesses. Depending on the structure of the acquisition, goodwill may or may not be income tax-deductible. On an ongoing basis, the Company evaluates the acquired businesses and related assets at the reporting unit level for indications of potential impairment. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2005, 2004 and 2003 and determined that there had been no impairment.

Intangible Assets

Intangible assets primarily consist of customer relationships, acquired technology, trade names, non-compete agreements, and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI and StreamVPN businesses and are amortized on either a straight-line or an accelerated bases using estimated useful lives ranging between two and twenty years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There has been no impairment of intangible assets as of November 30, 2005 and 2004, respectively.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally three years or less. As of November 30, 2005 and 2004, the Company has not capitalized any internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to SFAS No. 86 are expensed as incurred. As of November 30, 2005 and 2004, there were no software development costs capitalized in accordance with SFAS No. 86.

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

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of departmental and individual performance is conducted each year end with senior management, determining the ultimate amount of discretionary bonus pools.

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

On September 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”). The Company has elected the transition method provided in SFAS 123(R) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The transition method establishes the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and determines the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

Foreign Currency

Effective September 1, 2005, the Company’s wholly owned subsidiaries within the European segment no longer operate as branch offices to the Company, but operate under a functional currency different from that of the Company. The financial statements of these foreign subsidiaries are remeasured into United States (“U.S.”) dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from remeasuring assets and liabilities of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity, as required by SFAS No. 52, Foreign Currency Translation.

The Company’s primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and Yen. During the three months ended November 30, 2005, the Company’s net foreign currency exposure relating to those revenues billed and expenses recorded in non-dollar denominated currencies was approximately $6.0 million. Historically, the impact of foreign currency fluctuations on the Company’s results of operations has not been material. The Company does not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

Prior to September 1, 2005, the functional currency of the Company’s wholly owned subsidiaries, excluding the JCF companies, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income.

Earnings Per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted common stock. SFAS No. 128, Earnings per Share, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Stock-Based Compensation

On September 1, 2005, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods beginning on September 1, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment, (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three months ended November 30, 2005 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 30, 2005 was $2.5 million. There was no stock-based compensation expense recognized during the three months ended November 30, 2004.

The Company estimates the fair value of awards on the date of grant using an option-pricing model. The fair value of the award is recognized as expense on a straight-line basis over the vesting periods. Options expire between seven and ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

Stock-based compensation expense recognized is based on the value of share awards that are scheduled to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income for the three months ended November 30, 2005 included compensation expense for stock options and restricted stock not vested as of September 1, 2005. Compensation expense was calculated using the grant date fair value estimated under the pro forma provisions of SFAS 123 and provisions of SFAS 123(R) for awards issued subsequent to August 31, 2005. Compensation expense for awards is recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Commencing with the third quarter of fiscal 2005, the Company transitioned from the Black-Scholes option-pricing model to a lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new stock option grants. Management believes the binomial model provides a more refined estimate of the fair value of the Company’s employee stock options. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates and actual and projected employee stock option exercise behaviors.

Restricted Stock Awards

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. Restricted stock grants are amortized to expense over the vesting period using the straight-line method. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded as a reduction to capital in excess of par value in stockholders’ equity and is being amortized ratably to stock-based compensation expense over the vesting period of four years.

3. COMMON STOCK AND EARNINGS PER SHARE

On November 15, 2005, the Company announced a regular quarterly dividend of $0.05 per share. The cash dividend was paid on December 21, 2005, to common stockholders of record on November 30, 2005. Shares of common stock outstanding were as follows (in thousands):

	2005	2004
Balance at September 1	48,341	46,752
Common stock issued for employee stock plans	60	728
Common stock issued for acquisition of business	—	386
Repurchase of common stock	—	(2)

Balance at November 30	48,401	47,864

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There were no share repurchases under this program as of November 30, 2005.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2005
Basic EPS
Income available to common stockholders	$19,195	48,373	$0.40
Diluted EPS
Dilutive effect of stock options	—	1,688

Income available to common stockholders	$19,195	50,061	$0.38

For the three months ended November 30, 2004
Basic EPS
Income available to common stockholders	$16,397	47,592	$0.35
Diluted EPS
Dilutive effect of stock options	—	2,432

Income available to common stockholders	$16,397	50,024	$0.33

4. SEGMENTS

The Company has three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located in Europe and other regions.

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, and Australia. Mainly sales and consulting personnel staff each of these foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computer centers, data fees and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At November 30, 2005, total goodwill of $127.7 million, is allocated to the U.S. segment totaling $62.8 million and in the European segment totaling $64.9 million. The accounting policies of the segments are the same as those described in Note 2, Accounting Policies.

Segment Information

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended November 30, 2005
Revenues from clients	$65,585	$19,659	$4,410	$89,654
Segment operating profit *	18,328	6,197	2,878	27,403
Capital expenditures	967	178	272	1,417
Total assets at November 30, 2005	237,861	115,839	5,782	359,482

For the three months ended November 30, 2004
Revenues from clients	$54,696	$15,807	$3,560	$74,063
Segment operating profit *	17,962	5,935	1,948	25,845
Capital expenditures	3,524	428	5	3,957
Total assets at November 30, 2004	178,561	100,220	3,492	282,273

*	Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees net of recoveries, data fees, and corporate headquarters charges are recorded by the U.S. segment.

5. NOTE PAYABLE

On September 1, 2005, the Company issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of StreamVPN Limited dated as of July 27, 2005 among the Company, StreamVPN Limited and other parties. The note was issued in lieu of a seller’s cash entitlement.

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through December 2019. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At November 30, 2005, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2006 (Remainder)	$7,964
2007	8,179
2008	7,594
2009	7,423
2010	7,154
Thereafter	35,475

Minimum lease payments	$73,789

Revolving Credit Facilities

In March 2005, the Company renewed its three-year credit facility and continued to maintain its existing 364-day revolving credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2005. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Taxes

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. An audit by one tax authority is currently ongoing. There is inherent uncertainty in the audit process. The Company made its best estimate of the probable liabilities that exist and recorded an estimate. The Company has no reason to believe that such audits will result in the payment of additional taxes or penalties, or both, that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates.

7. BUSINESS COMBINATIONS

On September 1, 2005, the Company acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited, the “AlphaMetrics business”), pursuant to a definitive agreement dated July 27, 2005 for aggregate consideration of $23.8 million, subject to adjustment based on levels of working capital. To date, FactSet has paid an additional $2.6 million based on an estimated level of working capital of the AlphaMetrics business. In addition, contingent consideration will be payable if certain revenue targets are met during the twelve-month period ending October 31, 2006.

The AlphaMetrics business provides institutional clients with a suite of software tools for capturing, measuring and ranking the value of ideas provided by sell-side professionals, as well as those ideas generated internally by research staff. This acquisition is consistent with the Company’s strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the AlphaMetrics business net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$24,698
Note payable	1,710
Direct acquisition costs	602

Total purchase price	$27,010

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs and the final working capital adjustment. The total estimated purchase price is being allocated to the AlphaMetrics business’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation, which is subject to change based on working capital adjustments, is as follows (in thousands):

Tangible assets acquired	$4,318
Amortizable intangible assets:
Software technology	2,603
Customer relationships	3,082
Trade name	250
Non-compete agreements	308
Goodwill	19,754

Total assets acquired	30,315
Liabilities assumed	(3,305)

Net assets acquired	$27,010

Intangible assets of $6.2 million have been allocated to amortizable intangible assets consisting of software technology, amortized over seven years using a straight-line amortization method; customer relationships, amortized over seven years using an accelerated amortization method; trade name, amortized over three years using a straight-line amortization method; and non-compete agreements, amortized over three years using a straight-line amortization method.

Goodwill totaling $19.8 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of the AlphaMetrics business will change the amount of the purchase price allocable to goodwill. Goodwill generated from the AlphaMetrics business acquisition is included in the European segment and is not deductible for income tax purposes.

The results of operations of the AlphaMetrics business have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on September 1, 2005. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

8. GOODWILL

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2005 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2005	$62,699	$48,094	$110,793
Goodwill acquired during the period	—	19,754	19,754
Other	70	(2,963)	(2,893)

Balance at November 30, 2005	$62,769	$64,885	$127,654

“Other” primarily includes the impact of foreign currency translation adjustments and final purchase accounting adjustments.

9. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of acquired technology, customer relationships, trade names, non-compete agreements and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI and StreamVPN Limited (AlphaMetrics) businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, and September 2005, respectively. During the first three months of fiscal 2006, $6.2 million of identifiable intangible assets were added as a result of the acquisition of the AlphaMetric business. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 10.0 years. These intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

	November 30, 2005		August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$12,925	$1,285	$10,205	$753
Software technology	18,475	3,215	16,124	2,397
Data content	18,960	2,933	19,512	2,533
Trade names	1,548	503	1,354	393
Non-compete agreements	1,203	460	887	346

Total	$53,111	$8,396	$48,082	$6,422

Intangible assets acquired during the three months ended November 30, 2005 are as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Software technology	7.0 years	$2,603
Customer relationships	7.0 years	3,082
Trade names	3.0 years	250
Non-compete agreements	3.0 years	308

Weighted average total	6.6 years	$6,243

Amortization expense for intangible assets for the three months ended November 30, 2005 and 2004 was $2.1 million and $0.9 million, respectively. Estimated intangible asset amortization expense for fiscal 2006 and the five succeeding years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006 (Remainder)	$5,769
2007	7,055
2008	6,242
2009	5,880
2010	5,414
Thereafter	14,355

Total	$44,715

10. STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. For the Company, these awards include employee stock options, common shares acquired under the Employee Stock Purchase Plan (“employee stock purchases”) and restricted stock. SFAS 123(R) supersedes the Company’s previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods prior to September 1, 2005. The Company adopted the modified prospective transition method as provided by SFAS 123(R). Accordingly, the consolidated financial statement amounts for the prior periods have not been restated to reflect stock-based compensation expense.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three months ended November 30, 2005 which was allocated as follows (in thousands):

Cost of services	$796
Selling, general and administrative	1,742

Stock-based compensation included in operating expenses	2,538

Tax impact of stock-based compensation expense	(763)

Stock-based compensation expense, net of tax	$1,775

The table below reflects net income and diluted earnings per share for the three months ended November 30, 2005 compared with the pro forma information for the three months ended November 30, 2004 as follows (in thousands, except per share data):

	Three Months Ended November 30,
	2005	2004
Stock-based compensation expense	$2,538	$2,573
Tax impact of stock-based compensation expense	(763)	(690)

Stock-based compensation expense, net of tax	$1,775	$1,883

Net income, including the effect of stock-based compensation expense	$19,195	$14,514

Diluted earnings per share, as reported	$0.38	$0.33
Diluted earnings per share, including the effect of stock-based compensation expense	$0.38	$0.29

General Option Activity

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52

Balance at August 31, 2005	7,981	7,020	$21.32
Granted	(36)	36	34.88
Exercised	—	(59)	19.64
Forfeited	20	(20)	27.57

Balance at November 30, 2005	7,965	6,977	$21.38

The total pre-tax intrinsic value of options exercised for the three months ended November 30, 2005 was $0.9 million.

The following table summarizes significant ranges of outstanding and exercisable options as of November 30, 2005 (shares in thousands):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.78–$15.00	1,618	4.26	$11.60	$43,880	1,328	$10.87	$36,985
$15.01–$25.00	3,995	5.91	$22.02	$66,717	3,024	$21.73	$51,378
$25.01–$37.55	1,364	9.42	$31.13	$10,353	13	$35.61	$40

	6,977	6.21	$21.38	$120,950	4,365	$18.47	$88,403

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $38.72 as of November 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of November 30, 2005 was 6.74 million. As of August 31, 2005, 4.18 million outstanding options were exercisable, and the weighted average exercise price was $18.30.

Commencing with the third quarter of fiscal 2005, the Company transitioned from the Black-Scholes options model to a lattice-binomial model to estimate the fair value of new employee stock options on the date of grant. Management believes the lattice-binomial option pricing model provides a more refined estimate of the fair value of the Company’s employee stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to March 2005. For option grants in March 2005 and thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice-binomial option pricing model. Because the lattice-binomial option pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed.

As stock-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of November 30, 2005, $20.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There were no stock-based compensation costs capitalized as of November 30, 2005.

Stock Option Plans

The weighted average estimated value of employee stock options granted during the three months ended November 30, 2005 was $10.31 per share using the lattice-binomial option model with the following weighted average assumptions:

Term structure of risk-free interest rate	3.42% - 4.06%
Expected life **	4.2 years
Term structure of volatility	24.84% - 46.55%
Dividend yield	0.6%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the three months ended November 30, 2004 was $16.88 per share using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	3.03%
Expected life	4.0 years
Expected volatility	45%
Dividend yield	0.6%

Employee Stock Purchase Plan

For the Company’s employee stock purchase plan, FactSet continues to use the Black-Scholes model to calculate the estimated fair value. The weighted average estimated value of employee stock purchase plan grants during the three months ended November 30, 2005 and 2004 was $9.25 and $12.83 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the first three months of fiscal 2006 and 2005:

	Three Months Ended November 30,
	2005	2004
Risk-free interest rate	3.37%	2.23%
Expected life	3 months	3 months
Expected volatility	73%	28%
Dividend yield	0.6%	0.5%

Fair Value Assumptions

The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee termination within the valuation model. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by the Company.

Accuracy of Fair Value Estimates

The Company uses third-party analyses to assist in developing the assumptions used in, as well as calibrating, its lattice-binomial model. The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards.

The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended November 30,
	2005	2004
Net income	$19,195	$6,397
Other comprehensive (loss), net of tax:
Net changes in unrealized loss on investments	(3)	(19)
Foreign currency translation adjustments	(4,305)	5,282

Comprehensive income	$14,887	$21,660

The components of accumulated other comprehensive loss were as follows (in thousands):

	November 30, 2005	August 31, 2005
Accumulated unrealized loss on investments, net of tax	$27	$30
Accumulated foreign currency translation adjustment	(4,577)	(272)

Total accumulated other comprehensive loss	$(4,550)	$(242)

12. SUBSEQUENT EVENT

On January 5, 2006, the Company was informed by the executors of the estate of Howard E. Wille that it had sold effectively all of its position in the Company’s common stock. Mr. Wille, a founder of FactSet, died on September 6, 2005. The executors undertook the sale to diversify the estate’s assets.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We supply financial intelligence to the global investment community. Our applications support and make more efficient an array of workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, marketing professionals, sell-side equity research professionals and investment bankers. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alpha and backtesting, portfolio optimization and real-time news and quotes.

We combine more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe into a single online platform of information and analytics. Clients have simultaneous access to content from all the sources, which they can combine and utilize in any of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint and allows for extensive custom reports. Our revenues are derived from month-to-month subscriptions to services as users, databases and financial applications. Approximately 75% of our revenue is generated from our investment management clients, while the remaining revenue is primarily derived from investment banking clients.

Results of Operations – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2005	2004	Change
Revenues	$89,654	$74,063	21.1%
Cost of services	28,064	22,007	27.5
Selling, general and administrative	34,187	26,211	30.4
Operating income	27,403	25,845	6.0
Net income	19,195	16,397	17.1
Diluted earnings per common share	$0.38	$0.33	17.0%
Diluted weighted average common shares	50,061	50,024

Revenues

Revenues for the three months ended November 30, 2005 increased 21.1% to $89.7 million from $74.1 million for the period ended November 30, 2004. Excluding acquisitions owned less than one year, revenues grew 15% for the first fiscal quarter of 2006 compared to the prior year period. The increase in revenues was driven by growth in establishing new client relationships, more users and subscriptions to databases by existing clients. New applications such as Marquee, expanded features in our suite of Portfolio Analytics products and incremental content for non-U.S. investors helped increase demand for our services. Acquisitions over the last twelve months, including StreamVPN, DSI and TrueCourse accounted for 6% or $4.6 million of the revenue growth versus the year ago period.

“Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. At November 30, 2005, subscriptions were $361.9 million, representing an increase of 21.0% compared to the same period a year ago. Excluding the acquisition of StreamVPN, subscriptions increased $9.0 million since the end of fiscal 2005. On a constant currency basis, the subscription increase was $10.5 million. Subscriptions in the first quarter can be seasonally impacted from staff reductions representing bankers graduating from two-year analyst programs. Despite this factor, subscription growth was strong representing the power of our products and client service model. We also experienced expansion in net new clients, incremental subscriptions to our services by existing clients and an increased number of users. At quarter-end, the average subscription per client was $224,000, an increase of 5.6% from an average of $212,000 a year ago.

Domestic (U.S.) business produced revenues increased 19.9% to $65.6 million in the first quarter of fiscal 2006 compared to $54.7 million in the same period a year ago. Domestic revenues, excluding the DSI and TrueCourse acquisitions, grew 14%.

International revenues in the first quarter of fiscal 2006 were $24.1 million, an increase of 24.3% from $19.4 million in the prior year period. Excluding the StreamVPN acquisition and holding currencies constant, revenue growth from international operations advanced 22.0% for the quarter ended November 30, 2005 compared to a year ago. European revenues advanced

24.4%, largely related to content additions in our non-U.S. product suite and the number of employees servicing clients abroad, as well as the inclusion of revenues derived from the StreamVPN acquisition. Asia Pacific revenues grew 23.9% from the same period a year ago. Revenues from international operations accounted for 26.8% and 26.2% of our consolidated revenues for the first quarter of fiscal 2006 and 2005, respectively.

Demand for our Portfolio Analytics applications rose during the first quarter of fiscal 2006. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. The portfolio analysis workstation is the largest revenue contributing member of this product suite. At November 30, 2005, there were over 430 clients representing approximately 3,400 users who subscribed to this service. These figures compare favorably to a total of 390 clients and 3,000 users a year ago.

At the end of the first quarter of fiscal 2006, there were 1,614 clients, including five new firms via the StreamVPN acquisition, who subscribed to our services, an increase of 204 clients or 14.5% over the prior 12 months. Included in this rise was the net addition of 78 clients from the acquisitions of DSI and StreamVPN. Excluding the impact of acquisitions on client count, we added more clients in the first three months of fiscal 2006 than the aggregate total of first quarter client additions over the prior three fiscal years. There were 27,100 users as of November 30, 2005, up from 23,100 at the end of the first quarter of fiscal 2005. This count excludes professionals who subscribe exclusively to StreamVPN’s web-based product. While there are many users, the price per user is materially lower than that of our Directions platform.

Effective September 1, 2005, our wholly owned subsidiaries within the European segment no longer operate as a branch office and operate under a functional currency different from that of the Company. The financial statements of these foreign subsidiaries are remeasured into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from remeasuring assets and liabilities of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Prior to September 1, 2005, the functional currency of our wholly owned subsidiaries, excluding JCF, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income.

Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three months ended November 30, 2005, the Company’s net foreign currency exposure relating to those revenues billed and expenses recorded in non-dollar denominated currencies was approximately $6.0 million. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

A portion of our non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. The effect of currency movements on the first quarter’s revenue was immaterial.

No individual client accounted for more than 5% of total subscriptions. Subscriptions from the ten largest clients did not surpass 25% of total client subscriptions. At November 30, 2005, client retention, as measured in terms of client subscriptions, remained at a rate in excess of 95%.

Cost of Services

During the three months ended November 30, 2005, cost of services increased 27.5% to $28.1 million from $22.0 million in the comparable prior year period. The growth in cost of services for the three months ended November 30, 2005 was driven by increases in data costs, employee compensation and benefits, amortization of intangible assets and the first time inclusion of stock-based compensation, partially offset by lower client-related communication costs and depreciation on computer-related equipment.

Employee compensation and benefits for our software engineering and consulting departments advanced $2.1 million in the first quarter of fiscal 2006 as compared to the identical period in the previous year. Employee additions, normal merit increases and the integration of DSI, the AlphaMetrics business and TrueCourse personnel with existing personnel were the primary drivers of the increase in employee compensation and benefits. Data costs grew $2.4 million during the three months ended November 30, 2005 versus the prior year period. The increased data expenses were largely due to higher royalty payments to data content suppliers from additional client subscriptions, increased company coverage by our CallStreet transcription service and higher levels of proprietary content collection. Amortization of intangible assets increased $1.2 million in the initial three months of fiscal 2006 compared to the same periods in fiscal 2005 due to our recent acquisitions of DSI, TrueCourse and the AlphaMetrics business. Stock-based compensation expense recognized for the first time during the first quarter of fiscal 2006 amounted to an increase of $0.8 million to cost of services.

Partially offsetting these component increases of cost of services was a reduction in both client-related communication costs and depreciation of computer-related equipment of $0.2 million each. Favorable trends in the telecommunications industry allowed us to control communication costs. Such control is significant, given the notable rise in our telecommunication bandwidth requirements due to the increase in the number of clients that subscribe to Marquee, our real-time news and quotes application. Our focus on software optimizations to improve our computational capacity has resulted in lower levels of depreciation on computer equipment and computer maintenance. We also benefited from lower prices on the part of our computer hardware suppliers, as that industry’s trends toward faster and less expensive computers continued to move in our favor.

Selling, General and Administrative

For the first quarter of fiscal 2006, selling, general, and administrative (“SG&A”) expenses grew 30.4% to $34.2 million, up from $26.2 million in the first quarter of fiscal 2005. The increase of $8.0 million was driven by the first time inclusion of stock-based compensation as well as increases in employee compensation and miscellaneous expenses, partially offset by lower occupancy costs.

Employee compensation and benefits expense advanced $4.4 million during the first quarter of fiscal 2006 compared to the prior year period. The increase can be primarily attributed to more employees classified as SG&A over the past twelve months, additional employee headcount as the result of acquisitions, and merit increases in compensation. Stock-based compensation expense recognized for the first time during the first quarter of fiscal 2006 for those awards granted and vested to employees other than our software engineers and consultants amounted to an incremental cost to SG&A of $1.7 million. Miscellaneous expenses advanced $0.4 million during the first three months of fiscal 2006 compared to the first three months of fiscal 2005. In the prior year period there was a reduction in reserves for non-income tax expenses after discussions with various local tax authorities. Rent expense as a percentage of revenue declined 10.3% year over year as office space additions have been limited since August 2004.

Income from Operations and Operating Margin

Income from operations rose 6.0% to $27.4 million during the first three months of fiscal 2006 as compared $25.8 million in the same period a year ago. The operating margin in the first fiscal quarter of 2006 was 30.6% compared to 34.9% for the same period in fiscal 2005. The decrease in the operating margin during the three months ended November 30, 2005 is due to the pre-tax stock-based compensation charge of $2.5 million recorded in the first quarter of fiscal 2006 and the impact of acquisitions since August 31, 2005. Stock-based compensation expense reduced the operating margin percentage by 2.8%. There was no stock-based compensation expense in the first quarter of fiscal 2005. Excluding stock-based compensation expense and the impact from the acquisitions of StreamVPN and DSI, the operating margin for the three months ended November 30, 2005 was 35.1%.

Other Income

During the three months ended November 30, 2005, other income increased $1.5 million year over year primarily due to the completion of the sale of our only piece of company-owned real estate. This transaction resulted in a pre-tax gain of $1.3 million or $0.02 per share during the quarter. The gain was included in other income and had no impact on operating income for the period ended November 30, 2005.

Income Taxes

For the three months ended November 30, 2005, the provision for income taxes advanced 3.1% to $9.9 million, up from $9.6 million in the comparable prior year period. Our effective tax rate for the first quarter of fiscal 2006 was 34.0% versus 37.0% in the prior year period. The decrease in the first quarter fiscal 2006 effective tax rate is due to the inclusion of a tax benefit of 2.6% from the closure of previously filed tax returns during the quarter.

The American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004 were both enacted in October 2004. These laws contain provisions which could potentially impact our effective tax rate. These items include the extension of the Research and Development Credit through December 2005, the repeal of the Extraterritorial Income Exclusion and the enactment of a Domestic Manufacturing Deduction. We have completed our evaluation and concluded that the effect on our effective tax rate is immaterial for the year ended August 31, 2006.

Net Income and Earnings Per Share

Net income rose 17.1% to $19.2 million and diluted earnings per share increased 17.0% to $0.38 for the first three months of fiscal 2006, indicative of diluted earnings per share growth of at least 14% in 35 of the last 36 fiscal quarters.

Liquidity and Capital Resources

Cash, cash equivalents and investments aggregated to $68.3 million or 19.0% of our total assets at November 30, 2005, compared with $76.1 million as of August 31, 2005. Our cash, cash equivalents and investments declined $7.8 million or 10.2% year over year as a result of investing $21.2 million of cash for the acquisition of the AlphaMetrics business on September 1, 2005, the payment of $16.6 million in variable employee compensation related to the previous fiscal year, dividends paid of $2.4 million and capital expenditures of $1.4 million. Partially offsetting these cash outflows were cash provided by operations of $28.7 million excluding the variable employee compensation payment of $16.6 million, proceeds of $2.9 million generated from the sale of company-owned real estate and cash inflows of $2.2 million from the exercise of employee stock options.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended November 30,
	2005	2004
Net cash provided by operating activities	$12,056	$12,272
Net cash used in investing activities	$(20,291)	$(48,138)
Net cash (used in) provided by financing activities	$(469)	$8,321

Cash Flows from Operating Activities

All our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Cash generated by operating activities in the first three months of fiscal 2006 decreased $0.2 million over the comparable period in last fiscal year due to the payment of higher variable employee compensation, decreases in accounts payable and accrued expenses and other working capital as well as the reclassification of income tax benefits from stock option exercises from cash flows provided by operations to cash flows from financing activities. We historically pay variable employee compensation related to the previous fiscal year in the first quarter. This resulted in a $1.6 million increase in cash outflows during the three months ended November 30, 2005 as compared to the same period a year ago. In accordance with SFAS 123(R), we reported our first quarter fiscal 2006 income tax benefits from stock option exercises of $0.3 million in cash flows from financing activities, while the prior year amount of $4.1 million remained, as reported, in cash flows provided by operating activities. This reclassification resulted in a $4.4 million decrease in cash flows from operations. These decreases were partially offset by an increase in net income of $2.8 million, the inclusion of stock-based compensation expense of $2.5 million for the first time in fiscal 2006, an increase in depreciation and amortization of $1.1 million and an increase in taxes payable of $4.7 million as compared to the first three months of fiscal 2005.

Cash Flows from Investing Activities

Net cash used in investing activities of $20.3 million for the three months ended November 30, 2005, consisted primarily of cash used in the acquisition of the AlphaMetrics business on September 1, 2005 for $21.2 million, partially offset by $2.9 million of proceeds generated from the sale of our company-owned real estate.

Cash Flows from Financing Activities

Net cash used in financing activities of $0.5 million for the three months ended November 30, 2005, consisted of $2.4 million in dividend payments partially offset by $1.8 million of proceeds received from the issuance of common stock related to employee stock options and our employee stock purchase plan.

Capital Expenditures

Capital expenditures for the quarter-ended November 30, 2005 totaled $1.4 million, down 64.2% from $4.0 million in the same period a year ago. The decrease is driven by higher levels of leasehold improvements and furniture and fixtures from the build out of our new headquarters facility in Norwalk, Connecticut in the prior year. Capital expenditures are expected to total approximately $18 million to $22 million for fiscal 2006.

Capital Needs

On September 1, 2005, we issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR, which is payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of StreamVPN Limited, dated as of July 27, 2005 among the Company, StreamVPN Limited and other parties. The note was issued in lieu of a seller’s cash entitlement.

Revolving Credit Facilities

In March 2005, we renewed our three-year credit facility and continued to maintain our existing 364-day revolving credit facility. The credit facilities are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2006 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2005. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Business Combinations

On September 1, 2005, we acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited, the “AlphaMetrics business”), pursuant to a definitive agreement dated July 27, 2005 for aggregate consideration of $23.8 million, subject to adjustment based on levels of working capital. To date, we have paid an additional $2.6 million based on an estimated level of working capital of the AlphaMetrics business. In addition, contingent consideration will be payable if certain revenue targets are met during the twelve-month period ending October 31, 2006.

The AlphaMetrics business provides institutional clients with a suite of software tools for capturing, measuring and ranking the value of ideas provided by sell-side professionals, as well as those ideas generated internally by research staff. This acquisition is consistent with our strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the AlphaMetrics business’ net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$24,698
Note payable	1,710
Direct acquisition costs	602

Total purchase price	$27,010

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs and the final working capital adjustment. The total estimated purchase price is being allocated to the AlphaMetrics business’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation, which is subject to change based on working capital adjustments, is as follows (in thousands):

Tangible assets acquired	$4,318
Amortizable intangible assets:
Software technology	2,603
Customer relationships	3,082
Trade name	250
Non-compete agreements	308
Goodwill	19,754

Total assets acquired	30,315
Liabilities assumed	(3,305)

Net assets acquired	$27,010

Intangible assets of $6.2 million have been allocated to amortizable intangible assets consisting of software technology, amortized over seven years using a straight-line amortization method; customer relationships, amortized over seven years using an accelerated amortization method; trade name, amortized over three years using a straight-line amortization method; and non-competition agreements, amortized over three years using a straight-line amortization method.

Goodwill totaling $19.8 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of the AlphaMetrics business will change the amount of the purchase price allocable to goodwill. Goodwill generated from the AlphaMetrics business acquisition is included in our European segment and is not deductible for income tax purposes.

The results of operations of the AlphaMetrics business have been included in our Consolidated Statement of Income since the completion of the acquisition on September 1, 2005. Pro forma information has not been presented because the effect of this acquisition was not material on our consolidated financial results.

Stock-based Compensation

Effective September 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. These awards include employee stock options, common shares acquired under the Employee Stock Purchase Plan (“employee stock purchases”) and restricted stock. SFAS 123(R) supersedes our previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods prior to September 1, 2005. We adopted the modified prospective transition method as provided by SFAS 123(R). Accordingly, the consolidated financial statement amounts for the prior periods have not been restated to reflect stock-based compensation expense.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three months ended November 30, 2005 which was allocated as follows (in thousands):

Cost of services	$796
Selling, general and administrative	1,742

Stock-based compensation included in operating expenses	2,538
Tax impact of stock-based compensation expense	(763)

Stock-based compensation expense, net of tax	$1,775

The following table provides a comparison of net income, if the effect of pro forma stock-based compensation expense prior to fiscal 2006 were included for prior periods (in thousands, except per share data):

	Q1 FY’06	Q4 FY’05	Q3 FY’05	Q2 FY’05	Q1 FY’05
Net income, as reported	$19,195	$18,647	$19,551	$17,170	$16,397

Stock-based compensation expense	$2,538	$2,389	$2,302	$2,438	$2,573
Tax impact of stock-based compensation expense	(763)	(760)	(821)	(655)	(690)

Stock-based compensation expense, net of tax	$1,775	$1,629	$1,481	$1,783	$1,883

Net income, including the effect of stock-based compensation expense	$19,195	$17,018	$18,070	$15,387	$14,514

Diluted earnings per share, as reported	$0.38	$0.37	$0.39	$0.34	$0.33
Diluted earnings per share, including the effect of stock-based compensation expense	$0.38	$0.34	$0.36	$0.31	$0.29

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52

Balance at August 31, 2005	7,981	7,020	$21.32
Granted	(36)	36	34.88
Exercised	—	(59)	19.64
Forfeited	20	(20)	27.57

Balance at November 30, 2005	7,965	6,977	$21.38

The total pre-tax intrinsic value of options exercised during the three months ended November 30, 2005 was $0.9 million.

The following table summarizes significant ranges of outstanding and exercisable options as of November 30, 2005 (shares in thousands):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.78–$15.00	1,618	4.26	$11.60	$43,880	1,328	$10.87	$36,985
$15.01–$25.00	3,995	5.91	$22.02	$66,717	3,024	$21.73	$51,378
$25.01–$37.55	1,364	9.42	$31.13	$10,353	13	$35.61	$40

	6,977	6.21	$21.38	$120,950	4,365	$18.47	$88,403

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $38.72 as of November 30, 2005, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of November 30, 2005 was 6.74 million. As of August 31, 2005, 4.18 million outstanding options were exercisable, and the weighted average exercise price was $18.30.

Commencing with the third quarter of fiscal 2005, we transitioned from the Black-Scholes options model to a lattice-binomial model to estimate the fair value of new employee stock options on the date of grant. We believe the lattice-binomial option pricing model provides a more refined estimate of the fair value of our employee stock options. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model for all grants prior to March 2005. For option grants in March 2005 and thereafter, the fair value of each option grant is estimated on the date of the grant using the lattice-binomial option pricing model. Because the lattice-binomial option pricing model incorporates ranges of assumptions for inputs, those ranges are disclosed.

As stock-based compensation expense recognized in the Consolidated Statement of Income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

As of November 30, 2005, $20.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There were no stock-based compensation costs capitalized as of November 30, 2005.

Stock Option Plans

The weighted average estimated value of employee stock options granted during the three months ended November 30, 2005 was $10.31 per share using the lattice-binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	3.42% - 4.06%
Expected life **	4.2 years
Term structure of volatility	24.84% - 46.55%
Dividend yield	0.6%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the three months ended November 30, 2004 was $16.88 per share using the Black-Scholes model with the following weighted average assumptions:

Risk-free interest rate	3.03%
Expected life	4.0 years
Expected volatility	45%
Dividend yield	0.6%

Employee Stock Purchase Plan

For the Company’s employee stock purchase plan, FactSet continues to use the Black-Scholes model to calculate the estimated fair value. The weighted average estimated value of employee stock purchase plan grants during the three months ended November 30, 2005 and 2004 was $9.25 and $12.83 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the first three months of fiscal 2006 and 2005:

	Three months ended November 30,
	2005	2004
Risk-free interest rate	3.37%	2.23%
Expected life	3 months	3 months
Expected volatility	73%	28%
Dividend yield	0.6%	0.5%

Fair Value Assumptions

The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. We use historical data to estimate option exercises and employee termination within the valuation model. The dividend yield assumption is based on our history and expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of our model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations on all past option grants made by us.

Share Repurchases

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of common stock. The timing of this authorization corresponds to the completion in the third quarter of fiscal 2005 of the 1.5 million share repurchase program approved in July 2002. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There were no share repurchases under this program as of November 30, 2005.

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

Subsequent Event

On January 5, 2006, we were informed by the executors of the estate of Howard E. Wille that it had sold effectively all of its position in our common stock. Mr. Wille, a founder of FactSet, died on September 6, 2005. The executors undertook the sale to diversify the estate’s assets.

Dividend Payment

On November 15, 2005, we announced a regular quarterly dividend of $0.05 per share. The cash dividend was paid on December 21, 2005, to common stockholders of record on November 30, 2005.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of November 30, 2005.

Critical Accounting Policies

Our accounting policies, which are in compliance with accounting principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K, we discussed those policies that we believe are critical and require the use of judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

Forward-Looking Factors

Business Outlook

The following forward-looking statements reflect our expectations as of January 9, 2006. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2006 Expectations

•	Revenues are expected to range between $91.0 million and $93.0 million

•	Operating margins are expected to range between 30.0% and 32.0%, including the impact from SFAS 123(R). Excluding stock-based compensation, operating margins would be between 32.5% and 34.0%.

•	The effective tax rate is expected to range between 36.2% and 36.8%.

Full Year Fiscal 2006

•	Capital expenditures should total approximately $18 million to $22 million.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, NASDAQ Composite®, and MSCI EAFE Index) have experienced significant volatility during the past five years. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of terrorist activities or rising energy prices could undermine any potential continued economic recovery. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. A policy of persistent interest rate increases adopted by the Federal Reserve Bank, continued inflationary pressures or both, could derail the current economic environment and adversely affect the operations of our clients. In addition, changes to regulations regarding soft dollar payments could have a negative impact on our operations.

The fair market value of our investment portfolio at November 30, 2005 was $17.2 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

Income Taxes

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. An audit by one tax authority is currently ongoing. Although there is inherent uncertainty in the audit process, we have no reason to believe that such audits will result in the payment of additional taxes or penalties or both that would have a material adverse effect on our results of operations or financial position, beyond current estimates.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through our portfolio of cash, cash equivalents and investments. Cash and cash equivalents consist of demand deposits and money market investments with maturities of three months or less from the date of acquisition. Our investment portfolio, which is designed for the preservation of principal, consists of U.S. Treasury notes and bonds, corporate bonds and municipal bonds. The investment portfolio is subject to interest rate risk as investments are sold or mature and are reinvested at current market rates. Derivative financial instruments are not permitted by our investment guidelines.

ITEM 4. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2005:

Period	Total number of shares purchased	Average price paid per share	(1) Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
September 1, 2005 – September 30, 2005	—	—	—	$50,000

October 1, 2005 – October 31, 2005	—	—	—	50,000

November 1, 2005 – November 30, 2005	—	—	—	50,000

	—		—	$50,000

(1)	On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations. There were no share repurchases during the first quarter of fiscal 2006 under this program.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on December 20, 2005.

1.	Two nominees to the Board of Directors were elected:

Director	Term	For	Withhold Authority
Michael F. DiChristina	3 yrs.	41,557,306	823,095

Walter F. Siebecker	3 yrs.	41,812,870	567,531

2.	The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for fiscal 2006 was ratified:

For	41,987,876

Not for	321,618

Abstain	70,907

Item 6. Exhibits

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date: January 9, 2006	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer
and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer