Form 10-Q
period 2006-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2006-04-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on February 28, 2006, was 48,678,791.

FactSet Research Systems Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2006	2005	2006	2005
Revenues	$93,665	$76,472	$183,319	$150,535

Operating expenses
Cost of services (includes stock-based compensation (“SBC”) of $580 and $1,376 for the three and six months ended February 28, 2006, respectively. SBC was $0 in the year ago periods ended February 28, 2005)	29,122	21,293	57,186	43,300
Selling, general and administrative (includes SBC of $1,295 and $3,037 for the three and six months ended February 28, 2006, respectively. SBC was $0 in the year ago periods ended February 28, 2005).	34,899	28,147	69,086	54,358

Total operating expenses	64,021	49,440	126,272	97,658

Income from operations	29,644	27,032	57,047	52,877

Other income	562	216	2,264	384

Income before income taxes	30,206	27,248	59,311	53,261

Provision for income taxes	10,964	10,078	20,874	19,694

Net income (includes SBC, net of tax of $1,372 and $3,148 for the three and six months ended February 28, 2006, respectively. SBC was $0 in the year ago periods ended February 28, 2005).	$19,242	$17,170	$38,437	$33,567

Basic earnings per common share	$0.40	$0.36	$0.79	$0.70
Diluted earnings per common share	$0.38	$0.34	$0.76	$0.67

Weighted average common shares (Basic)	48,569	48,001	48,471	47,797
Weighted average common shares (Diluted)	50,767	50,397	50,308	50,213

The accompanying notes are an integral part of these consolidated financial statements. The Company adopted SFAS 123(R) on September 1, 2005. Historical periods, including the three and six months ended February 28, 2005, were not retroactively adjusted to include stock-based compensation expense under SFAS 123(R). See Note 10 to the consolidated financial statements for additional information.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	February 28, 2006	August 31, 2005
(In thousands, except per share data)	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$72,948	$59,457
Investments	17,261	16,566
Receivables from clients and clearing broker, net	58,918	54,029
Deferred taxes	5,474	5,277
Other current assets	2,806	3,819

Total current assets	157,407	139,148

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	134,000	125,511
Less accumulated depreciation and amortization	(81,471)	(73,152)

Property, equipment and leasehold improvements, net	52,529	52,359
OTHER NON-CURRENT ASSETS
Goodwill	135,098	110,793
Intangible assets, net	45,160	41,660
Deferred taxes	1,827	722
Other assets	2,487	2,847

TOTAL ASSETS	$394,508	$347,529

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,450	$20,400
Accrued compensation	10,431	18,726
Deferred fees	21,073	17,835
Dividends payable	2,434	2,417
Taxes payable	9,358	4,307
Note payable	1,665	—

Total current liabilities	66,411	63,685

NON-CURRENT LIABILITIES
Deferred taxes	8,518	6,657
Deferred rent and other non-current liabilities	9,483	9,079

TOTAL LIABILITIES	84,412	79,421

Commitments and contingencies (See Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 54,822,377 and 54,460,668 shares issued; 48,678,791 and 48,340,697 shares outstanding at February 28, 2006 and August 31, 2005, respectively	548	545
Capital in excess of par value	111,721	98,989
Retained earnings	339,227	305,636
Accumulated other comprehensive loss	(3,893)	(242)
Treasury stock, at cost: 6,143,585 and 6,119,971 shares at February 28, 2006 and August 31, 2005, respectively	(137,507)	(136,820)

TOTAL STOCKHOLDERS’ EQUITY	310,096	268,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$394,508	$347,529

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

	Six Months Ended February 28,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$38,437	$33,567
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,432	9,081
Stock-based compensation expense	4,413	—
Deferred income taxes	(2,230)	112
Gain on sale of company-owned real estate	(1,342)	—
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	(3,377)	(17,134)
Accounts payable and accrued expenses	(1,084)	(5,643)
Accrued compensation	(8,806)	(6,451)
Deferred fees	703	1,048
Taxes payable	3,156	(6,421)
Landlord contributions	84	500
Other working capital accounts, net	2,059	4,432
Income tax benefits from stock option exercises	—	5,192

Net cash provided by operating activities	43,445	18,283

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments, net of proceeds from sales	(671)	(6,452)
Acquisition of businesses, net of cash acquired	(27,873)	(52,098)
Proceeds from sale of company-owned real estate	2,910	—
Purchases of property, equipment and leasehold improvements	(7,090)	(9,015)

Net cash used in investing activities	(32,724)	(67,565)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(4,755)	(4,214)
Repurchase of common stock	(687)	(280)
Proceeds from employee stock plans	6,155	13,319
Income tax benefits from stock option exercises	1,825	—

Net cash provided by financing activities	2,538	8,825

Effect of exchange rate changes on cash and cash equivalents	232	(729)

Net increase (decrease) in cash and cash equivalents	13,491	(41,186)
Cash and cash equivalents at beginning of period	59,457	78,580

Cash and cash equivalents at end of period	$72,948	$37,394

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2006

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) supplies financial intelligence to the global investment community. FactSet applications support and make more efficient an array of workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income portfolios. Approximately 75% of the Company’s revenue is generated from its investment management clients, while the remaining revenue is primarily derived from investment banking clients.

The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets across the globe into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in any FactSet application. FactSet is also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint and allows for the creation of extensive custom reports.

FactSet revenues are derived from month-to-month subscriptions to services such as workstations, databases and financial applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through one clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request cash be transmitted to FactSet to pay for its services. Approximately 35% of the Company’s revenues are paid directly or indirectly using commissions cleared through FDS or an unrelated third party broker.

The Company is supported by 1,266 employees as of February 28, 2006. Approximately one-third of the employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining collect or provide administrative support.

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

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net. As of February 28, 2006, the amount of receivables from clients and clearing broker, net that was unbilled totaled $29.4 million. Since the Company invoices its clients monthly in arrears, the $29.4 million unbilled as of February 28, 2006 was billed at the beginning of March 2006. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical company information, industry trends and general market conditions. As of February 28, 2006 and August 31, 2005, the receivable reserve was $1.1 million, respectively.

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

Investments

Investments which have maturities greater than three months from the date of acquisition are classified as available-for-sale securities and are reported at fair value. Fair value of investments is determined from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income (loss) in stockholders’ equity.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, StreamVPN Limited and europrospectus.com Limited businesses. Depending on the structure of the acquisition, goodwill may or may not be income tax-deductible. On an ongoing basis, the Company evaluates the acquired businesses and related assets at the reporting unit level for indications of potential impairment. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2005, 2004 and 2003 and determined that there had been no impairment.

Intangible Assets

Intangible assets primarily consist of customer relationships, acquired technology, trade names, non-compete agreements, and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, StreamVPN Limited and europrospectus.com Limited businesses and are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There has been no impairment of intangible assets as of February 28, 2006 and 2005, respectively.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally three years or less. As of February 28, 2006 and 2005, the Company has not capitalized any internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to SFAS No. 86 are expensed as incurred. As of February 28, 2006 and 2005, there were no software development costs capitalized in accordance with SFAS No. 86.

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

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of departmental and individual performance is conducted each year to determine the ultimate amount of discretionary bonus pools.

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

The Company’s primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and Yen. During the three and six months ended February 28, 2006, the Company’s net foreign currency exposure relating to those revenues billed and expenses recorded in non-dollar denominated currencies was approximately $3.8 million and $7.4 million, respectively. Historically, the impact of foreign currency fluctuations on the Company’s results of operations has not been material. The Company does not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three and six months ended February 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended February 28, 2006 was $1.9 million and $4.4 million, respectively. There was no stock-based compensation expense recognized during the three and six months ended February 28, 2005.

The Company estimates the fair value of awards on the date of grant using an option-pricing model. The fair value of the award is recognized as expense on a straight-line basis over the vesting periods. Options expire between seven and ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

Stock-based compensation expense recognized is based on the value of share awards that are scheduled to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income for the three and six months ended February 28, 2006 included compensation expense for stock options and restricted stock not vested as of September 1, 2005. Compensation expense was calculated using the grant date fair value estimated under the pro forma provisions of SFAS 123 and provisions of SFAS 123(R) for awards issued subsequent to August 31, 2005. Compensation expense for awards is recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

3. COMMON STOCK AND EARNINGS PER SHARE

On February 8, 2006, the Company announced a regular quarterly dividend of $0.05 per share. The cash dividend was paid on March 21, 2006, to common stockholders of record on February 28, 2006. Shares of common stock outstanding were as follows (in thousands):

	Six months ended February 28,
	2006	2005
Balance at September 1	48,341	46,752
Common stock issued for employee stock plans	361	896
Common stock issued for acquisition of business	—	430
Repurchase of common stock	(23)	(8)

Balance at February 28	48,679	48,070

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There were no share repurchases under this program as of February 28, 2006.

On January 5, 2006, the executors of the estate of Howard E. Wille sold effectively all of its position in the Company’s common stock. Mr. Wille, a founder of FactSet, passed away on September 6, 2005. At that date, he owned approximately 11% of FactSet common stock. The executors undertook the sale to diversify the estate’s assets.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2006
Basic EPS
Income available to common stockholders	$19,242	48,569	$0.40
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,198

Income available to common stockholders	$19,242	50,767	$0.38

For the three months ended February 28, 2005
Basic EPS
Income available to common stockholders	$17,170	48,001	$0.36
Diluted EPS
Dilutive effect of stock options	—	2,396

Income available to common stockholders	$17,170	50,397	$0.34

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the six months ended February 28, 2006
Basic EPS
Income available to common stockholders	$38,437	48,471	$0.79
Diluted EPS
Dilutive effect of stock options	—	1,837

Income available to common stockholders	$38,437	50,308	$0.76

For the six months ended February 28, 2005
Basic EPS
Income available to common stockholders	$33,567	47,797	$0.70
Diluted EPS
Dilutive effect of stock options	—	2,416

Income available to common stockholders	$33,567	50,213	$0.67

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, and Australia. Mainly sales and consulting personnel staff each of these foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computer centers, data fees and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At February 28, 2006, total goodwill of $135.1 million, is allocated to the U.S. segment totaling $62.9 million and in the European segment totaling $72.2 million. The accounting policies of the segments are the same as those described in Note 2, Accounting Policies.

Segment Information

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended February 28, 2006
Revenues from clients	$67,175	$21,635	$4,855	$93,665
Segment operating profit *	18,120	8,502	3,022	29,644
Capital expenditures	5,030	131	512	5,673
Total assets at February 28, 2006	259,950	127,287	7,271	394,508

For the three months ended February 28, 2005
Revenues from clients	$55,885	$16,912	$3,675	$76,472
Segment operating profit *	21,030	4,113	1,889	27,032
Capital expenditures	4,912	146	—	5,058
Total assets at February 28, 2005	186,196	108,573	4,561	299,330

For the six months ended February 28, 2006
Revenues from clients	$132,760	$41,294	$9,265	$183,319
Segment operating profit *	36,448	14,699	5,900	57,047
Capital expenditures	5,997	309	784	7,090

For the six months ended February 28, 2005
Revenues from clients	$110,581	$32,719	$7,235	$150,535
Segment operating profit *	38,992	10,048	3,837	52,877
Capital expenditures	8,436	574	5	9,015

*	Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees net of recoveries, data fees, and corporate headquarters charges are recorded by the U.S. segment.

5. NOTE PAYABLE

On September 1, 2005, the Company issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among the Company, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash entitlement. The noteholder has the option to require the Company to repay the whole or any part of the note as of March 1, 2006 or any subsequent interest payment date.

6. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through December 2020. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

On January 19, 2006, the Company agreed to lease space to serve as the new headquarters for Company’s London-based operations. The new location will be governed by a 15-year lease with an option to extend for an additional 10 years. The Company will consolidate its four London-based offices into one, new location. The Company continues to occupy its existing leased office space until the new facility is ready for occupancy in the summer of 2006. As a result, incremental expenses primarily representing a significant short-term redundancy of leased office space will be incurred. Incremental expenses from this action were $0.3 million during the second quarter of fiscal 2006.

At February 28, 2006, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2006 (Remainder)	$5,210
2007	9,097
2008	8,801
2009	9,508
2010	10,270
Thereafter	68,993

Minimum lease payments	$111,879

Revolving Credit Facilities

In March 2006, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.1 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2006. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

7. BUSINESS COMBINATIONS

europrospectus.com Limited

On February 17, 2006, the Company acquired all the outstanding share capital of europrospectus.com Limited (“europrospectus”), pursuant to a definitive agreement dated February 17, 2006 for $7.5 million in cash. europrospectus provides access to equity and fixed income prospectuses. The service offers full text, clause and field searching on debt, equity and warrant prospectuses, pricing supplements and M&A transactions.

The acquisition is consistent with the Company’s strategy of selectively creating and distributing its own financial information content in order to offer its clients best of breed content choices. This factor contributed to a purchase price in excess of fair value of the europrospectus net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$7,485
Direct acquisition costs	231

Total purchase price	$7,716

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs. The total estimated purchase price is being allocated to europrospectus’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation, which is subject to change based on working capital adjustments, is as follows (in thousands):

Tangible assets acquired	$1,470
Amortizable intangible assets:
Software technology	118
Customer relationships	475
Data content	1,539
Non-compete agreements	78
Goodwill	6,640

Total assets acquired	10,320
Liabilities assumed	(2,604)

Net assets acquired	$7,716

Intangible assets of $2.2 million have been allocated to amortizable intangible assets consisting of software technology, amortized over five years using a straight-line amortization method; customer relationships, amortized over five years using an accelerated amortization method; data content, amortized over five years using a straight-line amortization method; and non-compete agreements, amortized over two years using a straight-line amortization method.

Goodwill totaling $6.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of europrospectus will change the amount of the purchase price allocable to goodwill. Goodwill generated from the europrospectus acquisition is included in the European segment and is not deductible for income tax purposes.

The results of operations of europrospectus have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on February 17, 2006. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

StreamVPN Limited

On September 1, 2005, the Company acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited, the “AlphaMetrics business”), pursuant to a definitive agreement dated July 27, 2005 for aggregate consideration of $23.8 million. FactSet paid an additional $2.6 million based on the level of working capital of the AlphaMetrics business as of September 1, 2005. In addition, contingent consideration will be payable if certain revenue targets are met during the twelve-month period ending October 31, 2006.

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

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs. The total estimated purchase price is being allocated to the AlphaMetrics business’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation is as follows (in thousands):

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

8. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2006 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2005	$62,699	$48,094	$110,793
Goodwill acquired during the period	—	26,394	26,394
Other	243	(2,332)	(2,089)

Balance at February 28, 2006	$62,942	$72,156	$135,098

“Other” primarily includes the impact of foreign currency translation adjustments and final purchase accounting adjustments.

9. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of acquired technology, customer relationships, trade names, non-compete agreements and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and europrospectus businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, and February 2006, respectively. During the first six months of fiscal 2006, $8.5 million of identifiable intangible assets were added as a result of the acquisition of the AlphaMetrics business and europrospectus. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 9.8 years. These intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

	February 28, 2006		August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$13,492	$1,830	$10,205	$753
Software technology	18,653	4,058	16,124	2,397
Data content	20,652	3,385	19,512	2,533
Trade names	1,562	632	1,354	393
Non-compete agreements	1,287	581	887	346

Total	$55,646	$10,486	$48,082	$6,422

Intangible assets acquired during the six months ended February 28, 2006 are as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Software technology	6.9 years	$2,721
Customer relationships	6.7 years	3,557
Data content	5.0 years	1,539
Trade names	3.0 years	250
Non-compete agreements	2.8 years	386

Weighted average total	6.2 years	$8,453

Amortization expense for intangible assets for the three months ended February 28, 2006 and 2005 was $2.1 million and $1.0 million, respectively. Amortization expense for intangible assets for the six months ended February 28, 2006 and 2005 was $4.1 million and $1.9 million, respectively. Estimated intangible asset amortization expense for fiscal 2006 and the five succeeding years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006 (Remainder)	$3,996
2007	7,568
2008	6,724
2009	6,334
2010	5,861
Thereafter	14,677

Total	$45,160

10. STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. For the Company, these awards include employee stock options, common shares acquired under the Employee Stock Purchase Plan (“employee stock purchases”) and restricted stock. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods prior to September 1, 2005. The Company adopted the modified prospective transition method as provided by SFAS 123(R). Accordingly, the consolidated financial statement amounts for the prior periods have not been restated to reflect stock-based compensation expense.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three and six months ended February 28, 2006 which was allocated as follows (in thousands):

	Three months ended February 28, 2006	Six months ended February 28, 2006
Cost of services	$580	$1,376
Selling, general and administrative	1,295	3,037

Stock-based compensation included in operating expenses	1,875	4,413

Tax impact of stock-based compensation	(503)	(1,266)

Stock-based compensation, net of tax	$1,372	$3,147

The table below reflects net income and diluted earnings per share for the three months ended February 28, 2006 compared with the pro forma information for the three months ended February 28, 2005 as follows (in thousands, except per share data):

	Three Months Ended February 28,
	2006	Pro Forma 2005
Stock-based compensation	$1,875	$2,438
Tax impact of stock-based compensation	(503)	(655)

Stock-based compensation, net of tax	$1,372	$1,783

Net income, including stock-based compensation, net of tax	$19,242	$15,387

Diluted earnings per share, as reported	$0.38	$0.34
Diluted earnings per share, including the effect of stock-based compensation	$0.38	$0.31

The table below reflects net income and diluted earnings per share for the six months ended February 28, 2006 compared with the pro forma information for the six months ended February 28, 2005 as follows (in thousands, except per share data):

	Six Months Ended February 28,
	2006	Pro Forma 2005
Stock-based compensation	$4,413	$5,011
Tax impact of stock-based compensation	(1,266)	(1,345)

Stock-based compensation, net of tax	$3,147	$3,666

Net income, including stock-based compensation, net of tax	$38,437	$29,901

Diluted earnings per share, as reported	$0.76	$0.67
Diluted earnings per share, including the effect of stock-based compensation	$0.76	$0.60

General Option Activity

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52

Balance at August 31, 2005	7,981	7,020	$21.32
Granted	(59)	59	37.63
Exercised	—	(314)	15.83
Forfeited	59	(59)	26.75

Balance at February 28, 2006	7,981	6,706	$21.64

The total pre-tax intrinsic value of options exercised for the three and six months ended February 28, 2006 was $4.0 million and $4.9 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of February 28, 2006 (shares in thousands):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.78 – $15.00	1,477	4.13	$11.83	$40,352	1,232	$11.21	$34,422
$15.01 – $25.00	3,851	5.66	$22.03	$65,929	3,037	$21.72	$52,935
$25.01 – $42.04	1,378	9.18	$31.29	$10,831	18	$35.89	$59

	6,706	6.04	$21.64	$117,112	4,287	$18.76	$87,416

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $39.15 as of February 28, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of February 28, 2006 was 6.7 million. As of August 31, 2005, 4.2 million outstanding options were exercisable, and the weighted average exercise price was $18.30.

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

As stock-based compensation expense recognized in the Consolidated Statement of Income for the first six month of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of February 28, 2006, $18.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.7 years. There were no stock-based compensation costs capitalized as of February 28, 2006.

Stock Option Plans

The weighted average estimated value of employee stock options granted during the three and six months ended February 28, 2006 was $12.66 and $11.76 per share, respectively, using the lattice-binomial option model with the following weighted average assumptions:

	Three months ended February 28, 2006	Six months ended February 28, 2006
Term structure of risk-free interest rate	3.9% - 4.5%	3.4% - 4.5%
Expected life **	4.9 years	4.6 years
Term structure of volatility	25.4% - 46.1%	24.8% - 46.6%
Dividend yield	0.5%	0.5%
**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the three and six months ended February 28, 2005 was $11.99 and $11.75 per share using the Black-Scholes model with the following weighted average assumptions:

	Three months ended February 28, 2005	Six months ended February 28, 2005
Risk-free interest rate	3.7%	3.5%
Expected life	6.0 years	5.4 years
Expected volatility	47%	46%
Dividend yield	0.5%	0.5%

Employee Stock Purchase Plan

For the Company’s employee stock purchase plan, FactSet continues to use the Black-Scholes model to calculate the estimated fair value. The weighted average estimated value of employee stock purchase plan grants during the three months ended February 28, 2006 and 2005 was $6.78 and $5.69 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the three months of fiscal 2006 and 2005:

	Three Months Ended February 28,
	2006	2005
Risk-free interest rate	4.6%	2.8%
Expected life	3 months	3 months
Expected volatility	11%	38%
Dividend yield	0.5%	0.5%

The weighted average estimated value of employee stock purchase plan grants during the six months ended February 28, 2006 and 2005 was $7.96 and $6.99 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the six months of fiscal 2006 and 2005:

	Six Months Ended February 28,
	2006	2005
Risk-free interest rate	4.0%	2.5%
Expected life	3 months	3 months
Expected volatility	41%	33%
Dividend yield	0.5%	0.5%

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

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2006	2005	2006	2005
Net income	$19,242	$17,170	$38,437	$33,567
Other comprehensive income (loss), net of tax:
Net changes in unrealized gain and loss on investments	28	38	25	19
Foreign currency translation adjustments	629	440	(3,676)	5,722

Comprehensive income	$19,899	$17,648	$34,786	$39,308

The components of accumulated other comprehensive loss were as follows (in thousands):

	February 28, 2006	August 31, 2005
Accumulated unrealized gain on investments, net of tax	$55	$30
Accumulated foreign currency translation adjustment	(3,948)	(272)

Total accumulated other comprehensive loss	$(3,893)	$(242)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We supply financial intelligence to the global investment community. Our applications support and make more efficient an array of workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income portfolios.

We combine more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in any of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint and allows for the creation of extensive custom reports. Our revenues are derived from month-to-month subscriptions to services as users, databases and financial applications. Approximately 75% of our revenue is generated from our investment management clients, while the remaining revenue is primarily derived from investment banking clients.

We are supported by 1,266 employees as of February 28, 2006. Approximately one-third of our employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining collect or provide administrative support.

Results of Operations – Unaudited

	Three Months Ended February 28,			Six Months Ended February 28,
(In thousands, except per share data)	2006	2005	Change	2006	2005	Change
Revenues	$93,665	$76,472	22.5%	$183,319	$150,535	21.8%
Cost of services	29,122	21,293	36.8	57,186	43,300	32.1
Selling, general and administrative	34,899	28,147	24.0	69,086	54,358	27.1
Income from operations	29,644	27,032	9.7	57,047	52,877	7.9
Net income	19,242	17,170	12.1	38,437	33,567	14.5
Diluted earnings per common share	$0.38	$0.34	11.8%	$0.76	$0.67	13.4%
Diluted weighted average common shares	50,767	50,397		50,308	50,213

Revenues

Revenues for the three months ended February 28, 2006 increased 22.5% to $93.7 million from $76.5 million for the period ended February 28, 2005. Excluding acquisitions owned less than one year, revenues grew 16% for the second fiscal quarter of 2006 compared to the prior year period. Acquisitions over the last twelve months, including europrospectus, the AlphaMetrics business and DSI accounted for 6% or $5.0 million of the revenue growth in the second fiscal quarter versus the year ago period. For the first six months of fiscal 2006, revenues advanced 21.8% to $183.3 million from $150.5 million in the prior year period. The 21.8% increase in the first half of fiscal 2006 compared to the first half of fiscal 2005 breaks down into 16.0% growth in the underlying organic business and 5.8% growth from acquisitions owned less than one year. The increase in revenues was driven by broad-based growth. This growth included selling applications and new database subscriptions to existing clients, expanding the number of users and establishing new client relationships. We have deployed our capital to develop a diverse and valuable product suite that attracts and engages a valuable audience. Expanded features in our suite of Portfolio Analytics products, further adoption of AlphaMetrics and incremental content for non-U.S. investors helped increase demand for our services.

“Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. At February 28, 2006, subscriptions were $380.3 million, representing an increase of $72.7 million or 23.6% compared to the same period a year ago. On a constant currency basis and excluding the acquisition of europrospectus, the AlphaMetrics business and DSI, subscriptions increased $49.9 million or 16% since February 28, 2005. Subscriptions from overseas operations were $110.1 million at February 28, 2006, representing 29% of the company-wide total. Subscription growth was strong representing the power of our products and client service model. We also experienced expansion in net new clients, incremental subscriptions to our services by existing clients and an increased number of users. At quarter-end, the average subscription per client was $228,000, an increase of 1.8% since November 30, 2005 and consistent with the average subscription per client at February 28, 2005.

At the end of the second quarter of fiscal 2006, there were 1,666 clients, including 20 new firms via the europrospectus acquisition, who subscribed to our services. This is an increase of 229 clients or 16% over the prior 12 months. Included in this rise was the net addition of 78 clients from the acquisitions of DSI and AlphaMetrics. There were 27,700 users as of February 28, 2006, up from 23,200 at the end of the second quarter of fiscal 2005. This count excludes professionals who subscribe exclusively to the AlphaMetrics web-based product. While there are many users, the price per user is materially lower than that of our Directions platform.

Domestic (U.S.) business produced revenues increased 20.2% to $67.2 million in the second quarter of fiscal 2006 compared to $55.9 million in the same period a year ago. Domestic revenues, excluding the DSI acquisition, grew 15%. For the first six months of fiscal 2006, revenues from domestic operations increased 20.1% to $132.8 million compared to $110.6 million for the same period a year ago.

International revenues in the second quarter of fiscal 2006 were $26.5 million, an increase of 28.6% from $20.6 million in the prior year period. On a constant currency basis and excluding the acquisition of europrospectus and the AlphaMetrics, revenue growth from international operations advanced 22% for the quarter ended February 28, 2006 compared to a year ago. European revenues advanced 27.8% to $21.6 million, largely related to content additions in our non-U.S. product suite and an increase in the number of employees servicing clients abroad, as well as the inclusion of revenues derived from the acquisition of europrospectus and the AlphaMetrics business. Asia Pacific revenues grew to $4.9 million, up 32.1% from the same period a year ago. Revenues from international operations accounted for 28.3% and 26.9% of our consolidated revenues for the second quarter of fiscal 2006 and 2005, respectively and 27.6% and 26.6% of our consolidated revenues for the first six months of fiscal 2006 and 2005, respectively.

Demand for our Portfolio Analytics applications rose during the second quarter of fiscal 2006. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. During the second quarter of fiscal 2006, the number of Portfolio Analytics users increased by over 200, on a net basis, representing the largest quarterly increase in users since we began tracking and publishing the metric in fiscal 2001. At February 28, 2006, there were 446 clients representing approximately 3,600 users who subscribed to this service. These figures compare favorably to a total of 405 clients and 3,100 users a year ago.

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

Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three and six months ended February 28, 2006, our net foreign currency exposure relating to those revenues billed and expenses recorded in non-dollar denominated currencies was approximately $3.8 million and $7.4 million, respectively. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

A portion of our non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. The effect of currency movements on the second quarter’s revenue was immaterial.

No individual client accounted for more than 3% of total subscriptions as of February 28, 2006. Subscriptions from the ten largest clients did not surpass 15% of total client subscriptions. At February 28, 2006, client retention, as measured in terms of client subscriptions, remained at a rate in excess of 95%.

Cost of Services

For the three months ended February 28, 2006, cost of services increased 36.8% to $29.1 million from $21.3 million in the comparable prior year period. During the first six months of fiscal 2006, cost of services advanced 32.1% to $57.2 million from $43.3 million in the first half of fiscal 2005. The rise in cost of services for the three and six months ended February 28, 2006 was driven by increases in data costs, employee compensation and benefits, amortization of intangible assets and the first time inclusion of stock-based compensation, partially offset by lower depreciation on computer-related equipment.

Employee compensation and benefits for our software engineering and consulting departments advanced $3.3 million and $5.3 million for the three and six months ended February 28, 2006 as compared to the identical periods in the previous year. Employee additions, including those acquired in connection with the acquisitions of DSI and the AlphaMetrics business, and normal merit increases were the primary drivers of the increase in employee compensation and benefits. Data costs grew $2.3 million and $4.7 million during the three and six months ended February 28, 2006 versus the prior year periods. The increased data expenses were largely due to incremental content costs associated with royalty payments to data content suppliers from additional client subscriptions and higher levels of proprietary content collection. Amortization of intangibles assets increased $1.1 million in second quarter of fiscal 2006 and $2.2 million in first half of fiscal 2006 compared to the same periods in fiscal 2005 due to our recent acquisitions, primarily DSI and the AlphaMetrics business. Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to increases in cost of services of $0.6 million and $1.4 million during the three and six months ended February 28, 2006 as compared to the identical prior year periods.

Partially offsetting these component increases of cost of services was a reduction in depreciation of computer-related equipment. Depreciation on computer equipment as a percentage of revenues declined due to efforts by our engineers to optimize software to improve computational capacity and lower industry pricing, partially offset by higher levels of client usage. We also benefited from lower prices on the part of our computer hardware suppliers, as that industry’s trends toward faster and less expensive computers continued to move in our favor.

Selling, General and Administrative

For the three months ended February 28, 2006, selling, general, and administrative (“SG&A”) expenses advanced 24.0% to $34.9 million from $28.1 million in the second quarter of fiscal 2005. For the first half of fiscal 2006, SG&A expenses rose 27.1% to $69.1 million from $54.4 million in the six months ended February 28, 2005. The rise in SG&A for the three and six months ended February 28, 2006 was driven by the first time inclusion of stock-based compensation and higher occupancy costs in London as well as an increase in employee compensation and benefits, partially offset by lower travel and entertainment expenses.

Employee compensation and benefits expense expanded $2.6 million and $7.0 million during the second quarter and first half of fiscal 2006 compared to the prior year periods. The increase can be primarily attributed to more employees classified as SG&A over the past twelve months, additional employee headcount as the result of acquisitions, and merit increases in compensation. Stock-based compensation expense recognized for the first time during fiscal 2006 for amounted to an incremental cost to SG&A of $1.3 million and $3.0 million during the three and six months ended February 28, 2006. Occupancy costs as a percentage of revenue advanced to 4.8% in the second quarter of fiscal 2006 as compared to 4.5% for the same period a year ago. We are consolidating our four London-based offices into one new location which resulted in $0.3 million of incremental expenses from a redundancy of leased office space during the second quarter of fiscal 2006. Partially offsetting these component increases of SG&A was a reduction in travel and entertainment expense as a percentage of revenues as we conducted a global sales conference in the year ago period.

Overall headcount at February 28, 2006 was 1,266, up 19% from a year ago. The percentage increase in employee headcount breaks down into 11% from organic growth and 8% from acquisitions over the last twelve months.

Income from Operations and Operating Margin

Income from operations during the second quarter of fiscal 2006 rose 9.7% to $29.6 million as compared to $27.0 million in the same period a year ago. For the six months ended February 28, 2006, income from operations advanced 7.9% to $57.0 million as compared to $52.9 million in the same period a year ago. Second quarter fiscal 2006 operating margin was 31.6% compared to 35.3% for the same period in fiscal 2005. The operating margin for the first six months of fiscal 2006 was 31.1% compared to 35.1% in the first half of fiscal 2005. The decrease in the operating margin in fiscal 2006 is due to pre-tax stock-based compensation charges of $1.9 million and $4.4 million recorded during the three and six months ended February 28, 2006 and the impact of acquisitions since August 31, 2005. Stock-based compensation expense reduced the operating margin percentage by 2.0% and 2.4% for the three and six months ended February 28, 2006, respectively. There was no stock-based compensation expense in fiscal 2005. Excluding stock-based compensation expense and the impact from the acquisitions of europrospectus, the AlphaMetrics business and DSI, the operating margin for the three months and six months ended February 28, 2006 was 34.5% and 34.8%, respectively.

Other Income

During the three and six months ended February 28, 2006, other income increased $0.3 million and $1.9 million, respectively, year over year primarily due to the completion of the sale of our only piece of company-owned real estate. This transaction resulted in a pre-tax gain of $1.3 million or $0.02 per share during the first quarter of fiscal 2006. The gain was included in other income and had no impact on operating income for the period ended November 30, 2005. In addition, interest income improved during the second quarter of fiscal 2006 as compared to the prior year due to higher cash and investment balances, rising interest rates and shifting available cash from tax-exempt investments.

Income Taxes

For the three and six months ended February 28, 2006, the provision for income taxes advanced to $11.0 million and $20.9 million from $10.1 million and $19.7 million in the comparable prior year periods. Our effective tax rate for the second quarter of fiscal 2006 was 36.3% versus 37.0% for the prior year second quarter. The effective tax rate decline from the second quarter a year ago was the result of tax planning involving non-U.S. operations partially offset by the decline of investment levels in tax-exempt instruments. For the first six months of fiscal 2006 our effective tax rate was 35.2% versus 37.0% in the prior year period. The decrease in our effective tax rate during the first half of fiscal 2006 compared to fiscal 2005 was primarily due to the inclusion of a tax benefit of 1.3% from the closure of previously filed tax returns.

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

Net Income and Earnings per Share

Net income rose 12.1% to $19.2 million and diluted earnings per common share increased 11.8% to $0.38 for the first three months ended February 28, 2006. During the first half of fiscal 2006, net income advanced 14.5% to $38.4 million and diluted earnings per common share increased 13.4% to $0.76 as compared to same period a year ago.

Liquidity and Capital Resources

Cash, cash equivalents and investments aggregated to $90.2 million or 22.9% of our total assets at February 28, 2006, compared with $76.0 million at August 31, 2005. Our cash, cash equivalents and investments increased $14.2 million or 18.7% since August 31, 2005 as a result of cash provided by operations of $60.0 million, proceeds of $2.9 million generated from the sale of company-owned real estate and cash inflows of $6.2 million from the exercise of employee stock options. Partially offsetting these cash inflows were cash outflows of $27.9 million for the acquisitions of europrospectus and the AlphaMetrics business on February 17, 2006 and September 1, 2005, respectively, the payment of $16.6 million in variable employee compensation related to the previous fiscal year, dividends paid of $4.8 million and capital expenditures of $7.1 million.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2006	2005	2006	2005
Net cash provided by operating activities	$31,389	$6,011	$43,445	$18,283
Net cash (used in) investing activities	$(12,433)	$(19,427)	$(32,724)	$(67,565)
Net cash provided by financing activities	$3,007	$504	$2,538	$8,825

Cash Flows from Operating Activities

All our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash provided by operating activities generally follows the trend in our net revenues and operating results. Cash generated by operating activities during the second quarter of fiscal 2006 increased $25.4 million over the comparable period in last fiscal year due to higher net income, non-cash expenses and strong cash collections. Improved cash collections resulted in an increase in cash by $12.1 million over the prior year quarter. Depreciation and amortization increased by $1.3 million and taxes payable advanced $4.9 million as compared to the second quarter of fiscal 2005. These increases were partially offset by the reclassification of income tax benefits from stock option exercises from cash flows provided by operations to cash flows from financing activities. In accordance with SFAS 123(R), we reported our second quarter fiscal 2006 income tax benefits from stock option exercises of $1.5 million in cash flows from financing activities, while the prior year amount of $1.1 million remained, as reported, in cash flows provided by operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities of $12.4 million for the three months ended February 28, 2006, consisted primarily of cash used in the acquisition of europrospectus on February 17, 2006 for $6.7 million, net of cash acquired and capital expenditures of $5.7 million for the purchase of computer equipment and office expansions.

Cash Flows from Financing Activities

Net cash provided by financing activities of $3.0 million for the three months ended February 28, 2006, consisted of $5.8 million of proceeds and income tax benefits received from the issuance of common stock related to the exercise of employee stock options and employee stock purchase plan rights partially offset by $2.4 million in dividend payments.

Capital Expenditures

Capital expenditures for the quarter ended February 28, 2006 totaled $5.7 million, up 11.8% from $5.1 million in the same period a year ago. The increase is driven by higher purchase levels of computer equipment in addition to office expansions during the second quarter of fiscal 2006. Capital expenditures for the first half of fiscal 2006 totaled $7.1 million, down 21.1% from $9.0 million in the same period a year ago. The decrease from the first half of fiscal 2005 to fiscal 2006 was due to higher levels of leasehold improvements and furniture and fixtures from the build out of our new headquarters facility in Norwalk, Connecticut in the prior year. Capital expenditures are expected to total approximately $18 million to $22 million for fiscal 2006.

Capital Needs

On September 1, 2005, we issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR, which is payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business, dated as of July 27, 2005 among the Company, StreamVPN Limited and other parties. The note was issued in lieu of a seller’s cash entitlement. The noteholder has the option to require us to repay the whole or any part of the note as of March 1, 2006 or any subsequent interest payment date.

Revolving Credit Facilities

In March 2006, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.1 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2006. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Business Combinations

europrospectus.com Limited

On February 17, 2006, we acquired all the outstanding share capital of europrospectus, pursuant to a definitive agreement dated February 17, 2006 for $7.5 million in cash. europrospectus provides access to equity and fixed income prospectuses. The service offers full text, clause and field searching on debt, equity and warrant prospectuses, pricing supplements and M&A transactions.

The acquisition is consistent with our strategy of selectively creating and distributing our own financial information content in order to offer our clients best of breed content choices. This factor contributed to a purchase price in excess of fair value of the europrospectus net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$7,485
Direct acquisition costs	231

Total purchase price	$7,716

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs. The total estimated purchase price is being allocated to europrospectus’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation, which is subject to change based on working capital adjustments, is as follows (in thousands):

Tangible assets acquired	$1,470
Amortizable intangible assets:
Software technology	118
Customer relationships	475
Data content	1,539
Non-compete agreements	78
Goodwill	6,640

Total assets acquired	10,320
Liabilities assumed	(2,604)

Net assets acquired	$7,716

Intangible assets of $2.2 million have been allocated to amortizable intangible assets consisting of software technology, amortized over five years using a straight-line amortization method; customer relationships, amortized over five years using an accelerated amortization method; data content, amortized over five years using a straight-line amortization method; and non-compete agreements, amortized over two years using a straight-line amortization method.

Goodwill totaling $6.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Any change in the fair value of the net assets of europrospectus will change the amount of the purchase price allocable to goodwill. Goodwill generated from the europrospectus acquisition is included in the European segment and is not deductible for income tax purposes.

The results of operations of europrospectus have been included in our Consolidated Statement of Income since the completion of the acquisition on February 17, 2006. Pro forma information has not been presented because the effect of this acquisition was not material on our consolidated financial results.

StreamVPN Limited

On September 1, 2005, we acquired all the outstanding share capital of the AlphaMetrics business, pursuant to a definitive agreement dated July 27, 2005 for aggregate consideration of $23.8 million. We paid an additional $2.6 million based on the level of working capital of the AlphaMetrics business as of September 1, 2005. In addition, contingent consideration will be payable if certain revenue targets are met during the twelve-month period ending October 31, 2006.

The AlphaMetrics business provides institutional clients with a suite of software tools for capturing, measuring and ranking the value of ideas provided by sell-side professionals, as well as those ideas generated internally by research staff. This acquisition is consistent with our strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the AlphaMetrics business net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$24,698
Note payable	1,710
Direct acquisition costs	602

Total purchase price	$27,010

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs. The total estimated purchase price is being allocated to the AlphaMetrics business’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation is as follows (in thousands):

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

Stock-based Compensation

Effective September 1, 2005, we adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. For us, these awards include employee stock options, common shares acquired under the Employee Stock Purchase Plan (“employee stock purchases”) and restricted stock. SFAS 123(R) supersedes our previous accounting under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) for periods prior to September 1, 2005. We adopted the modified prospective transition method as provided by SFAS 123(R). Accordingly, the consolidated financial statement amounts for the prior periods have not been restated to reflect stock-based compensation expense.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three and six months ended February 28, 2006 which was allocated as follows (in thousands):

	Three months ended February 28, 2006	Six months ended February 28, 2006
Cost of services	$580	$1,376
Selling, general and administrative	1,295	3,037

Stock-based compensation included in operating expenses	1,875	4,413

Tax impact of stock-based compensation expense	(503)	(1,266)

Stock-based compensation, net of tax	$1,372	$3,147

The table below reflects net income and diluted earnings per share for the three months ended February 28, 2006 compared with the pro forma information for the three months ended February 28, 2005 as follows (in thousands, except per share data):

	Three Months Ended February 28,
	2006	Pro Forma 2005
Stock-based compensation	$1,875	$2,438
Tax impact of stock-based compensation	(503)	(655)

Stock-based compensation, net of tax	$1,372	$1,783

Net income, including stock-based compensation, net of tax	$19,242	$15,387

Diluted earnings per share, as reported	$0.38	$0.34
Diluted earnings per share, including the effect of stock-based compensation	$0.38	$0.31

The table below reflects net income and diluted earnings per share for the six months ended February 28, 2006 compared with the pro forma information for the six months ended February 28, 2005 as follows (in thousands, except per share data):

	Six Months Ended February 28,
	2006	Pro Forma 2005
Stock-based compensation	$4,413	$5,011
Tax impact of stock-based compensation	(1,266)	(1,345)

Stock-based compensation, net of tax	$3,147	$3,666

Net income, including stock-based compensation, net of tax	$38,437	$29,901

Diluted earnings per share, as reported	$0.76	$0.67
Diluted earnings per share, including the effect of stock-based compensation	$0.76	$0.60

General Option Activity

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52

Balance at August 31, 2005	7,981	7,020	$21.32
Granted	(59)	59	37.63
Exercised	—	(314)	15.83
Forfeited	59	(59)	26.75

Balance at February 28, 2006	7,981	6,706	$21.64

The total pre-tax intrinsic value of options exercised for the three and six months ended February 28, 2006 was $4.0 million and $4.9 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of February 28, 2006 (shares in thousands):

Range of Exercise Prices Per Share	Number Outstanding	Outstanding			Exercisable
		Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.78 – $15.00	1,477	4.13	$11.83	$40,352	1,232	$11.21	$34,422
$15.01 – $25.00	3,851	5.66	$22.03	$65,929	3,037	$21.72	$52,935
$25.01 – $42.04	1,378	9.18	$31.29	$10,831	18	$35.89	$59

	6,706	6.04	$21.64	$117,112	4,287	$18.76	$87,416

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on our closing stock price of $39.15 as of February 28, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of February 28, 2006 was 6.7 million. As of August 31, 2005, 4.2 million outstanding options were exercisable, and the weighted average exercise price was $18.30.

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

As stock-based compensation expense recognized in the Consolidated Statement of Income for the first six month of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In our pro forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

As of February 28, 2006, $18.6 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.7 years. There were no stock-based compensation costs capitalized as of February 28, 2006.

Stock Option Plans

The weighted average estimated value of employee stock options granted during the three and six months ended February 28, 2006 was $12.66 and $11.76 per share, respectively, using the lattice-binomial option model with the following weighted average assumptions:

	Three months ended February 28, 2006	Six months ended February 28, 2006
Term structure of risk-free interest rate	3.9% - 4.5%	3.4% - 4.5%
Expected life **	4.9 years	4.6 years
Term structure of volatility	25.4% - 46.1%	24.8% - 46.6%
Dividend yield	0.5%	0.5%
**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the three and six months ended February 28, 2005 was $11.99 and $11.75 per share using the Black-Scholes model with the following weighted average assumptions:

	Three months ended February 28, 2005	Six months ended February 28, 2005
Risk-free interest rate	3.7%	3.5%
Expected life	6.0 years	5.4 years
Expected volatility	47%	46%
Dividend yield	0.5%	0.5%

Employee Stock Purchase Plan

For our employee stock purchase plan, we continue to use the Black-Scholes model to calculate the estimated fair value. The weighted average estimated value of employee stock purchase plan grants during the three months ended February 28, 2006 and 2005 was $6.78 and $5.69 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the three months of fiscal 2006 and 2005:

	Three Months Ended February 28,
	2006	2005
Risk-free interest rate	4.6%	2.8%
Expected life	3 months	3 months
Expected volatility	11%	38%
Dividend yield	0.5%	0.5%

The weighted average estimated value of employee stock purchase plan grants during the six months ended February 28, 2006 and 2005 was $7.96 and $6.99 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the six months of fiscal 2006 and 2005:

	Six Months Ended February 28,
	2006	2005
Risk-free interest rate	4.0%	2.5%
Expected life	3 months	3 months
Expected volatility	41%	33%
Dividend yield	0.5%	0.5%

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

Share Repurchases

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There were no share repurchases under this program as of February 28, 2006.

On January 5, 2006, the executors of the estate of Howard E. Wille sold effectively all of its position in our common stock. Mr. Wille, a founder of FactSet, passed away on September 6, 2005. At that date, he owned approximately 11% of our common stock. The executors undertook the sale to diversify the estate’s assets.

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

Dividend Payment

On February 8, 2006, we announced a regular quarterly dividend of $0.05 per share. The cash dividend was paid on March 21, 2006, to common stockholders of record on February 28, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of February 28, 2006.

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

Forward-Looking Factors

Recent Events and Business Outlook

The following forward-looking statements reflect our expectations as of April 10, 2006. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

On January 19, 2006, we agreed to lease space to serve as the new headquarters for our London-based operations. The new location will be governed by a 15-year lease with an option to extend for an additional 10 years. We will consolidate our four London-based offices into one, new location. We will continue to occupy our existing leased office space until the new facility is ready for occupancy in the summer of 2006. As a result, incremental expenses primarily representing a significant short-term redundancy of leased office space will be incurred. Incremental expenses from this action were $0.3 million during the second quarter and are expected to range between $1.7 million and $1.9 million over the remaining six months of the 2006 fiscal year. Approximately $0.6 million of the remaining incremental expenses should be incurred during the third fiscal quarter and approximately $1.2 million incurred during the fourth quarter of fiscal 2006.

Third Quarter Fiscal 2006 Expectations

•	Revenues are expected to range between $95.0 million and $97.0 million.

•	Operating margins are expected to range between 31% and 33%, including the impact from SFAS 123(R). Excluding stock-based compensation between $1.8 million and $2.1 million and redundant London occupancy costs of $0.6 million, operating margins would be between 33% and 35%.

•	The effective tax rate is expected to range between 36.3% and 36.8%.

•	The acquisition of europrospectus on February 17, 2006 is expected to reduce diluted earnings per common share by $0.01 over the next twelve months.

Full Year Fiscal 2006

•	Capital expenditures should total approximately $18 million to $22 million and includes the build out of the new headquarters for our London-based operations.

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

The fair market value of our investment portfolio at February 28, 2006 was $17.3 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

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

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “subscriptions,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions

(“future factors”). Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

Future factors include, but are not limited to, our ability to integrate newly acquired companies; the ability to hire and retain qualified personnel; the maintenance of our leading technological position; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting new and existing databases or products; retention of key clients and their current service levels; increased competition in our industry; the successful resolution of ongoing and other probable audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

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

Prior to September 1, 2005, the functional currency of our wholly owned subsidiaries, excluding JCF, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income. Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three and six months ended February 28, 2006, our net foreign currency exposure relating to those revenues billed and expenses recorded in non-dollar denominated currencies was approximately $3.8 million and $7.4 million, respectively. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions. A portion of our non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. The effect of currency movements on the second quarter’s revenue was immaterial.

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the second quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2006:

Period	Total number of shares purchased	Average price paid per share	(1) Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
December 1, 2005 – December 31, 2005	—	—	—	$50,000
January 1, 2006 – January 31, 2006	—	—	—	50,000
February 1, 2006 – February 28, 2006	—	—	—	50,000

	—		—	$50,000

(1)	On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations. There were no share repurchases during the second quarter of fiscal 2006 under this program.

ITEM 6. Exhibits

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
10.1	Seventh Amendment to 364-Day Credit Agreement, dated March 22, 2006

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. Registrant

Date: April 10, 2006	/s/ PETER G. WALSH
Peter G. Walsh Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER
10.1	Seventh Amendment to 364-Day Credit Agreement, dated March 22, 2006

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer