Form 10-Q
period 2006-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2006-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s Common Stock, $.01 par value, outstanding on May 31, 2006, was 48,834,824.

FactSet Research Systems Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME–Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2006	2005	2006	2005
Revenues	$98,815	$79,342	$282,134	$229,877

Operating expenses
Cost of services (includes stock-based compensation (“SBC”) of $624 and $2,000 for the three and nine months ended May 31, 2006, respectively. SBC was $0 in the year ago periods ended May 31, 2005.)	31,543	23,770	88,729	67,070
Selling, general and administrative (includes SBC of $1,319 and $4,356 for the three and nine months ended May 31, 2006, respectively. SBC was $0 in the year ago periods ended May 31, 2005.)	36,319	28,205	105,405	82,563

Total operating expenses	67,862	51,975	194,134	149,633

Income from operations	30,953	27,367	88,000	80,244

Other income	1,060	316	3,324	700

Income before income taxes	32,013	27,683	91,324	80,944

Provision for income taxes	10,977	8,132	31,851	27,826

Net income (includes SBC, net of tax of $1,304 and $4,451 for the three and nine months ended May 31, 2006, respectively. SBC was $0 in the year ago periods ended May 31, 2005.)	$21,036	$19,551	$59,473	$53,118

Basic earnings per common share	$0.43	$0.41	$1.22	$1.11
Diluted earnings per common share	$0.41	$0.39	$1.18	$1.06

Weighted average common shares (Basic)	48,849	48,044	48,597	47,879
Weighted average common shares (Diluted)	50,909	49,993	50,561	50,120

The accompanying notes are an integral part of these consolidated financial statements. The Company adopted SFAS 123(R) on September 1, 2005. Historical periods, including the three and nine months ended May 31, 2005, were not retroactively adjusted to include stock-based compensation expense under SFAS 123(R). See Note 10 to the consolidated financial statements for additional information.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	May 31, 2006	August 31, 2005
(In thousands, except share data)	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$102,184	$59,457
Investments	16,430	16,566
Receivables from clients and clearing broker, net	61,827	54,029
Deferred taxes	1,903	5,277
Other current assets	3,594	3,819

Total current assets	185,938	139,148

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	145,655	125,511
Less accumulated depreciation and amortization	(85,827)	(73,152)

Property, equipment and leasehold improvements, net	59,828	52,359
OTHER NON-CURRENT ASSETS
Goodwill	140,510	110,793
Intangible assets, net	44,962	41,660
Deferred taxes	2,653	722
Other assets	2,392	2,847

TOTAL ASSETS	$436,283	$347,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,216	$20,400
Accrued compensation	16,148	18,726
Deferred fees	25,141	17,835
Dividends payable	2,931	2,417
Taxes payable	9,841	4,307
Note payable	1,795	—

Total current liabilities	79,072	63,685

NON-CURRENT LIABILITIES
Deferred taxes	8,795	6,657
Deferred rent and other non-current liabilities	10,278	9,079

TOTAL LIABILITIES	98,145	79,421

Commitments and contingencies (See Note 6)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 55,134,169 and 54,460,668 shares issued; 48,834,824 and 48,340,697 shares outstanding at May 31, 2006 and August 31, 2005, respectively	551	545
Capital in excess of par value	121,424	98,989
Retained earnings	357,343	305,636
Accumulated other comprehensive income (loss)	3,005	(242)
Treasury stock, at cost: 6,299,345 and 6,119,971 shares at May 31, 2006 and August 31, 2005, respectively	(144,185)	(136,820)

TOTAL STOCKHOLDERS’ EQUITY	338,138	268,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,283	$347,529

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS–Unaudited

	Nine Months Ended May 31,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,473	$53,118
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,749	13,508
Stock-based compensation expense	6,356	—
Deferred income taxes	1,177	2,832
Gain on sale of Company-owned real estate	(1,342)	—
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	(7,119)	(4,402)
Accounts payable and accrued expenses	2,405	(5,052)
Accrued compensation	(4,667)	(1,951)
Deferred fees	6,190	744
Taxes payable	3,560	(4,287)
Landlord contributions	548	965
Other working capital accounts, net	3,742	1,472
Income tax benefits from stock option exercises	—	5,888

Net cash provided by operating activities	88,072	62,835

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments, net of purchases	115	(8,314)
Acquisition of businesses, net of cash acquired	(28,280)	(52,134)
Proceeds from sale of Company-owned real estate	2,910	—
Purchases of property, equipment and leasehold improvements	(20,526)	(16,987)

Net cash used in investing activities	(45,781)	(77,435)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(7,150)	(6,509)
Repurchase of common stock	(7,365)	(10,996)
Proceeds from employee stock plans	11,701	16,230
Income tax benefits from stock option exercises	4,001	—

Net cash provided by (used in) financing activities	1,187	(1,275)

Effect of exchange rate changes on cash and cash equivalents	(751)	(49)

Net increase (decrease) in cash and cash equivalents	42,727	(15,924)
Cash and cash equivalents at beginning of period	59,457	78,580

Cash and cash equivalents at end of period	$102,184	$62,656

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2006

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) supplies financial intelligence to the global investment community. FactSet applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. Approximately 75% of the Company’s revenue is generated from its investment management clients, while the remaining revenue is primarily derived from investment banking clients.

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

FactSet revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through one clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request cash be transmitted to FactSet to pay for its services. Approximately 35% of the Company’s revenues are paid directly or indirectly using commissions cleared through FDS or an unrelated third party broker.

The Company is supported by 1,286 employees as of May 31, 2006. Approximately one-third of the employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, useful lives of fixed and intangible assets, accrued liabilities, accrued compensation, stock-based compensation, receivable reserves, contingent liabilities and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly, in arrears, to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients, according to the specific subscription and the number of users deployed for such month. A provision is estimated for billing adjustments as a result of cancellation of service or reduction in number of users. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

•	The client subscribes to FactSet services,

•	the FactSet service has been rendered and earned during the month,

•	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and

•	collectibility is reasonably assured.

Under the guidance in SAB 104, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing broker does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing broker charges clearing fees. Clearing fees are recorded as a reduction to revenues in the period incurred, at the time that a client executes securities transactions through the clearing broker. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred.

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net. As of May 31, 2006, the amount of receivables from clients and clearing broker, net that was unbilled totaled $30.6 million. Since the Company invoices its clients monthly in arrears, the $30.6 million unbilled as of May 31, 2006 was billed at the beginning of June 2006. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical Company information, industry trends and general market conditions. As of May 31, 2006 and August 31, 2005, the receivable reserve was $1.2 million and $1.1 million, respectively.

Cost of Services

Cost of services is composed of employee compensation and benefits for the software engineering and consulting groups, stock-based compensation, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and client-related communication costs.

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

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. Alpha mainframes purchased during fiscal 2006 are depreciated on a straight-line basis over estimated useful lives of two years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, StreamVPN Limited and europrospectus.com Limited businesses. Depending on the structure of the acquisition, goodwill may or may not be income tax-deductible. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2005, 2004 and 2003 and determined that there had been no impairment.

Intangible Assets

Intangible assets primarily consist of customer relationships, acquired technology, trade names, non-compete agreements, and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, StreamVPN Limited and europrospectus.com Limited businesses and are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There has been no impairment of intangible assets as of May 31, 2006 and 2005, respectively.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally three years or less. As of May 31, 2006 and 2005, the Company has not capitalized any internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to SFAS No. 86 are expensed as incurred. As of May 31, 2006 and 2005, there were no software development costs capitalized in accordance with SFAS No. 86.

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

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of corporate, departmental and individual performance is conducted each year to determine the ultimate amount of discretionary bonus pools.

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

During the third quarter of fiscal 2006, the Company filed an application for change in accounting method with the IRS as a result of IRS Revenue Procedure 2004-34, allowing advanced cash collections to be recognized as income in the same period such revenue is recorded for GAAP purposes. This resulted in a $3.4 million reduction to current deferred tax assets and taxes payable.

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

Foreign Currency

Effective September 1, 2005, the Company’s wholly owned subsidiaries within the European segment no longer operate as branch offices to the Company, but operate under a functional currency different from that of the Company. The financial statements of these foreign subsidiaries are translated into United States (“U.S.”) dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets and liabilities of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity, as required by SFAS No. 52, Foreign Currency Translation.

The Company’s primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and Yen. During the three and nine months ended May 31, 2006, the Company’s expenses recorded in non-dollar denominated currencies exceeded revenues billed in non-dollar denominated currencies by approximately $4.7 million and $10.9 million, respectively. Historically, the impact of foreign currency fluctuations on the Company’s results of operations has not been material. The Company does not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements as of and for the three and nine months ended May 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended May 31, 2006 was $1.9 million and $6.4 million, respectively. There was no stock-based compensation expense recognized during the three and nine months ended May 31, 2005.

Stock Option Awards

The Company estimates the fair value of awards on the date of grant using an option-pricing model. The fair value of the award is recognized as expense on a straight-line basis over the vesting periods. Options expire either seven or ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

Stock-based compensation expense recognized is based on the value of share awards that are scheduled to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income for the three and nine months ended May 31, 2006 included compensation expense for stock options and restricted stock not vested as of September 1, 2005. Compensation expense was calculated using the grant date fair value estimated under the pro forma provisions of SFAS 123 and provisions of SFAS 123(R) for awards issued subsequent to August 31, 2005. Compensation expense for awards is recognized using the straight-line single-option method. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

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

3. COMMON STOCK AND EARNINGS PER SHARE

On May 12, 2006, the Company increased its regular quarterly dividend from $0.05 to $0.06 per share. The cash dividend was paid on June 20, 2006, to common stockholders of record on May 31, 2006. Shares of common stock outstanding were as follows (in thousands):

	Nine months ended May 31,
	2006	2005
Balance at September 1	48,341	46,752
Common stock issued for employee stock plans	673	1,087
Common stock issued for acquisition of business	—	430
Repurchase of common stock	(179)	(396)

Balance at May 31	48,835	47,873

On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. During the first nine months of fiscal 2006, the Company repurchased 115,400 shares at an average cost of $43.77 per share under the program. At May 31, 2006, $45 million remains authorized for future share repurchases. The remaining 63,974 shares repurchased during the first nine months of fiscal 2006 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2006
Basic EPS
Income available to common stockholders	$21,036	48,849	$0.43
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,060

Income available to common stockholders	$21,036	50,909	$0.41

For the three months ended May 31, 2005
Basic EPS
Income available to common stockholders	$19,551	48,044	$0.41
Diluted EPS
Dilutive effect of stock options	—	1,949

Income available to common stockholders	$19,551	49,993	$0.39

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the nine months ended May 31, 2006
Basic EPS
Income available to common stockholders	$59,473	48,597	$1.22
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,964

Income available to common stockholders	$59,473	50,561	$1.18

For the nine months ended May 31, 2005
Basic EPS
Income available to common stockholders	$53,118	47,879	$1.11
Diluted EPS
Dilutive effect of stock options	—	2,241

Income available to common stockholders	$53,118	50,120	$1.06

Dilutive potential common shares consist of employee stock options and restricted stock awards. There were no stock options and restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended May 31, 2006. For the nine months ended May 31, 2006, 13,750 weighted average stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Similarly, weighted average stock options of 106,283 and 19,250 for the three and nine months ended May 31, 2005, were excluded from the calculation of diluted earnings per share.

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, and Australia. Sales and consulting personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computer centers, data fees and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At May 31, 2006, total goodwill of $140.5 million, is allocated to the U.S. segment totaling $63.0 million and in the European segment totaling $77.5 million. The accounting policies of the segments are the same as those described in Note 2, Accounting Policies.

Segment Information

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended May 31, 2006
Revenues from clients	$70,209	$23,487	$5,119	$98,815
Segment operating profit *	19,453	8,116	3,384	30,953
Capital expenditures	5,235	7,165	1,036	13,436
Total assets at May 31, 2006	287,794	141,897	6,592	436,283

For the three months ended May 31, 2005
Revenues from clients	$58,158	$17,296	$3,888	$79,342
Segment operating profit	18,928	6,060	2,379	27,367
Capital expenditures	6,144	1,813	15	7,972
Total assets at May 31, 2005	203,269	102,281	4,827	310,377

For the nine months ended May 31, 2006
Revenues from clients	$202,969	$64,781	$14,384	$282,134
Segment operating profit *	55,901	22,815	9,284	88,000
Capital expenditures	11,232	7,474	1,820	20,526

For the nine months ended May 31, 2005
Revenues from clients	$168,739	$50,015	$11,123	$229,877
Segment operating profit	57,920	16,108	6,216	80,244
Capital expenditures	14,580	2,387	20	16,987

*	Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to incremental costs to the U.S. segment of $1.7 million and $5.5 million during the three and nine months ended May 31, 2006.

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

During the third quarter of fiscal 2006, the Company agreed to extend existing leases for office space in Chicago, Illinois and Frankfurt, Germany through the years 2016 and 2011, respectively. The Chicago lease included an expansion for additional office space commencing in fiscal 2007, which will result in incremental future minimum rental payments of $4.0 million over the remaining non-cancelable lease term. The Frankfurt lease agreement was an extension to an existing lease and will result in incremental future minimum rental payments of $1.4 million over the remaining non-cancelable lease term.

On January 19, 2006, the Company agreed to lease space to serve as the new headquarters for Company’s London-based operations. The new location is governed by a 15-year lease with an option to extend for an additional 10 years. The Company consolidated its four London-based offices into one, new location. The Company continued to occupy its existing leased office space until the new facility was ready for occupancy on June 19, 2006. As a result, incremental expenses primarily representing a significant short-term redundancy of leased office space was incurred. Incremental expenses from this action were $1.0 million and $1.3 million for the three and nine months ended May 31, 2006.

At May 31, 2006, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2006 (Remainder)	$2,638
2007	9,067
2008	8,988
2009	10,182
2010	11,114
Thereafter	74,668

Minimum lease payments	$116,657

Revolving Credit Facilities

In March 2006, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.0 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2006. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

The Internal Revenue Service (“IRS”) is in the process of completing its examination of the Company’s tax returns for the 2003 and 2004 tax years and has issued the Company notices of proposed adjustments. Specifically, the IRS is proposing to disallow a portion of research and development credits claimed on the 2003 and 2004 tax returns. The Company believes its tax reserves are adequate to provide for the final resolution of the audit by the IRS.

7. BUSINESS COMBINATIONS

europrospectus.com Limited

On February 17, 2006, the Company acquired all the outstanding share capital of europrospectus.com Limited (now known as FactSet Global Filings Limited, the “Global Filings” business), pursuant to a definitive agreement dated February 17, 2006 for $7.5 million in cash. Global Filings provides access to equity and fixed income prospectuses. The service offers full text, clause and field searching on debt, equity and warrant prospectuses, pricing supplements and M&A transactions.

The acquisition is consistent with the Company’s strategy of selectively creating and distributing its own financial information content in order to offer its clients best of breed content choices. This factor contributed to a purchase price in excess of fair value of the Global Filings net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$7,485
Direct acquisition costs	200

Total purchase price	$7,685

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price is being allocated to Global Filings’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,470
Amortizable intangible assets:
Software technology	118
Customer relationships	475
Data content	1,539
Non-compete agreements	78
Goodwill	6,634

Total assets acquired	10,314
Liabilities assumed	(2,629)

Net assets acquired	$7,685

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

Goodwill totaling $6.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the Global Filings acquisition is included in the European segment and is not deductible for income tax purposes.

The results of operations of Global Filings have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on February 17, 2006. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

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

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$24,698
Note payable	1,710
Direct acquisition costs	643

Total purchase price	$27,051

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price is being allocated to the AlphaMetrics business’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$4,318
Amortizable intangible assets:
Software technology	2,603
Customer relationships	3,082
Trade name	250
Non-compete agreements	308
Goodwill	19,795

Total assets acquired	30,356
Liabilities assumed	(3,305)

Net assets acquired	$27,051

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

8. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2006 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2005	$62,699	$48,094	$110,793
Goodwill acquired during the period	—	26,429	26,429
Other	300	2,988	3,288

Balance at May 31, 2006	$62,999	$77,511	$140,510

“Other” primarily includes the impact of foreign currency translation adjustments and final purchase accounting adjustments.

9. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of acquired technology, customer relationships, trade names, non-compete agreements and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, and February 2006, respectively. During the first nine months of fiscal 2006, $8.5 million of identifiable intangible assets were added as a result of the acquisition of the AlphaMetrics business and Global Filings. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 9.8 years. These intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

	May 31, 2006		August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$14,080	$2,486	$10,205	$753
Software technology	19,033	4,954	16,124	2,397
Data content	21,761	3,942	19,512	2,533
Trade names	1,654	803	1,354	393
Non-compete agreements	1,325	706	887	346

Total	$57,853	$12,891	$48,082	$6,422

Intangible assets acquired during the nine months ended May 31, 2006 are as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Software technology	6.9 years	$2,721
Customer relationships	6.7 years	3,557
Data content	5.0 years	1,539
Trade names	3.0 years	250
Non-compete agreements	2.8 years	386

Weighted average total	6.2 years	$8,453

Amortization expense for intangible assets for the three months ended May 31, 2006 and 2005 was $2.1 million and $1.0 million, respectively. Amortization expense for intangible assets for the nine months ended May 31, 2006 and 2005 was $6.2 million and $2.9 million, respectively. Estimated intangible asset amortization expense for fiscal 2006 and the five succeeding years is as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2006 (Remainder)	$1,986
2007	7,841
2008	6,959
2009	6,542
2010	6,059
Thereafter	15,575

Total	$44,962

10. STOCK-BASED COMPENSATION

Effective September 1, 2005, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. For the Company, these awards include employee stock options, common shares acquired under employee stock purchases and restricted stock. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods prior to September 1, 2005. The Company adopted the modified prospective transition method as provided by SFAS 123(R). Accordingly, the consolidated financial statement amounts for the prior periods have not been restated to reflect stock-based compensation expense.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three and nine months ended May 31, 2006 which was allocated as follows (in thousands):

	Three months ended May 31, 2006	Nine months ended May 31, 2006
Cost of services	$624	$2,000
Selling, general and administrative	1,319	4,356

Stock-based compensation included in operating expenses	1,943	6,356
Tax impact of stock-based compensation	(639)	(1,905)

Stock-based compensation, net of tax	$1,304	$4,451

The table below reflects net income and diluted earnings per share for the three months ended May 31, 2006 compared with the pro forma information for the three months ended May 31, 2005 as follows (in thousands, except per share data):

	Three Months Ended May 31,
	2006	Pro Forma 2005
Stock-based compensation	$1,943	$2,302
Tax impact of stock-based compensation	(639)	(821)

Stock-based compensation, net of tax	$1,304	$1,481

Net income, including stock-based compensation, net of tax	$21,036	$18,070

Diluted earnings per share, as reported	$0.41	$0.39
Diluted earnings per share, including the effect of stock-based compensation	$0.41	$0.36

The table below reflects net income and diluted earnings per share for the nine months ended May 31, 2006 compared with the pro forma information for the nine months ended May 31, 2005 as follows (in thousands, except per share data):

	Nine Months Ended May 31,
	2006	Pro Forma 2005
Stock-based compensation	$6,356	$7,313
Tax impact of stock-based compensation	(1,905)	(2,166)

Stock-based compensation, net of tax	$4,451	$5,147

Net income, including stock-based compensation, net of tax	$59,473	$47,971

Diluted earnings per share, as reported	$1.18	$1.06
Diluted earnings per share, including the effect of stock-based compensation	$1.18	$0.96

General Option Activity

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52

Balance at August 31, 2005	7,981	7,020	$21.32
Granted	(59)	59	37.63
Exercised	—	(604)	16.27
Forfeited	84	(84)	27.40
Expired*	(174)	—	—

Balance at May 31, 2006	7,832	6,391	$21.86

*	Represents the remaining stock option balance within the Company’s 1996 Stock Option plan that expired in May 2006 because they were never granted.

The total pre-tax intrinsic value of options exercised for the three and nine months ended May 31, 2006 was $7.5 million and $14.9 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of May 31, 2006 (in thousands, except per share data):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.78 – $15.00	1,355	3.97	$12.00	$44,593	1,149	$11.47	$38,422
$15.01 – $25.00	3,693	5.41	$22.07	$84,348	2,998	$21.74	$69,464
$25.01 – $42.04	1,343	8.92	$31.25	$18,345	240	$29.96	$3,588

	6,391	5.84	$21.86	$147,286	4,387	$19.50	$111,474

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $44.91 as of May 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of May 31, 2006 was 4.4 million. As of August 31, 2005, 4.2 million outstanding options were exercisable, and the weighted average exercise price was $18.30.

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

As stock-based compensation expense recognized in the Consolidated Statement of Income for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of May 31, 2006, $16.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. There were no stock-based compensation costs capitalized as of May 31, 2006.

Stock Option Plans

There were no employee stock options granted during the three months ended May 31, 2006. The weighted average estimated value of employee stock options granted during the nine months ended May 31, 2006 was $11.76 per share, using the lattice-binomial option model with the following weighted average assumptions:

Nine months ended May 31, 2006
Term structure of risk-free interest rate	3.4% - 4.5%
Expected life **	4.6 years
Term structure of volatility	25% - 47%
Dividend yield	0.5%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the three months ended May 31, 2005 was $6.76 using the lattice-binomial option model with the following weighted average assumptions:

Three months ended May 31, 2005
Term structure of risk-free interest rate	2.8% - 4.6%
Expected life **	4.0 years
Term structure of volatility	26% - 47%
Dividend yield	0.7%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the six months ended February 28, 2005 was $11.75 per share using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended February 28, 2005
Risk-free interest rate	3.5%
Expected life	5.4 years
Expected volatility	46%
Dividend yield	0.5%

Employee Stock Purchase Plan

For the Company’s employee stock purchase plan, FactSet continues to use the Black-Scholes model to calculate the estimated fair value. The weighted average estimated value of employee stock purchase plan grants during the three months ended May 31, 2006 and 2005 was $7.24 and $6.38 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants for the three months ended May 31, 2006 and 2005:

	Three Months Ended May 31,
	2006	2005
Risk-free interest rate	4.9%	2.6%
Expected life	3 months	3 months
Expected volatility	15%	24%
Dividend yield	0.5%	0.6%

The weighted average estimated value of employee stock purchase plan grants during the nine months ended May 31, 2006 and 2005 was $7.73 and $6.79 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the nine months of fiscal 2006 and 2005:

	Nine Months Ended May 31,
	2006	2005
Risk-free interest rate	4.3%	2.6%
Expected life	3 months	3 months
Expected volatility	33%	30%
Dividend yield	0.5%	0.6%

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

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

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net income	$21,036	$19,551	$59,473	$53,118
Other comprehensive income (loss), net of tax:
Net changes in unrealized gain and loss on investments	(46)	63	(21)	82
Foreign currency translation adjustments	6,944	(4,742)	3,268	980

Comprehensive income	$27,934	$14,872	$62,720	$54,180

The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	May 31, 2006	August 31, 2005
Accumulated unrealized gain on investments, net of tax	$9	$30
Accumulated foreign currency translation adjustment	2,996	(272)

Total accumulated other comprehensive income (loss)	$3,005	$(242)

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We supply financial intelligence to the global investment community. Our applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

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

We employ 1,286 employees as of May 31, 2006. Approximately one-third of our employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Results of Operations – Unaudited

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands, except per share data)	2006	2005	Change	2006	2005	Change
Revenues	$98,815	$79,342	25%	$282,134	$229,877	23%
Cost of services	31,543	23,770	33	88,729	67,070	32
Selling, general and administrative	36,319	28,205	29	105,405	82,563	28
Income from operations	30,953	27,367	13	88,000	80,244	10
Net income	21,036	19,551	8	59,473	53,118	12
Diluted earnings per common share	$0.41	$0.39	5%	$1.18	$1.06	11%
Diluted weighted average common shares	50,909	49,993		50,561	50,120

Revenues

Revenues for the three months ended May 31, 2006 increased 25% to $98.8 million from $79.3 million for the period ended May 31, 2005. Excluding acquisitions owned less than one year, revenues grew 17% for the third fiscal quarter of 2006 compared to the prior year period. Acquisitions over the last twelve months, including Global Filings, the AlphaMetrics business and DSI accounted for 8% or $6.0 million of the revenue growth in the third fiscal quarter versus zero in the year ago period. For the first nine months of fiscal 2006, revenues advanced 23% to $282.1 million from $229.9 million in the prior year period. The 23% increase in the first three quarters of fiscal 2006 compared to same period a year ago breaks down into 16% growth in the underlying organic business and 7% growth from acquisitions owned less than one year.

The increase in revenues was driven by broad-based growth. We have deployed our capital to develop a diverse product suite that attracts and engages a global, institutional client base. The 25% quarter over quarter growth included selling applications and content subscriptions to existing clients, expanding the number of users and establishing new client relationships.

We accelerated establishing new client relationships by adding 56 net new clients during the third quarter. Over the first nine months of fiscal 2006, we expanded our client base 8%, by adding 121 clients, excluding those acquired through acquisition. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies.

Demand for the Portfolio Analytics suite of applications continues to rise. This suite is comprehensive and includes the applications for portfolio attribution, risk management and quantitative analysis.

New business has also been driven by our ability to service professionals with a global reach. Higher demand for global content among clients reflects a recent shift in asset allocation to non-US investments.

“Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. Subscriptions increased $19.1 million during the third quarter and totaled $399.4 million at May 31, 2006. Excluding the impact of foreign currencies, subscriptions advanced $16.4 million during the three months ending May 31, 2006. Subscriptions increased $81.5 million or 26% compared to the same period a year ago. On a constant currency basis and excluding the acquisition of Global Filings, the AlphaMetrics business and DSI, subscriptions increased $56.1 million or 18% since May 31, 2005.

Subscriptions from overseas operations were $116.2 million at May 31, 2006, representing 29% of the company-wide total. Subscription growth was strong, representing the power of our products and client service model. At quarter-end, the average subscription per client was $232,000, an increase of 2% since February 28, 2006 and 7% above the average subscription per client at May 31, 2005.

At the end of the third quarter of fiscal 2006, client count was 1,722, an increase of 258 clients or 18% over the prior 12 months. Included in this rise was the net addition of 98 clients from the acquisitions of DSI, AlphaMetrics and Global Filings. There were 27,900 users as of May 31, 2006, up from 24,000 at the end of the third quarter of fiscal 2005. This count excludes professionals who subscribe exclusively to the AlphaMetrics web-based product. While there are many users, the price per user is materially lower than that of our Directions platform.

Revenues from the domestic (U.S.) business increased 21% to $70.2 million in the third quarter of fiscal 2006 compared to $58.2 million in the same period a year ago. Domestic revenues, excluding the DSI acquisition, grew 15%. For the first nine months of fiscal 2006, revenues from domestic operations increased 20% to $203.0 million compared to $168.7 million for the same period a year ago.

International revenues in the third quarter of fiscal 2006 were $28.6 million, an increase of 35% from $21.2 million in the prior year period. On a constant currency basis and excluding the acquisition of Global Filings and AlphaMetrics, revenue growth from international operations advanced 23% for the quarter ended May 31, 2006 compared to a year ago. European revenues advanced 36% to $23.5 million. Asia Pacific revenues grew to $5.1 million, up 32% from the same period a year ago. Revenues from international operations accounted for 29% and 27% of our consolidated revenues for the third quarter of fiscal 2006 and 2005, respectively and 28% and 27% of our consolidated revenues for the first nine months of fiscal 2006 and 2005, respectively.

Demand for our Portfolio Analytics applications rose during the third quarter of fiscal 2006. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. At May 31, 2006, there were 458 clients representing 3,750 users who subscribed to this service. These figures compare favorably to a total of 415 clients and 3,200 users a year ago.

Effective September 1, 2005, our wholly owned subsidiaries within the European segment no longer operate as branch offices and operate under a functional currency different from that of the Company. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets and liabilities of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Prior to September 1, 2005, the functional currency of our wholly owned subsidiaries, excluding JCF, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income.

Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three and nine months ended May 31, 2006, our expenses recorded in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $4.7 million and $10.9 million, respectively. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

A portion of our non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. The effect of currency movements on the third quarter’s revenue was immaterial.

No individual client accounted for more than 3% of total subscriptions as of May 31, 2006. Subscriptions from the ten largest clients did not surpass 15% of total client subscriptions. At May 31, 2006, client retention, as measured in terms of client subscriptions, remained at a rate in excess of 95%.

Cost of Services

For the three months ended May 31, 2006, cost of services increased 33% to $31.5 million from $23.8 million in the comparable prior year period. During the first nine months of fiscal 2006, cost of services advanced 32% to $88.7 million from $67.1 million in the same period a year ago. The rise in cost of services for the three and nine months ended May 31, 2006 was driven by increases in amortization of intangible assets, data costs, employee compensation and benefits and the first time inclusion of stock-based compensation, partially offset by lower communication costs as a percentage of revenues.

Employee compensation and benefits for our software engineering and consulting departments advanced $3.3 million and $8.7 million for the three and nine months ended May 31, 2006 as compared to the identical periods in the previous year. Employee additions, including those acquired in connection with the acquisitions of DSI, Global Filings and the AlphaMetrics business, and normal merit increases were the primary drivers of the increase in employee compensation and benefits. Data costs grew $1.9 million and $6.6 million during the three and nine months ended May 31, 2006 versus the prior year periods. The increased data expenses were largely due to incremental content costs associated with royalty payments to data content suppliers from additional client subscriptions and higher levels of proprietary content collection. Amortization of intangibles assets increased $1.1 million and $3.3 million for the three and nine months ended May 31, 2006 as compared to the same periods in fiscal 2005 due to our recent acquisitions, DSI, Global Filings and the AlphaMetrics business. Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to increases in cost of services of $0.6 million and $2.0 million during the three and nine months ended May 31, 2006 as compared to the identical prior year periods.

Partially offsetting these component increases of cost of services was a reduction in communication costs as a percentage of revenues. Communication expense as a percentage of revenues declined due to lower industry pricing partially offset by higher bandwidth requirements.

Selling, General and Administrative

For the three months ended May 31, 2006, selling, general, and administrative (“SG&A”) expenses advanced 29% to $36.3 million from $28.2 million in the third quarter of fiscal 2005. For the first nine months of fiscal 2006, SG&A expenses rose 28% to $105.4 million from $82.6 million in the nine months ended May 31, 2005. The rise in SG&A for the three and nine months ended May 31, 2006 was driven by the first time inclusion of stock-based compensation, higher occupancy costs in London and Tokyo as well as an increase in employee compensation and benefits.

Employee compensation and benefits expense expanded $4.3 million and $11.4 million during the third quarter and first nine months of fiscal 2006 compared to the prior year periods. The increase can be primarily attributed to more employees classified as SG&A over the past twelve months, additional employee headcount as the result of acquisitions, and merit increases in compensation. Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to an incremental cost to SG&A of $1.3 million and $4.4 million during the three and nine months ended May 31, 2006. Occupancy costs as a percentage of revenue advanced to 5% in the third quarter of fiscal 2006 as compared to 4% for the same period a year ago. We consolidated our four London-based offices into one new location which resulted in $1.0 million of incremental expenses from a redundancy of leased office space during the third quarter of fiscal 2006. Our new European headquarters located in London opened on June 19, 2006 and is fully operational.

Overall headcount at May 31, 2006 was 1,286, up 21% from a year ago. The percentage increase in employee headcount breaks down into 13% from organic growth and 8% from acquisitions over the last twelve months.

Income from Operations and Operating Margin

Income from operations during the third quarter of fiscal 2006 rose 13% to $31.0 million as compared to $27.4 million in the same period a year ago. For the nine months ended May 31, 2006, income from operations advanced 10% to $88.0 million as compared to $80.2 million in the same period a year ago. Third quarter fiscal 2006 operating margin was 31.3% compared to 34.5% for the same period in fiscal 2005. The operating margin for the first nine months of fiscal 2006 was 31.2% compared to 34.9% in the first three quarters of fiscal 2005. The decrease in the operating margin in fiscal 2006 is due to pre-tax stock-based compensation charges of $1.9 million and $6.4 million recorded during the three and nine months ended May 31, 2006, higher redundant office space in London and the impact of acquisitions since August 31, 2005. Stock-based compensation expense reduced the operating margin percentage by 2.0% and 2.3% for the three and nine months ended May 31, 2006, respectively. There was no stock-based compensation expense in fiscal 2005. Excluding stock-based compensation expense, incremental expenses of $1.0 million and $1.3 million from a redundancy of leased office space in London and the impact from the acquisitions of Global Filings, the AlphaMetrics business and DSI, the operating margin for the three and nine months ended May 31, 2006 was 34.6% and 34.8%, respectively.

Other Income

During the three and nine months ended May 31, 2006, other income increased $0.7 million and $2.6 million, respectively, year over year primarily due to higher cash balances, the rise in interest rates and the completion of the sale of our only piece of Company-owned real estate. The sale of our Company-owned real estate resulted in a pre-tax gain of $1.3 million or $0.02 per share during the first quarter of fiscal 2006. The gain was included in other income and had no impact on operating income for the period ended November 30, 2005. Interest income improved during the third quarter of fiscal 2006 as compared to the prior year due to higher cash and investment balances, rising interest rates and shifting available cash from managed accounts to short term money market instruments.

Income Taxes

For the three and nine months ended May 31, 2006, the provision for income taxes advanced to $11.0 million and $31.9 million from $8.1 million and $27.8 million in the comparable prior year periods. Our effective tax rate for the third quarter of fiscal 2006 was 34.3% versus 29.4% for the prior year third quarter. Included in the effective tax rate for the third quarter of fiscal 2006 was an income tax benefit of $0.8 million or a 2.3% reduction in the rate, primarily due to the closure of previously filed tax returns. The decrease in the effective tax rate was partially offset by our inability to recognize a full year U.S. research and development tax credit due to the expiration of the credit effective on December 31, 2005. An income tax benefit of $1.9 million was recognized in the year ago quarter due to the closure of previously filed tax returns. For the first nine months of fiscal 2006 our effective tax rate was 34.9% versus 34.4% in the prior year period.

During the third quarter of fiscal 2006, we filed an application for change in accounting method with the IRS as a result of IRS Revenue Procedure 2004-34, allowing advanced cash collections to be recognized as income in the same period such revenue is recorded for GAAP purposes. This resulted in a $3.4 million reduction to current deferred tax assets and taxes payable.

The American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004 were both enacted in October 2004. These laws contain provisions which could potentially impact our effective tax rate. These items include the repeal of the Extraterritorial Income Exclusion and the enactment of a Domestic Manufacturing Deduction. We are currently evaluating the impact of these laws on our effective tax rate for the year ended August 31, 2006.

Net Income and Earnings per Share

Net income rose 8% to $21.0 million and diluted earnings per common share increased 5% to $0.41 for the three months ended May 31, 2006. During the first nine months of fiscal 2006, net income advanced 12% to $59.5 million and diluted earnings per common share increased 11% to $1.18 as compared to the same period a year ago.

Liquidity and Capital Resources

Cash, cash equivalents and investments aggregated to $118.6 million or 27% of our total assets at May 31, 2006, compared with $76.0 million at August 31, 2005. Our cash, cash equivalents and investments increased $42.6 million or 56% since August 31, 2005 as a result of cash provided by operations of $88.1 million, proceeds of $2.9 million generated from the sale of Company-owned real estate and cash inflows of $15.7 million from the exercise of employee stock options. Partially offsetting these cash inflows were cash outflows of $28.3 million for the acquisitions of Global Filings and the AlphaMetrics business on February 17, 2006 and September 1, 2005, respectively, $7.4 million related to stock repurchases, dividends paid of $7.2 million and capital expenditures of $20.5 million.

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2006	2005	2006	2005
Net cash provided by operating activities	$44,627	$44,552	$88,072	$62,835
Net cash (used in) investing activities	$(13,057)	$(9,870)	$(45,781)	$(77,435)
Net cash (used in) provided by financing activities	$(1,351)	$(10,100)	$1,187	$(1,275)

Cash Flows from Operating Activities

All our operating and capital expense requirements were financed entirely from cash generated from our operations. Cash generated by operating activities during the third quarter of fiscal 2006 was consistent with the comparable period in last fiscal year.

Cash Flows from Investing Activities

Net cash used in investing activities of $13.1 million for the three months ended May 31, 2006, consisted primarily of capital expenditures of $13.4 million for the purchase of computer equipment and office expansions.

Cash Flows from Financing Activities

Net cash used in financing activities of $1.4 million for the three months ended May 31, 2006, consisted of $6.7 million in stock repurchases and $2.4 million in dividend payments partially offset by $7.7 million of proceeds and income tax benefits received from the issuance of common stock related to the exercise of employee stock options and employee stock purchase plan rights. During the three months ended May 31, 2006, we repurchased 115,400 shares at an average cost of $43.77 per share under the share repurchase program leaving $45 million authorized for future share repurchases. The remaining 63,974 shares repurchased during the first nine months of fiscal 2006 were repurchases of common stock owned by our employees in the Employee Stock Ownership Plan.

Capital Expenditures

Capital expenditures for the quarter ended May 31, 2006 totaled $13.4 million, up from $5.5 million in the same period a year ago. The increase is driven by higher purchase levels of computer equipment in addition to office expansions during the third quarter of fiscal 2006. Capital expenditures for the first nine months of fiscal 2006 totaled $20.5 million, up 21% from $17.0 million in the same period a year ago. The increase from the first three quarters of fiscal 2005 to fiscal 2006 was due to higher levels of leasehold improvements and furniture and fixtures from the build out of our new European headquarters located in London and higher purchase levels of data center computer equipment. Capital expenditures are expected to total approximately $24 million to $26 million for fiscal 2006.

Capital Needs

On September 1, 2005, we issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR, which is payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business, dated as of July 27, 2005 among us, StreamVPN Limited and other parties. The note was issued in lieu of a seller’s cash entitlement. The noteholder has the option to require us to repay the whole or any part of the note as of March 1, 2006 or any subsequent interest payment date.

Revolving Credit Facilities

In March 2006, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.0 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2006. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Business Combinations

europrospectus.com Limited

On February 17, 2006, we acquired all the outstanding share capital of europrospectus.com Limited (now known as FactSet Global Filings Limited, the “Global Filings” business), pursuant to a definitive agreement dated February 17, 2006 for $7.5 million in cash. Global Filings provides access to equity and fixed income prospectuses. The service offers full text, clause and field searching on debt, equity and warrant prospectuses, pricing supplements and M&A transactions.

The acquisition is consistent with our strategy of selectively creating and distributing our own financial information content in order to offer our clients best of breed content choices. This factor contributed to a purchase price in excess of fair value of the Global Filings net tangible and intangible assets, and as a result, we recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$7,485
Direct acquisition costs	200

Total purchase price	$7,685

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price is being allocated to Global Filings’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,470
Amortizable intangible assets:
Software technology	118
Customer relationships	475
Data content	1,539
Non-compete agreements	78
Goodwill	6,634

Total assets acquired	10,314
Liabilities assumed	(2,629)

Net assets acquired	$7,685

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

Goodwill totaling $6.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the Global Filings acquisition is included in the European segment and is not deductible for income tax purposes.

The results of operations of Global Filings have been included in our Consolidated Statement of Income since the completion of the acquisition on February 17, 2006. Pro forma information has not been presented because the effect of this acquisition was not material on our consolidated financial results.

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

The AlphaMetrics business provides institutional clients with a suite of software tools for capturing, measuring and ranking the value of ideas provided by sell-side professionals, as well as those ideas generated internally by research staff. This acquisition is consistent with our strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the AlphaMetrics business net tangible and intangible assets, and as a result, we recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$24,698
Note payable	1,710
Direct acquisition costs	643

Total purchase price	$27,051

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price is being allocated to the AlphaMetrics business’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$4,318
Amortizable intangible assets:
Software technology	2,603
Customer relationships	3,082
Trade name	250
Non-compete agreements	308
Goodwill	19,795

Total assets acquired	30,356
Liabilities assumed	(3,305)

Net assets acquired	$27,051

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

Stock-based Compensation

Effective September 1, 2005, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. For the Company, these awards include employee stock options, common shares acquired under employee stock purchases and restricted stock. SFAS 123(R) supersedes the Company’s previous accounting under APB 25 for periods prior to September 1, 2005. The Company adopted the modified prospective transition method as provided by SFAS 123(R). Accordingly, the consolidated financial statement amounts for the prior periods have not been restated to reflect stock-based compensation expense.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three and nine months ended May 31, 2006 which was allocated as follows (in thousands):

	Three months ended May 31, 2006	Nine months ended May 31, 2006
Cost of services	$624	$2,000
Selling, general and administrative	1,319	4,356

Stock-based compensation included in operating expenses	1,943	6,356
Tax impact of stock-based compensation	(639)	(1,905)

Stock-based compensation, net of tax	$1,304	$4,451

The table below reflects net income and diluted earnings per share for the three months ended May 31, 2006 compared with the pro forma information for the three months ended May 31, 2005 as follows (in thousands, except per share data):

	Three Months Ended May 31,
	2006	Pro Forma 2005
Stock-based compensation	$1,943	$2,302
Tax impact of stock-based compensation	(639)	(821)

Stock-based compensation, net of tax	$1,304	$1,481

Net income, including stock-based compensation, net of tax	$21,036	$18,070

Diluted earnings per share, as reported	$0.41	$0.39
Diluted earnings per share, including the effect of stock-based compensation	$0.41	$0.36

The table below reflects net income and diluted earnings per share for the nine months ended May 31, 2006 compared with the pro forma information for the nine months ended May 31, 2005 as follows (in thousands, except per share data):

	Nine Months Ended May 31,
	2006	Pro Forma 2005
Stock-based compensation	$6,356	$7,313
Tax impact of stock-based compensation	(1,905)	(2,166)

Stock-based compensation, net of tax	$4,451	$5,147

Net income, including stock-based compensation, net of tax	$59,473	$47,971

Diluted earnings per share, as reported	$1.18	$1.06
Diluted earnings per share, including the effect of stock-based compensation	$1.18	$0.96

General Option Activity

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52

Balance at August 31, 2005	7,981	7,020	$21.32
Granted	(59)	59	37.63
Exercised	—	(604)	16.27
Forfeited	84	(84)	27.40
Expired*	(174)	—	—

Balance at May 31, 2006	7,832	6,391	$21.86

*	Represents the remaining stock option balance within our 1996 Stock Option plan that expired in May 2006 because they were never granted.

The total pre-tax intrinsic value of options exercised for the three and nine months ended May 31, 2006 was $7.5 million and $14.9 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable options as of May 31, 2006 (in thousands, except per share data):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.78 – $15.00	1,355	3.97	$12.00	$44,593	1,149	$11.47	$38,422
$15.01 – $25.00	3,693	5.41	$22.07	$84,348	2,998	$21.74	$69,464
$25.01 – $42.04	1,343	8.92	$31.25	$18,345	240	$29.96	$3,588

	6,391	5.84	$21.86	$147,286	4,387	$19.50	$111,474

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $44.91 as of May 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of May 31, 2006 was 4.4 million. As of August 31, 2005, 4.2 million outstanding options were exercisable, and the weighted average exercise price was $18.30.

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

As stock-based compensation expense recognized in the Consolidated Statement of Income for the first nine months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of May 31, 2006, $16.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. There were no stock-based compensation costs capitalized as of May 31, 2006.

Stock Option Plans

There were no employee stock options granted during the three months ended May 31, 2006. The weighted average estimated value of employee stock options granted during the nine months ended May 31, 2006 was $11.76 per share, using the lattice-binomial option model with the following weighted average assumptions:

Nine months ended May 31, 2006
Term structure of risk-free interest rate	3.4% - 4.5%
Expected life **	4.6 years
Term structure of volatility	25% - 47%
Dividend yield	0.5%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the three months ended May 31, 2005 was $6.76 using the lattice-binomial option model with the following weighted average assumptions:

Three months ended May 31, 2005
Term structure of risk-free interest rate	2.8% - 4.6%
Expected life **	4.0 years
Term structure of volatility	26% - 47%
Dividend yield	0.7%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted during the six months ended February 28, 2005 was $11.75 per share using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended February 28, 2005
Risk-free interest rate	3.5%
Expected life	5.4 years
Expected volatility	46%
Dividend yield	0.5%

Employee Stock Purchase Plan

For the Company’s employee stock purchase plan, FactSet continues to use the Black-Scholes model to calculate the estimated fair value. The weighted average estimated value of employee stock purchase plan grants during the three months ended May 31, 2006 and 2005 was $7.24 and $6.38 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants for the three months ended May 31, 2006 and 2005:

	Three Months Ended May 31,
	2006	2005
Risk-free interest rate	4.9%	2.6%
Expected life	3 months	3 months
Expected volatility	15%	24%
Dividend yield	0.5%	0.6%

The weighted average estimated value of employee stock purchase plan grants during the nine months ended May 31, 2006 and 2005 was $7.73 and $6.79 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants in the nine months of fiscal 2006 and 2005:

	Nine Months Ended May 31,
	2006	2005
Risk-free interest rate	4.3%	2.6%
Expected life	3 months	3 months
Expected volatility	33%	30%
Dividend yield	0.5%	0.6%

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the lattice-binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The lattice-binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The lattice-binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

Share Repurchases

On June 20, 2005 our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. During the first nine months of fiscal 2006, we repurchased 115,400 shares at an average cost of $43.77 per share under the program. At May 31, 2006, $45 million remains authorized for future share repurchases. An additional 63,974 shares were repurchased during the first nine months of fiscal 2006 related to common stock owned by our employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Subsequent Event

On June 27, 2006, we announced that Mr. Charles J. Snyder, Vice Chairman of our Board of Directors and a founder of the Company, sold one million shares of our common stock in a Rule 144 transaction. Appropriate Rule 144 filings were made simultaneously with the sale. Mr. Snyder undertook this transaction to diversify his assets. After this recent sale, Mr. Snyder still owns 4,149,210 shares of our common stock.

Dividend Payment

On May 12, 2006, we increased our regular quarterly dividend from $0.05 to $0.06 per share. The cash dividend was paid on June 20, 2006, to common stockholders of record on May 31, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of May 31, 2006.

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

Forward-Looking Factors

Recent Events and Business Outlook

The following forward-looking statements reflect our expectations as of July 10, 2006. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2006 Expectations

•	Revenues are expected to range between $102 million and $105 million.

•	Operating margins are expected to range between 31% and 33%, including the impact from SFAS 123(R) and redundant London occupancy costs. Excluding stock-based compensation of approximately $1.9 million and redundant London occupancy costs between $1.0 million and $1.2 million, operating margins should be between 33% and 35%.

•	The effective tax rate is expected to range between 36.3% and 36.8%.

Full Year Fiscal 2006

•	Capital expenditures should total approximately $24 million to $26 million and includes the build out of the new headquarters for our London-based operations.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, NASDAQ Composite®, and MSCI EAFE Index) have experienced significant volatility during the past five years. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of terrorist activities or rising energy prices could undermine the general economic environment. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. A policy of persistent interest rate increases adopted by the Federal Reserve Bank, continued inflationary pressures or both, could derail the current economic environment and adversely affect the operations of our clients. In addition, changes to regulations regarding soft dollar payments could have a negative impact on our operations.

The fair market value of our investment portfolio at May 31, 2006 was $16.4 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, third-party managers construct portfolios to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

Income Taxes

In the normal course of business, our tax filings are subject to audit by federal, state and foreign tax authorities. Audits by four tax authorities are currently ongoing. There is inherent uncertainty in the audit process. We made our best estimate of the probable liabilities that exist and recorded an estimate. We have no reason to believe that such audits will result in the payment of additional taxes or penalties, or both, that would have a material adverse effect on our results of operations or financial position, beyond current estimates.

The IRS is in the process of completing its examination of our tax returns for the 2003 and 2004 tax years and has issued us notices of proposed adjustments. Specifically, the IRS is proposing to disallow a portion of research and development credits claimed on the 2003 and 2004 tax returns. We believe our tax reserves are adequate to provide for the final resolution of the audit by the IRS.

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

Risk Factors

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including our consolidated financial statements and related notes thereto.

Risk factors include, but are not limited to, our ability to integrate newly acquired companies; the ability to hire and retain qualified personnel; the maintenance of our leading technological position; the impact of global market trends on our revenue growth rate and future results of operations; the negotiation of contract terms supporting our vendors, data suppliers and potential landlords; the retention of key clients and their current service levels; increased competition in our industry; the resolution of ongoing and other probable audits by tax authorities; the continued employment of key personnel; the absence of U.S. or foreign governmental regulation restricting international business; and the sustainability of historical levels of profitability and growth rates in cash flow generation.

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

Prior to September 1, 2005, the functional currency of our wholly owned subsidiaries, excluding JCF, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income. Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three and nine months ended May 31, 2006, our net foreign currency exposure relating to those revenues billed and expenses recorded in non-dollar denominated currencies was approximately $4.7 million and $10.9 million, respectively. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions. A portion of our non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. The effect of currency movements on the third quarter’s revenue was immaterial.

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

Changes in internal control over financial reporting

There have been no changes in the Company’s internal control over financial reporting during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2006:

Period	Total number of shares purchased	Average price paid per share	(1) Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
March 1, 2006 –March 31, 2006	—	—	—	$50,000
April 1, 2006 –April 30, 2006	—	—	—	50,000
May 1, 2006 –May 31, 2006	115,400	$43.77	115,400	44,949

	115,400		115,400	$44,949

(1)	On June 20, 2005 the Company’s Board of Directors authorized the repurchase of up to $50 million of common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. The Company intends to fund its share repurchases with cash on hand and cash generated from future operations. During the first nine months of fiscal 2006, the Company repurchased 115,400 shares at an average cost of $43.77 per share under the share repurchase program. At May 31, 2006, $45 million remains authorized for future share repurchases.

ITEM 6. Exhibits

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date: July 10, 2006	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer