Form 10-K
period 2006-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2006-11-13
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒                                  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2006

☐                                    Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2006, as reported by the New York Stock Exchange on that date, was $1,611,828,364.

The number of shares outstanding of the registrant’s common stock, as of October 23, 2006, was 48,990,530.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated November 10, 2006, for the Fiscal 2006 Annual Meeting of Shareholders to be held on December 19, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2006

Part I

ITEM 1.                BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a leading provider of global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. FactSet offers access to financial data and analytics to thousands of investment professionals around the world. Combining hundreds of databases into its own dedicated online service, FactSet provides the tools to download, combine, and manipulate financial data for investment analysis. FactSet applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. Approximately 75% of the Company’s revenue is generated from its investment management clients, while the remaining revenue is primarily derived from investment banking clients.

The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets across the globe, from industry-leading suppliers and clients’ own proprietary data into a single powerful online platform of information and analytics, making FactSet a one-stop source for financial information. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in FactSet applications. FactSet is also fully integrated with Microsoft Office applications such as Excel® , Word® and PowerPoint® and allows for the creation of extensive custom reports.

The Company aggregates third-party content from over 50 database suppliers. FactSet is the only source that integrates content from premier providers such as The Thomson Corporation, Reuters Group PLC, Standard and Poor’s (a division of The McGraw-Hill Companies) including Capital IQ Inc., FTSE, IDC, Dow Jones & Company Inc., Northfield Information Services, Inc., MSCI (Morgan Stanley Capital International, Inc.), APT, DRI (Global Insight Inc.), EcoWin (now part of Reuters), Merrill Lynch and Lehman Brothers. FactSet seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data, when possible. Third-party content contracts have varying lengths and normally can be terminated on one year’s notice at predefined dates. Third-party content fees are either billed directly to FactSet or the Company’s clients. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

A large number of FactSet’s content suppliers are in direct competition with each other and in some cases, with FactSet. FactSet continues to pursue mutually beneficial partnerships with long-time third-party data providers. However, if necessary, FactSet is committed to acquiring or building content sets on its own. Since 2001, the Company has acquired six content businesses, Lionshares, Mergerstat, CallStreet, JCF, TrueCourse and Europrospectus, and has fully integrated their data sets into the Company’s system, while at the same time continuing to invest in development of third-party data feeds across all content areas. The net effect of this strategy to date has been to increase the accessibility of data to the financial industry and to improve the quality of the data for its clients.

During fiscal 2006 the Company completed one content-related acquisition. On February 17, 2006, the Company acquired all the outstanding share capital of europrospectus.com Limited (now known as FactSet Global Filings Limited, the “Global Filings” business), for $7.5 million in cash. Global Filings provides access to equity and fixed income prospectuses. The service offers full text, clause and field searching on debt, equity and warrant prospectuses, pricing supplements and M&A transactions. The acquisition is consistent with the Company’s strategy of selectively creating and distributing its own financial information content in order to offer its clients best of breed content choices.

During fiscal 2006, FactSet released new Private Company and Private Equity databases that have been integrated into its primary investment banking product, IB Central. The Company has continued to enhance existing content sets, notably its estimates offering, which now includes key research brokers and several features, including near real-time processing.

The Company also completed an acquisition in fiscal 2006 that is consistent with the Company’s strategy of developing tools to make client workflows more efficient. On September 1, 2005, the Company acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited, the “AlphaMetrics business”), for aggregate consideration of $23.8 million, plus an additional $2.6 million based on the level of working capital of the AlphaMetrics business as of September 1, 2005. The AlphaMetrics business provides institutional clients with a suite of software tools for capturing, measuring and ranking the value of ideas provided by sell-side professionals, as well as those ideas generated internally by research staff.

The Company has established a vast private wide area network to provide clients access to the Company’s data centers. FactSet’s wide area network provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframes.

A significant part of the Company’s strategy to maintain long-term client relations involves both consulting services and client training. Clients are encouraged to utilize FactSet. The Company’s help desk operates virtually around the clock and sales and consulting personnel regularly visit clients to enhance support and the value of the FactSet products. The Company strongly encourages its clients to take part in the training programs, conducted either at the client’s location or a FactSet office. FactSet’s training programs are designed to give clients a comprehensive understanding of the service.

FactSet competes in the global financial information services industry, which includes both large and well-capitalized companies, as well as smaller, niche firms. International and domestic competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet system. Competitors and competitive products in the United States include online database suppliers and integrators and their applications, such as The Thomson Corporation, Bond Edge (owned by Interactive Data Corporation), Yield Book (owned by Citigroup), Reuters Group PLC, Bloomberg L.P., Standard and Poor’s (a division of The McGraw-Hill Companies) including its Capital IQ product line, Wilshire Associates Incorporated, Frank Russell and MSCI (Morgan Stanley Capital International, Inc.). Many of these firms offer products or services which are similar to those sold by the Company.

Demand for the Portfolio Analytics suite of applications continues to rise. This suite is comprehensive and includes the applications for portfolio attribution, risk management and quantitative analysis. Portfolio Analysis continued to be the cornerstone of the offering to investment management clients during fiscal

2006 and represents the largest revenue contributing component of the suite. At August 31, 2006, there were over 475 clients representing approximately 3,900 users who subscribed to this service. This compares favorably to a total of 425 clients and 3,300 users a year ago. Fiscal 2006 also included several significant product releases.

•       The first phase of fixed income attribution analysis, powered by Derivative Solutions, was integrated into the suite.

•       A new portfolio publishing product that creates presentation-ready reports for investment teams and management boards has been introduced.

•       Alphatesting 3.0 and Compustat Point In Time data have proven to be compelling offerings for quantitative professionals.

One of the key features of the suite’s central application, Portfolio Analysis, is an attribution analysis report that enables portfolio managers to dissect and explain the performance of a portfolio through time. For many years, FactSet’s primary focus has been equity portfolios—those that are comprised of stock holdings of publicly traded companies. FactSet’s desire to enhance the attribution module to cover virtually all asset classes, including corporate and sovereign debt and sophisticated derivative securities such as mortgage-backed securities and credit default swaps was a major factor in acquiring Derivative Solutions in August 2005. The acquisition has enabled the Company to deliver an enhanced multi-asset class attribution module. If executed correctly, the Company believes this could create new markets for its products and a potentially strong competitive advantage in the industry.

Marquee®, the Company’s real-time quotes and news application, continued to grow in users and clients during fiscal 2006 with successes within the Company’s investment banking client base. All new clients receive Marquee as part of the standard workstation feature set, making the basic FactSet service even more valuable. Marquee was installed on hundreds of buy and sell-side research analyst desktops during fiscal 2006. The application works in concert with FactSet’s existing platform or can be installed as a stand-alone solution for professionals focused on real-time market movements. Client usage of Marquee increased more than 60% during fiscal 2006. Additionally, the application has emerged as a leading driver of new client sales and has been the key component of several large wins for FactSet in the private wealth management and equity research areas of our business. Many clients recognize Marquee as a product that can streamline their daily workflows while optimizing their financial information budgets. Unique within the industry, FactSet’s Marquee and DIRECTIONS now offer the ability to access real-time information wedded to in-depth historical analysis tools on the same technology platform. As a result, many clients have decided to migrate to the consolidated FactSet solution. A particularly compelling feature of the combined FactSet Marquee/ DIRECTIONS desktop is its ability to share client portfolio holdings automatically between DIRECTIONS and Marquee. Client portfolios may be made available for detailed study in the Portfolio Analytics applications as well as real-time monitoring in Marquee.

Investment in the development of FactSet’s investment banking applications continued with the release of many enhancements during fiscal 2006. IB Central 2.0, an application designed for investment bankers was released during fiscal 2006. The application is the current centerpiece of FactSet’s sell-side offering. Working closely with its proprietary content collection teams, the Company’s product development group released frequent enhancements to the application, including the integration of its new Private Equity and Private Company databases. The application unites dozens of disparate sources within an elegant presentation. IB Central gives bankers the tools they need to track a given company as it grows from start-up through acquisition or initial public offering. Transactions associated with a given company are cross-referenced with the financial institutions involved in the deal and executives on the company’s management team.

The number of employees of FactSet and its subsidiaries totaled 1,431 as of October 23, 2006. Employee count at August 31, 2006 was 1,368, up 17% from a year ago. The percentage increase in employee headcount breaks down into 15% from organic growth and 2% from acquisitions over the last twelve months. Approximately one-third of the employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining employees are involved with content collection or provide administrative support.

FactSet was founded in Delaware in 1978, and its headquarters are in Norwalk, Connecticut. The mailing address of the Company’s headquarters is 601 Merritt 7, Norwalk, Connecticut 06851, and its telephone number at that location is (203) 810-1000. The Company’s website address is www.factset.com.

Through a link on the Investor Relations section of its website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. In addition, the Company’s Code of Ethical Conduct for Financial Managers and Code of Business Conduct and Ethics are posted in the Investor Relations section of the Company’s website and the same information is available in print to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the Securities and Exchange Commission will be posted on the Company’s website. The charters of each of the committees of the Company’s Board of Directors are available on the Investor Relations section of the Company’s website and the same information is available in print free of charge to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. The Company’s Chief Executive Officer timely submitted his certification on January 17, 2006, to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of any NYSE corporate governance listing standards as of that date.

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	14
Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-34
Quantitative and Qualitative Disclosures about Market Risk	34
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	42
Note 14 to Consolidated Financial Statements entitled Segments	67-69

ITEM 1A.        RISK FACTORS

Set forth below and elsewhere in this report and in other documents FactSet files with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Investors should carefully consider the risks described below before making an investment decision. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K filed with the SEC, including the Company’s consolidated financial statements and related notes thereto.

FactSet’s operating results are subject to quarterly and annual fluctuations as a result of numerous factors. As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the following factors, or any other factors discussed elsewhere herein, could have a material adverse effect on its business, results of operations, and financial condition that could adversely affect its stock price.

FactSet must continue to introduce new products and product enhancements to maintain its leading technological position

The market for the Company’s products is characterized by rapid technological change, changes in customer demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, the Company’s future success will continue to depend upon its ability to develop new products, or product enhancements, that address the future needs of its target markets and to respond to their changing standards and practices. FactSet may not be successful in developing, introducing, marketing and licensing the Company’s new products or product enhancements on a timely and cost effective basis, or at all, and the Company’s new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new products or product enhancements. In addition, the Company’s ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, the Company’s business could be seriously harmed.

FactSet must ensure the protection and privacy of client data

Many of FactSet’s products and services are comprised of information delivered through a variety of media, including the Internet, software-based applications and dedicated transmission lines. FactSet relies on a complex network of internal controls to protect the privacy of client data. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if FactSet experiences difficulties in its implementation, misappropriation of client data could incur, which could damage the Company’s reputation and ultimately its business.

A prolonged outage at one of FactSet’s data centers could result in reduced service and the loss of customers

FactSet’s customers rely on the Company for the delivery of time-sensitive, up-to-date data. FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and customers are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond the Company’s reasonable control. FactSet maintains back-up facilities for each of its major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, FactSet maintains insurance for such events. However, the business interruption insurance FactSet carries may not be sufficient to compensate the Company fully for losses or damages that may occur as a result of such events. In addition, a loss of the Company’s services may induce its customers to seek alternative data suppliers. Any such losses or damages incurred by FactSet could have a material adverse effect on its business. Although the Company seeks to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

FactSet must hire and retain key qualified personnel

FactSet’s business is based on successfully attracting and retaining talented employees. Competition for technical personnel in the industry in which the Company competes is intense. The Company is limited in its ability to recruit internationally by restrictive domestic immigration laws. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services may be adversely affected. FactSet needs technical resources such as product development engineers to develop new products and enhance existing products. The Company relies upon sales personnel to sell its products and services and maintain healthy business relationships.

FactSet’s ability to integrate newly acquired companies

FactSet has made and expects to continue to make acquisitions from time to time. Acquisitions present significant challenges and risks relating to the integration of the business into its operations, and there can be no assurances that FactSet will manage acquisitions successfully. The related risks include the Company failing to achieve strategic objectives and anticipated revenue improvements as well as the failure to retain key personnel of the acquired business and the assumption of liabilities related to litigation or other legal proceedings involving the acquired business.

Under generally accepted accounting principles, FactSet reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of its goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in its industry. FactSet may be required to record a significant charge to earnings in its financial statements during the period in which any impairment of its goodwill or amortizable intangible assets is determined resulting in an impact on its results of operations.

The negotiation of contract terms supporting new and existing databases or products

As a leading provider of global financial and economic information, FactSet relies on its ability to combine more than 200 databases into its own dedicated online service. FactSet’s business employs a wide variety of data from a substantial number of data suppliers around the world. Certain of the Company’s products rely on single or limited number of suppliers, although FactSet makes every effort to assure that alternative sources are available if the need arises. The failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

Uncertain economic and financial market conditions may affect FactSet’s revenues

FactSet conducts significant sales and customer support operations in countries outside of the United States. For fiscal 2006 and fiscal 2005, FactSet derived 28% and 27% of its revenue, respectively, from outside the United States. Accordingly, future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; reductions in expenditures by large customers, poor performance of major financial markets, political or social unrest, terrorist attacks, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect the Company’s ability to import its products to, export its products from, or sell its products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as the outbreak of avian influenza (bird flu); difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. The target clients for its products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, plan sponsors, hedge funds and others. The success of many of its clients is intrinsically linked to the health of the financial markets. FactSet believes that demand for its solutions could be disproportionately affected by fluctuations, disruptions, instability or downturns in the economy and the financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Any or all of these factors could have a material adverse impact on the Company’s costs, expenses, and financial condition.

Increased competition in FactSet’s industry that may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products. Its competitors range in size from Fortune 100 companies to small, single-product businesses that are highly specialized. While the Company believes the breadth of its businesses and product portfolio offers benefits to its customers that are a competitive advantage, its competitors that are focused on a narrower product line may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry to create a single purpose product are generally low. The internet as a distribution channel and non-commercial software model described above has reduced barriers to entry even further. These competitive pressures may result in decreased sales volumes, price reductions, and increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income. Weak economic conditions also can result in customers’ seeking to utilize lower-cost information that is available from alternative sources.

FactSet’s ability to achieve its historical levels of profitability and growth rates for revenues, earnings per share and cash flows

FactSet has established revenues, earnings per share and cash flow growth targets for 2007. Its growth is dependent upon successfully executing its strategy. The Company’s initiatives and investments may not be sufficient to achieve and maintain such growth targets. A failure to reach and maintain its desired revenue growth or its earnings per share growth targets could have a material adverse affect on the market value of its common stock.

Third parties may claim FactSet infringes upon their intellectual property rights

From time to time FactSet receives notices from others claiming that the Company has infringed upon their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on less favorable terms, require us to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with the Company’s customers including contractual provisions under various license arrangements. If FactSet is required to enter into such agreements or take such actions, its operating margins may decline as a result. FactSet has made and expects to continue making significant expenditures to acquire the use of technology and intellectual property rights as part of its strategy to manage this risk.

FactSet defends its intellectual property rights and combats unlicensed copying and use of software and intellectual property rights through a variety of techniques. Preventing unauthorized use or infringement of its rights is difficult. While these activities adversely affect U.S. revenue, the impact on revenue from outside the United States is more significant, particularly in countries where laws are less protective of intellectual property rights.

Resolution of ongoing and other probable audits by tax authorities

FactSet is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes. In the ordinary course of its business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company’s provision for income taxes and cash tax liability in the future could be adversely affected by numerous factors including, but not limited to, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities, and changes in tax laws, regulations, accounting principles or interpretations thereof, which could adversely impact the Company’s result of operations and financial condition in future periods. FactSet is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. Although FactSet believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on its provision for income taxes and cash tax liability. Based on the results of an audit or litigation, a material effect on its income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

FactSet’s future effective tax rates could be adversely affected by lower than anticipated earnings in countries where the Company has lower statutory rates, and higher than anticipated earnings in countries where FactSet has higher statutory rates, by changes in the valuation of its deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof.

Changes in accounting may affect FactSet’s reported earnings and operating income

Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of its business are highly complex and involve subjective judgments. Changes in these rules, their interpretation, or changes in the Company’s products or business could significantly change its reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flows from operations.

In connection with the preparation of the Consolidated Financial Statements, FactSet uses certain estimates and assumptions, which are based on historical experience and management’s knowledge of current events and actions that FactSet may undertake in the future. Its most critical accounting estimates are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 28 to 31 of the Company’s 2006 Annual Report to Shareholders. In addition, FactSet makes certain estimates under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, including decisions related to legal proceedings and reserves. While management believes that these estimates and assumptions are reasonable under the circumstances, by definition they involve the use of judgment and the exercise of discretion, and therefore actual results may differ.

Internal controls may be ineffective

Effective internal controls are necessary to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), FactSet is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if FactSet experiences difficulties in its implementation, its business and operating results could be harmed, FactSet could fail to meet its reporting obligations, and there could be a material adverse effect on its stock price.

Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce FactSet’s revenues

Approximately 35% of FactSet’s revenues are paid through soft dollar arrangements. On July 18, 2006, the SEC issued Interpretive Release No. 34-54165 which became effective on July 24, 2006. The release provides guidance on asset managers’ use of client commissions to pay for brokerage and research services within the scope of Section 28(e) of the Securities Exchange Act of 1934. The Interpretive Release outlines a framework for determining whether what types of research services are fall within the safe harbor provisions of that section. Market participants have a six-month grace period ending on January 24, 2007 to bring their soft dollar practices into compliance with the new guidance. Although the Company believes that its services fall within the description of eligible research services covered by the safe harbor, that its services provide lawful and appropriate assistance to the money manager in undertaking investment decisions, and that the commissions for the services are reasonable in relation to the value of the services provided, nevertheless, a client might arrive at a different conclusion. Moreover, if additional rules are issued or certain interpretations are followed that narrow the definition of research or brokerage services, which results in its clients being unable to use soft dollar arrangements to pay for FactSet products and services, the Company’s revenues could decrease.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

At August 31, 2006, the Company leased office space domestically in Norwalk, Connecticut; Boston, Massachusetts; four locations in New York, New York; two locations in Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Newark, New Jersey; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During fiscal 2006, the Company agreed to lease space for the new London headquarters for the Company’s European-based operations. The new location is governed by a 15-year lease with an option to extend for an additional ten years. The Company consolidated its four London-based offices into one, new location. The Company continued to occupy its existing leased office space until the new facility was ready for occupancy on June 19, 2006. As a result, the Company incurred incremental expenses primarily representing a significant short-term redundancy of leased office space. Incremental expenses from this action were $2.7 million for the twelve months ended August 31, 2006.

At August 31, 2006, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2007	$8,681
2008	9,000
2009	10,238
2010	11,198
2011	10,287
Thereafter	65,032
Total	$114,436

ITEM 3.                LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company is not a party to any material pending legal proceedings as of August 31, 2006.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)          Market Information

FactSet common stock trades on the New York Stock Exchange under the symbol “FDS”. The following table sets forth the range of high and low per share sales prices as reported for each fiscal period indicated and reflects all stock splits effected for the Company’s common stock as reported by the New York Stock Exchange:

	FIRST	SECOND	THIRD	FOURTH
2006
High	$39.29	$42.30	$47.42	$47.75
Low	31.64	37.40	38.75	41.20
2005
High	$36.38	$39.50	$33.79	$37.88
Low	29.32	31.18	27.06	30.61

(b)          Holders

As of October 23, 2006, there were approximately 10,600 stockholders of record and the closing price of FactSet’s common stock was $50.64 per share as reported by the New York Stock Exchange.

(c)           Dividends

In May 2006, the Company increased its regular quarterly dividend from $0.05 to $0.06 per share. On August 18, 2006, the Company announced a regular quarterly dividend of $0.06 per share. The cash dividend was paid on September 19, 2006, to common stockholders of record on August 31, 2006. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company.

(d)          Securities Authorized for issuance under equity compensation plans

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)(1)
June 2006	—	—	—	$44,949
July 2006	65,500	$42.79	65,500	42,147
August 2006	140,000	$43.13	140,000	36,109
	205,500	$43.02	205,500	$36,109

(1)          On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. This table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 6.              SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

	Years Ended August 31,
	2006		2005		2004		2003		2002
	(in thousands, except per share data)
Revenues	$387,350		$312,644		$251,910		$222,295		$198,294
Income from operations	121,288	(1)	109,021		87,603	(4)	76,727		61,918	(7)
Income before income taxes	126,032	(1)	110,163		89,375	(4)	79,016		64,237	(7)
Net income	82,916	(2)	71,765	(3)	58,017	(5)	51,438	(6)	40,848	(8)
Diluted earnings per common share	$1.64	(2)	$1.43	(3)	$1.15	(5)	$0.98	(6)	$0.78	(8)
Weighted average common shares (diluted)	50,592		50,160		50,616		52,224		52,293
Cash dividends declared per common share	$0.22		$0.20		$0.17		$0.15		$0.12
Total assets	457,228		347,529		229,927		256,159		216,163
Total stockholders’ equity	$358,688		$268,108		$164,546		$212,229		$176,966

(1)          Includes $8,391 of stock-based compensation and $2,674 of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London.

(2)          Includes $5,981 of stock-based compensation, $1,872 of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London, an after-tax gain of $939 from the sale of Company-owned real estate during the first quarter of fiscal 2006 and an income tax benefit of $2,913 primarily from the closure of previously filed tax returns.

(3)          Includes an income tax benefit of $1,930 from the closure of previously filed tax returns and changes in estimates.

(4)          Includes a corporate headquarters relocation charge of $837.

(5)          Includes a corporate headquarters relocation charge of $837 (pre-tax) and an income tax benefit of $1,500 from the closure of previously filed tax returns and additional federal and state tax planning.

(6)          Includes an income tax benefit of $1,274 from the final settlement of prior year tax returns and additional federal and state tax planning.

(7)          Includes a data center relocation charge of $904.

(8)          Includes a data center relocation charge of $904 (pre-tax) and an income tax benefit of $893.

Supplementary Quarterly Financial Data (unaudited)

Quarterly results of operations and earnings per common share for fiscal 2006 and 2005 are as follows (in thousands, except per share data):

	First	Second	Third	Fourth
2006
Revenues	$89,654	$93,665	$98,815	$105,216
Cost of services	28,064	29,122	31,543	32,623
Selling, general and administrative	34,187	34,899	36,319	39,305
Income from operations	27,403	29,644	30,953	33,288
Net income	19,195	19,242	21,036	23,443
Diluted earnings per common share	$0.38	$0.38	$0.41	$0.46
Weighted average common shares (diluted)	50,061	50,767	50,909	50,884

	First	Second	Third	Fourth
2005
Revenues	$74,063	$76,472	$79,342	$82,767
Cost of services	22,007	21,293	23,770	24,731
Selling, general and administrative	26,211	28,147	28,205	29,259
Income from operations	25,845	27,032	27,367	28,777
Net income	16,397	17,170	19,551	18,647
Diluted earnings per common share	$0.33	$0.34	$0.39	$0.37
Weighted average common shares (diluted)	50,024	50,397	49,993	50,356

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in seven sections:

•       Executive Overview

•       Results of Operations

•       Liquidity and Capital Resources

•       Off-Balance Sheet Arrangements and Contractual Obligations

•       Critical Accounting Estimates

•       New Accounting Pronouncements

•       Forward-Looking Factors

We believe MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Overview

FactSet is a leading provider of global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. Our applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

We combine more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in any of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Approximately 75% of our revenue is generated from our investment management clients, while the remaining revenue is primarily derived from investment banking clients.

Highlights in support of our strategic objectives in 2006 include:

Products:

•       Expanded product offerings and achieved record levels of usage from our clients.

•       Released IBCentral 2.0, an application designed for investment bankers.

•       Derivative Solutions Inc. (“DSI”) provided a more complete analytical solution for our clients, empowering them to use FactSet to analyze structural products and fixed income portfolios.

•       Served an entirely new user class with AlphaMetrics products linking institutional sales professionals and their portfolio management clients.

•       Increased acceptance of Marquee, our real-time news and quotes application.

•       Enhanced the Portfolio Analytics suite of products.

Employee Growth:

•       Employed 1,368 employees at August 31, 2006, an increase of 17% over the past twelve months.

•       Approximately one-third of our employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Acquisitions:

•       Acquired the AlphaMetrics business in September 2005 for aggregate consideration of $23.8 million, plus an additional $2.6 million based on the level of working capital of the business at closing. The AlphaMetrics business provides institutional clients with a suite of software tools for capturing, measuring and ranking the value of ideas provided by sell-side professionals, as well as those ideas generated internally by research staff. This acquisition is consistent with our strategy of developing tools to make client workflows more efficient.

•       Acquired europrospectus.com Limited (now known as FactSet Global Filings Limited, the “Global Filings business”) for $7.5 million in cash in February 2006. Global Filings provides access to equity, fixed income and derivatives prospectuses. The acquisition is consistent with our strategy of selectively creating and distributing our own financial information content in order to offer our clients best of breed content choices.

•       Successfully integrated DSI, AlphaMetrics and Global Filings business lines, all of which have extended our reach in the financial services industry.

Significant new accounting standards:

•       Effective September 1, 2005, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. These awards include employee stock options, common shares acquired under employee stock purchases and restricted stock. SFAS 123(R) supersedes our previous accounting under APB 25 for periods prior to September 1, 2005. We adopted the modified prospective transition method as provided by SFAS 123(R). Accordingly, the consolidated financial statement amounts for the prior periods have not been restated to reflect stock-based compensation expense. Stock-based compensation recognized under SFAS 123(R) during fiscal 2006 was $8.4 million. The table below reflects net income and diluted earnings per share for fiscal 2006 compared with the pro forma information for fiscal 2005 as follows (in thousands, except per share data):

	2006	Pro Forma 2005
Stock-based compensation	$8,391	$10,331
Tax impact of stock-based compensation	(2,410)	(3,135)
Stock-based compensation, net of tax	$5,981	$7,196
Net income, including stock-based compensation, net of tax	$82,916	$64,569
Diluted earnings per share, as reported	$1.64	$1.43
Diluted earnings per share, including the effect of stock-based compensation	$1.64	$1.29

Domestic Operations:

•       Increased U.S. revenues 21% to $277.2 million in fiscal 2006.

•       Revenues from domestic operations accounted for 72% and 73% of our consolidated revenues for fiscal 2006 and 2005.

International Operations:

•       Increased international revenues 32% to $110.2 million in fiscal 2006.

•       Revenues from international operations accounted for 28% and 27% of our consolidated revenues for fiscal 2006 and 2005.

•       Incurred incremental expenses of $2.7 million in connection with the office consolidation in London. The new headquarters for our European operations opened in June 2006.

Returning Value to Shareholders:

•       Authorized the repurchase of up to $50 million of our common stock on June 20, 2005.

•       Repurchased 320,900 shares at an average cost of $43.29 per share under the program in fiscal 2006.

•       Increased our quarterly dividend 20% from $0.05 to $0.06 per share in May 2006.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

	Years Ended August 31,
	2006	2005	Change	2005	2004	Change
	(in thousands, except per share data)
Revenues	$387,350	$312,644	23.9%	$312,644	$251,910	24.1%
Cost of services	121,352	91,801	32.2	91,801	74,191	23.7
Selling, general and administrative	144,710	111,822	29.4	111,822	90,116	24.1
Income from operations	121,288	109,021	11.3	109,021	87,603	24.4
Net income	82,916	71,765	15.5	71,765	58,017	23.7
Diluted earnings per common share	$1.64	$1.43	14.7%	$1.43	$1.15	24.3%
Diluted weighted average common shares	50,592	50,160		50,160	50,616

Revenues

	Years ended August 31,
	2006	2005	2004
	(in thousands)
Domestic	$277,182	$229,010	$200,944
% of revenues	71.6%	73.2%	79.8%
International	$110,168	$83,634	$50,966
% of revenues	28.4%	26.8%	20.2%
Consolidated	$387,350	$312,644	$251,910

Revenues—Revenues in fiscal 2006 increased 24% to $387.4 million from $312.6 million in fiscal 2005. The 24% increase in fiscal 2006 compared to the same period a year ago breaks down into 17% growth in the underlying organic business and 7% growth from acquisitions owned less than one year. Acquisitions over the last twelve months, including Global Filings, the AlphaMetrics business and DSI accounted for 7% or $20.6 million of the revenue growth in the fiscal 2006. Performance was driven by many product lines in all geographic regions. The pace of signing on new clients kept the revenue growth rate of our U.S. business over 21% and our international business at 32% in fiscal 2006. Our IB team was the catalyst behind adding over 3,000 users during fiscal 2006 and increased the appeal of our IB Central application. Applications such as Marquee, our suite of Portfolio Analysis services, deeper penetration within sell side firms and expanded content choices deepened users’ engagement with our products and caused clients, users and subscriptions to increase. Subscriptions to databases and applications to existing clients comprised approximately half of our revenue growth. New clients and users accounted for the remainder. We have deployed our capital to develop a diverse product suite that attracts and engages a global, institutional client base. Fiscal 2005 revenues increased 24% to $312.6 million from $251.9 million in 2004. The 24% increase in fiscal 2005 compared to same period a year ago breaks down into 15% growth in the underlying organic business and 9% growth from acquisitions owned less than one year. Acquisitions during fiscal 2005, including JCF, DSI and TrueCourse accounted for 9% or $23.9 million of the revenue growth in the fiscal 2005. The 15% organic revenue growth in fiscal 2005 was attributable to new client additions, further penetration into overseas markets, subscriptions to additional applications and databases by existing clients. Demand for the Portfolio Analytics suite of applications continues to rise. Our ability to service professionals with a global reach was also driven by new business. Higher demand for global content among clients reflects a market shift in asset allocation to non-US investments during the period.

Demand for our Portfolio Analytics applications rose during fiscal 2006. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. Approximately 475 clients consisting of 3,900 users subscribed to the PA 2.0 application as of August 31, 2006, an increase of about 50 clients and 600 users over the prior year.

Subscriptions—“Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At August 31, 2006, subscriptions were $422.6 million, up $74.8 million or 22% from the prior year total of $347.8 million. On a constant currency basis and excluding the acquisition of Global Filings and the AlphaMetrics business, subscriptions increased $65.5 million or 19% since August 31, 2005. Subscriptions from overseas operations increased from $92.1 million at August 31, 2005 to $125.6 million at August 31, 2006, representing 30% of the company-wide total. Subscription growth was strong, representing the power of our products and client service model. The average subscription per client was $237,000 at the end of 2006 compared to $220,000 and $258,000 at the close of fiscal years 2005 and 2004, respectively. Subscription growth in fiscal years 2006 and 2005 was due to the addition of net new clients, incremental subscriptions to our services by existing clients and increased users. Subscriptions at the end of fiscal 2005 were $347.8 million, up 27.5% from the prior year total of $272.9 million. The acquisitions JCF and DSI added $35.0 million of incremental subscriptions during fiscal 2005. On a constant currency basis and excluding the acquisition of JCF and DSI, subscriptions increased $39.9 million or 15% since August 31, 2004.

Clients and Users—At August 31, 2006, client count was 1,785, an increase of 209 clients or 13% over the prior 12 months. Included in this rise was the net addition of 25 clients from the acquisitions of AlphaMetrics and Global Filings. In fiscal 2005, clients rose by 115 on a net basis. Including clients added by acquisitions, client count increased by 517 on a net basis in fiscal 2005. During fiscal 2005, the DSI and JCF acquisitions added 73 and 329 net new clients, respectively. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies.

There were approximately 29,800 users as of August 31, 2006, up 11% from 26,800 at the end of fiscal 2005. This count excludes professionals who subscribe exclusively to the AlphaMetrics web-based product. While there are many users, the price per user is materially lower than that of our DIRECTIONS platform.

In 2005, FactSet users increased to about 26,800, up 5,700 from the prior year. Fiscal 2005 user growth was the result of a further increase in users at our investment banking clients as well as additional passwords from the DSI and JCF acquisitions at the purchase date. The DSI and JCF acquisitions added about 400 and 2,000 users, respectively.

Our client retention rate remained at a rate in excess of 95% during each of the past three fiscal years. No individual client accounted for more than 3% of total subscriptions as of August 31, 2006. Subscriptions from the ten largest clients did not surpass 15% of total client subscriptions.

Revenues by Geographic Region—Revenues from the domestic business increased 21% to $277.2 million in fiscal 2006 compared to $229.0 million in the same period a year ago. Domestic revenues, excluding the DSI acquisition, grew 16%. Revenues from domestic operations increased 14% in fiscal 2005 as compared to $200.9 million in fiscal 2004.

International revenues in fiscal 2006 were $110.2 million, an increase of 32% from $83.6 million in the prior year period. On a constant currency basis and excluding the acquisition of Global Filings and AlphaMetrics, revenue growth from international operations advanced 22% for the year ended August 31, 2006 compared to a year ago. European revenues advanced 32% to $90.2 million from $68.3 million. Asia Pacific revenues grew to $20.0 million, up 31% from $15.3 million the same period a year ago. Revenues from international operations accounted for 28% and 27% of our consolidated revenues for fiscal 2006 and 2005, respectively. International revenues in fiscal 2005 were up 64% from fiscal 2004 international revenues of $51.0 million.

Currency Impact—Effective September 1, 2005, our wholly owned subsidiaries within the European segment no longer operate as branch offices and operate under a functional currency different from that of the rest of the Company. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets and liabilities of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Prior to September 1, 2005, the functional currency of our wholly owned subsidiaries, excluding JCF, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income.

Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Eurodollar, British Pound Sterling and the Japanese Yen. During fiscal 2006, our expenses incurred in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $13.3 million. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

A portion of our non-U.S. clients are billed in local currencies such as the Eurodollar, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. The effect of currency movements on our fiscal 2006 revenue was immaterial.

Operating Expenses

	Years Ended August 31,
	2006	2005	2004
	(in thousands)
Cost of services	$121,352	$91,801	$74,191
Selling, general and administrative	144,710	111,822	90,116
Total operating expenses	$266,062	$203,623	$164,307
Operating Margin	31.3%	34.9%	34.8%

Cost of Services

Cost of services advanced 32% to $121.4 million in fiscal 2006 from $91.8 million in fiscal 2005. Cost of services increased 24% in fiscal 2005 to $91.8 million from $74.2 million in fiscal 2004. The rise in cost of services in fiscal 2006 was driven by increases in employee compensation, amortization of intangible assets, data costs, and the first time inclusion of stock-based compensation, partially offset by lower depreciation of computer related equipment as a percentage of revenues. The main drivers of the 2005 growth were the first time inclusion of expenses from the JCF acquisition, increases in employee compensation, data costs and amortization of intangible assets, partially offset by lower client-related communication costs and depreciation on computer related equipment.

Employee compensation and benefits for our software engineering and consulting departments advanced $13.0 million in 2006 and $7.6 million in 2005. Employee additions, including those acquired in connection with the acquisitions of DSI, Global Filings, the AlphaMetrics business, and JCF, as well as normal merit increases primarily pushed up employee compensation in both years. Data costs grew $8.3 million and $9.0 million during fiscal 2006 and 2005, respectively, versus the prior year periods. The increased data expenses were largely due to incremental content costs associated with royalty payments to data content suppliers from additional client subscriptions, higher levels of proprietary content collection and new costs from acquisitions included for the first time. Amortization of intangibles assets advanced $4.0 million in fiscal 2006 and $3.1 million in 2005 due to our acquisitions of Global Filings, the AlphaMetrics business, DSI, TrueCourse, JCF and CallStreet in the past two years. Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to an increase in cost of services of $2.7 million.

A reduction in depreciation on computer related equipment as a percentage of revenues partially offset these component increases of cost of services. Depreciation on computer-related equipment as a percentage of revenues declined 30 basis points in fiscal 2006 and 130 basis points in fiscal 2005, due to efforts by our engineers to optimize software to improve computational capacity and lower industry pricing, partially offset by higher levels of client usage. We also benefited from lower prices from our computer hardware suppliers, as that industry’s trends toward faster and less expensive computers continued to move in our favor. A similar trend in the telecommunications industry during 2005 allowed us to control communications costs as well. Client-related communication costs as a percentage of revenues decreased 84 basis points in 2005 due to lower industry pricing, partially offset by higher bandwidth requirements.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses advanced 29% to $144.7 million in fiscal 2006 from $111.8 million in fiscal 2005. SG&A rose 24% in 2005 from $90.1 million during fiscal 2004. The rise in SG&A in fiscal 2006 was driven by the first time inclusion of stock-based compensation, higher occupancy costs in London and Tokyo and increases in employee compensation, travel costs, miscellaneous expenses, and amortization of leasehold improvements, partially offset by lower professional fees. SG&A grew in fiscal 2005 due to higher employee compensation, increased travel expenses, greater rent and amortization of leasehold improvements and additional professional fees, partially offset by lower miscellaneous fees.

Employee compensation and benefits expanded $15.9 million during fiscal 2006 and $15.5 million in 2005. The increase can be primarily attributed to more employees classified as SG&A over the past twelve months, additional employee headcount as the result of acquisitions, and merit increases in compensation. Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to an incremental cost to SG&A of $5.7 million during 2006. Occupancy costs advanced $4.5 million in fiscal 2006 as compared to the same period a year ago. We consolidated our four London-based offices into one new location, which resulted in $2.7 million of incremental expenses from a redundancy of leased office space during fiscal 2006. Our new European headquarters located in London opened on June 19, 2006 and is fully operational. In fiscal 2005, rent expense and amortization of leasehold improvements increased $3.5 million primarily due to the opening of our Norwalk headquarters in August 2004. Increases in the number of professionals traveling to service our expanded client base produced incremental travel expenses of $2.0 million and $2.9 million in fiscal 2006 and 2005, respectively.

Partially offsetting these component increases of SG&A was a reduction in professional fees in 2006 of $0.3 million compared to the same period a year ago. Professional fees increased $1.9 million in fiscal 2005 compared to 2004 due to increases in legal fees, tax planning and other consulting fees. Miscellaneous expenses decreased $3.4 million in fiscal 2005 due to the reduction of certain non-income tax accruals after formal discussions with local tax authorities and favorable currency movements.

Employee count at August 31, 2006 was 1,368, up 17% from a year ago. The percentage increase in employee headcount breaks down into 15% from organic growth and 2% from acquisitions over the last twelve months. Our total sales force grew approximately at the rate of revenues.

Income from Operations and Operating Margin

Operating income advanced 11% to $121.3 million in fiscal 2006 while increasing 24% to $109.0 million in 2005 from $87.6 million in 2004. Our operating margins in fiscal years 2006, 2005 and 2004 were 31.3%, 34.9% and 34.8%, respectively. The operating margin decrease in 2006 as compared to 2005 is primarily due to $8.4 million of stock-based compensation expense recognized for the first time during fiscal 2006 and $2.7 million of incremental expenses incurred in the London office move. Operating margin expansion in 2005 resulted from lower depreciation on computer-related equipment, reduced communication costs and decreased miscellaneous fees, partially offset by increases in employee compensation, data costs and amortization of intangible assets as a percentage of revenues.

Other Income, Income Taxes, Net Income and Earnings per Share

	Years Ended August 31,
	2006	2005	2004
	(in thousands, except per share data)
Other income	$4,744	$1,142	$1,772
Provision for income taxes	$43,116	$38,398	$31,358
Net income	$82,916	$71,765	$58,017
Diluted earnings per common share	$1.64	$1.43	$1.15
Effective Tax Rate	34.2%	34.9%	35.1%

Other Income

During fiscal 2006, other income increased $3.6 million as compared to fiscal 2005 primarily due to higher cash balances, the rise in interest rates and the completion of the sale of our only piece of Company-owned real estate. The sale of our Company-owned real estate resulted in a pre-tax gain of $1.3 million or $0.02 per share during the first quarter of fiscal 2006. The gain was included in other income and had no impact on operating income for the year. Interest income improved during fiscal 2006 as compared to the prior year due to higher cash and investment balances, rising interest rates and shifting available cash from managed accounts to short term money market instruments. Other income decreased $0.6 million in 2005 as compared to 2004 due to lower average cash and investment balances during fiscal 2005.

Income Taxes

For fiscal 2006, the provision for income taxes increased 12% to $43.1 million, up from $38.4 million in the comparable prior year period. Our effective tax rate for the full fiscal 2006 year was 34.2% versus 34.9% for the prior year. Our effective tax rate for fiscal 2006 of 34.2% included $2.9 million in income tax benefits primarily from the conclusion of an audit of the Company’s U.S. federal income tax returns and final settlement of previously filed tax returns. Based on the results of the IRS examination of the Company’s tax returns for the 2003 and 2004 tax years, the Company decreased previously recorded tax reserves by $1.4 million and decreased income tax expense by a corresponding amount during the fourth quarter of fiscal 2006. The decrease in the effective tax rate was partially offset by our inability to recognize a full year of U.S. research and development tax credits due to the expiration of the credit effective on December 31, 2005. An income tax benefit of $1.9 million was recognized in the year ago period due to the closure of previously filed tax returns. The fiscal 2004 effective tax rate was 35.1% which included the effect of a $1.5 million income tax benefit from the final settlement of prior year tax returns and additional federal and state tax planning. Excluding the respective tax benefits in all three fiscal years presented, the effective tax rates were: 36.5% in fiscal 2006; 36.6% in fiscal 2005; and 36.8% in fiscal 2004.

During fiscal 2006, we filed an application for change in accounting method with the IRS as a result of IRS Revenue Procedure 2004-34, allowing advanced cash collections to be recognized as income in the same period such revenue is recorded for GAAP purposes. This resulted in a $3.4 million reduction to current deferred tax assets and taxes payable.

The American Jobs Creation Act of 2004 and the Working Families Tax Relief Act of 2004 were both enacted in October 2004. These laws contain provisions which could potentially impact our effective tax rate. These items include the repeal of the Extraterritorial Income Exclusion and the enactment of a Domestic Manufacturing Deduction. Based on our evaluation performed in fiscal 2006, the impact of these laws on our effective tax rate for the year ended August 31, 2006 was immaterial.

Net Income and Earnings per Share

Net income rose 16% to $82.9 million and diluted earnings per common share increased 15% to $1.64 in fiscal 2006 compared to the year ago period. Fiscal 2005 net income rose 24% to $71.8 million and diluted earnings per share advanced 24% to $1.43 compared to fiscal 2004.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Years Ended August 31,
	2006	2005	2004
Cash and cash equivalents	$126,549	$59,457	$78,580
Net cash provided by operating activities	120,822	94,346	82,462
Net cash (used in) provided by investing activities	(49,121)	(111,126)	54,400
Net cash used in financing activities	(4,053)	(2,123)	(109,408)
Capital expenditures	23,689	21,935	37,838
Income tax benefits from stock option exercises	5,614	6,987	1,317
Free cash flow(1)	$97,133	$65,424	$43,307

(1)                We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. Free cash flow is not intended as an alternative measure of cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles in the United States. We use this financial measure, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. Management believes that this financial measure and the information we provide are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals and is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $126.5 million or 28% of our total assets at August 31, 2006, compared with $59.5 million or 17% of our total assets at August 31, 2005. Our cash and cash equivalents increased $67.1 million since August 31, 2005 as a result of cash provided by operations of $120.8 million, proceeds of $2.9 million generated from the sale of Company-owned real estate and cash inflows of $16.6 million from the exercise of employee stock options. Partially offsetting these cash inflows were cash outflows of $28.3 million for the acquisitions of Global Filings and the AlphaMetrics business on

February 17, 2006 and September 1, 2005, respectively, $16.3 million related to stock repurchases, dividends paid of $10.0 million and capital expenditures of $23.7 million.

We historically pay variable employee compensation related to the previous fiscal year in the first quarter. This cash outlay is anticipated to be approximately $20 million in the first quarter of fiscal 2007. We have included the payout in accrued compensation and represented it as a liability on our balance sheet at August 31, 2006.

All our operating and capital expense requirements were financed entirely from cash generated from our operations.

Cash generated by operating activities during fiscal 2006 increased $26.5 million or 28% since fiscal 2005 as a result of incremental net income of $11.2 million, incremental non-cash charges of $11.8 million from depreciation, amortization, stock-based compensation and deferred taxes, a gain of $1.3 million generated from the sale of Company-owned real estate, a $1.3 million increase in accounts payable and accrued expenses and increases in taxes payable by $7.0 million, partially offset by a $7.0 million decrease in income tax benefits from stock option exercises as a result of the presentation reclassification from operations to financing upon the adoption of SFAS 123(R). In 2005, cash flows from operating activities increased $11.9 million or 14.4% as a result of a larger amount of net income, a reduction in our days’ sales outstanding and higher income tax benefits from stock option exercises, partially offset by a decrease in accounts payable and accrued expenses and current taxes payable.

Net cash used in investing activities decreased $62.0 million in fiscal 2006 as compared to fiscal 2005 due to the significant decrease in cash outflows for acquisitions of businesses. In fiscal 2005, we spent $92.2 million in cash and cash equivalents to purchase the JCF, DSI and TrueCourse businesses. In fiscal 2006, we spent $28.3 million in cash to acquire the AlphaMetrics and Global Filings businesses. Net cash used in financing activities during fiscal 2006 was consistent with fiscal 2005. During fiscal 2006, we repurchased 320,900 shares at an average cost of $43.29 per share under the share repurchase program leaving $36.1 million authorized for future share repurchases.

Capital Resources

Capital Expenditures

Capital expenditures for fiscal 2006 totaled $23.7 million, up from $21.9 million in the same period a year ago. The increase was driven by higher levels of leasehold improvements and furniture and fixtures from the build out of the new London headquarters for our European operations, incremental data center computer equipment purchases in addition to office expansions during fiscal 2006. Capital expenditures are expected to total approximately $29 million to $35 million for fiscal 2007. Approximately 55% of these capital expenditures should relate to computer-related equipment and the remainder for the expansion of various office locations.

Capital expenditures totaled $21.9 million in fiscal 2005, which included $9.2 million in computer-related equipment and $12.7 million in furniture and fixtures and leasehold improvements. Significant capital additions in fiscal 2005 included three new mainframes and the completion of our new headquarters facility in Norwalk.

Capital Needs

On September 1, 2005, the Company issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among the Company, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash consideration. The noteholder has the option to require the Company to repay all or any part of the note as of March 1, 2006, or any subsequent interest payment date.

We currently have no other outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2006, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.0 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2006. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

The following table summarizes our significant contractual obligations as of August 31, 2006, and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods.

	Payments due by period
	2007	2008-2009	2010-2011	2012 and thereafter	Total
	(in thousands)
Long-term debt	$—	$—	$—	$—	$—
Note payable(1)	1,840	—	—	—	1,840
Capital purchase obligations(2)	—	—	—	—	—
Operating leases	8,681	19,238	21,485	65,032	114,436
Purchase obligations(3)	15,324	6,129	2,027	150	23,630
Other long-term liabilities	—	—	—	—	—
Total contractual obligations	$25,845	$25,367	$23,512	$65,182	$139,906

(1)                 Note payable represents our contractual obligation created from the acquisition of the AlphaMetrics business on September 1, 2005. The note was issued in lieu of a seller’s cash entitlement and allows the noteholder the option to require us to repay all or any part of the note as of March 1, 2006 or any subsequent interest payment date.

(2)                 Capital purchase obligations represent contractual obligations for construction or acquisitions of fixed assets. These obligations are not recorded as liabilities on our Consolidated Statement of Financial Condition as we have not yet received the related goods or taken title to the property.

(3)                 Purchase obligations represents payment due in future periods in respect of commitments to purchase goods and services such as telecommunication and computer maintenance services as well as commitments to our various data vendors.

Purchase orders do not necessarily reflect a binding commitment but are merely indicative of authorizations and intention to conclude purchases in the future. For the purpose of this tabular disclosure, purchase obligations for goods and services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. It is expected that all the contractual obligations noted in the table will be funded from existing cash and cash flows from operations.

Any contractual obligations contingent upon the achievement of certain milestones are excluded from the table above. Specifically related to the AlphaMetrics acquisition, contingent consideration will be payable if certain revenue targets are met during the twelve-month period ending October 31, 2006. In relation to the JCF transaction, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the period September 1, 2004 through May 31, 2007. As of August 31, 2006, no targets have been attained or projected to be achieved, and as such, no amount of contingent consideration has been accrued for at August 31, 2006.

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

Share Repurchases

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. During fiscal 2006, we repurchased 320,900 shares at an average cost of $43.29 per share under the program. At August 31, 2006, $36.1 million remains authorized for future share repurchases. In addition, 64,935 shares were repurchased during fiscal 2006 representing common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

During fiscal 2005, FactSet repurchased 342,500 shares at an average cost of $27.71 per share. As a result, the Company completed the stock repurchase program authorized by the Board of Directors on July 16, 2002. Under the program, FactSet repurchased 1,500,000 shares at an average cost of $20.03 per share. The remaining repurchases during fiscal 2005 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan.

On August 1, 2005, the Company issued 305,748 common shares as part of the consideration in the acquisition of DSI. On January 4, 2005, the Company issued 44,613 common shares as part of the consideration in the acquisition of TrueCourse. On September 1, 2004, the Company issued 385,601 common shares as part of the consideration in the acquisition of the JCF Group of Companies.

In January 2004, the Company purchased 3,000,000 shares of its common stock from one of its co-founders, Howard E. Wille at a price per share of $23.05. In March 2004, the Company purchased 1,500,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $25.41. The Board of Directors approved both purchases of common stock from its co-founders prior to the execution of those purchases. The total cash expended for the two common stock purchases was $107.3 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of August 31, 2006.

Critical Accounting Estimates

We consider an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Receivable Reserves

Our client base has generally been of a high quality and, as such, we have not historically experienced a high level of credit-related write-offs. Aged client receivables are analyzed each month and our collection efforts are directed accordingly. We take historical company information, industry trends and general market conditions into account in estimating reserves, and apply a percentage to the month-end client receivable balance. Additionally, we also include amounts relating to the estimated cancellations and billing adjustments in our receivable reserves. In accordance with this policy, our receivable reserve was $1.2 million and $1.1 million as of August 31, 2006 and 2005, respectively. Actual cancellations and billing adjustments could differ from those estimated amounts and could have an impact on the financial statements of higher or lower expense. A 10% change in actual cancellations and billing adjustments during fiscal 2006 and 2005 would have affected our receivable reserves by approximately $0.1 million in both years.

Valuation of Goodwill

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. We performed our annual goodwill impairment test during the fourth quarter of each of fiscal years 2005, 2004 and 2003 and determined that there had been no impairment. In the fourth quarter of fiscal 2006, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment. The carrying value of goodwill as of August 31, 2006, was $141.4 million.

We determine fair value using the discounted cash flows model. This analysis contains uncertainties because it requires management to make assumptions and to apply judgment to estimate industry economic factors including market conditions, legal and technological factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired, which could result in an impairment loss in our Consolidated Statement of Operations and a write-down of the related asset.

Long-lived Assets

Long-lived assets, comprised of property, equipment, leasehold improvements and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2006, was $102.9 million.

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.

We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions used in estimating future cash flows and asset fair values, we may be exposed to losses that could be material.

Tax Contingencies

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. In evaluating the exposures associated with our various tax filing positions, we record reserves for probable exposures. A number of years may elapse before a particular matter, for which we have established a reserve, is audited and fully resolved or clarified. We adjust our tax contingencies reserve and income tax provision in the period in which actual results of a settlement with tax authorities differs from our established reserve, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Our tax contingencies reserve contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new offices, the level of earnings and the results of tax audits.

Although management believes that the judgments and estimates discussed in this report are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require use of our cash and result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would be recognized as a reduction in our effective income tax rate in the period of resolution.

Accrued Compensation

In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued compensation. A significant percentage of our employee incentive compensation programs are discretionary. A final review of departmental individual performance is conducted each year end to determine the ultimate amount of discretionary bonus pools. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. Accrued compensation recorded in the Consolidated Statement of Financial Condition as of August 31, 2006, was $19.3 million.

Stock-Based Compensation

We have a stock-based compensation plan, which includes qualified and non-qualified stock options and non-vested share awards, and an employee stock purchase plan. See Note 2 and Note 13 to our Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. Non-qualified stock option awards granted prior to March 1, 2005 were valued using a Black-Scholes model. Non-qualified stock option awards granted subsequent to March 1, 2005 were valued using a lattice-binomial model. We determine the fair value of our performance-based non-

vested share awards at the date of grant using a lattice model and the closing market price of our stock. Management reviews its assumptions and the valuations provided by independent third-party valuation advisors to determine the fair value of stock-based compensation awards.

Option-pricing models require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future employee turnover rates and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

On August 14, 2006, we granted 1,539,472 stock-based awards, of which 924,989 were performance-based stock options. The aggregate fair value of the performance-based stock options at the date of grant was $13.0 million and will be expensed over their vesting period of five years. Performance-based stock options require management to make assumptions regarding the likelihood of achieving company performance goals. The number of performance-based options that ultimately vest is based on achieving certain financial performance levels during fiscal years 2007 and 2008. Dependent on the financial performance levels attained, 0%, 20%, 60% or 100% of the performance-based stock options will ultimately vest to the grantees of those stock options. At August 31, 2006 we have estimated that 20% or 184,998 of the performance-based stock options should vest. This results in stock-based compensation expense of $2.6 million to be recognized by us over the next five years. A change in the actual financial performance levels achieved by the Company could result in a change in our current estimate of the vesting percentage and related expense. Any change in our estimates would not have been material to the consolidated financial statements for the fiscal year ending August 31, 2006.

New Accounting Pronouncements

In September 2005, FASB issued FASB Staff Position (“FSP”) SFAS No. 123(R)-1, Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), to defer the requirement of SFAS 123(R) that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by us are all dependent on the recipient being an employee. Therefore, this FSP currently does not have an impact on our consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS 123(R).

In October 2005, the FASB issued FSP SFAS No. 123(R)-2, Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), to provide guidance on determining the grant date for an award as defined in SFAS 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We have applied the principles set forth in this FSP upon its adoption of SFAS 123(R).

In November 2005, the FASB issued FSP SFAS No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, to provide an alternate transition method for the implementation of SFAS 123(R). Because some entities do not have, and may not be able to re-

create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS 123(R) for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the APIC pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). We have applied the alternative transition method set forth in this FSP upon its adoption of SFAS 123(R).

In February 2006, the FASB issued FSP SFAS No. 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event, to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS 123(R). The Company’s employee stock option plans have no cash settlement provisions. Therefore, this FSP currently does not have an impact on our consolidated financial statements or its measurement of stock-based compensation in accordance with SFAS 123(R).

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the requirements of FIN 48 and have not yet determined if the adoption of FIN 48 will have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of SFAS 157 on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not believe SAB 108 will have a material impact on our consolidated financial statements.

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Management’s Discussion and Analysis and other parts of this report contain forward-looking statements that are based on management’s current expectations, estimates and projections. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “subscriptions,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1 Item 1A, Risk Factors of  this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report to reflect actual results or future events or circumstances.

Dividend Payment

On August 18, 2006, we announced a regular quarterly dividend of $0.06 per share. The cash dividend was paid on September 19, 2006, to common stockholders of record on August 31, 2006.

Business Outlook

The following forward-looking statements reflect our expectations as of November 10, 2006. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2007 Expectations

•       Revenues are expected to range between $106 million and $109 million.

•       Operating margins are expected to range between 31.5% and 33.5%, including the impact from SFAS 123(R). The first quarter of fiscal 2007 will be the first quarter in which the effect of SFAS 123(R) is presented in both periods. Our operating margin guidance includes SFAS 123(R). The increase in the range reflects the end of incremental expenses related to London office space.

•       The effective tax rate is expected to range between 36.0% and 36.8%.

Full Year Fiscal 2007

•       Capital expenditures should total approximately $29 million to $35 million. The midpoint of the range is 7.6% of subscriptions at August 31, 2006 and is consistent with our average over the past five years. Capital expenditures will be allocated approximately 55% to computer equipment and the remainder to office expansion.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, NASDAQ Composite®, and MSCI EAFE Index) have experienced significant volatility during the past five years. Continued volatility in general economic and market conditions is still possible in the near future. External factors such as the threat of terrorist activities or volatile energy prices could undermine the general economic environment. A decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. Continued investigations into the investment management industry by various regulatory bodies could have an adverse effect on our business. A policy of persistent interest rate increases adopted by the Federal Reserve Bank, continued inflationary pressures or both could derail the current economic environment and adversely affect the operations of our clients. In addition, changes to regulations regarding soft dollar payments could have a negative impact on our operations.

The fair market value of our investment portfolio at August 31, 2006 was $16.6 million. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment portfolio. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Forward-Looking Factors,” which are incorporated herein by reference.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

We have completed integrated audits of FactSet Research Systems Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of August 31, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for share-based payment awards, effective September 1, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of August 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
October 24, 2006

Consolidated Statements of Income
(In thousands, except per share data)

	Years Ended August 31,
	2006	2005	2004
Revenues	$387,350	$312,644	$251,910
Cost of services (includes stock-based compensation (“SBC”) of $2,651 for the twelve months ended August 31, 2006. SBC was $0 in the prior periods ended August 31, 2005 and 2004, respectively.)	121,352	91,801	74,191
Selling, general and administrative (includes SBC of $5,740 for the twelve months ended August 31, 2006. SBC was $0 in the prior periods ended August 31, 2005 and 2004, respectively.)	144,710	111,822	90,116
Total operating expenses	266,062	203,623	164,307
Income from operations	121,288	109,021	87,603
Other income	4,744	1,142	1,772
Income before income taxes	126,032	110,163	89,375
Provision for income taxes	43,116	38,398	31,358
Net income (includes SBC, net of tax of $5,981 for year ended August 31, 2006, respectively. SBC was $0 in the prior periods ended August 31, 2005 and 2004, respectively.)	$82,916	$71,765	$58,017
Basic earnings per common share	$1.70	$1.50	$1.20
Diluted earnings per common share	$1.64	$1.43	$1.15
Weighted average common shares (Basic)	48,688	47,904	48,408
Weighted average common shares (Diluted)	50,592	50,160	50,616

The accompanying notes are an integral part of these consolidated financial statements. The Company adopted SFAS 123(R) on September 1, 2005. Historical periods were not retroactively adjusted to include stock-based compensation expense under SFAS 123(R). See Note 12 to the consolidated financial statements for additional information.

Consolidated Statements of Financial Condition
(In thousands, except share data)

Assets

	At August 31,
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$126,549	$59,457
Investments	16,641	16,566
Receivables from clients and clearing brokers, net of reserves of $1,162 and $1,070 at August 31, 2006 and 2005, respectively	59,190	54,029
Deferred taxes	1,600	5,277
Other current assets	3,000	3,819
Total current assets	206,980	139,148
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	145,359	125,511
Less accumulated depreciation and amortization	(85,547)	(73,152)
Property, equipment and leasehold improvements, net	59,812	52,359
Goodwill	141,354	110,793
Intangible assets, net	43,074	41,660
Deferred taxes	3,554	722
Other assets	2,454	2,847
TOTAL ASSETS	$457,228	$347,529

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition
(In thousands, except share data)

Liabilities and Stockholders’ Equity

	At August 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,110	$20,400
Accrued compensation	21,407	18,726
Deferred fees	25,322	17,835
Dividends payable	2,933	2,417
Taxes payable	9,689	4,307
Note payable	1,840	—
Total current liabilities	79,301	63,685
Non-Current Liabilities
Deferred taxes	8,536	6,657
Deferred rent and other non-current liabilities	10,703	9,079
TOTAL LIABILITIES	98,540	79,421
Commitments and contingencies (See Notes 11 and 16)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 55,395,289 and 54,460,668 shares issued; 48,889,483 and 48,340,697 shares outstanding at August 31, 2006 and 2005, respectively	554	545
Capital in excess of par value	130,033	98,989
Treasury stock, at cost: 6,505,806 and 6,119,971 shares at August 31, 2006 and 2005, respectively	(153,073)	(136,820)
Retained earnings	377,846	305,636
Accumulated other comprehensive income (loss)	3,328	(242)
TOTAL STOCKHOLDERS’ EQUITY	358,688	268,108
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$457,228	$347,529

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended August 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,916	$71,765	$58,017
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,256	18,318	14,658
Stock-based compensation expense	8,391	—	—
Deferred income taxes	505	3,029	(693)
Gain on sale of Company-owned real estate	(1,342)	—	—
Gain on sale of equipment	—	—	(316)
Accrued ESOP contribution	—	—	2,240
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	(4,008)	(2,984)	(10,163)
Accounts payable and accrued expenses	(2,997)	(4,284)	6,708
Accrued compensation	1,163	2,204	2,292
Deferred fees	6,032	20	(1,127)
Landlord contributions	548	965	6,092
Taxes payable	3,497	(3,482)	5,167
Other working capital accounts, net	1,861	1,808	(1,730)
Income tax benefits from stock option exercises	—	6,987	1,317
Net cash provided by operating activities	120,822	94,346	82,462
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(28,280)	(92,224)	(6,478)
Purchases of investments, net of proceeds from sales	(62)	3,033	98,716
Proceeds from sale of Company-owned real estate	2,910	—	—
Purchases of property, equipment and leasehold improvements	(23,689)	(21,935)	(37,838)
Net cash (used in) provided by investing activities	(49,121)	(111,126)	54,400
CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(10,043)	(8,837)	(7,736)
Repurchase of common stock	(16,253)	(13,509)	(110,513)
Proceeds from employee stock plans	16,629	20,223	8,841
Income tax benefits from stock option exercises	5,614	—	—
Net cash used in financing activities	(4,053)	(2,123)	(109,408)
Effect of exchange rate changes on cash and cash equivalents	(556)	(220)	—
Net increase (decrease) in cash and cash equivalents	67,092	(19,123)	27,454
Cash and cash equivalents at beginning of year	59,457	78,580	51,126
Cash and cash equivalents at end of year	$126,549	$59,457	$78,580
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$31,458	$31,932	$27,884
Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$2,933	$2,417	$2,182

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Years Ended August 31,
	2006	2005	2004
COMMON STOCK
Balance, beginning of year	$545	$528	$519
Common stock issued for employee stock plans (See Note 13)	9	17	9
Balance, end of year	554	545	528
CAPITAL IN EXCESS OF PAR VALUE
Balance, beginning of year	98,989	60,244	47,240
Common stock issued for employee stock plans	24,779	24,674	11,687
Common stock issued for acquisition of businesses	—	8,890	—
Income tax benefits from stock option exercises	5,614	6,987	1,317
Restricted stock grants	—	(1,844)	—
Deferred compensation amortization	651	38	—
Balance, end of year	130,033	98,989	60,244
TREASURY STOCK
Balance, beginning of year	(136,820)	(139,504)	(28,991)
Common stock issued for acquisition of businesses	—	16,193	—
Repurchase of common stock (See Notes 3 and 13)	(16,253)	(13,509)	(110,513)
Balance, end of year	(153,073)	(136,820)	(139,504)
RETAINED EARNINGS
Balance, beginning of year	305,636	243,324	193,611
Net income	82,916	71,765	58,017
Dividends	(10,706)	(9,453)	(8,304)
Balance, end of year	377,846	305,636	243,324
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	(242)	(46)	(150)
Foreign currency translation adjustment	3,557	(272)	—
Changes in unrealized gains on investments, net of income taxes	13	76	104
Balance, end of year	3,328	(242)	(46)
TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	268,108	164,546	212,229
Common stock issued for employee stock plans	24,788	24,691	11,696
Common stock issued for acquisition of businesses	—	25,083	—
Repurchase of common stock	(16,253)	(13,509)	(110,513)
Restricted stock grants	—	(1,844)	—
Deferred compensation amortization	651	38	—
Changes in unrealized gains on investments, net of income taxes	13	76	104
Foreign currency translation adjustment	3,557	(272)	—
Income tax benefits from stock option exercises	5,614	6,987	1,317
Net income	82,916	71,765	58,017
Dividends	(10,706)	(9,453)	(8,304)
Balance, end of year	$358,688	$268,108	$164,546
COMPREHENSIVE INCOME
Net income	$82,916	$71,765	$58,017
Changes in unrealized gains on investments, net of income taxes	13	76	104
Foreign currency translation adjustment	3,557	(272)	—
Comprehensive Income	$85,486	$71,569	$58,121

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1.                 ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) supplies financial intelligence to the global investment community. FactSet applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets across the globe into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in FactSet applications. FactSet is also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint and allows for the creation of extensive custom reports.

FactSet revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request cash be transmitted to FactSet to pay for its services.

At August 31, 2006, the Company leased office space domestically in Norwalk, Connecticut; Boston, Massachusetts; four locations in New York, New York; two locations in Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Newark, New Jersey; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

2.                 ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

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

Revenue Recognition

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly, in arrears, to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision is estimated for billing adjustments and cancellations of service related to prior periods. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

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

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net. As of August 31, 2006, the amount of receivables from clients and clearing broker, net that was unbilled totaled $32.9 million. Since the Company invoices its clients monthly in arrears, the $32.9 million unbilled as of August 31, 2006 was billed at the beginning of September 2006. Amounts that have been received through commissions on securities transactions or through cash payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical Company information, industry trends and general market conditions. As of August 31, 2006 and 2005, the receivable reserve was $1.2 million and $1.1 million, respectively.

Cost of Services

Cost of services is composed of cash and stock-based compensation and benefits for the software engineering and consulting groups, data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and client-related communication costs.

Selling, General and Administrative

Selling, general and administrative expense include cash and stock-based compensation and benefits for the sales, product development and various other support departments, travel and entertainment expenses, promotional costs, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other expenses.

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

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. Alpha mainframes purchased after April 2006 are depreciated on a straight-line basis over estimated useful lives of two years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses. Goodwill resulting from the acquisitions of Insyte, LionShares, Mergerstat, CallStreet, JCF, AlphaMetrics and Global Filings are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2006, 2005 and 2004, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2006, 2005 and 2004 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company’s uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2006, 2005 and 2004 and determined that there had been no impairment.

Intangible Assets

Intangible assets primarily consist of customer relationships, acquired technology, trade names, non-compete agreements, and certain acquired content databases resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There has been no impairment of intangible assets as of August 31, 2006 and 2005, respectively.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally two years or less. During fiscal 2006 the Company capitalized $0.3 million of internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only. There were no internal employee compensation costs capitalized as of August 31, 2005.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to SFAS 86 are expensed as incurred. As of August 31, 2006 and 2005, there were no software development costs capitalized in accordance with SFAS 86.

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

On September 1, 2005, the Company adopted SFAS 123(R). The Company has elected the transition method provided in SFAS 123(R) for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The transition method establishes the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and determines the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

A portion of the Company’s non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on total reported revenues. During fiscal 2006, the Company’s expenses recorded in non-dollar denominated currencies exceeded its revenues billed in non-dollar denominated currencies by approximately $13.3 million. Historically, the impact of foreign currency fluctuations on the Company’s results of operations has not been material. The Company does not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of September 1, 2005, the first day of the Company’s 2006 fiscal year. The Company’s consolidated financial statements for the fiscal year ended August 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended August 31, 2006 was $8.4 million. There was no stock-based compensation expense recognized during the 2005 and 2004 fiscal years.

Stock Option Awards

The Company estimates the fair value of awards on the date of grant using an option-pricing model. Non-performance based options expire either seven or ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Performance based options expire seven years from the date of grant and, in addition to the related performance conditions, vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date, and remain exercisable until expiration or cancellation. Performance-based options require management to make assumptions regarding the likelihood of achieving company performance goals. The number of performance-based options that ultimately vest will be predicated on the Company achieving certain financial performance levels for fiscal years 2007 and 2008. Dependent on the financial performance levels attained by FactSet during fiscal years 2007 and 2008, 0%, 20%, 60% or 100% of the performance-based stock options will ultimately vest to the grantees of those stock options. Based on the Company’s current business outlook for fiscal years 2007 and 2008, 20% of the performance-based stock options are estimated to vest.

Upon adoption of SFAS 123(R), the Company elected to use the straight-line attribution method for all awards with graded vesting features and service conditions only. It was the Company’s policy decision upon the adoption of SFAS 123(R) and is applied consistently for all awards with similar features granted or modified after the date of adoption. Under this method, the amount of compensation cost that is recognized on any date is at least equal to the vested portion of the award on that date. In accordance with footnote 85 of SFAS 123(R), for all stock-based awards with performance conditions, the graded vesting attribution method is used by the Company to determine the monthly stock-based compensation expense over the applicable vesting periods.

Stock-based compensation expense recognized is based on the value of share awards that are scheduled to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income during fiscal 2006 included compensation expense for stock options and restricted stock not vested as of September 1, 2005. Compensation expense was calculated using the grant date fair value estimated under the pro forma provisions of SFAS 123 and provisions of SFAS 123(R) for awards issued subsequent to August 31, 2005. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Commencing with the third quarter of fiscal 2005, the Company transitioned from the Black-Scholes option-pricing model to a lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new stock option grants. Management believes the binomial model provides a more refined estimate of the fair value of the Company’s employee stock options. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates and actual employee stock option exercise behaviors.

Restricted Stock Awards

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. Restricted stock grants are amortized to expense over the vesting period using the straight-line method. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded as a reduction to capital in excess of par value in stockholders’ equity and is being amortized ratably to stock-based compensation expense over the vesting period of four years. There were no restricted stock grants in fiscal 2006.

New Accounting Pronouncements

In September 2005, FASB issued FSP No. SFAS 123(R)-1 to defer the requirement of SFAS 123(R) that a freestanding financial instrument originally subject to SFAS 123(R) becomes subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity. The rights under stock-based payment awards issued to employees by the Company are all dependent on the recipient being an employee of the Company. Therefore, this FSP currently does not have an impact on the Company’s consolidated financial statements and its measurement of stock-based compensation in accordance with SFAS 123(R).

In October 2005, the FASB issued FSP No. SFAS 123(R)-2 to provide guidance on determining the grant date for an award as defined in SFAS 123(R). This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The Company has applied the principles set forth in this FSP upon its adoption of SFAS 123(R).

In November 2005, the FASB issued FSP No. SFAS 123(R)-3 to provide an alternate transition method for the implementation of SFAS 123(R). Because some entities do not have, and may not be able to re-create, information about the net excess tax benefits that would have qualified as such had those entities adopted SFAS 123(R) for recognition purposes, this FSP provides an elective alternative transition method. That method comprises (a) a computational component that establishes a beginning balance of the APIC pool related to employee compensation and (b) a simplified method to determine the subsequent impact on the APIC pool of employee awards that are fully vested and outstanding upon the adoption of SFAS 123(R). The Company has applied the alternative transition method set forth in this FSP upon its adoption of SFAS 123(R).

In February 2006, the FASB issued FSP No. SFAS 123(R)-4 to address the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of SFAS 123(R). The Company’s employee stock option plans have no cash settlement provisions. Therefore, this FSP currently does not have an impact on the Company’s consolidated financial statements or its measurement of stock-based compensation in accordance with SFAS 123(R).

In June 2006, the FASB issued FIN 48. This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and have not yet determined if the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued SAB 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

3.                 COMMON STOCK AND EARNINGS PER SHARE

On August 18, 2006, the Company announced a regular quarterly dividend of $0.06 per share. The cash dividend was paid on September 19, 2006, to common stockholders of record on August 31, 2006. Shares of common stock outstanding were as follows (in thousands):

	Years Ended August 31,
	2006	2005	2004
Balance, beginning of year	48,341	46,752	50,490
Common stock issued for employee stock plans (see Note 13)	934	1,303	872
Common stock issued for acquisition of businesses	—	736	—
Repurchase of common stock	(386)	(450)	(4,610)
Balance, end of year	48,889	48,341	46,752

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

Share Repurchase Program

On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. During fiscal 2006, the Company repurchased 320,900 shares at an average cost of $43.29 per share under the program. At August 31, 2006, $36.1 million remains authorized for future share repurchases. The remaining 64,935 shares repurchased during fiscal 2006 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

During fiscal 2005, FactSet repurchased 342,500 shares at an average cost of $27.71 per share. As a result, the Company completed the stock repurchase program authorized by the Board of Directors on July 16, 2002. Under the program, FactSet repurchased 1,500,000 shares at an average cost of $20.03 per share. The remaining repurchases during fiscal 2005 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan.

Shares issued in Business Combinations

On August 1, 2005, the Company issued 305,748 common shares as part of the acquisition price of DSI. On January 4, 2005, the Company issued 44,613 common shares as part of the acquisition price of TrueCourse. On September 1, 2004, the Company issued 385,601 common shares as part of the acquisition price of the JCF Group of Companies.

Other Share Activity

In January 2004, the Company purchased 3,000,000 shares of its common stock from one of its co-founders, Howard E. Wille, at a price per share of $23.05. In March 2004, the Company purchased 1,500,000 shares of its common stock from its other co-founder, Charles J. Snyder, at a price per share of $25.41. The Board of Directors approved both purchases of common stock from its co-founders prior to the execution of those purchases. The total cash expended for the two common stock purchases was $107.3 million.

Employee Stock Ownership Plan

On March 30, 2005, the Board of Directors resolved that effective September 1, 2004, the Company’s Employee Stock Ownership Plan (the “ESOP” or “Plan”) was frozen with the result that no additional employees shall become participants and no additional employer contributions will be made for plan years commencing on and after September 1, 2004. Also, effective September 1, 2004 all participants became 100% vested in their account balances. On June 20, 2005, the Board of Directors approved the termination of the ESOP, effective immediately. Account balances of participants are being distributed in accordance with provisions of the plan.

Earnings per Share

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
	At August 31,			At August 31,			At August 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Basic EPS
Income available to common stockholders	$82,916	$71,765	$58,017	48,688	47,904	48,408	$1.70	$1.50	$1.20
Diluted EPS
Dilutive effect of stock options and restricted stock				1,904	2,256	2,208
Income available to common stockholders	$82,916	$71,765	$58,017	50,592	50,160	50,616	$1.64	$1.43	$1.15

Dilutive potential common shares consist of employee stock options and restricted stock awards. There were 144,227 weighted average stock options excluded from the calculation of diluted earnings per share for the twelve months ended August 31, 2006 because their inclusion would have been anti-dilutive. There were no restricted stock awards excluded from the calculation of diluted earnings per share for the twelve months ended August 31, 2006.

During fiscal 2005, 39,093 weighted average stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4.                 BUSINESS COMBINATIONS

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

Goodwill totaling $19.8 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the AlphaMetrics business acquisition is included in the European segment and is not deductible for income tax purposes.

The results of operations of the AlphaMetrics business have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on September 1, 2005.

Fiscal 2006 and 2005 pro forma information has not been presented because the effect of these acquisitions were not material on the Company’s consolidated financial results.

5.                 INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of acquired technology, customer relationships, certain acquired content databases, trade names, and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, and February 2006, respectively. During fiscal 2006, $8.5 million of identifiable intangible assets were added as a result of the acquisition of the AlphaMetrics business and Global Filings. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 9.8 years at August 31, 2006.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. These intangible assets have no assigned residual values. During fiscal 2006, the Company reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

	At August 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$19,078	$5,774	$13,304
Customer relationships	14,149	3,046	11,103
Data content	21,740	4,335	17,405
Trade names	1,654	928	726
Non-compete agreements	1,330	794	536
Total	$57,951	$14,877	$43,074

	At August 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$16,124	$2,397	$13,727
Customer relationships	10,205	753	9,452
Data content	19,512	2,533	16,979
Trade names	1,354	393	961
Non-compete agreements	887	346	541
Total	$48,082	$6,422	$41,660

Intangible assets acquired during fiscal 2006 are as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Software technology	6.9 years	$2,721
Customer relationships	6.7 years	3,557
Data content	5.0 years	1,539
Trade names	3.0 years	250
Non-compete agreements	2.8 years	386
Total	6.2 years	$8,453

Amortization expense recorded for intangible assets during fiscal years 2006, 2005 and 2004 was $8.2 million, $4.2 million and $1.1 million, respectively. Estimated intangible asset amortization expense for fiscal 2007 and the five succeeding years is as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2007	$7,708
2008	6,888
2009	6,517
2010	6,045
2011	3,663
Thereafter	12,253
Total	$43,074

6.                 GOODWILL

The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of each of fiscal 2006, 2005 and 2004, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired. During fiscal 2006, $26.4 million of goodwill was acquired as a result of the purchase of the AlphaMetrics and Global Filings businesses.

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2006 and 2005 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2004	$19,937	$—	$19,937
Goodwill acquired during the period	42,297	48,205	90,502
Purchase price adjustments	465	—	465
Foreign currency translation adjustments	—	(111)	(111)
Balance at August 31, 2005	$62,699	$48,094	$110,793
Goodwill acquired during the period	—	26,429	26,429
Purchase price adjustments	300	—	300
Foreign currency translation adjustments	—	3,832	3,832
Balance at August 31, 2006	$62,999	$78,355	$141,354

7.                 RECEIVABLES FROM CLIENTS AND CLEARING BROKERS, NET

Receivables from clients and clearing brokers, net consisted of the following (in thousands):

	At August 31,
	2006	2005
Receivables from clients, net	$58,491	$53,846
Receivables from clearing brokers	699	183
Receivables from clients and clearing brokers, net	$59,190	$54,029

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical Company information, industry trends and general market conditions. Receivables from clients and clearing brokers are reported net of receivable reserves. As of August 31, 2006 and 2005, the receivable reserve was $1.2 million and $1.1 million, respectively.

8.                 INVESTMENTS

The Company maintains a portfolio of investments that is managed to preserve principal. Pursuant to the investment guidelines established by the Company, the Company’s investments attempt to achieve high levels of credit quality, liquidity and diversification. The weighted average duration of the Company’s portfolios is managed not to exceed two years. Eligible investments include obligations issued by the U.S. Treasury and other governmental agencies, money market securities and highly rated commercial paper and corporate securities. Investments such as puts, calls, strips, straddles, short sales, futures, options, commodities, precious metals or investments on margin are not permitted under the Company’s investment guidelines. All investments are denominated in U.S. dollars and recorded at their approximate fair values.

Investments, classified as available-for-sale securities, totaled $16.6 million at August 31, 2006 and 2005, respectively. Fair value of investments was determined from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities were included net of tax in accumulated other comprehensive income (loss) in stockholders’ equity at August 31, 2006 and 2005, respectively.

9.                 PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

	At August 31,
	2006	2005
Computers and related equipment	$82,846	$70,058
Leasehold improvements	44,676	40,211
Furniture, fixtures and other	17,837	15,242
Subtotal	145,359	125,511
Less accumulated depreciation and amortization	(85,547)	(73,152)
Property, equipment and leasehold improvements, net	$59,812	$52,359

Depreciation expense was $16.1 million, $14.1 million and $13.6 million for fiscal 2006, 2005 and 2004, respectively.

10.          INCOME TAXES

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. Audits by five tax authorities are currently ongoing. There is inherent uncertainty in the audit process. The Company made its best estimate of the probable liabilities that exist and recorded an estimate. The Company has no reason to believe that such audits will result in the payment of additional taxes or penalties, or both, that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates.

The provision for income taxes by geographic operations is as follows (in thousands):

	Years Ended August 31,
	2006	2005	2004
U.S. operations	$40,442	$36,878	$31,358
Non-U.S. operations	2,674	1,520	—
Total provision for income taxes	$43,116	$38,398	$31,358

The components of the provision for income taxes consist of the following (in thousands):

	Years Ended August 31,
	2006	2005	2004
Current:
U.S. federal	$37,450	$34,287	$30,846
U.S. state and local	2,134	2,771	1,205
Non-U.S.	4,043	2,179	—
Total current taxes	$43,627	$39,237	$32,051
Deferred:
U.S. federal	$779	$(167)	$(653)
U.S. state and local	79	(13)	(40)
Non-U.S.	(1,369)	(659)	—
Total deferred taxes	(511)	(839)	(693)
Total tax provision	$43,116	$38,398	$31,358

The provisions for income taxes differ from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

	Years Ended August 31,
	2006	2005	2004
Tax at statutory U.S. tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.5%	2.5%	2.6%
Foreign income at other than U.S. rates	(0.6)	(0.1)	—
Conclusion of an audit of the Company’s U.S. federal income tax returns	(1.2)	—	—
Income tax benefit from closure of previously filed tax returns	(1.2)	(1.7)	(1.9)
Other, net*	(0.3)	(0.8)	(0.6)
Effective rate	34.2%	34.9%	35.1%

*                    “Other, net” includes income tax benefits from additional federal, state and non-U.S. tax planning and certain changes in estimates.

During fiscal 2006, the Company filed an application for change in accounting method with the IRS as a result of IRS Revenue Procedure 2004-34, allowing advanced cash collections to be recognized as income in the same period such revenue is recorded for GAAP purposes. This resulted in a $3.4 million reduction to current deferred tax assets and taxes payable.

The significant components of deferred tax assets that are recorded in the Consolidated Statement of Financial Condition were as follows (in thousands):

	August 31,
	2006	2005
Deferred tax asset
Current
Deferred fees	$—	$3,403
Allowance for doubtful accounts	425	400
Deferred rent	800	906
Accrued liabilities*	375	568
Net current deferred taxes	1,600	5,277
Non-current
Depreciation on property, equipment and leasehold improvements	(1,003)	(1,528)
Deferred rent	2,796	2,790
SFAS 123(R) stock-based compensation expense	2,166	—
Purchased intangible assets, including acquired technology	(635)	(554)
Restricted stock	147	14
Other	83	—
Net non-current deferred taxes	3,554	722
Total deferred tax assets	$5,154	$5,999

*                    Included in accrued liabilities are accrued taxes other than income taxes of $0.4 million and $0.6 million at August 31, 2006 and 2005, respectively.

The significant components of deferred tax liabilities that are recorded in the Consolidated Statement of Financial Condition were as follows (in thousands):

	August 31,
	2006	2005
Deferred tax liabilities
Non-current
Purchased intangible assets, including acquired technology	$8,735	$6,657
SFAS 123(R) stock-based compensation expense	(199)	—
Net deferred tax liabilities	$8,536	$6,657

11.          LEASE COMMITMENTS

The Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During fiscal 2006, the Company agreed to extend existing leases for office space in Chicago, Illinois and Frankfurt, Germany through the years 2016 and 2011, respectively. The Chicago lease included an expansion for additional office space commencing in fiscal 2007, which will result in incremental future minimum rental payments of $4.0 million over the remaining non-cancelable lease term. The Frankfurt lease agreement was an extension to an existing lease and will result in incremental future minimum rental payments of $1.4 million over the remaining non-cancelable lease term.

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

At August 31, 2006, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2007	$8,681
2008	9,000
2009	10,238
2010	11,198
2011	10,287
Thereafter	65,032
Total	$114,436

During fiscal 2006, 2005 and 2004, rental expense for all operating leases amounted to approximately $18.7 million, $14.2 million and $12.7 million, respectively.

12.          STOCK-BASED COMPENSATION

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

The following table summarizes stock-based compensation expense under SFAS 123(R) for the twelve months ended August 31, 2006 which was allocated as follows (in thousands):

Cost of services	$2,651
Selling, general and administrative	5,740
Stock-based compensation included in operating expenses	8,391
Tax impact of stock-based compensation	(2,410)
Stock-based compensation, net of tax	$5,981

The table below reflects net income and diluted earnings per share for fiscal 2006 compared with the pro forma information for fiscal 2005 as follows (in thousands, except per share data):

	2006	Pro Forma 2005
Stock-based compensation	$8,391	$10,331
Tax impact of stock-based compensation	(2,410)	(3,135)
Stock-based compensation, net of tax	$5,981	$7,196
Net income, including stock-based compensation, net of tax	$82,916	$64,569
Diluted earnings per share, as reported	$1.64	$1.43
Diluted earnings per share, including the effect of stock-based compensation	$1.64	$1.29

As stock-based compensation expense recognized in the Consolidated Statement of Income during fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

As of August 31, 2006, $25.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.83 years. There were no stock-based compensation costs capitalized as of August 31, 2006.

13.          EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Plans

Options granted without performance conditions under the Company’s stock option plans (the “Option Plans”) expire either seven or ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date, and remain exercisable until expiration or cancellation. Options granted with performance conditions under the Company’s 2004 Stock Option Plan expire seven years from the date of grant and vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. The number of performance-based options that ultimately vest is based on the Company achieving certain financial performance levels during fiscal years 2007 and 2008. Dependent on the financial performance levels attained, 0%, 20%, 60% or 100% of the performance-based stock options will ultimately vest to the grantees of those stock options. Based on the Company’s current outlook, the Company has estimated that 20% or 184,998 of the performance-based stock options should vest. This estimate results in stock-based compensation expense of $2.6 million to be recognized by the Company over the next five years. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

General Option Activity

In fiscal years 2006, 2005 and 2004, incentive and nonqualified stock options to purchase 1,608,890; 1,344,000; and 1,244,700 shares of common stock, respectively, at prices which ranged from $24.49 to $43.39 were granted to employees and non-employee directors of the Company.

On December 19, 2004, the Company’s shareholders approved the 2004 Stock Option Plan which increased the number of stock options available for future issuance by 7.5 million. At August 31, 2006, there were 6,316,000 shares available for future grants under the Option Plans.

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2003	10,138	6,699	$16.57
Granted	(1,245)	1,245	24.50
Exercised	—	(701)	10.06
Forfeited	288	(288)	19.39
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52
Balance at August 31, 2005	7,981	7,020	$21.32
Granted	(1,609)	1,609	43.04
Exercised	—	(843)	15.92
Forfeited	118	(118)	28.06
Expired*	(174)	—	—
Balance at August 31, 2006	6,316	7,668	$26.37

*                    Represents the remaining stock option balance within the Company’s 1996 Stock Option plan that expired in May 2006 because they were never granted.

The total pre-tax intrinsic value of options exercised during fiscal 2006 was $22.1 million.

The following table summarizes the number of options outstanding and exercisable during fiscal 2006, 2005 and 2004, respectively (in thousands, except per share data):

	At August 31,
	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	7,668	$26.37	7,020	$21.32	6,955	$18.52
Exercisable at fiscal year end	4,382	$20.03	4,181	$18.30	4,094	$16.70

The following table summarizes significant ranges of outstanding and exercisable options as of August 31, 2006 (in thousands, except per share data):

	Outstanding				Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$3.78—$15.00	1,219	3.94	$12.40	$38,642	1,050	$11.99	$33,716
$15.01—$25.00	3,604	5.16	$22.07	$79,396	3,017	$21.71	$67,551
$25.01—$42.04	2,846	6.83	$37.79	$17,958	315	$30.71	$4,218
	7,668	5.59	$26.37	$135,996	4,382	$20.03	$105,485

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $44.10 as of August 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of August 31, 2006 was 4.4 million with a weighted average exercise price of $20.03. As of August 31, 2005, 4.2 million outstanding options were exercisable, and the weighted average exercise price was $18.30.

Stock Option Fair Value Determination

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

There were 1,608,890 employee stock options granted during fiscal 2006. The weighted average estimated value of employee stock options granted during fiscal 2006 was $15.83 per share, using the lattice-binomial option model. For the six months ended August 31, 2005, 1,297,620 employee stock options were granted. The weighted average estimated value of employee stock options granted during the six months ended August 31, 2005 was $8.99 per share, using the lattice-binomial option model.

The weighted average estimated value of employee stock options granted during fiscal 2006 and the six months ended August 31, 2005, was determined using the lattice-binomial option model with the following weighted average assumptions:

	Fiscal 2006	Six Months Ended August 31, 2005
Term structure of risk-free interest rate	3.42% - 5.18%	2.78% - 4.59%
Expected life *	4.2 - 5.2 years	3.7 - 4.2 years
Term structure of volatility	25% - 47%	26% - 47%
Dividend yield	0.5	0.7

*                    Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted before February 28, 2005 was determined using the Black-Scholes model with the following weighted average assumptions:

	Six Months Ended February 28, 2005	Year Ended August 31, 2004
Risk-free interest rate	3.51%	2.57%
Expected life	5.4 years	4.1 years
Expected volatility	46%	50%
Dividend yield	0.5%	0.7%

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

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. During fiscal 2006, employees purchased 88,500 shares at an average price of $37.18. At August 31, 2006, 273,000 shares were reserved for future issuance under the Purchase Plan.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated value of employee stock purchase plan grants during fiscal years 2006, 2005 and 2004 were $7.79, $7.32 and $8.85 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants for fiscal years 2006, 2005 and 2004:

	Years ended August 31,
	2006	2005	2004
Risk-free interest rate	4.48%	2.64%	1.16%
Expected life	3 months	3 months	3 months
Expected volatility	16%	42%	28%
Dividend yield	0.5%	0.6%	0.6%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. Compensation expense recorded by the Company was $391,000 and $38,000 during fiscal 2006 and 2005, respectively. In connection with the adoption of SFAS 123(R) beginning in fiscal 2006, the Company recorded an adjustment to deferred compensation in the amount of $222,000 to reflect an estimated forfeiture rate. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Ownership Plan

The Company sponsored an ESOP until March 30, 2005. There were no authorized contributions in fiscal 2006 or 2005. The Board of Directors authorized contributions in the amounts of $2.2 million for the year ended August 31, 2004. Such contributions were recorded in cost of services and selling, general and administrative as compensation expense. On June 20, 2005, the Board of Directors terminated the Plan. Distributions were paid in the form of cash or the Company’s common stock. In cash distributions, the Company purchases the common stock in the participant’s ESOP account at the closing price of the Company’s common stock on the last day of the month in which the distribution is requested by the participant of the Plan. These repurchases of common stock from employees are included in both treasury stock on the Consolidated Statements of Changes in Stockholders’ Equity and in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The Plan held 49,127; 724,598 and 2,144,414 shares of the Company’s common stock at August 31, 2006, 2005 and 2004, respectively.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. Effective January 1, 2005, the Company implemented an employer-funded matching component to its existing 401(k) retirement plan whereby the Company matches up to 4% of employees’ bi-weekly earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time employees are eligible for the matching contribution by the Company. The Company contributed $2.7 million and $1.4 million in matching contributions to employee 401(k) accounts during fiscal 2006 and 2005, respectively.

14.          SEGMENTS

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, and Australia. Sales and consulting personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, travel, office and other direct expenses related to its employees. Expenditures related to the Company’s computer centers, data fees and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At August 31, 2006, total goodwill of $141.4 million, is allocated to the U.S. segment totaling $63.0 million and in the European segment totaling $78.4 million. The accounting policies of the segments are the same as those described in Note 2, Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

	U.S.	Europe	Asia Pacific	Total
	(in thousands)
Year Ended August 31, 2006
Revenues from clients	$277,181	$90,151	$20,018	$387,350
Other income	3,300	1,444	—	4,744
Depreciation and amortization	18,820	5,159	277	24,256
Stock-based compensation*	7,281	794	316	8,391
Segment operating profit**	77,965	31,467	11,856	121,288
Provision for income taxes	40,442	2,674	—	43,116
Total assets	307,429	142,738	7,061	457,228
Capital expenditures	13,225	8,614	1,850	23,689
Year Ended August 31, 2005
Revenues from clients	$229,010	$68,346	$15,288	$312,644
Other income	1,075	66	1	1,142
Depreciation and amortization	15,191	3,025	102	18,318
Segment operating profit**	76,453	23,536	9,032	109,021
Provision for income taxes	36,878	1,520	—	38,398
Total assets	217,131	125,091	5,307	347,529
Capital expenditures	19,317	2,592	26	21,935
Year Ended August 31, 2004
Revenues from clients	$200,944	$39,247	$11,719	$251,910
Other income	1,772	—	—	1,772
Depreciation and amortization	13,622	940	96	14,658
Segment operating profit**	66,120	16,015	5,468	87,603
Provision for income taxes	31,358	—	—	31,358
Total assets	166,343	60,806	2,778	229,927
Capital expenditures	37,178	490	170	37,838

*                    As discussed in Note 12, Stock-Based Compensation, the Company adopted the fair value method of accounting for stock-based awards granted to employees. Each segments’ operating profit includes the impact of this accounting change.

**             Expenses are not allocated or charged between segments. Expenditures associated with the Company’s computer centers, clearing fees net of recoveries, data fees and corporate headquarters charges are recorded by the U.S. segment.

GEOGRAPHIC INFORMATION—The following provides information for those countries that are 10 percent or more of the specific category.

	Years Ended August 31,
	2006	2005	2004
	(in thousands)
Revenues***
United States	$277,181	$229,010	$200,944
United Kingdom	53,732	34,530	24,054
Other countries	56,437	49,104	26,912
Total revenues	$387,350	$312,644	$251,910
Long-lived Assets****
United States	$64,151	$70,613	$48,676
United Kingdom	16,133	2,299	701
Other countries	22,602	21,107	476
Total long-lived assets	$102,886	$94,019	$49,853

***        Revenues are attributed to countries based on location of client.

**** Long-lived assets consist of property, equipment, leasehold improvements and identifiable intangible assets, net of accumulated depreciation and amortization.

15.          REVOLVING CREDIT FACILITIES

In March 2006, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.0 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2006. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

16.          OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, securities transactions of commission clients of FDS are cleared through its clearing brokers. Pursuant to an agreement between FDS and its clearing brokers, the clearing brokers have the right to charge FDS for unsecured losses that result from a client’s failure to complete such transactions. The Company has never experienced significant losses and, therefore, has not recorded a liability with regard to the right. The Company seeks to control the credit risk of nonperformance by considering the creditworthiness of its clients.

Receivables from clearing brokers represent a concentration of credit risk in that securities transactions cleared through its clearing broker bear the potential for liability if unwound or unconsummated.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectibility and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 3% of total subscriptions as of August 31, 2006. Subscriptions from the ten largest clients did not surpass 15% of total client subscriptions.

17.          NOTE PAYABLE

On September 1, 2005, the Company issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among the Company, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash entitlement. The noteholder has the option to require the Company to repay all or any part of the note as of March 1, 2006 or any subsequent interest payment date.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Report of Management on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of August 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2006 as stated in their report which appears on page 35.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the definitive Proxy Statement dated November 10, 2006, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Director and Executive Officer Information” on pages one through three of the Company’s definitive Proxy Statement dated November 10, 2006, all of which information is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers,” is posted on our Website. The Internet address for our Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance Highlights.” All employees and directors are also subject to our “Code of Business Conduct and Ethics,” also posted on the “Corporate Governance Highlights” page of our Website and the same information is available in print free of charge to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to (other than technical, administrative or non-substantive amendments), or waiver from, a provision of each code of ethics by posting such information on our Website, at the address and general location specified above.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the captions “Information Regarding Named Executive Officer Compensation” and “Compensation Pursuant to Stock Options” contained on pages nine through eleven of the definitive Proxy Statement dated November 10, 2006, all of which information is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in the definitive Proxy Statement dated November 10, 2006, all of which information is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item relating to the security ownership of certain beneficial owners is included under caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Management” contained on pages seven and eight of the definitive Proxy Statement dated November 10, 2006, all of which information is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Audit and Non-Audit Fees” and “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” on pages six and thirteen in the definitive Proxy Statement dated November 10, 2006, all of which information is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.                 Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 34 is incorporated herein by reference as the list of financial statements required as part of this report.

2.                 Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts

Years Ended August 31, 2006, 2005, and 2004 (in thousands):

	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable—Allowance for doubtful accounts
2006	$1,070	$1,385	$1,293	$1,162
2005	$1,105	$1,492	$1,527	$1,070
2004	$1,775	$431	$1,101	$1,105

Additional Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.                 Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation(1)
3.2	By-laws(2)
3.12	Amendment to Restated Certificate of Incorporation(3)
4.1	Form of Common Stock(1)
10.2	Seventh Amendment to 364-Day Credit Agreement, dated March 23, 2006(4)
10.3	Second Amendment to the Three-Year Credit Agreement, dated November 30, 2004(5)
10.4	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan(6)
10.5	The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option Plan(7)
10.6	The FactSet Research Systems Inc. 2000 Stock Option Plan(8)
10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan(9)
10.8	The FactSet Research Systems Inc. 2004 Stock Option Plan(10)
10.10	Resignation, Separation of Employment and General Release Agreement dated as of March 1, 2005, between FactSet Research Systems Inc. and Ernest S. Wong(5)
10.11	Severance Agreement dated as of September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh(5)
10.12	Stock Purchase Agreement dated as July 27, 2005(11)
10.13	Stock Purchase Agreement dated as August 1, 2005(12)
21	Subsidiaries of the Company
23	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

       (1) Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).

       (2) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.

       (3) Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year 2001.

       (4) Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2006.

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

       (6) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

       (7) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

       (8) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

       (9) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).

(10) Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-134298).

(11) Incorporated by reference to the Company’s current report on Form 8-K dated July 27, 2005.

(12) Incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant
Date: November 10, 2006	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer
and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ PHILIP A. HADLEY	Chairman of the Board of Directors,	November 10, 2006
Philip A. Hadley	Chief Executive Officer and Director
/s/ CHARLES J. SNYDER	Vice Chairman of the Board of	November 10, 2006
Charles J. Snyder	Directors and Director
/s/ MICHAEL F. DICHRISTINA	President, Chief Operating Officer and	November 10, 2006
Michael F. DiChristina	Director
/s/ TOWNSEND THOMAS	Senior Vice President and Chief	November 10, 2006
Townsend Thomas	Content Officer
/s/ MICHAEL D. FRANKENFIELD	Senior Vice President and Director of	November 10, 2006
Michael D. Frankenfield	U.S. Investment Management Services
/s/ PETER G. WALSH	Senior Vice President, Chief Financial	November 10, 2006
Peter G. Walsh	Officer and Treasurer
/s/ JAMES J. MCGONIGLE	Director, Lead Independent Director	November 10, 2006
James J. McGonigle
/s/ JOSEPH E. LAIRD, JR.	Director	November 10, 2006
Joseph E. Laird, Jr.
/s/ SCOTT A. BILLEADEAU	Director	November 10, 2006
Scott A. Billeadeau
/s/ WALTER F. SIEBECKER	Director	November 10, 2006
Walter F. Siebecker