Form 10-Q
period 2006-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2007-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2006

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on November 30, 2006, was 48,982,465.

FactSet Research Systems Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2006	2005
Revenues	$108,881	$89,654

Operating expenses

Cost of services	34,941	28,064

Selling, general and administrative	38,519	34,187

Total operating expenses	73,460	62,251

Income from operations	35,421	27,403

Other income	1,487	1,702

Income before income taxes	36,908	29,105

Provision for income taxes	13,113	9,910

Net income	$23,795	$19,195

Basic earnings per common share	$0.49	$0.40

Diluted earnings per common share	$0.47	$0.38

Weighted average common shares (Basic)	48,957	48,373

Weighted average common shares (Diluted)	51,079	50,061

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	November 30, 2006	August 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$138,877	$126,549
Investments	16,908	16,641
Receivables from clients and clearing broker, net of reserves	61,199	59,190
Deferred taxes	1,500	1,600
Other current assets	3,911	3,000

Total current assets	222,395	206,980
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	153,870	145,359
Less accumulated depreciation and amortization	(90,409)	(85,547)

Property, equipment and leasehold improvements, net	63,461	59,812
Goodwill	144,058	141,354
Intangible assets, net	42,000	43,074
Deferred taxes	4,219	3,554
Other assets	2,422	2,454

TOTAL ASSETS	$478,555	$457,228

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,174	$18,110
Accrued compensation	6,981	21,407
Deferred fees	22,821	25,322
Dividends payable	2,939	2,933
Taxes payable	19,026	9,689
Note payable	1,924	1,840

Total current liabilities	72,865	79,301
NON-CURRENT LIABILITIES
Deferred taxes	8,373	8,536
Deferred rent and other non-current liabilities	11,692	10,703

TOTAL LIABILITIES	92,930	98,540

Commitments and contingencies (See Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 55,587,325 and 55,395,289 shares issued; 48,982,465 and 48,889,483 shares outstanding at November 30, 2006 and August 31, 2006, respectively	556	554
Capital in excess of par value	137,907	130,033
Retained earnings	398,705	377,846
Accumulated other comprehensive income	6,653	3,328
Treasury stock, at cost: 6,604,860 and 6,505,806 shares at November 30, 2006 and August 31, 2006, respectively	(158,196)	(153,073)

TOTAL STOCKHOLDERS’ EQUITY	385,625	358,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$478,555	$457,228

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,795	$19,195
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	6,574	5,675
Stock-based compensation expense	2,449	2,538
Deferred income taxes	(961)	(1,014)
Gain on sale of Company-owned real estate	—	(1,342)
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	(1,972)	(1,740)
Accounts payable and accrued expenses	1,023	(5,694)
Accrued compensation	(14,540)	(10,982)
Deferred fees	(2,717)	(949)
Taxes payable	9,308	6,134
Landlord contributions	359	—
Other working capital accounts, net	(371)	235

Net cash provided by operating activities	22,947	12,056

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(21,163)
Proceeds from sales of investments	5,154	8,068
Purchases of investments	(5,438)	(8,689)
Proceeds from sale of Company-owned real estate	—	2,910
Purchases of property, equipment and leasehold improvements	(7,973)	(1,417)

Net cash used in investing activities	(8,257)	(20,291)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(2,931)	(2,378)
Repurchase of common stock	(5,123)	(256)
Proceeds from employee stock plans	3,978	1,822
Income tax benefits from stock option exercises	1,447	343

Net cash used in financing activities	(2,629)	(469)

Effect of exchange rate changes on cash and cash equivalents	267	318

Net increase (decrease) in cash and cash equivalents	12,328	(8,386)
Cash and cash equivalents at beginning of period	126,549	59,457

Cash and cash equivalents at end of period	$138,877	$51,071

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2006

(Unaudited)

1. DESCRIPTION OF BUSINESS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of November 30, 2006 and for the three months ended November 30, 2006 and 2005 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

In the opinion of management, the accompanying statements of financial condition and related interim statements of income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services known as workstations (also referred to as users), content and applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through clearing brokers. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request that cash be transmitted to FactSet to pay for its services.

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision is estimated for billing adjustments and cancellations of service related to prior periods. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

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

Amounts that have been earned but not yet paid through the receipt of commissions on securities transactions or through cash payments are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables each month and reviewing historical Company information, industry trends and general market conditions. As of November 30, 2006 and August 31, 2006, the receivable reserve was $1.2 million, respectively.

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. The Company is in the process of transitioning from Hewlett Packard Alpha mainframe machines to Hewlett Packard Integrity mainframe machines. As such, the estimated useful life of Alpha mainframe machines has been changed based their projected replacement. Alpha mainframes purchased after September 1, 2006 are depreciated on a straight-line basis over estimated useful lives of eighteen months. Alpha mainframes purchased between April and August 2006 are depreciated on a straight-line basis over estimated useful lives of two years. Alpha mainframes purchased before April 2006 are depreciated on a straight-line basis over an estimated useful life of three years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes. This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods of income taxes, as well as the required disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The Company does not believe SAB 108 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its financial position and results of operations.

The Tax Relief and Health Care Act of 2006 was enacted in December 2006 and includes the extension of the Research and Development Credit (the “R&D Tax Credit”) from January 2006 through December 2007. The R&D Tax Credit is anticipated to have a favorable impact on FactSet’s effective tax rate for fiscal 2007. The second quarter’s provision for income taxes will reflect the reduction of FactSet’s estimated taxes from January through November 2006 and is expected to increase earnings per share by $0.02.

4. COMMON STOCK AND EARNINGS PER SHARE

On November 14, 2006, the Company announced a regular quarterly dividend of $0.06 per share. The cash dividend was paid on December 19, 2006, to common stockholders of record on November 30, 2006. Shares of common stock outstanding were as follows (in thousands):

	2006	2005
Balance at September 1	48,889	48,341
Common stock issued for employee stock plans	192	60
Repurchase of common stock	(99)	—

Balance at November 30	48,982	48,401

Share Repurchase Program

On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. During the three months ended November 30, 2006, the Company repurchased 92,500 shares at an average cost of $51.89 per share under the program. At November 30 2006, $31.3 million remains authorized for future share repurchases. The remaining 6,554 shares repurchased during fiscal 2007 were primarily repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Earnings per Share

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2006
Basic EPS
Income available to common stockholders	$23,795	48,957	$0.49
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,122

Income available to common stockholders	$23,795	51,079	$0.47

For the three months ended November 30, 2005
Basic EPS
Income available to common stockholders	$19,195	48,373	$0.40
Diluted EPS
Dilutive effect of stock options	—	1,688

Income available to common stockholders	$19,195	50,061	$0.38

Dilutive potential common shares consist of employee stock options and restricted stock awards. No weighted average stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2006 because their inclusion would have been anti-dilutive. There were 282,047 weighted average stock options and restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended November 30, 2005, because their inclusion would have been anti-dilutive.

5. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of acquired technology, customer relationships, certain acquired content databases, trade names, and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, and February 2006, respectively. During fiscal 2006, $8.5 million of identifiable intangible assets were added as a result of the acquisition of the AlphaMetrics business and Global Filings. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 9.8 years at November 30, 2006.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,291	$4,795	$17,496
Software technology	19,275	6,638	12,637
Customer relationships	14,454	3,674	10,780
Trade names	1,701	1,086	615
Non-compete agreements	1,350	878	472

Total	$59,071	$17,071	$42,000

At August 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$21,740	$4,335	$17,405
Software technology	19,078	5,774	13,304
Customer relationships	14,149	3,046	11,103
Trade names	1,654	928	726
Non-compete agreements	1,330	794	536

Total	$57,951	$14,877	$43,074

There were no intangible assets acquired during the three months ended November 30, 2006. The change in the gross carrying amount of intangible assets at November 30, 2006 as compared to August 31, 2006 was due to foreign currency translation adjustments.

Amortization expense for intangible assets for the three months ended November 30, 2006 and 2005 was $2.0 million and $2.1 million, respectively. Estimated intangible asset amortization expense for fiscal 2007 and the five succeeding years is as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2007 (Remainder)	$5,849
2008	7,006
2009	6,622
2010	6,146
2011	3,750
Thereafter	12,627

Total	$42,000

6. GOODWILL

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses. Goodwill resulting from the acquisitions of Insyte, LionShares, Mergerstat, CallStreet, JCF, AlphaMetrics and Global Filings are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2007, 2006 and 2005, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2007, 2006 and 2005 were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company’s uses to manage its business and operations. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of each of fiscal 2006, 2005 and 2004, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired.

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2006 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2006	$62,999	$78,355	$141,354
Goodwill acquired during the period	—	—	—
Purchase price adjustments	—	—	—
Foreign currency translation adjustments	—	2,704	2,704

Balance at November 30, 2006	$62,999	$81,059	$144,058

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At November 30, 2006, the Company leased office space domestically in Norwalk, Connecticut; Boston, Massachusetts; five locations in New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Newark, New Jersey; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At November 30, 2006, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2007 (Remainder)	$6,577
2008	9,307
2009	10,596
2010	11,527
2011	10,618
Thereafter	67,158

Minimum lease payments	$115,783

Revolving Credit Facilities

In March 2006, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2006. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

Contingent Consideration in connection with previously completed business combinations

StreamVPN Limited

On September 1, 2005, the Company acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited, the “AlphaMetrics business”), for aggregate consideration of $26.4 million, including $2.6 million based on the level of working capital of the AlphaMetrics business as of September 1, 2005. Pursuant to a definitive agreement dated July 27, 2005, contingent consideration was to be payable if certain revenue targets were met during the twelve-month period ending October 31, 2006. However, based on actual revenues generated by the AlphaMetrics business during the twelve-month period ending October 31, 2006, no consideration is to be paid.

JCF Group of companies

In relation to the JCF transaction, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the period September 1, 2004 through May 31, 2007. As of November 30, 2006, no targets have been attained or projected to be achieved, and as such, no amount of contingent consideration has been accrued for at November 30, 2006.

8. EMPLOYEE STOCK PLANS

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

Performance-based options require management to make assumptions regarding the likelihood of achieving Company performance goals. The number of performance-based options that ultimately vest will be predicated on the Company achieving certain financial performance levels for fiscal years 2007 and 2008. Dependent on the financial performance levels attained by FactSet during fiscal years 2007 and 2008, 20%, 60%, 100% or none of the performance-based stock options will ultimately vest to the grantees of those stock options. At November 30, 2006 we have estimated that 20% or 184,998 of the performance-based stock options should vest. This results in unamortized stock-based compensation expense of $2.4 million as of November 30, 2006, which is to be recognized by the Company over the next fifty-six months. A change in the actual financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Date of Grant	Average Quarterly Expense to be Recognized
0%	$—	$—
20%	$2,605	$130
60%	$7,814	$391
100%	$13,024	$651

There is no current guarantee however that such options will vest in whole or in part.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three months ended November 30, 2006 and 2005, which was allocated as follows (in thousands):

	2006	2005
Cost of services	$757	$796
Selling, general and administrative	1,692	1,742

Stock-based compensation included in operating expenses	2,449	2,538
Tax impact of stock-based compensation	(869)	(763)

Stock-based compensation, net of tax	$1,580	$1,775

As of November 30, 2006, $23.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.6 years. There were no stock-based compensation costs capitalized as of November 30, 2006 and 2005.

Stock Option Fair Value Determination

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates and actual employee stock option exercise behaviors. There were no employee stock options granted during the three months ended November 30, 2006.

The weighted average estimated value of employee stock options granted during the three months ended November 30, 2005 was $10.31 per share, using the lattice-binomial option model with the following weighted average assumptions:

Term structure of risk-free interest rate	3.42% - 4.06%
Expected life *	4.2 years
Term structure of volatility	24.84% - 46.55%
Dividend yield	0.6%

*	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

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

The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

Employee Stock Purchase Plan

FactSet utilizes the Black-Scholes model to calculate the estimated fair value of the Company’s employee stock purchase plan grants. The weighted average estimated value of employee stock purchase plan grants during the three months ended November 30, 2006 and 2005 was $9.20 and $6.68 per share, respectively, with the following weighted average assumptions:

	Three Months Ended November 30,
	2006	2005
Risk-free interest rate	5.03%	3.37%
Expected life	3 months	3 months
Expected volatility	11%	21%
Dividend yield	0.4%	0.6%

Restricted Stock Awards

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. Restricted stock grants are amortized to expense over the vesting period using the straight-line method. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded as a reduction to capital in excess of par value in stockholders’ equity and is being amortized ratably to stock-based compensation expense over the vesting period of four years. There were no restricted stock grants during the three months ended November 30, 2006 and 2005.

9. SEGMENTS

The Company has three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe, Asia and other regions.

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Australia. Sales and consulting personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, deprecation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers, clearing fees net of recoveries, data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At November 30, 2006, total goodwill of $144.1 million, is allocated to the U.S. segment totaling $63.0 million and in the European segment totaling $81.1 million. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended November 30, 2006
Revenues from clients	$76,459	$26,469	$5,953	$108,881
Segment operating profit	24,565	7,847	3,009	35,421
Total assets at November 30, 2006	324,636	147,303	6,616	478,555

For the three months ended November 30, 2005
Revenues from clients	$64,372	$20,809	$4,473	$89,654
Segment operating profit	17,115	7,347	2,941	27,403
Total assets at November 30, 2005	237,861	115,839	5,782	359,482

10. NOTE PAYABLE

On September 1, 2005, the Company issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among the Company, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash entitlement. The noteholder has the option to require the Company to repay all or any part of the note as of March 1, 2006 or any subsequent interest payment date. The note was paid in full on December 8, 2006.

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended November 30,
	2006	2005
Net income	$23,795	$19,195
Other comprehensive income (loss), net of tax:
Net changes in unrealized gain (loss) on investments	17	(3)
Foreign currency translation adjustments	3,308	(4,305)

Comprehensive income	$27,120	$14,887

The components of accumulated other comprehensive income were as follows (in thousands):

	November 30, 2006	August 31, 2006
Accumulated unrealized gains on investments, net of tax	$60	$43
Accumulated foreign currency translation adjustment	6,593	3,285

Total accumulated other comprehensive income	$6,653	$3,328

12. SUBSEQUENT EVENT

On December 18, 2006, the board of directors (the “Board”) of the Company adopted an amendment to Article V, Section 1 of the Company’s by-laws (the “By-laws”) to delegate the authority to elect vice presidents of the Company to the management of the Company.

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

Employee count at November 30, 2006 was 1,432, up 17% from a year ago and 5% over the last three months. Our total sales force grew approximately at the rate of revenues. The headcount growth in the quarter reflects our successful recruiting efforts. Approximately one-third of the employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Results of Operations

	Three Months Ended November 30,
(In thousands, except per share data)	2006	2005	% Change
Revenues	$108,881	$89,654	21%
Cost of services	34,941	28,064	25
Selling, general and administrative	38,519	34,187	13
Income from operations	35,421	27,403	29
Net income	23,795	19,195	24
Diluted earnings per common share	$0.47	$0.38	24%
Diluted weighted average common shares	51,079	50,061

Revenues

(in thousands) Three Months ended November 30,	2006	2005	% Change
Domestic	$76,459	$64,372	19%
% of revenues	70.2%	71.8%
International	$32,422	$25,282	28%
% of revenues	29.8%	28.2%
Consolidated	$108,881	$89,654	21%

Revenues - Revenues for the three months ended November 30, 2006 increased 21% to $108.9 million from $89.7 million for the same period ended November 30, 2005. Excluding $1.4 million of revenues attributable to Global Filings which has been owned less than twelve months and the impact of foreign currency, revenue growth was 20% year over year. The catalyst behind our performance was broad based growth across many product lines and geographies. Key drivers included our appeal to larger institutions to scale FactSet across many users groups and our ability to deliver intensive computing power and analytics to end users. The revenue growth rate of our U.S. business was 19% and our international business grew at a rate of 28% during the three months ended November 30, 2006. On a constant currency basis and excluding the acquisition of Global Filings, international revenues advanced 22%. Applications such as Marquee, our suite of Portfolio Analysis services, deeper penetration within sell side firms and expanded content choices deepened users’ engagement with our products and caused clients, users and subscriptions to increase. Subscriptions to databases and applications to existing clients comprised approximately half of our revenue growth. New clients and users accounted for the remainder.

Our Portfolio Analytics applications continued to be a source of growth during fiscal 2007. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. Demand for our quantitative services was strong. Clients have been receptive to the new version of our Alphatesting application and new content to analyze as reported data back in time. The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 485 clients consisting of 4,000 users subscribed to the PA 2.0 application as of November 30, 2006, a net increase of 55 clients and 600 users over the prior year.

Subscriptions - “Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At November 30, 2006, subscriptions were $439.5 million, up $77.6 million or 21% from the prior year total of $361.9 million. Subscriptions from overseas operations increased from $100.9 million at November 30, 2005 to $131.3 million at November 30, 2006, representing 30% of the company-wide total. On a constant currency basis and excluding the acquisition of Global Filings, the subscription increase from November 30, 2005 to November 30, 2006 was $70.8 million or 19.6%. Subscription growth was strong, representing the power of our products and client service model. At quarter-end, the average subscription per client was $240,000, up from $237,000 at August 31, 2006 and $224,000 at November 30, 2005. Subscription growth in fiscal 2007 was due to the addition of net new clients, incremental subscriptions to our services by existing clients and increased users.

Clients and Users - At November 30, 2006, client count was 1,830, an increase of 216 clients or 13% over the prior 12 months. Included in this rise was the net addition of 20 clients from the acquisition of Global Filings in February 2006. We added 45 net new clients during the first quarter of fiscal 2007. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies.

There were approximately 31,000 users at November 30, 2006, up 1,200 net users during the first quarter and up 14% from November 30, 20005. The number of net new users were the highest ever for a first quarter in the past seven years.

At November 30, 2006, client retention, as measured in terms of client subscriptions, remained at a rate in excess of 95%, confirming breadth and depth of a product suite that is deployed by a high quality, institutional client base. No individual client accounted for more than 3% of total subscriptions as of November 30, 2006. Subscriptions from the ten largest clients did not surpass 15% of total client subscriptions.

Revenues by Geographic Region - Revenues from the domestic business increased 19% to $76.5 million during the three months ended November 30, 2006 compared to $64.4 million in the same period a year ago. International revenues in the first quarter of fiscal 2007 were $32.4 million, an increase of 28% from $25.3 million in the prior year period. European revenues advanced 27% to $26.5 million, largely related to content additions in our non-U.S. product suite and additional international clients generated from an increase in the number of employees servicing clients abroad. Asia Pacific revenues grew to $6.0 million, up 33% from $4.5 million the same period a year ago. Revenues from international operations accounted for 30% and 28% of our consolidated revenues for the first quarter of fiscal 2007 and 2006, respectively.

Currency Impact - Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three months ended November 30, 2006 and 2005, our expenses recorded in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $8.3 million and $6.0 million, respectively. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. The effect of currency movements on the first quarter’s revenue was immaterial. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

Operating Expenses

(in thousands) Three Months ended November 30,	2006	2005	% Change
Cost of services	$34,941	$28,064	25%
Selling, general and administrative	38,519	34,187	13%

Total operating expenses	$73,460	$62,251	18%

Income from operations	$35,421	$27,403	29%
Operating Margin	32.5%	30.6%

Cost of Services

For the three months ended November 30, 2006, cost of services increased 25% to $34.9 million from $28.1 million in the comparable prior year period. The rise in cost of services for the three months ended November 30, 2006 was driven by higher employee compensation, data costs and computer related expenses partially offset by lower amortization of intangible assets.

Employee compensation for our software engineering and consulting departments advanced $3.4 million in the first quarter of fiscal 2007 as compared to the identical period in the previous year. Employee additions as well as normal merit increases primarily accounted for the rise in employee compensation. Data costs increased $1.8 million in the initial three months of fiscal 2007 compared to the same periods in fiscal 2006. The increased data costs were largely due to incremental variable content costs to data content suppliers from additional deployment of their content by clients, higher levels of proprietary content collection and new costs from acquisitions included for the first time. Computer related expenses rose $0.8 million as compared to the year ago period due to commencing our implementation plans to transition to Hewlett Packard’s new Integrity mainframe machine from our existing Hewlett Packard Alpha machines.

A reduction in amortization of intangible assets partially offset these component increases of cost of services. The decline in amortization expense of $0.1 million was caused by a decline in acquisition activity compared to previous years.

Selling, General and Administrative

For the three months ended November 30, 2006, selling, general, and administrative (“SG&A”) expenses advanced 13% to $38.5 million from $34.2 million in the first quarter of fiscal 2006. However, SG&A expenses expressed as a percentage of revenues declined to 35.4% from 38.2% a year ago. The 2.8 percentage point decrease in SG&A as a percentage of revenues was driven by decreases in occupancy costs, professional fees and miscellaneous expenses.

Lower occupancy costs are temporary and are being driven by the timing of acquiring new space to support a growing employee base. Professional fees decreased $0.2 million from a consulting agreement that arose from an acquisition coming to an end and miscellaneous expenses declined $0.3 million due to the reduction of an accrual after the conclusion of an audit by a state tax authority.

Income from Operations and Operating Margin

Operating income advanced 29% to $35.4 million for the three months ended November 30, 2006 as compared to the prior year period. Our operating margin during the first quarter of fiscal 2007 was 32.5%, up from 30.6% a year ago. Operating margin expansion in 2007 resulted from 21% growth in revenues, lower amortization expense of intangible assets, declines in professional and miscellaneous expenses, reduced communication costs and lower occupancy costs, partially offset by increases in employee compensation, computer related expenses and depreciation of computers and related equipment.

Other Income, Income Taxes, Net Income and Earnings per Share

(in thousands, except per share data) Three Months ended November 30,	2006	2005	% Change
Other income	$1,487	$1,702	(13%)
Provision for income taxes	$13,113	$9,910	32%
Net income	$23,795	$19,195	24%
Diluted earnings per common share	$0.47	$0.38	24%
Effective Tax Rate	35.5%	34.0%

Other Income

During the three months ended November 30, 2006, other income decreased 13% or $0.2 million year over year. In the prior year, we sold real estate which resulted in a pre-tax gain of $1.3 million or $0.02 per share during the first quarter of fiscal 2006. The gain was included in other income and had no impact on operating income for the period ended November 30, 2005.

Income Taxes

For the three months ended November 30, 2006, the provision for income taxes advanced 32% to $13.1 million, up from $9.9 million in the comparable prior year period. Our effective tax rate for the first quarter of fiscal 2007 was 35.5%, which included the favorable effect of a first-time tax credit in France. The effective tax rate increased from 34.0% a year ago. Included in last year’s first quarter rate were income tax benefits of $0.8 million or $0.02 per share from the completion of an audit and the favorable effect of the U.S. Federal Research and Development tax credit which was enacted at that time.

The Tax Relief and Health Care Act of 2006 was enacted in December 2006 and includes the extension of the Research and Development Credit (the “R&D Tax Credit”) from January 2006 through December 2007. The R&D Tax Credit is anticipated to have a favorable impact on our effective tax rate for fiscal 2007. The second quarter’s provision for income taxes will reflect the reduction of our estimated taxes from January through November 2006 and is expected to increase our earnings per share by $0.02.

Net Income and Earnings per Share

Net income rose 24% to $23.8 million and diluted earnings per share increased 24% to $0.47 for the first three months of fiscal 2007 as compared to $0.38 for the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Three months ended November 30,	2006	2005
Cash and cash equivalents (as of November 30)	$138,877	$51,071
Net cash provided by operating activities	22,947	12,056
Net cash used in investing activities	(8,257)	(20,291)
Net cash used in financing activities	(2,629)	(469)
Capital expenditures	7,973	1,417
Free cash flow (1)	$14,974	$10,639

(1)	We define free cash flow as cash provided by operating activities less capital expenditures. Free cash flow is not intended as an alternative measure of cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles in the U.S. We use this financial measure, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. Management believes that this financial measure and the information we provide are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals and is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $138.9 million or 29% of our total assets at November 30, 2006, compared with $126.5 million or 28% of our total assets at August 31, 2006. Our cash and cash equivalents increased $12.3 million since August 31, 2006 as a result of cash provided by operations of $22.9 million and cash inflows of $5.4 million from the exercise of employee stock options. Partially offsetting these cash inflows were cash outflows $5.1 million related to stock repurchases, dividends paid of $2.9 million and capital expenditures of $8.0 million.

During the last twelve months, free cash flows were $101 million, up 36% over the same period a year ago. Free cash flows generated during the first quarter of fiscal 2007 were $15.0 million, up 41% over the year ago quarter. Drivers of free cash flow during the first quarter were record levels of net income and higher non-cash expenses partially offset by a decline in working capital and higher capital expenditures. The decline in working capital was caused by variable compensation expenditures partially offset by the timing of U.S. federal estimated tax payments.

We historically pay variable employee compensation related to the previous fiscal year in the first quarter and remit estimated tax payments for the first half of the year during the second quarter. The cash outlay in the first quarter of fiscal 2007 for variable employee compensation was $20.3 million. In the second quarter of fiscal 2007, we paid $11.2 million representing our estimated tax payment for the just completed first quarter, which had a favorable effect on free cash flow during the first quarter.

Capital Resources

Capital Expenditures

Capital expenditures for the quarter ended November 30, 2006 totaled $8.0 million, up from $1.4 million in the same period a year ago. Significant capital expenditures included the purchase of two additional Hewlett Packard mainframes and increasing our data storage capacity by approximately 65%. Both expenditures were driven by increased system usage by clients. We also consolidated two office locations in Chicago during the first quarter of fiscal 2007. Capital expenditures are expected to total approximately $31 million to $35 million for fiscal 2007. Our capital expenditures this year will vary according to the size and timing of acquiring new office space to accommodate employee growth.

Capital Needs

On September 1, 2005, we issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among us, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash consideration. The noteholder has the option to require us to repay all or any part of the note as of March 1, 2006, or any subsequent interest payment date. The note was repaid in full on December 8, 2006.

We currently have no other outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2006, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2007 and March 2008. Approximately $3.2 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2006. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three months ended November 30, 2006, there were no significant changes to our contractual obligations as of August 31, 2006.

In relation to the JCF transaction, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the period September 1, 2004 through May 31, 2007. As of November 30, 2006, no targets have been attained or projected to be achieved, and as such, no amount of contingent consideration has been accrued for at November 30, 2006.

Share Repurchases

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. During the three months ended November 30, 2006, we repurchased 92,500 shares at an average cost of $51.89 per share under the program. At November 30, 2006, $31.3 million remains authorized for future share repurchases.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of November 30, 2006.

Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2006.

Subsequent Event

On December 18, 2006, our board of directors (the “Board”) adopted an amendment to Article V, Section 1 of our by-laws to delegate the authority to elect our vice presidents to our management.

Forward-Looking Factors

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements that address expectations or projections about the future, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “subscriptions,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially and adversely from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statement made by or on our behalf include:

•	Our ability to successfully transition from our existing Alpha mainframes to the new Integrity mainframes

•	The protection and privacy of our client data

•	Our ability to hire and retain key qualified personnel

•	Prolonged outage at one of our data centers could result in reduced service and the loss of customers

•	Security holes within our products

•	The negotiation of contract terms supporting new and existing databases or products

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	Changes to our corporate headquarters or regional offices that impact our business continuity plan

•	Malicious, ignorant or illegal employee acts regarding insider information or client data

•	The ability to mitigate the risk of our software introducing a virus to client networks

•	Uncertain economic and financial market conditions may affect our revenues

•	Increased competition in our industry may cause price reductions or loss of market share

•	Third parties may claim infringement upon their intellectual property rights

•	Resolution of ongoing and other probable audits by tax authorities

•	Changes in accounting

•	Internal controls may be ineffective

•	Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce our revenues

•	Global market trends

•	Retention of key clients and their current service levels

•	Competition in our industry

•	Our ability to integrate newly acquired companies

•	The absence of U.S. or foreign governmental regulation restricting international business

Business Outlook

The following forward-looking statements reflect our expectations as of January 9, 2007. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2007 Expectations

•	Revenues are expected to range between $112 million and $115 million.

•	Operating margins are expected to range between 31.5% and 33.5%.

•	The effective tax rate is expected to range between 35.3% and 36.3%. This guidance includes the U.S. Federal Research and Development tax credit that was reenacted for all periods in fiscal 2007. The U.S. Federal Research and Development tax credit was reenacted retroactive to January 1, 2006, and it is expected to result in a favorable impact during the second quarter of fiscal 2007 of $0.02 per share from reducing our estimated taxes from January to November 2006.

Full Year Fiscal 2007

•	Capital expenditures should total approximately $31 million to $35 million. Approximately 50% relates to computer-related equipment and the remainder for the expansion of various office locations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. Refer to Market Sensitivities on page 34 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.

Changes in Internal Control over Financial Reporting

The Company implemented a new billing system in the first quarter of fiscal 2007. Benefits of the new system, which became effective September 1, 2006, are it provides clients with enhanced detail of their subscriptions, allows the Company to better track outstanding invoices, creates the ability to have all invoice details linked to specific client order forms and provides a direct link to the client subscription system to improve order entry efficiency.

Except for the implementation of the new billing system, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
September 2006	—	—	—	$36,109
October 2006	—	—	—	36,109
November 2006	92,500	$51.89	92,500	31,309

	92,500		92,500	$31,309

(1)	On June 20, 2005, the Company’s Board of Directors authorized the repurchase of up to $50 million of FactSet common stock. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. This table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of FactSet Research Systems Inc. was held on December 19, 2006.

1.	Two nominees to the Board of Directors were elected:

Director	Term	For	Withhold Authority
Scott A. Billeadeau	3 yrs.	41,643,853	564,501
Philip A. Hadley	3 yrs.	41,121,964	1,086,390

2.	The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for fiscal 2007 was ratified:

For	42,027,550
Not for	143,146
Abstain	37,658

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date: January 9, 2007	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer
and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer