Form 10-Q
period 2007-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2007-04-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2007

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on February 28, 2007, was 48,846,550.

FactSet Research Systems Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2007	2006	2007	2006
Revenues	$116,313	$93,665	$225,194	$183,319

Operating expenses
Cost of services	36,730	29,122	71,671	57,186
Selling, general and administrative	41,798	34,899	80,317	69,086

Total operating expenses	78,528	64,021	151,988	126,272

Income from operations	37,785	29,644	73,206	57,047

Other income	1,797	562	3,284	2,264

Income before income taxes	39,582	30,206	76,490	59,311

Provision for income taxes	13,101	10,964	26,214	20,874

Net income	$26,481	$19,242	$50,276	$38,437

Basic earnings per common share	$0.54	$0.40	$1.03	$0.79
Diluted earnings per common share	$0.52	$0.38	$0.98	$0.76

Weighted average common shares (Basic)	48,957	48,569	48,957	48,471
Weighted average common shares (Diluted)	51,314	50,767	51,230	50,308

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	February 28, 2007	August 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$139,142	$126,549
Investments	16,902	16,641
Receivables from clients and clearing broker, net of reserves	69,787	59,190
Deferred taxes	1,557	1,600
Other current assets	4,325	3,000

Total current assets	231,713	206,980
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	160,795	145,359
Less accumulated depreciation and amortization	(95,022)	(85,547)

Property, equipment and leasehold improvements, net	65,773	59,812
Goodwill	143,763	141,354
Intangible assets, net	39,948	43,074
Deferred taxes	5,378	3,554
Other assets	2,569	2,454

TOTAL ASSETS	$489,144	$457,228

CURRENT LIABILITIES
Accounts payable and accrued expenses	$19,009	$18,110
Accrued compensation	15,631	21,407
Deferred fees	25,550	25,322
Dividends payable	2,931	2,933
Taxes payable	6,909	9,689
Note payable	—	1,840

Total current liabilities	70,030	79,301
NON-CURRENT LIABILITIES
Deferred taxes	7,980	8,536
Deferred rent and other non-current liabilities	12,576	10,703

TOTAL LIABILITIES	90,586	98,540

Commitments and contingencies (See Note 7)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 55,727,123 and 55,395,289 shares issued; 48,846,550 and 48,889,483 shares outstanding at February 28, 2007 and August 31, 2006, respectively	557	554
Capital in excess of par value	144,137	130,033
Retained earnings	422,256	377,846
Accumulated other comprehensive income	6,113	3,328
Treasury stock, at cost: 6,880,573 and 6,505,806 shares at February 28, 2007 and August 31, 2006, respectively	(174,505)	(153,073)

TOTAL STOCKHOLDERS’ EQUITY	398,558	358,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489,144	$457,228

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended February 28,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,276	$38,437
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	13,573	11,432
Stock-based compensation expense	4,604	4,413
Deferred income taxes	(2,549)	(2,230)
Net gain realized on sale of available-for-sale securities	(61)	—
Gain on sale of Company-owned real estate	—	(1,342)
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	(10,539)	(3,377)
Accounts payable and accrued expenses	1,209	(1,084)
Accrued compensation	(5,874)	(8,806)
Deferred fees	28	703
Taxes payable	(2,815)	3,156
Landlord contributions	416	84
Other working capital accounts, net	(161)	2,059

Net cash provided by operating activities	48,107	43,445

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(27,873)
Proceeds from sales of investments	9,584	65,832
Purchases of investments	(9,855)	(66,503)
Proceeds from sale of Company-owned real estate	—	2,910
Purchases of property, equipment and leasehold improvements	(15,300)	(7,090)

Net cash used in investing activities	(15,571)	(32,724)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(5,781)	(4,755)
Repurchase of common stock	(21,432)	(687)
Repayment of note	(2,210)	—
Proceeds from employee stock plans	6,596	6,155
Income tax benefits from stock option exercises	2,602	1,825

Net cash (used in) provided by financing activities	(20,225)	2,538

Effect of exchange rate changes on cash and cash equivalents	282	232

Net increase in cash and cash equivalents	12,593	13,491
Cash and cash equivalents at beginning of period	126,549	59,457

Cash and cash equivalents at end of period	$139,142	$72,498

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2007

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of February 28, 2007 and for the three and six months ended February 28, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services known as workstations (also referred to as users), content and applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request that cash be transmitted to FactSet to pay for its services.

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

Under the guidance in SAB 104, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing broker does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing broker charges clearing fees. Clearing fees are recorded as a reduction to revenues in the period incurred, at the time that a client executes securities transactions through the designated clearing broker. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred.

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees.

The Company calculates a receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of February 28, 2007 and August 31, 2006, the receivable reserve was $1.2 million.

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. The Company is in the process of transitioning from Hewlett Packard Alpha mainframe machines to Hewlett Packard Integrity mainframe machines. As such, the estimated useful life of Alpha mainframe machines has been changed based upon their projected replacement dates. Alpha mainframes purchased after February 1, 2007 are depreciated on a straight-line basis over estimated useful lives of twelve months. Alpha mainframes purchased between September 1, 2006 and January 31, 2007 are depreciated on a straight-line basis over estimated useful lives of eighteen months. Alpha mainframes purchased between April and August 2006 are depreciated on a straight-line basis over estimated useful lives of two years. Alpha mainframes purchased before April 2006 are depreciated on a straight-line basis over an estimated useful life of three years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will permit the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its financial position and results of operations.

4. COMMON STOCK AND EARNINGS PER SHARE

On February 13, 2007, the Company announced a regular quarterly dividend of $0.06 per share. The cash dividend was paid on March 20, 2007, to common stockholders of record on February 28, 2007. Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended February 28,
	2007	2006
Balance at September 1	48,889	48,341
Common stock issued for employee stock plans	330	361
Repurchase of common stock	(372)	(23)

Balance at February 28	48,847	48,679

Share Repurchase Program

On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. Prior to that approval, $15.2 million remained authorized for repurchase under the June 20, 2005 share repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program. During the six months ended February 28, 2007, the Company repurchased 364,400 shares at an average cost of $57.34 per share under the program. At February 28, 2007, $115.2 million remains authorized for future share repurchases. The remaining 8,056 shares repurchased during fiscal 2007 were primarily repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Earnings per Share

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2007
Basic EPS
Income available to common stockholders	$26,481	48,957	$0.54
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,357

Income available to common stockholders	$26,481	51,314	$0.52

For the three months ended February 28, 2006
Basic EPS
Income available to common stockholders	$19,242	48,569	$0.40
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,198

Income available to common stockholders	$19,242	50,767	$0.38

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the six months ended February 28, 2007
Basic EPS
Income available to common stockholders	$50,276	48,957	$1.03
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,273

Income available to common stockholders	$50,276	51,230	$0.98

For the six months ended February 28, 2006
Basic EPS
Income available to common stockholders	$38,437	48,471	$0.79
Diluted EPS
Dilutive effect of stock options	—	1,837

Income available to common stockholders	$38,437	50,308	$0.76

Dilutive potential common shares consist of stock options and restricted stock awards. For the three and six months ended February 28, 2007, the January 2007 non-employee Directors’ stock option grant of 22,500 stock options was excluded from the calculation of diluted earnings per share because its inclusion would have been anti-dilutive. Similarly, weighted average stock options of 18,750 and 242,244 for the three and six months ended February 28, 2006, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive

5. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired technology, customer relationships, certain acquired content databases, trade names, and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, and February 2006, respectively. The weighted average useful life of all acquired intangible assets is 9.8 years at February 28, 2007.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 28, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,235	$5,192	$17,043
Software technology	19,254	7,454	11,800
Customer relationships	14,421	4,207	10,214
Trade names	1,696	1,213	483
Non-compete agreements	1,348	940	408

Total	$58,954	$19,006	$39,948

At August 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$21,740	$4,335	$17,405
Software technology	19,078	5,774	13,304
Customer relationships	14,149	3,046	11,103
Trade names	1,654	928	726
Non-compete agreements	1,330	794	536

Total	$57,951	$14,877	$43,074

There were no intangible assets acquired during the three and six months ended February 28, 2007. The change in the gross carrying amount of intangible assets at February 28, 2007 as compared to August 31, 2006 was due to foreign currency translation adjustments.

Amortization expense for intangible assets for the three months ended February 28, 2007 and 2006 was $2.0 million and $2.1 million, respectively. Amortization expense for intangible assets for the six months ended February 28, 2007 and 2006 was $3.9 million and $4.1 million, respectively. Estimated intangible asset amortization expense for fiscal 2007 and the five succeeding years is as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2007 (Remainder)	$3,879
2008	6,993
2009	6,611
2010	6,135
2011	3,741
Thereafter	12,589

Total	$39,948

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

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2007 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2006	$62,999	$78,355	$141,354
Goodwill acquired during the period	—	—	—
Purchase price adjustments	—	—	—
Foreign currency translation adjustments	—	2,409	2,409

Balance at February 28, 2007	$62,999	$80,764	$143,763

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At February 28, 2007, the Company leased office space domestically in Norwalk, Connecticut; New York, New York; Boston, Massachusetts; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Newark, New Jersey; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During the second quarter of fiscal 2007, the Company entered into new lease agreements in the ordinary course of business to support operations in New York and London. The new spaces expand existing locations and will accommodate approximately 315 professionals. During the fourth quarter of fiscal 2007, the Company expects to consolidate five New York office locations into one.

At February 28, 2007, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2007 (Remainder)	$4,427
2008	10,032
2009	11,864
2010	12,382
2011	11,666
Thereafter	79,808

Minimum lease payments	$130,179

Revolving Credit Facilities

In March 2007, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.4 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2007. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

The Tax Relief and Health Care Act of 2006 was enacted in December 2006 and included the extension of the Research and Development Credit (the “R&D Tax Credit”) from January 2006 through December 2007. The R&D Tax Credit had a 2.9% favorable impact on FactSet’s effective tax rate for the second quarter of fiscal 2007. The second quarter’s provision for income taxes reflected a $1.1 million reduction of FactSet’s estimated taxes from January through November 2006 and increased diluted earnings per share by $0.03.

Contingent Consideration in connection with previously completed business combinations

In relation to the JCF transaction, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the period November 1, 2004 through May 1, 2007. As of February 28, 2007, no targets have been attained or projected to be achieved, and as such, no amount of contingent consideration has been accrued for at February 28, 2007.

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

Stock Option Awards

The Company estimates the fair value of awards on the date of grant using an option-pricing model. Non-performance based options expire either seven or ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Performance based options expire seven years from the date of grant and, if performance conditions are met, vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date, and remain exercisable until expiration or cancellation.

Performance-based options require management to make assumptions regarding the likelihood of achieving Company performance goals. The number of performance-based options that ultimately vest will be predicated on the Company achieving certain financial performance levels for fiscal years 2007 and 2008. Dependent on the financial performance levels attained by FactSet during fiscal years 2007 and 2008, 20%, 60%, 100% or none of the performance-based stock options will ultimately vest to the grantees of those stock options. At February 28, 2007 we have estimated that 20% or 184,998 of the performance-based stock options should vest. This results in unamortized stock-based compensation expense of $2.2 million as of February 28, 2007, which is to be recognized by the Company over the next fifty-three months. A change in the actual financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Date of Grant	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(425)	$—
20%	$2,605	$—	$122
60%	$7,814	$850	$366
100%	$13,024	$1,701	$610

(A) Amounts represent the one-time cumulative adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

There is no current guarantee however that such options will vest in whole or in part.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three months ended February 28, 2007 and 2006, which was allocated as follows (in thousands):

	2007	2006
Cost of services	$660	$580
Selling, general and administrative	1,495	1,295

Stock-based compensation included in operating expenses	2,155	1,875

Tax impact of stock-based compensation	(774)	(503)

Stock-based compensation, net of tax	$1,381	$1,372

The following table summarizes stock-based compensation expense under SFAS 123(R) for the six months ended February 28, 2007 and 2006, which was allocated as follows (in thousands):

	2007	2006
Cost of services	$1,417	$1,376
Selling, general and administrative	3,187	3,037

Stock-based compensation included in operating expenses	4,604	4,413

Tax impact of stock-based compensation	(1,643)	(1,266)

Stock-based compensation, net of tax	$2,961	$3,147

As of February 28, 2007, $21.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.4 years. There were no stock-based compensation costs capitalized as of February 28, 2007 and 2006.

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

No stock options were granted to employees during the three and six months ended February 28, 2007.

During the second quarter of fiscal 2007, 22,500 stock options were granted to the Company’s non-employee Directors. The weighted average estimated value of the non-employee Directors’ stock options granted during the three months ended February 28, 2007 was $21.20 per share, using the lattice-binomial option model with the following weighted average assumptions:

Three months ended February 28, 2007
Term structure of risk-free interest rate	4.7% - 5.1%
Expected life **	5.9 years
Term structure of volatility	16.6% - 43.9%
Dividend yield	0.4%

**	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of stock options granted during the three and six months ended February 28, 2006 was $12.66 and $11.76 per share, respectively, using the lattice-binomial option model with the following weighted average assumptions:

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

The expected life of employee and non-employee Director stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee and non-employee Director stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

Employee Stock Purchase Plan

FactSet utilizes the Black-Scholes model to calculate the estimated fair value of shares issued under the Company’s employee stock purchase plan. The weighted average estimated value of shares issued during the three months ended February 28, 2007 and 2006 was $10.37 and $6.78 per share, respectively, with the following weighted average assumptions:

	Three Months Ended February 28,
	2007	2006
Risk-free interest rate	5.03%	4.6%
Expected life	3 months	3 months
Expected volatility	9%	11%
Dividend yield	0.4%	0.5%

The weighted average estimated value of shares issued during the six months ended February 28, 2007 and 2006 was $9.00 and $7.96 per share, respectively, with the following weighted average assumptions:

	Six Months Ended February 28,
	2007	2006
Risk-free interest rate	5.03%	4.0%
Expected life	3 months	3 months
Expected volatility	10%	41%
Dividend yield	0.4%	0.5%

Restricted Stock Awards

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. Restricted stock grants are amortized to expense over the vesting period using the straight-line method. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded as a reduction to capital in excess of par value in stockholders’ equity and is being amortized ratably to stock-based compensation expense over the vesting period of four years. There were no restricted stock grants during the three and six months ended February 28, 2007 and 2006.

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Australia. Sales and consulting personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, deprecation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers, data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At February 28, 2007, total goodwill of $143.8 million, is allocated to the U.S. segment totaling $63.0 million and in the European segment totaling $80.8 million. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended February 28, 2007
Revenues from clients	$81,933	$28,012	$6,368	$116,313
Segment operating profit	23,483	10,190	4,112	37,785

For the three months ended February 28, 2006
Revenues from clients	$67,175	$21,635	$4,855	$93,665
Segment operating profit	18,120	8,502	3,022	29,644

For the six months ended February 28, 2007
Revenues from clients	$158,176	$54,697	$12,321	$225,194
Segment operating profit	48,048	18,037	7,121	73,206
Total assets at February 28, 2007	334,599	146,953	7,592	489,144

For the six months ended February 28, 2006
Revenues from clients	$132,760	$41,294	$9,265	$183,319
Segment operating profit	36,448	14,699	5,900	57,047
Total assets at February 28, 2006	259,950	127,287	7,271	394,508

10. NOTE PAYABLE

On September 1, 2005, the Company issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among the Company, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash entitlement. The noteholder has the option to require the Company to repay all or any part of the note as of March 1, 2006 or any subsequent interest payment date. The note and related interest was paid in full on December 8, 2006.

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2007	2006	2007	2006
Net income	$26,481	$19,242	$50,276	$38,437
Other comprehensive income (loss), net of tax:
Net changes in unrealized (losses) gains on investments	(27)	28	(10)	25
Foreign currency translation adjustments	(513)	629	2,795	(3,676)

Comprehensive income	$25,941	$19,899	$53,061	$34,786

The components of accumulated other comprehensive income were as follows (in thousands):

	February 28, 2007	August 31, 2006
Accumulated unrealized gains on investments, net of tax	$33	$43
Accumulated foreign currency translation adjustment	6,080	3,285

Total accumulated other comprehensive income	$6,113	$3,328

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Employee count at February 28, 2007 was 1,486, up 17% from a year ago and 10% since the beginning of the fiscal year. Our total sales force grew approximately at the rate of revenues. Approximately one-third of the employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Results of Operations

	Three Months Ended February 28,			Six Months Ended February 28,
(In thousands, except per share data)	2007	2006	Change	2007	2006	Change
Revenues	$116,313	$93,665	24.2%	$225,194	$183,319	22.8%
Cost of services	36,730	29,122	26.1	71,671	57,186	25.3
Selling, general and administrative	41,798	34,899	19.8	80,317	69,086	16.3
Income from operations	37,785	29,644	27.5	73,206	57,047	28.3
Net income	26,481	19,242	37.6	50,276	38,437	30.8
Diluted earnings per common share	$0.52	$0.38	36.8%	$0.98	$0.76	28.9%
Diluted weighted average common shares	51,314	50,767		51,230	50,308

Revenues

Revenues - Revenues for the three months ended February 28, 2007 increased 24% to $116.3 million from $93.7 million for the same period ended February 28, 2006. Excluding $2.6 million of non-subscription revenues, $0.8 million of incremental revenues from the acquisition of Global Filings completed in February 2006 and $0.7 million of revenues attributable to the impact of foreign currency, revenue growth was 20% year over year. Revenues from FactSet services that are not sold on a subscription basis, such as workstations purchased for use by summer interns and revenues from our Partners license and development product, are excluded from our reported annual subscription value and are referred to as non-subscription revenues. For the first half of fiscal 2007, revenues advanced 23% to $225.2 million from $183.3 million in the prior year period. Revenue growth was driven by licensing applications and new database subscriptions to existing clients, expanding the number of users and establishing new client relationships. We continue to appeal to larger institutions to scale FactSet across many users groups and our ability to deliver intensive computing power and analytics to end users. Higher demand for the portfolio analysis workstation, in our suite of Portfolio Analytics products, and our quant services, increased subscriptions to benchmark content such as MSCI, Russell, S&P and FTSE. Incremental content for non-U.S. investors helped increase demand for our services.

Our Portfolio Analytics applications continued to be a source of growth during fiscal 2007. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. Demand for our quantitative services was strong. The newest version of our Alphatesting application and new content to analyze as reported data back in time continues to advance our quant offerings within existing clients. The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 500 clients consisting of 4,200 users subscribed to the PA 2.0 application as of February 28, 2007, a net increase of 54 clients and 600 users over the prior year.

Subscriptions - “Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At February 28, 2007, subscriptions were $462.8 million, up $82.5 million or 22% from the prior year total of $380.3 million. Subscriptions increased $23.3 million from December 1, 2006 to February 28, 2007 and were up $23.4 million excluding foreign currency. On a constant currency basis, subscriptions increased $79.5 million over the last twelve months, up 21%. Subscriptions from overseas operations increased from $110.1 million at February 28, 2006 to $138.4 million at February 28, 2007, representing 30% of the company-wide total. Subscription growth was strong, demonstrating our ability to deploy solutions to service the global needs of large institutions. The performance of portfolio analytics and our ability to license out our proprietary content, including deal and ownership data, enhanced our subscription growth. At quarter-end, the average subscription per client was $247,000, up from $237,000 at August 31, 2006 and $228,000 at February 28, 2006. Subscription growth in fiscal 2007 was due to the addition of net new clients, incremental subscriptions to our services by existing clients and increased users.

Clients and Users - At February 28, 2007, client count was 1,872, a net increase of 206 clients or 12% over the prior 12 months and 42 clients in the past three months. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies. We were also successful in licensing out our proprietary content including deal and ownership data. There were approximately 32,000 users at February 28, 2007, up 1,000 net users during the second quarter and up 15% from February 28, 2006.

At February 28, 2007, client retention remained at a rate in excess of 95%, confirming breadth and depth of a product suite that is deployed by a high quality, institutional client base. No individual client accounted for more than 3% of total subscriptions as of February 28, 2007. Subscriptions from the ten largest clients are less than 15% of total client subscriptions.

	Three Months Ended February 28,			Six Months Ended February 28,
(In thousands)	2007	2006	Change	2007	2006	Change
Domestic	$81,933	$67,175	22.0%	$158,176	$132,761	19.1%
% of revenues	70.4%	71.7%		70.2%	72.4%
International	$34,380	$26,490	29.8%	$67,018	$50,558	32.6%
% of revenues	29.6%	28.3%		29.8%	27.6%
Consolidated	$116,313	$93,665	24.2%	$225,194	$183,319	22.8%

Revenues by Geographic Region - Revenues from the domestic business increased 22% to $81.9 million during the three months ended February 28, 2007 compared to $67.2 million in the same period a year ago. Excluding $1.4 million of non-subscription revenues, domestic revenue growth was 20% year over year. International revenues in the second quarter of fiscal 2007 were $34.4 million, an increase of 30% from $26.5 million in the prior year period. Excluding $1.2 million of non-subscription revenues, $0.8 million of incremental revenues from the acquisition of Global Filings completed in February 2006 and $0.7 million of revenues attributable to the impact of foreign currency, international revenue growth was 21% year over year. European revenues advanced 29% to $28.0 million, largely related to content additions in our non-U.S. product suite and additional international clients generated from an increase in the number of employees servicing clients abroad. Asia Pacific revenues grew to $6.4 million, up 31% from the same period a year ago. Revenues from international operations accounted for 30% and 28% of our consolidated revenues for the second quarter of fiscal 2007 and 2006, respectively.

Currency Impact - Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three and six months ended February 28, 2007, our expenses recorded in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $6.7 million and $13.5 million, respectively. During the three and six months ended February 28, 2006, our expenses recorded in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $3.8 million and $7.4 million, respectively. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. The effect of currency movements on the second quarter’s revenue was immaterial. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

Operating Expenses

	Three Months Ended February 28,			Six Months Ended February 28,
(In thousands)	2007	2006	Change	2007	2006	Change
Cost of services	$36,730	$29,122	26.1%	$71,671	$57,186	25.3%
Selling, general and administrative	41,798	34,899	19.8	80,317	69,086	16.3
Total operating expenses	78,528	64,021	22.7	151,988	126,272	20.4
Income from operations	$37,785	$29,644	27.5%	$73,206	$57,047	28.3%
Operating Margin	32.5%	31.6%		32.5%	31.1%

Cost of Services

For the three months ended February 28, 2007, cost of services increased 26% to $36.7 million from $29.1 million in the comparable prior year period. During the first six months of fiscal 2007, cost of services advanced 25% to $71.7 million from $57.2 million in the first half of fiscal 2006. Cost of services expressed as a percentage of revenues increased to 31.6% during the second quarter of fiscal 2007 from 31.1% a year ago. The increase in cost of services as a percentage of revenues was 60 basis points for the first half of fiscal 2007. The increase was driven by higher employee compensation and computer related expenses partially offset by lower amortization of intangible assets.

Employee compensation and benefits for our software engineering and consulting departments increased 0.6% and 0.5%, respectively, as a percentage of revenues during the second quarter and first half of fiscal 2007 compared to the same periods a year ago. Expressed in dollars, employee compensation advanced $4.4 million and $7.8 million for the three and six months ended February 28, 2007 as compared to the identical periods in the previous year. Employee additions as well as normal merit increases primarily accounted for the rise in employee compensation. The increase in depreciation of computer-related equipment as a percentage of revenues by 0.4% in the second quarter of fiscal 2007 and 0.3% in the first half of fiscal 2007 compared to the same periods in fiscal 2006 was due to commencing our implementation plans to transition to Hewlett Packard’s new Integrity mainframe machine from our existing Hewlett Packard Alpha machines.

A reduction in amortization of intangible assets partially offset these component increases of cost of services. Amortization expense as a percentage of revenues declined 0.5% in the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006 due to a decline in acquisition activity compared to previous years.

Selling, General and Administrative

For the three months ended February 28, 2007, selling, general, and administrative (“SG&A”) expenses advanced 20% to $41.8 million from $34.9 million in the second quarter of fiscal 2006. During the first six months of fiscal 2007, SG&A expenses advanced 16% to $80.3 million from $69.1 million in the first half of fiscal 2006. However, SG&A expenses expressed as a percentage of revenues declined to 35.9% during the second quarter of fiscal 2007 from 37.3% a year ago. The decrease in SG&A expenses as a percentage of revenues was 200 basis points for the first half of fiscal 2007. The decreases in SG&A as a percentage of revenues were driven by lower occupancy costs and miscellaneous expenses partially offset by higher travel and marketing expenses.

Occupancy costs as a percentage of revenues decreased 0.9% and 0.8%, respectively during the second quarter and first half of fiscal 2007 as compared to the same periods a year ago. Lower occupancy costs are temporary and are being driven by the timing of acquiring new space to support a growing employee base. In the prior year, there was redundant office space during the time our European headquarters was under construction. In addition, during the just completed second quarter, lease agreements were executed in the ordinary course of business to support operations in New York and London. The new spaces expand existing locations and will accommodate approximately 315 professionals. In New York, we expect to consolidate five office locations into one. The reduction of miscellaneous expenses as a percentage of revenues by 0.7% during the first half of fiscal 2007 as compared to the same period a year ago was the result of a payment in prior years related to acquisition activity.

An increase in marketing and travel expenses partially offset these component decreases of SG&A expenses. Marketing expenses, as a percentage of revenues, increased 0.6% in the second quarter of fiscal 2007 and 0.3% in the first half of fiscal 2007 compared to the same periods in fiscal 2006 due to a shift in the timing of expenditures during the fiscal year. Travel and entertainment expenses, as a percentage of revenues, increased 0.7% in the second quarter of fiscal 2007 and 0.2% in the first half of fiscal 2007 compared to the same periods in fiscal 2006, driven by more employees conducting sales and consulting activities.

Income from Operations and Operating Margin

Operating income advanced 28% to $37.8 million for the three months ended February 28, 2007 as compared to the prior year period. For the six months ended February 28, 2007, income from operations advanced 28% to $73.2 million as compared to $57.0 million in the same period a year ago. Our operating margin during the second quarter of fiscal 2007 was 32.5%, up from 31.6% a year ago and flat compared to the first quarter of fiscal 2007. The operating margin for the first six months of fiscal 2007 was 32.5% compared to 31.1% in the first half of fiscal 2006. Operating margin expansion in 2007 resulted from 23% growth in revenues, lower amortization expense of intangible assets, decline in miscellaneous expenses, reduced communication costs and lower occupancy costs, partially offset by increases in employee compensation and depreciation of computer-related equipment.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended February 28,			Six Months Ended February 28,
(In thousands, except per share data)	2007	2006	Change	2007	2006	Change
Other income	$1,797	$562	220%	$3,284	$2,264	45.1%
Provision for income taxes	13,101	10,964	19.5	26,214	20,874	25.6
Net income	26,481	19,242	37.6	50,276	38,437	30.8
Diluted earnings per common share	$0.52	$0.38	36.8%	$0.98	$0.76	28.9%
Effective Tax Rate	33.1%	36.3%		34.3%	35.2%

Other Income

During the three months ended February 28, 2007, other income more than tripled, increasing $1.2 million year over year. Other income advanced $1.0 million or 45% during the first half of fiscal 2007 as compared to the same period a year ago. The growth in other income was driven by higher interest income during fiscal 2007 as compared to the prior year due to higher cash and investment balances, rising interest rates and shifting available cash from short-term municipal securities to short-term money market instruments. Partially offsetting the increase was the sale of Company-owned real estate which resulted in a pre-tax gain of $1.3 million during the first quarter of fiscal 2006. The gain was included in other income and had no impact on operating income during any fiscal period.

Income Taxes

For the three and six months ended February 28, 2007, the provision for income taxes advanced to $13.1 million and $26.2 million from $11.0 million and $20.9 million in the comparable prior year periods. Our effective tax rate for the second quarter of fiscal 2007 was 33.1% versus 36.3% for the prior year second quarter. The effective tax rate of 33.1% from the second quarter of fiscal 2007 is broken down into 36.0% from recurring operations offset by a benefit $1.1 million or 2.9% from the reenactment of the U.S. Federal Research and Development Credit (the “R&D Tax Credit”) in December 2006, retroactive to January 1, 2006. For the first six months of fiscal 2007 our effective tax rate was 34.3% versus 35.2% in the prior year period. The decrease in our effective tax rate during the first half of fiscal 2007 compared to fiscal 2006 was primarily due to the reenactment of the U.S. Federal R&D tax credit, retroactive to January 1, 2006 and the favorable effect of a first-time tax credit in France partially offset by the inclusion of a tax benefit of 1.3% from the closure of previously filed tax returns during the first half of fiscal 2006.

The Tax Relief and Health Care Act of 2006 was enacted in December 2006 and includes the extension of the U.S. Federal R&D Tax Credit from January 2006 through December 2007. The R&D Tax Credit has a favorable impact on our effective tax rate for fiscal 2007. The second quarter’s provision for income taxes reflected a $1.1 million reduction of our estimated taxes from January through November 2006 and increased diluted earnings per share by $0.03.

Net Income and Earnings per Share

Net income rose 38% to $26.5 million and diluted earnings per share increased 37% to $0.52 for the three months ended February 28, 2007. During the first half of fiscal 2007, net income advanced 31% to $50.3 million and diluted earnings per share increased 29% to $0.98 as compared to same period a year ago. In addition to higher operating income, net income was favorably impacted by other income and a lower tax rate in fiscal 2007.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Six months ended February 28,	2007	2006
Cash and cash equivalents (as of February 28)	$139,142	$72,948
Net cash provided by operating activities	48,107	43,445
Net cash used in investing activities	(15,571)	(32,724)
Net cash (used in) provided by financing activities	(20,225)	2,538
Capital expenditures	15,300	7,090
Free cash flow (1)	$32,807	$36,355
(1)

We define free cash flow as cash provided by operating activities less capital expenditures. Free cash flow is not intended as an alternative measure of cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles in the U.S. Management believes that this financial measure is useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals.

Cash and cash equivalents aggregated to $139.1 million or 28% of our total assets at February 28, 2007, compared with $126.5 million or 28% of our total assets at August 31, 2006 and consistent with our cash balance at November 30, 2006. Our cash and cash equivalents increased $12.6 million since August 31, 2006 as a result of cash provided by operations of $48.1 million and cash inflows of $9.2 million from the exercise of employee stock options. Partially offsetting these cash inflows were cash outflows $21.4 million related to stock repurchases, dividends paid of $5.8 million, capital expenditures of $15.3 million and the repayment of a note in connection with the acquisition of the AlphaMetrics business for $2.2 million.

During the last twelve months, free cash flows were $94 million. Free cash flows generated during the second quarter of fiscal 2007 were $17.8 million, down from $25.7 million over the year ago quarter. Drivers of free cash flow during the second quarter were record levels of net income and higher non-cash expenses partially offset by a decline in working capital and higher capital expenditures. The decline in working capital was caused by an $8.6 million increase in accounts receivable and the timing of U.S. federal estimated tax payments.

The $8.6 million increase in accounts receivable was due to three primary reasons. First, during the second quarter of fiscal 2007 we issued invoices for services to be provided over the next twelve months that aggregated to approximately $10 million. Secondly, cash collections were hampered by a lower number of business days during the second fiscal quarter of 2007. During the just completed quarter, there were sixty business days, three less than a normal quarter. Lastly, over the last two years, DSO has been reduced by 18% to a low of approximately 51 days at November 30, 2006. The DSO at February 28, 2007 was approximately 55 days and the increase represents a reversion to the two year average. Over the last twelve months, accounts receivable have increased 18% while subscriptions have advanced 22%.

Regarding the timing of the U.S. federal tax payments, we historically remit estimated tax payments for the first half of the year during the second quarter. On December 15, 2007, we paid $11.2 million representing our estimated tax payment for the just completed first quarter, which reduced our free cash flow during the second quarter. Estimated tax payments during the second quarter of fiscal 2007 were $23.4 million, up from $11.8 million in the year ago quarter.

Capital Resources

Capital Expenditures

Capital expenditures for the quarter ended February 28, 2007 totaled $7.3 million, up from $5.7 million in the same period a year ago. Significant capital expenditures included $2.1 million for the purchase of two additional Hewlett Packard Alpha mainframes and the build-out of new space in our New York and Norwalk locations. Capital expenditures for the first half of fiscal 2007 totaled $15.3 million, more than doubling the prior year expenditures of $7.1 million. The significant increase in capital expenditures included $4.0 million for the purchase of four additional Hewlett Packard Alpha mainframes, increasing our data storage capacity by 65% and the build-out of new space in our Chicago, New York, and Norwalk locations.

Capital expenditures are expected to total approximately $35 million to $39 million for fiscal 2007. The increase in capital expenditures is a result of accelerating our New York office expansion from the first quarter of fiscal 2008 to the fourth quarter of fiscal 2007.

Capital Needs

On September 1, 2005, we issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bears interest from and including September 1, 2005 at the rate of one percent below LIBOR and payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among us, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash consideration. The noteholder has the option to require us to repay all or any part of the note as of March 1, 2006, or any subsequent interest payment date. The note and related interest was repaid in full on December 8, 2006.

We currently have no other outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2007, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.4 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 28, 2007. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and six months ended February 28, 2007, there were no significant changes to our contractual obligations as of August 31, 2006.

In relation to the JCF transaction, up to €5,000,000 of contingent consideration will be payable if certain subscription targets are met during the period November 1, 2004 through May 1, 2007. As of February 28, 2007, no targets have been attained or projected to be achieved, and as such, no amount of contingent consideration has been accrued for at February 28, 2007.

Share Repurchases

On March 19, 2007, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. Prior to that approval, $15.2 million remained authorized for repurchase under the June 20, 2005 share repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the six months ended February 28, 2007, we repurchased 364,400 shares at an average cost of $57.34 per share under the program. At February 28, 2007, $115.2 million remains authorized for future share repurchases.

Dividends

On March 19, 2007, our Board of Directors approved an increase in the quarterly cash dividend by 100% to $0.12 per share, or $0.48 per share per annum, beginning with our next dividend payment in June 2007. Cash dividends will be paid using existing and future cash generated by operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of February 28, 2007.

Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2006. With the exception of a change in the estimated useful life of the Alpha mainframe machines purchased during fiscal 2007, there were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2006.

The estimated useful life of Alpha mainframe machines has been changed based upon their projected replacement dates because of our process to transition from Hewlett Packard Alpha mainframe machines to Hewlett Packard Integrity mainframe machines. Alpha mainframes purchased after February 1, 2007 are depreciated on a straight-line basis over estimated useful lives of twelve months. Alpha mainframes purchased between September 1, 2006 and January 31, 2007 are depreciated on a straight-line basis over estimated useful lives of eighteen months. Alpha mainframes purchased between April and August 2006 are depreciated on a straight-line basis over estimated useful lives of two years. Alpha mainframes purchased before April 2006 are depreciated on a straight-line basis over an estimated useful life of three years.

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

Business Outlook

The following forward-looking statements reflect our expectations as of April 9, 2007. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2007 Expectations

•	Revenues are expected to range between $118 million and $121 million. Included in this amount is a $1.0 million reduction in non-subscription revenues compared to the just completed second quarter.

•	Operating margins are expected to range between 31.5% and 33.5%.

•	The effective tax rate is expected to range between 35.0% and 36.0%.

Full Year Fiscal 2007

•

Capital expenditures should total approximately $35 million to $39 million. The increase in capital expenditures is a result of accelerating our plan to expand and consolidate New York office space from the first quarter of fiscal 2008 to the fourth quarter of fiscal 2007.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
December 2006	—	—	—	$31,309
January 2007	47,700	$57.23	47,700	28,579
February 2007	224,200	$59.62	224,200	115,212

	271,900		271,900	$115,212

(1)	On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. This table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 6.	EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
10.1	Eight Amendment to 364-Day Credit Agreement, dated March 21, 2007

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date: April 9, 2007	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER
10.1	Eighth Amendment to 364-Day Credit Agreement, dated March 21, 2007

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer