Form 10-Q
period 2007-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2007-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2007

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on May 31, 2007 was 48,870,717.

FactSet Research Systems Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME– Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2007	2006	2007	2006
Revenues	$121,075	$98,815	$346,269	$282,134

Operating expenses
Cost of services	39,429	31,543	111,100	88,729
Selling, general and administrative	42,429	36,319	122,746	105,405

Total operating expenses	81,858	67,862	233,846	194,134
Income from operations	39,217	30,953	112,423	88,000
Other income	2,143	1,060	5,427	3,324

Income before income taxes	41,360	32,013	117,850	91,324
Provision for income taxes	12,785	10,977	38,999	31,851

Net income	$28,575	$21,036	$78,851	$59,473

Basic earnings per common share	$0.58	$0.43	$1.61	$1.22
Diluted earnings per common share	$0.56	$0.41	$1.54	$1.18

Weighted average common shares (Basic)	48,911	48,849	48,942	48,597
Weighted average common shares (Diluted)	51,387	50,909	51,310	50,561

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	May 31, 2007	August 31, 2006
CURRENT ASSETS
Cash and cash equivalents	$172,045	$126,549
Investments	17,135	16,641
Receivables from clients and clearing broker, net of reserves	55,039	59,190
Deferred taxes	1,718	1,600
Other current assets	5,142	3,000

Total current assets	251,079	206,980
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	171,027	145,359
Less accumulated depreciation and amortization	(100,713)	(85,547)

Property, equipment and leasehold improvements, net	70,314	59,812
Goodwill	144,728	141,354
Intangible assets, net	38,375	43,074
Deferred taxes	6,490	3,554
Other assets	2,571	2,454

TOTAL ASSETS	$513,557	$457,228

CURRENT LIABILITIES
Accounts payable and accrued expenses	$16,056	$18,110
Accrued compensation	19,954	21,407
Deferred fees	25,872	25,322
Dividends payable	5,864	2,933
Taxes payable	4,401	9,689
Note payable	—	1,840

Total current liabilities	72,147	79,301
NON-CURRENT LIABILITIES
Deferred taxes	6,706	8,536
Deferred rent and other non-current liabilities	14,049	10,703

TOTAL LIABILITIES	92,902	98,540

Commitments and contingencies (See Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized, 55,948,220 and 55,395,289 shares issued; 48,870,717 and 48,889,483 shares outstanding at May 31, 2007 and August 31, 2006, respectively	559	554
Capital in excess of par value	153,998	130,033
Retained earnings	444,966	377,846
Accumulated other comprehensive income	7,942	3,328
Treasury stock, at cost: 7,077,503 and 6,505,806 shares at May 31, 2007 and August 31, 2006, respectively	(186,810)	(153,073)

TOTAL STOCKHOLDERS’ EQUITY	420,655	358,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$513,557	$457,228

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,851	$59,473
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,223	17,749
Stock-based compensation expense	6,827	6,356
Deferred income taxes	(5,428)	1,177
Net gain realized on sale of available-for-sale securities	(62)	—
Gain on sale of Company-owned real estate	—	(1,342)
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	4,265	(7,119)
Accounts payable and accrued expenses	(1,809)	2,405
Accrued compensation	(1,589)	(4,667)
Deferred fees	178	6,190
Taxes payable	(5,299)	3,560
Landlord contributions	432	548
Other working capital accounts, net	1,473	3,742

Net cash provided by operating activities	99,062	88,072

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(28,280)
Proceeds from sales of investments	12,984	83,638
Purchases of investments	(13,490)	(83,523)
Proceeds from sale of Company-owned real estate	—	2,910
Purchases of property, equipment and leasehold improvements	(25,407)	(20,526)

Net cash used in investing activities	(25,913)	(45,781)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(8,792)	(7,150)
Repurchase of common stock	(33,737)	(7,365)
Repayment of note	(2,258)	—
Proceeds from employee stock plans	11,436	11,701
Income tax benefits from stock option exercises	5,365	4,001

Net cash (used in) provided by financing activities	(27,986)	1,187

Effect of exchange rate changes on cash and cash equivalents	333	(751)

Net increase in cash and cash equivalents	45,496	42,727
Cash and cash equivalents at beginning of period	126,549	59,457

Cash and cash equivalents at end of period	$172,045	$102,184

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2007

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of May 31, 2007 and for the three and nine months ended May 31, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2006 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2006.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, useful lives of fixed and intangible assets, accrued liabilities, accrued compensation, asset retirement obligations, stock-based compensation, receivable reserves, contingent liabilities and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services known as workstations (also referred to as users), content and applications. Investment management clients may pay for FactSet services either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request that cash be transmitted to FactSet to pay for its services.

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of May 31, 2007, the amount of receivables from clients and clearing broker, net that was unbilled totaled $0.8 million, which was billed at the beginning of June 2007.

The Company calculates a receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of May 31, 2007 and August 31, 2006, the receivable reserve was $1.3 and $1.2 million, respectively.

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. The Company is in the process of transitioning from Hewlett Packard Alpha mainframe machines to Hewlett Packard Integrity mainframe machines. As such, the estimated useful life of Alpha mainframe machines has been changed based upon their projected replacement dates. Alpha mainframes purchased after February 1, 2007 are depreciated on a straight-line basis over estimated useful lives of twelve months. Alpha mainframes purchased between September 1, 2006 and January 31, 2007 are depreciated on a straight-line basis over estimated useful lives of eighteen months. Alpha mainframes purchased between April and August 2006 are depreciated on a straight-line basis over estimated useful lives of two years. Alpha mainframes purchased before April 2006 are depreciated on a straight-line basis over an estimated useful life of three years. Subsequent to the transition to the Hewlett Packard Integrity machines, the Company anticipates all future computer equipment purchases, including mainframe machines, will be depreciated over estimated useful lives of three years. Depreciation of furniture and fixtures is recognized using the double declining balance method over estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation clarified the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. Specifically, FIN 48 clarifies the application of SFAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on required disclosures, the measurement, recognition, and classification of uncertain tax positions as well as accounting for interest and penalties. This interpretation is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of fiscal 2008. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48 and clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by the Company in the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined if the adoption of FIN 48 will have a significant impact on the Company’s consolidated financial statements.

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

4. COMMON STOCK AND EARNINGS PER SHARE

On March 20, 2007, the Company announced that its Board of Directors approved increasing the regular quarterly dividend by 100% to $0.12 per share, or $0.48 per share per annum, beginning with the Company’s dividend payment in June 2007. The cash dividend of $5.9 million was paid on June 19, 2007, to common stockholders of record on May 31, 2007. Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2007	2006
Balance at September 1	48,889	48,341
Common stock issued for employee stock plans	551	673
Repurchase of common stock	(569)	(179)

Balance at May 31	48,871	48,835

Share Repurchase Program

On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program. During the nine months ended May 31, 2007, the Company repurchased 555,500 shares at an average cost of $59.30 per share under the program. At May 31, 2007, $103.2 million remains authorized for future share repurchases. The remaining 13,888 shares repurchased during fiscal 2007 were primarily stock swaps in connection with the exercise of stock options and repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Earnings per Share

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows (in thousands, except per share data):

	Weighted Average
	Net Income (Numerator)	Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2007
Basic EPS
Income available to common stockholders	$28,575	48,911	$0.58
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,476

Income available to common stockholders	$28,575	51,387	$0.56

For the three months ended May 31, 2006
Basic EPS
Income available to common stockholders	$21,036	48,849	$0.43
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,060

Income available to common stockholders	$21,036	50,909	$0.41

For the nine months ended May 31, 2007
Basic EPS
Income available to common stockholders	$78,851	48,942	$1.61
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,368

Income available to common stockholders	$78,851	51,310	$1.54

For the nine months ended May 31, 2006
Basic EPS
Income available to common stockholders	$59,473	48,597	$1.22
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,964

Income available to common stockholders	$59,473	50,561	$1.18

Dilutive potential common shares consist of stock options and restricted stock awards. No stock options were excluded from the calculation of diluted earnings per share for the three months ended May 31, 2007 and 2006. However, 23,635 stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the nine months ended May 31, 2007. Similarly, 22,500 stock options were excluded from the calculation of diluted earnings per share because its inclusion would have been anti-dilutive for the nine months ended May 31, 2006.

5. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired technology, customer relationships, certain acquired content databases, trade names, and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, and February 2006, respectively. The weighted average useful life of all acquired intangible assets is 9.8 years at May 31, 2007.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,520	$5,637	$16,883
Software technology	19,332	8,302	11,030
Customer relationships	14,542	4,789	9,753
Trade names	1,719	1,363	356
Non-compete agreements	1,355	1,002	353

Total	$59,468	$21,093	$38,375

At August 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$21,740	$4,335	$17,405
Software technology	19,078	5,774	13,304
Customer relationships	14,149	3,046	11,103
Trade names	1,654	928	726
Non-compete agreements	1,330	794	536

Total	$57,951	$14,877	$43,074

There were no intangible assets acquired during the three and nine months ended May 31, 2007. The change in the gross carrying amount of intangible assets at May 31, 2007 as compared to August 31, 2006 was due to foreign currency translation adjustments.

Amortization expense for intangible assets for the three months ended May 31, 2007 and 2006 was $2.0 million and $2.1 million, respectively. Amortization expense for intangible assets for the nine months ended May 31, 2007 and 2006 was $5.9 million and $6.2 million, respectively. The estimated future amortization expense of intangible assets as of May 31, 2007 is as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2007 (Remainder)	$1,941
2008	7,041
2009	6,655
2010	6,177
2011	3,778
Thereafter	12,783

Total	$38,375

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

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2007 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2006	$62,999	$78,355	$141,354
Goodwill acquired during the period	—	—	—
Purchase price adjustments	—	—	—
Foreign currency translation adjustments	—	3,374	3,374

Balance at May 31, 2007	$62,999	$81,729	$144,728

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At May 31, 2007, the Company leased office space domestically in Norwalk, Connecticut; New York, New York; Boston, Massachusetts; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Newark, New Jersey; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; East Sussex; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

A new lease agreement in the ordinary course of business to support operations in New York became effective during the third quarter of fiscal 2007, which will result in incremental future minimum rental payments of $12.2 million over the remaining non-cancelable lease term. The new space will accommodate approximately 170 professionals. During the fourth quarter of fiscal 2007, the Company expects to consolidate five New York office locations into one.

At May 31, 2007, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2007 (Remainder)	$2,275
2008	11,242
2009	13,943
2010	14,011
2011	13,379
Thereafter	85,233

Minimum lease payments	$140,083

Revolving Credit Facilities

In March 2007, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2007. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

The Tax Relief and Health Care Act of 2006 was enacted in December 2006 and included the extension of the Research and Development Credit (the “R&D Tax Credit”) from January 2006 through December 2007. The R&D Tax Credit had a 2.9% favorable impact on FactSet’s effective tax rate during the second quarter of fiscal 2007.

The third quarter’s provision for income taxes reflected income tax benefits of $1.9 million primarily from a Section 199 tax deduction pertaining to fiscal 2006.

Contingent Consideration in connection with previously completed business combinations

In relation to the JCF transaction, up to €5,000,000 of contingent consideration would have been payable if certain subscription targets had been met during the period November 1, 2004 through May 1, 2007. The subscription targets were not attained and as such, no amount of contingent consideration was due at May 1, 2007.

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

Stock Option Awards

The Company estimates the fair value of awards on the date of grant using an option-pricing model. Non-performance based options expire either seven or ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Performance based options expire seven years from the date of grant and, if performance conditions are met over the two year period ending August 31, 2008, vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date, and remain exercisable until expiration or cancellation.

Performance-based options require management to make assumptions regarding the likelihood of achieving Company performance goals. The number of performance-based options that ultimately vest will be predicated on the Company achieving certain financial performance levels for fiscal years 2007 and 2008. Dependent on the financial performance levels attained by FactSet during fiscal years 2007 and 2008, 20%, 60%, 100% or none of the performance-based stock options will ultimately vest to the grantees of those stock options. At May 31, 2007 we have estimated that 20% or 184,998 of the performance-based stock options should vest. This results in unamortized stock-based compensation expense of $2.0 million as of May 31, 2007, which is to be recognized by the Company over the next fifty months. A change in the actual financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Date of Grant	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(621)	$—
20%	$2,605	$—	$119
60%	$7,814	$1,243	$357
100%	$13,024	$2,485	$595
(A)	Amounts represent the one-time cumulative adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

There is no current guarantee however that such options will vest in whole or in part.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three months ended May 31, 2007 and 2006, which was allocated as follows (in thousands):

	2007	2006
Cost of services	$685	$624
Selling, general and administrative	1,538	1,319

Stock-based compensation included in operating expenses	2,223	1,943
Tax impact of stock-based compensation	(843)	(639)

Stock-based compensation, net of tax	$1,380	$1,304

The following table summarizes stock-based compensation expense under SFAS 123(R) for the nine months ended May 31, 2007 and 2006, which was allocated as follows (in thousands):

	2007	2006
Cost of services	$2,102	$2,000
Selling, general and administrative	4,725	4,356

Stock-based compensation included in operating expenses	6,827	6,356
Tax impact of stock-based compensation	(2,486)	(1,905)

Stock-based compensation, net of tax	$4,341	$4,451

As of May 31, 2007, $19.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. There were no stock-based compensation costs capitalized as of May 31, 2007 and 2006.

Stock Option Fair Value Determination

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates and actual employee stock option exercise behaviors.

During the second quarter of fiscal 2007, 22,500 stock options were granted to the Company’s non-employee Directors with an estimated value of $21.20 per share using the lattice-binomial option model with the following weighted average assumptions:

Nine months ended May 31, 2007
Term structure of risk-free interest rate	4.7% - 5.1%
Expected life *	5.9 years
Term structure of volatility	16.6% - 43.9%
Dividend yield	0.4%
*	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

There were no employee stock options granted during the three months ended May 31, 2006. The weighted average estimated value of stock options granted during the nine months ended May 31, 2006 was $11.76 per share, respectively, using the lattice-binomial option model with the following weighted average assumptions:

Nine months ended May 31, 2006
Term structure of risk-free interest rate	3.4% - 4.5%
Expected life *	4.6 years
Term structure of volatility	24.8% - 46.6%
Dividend yield	0.5%
*	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

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

Employee Stock Purchase Plan

FactSet utilizes the Black-Scholes model to calculate the estimated fair value of shares issued under the Company’s employee stock purchase plan. The weighted average estimated value of shares issued during the three months ended May 31, 2007 and 2006 was $10.98 and $7.24 per share, respectively, with the following weighted average assumptions:

	Three Months Ended May 31,
	2007	2006
Risk-free interest rate	4.9%	4.9%
Expected life	3 months	3 months
Expected volatility	10%	15%
Dividend yield	0.5%	0.5%

The weighted average estimated value of shares issued during the nine months ended May 31, 2007 and 2006 was $9.64 and $7.73 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2007	2006
Risk-free interest rate	5.0%	4.3%
Expected life	3 months	3 months
Expected volatility	10%	33%
Dividend yield	0.4%	0.5%

Restricted Stock Awards

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. Restricted stock grants are amortized to expense over the vesting period using the straight-line method. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded as a reduction to capital in excess of par value in stockholders’ equity and is being amortized ratably to stock-based compensation expense over the vesting period of four years. There were no restricted stock grants during the three and nine months ended May 31, 2007 and 2006.

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Australia. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, deprecation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At May 31, 2007, total goodwill of $144.7 million, is allocated to the U.S. segment totaling $63.0 million and in the European segment totaling $81.7 million. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended May 31, 2007
Revenues from clients	$86,024	$28,666	$6,385	$121,075
Segment operating profit	26,923	8,511	3,783	39,217

For the three months ended May 31, 2006
Revenues from clients	$70,209	$23,487	$5,119	$98,815
Segment operating profit	19,453	8,116	3,384	30,953

For the nine months ended May 31, 2007
Revenues from clients	$244,199	$83,363	$18,707	$346,269
Segment operating profit	74,972	26,547	10,904	112,423
Total assets at May 31, 2007	362,123	143,996	7,438	513,557

For the nine months ended May 31, 2006
Revenues from clients	$202,969	$64,781	$14,384	$282,134
Segment operating profit	55,901	22,815	9,284	88,000
Total assets at May 31, 2006	287,794	141,897	6,592	436,283

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

11. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2007	2006	2007	2006
Net income	$28,575	$21,036	$78,851	$59,473
Other comprehensive income (loss), net of tax:
Net changes in unrealized losses on investments	(2)	(46)	(12)	(21)
Foreign currency translation adjustments	1,831	6,944	4,626	3,268

Comprehensive income	$30,404	$27,934	$83,465	$62,720

The components of accumulated other comprehensive income were as follows (in thousands):

	May 31, 2007	August 31, 2006
Accumulated unrealized gains on investments, net of tax	$31	$43
Accumulated foreign currency translation adjustment	7,911	3,285

Total accumulated other comprehensive income	$7,942	$3,328

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We combine more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in any of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Approximately 75% of our revenue is generated from our investment management clients, while the remaining revenue is primarily derived from investment banking clients, which is consistent with our subscriptions by type.

Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. Clients may also direct commissions to unrelated third party brokers and request that cash be transmitted to FactSet to pay for its services. Services paid in commissions represented 24% of the total revenues earned during the three months ended May 31, 2007, down from 41% approximately three years ago.

Employee count at May 31, 2007 was 1,544, up 20% from a year ago and 13% since the beginning of the fiscal year. Our total sales force grew approximately at the rate of revenues. Approximately one-third of the employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Results of Operations

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands, except per share data)	2007	2006	Change	2007	2006	Change
Revenues	$121,075	$98,815	22.5%	$346,269	$282,134	22.7%
Cost of services	39,429	31,543	25.0	111,100	88,729	25.2
Selling, general and administrative	42,429	36,319	16.8	122,746	105,405	16.5
Income from operations	39,217	30,953	26.7	112,423	88,000	27.8
Net income	28,575	21,036	35.8	78,851	59,473	32.6
Diluted earnings per common share	$0.56	$0.41	36.6%	$1.54	$1.18	30.5%
Diluted weighted average common shares	51,387	50,909		51,310	50,561

Revenues

Revenues - Revenues for the three months ended May 31, 2007 increased 22.5% to $121.1 million from $98.8 million for the same period ended May 31, 2006. Excluding $1.3 million of non-subscription revenues and $0.9 million of revenues attributable to the impact of foreign currency, revenue growth was 21.5% year over year. Revenues from FactSet services that are not sold on a subscription basis, such as workstations purchased for use by summer interns and revenues from our Partners license and development product, are excluded from our reported annual subscription value and are referred to as non-subscription revenues. For the first nine months of fiscal 2007, revenues advanced 22.7% to $346.3 million from $282.1 million in the prior year period. Revenue growth in the third quarter is indicative of solid sequential quarterly growth in new subscriptions, users and clients and balanced growth from each major geographic region. New application features, incremental content and responsive client service contributed to our revenue growth. Our ability to consolidate multiple services into one through the FactSet platform has enabled our clients to recognize efficiencies in many instances. We also successfully released Marquee 3.0 in March.

Our Portfolio Analytics applications continued to be a source of growth during fiscal 2007. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. Demand for our quantitative services was strong during the quarter. The newest version of our Alphatesting application and new content to analyze as reported data back in time continues to advance our quant offerings within existing clients. The portfolio analysis workstation continues to be the largest revenue contributing member of the Portfolio Analytics suite. Approximately 515 clients consisting of OVER 4,300 users subscribed to the PA 2.0 application as of May 31, 2007, a net increase of 55 clients and 550 users over the prior year.

Subscriptions - “Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At May 31, 2007, subscriptions were $489.2 million, up $89.8 million or 22% from the prior year total of $399.4 million. Subscriptions increased $26.3 million during the third quarter of fiscal 2007 and were up $25.7 million excluding foreign currency. On a constant currency basis, subscriptions increased $88.8 million over the last twelve months, up 22%. Subscriptions from overseas operations increased from $117.1 million at May 31, 2006 to $146.4 million at May 31, 2007, representing 30% of the company-wide total.

Effective April 2007, we changed our billing policy to invoice clients on the first of the month for new services ordered between the 16th and the end of the month. Previously, the monthly invoice was effective in the following month. This modification extended the number of days in this quarter’s subscription change calculation by 14 days, from February 16th to May 31st. As a result, there was a $3.4 million one-time increase to subscriptions in the just completed quarter. For all previous and for all future quarters, the number of days supporting the subscription change calculation was and will be approximately 91 days.

Subscription growth was strong during the quarter, demonstrating our ability to deploy solutions to service the global needs of large institutions. The performance of portfolio analytics and our ability to license out our proprietary content, including deal data and ownership data, enhanced our subscription growth. At quarter-end, the average subscription per client was $256,000, up from $237,000 at August 31, 2006 and $232,000 at May 31, 2006. Subscription growth in fiscal 2007 was due to the addition of net new clients, incremental subscriptions to our services by existing clients and increased users.

Clients and Users - At May 31, 2007, client count was 1,914, a net increase of 192 clients or 11% over the prior 12 months and 42 clients in the past three months. There were approximately 33,300 users at May 31, 2007, up 1,300 net users during the third quarter and up 19% from May 31, 2006.

At May 31, 2007, client retention remained at a rate in excess of 95%, confirming breadth and depth of a product suite that is deployed by a high quality, institutional client base. No individual client accounted for more than 3% of total subscriptions as of May 31, 2007. Subscriptions from the ten largest clients are less than 16% of total client subscriptions.

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands)	2007	2006	Change	2007	2006	Change
Domestic	$86,024	$70,209	22.5%	$244,199	$202,969	20.3%
% of revenues	71.1%	71.1%		70.5%	71.9%
International	$35,051	$28,606	22.5%	$102,070	$79,165	28.9%
% of revenues	28.9%	28.9%		29.5%	28.1%
Consolidated	$121,075	$98,815	22.5%	$346,269	$282,134	22.7%

Revenues by Geographic Region - Revenues from the domestic business increased 22.5% to $86.0 million during the three months ended May 31, 2007 compared to $70.2 million in the same period a year ago. Excluding $1.0 million of non-subscription revenues, domestic revenue growth was 21.5% year over year. International revenues in the third quarter of fiscal 2007 were $35.1 million, an increase of 22.5% from $28.6 million in the prior year period. Excluding $0.3 million of non-subscription revenues and $0.9 million of revenues attributable to the impact of foreign currency, international revenue growth was 21.4% year over year. European revenues advanced 22% to $28.7 million, largely related to incremental Marquee users, a broader selection of global content and a cost of living price increase implemented during the current fiscal quarter. Asia Pacific revenues grew to $6.4 million, up 25% from the same period a year ago. Revenues from international operations accounted for 29% of our consolidated revenues for the third quarter of fiscal 2007 and 2006, respectively.

Currency Impact - Our primary foreign currency exchange exposures are related to those wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During the three and nine months ended May 31, 2007, our expenses recorded in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $5.6 million and $18.8 million, respectively. During the three and nine months ended May 31, 2006, our expenses recorded in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $4.7 million and $10.9 million, respectively. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues and expenses. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. The effect of currency movements on the third quarter’s revenue was immaterial. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands)	2007	2006	Change	2007	2006	Change
Cost of services	$39,429	$31,543	25.0%	$111,100	$88,729	25.2%
Selling, general and administrative	42,429	36,319	16.8	122,746	105,405	16.5
Total operating expenses	81,858	67,862	20.6	233,846	194,134	20.5
Income from operations	$39,217	$30,953	26.7%	$112,423	$88,000	27.8%
Operating Margin	32.4%	31.3%		32.5%	31.2%

Cost of Services

For the three months ended May 31, 2007, cost of services increased 25% to $39.4 million from $31.5 million in the comparable prior year period. During the first nine months of fiscal 2007, cost of services advanced 25% to $111.1 million from $88.7 million a year ago. Cost of services expressed as a percentage of revenues increased 70 basis points to 32.6% during the third quarter of fiscal 2007 from 31.9% a year ago. The increase was driven by higher employee compensation and computer related expenses partially offset by lower amortization of intangible assets and communication costs.

Employee compensation and benefits for our software engineering and consulting departments increased 1.0% and 0.7%, respectively, as a percentage of revenues during the third quarter and first nine months of fiscal 2007 compared to the same periods a year ago. Employee additions as well as normal merit increases primarily accounted for the rise in employee compensation. The increase in depreciation of computer-related equipment as a percentage of revenues by 0.4% for the three and nine months ended May 31, 2007 compared to the same periods in fiscal 2006 was from utilizing a shorter useful life for mainframe machines due to commencing our implementation plans to transition to Hewlett Packard’s new Integrity mainframe machine from our existing Hewlett Packard Alpha machines.

A reduction in amortization of intangible assets and communication costs partially offset these component increases of cost of services. Amortization expense as a percentage of revenues declined 0.5% for the three and nine months ended May 31, 2007 compared to the same periods in fiscal 2006 due to a decline in acquisition activity compared to previous years. Favorable pricing from industry suppliers helped reduce communication costs by 0.2% as a percentage of revenues for the three and nine months ended May 31, 2007.

Selling, General and Administrative

For the three months ended May 31, 2007, selling, general, and administrative (“SG&A”) expenses advanced 17% to $42.4 million from $36.3 million in the third quarter of fiscal 2006. During the first nine months of fiscal 2007, SG&A expenses advanced 16% to $122.7 million from $105.4 million in the first nine months of fiscal 2006. However, SG&A expenses expressed as a percentage of revenues declined to 35.0% during the third quarter of fiscal 2007 from 36.8% a year ago. The decrease in SG&A expenses as a percentage of revenues was 180 basis points for the first nine months of fiscal 2007. The decreases in SG&A as a percentage of revenues were driven by lower occupancy costs and miscellaneous expenses partially offset by higher travel expenses.

Occupancy costs as a percentage of revenues decreased 0.7% during the third quarter and first nine months of fiscal 2007 as compared to the same periods a year ago. In the prior year, there was redundant office space during the time our European headquarters was under construction. Excluding the $1.0 million charge for redundant office space in the third quarter of fiscal 2006, occupancy costs were 30 basis points higher during the third quarter of fiscal 2007 than the prior year. Miscellaneous expenses as a percentage of revenues decreased by 0.6% during the third quarter and 0.7% during the first nine months of fiscal 2007 as compared to the same period a year ago from consolidating corporate expenditures through a purchasing card and prior year payments related to acquisition activity.

An increase in travel expenses partially offset these component decreases of SG&A expenses. Travel and entertainment expenses, as a percentage of revenues, increased 0.4% in the third quarter of fiscal 2007 and 0.3% in the first nine months of fiscal 2007 compared to the same periods in fiscal 2006, driven by more employees conducting sales and consulting activities.

Income from Operations and Operating Margin

Operating income advanced 27% to $39.2 million for the three months ended May 31, 2007 as compared to the prior year period. For the nine months ended May 31, 2007, income from operations advanced 28% to $112.4 million as compared to $88.0 million in the same period a year ago. Our operating margin during the third quarter of fiscal 2007 was 32.4%, up from 31.3% a year ago. The operating margin for the first nine months of fiscal 2007 was 32.5% compared to 31.2% in the first nine months of fiscal 2006. Operating margin expansion in 2007 resulted from 22.5% growth in revenues, lower amortization expense of intangible assets, decline in miscellaneous expenses, reduced communication costs and lower occupancy costs, partially offset by increases in employee compensation, travel expenses and depreciation of computer-related equipment.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands, except per share data)	2007	2006	Change	2007	2006	Change
Other income	$2,143	$1,060	102%	$5,427	$3,324	63.3%
Provision for income taxes	12,785	10,977	16.5	38,999	31,851	22.4
Net income	28,575	21,036	35.8	78,851	59,473	32.6
Diluted earnings per common share	$0.56	$0.41	36.6%	$1.54	$1.18	30.5%
Effective Tax Rate	30.9%	34.3%		33.1%	34.9%

Other Income

During the three months ended May 31, 2007, other income more than doubled, increasing $1.1 million year over year. Other income advanced $2.1 million or 63% during the first nine months of fiscal 2007 as compared to the same period a year ago. The growth in other income was driven by higher interest income during fiscal 2007 as compared to the prior year due to higher cash and investment balances, rising interest rates and shifting available cash from short-term municipal securities to short-term money market instruments. Partially offsetting the increase was the sale of Company-owned real estate which resulted in a pre-tax gain of $1.3 million during the first quarter of fiscal 2006. The gain was included in other income and had no impact on operating income during any fiscal period.

Income Taxes

For the three and nine months ended May 31, 2007, the provision for income taxes advanced to $12.8 million and $39.0 million from $11.0 million and $31.9 million in the comparable prior year periods. Our effective tax rate for the third quarter of fiscal 2007 was 30.9% versus 34.3% for the prior year third quarter. The effective tax rate of 30.9% for the third quarter of fiscal 2007 is broken down into 35.6% from recurring operations offset by a benefit $1.9 million or 4.7% primarily from recognizing a tax deduction under Section 199 pertaining to the beginning of fiscal 2006. For the first nine months of fiscal 2007 our effective tax rate was 33.1% versus 34.9% in the prior year period. The decrease in our effective tax rate during the first nine months of fiscal 2007 compared to fiscal 2006 was primarily due to the Section 199 deduction, the reenactment of the U.S. Federal R&D tax credit and a tax credit in France partially offset by the inclusion of a tax benefit from the closure of previously filed tax returns during the first nine months of fiscal 2006. Section 199 was designed to encourage U.S. companies to manufacture products domestically, including software applications. The reenactment of the U.S. Federal R&D tax credit was retroactive to January 1, 2006.

The Tax Relief and Health Care Act of 2006 was enacted in December 2006 and includes the extension of the U.S. Federal R&D Tax Credit from January 2006 through December 2007. The R&D Tax Credit has a favorable impact on our effective tax rate for fiscal 2007. The provision for income taxes for the first nine months of fiscal 2007 reflected a $1.1 million reduction of our estimated taxes from January through November 2006 and increased diluted earnings per share by $0.03.

Net Income and Earnings per Share

Net income rose 36% to $28.6 million and diluted earnings per share increased 37% to $0.56 for the three months ended May 31, 2007. During the first nine months of fiscal 2007, net income advanced 33% to $78.9 million and diluted earnings per share increased 31% to $1.54 as compared to same period a year ago. In addition to higher operating income, net income was favorably impacted by income tax benefits and record levels of other income in fiscal 2007.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Nine months ended May 31,	2007	2006
Cash and cash equivalents (as of May 31)	$172,045	$102,184
Net cash provided by operating activities	99,062	88,072
Net cash used in investing activities	(25,913)	(45,781)
Net cash (used in) provided by financing activities	(27,986)	1,187
Capital expenditures	25,407	20,526
Free cash flow (1)	$73,655	$67,546
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

Cash and cash equivalents aggregated to $172.0 million or 34% of our total assets at May 31, 2007, compared with $126.5 million or 28% of our total assets at August 31, 2006 and 29% of total assets at November 30, 2006. Our cash and cash equivalents increased $45.5 million since August 31, 2006 as a result of cash provided by operations of $99.1 million and cash inflows of $11.4 million from the exercise of employee stock options. Partially offsetting these cash inflows were cash outflows $33.7 million related to stock repurchases, dividends paid of $8.8 million, capital expenditures of $25.4 million and the repayment of a note in connection with the acquisition of the AlphaMetrics business for $2.3 million.

During the last twelve months, free cash flows were $103.2 million. Free cash flows generated during the third quarter of fiscal 2007 were $40.8 million, up 31% from $31.1 million over the year ago quarter. Drivers of free cash flow during the third quarter were record levels of net income, higher non-cash expenses and a $4.2 million reduction in accounts receivables partially offset by higher capital expenditures. Invoicing clients on the first day of the month, effective April 2007, helped to reduce accounts receivables.

Capital Resources

Capital Expenditures

Capital expenditures for the quarter ended May 31, 2007 totaled $10.1 million, down from $13.4 million in the same period a year ago. Of the total capital expenditures, 69% related to office expansions and the remainder was for computer-related purchases. Significant capital expenditures included the build-out of new space in our London, New York and Norwalk locations and $2.1 million for the purchase of two additional Hewlett Packard Integrity mainframes. Capital expenditures for the first nine months of fiscal 2007 totaled $25.4 million, up 24% from the prior year expenditures of $20.5 million. The significant increase in capital expenditures included the build-out of new space in our London, New York, Norwalk and Chicago locations and the purchase of additional Hewlett Packard mainframes, increasing our data storage capacity by 65%.

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

In March 2007, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2007. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and six months ended May 31, 2007, there were no significant changes to our contractual obligations as of August 31, 2006.

In relation to the JCF transaction, up to €5,000,000 of contingent consideration would have been payable if certain subscription targets had been met during the period November 1, 2004 through May 1, 2007. The subscription targets were not attained and as such, no amount of contingent consideration was due at May 1, 2007.

Share Repurchases

On March 19, 2007, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the nine months ended May 31, 2007, we repurchased 555,500 shares at an average cost of $59.30 per share under the program. At May 31, 2007, $103.2 million remains authorized for future share repurchases. The remaining 13,888 shares repurchased during fiscal 2007 were primarily stock swaps and repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Dividends

On March 20, 2007, we announced that our Board of Directors approved increasing the regular quarterly dividend by 100% to $0.12 per share, or $0.48 per share per annum, beginning with our dividend payment in June 2007. A cash dividend of $5.9 million was paid on June 19, 2007, to common stockholders of record on May 31, 2007. Cash dividends will be paid using existing and future cash generated by operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of May 31, 2007.

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

The estimated useful life of Alpha mainframe machines has been changed based upon their projected replacement dates because of our process to transition from Hewlett Packard Alpha mainframe machines to Hewlett Packard Integrity mainframe machines. Alpha mainframes purchased after February 1, 2007 are depreciated on a straight-line basis over estimated useful lives of twelve months. Alpha mainframes purchased between September 1, 2006 and January 31, 2007 are depreciated on a straight-line basis over estimated useful lives of eighteen months. Alpha mainframes purchased between April and August 2006 are depreciated on a straight-line basis over estimated useful lives of two years. Alpha mainframes purchased before April 2006 are depreciated on a straight-line basis over an estimated useful life of three years. Subsequent to the transition to the Hewlett Packard Integrity machines, we expect all future computer equipment purchases, including mainframe machines, will be depreciated over estimated useful lives of three years.

Forward-Looking Factors

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements that address expectations or projections about the future, including without limitation statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “subscriptions,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially and adversely from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statement made by or on our behalf include, without limitation:

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

Business Outlook

The following forward-looking statements reflect our expectations as of July 10, 2007. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2007 Expectations

•	Revenues are expected to range between $126 million and $130 million.

•

Operating margins are expected to range between 32.0% and 34.0%. The 50 basis point increase to the guidance range reflects an anticipated seasonal revenue benefit from workstations used by summer interns. This benefit is temporary and is not expected to be repeated in the first quarter of fiscal 2008.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
March 2007	—	—	—	$115,212
April 2007	39,300	$61.94	39,300	112,779
May 2007	151,800	$63.32	151,800	103,167

	191,100		191,100	$103,167

(1)	On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. This table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date: July 10, 2007	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

EXHIBIT NUMBER
31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer