Form 10-K
period 2007-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2007-10-30
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-Accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $2,548,751,963.

The number of shares outstanding of the registrant’s common stock, as of October 19, 2007, was 48,630,798.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 30, 2007, for the Fiscal 2007 Annual Meeting of Shareholders to be held on December 18, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2007

Part I

ITEM 1.	BUSINESS

Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a leading provider of global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. FactSet offers access to financial data and analytics to thousands of investment professionals around the world. Combining hundreds of databases into its own dedicated online service, FactSet provides the tools to download, combine, and manipulate financial data for investment analysis. FactSet applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. The Company generates 77% of its revenue from its investment management clients, while the remaining revenue is primarily derived from investment banking clients.

Focus

FactSet’s business model places a premium on client service at all layers of the company. This combined with its unique blend of technology, content and applications have allowed the Company to achieve record levels in many of its key growth metrics. FactSet’s traditional focus has been on equity analysis. Increasingly, our clients have encouraged us to expand our core competency to include additional asset classes such as fixed income and derivative securities. During 2007, FactSet enhanced its core portfolio analysis application to expand coverage to corporate bonds and fixed income derivative securities. The impact of these enhancements to revenue has been negligible, but the improvements have expanded the potential client community for our portfolio products beyond the traditional equity portfolio manager and into the balanced fund and fixed income portfolio management communities. Within its product creation departments, FactSet has teams of business analysts and software engineers dedicated to the financial information needs of key client user classes, such as portfolio managers, research analysts, and investment bankers. This focus on the information and tasks associated with each user type has translated into the ability to become a critical part of the work day for thousands of the world’s top financial professionals.

FactSet’s service-oriented culture is a reason why many of the world’s top financial firms deploy its services. The Company offers and delivers on a premium suite of applications and fully integrated content. Its service offerings include twenty-four hour access to well-trained, professional, and motivated FactSet employees. This includes many hundreds of employees dedicated to front-line support – answering phone calls, building spreadsheet models, and visiting clients, as well as its product creation and support teams. Acting as an extension of its clients staff is a core value that has allowed FactSet to prosper over the years.

Content

The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets across the globe, from industry-leading suppliers and clients’ own proprietary data into a single powerful online platform of information and analytics, making FactSet a one-stop source for financial information. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in FactSet applications. FactSet is also fully integrated with Microsoft Office applications such as Excel®, Word® and PowerPoint® and allows for the creation of extensive custom reports.

The Company aggregates third-party content from over 50 database suppliers. FactSet is the only source that integrates content from premier providers such as The Thomson Corporation, Reuters Group PLC, Standard and Poor’s (a division of The McGraw-Hill Companies), FTSE, IDC (Interactive Data Corporation), Dow Jones & Company Inc., Northfield Information Services, Inc., MSCI Barra, APT, DRI (Global Insight Inc.), Merrill Lynch and Lehman Brothers. FactSet seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data, when possible. Third-party content contracts have varying lengths and normally can be terminated on one year’s notice at predefined dates. Third-party content fees are either billed directly to FactSet or the Company’s clients. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

A large number of FactSet’s content suppliers are in direct competition with each other and in some cases, with FactSet. FactSet continues to pursue mutually beneficial partnerships with long-time third-party data providers. However, when reasonable economic terms are not available to FactSet and its clients, FactSet has invested capital to acquire and or build proprietary content. Since 2001, the Company has acquired six content businesses, Lionshares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence) and Global Filings (equity and fixed income prospectuses data). These content sets have been fully integrated into the Company’s product offerings, while at the same time we have continued to invest in the development of third-party data feeds across all content areas. The Company has also expanded it proprietary content coverage of data, including private equity and private company data through business process operators in India. The net effect of this strategy to date has been to increase the accessibility of data to the financial investment community and to improve the quality of the data for its clients.

In addition to third party and proprietary content, FactSet offers clients the ability to integrate their data content including portfolios and client rankings for analysis and use in many FactSet applications.

Client Relationships

A significant part of the Company’s strategy to maintain long-term client relations involves both consulting services and client training. Clients are visited by company personnel for hands on training and service. The Company’s help desk operates virtually around the clock and sales and consulting personnel regularly visit clients to enhance support and the value of the FactSet products. The Company strongly encourages its clients to fully utilize it consulting services and online tools for training. FactSet’s consulting and training programs are designed to give clients a comprehensive understanding of the service.

Competition

FactSet competes in the global financial information services industry, which includes both large and well-capitalized companies, as well as smaller, niche firms. International and domestic competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet system. Competitors and competitive products in the United States include online database suppliers and integrators and their applications, such as The Thomson Corporation, Reuters Group PLC, Bloomberg L.P., Standard and Poor’s including its Capital IQ product line, (a division of The McGraw-Hill Companies) Bond Edge (owned by Interactive Data Corporation), Yield Book (owned by Citigroup), Polypaths LLC., and Wilshire Associates Incorporated. Many of these firms offer products or services which are similar to those sold by the Company.

Products

Investment in proprietary content and products continued to be a focus for FactSet during fiscal 2007. The Company released numerous enhancements to existing data sets and expanded into several new areas as well.

Research and Estimates - FactSet Research Connect represented a major new content offering for the company during the fiscal year. The product places FactSet at the center of the workflow between sell-side equity research firms and their asset management clients. FactSet now receives sell-side equity research documents from top research firms and have integrated the documents into its DIRECTIONS and Marquee products. FactSet Research Connect is highly complementary to the Company’s FactSet Estimates database, which allows investment professionals to review earnings and other estimates that are often included in the Research Connect documents. FactSet has also expanded its geographic coverage for estimates to be more attractive to firms with investment universes beyond Europe.

Portfolio Analytics - Demand for the Portfolio Analytics suite of applications continues to rise. This suite is comprehensive and includes the applications for portfolio attribution, risk management and quantitative analysis. Portfolio Analysis continued to be the cornerstone of the offering to investment management clients and represents the largest revenue contributing component of the suite. At August 31, 2007, there were over 540 clients representing approximately 4,700 users who subscribed to this service. This compares favorably to a total of 475 clients and 3,900 users a year ago.

One of the key features of the suite’s central application, Portfolio Analysis, is an attribution analysis report that enables portfolio managers to dissect and explain the performance of a portfolio through time. For many years, FactSet’s primary focus has been equity portfolios – those that are comprised of stock holdings of publicly traded companies. FactSet’s desire to enhance the attribution module to cover virtually all asset classes, including corporate and sovereign debt and sophisticated derivative securities such as mortgage-backed securities and credit default swaps was a major factor in acquiring Derivative Solutions in August 2005. The acquisition has enabled the Company to deliver version 1.0 of an enhanced multi-asset class attribution module which creates new markets for its products and a potentially strong competitive advantage in the industry.

Our Portfolio Analytics suite also enhanced our by through further integration of MSCI Barra’s products, the release of an application for to conduct portfolio simulation, new enhancements to our portfolio publishing tools and release of portfolio dashboard monitoring tools.

Fiscal 2007 also included the significant product releases of Marquee 3.0, our real-time quote terminal and IB Central 2.0, the cornerstone of our offering to investment bankers.

Marquee - Marquee®, the Company’s real-time quotes and news application, continued to grow in users and clients during fiscal 2007 with successes within the Company’s investment management and banking client base. All new clients receive Marquee as part of the standard workstation feature set, making the basic FactSet service even more valuable. Marquee was installed on hundreds of buy and sell-side research analyst desktops during fiscal 2007. The application works in concert with FactSet’s existing platform or can be installed as a stand-alone solution for professionals focused on real-time market movements. Client usage of Marquee increased more than 60% during fiscal 2007. Additionally, the application has emerged as a leading driver of new client sales Marquee is a product that can streamline client daily workflows while optimizing client financial information budgets. Unique within the industry, FactSet’s Marquee and DIRECTIONS now offer the ability to access real-time information wedded to in-depth historical analysis tools on the same technology platform. As a result, many clients have decided to migrate to the consolidated FactSet solution. The combined FactSet Marquee/ DIRECTIONS desktop also provide clients the ability to share client portfolio holdings automatically between DIRECTIONS and Marquee. Client portfolios may be made available for detailed study in the Portfolio Analytics applications as well as real-time monitoring in Marquee.

IB Central - Investment in the development of FactSet’s investment banking applications continued with the release of many enhancements during fiscal 2007. IB Central 2.0, an application designed for investment bankers was released. The application is the current centerpiece of FactSet’s sell-side offering. Working closely with its proprietary content collection teams, the Company’s product development group released frequent enhancements to the application, including the integration of its new Private Equity and Private Company databases. The application unites dozens of disparate sources in one presentation. IB Central gives bankers the tools they need to track a given company as it grows from start-up through acquisition or initial public offering. Transactions associated with a given company may be cross-referenced with both the financial institutions involved in the deal and executives on the company’s management team.

New Private Company and Private Equity databases were integrated into the primary investment banking product, IB Central. The Company has continued to enhance existing content sets, notably its estimates offering, which now includes key research brokers and several features, including near real-time processing.

During fiscal 2007, FactSet’s wireless capabilities were also enhanced to give users access to market, company and portfolio information through wireless platforms, such as Blackberry wherever. FactSet Wireless delivers news, quotes, and customized global market and company intelligence in real time to users’ handheld devices.

In addition, during the latter half of fiscal 2007, FactSet released Excel Connect to fully integrate and enhance the JCF Quant application onto its Direction’s platform. FactSet has been upgrading clients to this new application when annual relationships are renewed.

Data Centers

FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. As such, the Company has established a vast private wide area network to provide clients access to the Company’s data centers. FactSet’s wide area network provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframes. During fiscal 2007, the Company began the process of transitioning from Hewlett Packard Alpha mainframe machines to Hewlett Packard Integrity mainframe machines by purchasing four new Integrity mainframe systems. Each Hewlett Packard Integrity mainframe improves overall data and transaction processing performance and lowers projected maintenance costs. However, during this transition in fiscal 2007, the Company did incur initial purchasing and installation costs as well as reassigned internal resources to ensure timely completion of the transition.

Company Demographics

The number of employees of FactSet and its subsidiaries totaled 1,735 as of October 19, 2007. Employee count at August 31, 2007 was 1,653, up 23% from a year ago. The Company’s sales force grew at approximately the rate of revenues during fiscal 2007. Approximately one-third of the employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining employees are involved with content collection or provide administrative support.

FactSet has invested heavily in employee training. Upon starting at FactSet, nearly all employees go through a five-week training program. During those first few weeks, employees are given presentations from many senior employees to learn the details of FactSet.

Investor Relations

FactSet was founded in Delaware in 1978, and its headquarters are in Norwalk, Connecticut. The mailing address of the Company’s headquarters is 601 Merritt 7, Norwalk, Connecticut 06851, and its telephone number at that location is (203) 810-1000. The Company’s website address is www.factset.com.

Through a link on the Investor Relations section of its website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. In addition, the Company’s Code of Ethical Conduct for Financial Managers and Code of Business Conduct and Ethics are posted in the Investor Relations section of the Company’s website and the same information is available in print to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the Securities and Exchange Commission will be posted on the Company’s website. The charters of each of the committees of the Company’s Board of Directors are available on the Investor Relations section of the Company’s website and the same information is available in print free of charge to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. The Company’s Chief Executive Officer timely submitted his certification on December 18, 2006, to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of any NYSE corporate governance listing standards as of that date.

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	13
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-27
Quantitative and Qualitative Disclosures about Market Risk	28
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	37
Note 13 to Consolidated Financial Statements entitled Segments	53-54

ITEM 1A.	RISK FACTORS

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

FactSet must continue to introduce new products and product enhancements to maintain its leading technological position

The market for the Company’s products is characterized by rapid technological change, changes in client demands and evolving industry standards. New products based on new technologies or new industry standards can render existing products obsolete and unmarketable. As a result, the Company’s future success will continue to depend upon its ability to develop new products, or product enhancements, that address the future needs of its target markets and to respond to their changing standards and practices. FactSet may not be successful in developing, introducing, marketing and licensing the Company’s new products or product enhancements on a timely and cost effective basis, or at all, and the Company’s new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new products or product enhancements. In addition, the Company’s ability to develop new products and product enhancements is dependent upon the products of other software vendors, including certain system software vendors, database vendors and development tool vendors. If the products of such vendors have design defects or flaws, are unexpectedly delayed in their introduction, or are unavailable on acceptable terms, the Company’s business could be seriously harmed.

FactSet must ensure the protection and privacy of client data

Many of FactSet’s products and services are comprised of information delivered through a variety of media, including the Internet, software-based applications and dedicated transmission lines. FactSet relies on a complex network of internal controls to protect the privacy of client data. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if FactSet experiences difficulties in their implementation, misappropriation of client data could incur, which could damage the Company’s reputation and ultimately its business.

A prolonged or recurring outage at one of FactSet’s data centers could result in reduced service and the loss of clients

FactSet’s clients rely on the Company for the delivery of time-sensitive, up-to-date data. FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, Internet failures, computer viruses and other events beyond the Company’s reasonable control. FactSet maintains back-up facilities for each of its major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, FactSet maintains insurance for some such events. However, the insurance FactSet carries may not be sufficient to compensate the Company fully for losses or damages that may occur as a result of such events. In addition, a loss of the Company’s services may induce its clients to seek alternative data suppliers. Any such losses or damages incurred by FactSet could have a material adverse effect on its business. Although the Company seeks to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

FactSet must hire and retain key qualified personnel

FactSet’s business is based on successfully attracting and retaining talented employees. Competition for technical personnel in the industry in which the Company competes is strong. The Company is limited in its ability to recruit internationally by restrictive domestic immigration laws. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services may be adversely affected. FactSet needs technical resources such as product development engineers to develop new products and enhance existing products. The Company relies upon sales personnel to sell its products and services and maintain healthy business relationships.

FactSet’s ability to integrate newly acquired companies

FactSet has made and expects to continue to make acquisitions from time to time. Acquisitions present significant challenges and risks relating to the integration of the business into FactSet’s operations, and there can be no assurances that FactSet will manage acquisitions successfully. The related risks include the Company failing to achieve strategic objectives and anticipated revenue improvements as well as the failure to retain key personnel of the acquired business and the assumption of liabilities related to litigation or other legal proceedings involving the acquired business.

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

Significant changes to the financial market conditions may affect FactSet’s revenues

Future results could be materially adversely affected by poor performance of major financial markets, including the sub-prime market, as experienced in the summer of 2007 and reductions in expenditures by large clients. The target clients for FactSet products include a range of financial services organizations that manage investment portfolios, including asset managers, investment advisors, brokerage firms, banks, plan sponsors, hedge funds and others. The success of many of its clients is intrinsically linked to the health of the financial markets. FactSet believes that demand for its solutions could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial services industry, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Any or all of these factors could have a material adverse impact on the Company’s revenues, expenses, and financial condition.

Uncertain economic conditions may affect FactSet’s revenues

FactSet conducts significant sales and client support operations in countries outside of the United States. For fiscal 2007 and fiscal 2006, FactSet derived 30% and 28% of its revenue, respectively, from outside the United States. Accordingly, future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; political or social unrest, terrorist attacks, economic instability or natural disasters in a specific country or region; environmental and trade protection measures and other regulatory requirements, which may affect the Company’s ability to import its products from, export its products to, or sell its products in various countries; political considerations that affect service provider and government spending patterns; health or similar issues, such as the outbreak of avian influenza; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. FactSet believes that demand for its solutions could be disproportionately affected by fluctuations, disruptions, instability or downturns in the economy, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products. Any or all of these factors could have a material adverse impact on the Company’s revenues, expenses, and financial condition.

Increased competition in FactSet’s industry that may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products. Its competitors range in size from Fortune 100 companies to small, single-product businesses that are highly specialized. While the Company believes the breadth of its businesses and product portfolio offers benefits to its clients that are a competitive advantage, its competitors that are focused on a narrower product line may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry to create a single purpose product are generally low. The internet as a distribution channel and non-commercial software model described above has reduced barriers to entry even further. These competitive pressures may result in decreased sales volumes, price reductions, and increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income. Weak economic conditions also can result in clients’ seeking to utilize lower-cost information that is available from alternative sources.

FactSet’s ability to achieve its historical levels of profitability and growth rates for revenues, earnings per share and cash flows

FactSet has established revenues, earnings per share and cash flow growth targets for fiscal 2008. Its growth is dependent upon successfully executing its strategy. The Company’s initiatives and investments may not be sufficient to achieve and maintain such growth targets. A failure to reach and maintain its desired revenue growth or its earnings per share growth targets could have a material adverse affect on the market value of its common stock.

Third parties may claim FactSet infringes upon their intellectual property rights

FactSet may receive notice from others claiming that the Company has infringed upon their intellectual property rights. Responding to these claims may require us to enter into royalty and licensing agreements on less favorable terms, require us to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with the Company’s clients including contractual provisions under various license arrangements. If FactSet is required to enter into such agreements or take such actions, its operating margins may decline as a result. FactSet has made and expects to continue making significant expenditures to acquire the use of technology and intellectual property rights as part of its strategy to manage this risk.

FactSet defends its intellectual property rights and combats unlicensed copying and use of software and intellectual property rights through a variety of techniques. Preventing unauthorized use or infringement of its rights is difficult. While these activities adversely affect U.S. revenue, the impact on revenue from outside the U.S. could be more significant, particularly in countries where laws are less protective of intellectual property rights.

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

Changes in accounting rules, their interpretation, or changes in the Company’s products or business could significantly change its reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flows from operations.

In connection with the preparation of the Consolidated Financial Statements, FactSet uses certain estimates and assumptions, which are based on historical experience and management’s knowledge of current events and actions that FactSet may undertake in the future. Significant estimates have been made in areas that include income and other taxes, useful lives of fixed assets and intangibles, accrued liabilities, accrued compensation, stock-based compensation, receivable reserves, contingent liabilities and allocation of purchase price to assets and liabilities acquired. In addition, FactSet makes certain estimates under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, including decisions related to legal proceedings and reserves. While management believes that these estimates and assumptions are reasonable under the circumstances, by definition they involve the use of judgment and the exercise of discretion, and therefore actual results may differ.

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

Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce FactSet’s revenues

As of August 31, 2007, 24% of FactSet’s revenues are paid through soft dollar arrangements. On July 18, 2006, the SEC issued Interpretive Release No. 34-54165 which became effective in January 2007. The release provides guidance on asset managers’ use of client commissions to pay for brokerage and research services within the scope of Section 28(e) of the Securities Exchange Act of 1934. The Interpretive Release outlines a framework for determining what types of research services fall within the safe harbor provisions of that section. During a speech in the spring of 2007, SEC Chairman Cox indicated his personal preference to eliminate the use of soft dollars. Although the Company believes that its services fall within the description of eligible research services covered by the safe harbor, that its services provide lawful and appropriate assistance to the money manager in undertaking investment decisions, and that the commissions for the services are reasonable in relation to the value of the services provided, nevertheless, a client might arrive at a different conclusion. Moreover, if additional rules are issued or certain interpretations are followed that narrow or eliminate the definition of research or brokerage services, which results in its clients being unable to use soft dollar arrangements to pay for FactSet products and services, the Company’s revenues could decrease.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

At August 31, 2007, the Company leased office space domestically in Norwalk, Connecticut; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Newark, New Jersey; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Singapore; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its facilities are adequate for its current needs and that additional facilities are available for lease to meet any future needs.

During fiscal 2007, the Company entered into new lease agreements in the ordinary course of business to support operations in New York, Virginia, Norwalk, Chicago and London. The new office space expanded existing locations by 86,000 square feet and increased total office space by 24%. The additional office space is necessary to support the Company’s employee base that grew at 23% over the last twelve months. The new lease in New York also allowed FactSet to consolidate five New York office locations into one during the fourth quarter of fiscal 2007.

At August 31, 2007, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2008	$12,894
2009	16,034
2010	16,245
2011	15,772
2012	14,782
Thereafter	81,173

Total	$156,900

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company is not a party to any material pending legal proceedings as of August 31, 2007.

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

(a) Market Information

FactSet common stock trades on the New York Stock Exchange under the symbol “FDS”. The following table sets forth the range of high and low per share sales prices as reported for each fiscal period indicated and reflects all stock splits effected for the Company’s common stock as reported by the New York Stock Exchange:

	FIRST	SECOND	THIRD	FOURTH
2007
High	$53.79	$63.60	$68.13	$70.86
Low	$43.15	$52.49	$58.84	$50.86
2006
High	$39.29	$42.30	$47.42	$47.75
Low	$31.64	$37.40	$38.75	$41.20

(b) Holders

As of October 19, 2007, there were approximately 10,220 stockholders of record and the closing price of FactSet’s common stock was $68.50 per share as reported by the New York Stock Exchange.

(c) Dividends

On March 20, 2007, the Company announced that its Board of Directors approved increasing the regular quarterly dividend by 100% to $0.12 per share, or $0.48 per share per annum, beginning with the Company’s dividend payment in June 2007. On August 14, 2007, the Company announced a regular quarterly dividend of $0.12 per share. The cash dividend was paid on September 18, 2007, to common stockholders of record on August 31, 2007. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company.

(d) Securities Authorized for issuance under equity compensation plans

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands) (1)
June 2007	—	—	—	$103,167
July 2007	364,500	$66.72	364,500	78,846
August 2007	361,500	$60.00	361,500	57,155

	726,000	$63.38	726,000	$57,155

(1)	On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. This table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

(e) Five-year financial performance graph: 2003-2007

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Composite Index on August 31, 2002, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2007.

	For the Years Ended August 31,
	2007	2006	2005	2004	2003	2002
FactSet Research Systems Inc.	$363	$267	$212	$180	$196	$100
S&P 500	$161	$142	$133	$121	$110	$100
NASDAQ Composite Index	$197	$166	$164	$140	$138	$100

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

In thousands, except per share data

Years Ended August 31,	2007		2006		2005		2004		2003
Revenues	$475,801		$387,350		$312,644		$251,910		$222,295
Income from operations	155,091	(1)	121,288	(3)	109,021		87,603	(6)	76,727
Income before income taxes	162,876	(1)	126,032	(3)	110,163		89,375	(6)	79,016
Net income	109,567	(2)	82,916	(4)	71,765	(5)	58,017	(7)	51,438	(8)
Diluted earnings per common share	$2.14	(2)	$1.64	(4)	$1.43	(5)	$1.15	(7)	$0.98	(8)
Weighted average common shares (diluted)	51,284		50,592		50,160		50,616		52,224
Cash dividends declared per common share	$0.36		$0.22		$0.20		$0.17		$0.15
Total assets	523,750		457,228		347,529		229,927		256,159
Total stockholders’ equity	$409,311		$358,688		$268,108		$164,546		$212,229

(1)	Includes $9.1 million of stock-based compensation
(2)

Includes $6.5 million (after-tax) of stock-based compensation and income tax benefits of $4.1 million primarily from the reenactment of the U.S. Federal R&D tax credit in December 2006, a Section 199 tax deduction, and a benefit from the repatriation of foreign earnings to the U.S.

(3)

Includes $8.4 million of stock-based compensation and $2.7 million of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London.

(4)

Includes $6.0 million (after-tax) of stock-based compensation, $1.9 million (after-tax) of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London, an after-tax gain of $0.9 million (after-tax) from the sale of Company-owned real estate during the first quarter of fiscal 2006 and an income tax benefit of $2.9 million primarily from the closure of previously filed tax returns.

(5)	Includes an income tax benefit of $1.9 million from the closure of previously filed tax returns and changes in estimates.
(6)	Includes a corporate headquarters relocation charge of $0.8 million.
(7)

Includes a corporate headquarters relocation charge of $0.8 million (pre-tax) and an income tax benefit of $1.5 million from the closure of previously filed tax returns and additional federal and state tax planning.

(8)	Includes an income tax benefit of $1.3 million from the final settlement of prior year tax returns and additional federal and state tax planning.

Supplementary Quarterly Financial Data (unaudited)

Quarterly results of operations and earnings per common share for fiscal 2007 and 2006 are as follows (in thousands, except per share data):

2007	First	Second	Third	Fourth
Revenues	$108,881	$116,313	$121,075	$129,532
Cost of services	34,941	36,730	39,429	41,697
Selling, general and administrative	38,519	41,798	42,429	45,167
Income from operations	35,421	37,785	39,217	42,668
Net income	23,795	26,481	28,575	30,716
Diluted earnings per common share	$0.47	$0.52	$0.56	$0.60
Weighted average common shares (diluted)	51,079	51,314	51,384	51,076

2006	First	Second	Third	Fourth
Revenues	$89,654	$93,665	$98,815	$105,216
Cost of services	28,064	29,122	31,543	32,623
Selling, general and administrative	34,187	34,899	36,319	39,305
Income from operations	27,403	29,644	30,953	33,288
Net income	19,195	19,242	21,036	23,443
Diluted earnings per common share	$0.38	$0.38	$0.41	$0.46
Weighted average common shares (diluted)	50,061	50,767	50,909	50,884

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

-	Executive Overview

-	Results of Operations

-	Liquidity

-	Capital Resources

-	Off-Balance Sheet Arrangements and Contractual Obligations

-	Share Repurchases and Dividends

-	Critical Accounting Estimates

-	New Accounting Pronouncements

-	Forward-Looking Factors

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

We combine more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate 77% of our revenue from our investment management clients, while the remaining revenue is primarily derived from investment banking clients.

Highlights in support of our strategic objectives in 2007 include:

Products

-	Expanded product offerings and achieved record levels of usage from our clients.

-	Introduced Marquee 3.0, our real-time news and quotes application.

-	Enhanced the Portfolio Analytics suite of products.

-	Released FactSet Research Connect and expanded coverage of our estimates universe.

Employee Growth

-	We employed 1,653 professionals at August 31, 2007, an increase of 23% over the past twelve months.

-

Approximately one-third of our employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Acquisitions

-

Continue to successfully integrate recent acquisitions including Derivative Solutions, AlphaMetrics and Global Filings business lines, all of which have extended our reach in the financial services industry.

Domestic Operations

-	Increased U.S. revenues 21% to $335.3 million in fiscal 2007.

-	Revenues from domestic operations accounted for 70% and 72% of our consolidated revenues for fiscal 2007 and 2006.

-	Expanded current office spaces in five different locations throughout the U.S., including the consolidation of five New York offices into one.

-	Employees within the U.S. grew 22% during fiscal 2007 and represented 68% of all employees at August 31, 2007.

International Operations

-

Increased international revenues 28% to $140.5 million in fiscal 2007. Excluding non-subscription revenues, acquisitions owned less than one year and revenues attributable to the impact of foreign currency, international revenue growth was 22% year over year.

-	Revenues from international operations accounted for 30% and 28% of our consolidated revenues for fiscal 2007 and 2006.

-	Employees overseas grew 25% during fiscal 2007 and represented 32% of all employees at August 31, 2007.

Significant Capital Expenditures

-	$19.0 million or 50% spent in fiscal 2007 for the build-out of new space in our London, Chicago, New York and Norwalk office locations.

-	$19.3 million of capital expenditure on computer equipment, including the purchase of four Hewlett Packard Integrity mainframes to increase the processing speed of our data centers.

Achieved Records in Several Key Metrics

-	Revenues grew 23% to $475.8 million.

-	Diluted earnings per share rose 31% to $2.14.

-	Free cash flows were up 20% to $117 million.

-	Client count increased to 1,953.

-	The number of FactSet users advanced 17% to 35,000.

Returning Value to Shareholders

-	Authorized the expansion of the existing share repurchase program by an additional $100 million in March 2007.

-	Repurchased 1,281,500 shares at an average cost of $61.61 per share under the program in fiscal 2007.

-	Doubled our quarterly dividend from $0.06 to $0.12 per share in May 2007.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

(in thousands, except per share data)
Years Ended August 31,	2007	2006	Change	2006	2005	Change
Revenues	$475,801	$387,350	22.8%	$387,350	$312,644	23.9%
Cost of services	152,797	121,352	25.9%	121,352	91,801	32.2%
Selling, general and administrative	167,913	144,710	16.0%	144,710	111,822	29.4%
Income from operations	155,091	121,288	27.9%	121,288	109,021	11.3%
Net income	109,567	82,916	32.1%	82,916	71,765	15.5%
Diluted earnings per common share	$2.14	$1.64	30.5%	$1.64	$1.43	14.7%
Diluted weighted average common shares	51,284	50,592		50,592	50,160

Revenues

(in thousands)
Years ended August 31,	2007	2006	2005
Domestic	$335,304	$277,182	$229,010
% of revenues	70.5%	71.6%	73.2%
International	$140,497	$110,168	$83,634
% of revenues	29.5%	28.4%	26.8%
Consolidated	$475,801	$387,350	$312,644

Revenues - Revenues in fiscal 2007 increased 22.8% to $475.8 million from $387.4 million in fiscal 2006. Excluding $7.1 million of non-subscription revenues, $2.9 million of revenues attributable to the impact of foreign currency and $1.7 million from Global Filings which has been owned less than one year, revenue growth was 20.9% year over year. Revenues from FactSet services that are not sold on a subscription basis, such as workstations purchased for use by summer interns and license revenues from our Partners product line, are excluded from our reported annual subscription value and are referred to as non-subscription revenues. Signing on new clients and users kept the revenue growth rate of our U.S. business at 21% and our international business at 27.5% and 21.7% when holding currencies constant in fiscal 2007. Performance was driven by adding more users and selling existing clients additional applications and content. Deployment of Marquee, our suite of Portfolio Analysis services, increased use of IBCentral and our Risk and Quantitative services continued to expand across all geographies. The broad-based growth enhanced users’ engagement with our products and caused clients, users and subscriptions to increase in fiscal 2007. Revenue growth in fiscal 2007 is indicative of solid sequential quarterly growth in new subscriptions, users and clients and balanced growth from each major geographic region. New application features, incremental content, responsive client service and price increases contributed to our revenue growth. Our ability to consolidate multiple services into one through the FactSet platform has enabled our clients to recognize efficiencies in many instances. We also successfully released Marquee 3.0 in March 2007.

Revenues in fiscal 2006 increased 24% to $387.4 million from $312.6 million in fiscal 2005. The 24% increase in fiscal 2006 compared to the same period a year ago breaks down into 17% growth in the underlying organic business and 7% growth from acquisitions owned less than one year. Acquisitions during fiscal 2006, including Global Filings, the AlphaMetrics business and DSI accounted for 7% or $20.6 million of the revenue growth in the fiscal 2006. Performance was driven by many product lines in all geographic regions. Signing on new clients kept the revenue growth rate of our U.S. business at 21% and our international business at 32% in fiscal 2006. Our IB team was the catalyst behind adding over 3,000 users during fiscal 2006 and increased the appeal of our IB Central application. Applications such as Marquee, our suite of Portfolio Analysis services, deeper penetration within sell side firms and expanded content choices deepened users’ engagement with our products and caused clients, users and subscriptions to increase. Subscriptions to databases and applications to existing clients comprised approximately half of our revenue growth. New clients and users accounted for the remainder. We have deployed our capital to develop a diverse product suite that attracts and engages a global, institutional client base.

Demand for advanced services and computing power related to Risk, Quantitative and Portfolio Analysis continued throughout the client base. The Portfolio Analytics suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of this product suite. Approximately 540 clients consisting of 4,700 users subscribed to the PA 2.0 application as of August 31, 2007, an increase of about 65 clients and 800 users over the prior year.

Subscriptions - “Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At August 31, 2007, subscriptions were $516.9 million, up $94.3 million or 22.3% from the prior year total of $422.6 million. On a constant currency basis, subscriptions increased $92.5 million over the last twelve months, up 21.9%. Subscriptions from overseas operations increased from $126.3 million at August 31, 2006 to $157.0 million at August 31, 2007, representing 30% of the company-wide total. Subscription growth in fiscal 2007 was due to the net addition of new clients, incremental subscriptions to our services by existing clients and increased users. The growth in fiscal 2007 demonstrates our ability to deploy solutions to service the global needs of large institutions. The performance of portfolio analytics and our ability to license our proprietary content, including events and transcripts, deal data and ownership data, enhanced our subscription growth. At August 31, 2007, the average subscription per client was $265,000, up from $237,000 at August 31, 2006 and $221,000 at August 31, 2005.

Subscriptions at the end of fiscal 2006 were up $74.8 million or 22% from the prior year total of $347.8 million due to the net addition of new clients, incremental subscriptions to our services by existing clients and increased users. On a constant currency basis and excluding the acquisition of Global Filings and the AlphaMetrics business, subscriptions increased $65.5 million or 19% since August 31, 2005.

Clients and Users - At August 31, 2007, client count was 1,953, a net increase of 168 clients or 9% over the prior 12 months. In fiscal 2006, clients rose by 209 on a net basis which included the net addition of 25 clients from the acquisitions of AlphaMetrics and Global Filings. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies.

There were approximately 35,000 users as of August 31, 2007, up 17.4% from 29,800 at the end of fiscal 2006. Advanced applications such as Marquee 3.0 and IBCentral contributed to the increase in the number of FactSet users. In fiscal 2006, FactSet users increased 3,000 from the prior year. Fiscal 2006 user growth was the result of a further increase in users at our investment banking clients.

Our client retention remained at a rate in excess of 95% during each of the past three fiscal years, confirming breadth and depth of a product suite that is deployed to a high quality, institutional client base. No individual client accounted for more than 3% of total subscriptions as of August 31, 2007. Subscriptions from the ten largest clients were 18% of total client subscriptions.

Revenues by Geographic Region - Revenues from the domestic business increased 21.0% to $335.3 million in fiscal 2007 compared to $277.2 million in the same period a year ago. Excluding $4.2 million of non-subscription revenues, domestic revenue growth was 20.5% in fiscal 2007 compared to fiscal 2006. Revenues from the domestic business increased 21% to $277.2 million in fiscal 2006 compared to $229.0 million in fiscal 2005. Domestic revenues, excluding the DSI acquisition completed in August 2005, grew 16%.

International revenues in fiscal 2007 were $140.5 million, an increase of 27.5% from $110.2 million in the prior year period. Excluding $2.9 million of non-subscription revenues, $1.7 million from acquisitions owned less than one year and $2.9 million of revenues attributable to the impact of foreign currency, international revenue growth was 21.7% year over year. European revenues advanced 27% to $114.3 million, largely related to deployment of our portfolio analysis, risk and quantitative applications, a broader selection of global content and a price increase implemented during 2007. Asia Pacific revenues grew to $26.2 million, up 31% from the same period a year ago. Revenues from international operations accounted for 30% of our consolidated revenues for fiscal 2007 and 29% in fiscal 2006. International revenues in fiscal 2006 were up 32% over fiscal 2005 international revenues of $83.6 million. On a constant currency basis and excluding the acquisition of Global Filings and AlphaMetrics, revenue growth from international operations advanced 22% for the year ended August 31, 2006 compared to 2005. European revenues advanced 32% to $90.2 million from $68.3 million. Asia Pacific revenues grew to $20.0 million, up 31% from $15.3 million the same period a year ago.

Currency Impact - Effective September 1, 2005, our wholly owned subsidiaries within the European segment no longer operate as branch offices and operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets and liabilities of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Prior to September 1, 2005, the functional currency of our wholly owned subsidiaries, excluding JCF, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income.

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 30% of our employees are located. This exposure is partially offset by wholly owned subsidiaries that have non-dollar denominated revenues billed and expenses recorded in the Euro, British Pound Sterling and the Japanese Yen. During fiscal 2007, our expenses incurred in non-dollar denominated currencies exceeded our revenues billed in non-dollar denominated currencies by approximately $24.8 million. Volatility in these and other currencies may have either positive or negative effects on our total reported revenues and expenses. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

A portion of our non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. In fiscal 2007, an incremental $2.9 million of revenues were attributable to the impact of foreign currency as compared to a favorable $1.2 million in fiscal 2006.

Operating Expenses

(in thousands)
Years Ended August 31,	2007	2006	2005
Cost of services	$152,797	$121,352	$91,801
Selling, general and administrative	167,913	144,710	111,822

Total operating expenses	$320,710	$266,062	$203,623
Operating Margin	32.6%	31.3%	34.9%

Cost of Services

Cost of services advanced 26% to $152.8 million in fiscal 2007 from $121.4 million in fiscal 2006. Cost of services increased 32% in fiscal 2006 from $91.8 million in fiscal 2005. Cost of services expressed as a percentage of revenues increased 80 basis points to 32.1% during fiscal 2007 from 31.3% a year ago. The increase was driven by increases in employee compensation and data costs partially offset by lower amortization of intangible assets. The rise in cost of services in fiscal 2006 was driven by increases in employee compensation, amortization of intangible assets, data costs, and the first time inclusion of stock-based compensation, partially offset by lower depreciation of computer related equipment as a percentage of revenues.

Employee compensation and benefits for our software engineering and consulting departments increased 0.6% as a percentage of revenues during fiscal 2007 compared to the same period a year ago. Employee additions as well as normal merit increases primarily accounted for the rise in employee compensation. Additionally, the increase in data costs in 2007 compared to 2006 of 0.6% as a percentage of revenues was from incremental royalty payments to data suppliers and expanding our coverage of proprietary content.

A reduction in amortization of intangible assets partially offset these component increases of cost of services in fiscal 2007. Amortization expense as a percentage of revenues declined 0.5% during fiscal 2007 compared to fiscal 2006 as certain intangible assets became fully amortized.

Employee compensation advanced 0.3% as a percentage of revenues during fiscal 2006. New employees, including those acquired in connection with the acquisitions of DSI, Global Filings, the AlphaMetrics business, and JCF, as well as normal merit increases primarily pushed up employee compensation in 2006 as compared to 2005. As a percentage of revenues, data costs grew 0.9% during fiscal 2006 versus the prior year period, largely due to incremental content costs associated with royalty payments to data content suppliers from additional client subscriptions, higher levels of proprietary content collection and new costs from acquisitions included for the first time. Amortization of intangibles assets advanced 0.8% relative to revenues in fiscal 2006 due to our acquisitions of Global Filings, the AlphaMetrics business, DSI, TrueCourse, JCF and CallStreet in the past two years. Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to an increase in cost of services of $2.7 million or 2.2% as a percentage of revenues.

A reduction in depreciation on computer related equipment as a percentage of revenues partially offset component increases of cost of services during fiscal 2006 compared to the year ago period. Depreciation on computer-related equipment as a percentage of revenues declined 30 basis points in fiscal 2006 due to efforts by our engineers to optimize software to improve computational capacity and lower industry pricing, partially offset by higher levels of client usage. We also benefited from lower prices from our computer hardware suppliers, as that industry’s trends toward faster and less expensive computers continued to move in our favor.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses advanced 16% to $167.9 million in fiscal 2007 from $144.7 million in fiscal 2006. SG&A rose 29% in 2006 from $111.8 million during fiscal 2005. However, SG&A expenses expressed as a percentage of revenues declined to 35.3% in fiscal 2007 compared to 37.4% a year ago. The decreases of 210 basis points in SG&A as a percentage of revenues were driven by lower occupancy expense, compensation costs and miscellaneous expenses measured as a percentage of revenues. The rise in SG&A in fiscal 2006 was driven by the first time inclusion of stock-based compensation, higher occupancy costs in London and Tokyo and increases in employee compensation, miscellaneous expenses, and amortization of leasehold improvements, partially offset by lower professional fees.

Occupancy costs as a percentage of revenues decreased 0.9% during fiscal 2007 as compared to the same period a year ago. In the prior year, there was redundant office space during the time our European headquarters was under construction. Our new European headquarters located in London opened on June 19, 2006 and is fully operational. Excluding the $2.7 million charge for redundant office space in fiscal 2006, occupancy costs were consistent with the year ago period as a percentage of revenues. Employee compensation and benefits as a percentage of revenues decreased 0.4% in fiscal 2007 compared to the year ago period was driven by keeping our SG&A headcount growth consistent with last year while growing our revenue base. Miscellaneous expenses as a percentage of revenues decreased by 0.5% during fiscal 2007 as compared to fiscal 2006 due to consolidating corporate expenditures through a purchasing card and prior year payments related to acquisition activity.

Employee compensation and benefits grew 1.2% faster than revenues during fiscal 2006. The increase is primarily attributed to a higher percentage of SG&A employees over the past twelve months, additional employee headcount as the result of acquisitions, and merit increases in compensation. Stock-based compensation expense recognized for the first time during fiscal 2006 amounted to an incremental cost to SG&A of $5.7 million during 2006. Occupancy costs advanced 0.3% as a percentage of revenues in fiscal 2006 as compared to the same period a year ago. We consolidated our four London-based offices into one new location, which resulted in $2.7 million of incremental expenses from a redundancy of leased office space during fiscal 2006.

Partially offsetting these component increases of SG&A as a percentage of revenues was a reduction in professional fees of 0.4% as a percentage of revenues in fiscal 2006 of due to decreases in legal fees, tax planning and other consulting fees.

Employee count at August 31, 2007 was 1,653, up 23% from a year ago. Our total sales force grew approximately at the rate of revenues.

Income from Operations and Operating Margin

Operating income advanced 28% to $155.1 million in fiscal 2007 from $121.3 million in 2006. In fiscal 2006, operating income was up 11% from $109.0 million in fiscal 2005. Our operating margins in fiscal years 2007, 2006 and 2005 were 32.6%, 31.3% and 34.9%, respectively. Operating margin expansion in 2007 resulted from lower occupancy costs as a percentage of revenues, a reduction in amortization of intangible assets and lower miscellaneous fees partially offset by increases in employee compensation and data costs. The operating margin decrease in 2006 as compared to 2005 is primarily due to $8.4 million of stock-based compensation expense recognized for the first time during fiscal 2006 and $2.7 million of incremental expenses incurred in the London office move.

Other Income, Income Taxes, Net Income and Earnings per Share

(in thousands, except per share data)
Years Ended August 31,	2007	2006	2005
Other income	$7,785	$4,744	$1,142
Provision for income taxes	$53,309	$43,116	$38,398
Net income	$109,567	$82,916	$71,765
Diluted earnings per common share	$2.14	$1.64	$1.43
Effective Tax Rate	32.7%	34.2%	34.9%

Other Income

Other income grew 64% to $7.8 million in fiscal 2007 as compared to the same period a year ago. The growth in other income was driven by higher cash and investment balances, rising interest rates and shifting available cash from short-term municipal securities to short-term money market instruments. Partially offsetting the increase was the sale of Company-owned real estate which resulted in a pre-tax gain of $1.3 million during the first quarter of fiscal 2006.

During fiscal 2006, other income increased $3.6 million as compared to fiscal 2005 primarily due to higher cash balances, the rise in interest rates and the completion of the sale of our only piece of Company-owned real estate.

Income Taxes

For fiscal 2007, the provision for income taxes increased 23.6% to $53.3 million versus the prior year period. Our effective tax rate for fiscal 2007 was 32.7% compared to 34.2% for the prior year. The effective tax rate of 32.7% for fiscal 2007 is comprised of 34.6% from recurring operations and 1.9% of income tax benefits. Our effective tax rate for fiscal 2007 declined 150 basis points as compared to fiscal 2006 due to $1.4 million of income tax benefits from the repatriation of foreign earnings to the U.S., $1.1 million of benefits from recognizing a tax deduction under Section 199, a benefit of $1.0 million from the reenactment of the U.S. Federal R&D tax credit and a $0.4 million tax credit in France partially offset by the inclusion of income tax benefits in fiscal 2006 from the conclusion of an audit of our U.S. federal income tax returns and final settlement of previously filed tax returns.

Section 199 was designed to encourage U.S. companies to manufacture products domestically, including software applications. The Tax Relief and Health Care Act of 2006, which was enacted in December 2006, includes the extension of the U.S. Federal R&D Tax Credit from January 2006 through December 2007. The fiscal 2007 repatriation of foreign earnings to the U.S. resulted in the recognition of a foreign tax credit.

For fiscal 2006, the provision for income taxes increased 12% to $43.1 million, up from $38.4 million in the comparable prior year period. Our effective tax rate for the full fiscal 2006 year was 34.2% versus 34.9% for the prior year. Our effective tax rate for fiscal 2006 of 34.2% included $2.9 million in income tax benefits primarily from the conclusion of an audit of our U.S. federal income tax returns and final settlement of previously filed tax returns. Based on the results of the IRS examination of our tax returns for the 2003 and 2004 tax years, we decreased previously recorded tax reserves and tax expense by $1.4 million during the fourth quarter of fiscal 2006. The decrease in the effective tax rate was partially offset by our inability to recognize a full year of U.S. research and development tax credits due to the expiration of the credit effective on December 31, 2005.

Excluding the respective tax benefits in all three fiscal years presented, the effective tax rates were: 34.6% in fiscal 2007; 36.5% in fiscal 2006; and 36.6% in fiscal 2005.

Net Income and Earnings per Share

Net income rose 32% to $109.6 million and diluted earnings per common share increased 30% to $2.14 in fiscal 2007 compared to the year ago period. Fiscal 2006 net income rose 16% to $82.9 million and diluted earnings per share advanced 15% to $1.64 compared to fiscal 2005.

Use of non-GAAP Financial Measures

Financial measures in accordance with generally accepted accounting principles (“GAAP”) including revenues, operating expenses and our effective tax rates have been adjusted to report non-GAAP financial measures that exclude revenues attributable to the impact of foreign currency and acquisitions owned less than one year, non-subscription revenues, charges related to stock-based compensation and incremental expenses incurred from consolidating office locations in London. Net income and diluted earnings per share have also been adjusted to reflect income tax benefits. We use these non-GAAP financial measures, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these financial measures and the information we provide are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Years Ended August 31,	2007	2006	2005
Net cash provided by operating activities	$155,908	$120,822	$94,346
Capital expenditures (2)	39,251	23,689	21,935

Free cash flow (1)	$116,657	$97,133	$72,411
Net cash used in investing activities	$(39,993)	$(49,121)	$(111,126)
Net cash used in financing activities	$(74,206)	$(4,053)	$(2,123)
Income tax benefits from stock option exercises (3)	$7,393	$5,614	$6,987
Cash and cash equivalents	$168,834	$126,549	$59,457

(1)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. Free cash flow is not intended as an alternative measure of cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles in the United States. We use this financial measure, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. Management believes that this financial measure and the information we provide are useful to investors because they permit investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. This measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.
(2)	Included in net cash used in investing activities during each fiscal year reported above.
(3)	Included in net cash used in financing activities during each fiscal year reported above.

Cash and cash equivalents aggregated to $168.8 million or 32% of our total assets at August 31, 2007, compared with $126.5 million or 28% of our total assets at August 31, 2006. All our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $42.3 million since August 31, 2006 as a result of cash provided by operations of $155.9 million and cash inflows of $23.0 million from the exercise of employee stock options. Partially offsetting these cash inflows were cash outflows $80.3 million related to stock repurchases, dividends paid of $14.7 million, capital expenditures of $39.3 million and the repayment of a note in connection with the acquisition of the AlphaMetrics business for $2.3 million.

We historically pay variable employee compensation related to the previous fiscal year in the first fiscal quarter. This cash outlay is anticipated to be approximately $28 million in the first quarter of fiscal 2008. We have included the payout in accrued compensation liabilities on our balance sheet at August 31, 2007.

During the last twelve months, free cash flows were $116.7 million, up 20% from $97.1 million over the year ago period. Drivers of free cash flow during fiscal 2007 were record levels of net income and a $9.8 million improvement in working capital, partially offset by higher capital expenditures. Working capital was aided by increases in accounts payable and accrued expenses due to timing of payments year over year.

Cash provided by operating activities during fiscal 2007 increased $35.1 million or 29% since fiscal 2006 as a result of incremental net income of $26.7 million, a $9.8 million increase in working capital including $3.0 million in landlord contributions received in fiscal 2007 for office space construction and incremental non-cash charges of $5.0 million from depreciation, amortization and stock-based compensation partially offset by $7.7 million in deferred income taxes.

Net cash used in investing activities decreased $9.1 million in fiscal 2007 as compared to fiscal 2006 due to the significant decrease in cash outflows for acquisitions of businesses partially offset by a $15.6 million increase in capital expenditures. In fiscal 2006, we spent $28.3 million in cash to acquire the AlphaMetrics and Global Filings businesses. There were no business acquisitions completed during fiscal 2007.

Net cash used in financing activities during fiscal 2007 increased $70.2 million due to $80.3 million spent on the repurchase of common stock. During fiscal 2007, we repurchased 1.3 million shares at an average cost of $61.61 per share under the share repurchase program leaving $57.2 million authorized for future share repurchases.

Capital Resources

Capital Expenditures

Capital expenditures during fiscal 2007 totaled $39.3 million, up 65% from $23.7 million in the same period a year ago. Of the total capital expenditures, 50% related to office expansions and the remainder was for computer-related purchases. Significant capital expenditures included the build-out of new space in our London, Chicago, New York and Norwalk locations and the purchase of four Hewlett Packard Integrity mainframes to increase the processing speed of our data centers. In fiscal 2008, capital expenditures, net of landlord contributions, are expected to range between $38 million and $44 million in fiscal 2008. This includes the enhancement of our data centers by upgrading to Hewlett Packard Integrity mainframes.

Capital expenditures for fiscal 2006 totaled $23.7 million, up from $21.9 million in fiscal 2005. The increase was driven by higher levels of leasehold improvements and furniture and fixtures from the build out of the new London headquarters for our European operations, incremental data center computer equipment purchases in addition to office expansions during fiscal 2006.

Capital Needs

On September 1, 2005, we issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bore interest from and including September 1, 2005 at the rate of one percent below LIBOR and was payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among us, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash entitlement. The note and related interest was paid in full on December 8, 2006.

We currently have no other outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2007, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2007. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of August 31, 2007.

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

The following table summarizes our significant contractual obligations as of August 31, 2007, and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods.

	Payments due by period
(in thousands)	2008	2009-2010	2011-2012	2013 and thereafter	Total
Note payable	$—	$—	$—	$—	$—
Operating leases	12,894	32,279	30,554	81,173	156,900
Purchase obligations (1)	21,963	4,876	983	—	27,822
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$34,857	$37,155	$31,537	$81,173	$184,722

(1)

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

StreamVPN Limited - On September 1, 2005, we acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited, the “AlphaMetrics business”), for aggregate consideration of $26.4 million, including $2.6 million based on the level of working capital of the AlphaMetrics business as of September 1, 2005. Pursuant to a definitive agreement dated July 27, 2005, contingent consideration was to be payable if certain revenue targets were met during the twelve-month period ending October 31, 2006. However, based on actual revenues generated by the AlphaMetrics business during the twelve-month period ending October 31, 2006, no consideration is to be paid.

JCF Group of companies—In relation to the JCF transaction, up to €5,000,000 of contingent consideration would have been payable if certain subscription targets had been met during the period November 1, 2004 through May 1, 2007. The subscription targets were not attained and as such, no contingent consideration was due at May 1, 2007.

Share Repurchases

On March 19, 2007, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During fiscal 2007, we repurchased 1.3 million shares at an average cost of $61.61 per share under the program. At August 31, 2007, $57.2 million remains authorized for future share repurchases. The remaining 24,490 shares repurchased during fiscal 2007 were primarily repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. During fiscal 2006, we repurchased 320,900 shares at an average cost of $43.29 per share under the share repurchase program. At August 31, 2006, $36.1 million remained authorized for future share repurchases. In addition, 64,935 shares were repurchased during fiscal 2006 representing common stock owned by employees in the Employee Stock Ownership Plan.

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

Dividends

On March 20, 2007, we announced that our Board of Directors approved increasing the regular quarterly dividend by 100% to $0.12 per share, or $0.48 per share per annum, beginning with our dividend payment in June 2007. On August 14, 2007, a regular quarterly dividend of $0.12 per share was announced. The cash dividend was paid on September 18, 2007, to common stockholders of record on August 31, 2007. Cash dividends will be paid using existing and future cash generated by operations.

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

Receivable Reserves

Our client base has generally been of a high quality and, as such, we have not historically experienced a high level of credit-related write-offs. Aged client receivables are analyzed each month and our collection efforts are directed accordingly. We take historical receivable write-off experience, trends in aged accounts receivable and general market conditions into consideration to estimate our accounts receivable reserve. In accordance with this policy, our receivable reserve was $1.4 million and $1.2 million as of August 31, 2007 and 2006, respectively. Actual cancellations and billing adjustments could differ from those estimated amounts and could have an impact on the financial statements of higher or lower expense. A 10% change in actual cancellations and billing adjustments during fiscal 2007 and 2006 would have affected our receivable reserves by approximately $0.1 million in both years.

Valuation of Goodwill

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. We performed our annual goodwill impairment test during the fourth quarter of each of fiscal years 2007, 2006 and 2005 and determined that there had been no impairment. In the fourth quarter of fiscal 2007, we completed our annual impairment testing of goodwill using the methodology described herein, and determined there was no impairment. The carrying value of goodwill as of August 31, 2007, was $146.2 million.

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

Depreciable Lives of Property, Equipment and Leasehold Improvements

At August 31, 2007, FactSet’s property, equipment and leasehold improvements, net was $78.9 million, representing 15% of the Company’s consolidated total assets. Depreciation expense for the year ended August 31, 2007 was $20.7 million, or 6% of total operating expenses. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

Property, equipment and leasehold improvements are recorded at cost and depreciated over the assets’ estimated useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the Company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles and scheduled enhancements and upgrades. A residual value is estimated at the time of asset acquisition and evaluated on a continual basis and as circumstances warrant. The determination of a residual value is the anticipated fair market value of the acquired asset at the date of disposal or sale based on available market conditions and identified buyers. Circumstances and events relating to these assets, such as system upgrades, are monitored to ensure that changes in asset lives, residual values and impairments (see “Long-lived Assets” below) are identified and prospective depreciation expense is adjusted (or an impairment charge recorded) accordingly.

Long-lived Assets

Long-lived assets, comprised of property, equipment, leasehold improvements and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2007, was $115.7 million.

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

Estimated Tax Provision and Tax Contingencies

Our tax provision is an estimate based our understanding of laws in many Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also necessitate the company to allocate it taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes.

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

Our tax contingencies reserve contains uncertainties because management must make assumptions and apply judgment to estimate the exposures associated with our various filing positions. Our effective income tax rate is also affected by changes in tax law, the tax jurisdiction of new offices, the level of earnings and the results of tax audits.

Although management believes that the judgments and estimates discussed above are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would require us to use our cash, which would increase our effective income tax rate in the period of resolution. We would recognize a favorable tax settlement as a reduction in our effective income tax rate in the period of resolution.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for us in the first quarter of fiscal 2008. We are continuing to evaluate the impact of the adoption of FIN 48; however, based on a preliminary analysis, we estimate that the cumulative effect of applying this interpretation will result in a benefit ranging between $0.2 million and $1.2 million and will be recorded as an increase to retained earnings as of the beginning of the first quarter of fiscal 2008.

Accrued Compensation

In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued compensation. Approximately 20% of our employee incentive compensation programs are discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary bonus pools. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. Accrued compensation recorded in the Consolidated Statement of Financial Condition as of August 31, 2007, was $28.8 million.

Stock-Based Compensation

We have a stock-based compensation plan, which includes qualified and non-qualified stock options and non-vested share awards, and an employee stock purchase plan. See Note 2 and Note 11 to our Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

We determine the fair value of our non-qualified stock option awards at the date of grant using option-pricing models. We valued non-qualified stock option awards granted prior to March 1, 2005 using a Black-Scholes model. We valued non-qualified stock option awards granted subsequent to March 1, 2005 using a lattice-binomial model. We determine the fair value of our performance-based non-vested share awards at the date of grant using a lattice model and the closing market price of our stock. Management reviews its assumptions to determine the fair value of stock-based compensation awards.

Option-pricing models require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future option forfeitures and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

August 2006 Performance-based Option Grant Review

On August 14, 2006, we granted 1,539,472 stock-based awards, of which 924,989 were performance-based stock options. Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance goals. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2008. Depending on the financial performance levels attained, 0%, 20%, 60% or 100% of the performance-based stock options will ultimately vest to the grantees of those stock options. At August 31, 2007 we have estimated that 20% or 184,998 of the performance-based stock options should vest. This determination requires us to recognize, over the next four years, an expense of $1.8 million in unamortized stock-based compensation as of August 31, 2007. A change in the actual financial performance levels achieved by the Company could result in the following changes to our current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Date of Grant	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(818)	$—
20%	$2,605	$—	$112
60%	$7,814	$1,635	$336
100%	$13,024	$3,270	$560

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2007 Performance-based Option Grant Review

On August 14, 2007, we granted 1,480,103 stock-based awards, of which 896,194 were performance-based stock options. Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance goals. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2009. Dependent on the financial performance levels attained, 0%, 20%, 60% or 100% of the performance-based stock options will ultimately vest to the grantees of those stock options. At August 31, 2007 we have estimated that none of the performance-based stock options should vest thus resulting in no stock-based compensation expense to recognize. Our estimate reflected the potential adverse impact the dislocation in the U.S. credit markets could have on many of our clients. A change in the actual financial performance levels achieved by us could result in the following changes to our current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Date of Grant	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$3,110	$31	$155
60%	$9,330	$93	$465
100%	$15,550	$155	$775

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

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

Dividend Payment

On August 14, 2007, a regular quarterly dividend of $0.12 per share was announced. The cash dividend was paid on September 18, 2007, to common stockholders of record on August 31, 2007. Cash dividends will be paid using existing and future cash generated by operations.

Business Outlook

The following forward-looking statements reflect our expectations as of October 30, 2007. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2008 Expectations

-

Revenues are expected to range between $131 million and $135 million. This includes a $1.2 million reduction primarily from workstations sold to summer interns only in the fourth quarter of fiscal 2007.

-	Operating margins are expected to range between 31.5% and 33.0%.

-	The effective tax rate is expected to range between 34.0% and 35.0%.

Full Year Fiscal 2008

-

Capital expenditures, net of landlord contributions should total between $38 million to $44 million. The midpoint of the range is 7.9% of subscriptions at August 31, 2007 and is consistent with our average over the past five years. Capital expenditures include the enhancement of our data centers by upgrading to Hewlett Packard Integrity mainframes.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones 30 Industrials, Russell 2000®, NASDAQ Composite®, and MSCI EAFE Index) have experienced significant volatility during the past five years. More recently, poor performance of major financial markets was experienced in the summer of 2007 that could have a potential adverse impact on many of our clients. The demand for our solutions could be disproportionately affected by the recent downturns in the financial services industry in 2007, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

The fair market value of our investment portfolio at August 31, 2007 was $17.4 million or 9% of the aggregated cash, cash equivalents and investment balance. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Forward-Looking Factors,” which we include here by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of August 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PHILIP A. HADLEY	/s/ PETER G. WALSH
Philip A. Hadley	Peter G. Walsh
Chairman of the Board of Directors and	Senior Vice President, Chief Financial Officer
Chief Executive Officer	and Treasurer
October 26, 2007	October 26, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
October 26, 2007

Consolidated Statements of Income

(In thousands, except per share data)

Years Ended August 31,	2007	2006	2005
Revenues	$475,801	$387,350	$312,644
Cost of services	152,797	121,352	91,801
Selling, general and administrative	167,913	144,710	111,822

Total operating expenses	320,710	266,062	203,623

Income from operations	155,091	121,288	109,021
Other income	7,785	4,744	1,142

Income before income taxes	162,876	126,032	110,163
Provision for income taxes	53,309	43,116	38,398

Net income	$109,567	$82,916	$71,765

Basic earnings per common share	$2.24	$1.70	$1.50
Diluted earnings per common share	$2.14	$1.64	$1.43
Weighted average common shares (Basic)	48,873	48,688	47,904
Weighted average common shares (Diluted)	51,284	50,592	50,160

The accompanying notes are an integral part of these consolidated financial statements. The Company adopted SFAS 123(R) on September 1, 2005. Historical periods were not retroactively adjusted to include stock-based compensation expense under SFAS 123(R). See Note 11 to the consolidated financial statements for additional information.

Consolidated Statements of Financial Condition

(In thousands, except share data)

Assets

At August 31,	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$168,834	$126,549
Investments	17,388	16,641
Receivables from clients and clearing brokers, net of reserves of $1,362 and $1,162 at August 31, 2007 and 2006, respectively	59,579	59,190
Deferred taxes	2,808	1,600
Other current assets	3,723	3,000

Total current assets	252,332	206,980
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	135,419	145,359
Less accumulated depreciation and amortization	(56,474)	(85,547)

Property, equipment and leasehold improvements, net	78,945	59,812
Goodwill	146,187	141,354
Intangible assets, net	36,789	43,074
Deferred taxes	7,211	3,554
Other assets	2,286	2,454

TOTAL ASSETS	$523,750	$457,228

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

Liabilities and Stockholders’ Equity

At August 31,	2007	2006
CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,461	$18,110
Accrued compensation	30,105	21,407
Deferred fees	25,730	25,322
Dividends payable	5,802	2,933
Taxes payable	5,552	9,689
Note payable	—	1,840

Total current liabilities	90,650	79,301
Non-Current Liabilities
Deferred taxes	6,450	8,536
Deferred rent and other non-current liabilities	17,339	10,703

TOTAL LIABILITIES	$114,439	$98,540

Commitments and contingencies (See Notes 10 and 14)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,160,500 and 55,395,289 shares issued; 48,348,703 and 48,889,483 shares outstanding at August 31, 2007 and 2006, respectively	562	554
Capital in excess of par value	162,561	130,033
Treasury stock, at cost: 7,811,797 and 6,505,806 shares at August 31, 2007 and 2006, respectively	(233,372)	(153,073)
Retained earnings	469,880	377,846
Accumulated other comprehensive income	9,680	3,328

TOTAL STOCKHOLDERS’ EQUITY	409,311	358,688

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$523,750	$457,228

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Years Ended August 31,	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$109,567	$82,916	$71,765
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,560	24,256	18,318
Stock-based compensation expense	9,123	8,391	—
Deferred income taxes	(7,189)	505	3,029
Gain on sale of Company-owned real estate	—	(1,342)	—
Net gain realized on sale of available-for-sale securities	(62)	—	—
Changes in assets and liabilities, net of effects of acquisitions
Receivables from clients and clearing broker, net	(249)	(4,008)	(2,984)
Accounts payable and accrued expenses	5,213	(2,997)	(4,284)
Accrued compensation	8,523	1,163	2,204
Deferred fees	1	6,032	20
Landlord contributions	2,892	548	965
Deferred rent	3,559	1,169	1,485
Taxes payable	(4,153)	3,497	(3,482)
Other working capital accounts, net	123	692	323
Income tax benefits from stock option exercises	—	—	6,987

Net cash provided by operating activities	155,908	120,822	94,346

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(28,280)	(92,224)
Proceeds from sales of investments	17,213	83,683	3,033
Purchases of investments	(17,955)	(83,745)	—
Proceeds from sale of Company-owned real estate	—	2,910	—
Purchases of property, equipment and leasehold improvements	(39,251)	(23,689)	(21,935)

Net cash used in investing activities	(39,993)	(49,121)	(111,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(14,654)	(10,043)	(8,837)
Repurchase of common stock	(80,299)	(16,253)	(13,509)
Repayment of note	(2,258)	—	—
Proceeds from employee stock plans	15,612	16,629	20,223
Income tax benefits from stock option exercises	7,393	5,614	—

Net cash used in financing activities	(74,206)	(4,053)	(2,123)

Effect of exchange rate changes on cash and cash equivalents	576	(556)	(220)
Net increase (decrease) in cash and cash equivalents	42,285	67,092	(19,123)
Cash and cash equivalents at beginning of year	126,549	59,457	78,580

Cash and cash equivalents at end of year	$168,834	$126,549	$59,457

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$48,125	$31,458	$31,932

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$5,802	$2,933	$2,417

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

Years Ended August 31,	2007	2006	2005
COMMON STOCK
Balance, beginning of year	$554	$545	$528
Common stock issued for employee stock plans (See Note 3)	8	9	17

Balance, end of year	$562	$554	$545

CAPITAL IN EXCESS OF PAR VALUE
Balance, beginning of year	$130,033	$98,989	$60,244
Common stock issued for employee stock plans	16,012	17,039	24,674
Common stock issued for acquisition of businesses	—	—	8,890
Stock-based compensation expense	8,679	7,740	—
Income tax benefits from stock option exercises	7,393	5,614	6,987
Restricted stock grants	—	—	(1,844)
Deferred compensation amortization	444	651	38

Balance, end of year	$162,561	$130,033	$98,989

TREASURY STOCK
Balance, beginning of year	$(153,073)	$(136,820)	$(139,504)
Common stock issued for acquisition of businesses	—	—	16,193
Repurchase of common stock (See Note 3)	(80,299)	(16,253)	(13,509)

Balance, end of year	$(233,372)	$(153,073)	$(136,820)

RETAINED EARNINGS
Balance, beginning of year	$377,846	$305,636	$243,324
Net income	109,567	82,916	71,765
Dividends	(17,533)	(10,706)	(9,453)

Balance, end of year	$469,880	$377,846	$305,636

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$3,328	$(242)	$(46)
Foreign currency translation adjustments	6,349	3,557	(272)
Changes in unrealized gains on investments, net of income taxes	3	13	76

Balance, end of year	$9,680	$3,328	$(242)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$358,688	$268,108	$164,546
Common stock issued for employee stock plans	16,020	17,048	24,691
Common stock issued for acquisition of businesses	—	—	25,083
Stock-based compensation expense	8,679	7,740	—
Repurchase of common stock	(80,299)	(16,253)	(13,509)
Restricted stock grants	—	—	(1,844)
Deferred compensation amortization	444	651	38
Changes in unrealized gains on investments, net of income taxes	3	13	76
Foreign currency translation adjustments	6,349	3,557	(272)
Income tax benefits from stock option exercises	7,393	5,614	6,987
Net income	109,567	82,916	71,765
Dividends	(17,533)	(10,706)	(9,453)

Balance, end of year	$409,311	$358,688	$268,108

COMPREHENSIVE INCOME
Net income	$109,567	$82,916	$71,765
Changes in unrealized gains on investments, net of income taxes	3	13	76
Foreign currency translation adjustments	6,349	3,557	(272)

Comprehensive Income	$115,919	$86,486	$71,569

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) supplies financial intelligence to the global investment community. FactSet applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. The Company combines more than 200 databases, including content regarding tens of thousands of companies and securities from major markets across the globe into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in FactSet applications. FactSet is available via wireless, handled devices and is fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint that allows for the creation of extensive custom reports.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include income and other taxes, useful lives and salvage values of fixed and intangible assets, accrued liabilities, accrued compensation, stock-based compensation, receivable reserves, contingent liabilities and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services known as workstations (also referred to as users), content and applications. Investment management clients may pay for FactSet services either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FDS, is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request that cash be transmitted to FactSet to pay for its services.

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision is estimated for billing adjustments and cancellations of services. Such provisions are accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of August 31, 2007, the amount of receivables from clients and clearing broker, net that was unbilled totaled $0.7 million, which was billed at the beginning of September 2007.

The Company calculates a receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of August 31, 2007 and 2006, the receivable reserve was $1.4 million and $1.2 million, respectively.

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

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. The Company is in the process of transitioning from Hewlett Packard Alpha mainframe machines to Hewlett Packard Integrity mainframe machines. As such, the estimated useful life of Alpha mainframe machines has been changed based upon their projected replacement dates. Alpha mainframes purchased before November 2006 are depreciated on a straight-line basis over an estimated useful life between two and three years. Alpha mainframes purchased after November 2006 are depreciated on a straight-line basis over estimated useful lives of twelve months.

Effective as of the beginning of the fourth quarter of fiscal 2007, the Company elected to change its method of depreciation for furniture and fixtures to straight-line from the double declining balance method. Furniture and fixtures are depreciated over their estimated useful lives between five and seven years. This change does not have a material impact to the Company’s consolidated financial statements in fiscal 2007 and in future periods. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

The Company performs a test for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. Should projected undiscounted future cash flows be less than the carrying amount of the asset or asset group, an impairment charge reducing the carrying amount to fair value is required. Fair value is determined based on the most appropriate valuation technique, including discounted cash flows.

Asset Retirement Obligations

An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability with a corresponding increase to the carrying amount of the related property, plant and equipment which is then depreciated over its useful life. The liability is initially measured at discounted fair value and then accretion expense is recorded in each subsequent period. The Company’s asset retirement obligations are associated with its build-out of office space in London where the Company has made significant leasehold improvements and is obligated to remove the leasehold improvements at the end of the lease term. The Company’s asset retirement obligations are not material to its consolidated financial statements.

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses. Goodwill resulting from the acquisitions of Insyte, LionShares, Mergerstat, CallStreet, JCF, AlphaMetrics and Global Filings are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2007, 2006 and 2005, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2007, 2006 and 2005 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company’s uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2007, 2006 and 2005 and determined that there had been no impairment.

Intangible Assets

Intangible assets primarily consist of client relationships, acquired technology, trade names, non-compete agreements, and certain acquired content databases resulting from the acquisitions of the Insyte (data central application), LionShares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), DSI (fixed income), AlphaMetrics (research and performance evaluation networking tool) and Global Filings (equity and fixed income prospectuses) businesses and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There has been no impairment of intangible assets as of August 31, 2007, 2006 and 2005, respectively.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally two years or less. During fiscal 2007 and 2006, the Company capitalized $0.5 million and $0.3 million, respectively of internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only. In fiscal 2007, 2006 and 2005, FactSet recorded amortization expense related to capitalized software of less than $0.1 million in each respective year.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to SFAS 86 are expensed as incurred. As of August 31, 2007 and 2006, there were no software development costs capitalized in accordance with SFAS 86.

Landlord Contributions to Leasehold Improvements

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are included in the Deferred Rent and Other Non-Current Liabilities line item of the Company’s Consolidated Statements of Financial Condition. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain. During fiscal 2007, 2006 and 2005, cash contributions from landlords were $2.9 million, $0.6 million and $1.0 million respectively.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of corporate, departmental and individual performance is conducted each year to determine the amount of discretionary bonus pools.

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

Foreign Currency

Effective September 1, 2005, the Company’s wholly owned subsidiaries within the European segment no longer operate as branch offices and operate under a functional currency different than the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets and liabilities of foreign operations are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity and totaled $9.6 million and $3.3 million at August 31, 2007 and 2006, respectively.

Prior to September 1, 2005, the functional currency of our wholly owned subsidiaries, excluding JCF, was the U.S. dollar. Accordingly, the foreign currency exchange gains and losses from translating net monetary assets were included in net income.

A portion of the Company’s non-U.S. clients are billed in local currencies such as the Euro, British Pound Sterling and the Japanese Yen, in their native foreign jurisdictions. Volatility in these and other currencies may have either positive or negative effects on total reported revenues. During fiscal 2007 and 2006, the Company’s expenses recorded in non-dollar denominated currencies exceeded its revenues billed in non-dollar denominated currencies by approximately $24.8 million and $13.3 million, respectively. Historically, the impact of foreign currency fluctuations on the Company’s results of operations has not been material. The Company does not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

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

Stock-based compensation expense recognized is based on the value of share awards that are scheduled to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Income during fiscal 2007 and 2006 included compensation expense for stock options and restricted stock not vested as of September 1, 2005. Compensation expense was calculated using the grant date fair value estimated under the pro forma provisions of SFAS 123 and provisions of SFAS 123(R) for awards issued subsequent to August 31, 2005. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to fiscal 2006, the Company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees. Accordingly, prior to fiscal 2006, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value for fiscal 2005 are provided in Note 11. Prior to the adoption of SFAS 123(R), the Company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires windfall tax benefits from stock-based compensation cost be classified as cash inflows from financing activities.

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

Stock Option Awards

The Company estimates the fair value of awards on the date of grant using an option-pricing model. Non-performance based options expire either seven or ten years from the date of grant and vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Performance based options expire seven years from the date of grant and, if performance conditions are met over the two year period, vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date, and remain exercisable until expiration or cancellation.

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance goals. The number of performance-based options that vest will be predicated on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two year period subsequent to the fiscal year of grant. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. Based on the Company’s current business outlook for fiscal years 2007 and 2008, 20% of the performance-based stock options granted in fiscal 2006 are estimated to vest and 0% of the performance-based stock options granted in fiscal 2007 are estimated to vest. Refer to Note 11 for further review of stock-based compensation.

Commencing with the third quarter of fiscal 2005, the Company transitioned from the Black-Scholes option-pricing model to a lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new stock option grants. Management believes the binomial model provides a more refined estimate of the fair value of the Company’s employee stock options. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates and actual employee stock option exercise behaviors.

Restricted Stock Awards

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. Restricted stock grants are amortized to expense over the vesting period using the straight-line method. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded as a reduction to capital in excess of par value in stockholders’ equity and is being amortized ratably to stock-based compensation expense over the vesting period of four years. There were no restricted stock grants during fiscal 2007 or 2006.

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax positions; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company in the first quarter of fiscal 2008. The Company is continuing to evaluate the impact of the adoption of FIN 48 on its financial position and results of operations.

Additionally, in May 2007, the FASB published FASB Staff Position No. FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 is an amendment to FIN 48. It clarifies how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon the initial adoption of FIN 48, and therefore will be adopted by the Company in the first quarter of fiscal 2008.

In September 2006, the Securities and Exchange Commission issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. The adoption of SAB 108 in fiscal 2007 had no material impact on the Company’s consolidated financial statements.

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

3. COMMON STOCK AND EARNINGS PER SHARE

On March 20, 2007, the Company announced that its Board of Directors approved increasing the regular quarterly dividend by 100% to $0.12 per share, or $0.48 per share per annum, beginning with the Company’s dividend payment in June 2007. On August 14, 2007, the Company announced a regular quarterly dividend of $0.12 per share. The cash dividend was paid on September 18, 2007, to common stockholders of record on August 31, 2007. Shares of common stock outstanding were as follows (in thousands):

Years Ended August 31,	2007	2006	2005
Balance, beginning of year	48,889	48,341	46,752
Common stock issued for employee stock plans (see Note 12)	742	934	1,303
Common stock issued for acquisition of businesses	—	—	736
Common stock issued for 50% vesting of restricted stock	24	—	—
Repurchase of common stock	(1,306)	(386)	(450)

Balance, end of year	48,349	48,889	48,341

Shares of common stock and related per share amounts give retroactive effect for stock splits. A three-for-two common stock split, effected as a stock dividend, occurred on February 4, 2005.

Share Repurchase Program

On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During fiscal 2007, the Company repurchased 1.3 million shares at an average cost of $61.61 per share under the program. At August 31, 2007, $57.2 million remains authorized for future share repurchases. The remaining 24,490 shares repurchased during fiscal 2007 were primarily repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

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

Other Share Activity

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. On August 1, 2007, 50% of the restricted stock grants vested and were subsequently issued to restricted stock award holders on that date.

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

Earnings per Share

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
For the year ended August 31,	2007	2006	2005	2007	2006	2005	2007	2006	2005
Basic EPS
Income available to common stockholders	$109,567	$82,916	$71,765	48,873	48,688	47,904	$2.24	$1.70	$1.50
Diluted EPS
Dilutive effect of stock options and restricted stock				2,411	1,904	2,256

Income available to common stockholders	$109,567	$82,916	$71,765	51,284	50,592	50,160	$2.14	$1.64	$1.43

Dilutive potential common shares consist of stock options and unvested restricted stock awards. There were 14,394, 15,938 and 39,093 weighted average stock options excluded from the calculation of diluted earnings per share for the twelve months ended August 31, 2007, 2006 and 2005, respectively because their inclusion would have been anti-dilutive. There were no restricted stock awards excluded from the calculation of diluted earnings per share for the twelve months ended August 31, 2007, 2006 or 2005.

For the twelve months ended August 31, 2007, 999,672 performance-based stock option grants were excluded from the calculation of diluted earnings per share in accordance with SFAS No. 128, Earnings per Share. Similarly, for the year ended August 31, 2006, 128,289 performance-based stock option grants were excluded from the calculation of diluted earnings per share. There were no performance-based stock options granted in fiscal 2005. As indicated in SFAS No. 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at August 31, 2007 or 2006, respectively.

4. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of acquired technology, client relationships, certain acquired content databases, trade names, and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, and February 2006, respectively. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 9.8 years at August 31, 2007.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. These intangible assets have no assigned residual values. During fiscal 2007, the Company reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At August 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$19,432	$9,139	$10,293
Client relationships	14,697	5,387	9,310
Data content	22,746	6,084	16,662
Trade names	1,739	1,512	227
Non-compete agreements	1,365	1,068	297

Total	$59,979	$23,190	$36,789

At August 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Software technology	$19,078	$5,774	$13,304
Client relationships	14,149	3,046	11,103
Data content	21,740	4,335	17,405
Trade names	1,654	928	726
Non-compete agreements	1,330	794	536

Total	$57,951	$14,877	$43,074

There were no intangible assets acquired during fiscal 2007.

Amortization expense recorded for intangible assets during fiscal years 2007, 2006 and 2005 was $7.8 million, $8.2 million and $4.2 million, respectively. Estimated intangible asset amortization expense for fiscal 2008 and the five succeeding years is as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2008	$7,100
2009	6,707
2010	6,226
2011	3,820
2012	2,922
Thereafter	10,014

Total	$36,789

5. GOODWILL

The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of each of fiscal 2007, 2006 and 2005, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired. There was no goodwill acquired during fiscal 2007. Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2007 and 2006 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2005	$62,699	$48,094	$110,793
Goodwill acquired during the period	—	26,429	26,429
Purchase price adjustments	300	—	300
Foreign currency translation adjustments	—	3,832	3,832

Balance at August 31, 2006	$62,999	$78,355	$141,354

Goodwill acquired during the period	—	—	—
Purchase price adjustments	—	—	—
Foreign currency translation adjustments	—	4,833	4,833

Balance at August 31, 2007	$62,999	$83,188	$146,187

6. RECEIVABLES FROM CLIENTS AND CLEARING BROKERS, NET

Receivables from clients and clearing brokers, net consisted of the following (in thousands):

At August 31,	2007	2006
Receivables from clients, net	$59,579	$58,491
Receivables from clearing brokers	—	699

Receivables from clients and clearing brokers, net	$59,579	$59,190

The Company calculates a receivable reserve through analyzing historical receivable write-off experience, trends in aged receivables and general market conditions. Receivables from clients and clearing brokers are reported net of receivable reserves. As of August 31, 2007 and 2006, the receivable reserve was $1.4 million and $1.2 million, respectively.

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

All of the Company’s short-term investment assets are classified as available-for-sale securities in accordance with SFAS No. 115. Investments totaled $17.4 million and $16.6 million at August 31, 2007 and 2006, respectively. Fair value of investments was determined from readily available quoted market prices. Unrealized gains and losses on available-for-sale securities of less than $0.1 million were included net of tax in accumulated other comprehensive income in stockholders’ equity at August 31, 2007 and 2006, respectively.

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

At August 31,	2007	2006
Computers and related equipment	$59,379	$82,846
Leasehold improvements	55,275	44,676
Furniture, fixtures and other	20,765	17,837

Subtotal	135,419	145,359
Less accumulated depreciation and amortization	(56,474)	(85,547)

Property, equipment and leasehold improvements, net	$78,945	$59,812

Depreciation expense was $20.7 million, $16.1 million and $14.1 million for fiscal 2007, 2006 and 2005, respectively.

9. INCOME TAXES

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

The provision for income taxes by geographic operations is as follows (in thousands):

Years Ended August 31,	2007	2006	2005
U.S. operations	$49,274	$40,442	$36,878
Non-U.S. operations	4,035	2,674	1,520

Total provision for income taxes	$53,309	$43,116	$38,398

The components of the provision for income taxes consist of the following (in thousands):

Years Ended August 31,	2007	2006	2005
Current:
U.S. federal	$49,509	$37,450	$34,287
U.S. state and local	4,630	2,134	2,771
Non-U.S.	5,524	4,043	2,179

Total current taxes	$59,663	$43,627	$39,237

Deferred:
U.S. federal	$(4,467)	$779	$(167)
U.S. state and local	(398)	79	(13)
Non-U.S.	(1,489)	(1,369)	(659)

Total deferred taxes	(6,354)	(511)	(839)

Total tax provision	$53,309	$43,116	$38,398

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

Years Ended August 31,	2007	2006	2005
Tax at federal U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.6%	2.5%	2.5%
Foreign income at other than U.S. rates	(1.0)	(0.6)	(0.1)
Income tax benefit from U.S. Federal R&D tax credit	(1.6)	—	—
Income tax benefits from foreign tax credits	(1.1)	—	—
Section 199 tax deduction	(0.7)	—	—
Conclusion of an audit of the Company’s U.S. federal income tax returns	(0.1)	(1.2)	—
Income tax benefit from closure of previously filed tax returns	—	(1.2)	(1.7)
Other, net*	(0.4)	(0.3)	(0.8)

Effective rate	32.7%	34.2%	34.9%

*	“Other, net” includes income tax benefits from additional federal, state and non-U.S. tax planning and certain changes in estimates.

The significant components of deferred tax assets that are recorded in the Consolidated Statement of Financial Condition were as follows (in thousands):

August 31,	2007	2006
Deferred tax asset
Current
Allowance for doubtful accounts	$506	$425
Deferred rent	2,209	800
Accrued liabilities*	93	375

Net current deferred taxes	2,808	1,600

Non-current
Depreciation on property, equipment and leasehold improvements	1,244	(1,003)
Deferred rent	2,811	2,796
SFAS 123(R) stock-based compensation expense	3,827	2,166
Purchased intangible assets, including acquired technology	(894)	(635)
Restricted stock	216	147
Other	7	83

Net non-current deferred taxes	7,211	3,554

Total deferred tax assets	$10,019	$5,154

*	Included in accrued liabilities are accrued taxes other than income taxes of $0.1 million and $0.4 million at August 31, 2007 and 2006, respectively.

The significant components of deferred tax liabilities that are recorded in the Consolidated Statement of Financial Condition were as follows (in thousands):

August 31,	2007	2006
Deferred tax liabilities (Non-current)
Purchased intangible assets, including acquired technology	$6,624	$8,735
SFAS 123(R) stock-based compensation expense	(174)	(199)

Net deferred tax liabilities	$6,450	$8,536

A provision has not been made for additional U.S. Federal or foreign taxes as of August 31, 2007 on undistributed earnings of foreign subsidiaries because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

10. LEASE COMMITMENTS

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

During fiscal 2007, the Company entered into new lease agreements in the ordinary course of business to support operations in New York, Virginia, Norwalk, Chicago and London. The new spaces expand existing locations. The new lease in New York allowed FactSet to consolidate five New York office locations into one during the fourth quarter of fiscal 2007.

Office Location	Expansion Period	Incremental Future Minimum Rental Payments (in thousands)
London, England	2021	$13,440
New York, NY	2015	$12,227
Norwalk, CT	2019	$8,672
Chicago, IL	2016	$1,821
Reston, VA	2014	$2,885

At August 31, 2007, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2008	$12,894
2009	16,034
2010	16,245
2011	15,772
2012	14,782
Thereafter	81,173

Total	$156,900

During fiscal 2007, 2006 and 2005, rental expense for all operating leases amounted to approximately $18.8 million, $18.7 million and $14.2 million, respectively.

11. STOCK-BASED COMPENSATION

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

The following table summarizes stock-based compensation expense under SFAS 123(R) for the twelve months ended August 31, 2007 and 2006 which was allocated as follows (in thousands):

			Pro Forma
	2007	2006	2005
Stock-based compensation	$9,123	$8,391	$10,331
Tax impact of stock-based compensation	(2,620)	(2,410)	(3,135)

Stock-based compensation, net of tax	$6,503	$5,981	$7,196

Net income, including stock-based compensation, net of tax	$109,567	$82,916	$64,569

Diluted earnings per common share, as reported	$2.14	$1.64	$1.43 *
Impact on diluted earnings per common share	$(0.13)	$(0.12)	$(0.14)

*	Represents diluted earnings per common share, including the effect of stock-based compensation.

As stock-based compensation expense recognized in the Consolidated Statement of Income during fiscal 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience.

As of August 31, 2007, $27.1 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.69 years. There were no stock-based compensation costs capitalized as of August 31, 2007 and 2006, respectively.

12. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

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

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance. The number of performance-based options that vest will be predicated on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ending August 31, 2009 and 2008. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. There is no current guarantee however that such options will vest in whole or in part. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. There is no current guarantee however that such options will vest in whole or in part.

August 2006 Performance-based Option Grant Review

In August 2006, the Company granted 924,989 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2008. At August 31, 2007 we have estimated that 20% or 184,998 of the performance-based stock options should vest. This determination requires the Company to recognize, over the next four years, an expense of $1.8 million in unamortized stock-based compensation as of August 31, 2007. A change in the actual financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Date of Grant	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(818)	$—
20%	$2,605	$—	$112
60%	$7,814	$1,635	$336
100%	$13,024	$3,270	$560

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2009. At August 31, 2007 we have estimated that none of the performance-based stock options should vest. This results in zero unamortized stock-based compensation expense as of August 31, 2007. Our estimate reflected the potential adverse impact the dislocation in the U.S. credit markets could have on many of its clients. A change in the actual financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Date of Grant	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$3,110	$31	$155
60%	$9,330	$93	$465
100%	$15,550	$155	$775

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

General Option Activity

In fiscal years 2007, 2006 and 2005, incentive and nonqualified stock options to purchase 1,503,738; 1,608,890; and 1,344,000 shares of common stock, respectively, at prices which ranged from $29.00 to $61.65 were granted to employees and non-employee directors of the Company.

On December 19, 2004, the Company’s shareholders approved the 2004 Stock Option Plan which increased the number of stock options available for future issuance by 7.5 million. At August 31, 2007, there were 4,918,000 shares available for future grants under the Option Plans.

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2004	9,181	6,955	$18.52
Granted	(1,344)	1,344	31.03
Exercised	—	(1,135)	20.15
Forfeited	144	(144)	20.52

Balance at August 31, 2005	7,981	7,020	$21.32
Granted – non performance-based	(684)	684	42.58
Granted – performance-based	(925)	925	43.39
Exercised	—	(843)	15.92
Forfeited	118	(118)	28.06
Expired*	(174)	—	—

Balance at August 31, 2006	6,316	7,668	$26.37
Granted – non performance-based	(608)	608	59.41
Granted – performance-based	(896)	896	59.42
Exercised	—	(659)	18.63
Forfeited	106	(106)	36.55

Balance at August 31, 2007	4,918	8,407	$32.76

*	Represents the remaining stock option balance within the Company’s 1996 Stock Option plan that expired in May 2006 because they were never granted.

The total pre-tax intrinsic value of options exercised during fiscal 2007 and 2006 was $27.1 million and 22.1 million, respectively.

The following table summarizes the number of options outstanding and exercisable during fiscal 2007, 2006 and 2005, respectively (in thousands, except per share data):

At August 31,	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	8,407	$32.76	7,668	$26.37	7,020	$21.32
Exercisable at fiscal year end	4,502	$21.53	4,382	$20.03	4,181	$18.30

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2007 (in thousands, except per share data):

	Outstanding				Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$ 6.26 – $19.47	1,673	3.61	$14.86	$75,402	1,640	$14.84	$73,948
$19.48 – $37.55	3,729	5.32	$25.76	$127,420	2,740	$24.56	$96,914
$37.56 – $61.65	3,005	6.48	$51.40	$25,633	122	$43.34	$2,024

	8,407	5.29	$32.76	$228,455	4,502	$21.53	$172,886

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $59.93 as of August 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of August 31, 2007 was 4.5 million with a weighted average exercise price of $21.53. As of August 31, 2006, 4.4 million outstanding options were exercisable with a weighted average exercise price was $20.03.

Stock Option Fair Value Determination

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and actual employee stock option exercise behaviors.

There were 1,503,738 employee stock options granted during fiscal 2007. The weighted average estimated value of employee stock options granted during fiscal 2007 was $19.87 per share, using the binomial model and assumed a 6% forfeiture rate. In fiscal 2006, 1,608,890 employee stock options were granted with a weighted average estimated value of $15.83 per share, using the binomial model and a 6% forfeiture rate assumption. For the six months ended August 31, 2005, 1,297,620 employee stock options were granted with a weighted average estimated value of $8.99 per share, using the binomial model.

The weighted average estimated value of employee stock options granted during fiscal 2007, 2006 and 2005 were determined using the binomial model with the following weighted average assumptions:

	Fiscal 2007	Fiscal 2006	Six Months Ended August 31, 2005
Term structure of risk-free interest rate	4.46% - 5.09%	3.42% - 5.18%	2.78% - 4.59%
Expected life *	4.8 - 5.9 years	4.2 - 5.2 years	3.7 - 4.2 years
Term structure of volatility	17% - 44%	25% - 47%	26% - 47%
Dividend yield	0.8	0.5	0.7

*	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

The weighted average estimated value of employee stock options granted before February 28, 2005 was determined using the Black-Scholes model with the following weighted average assumptions:

Six Months Ended February 28, 2005
Risk-free interest rate	3.51%
Expected life	5.4 years
Expected volatility	46%
Dividend yield	0.5%

The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and employee termination within the valuation model. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The option forfeiture rate is based on past behavior of optionees.

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

Accuracy of Fair Value Estimates

The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeiture rates and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. During fiscal 2007, employees purchased 82,248 shares at an average price of $45.81. At August 31, 2007, 191,249 shares were reserved for future issuance under the Purchase Plan.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated value of employee stock purchase plan grants during fiscal years 2007, 2006 and 2005 were $10.04, $7.79 and $7.32 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants for fiscal years 2007, 2006 and 2005:

Years ended August 31,	2007	2006	2005
Risk-free interest rate	4.88%	4.48%	2.64%
Expected life	3 months	3 months	3 months
Expected volatility	13%	16%	42%
Dividend yield	0.5%	0.5%	0.6%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. Compensation expense recorded by the Company was $396,020, $391,000 and $38,000 during fiscal 2007, 2006 and 2005, respectively. In connection with the adoption of SFAS 123(R) beginning in fiscal 2006, the Company recorded an adjustment to deferred compensation in the amount of $222,000 to reflect an estimated forfeiture rate. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. On August 1, 2007, 50% of the restricted stock grants vested and were subsequently issued to restricted stock award holders on that date.

Employee Stock Ownership Plan

The Company sponsored an ESOP until March 30, 2005. There were no authorized contributions in fiscal 2007, 2006 or 2005. On June 20, 2005, the Board of Directors terminated the Plan. Distributions were paid in the form of cash or the Company’s common stock. In cash distributions, the Company purchases the common stock in the participant’s ESOP account at the closing price of the Company’s common stock on the last day of the month in which the distribution is requested by the participant of the Plan. These repurchases of common stock from employees are included in both treasury stock on the Consolidated Statements of Changes in Stockholders’ Equity and in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The Plan held 18,621; 49,127 and 724,598 shares of the Company’s common stock at August 31, 2007, 2006 and 2005, respectively.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. Effective January 1, 2005, the Company implemented an employer-funded matching component to its existing 401(k) retirement plan whereby the Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time employees are eligible for the matching contribution by the Company. The Company contributed $3.5 million, $2.7 million and $1.4 million in matching contributions to employee 401(k) accounts during fiscal 2007, 2006 and 2005, respectively.

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Australia. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, deprecation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At August 31, 2007, total goodwill of $146.2 million, is allocated to the U.S. segment totaling $63.0 million and in the European segment totaling $83.2 million. The accounting policies of the segments are the same as those described in Note 2, Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)
Year Ended August 31, 2007	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$335,304	$114,335	$26,162	$475,801
Other income	7,688	95	2	7,785
Depreciation and amortization	21,768	6,440	352	28,560
Stock-based compensation*	7,976	898	249	9,123
Segment operating profit**	100,916	38,501	15,674	155,091
Provision for income taxes	48,842	4,467	—	53,309
Total assets	367,083	148,992	7,675	523,750
Capital expenditures	34,461	4,632	158	39,251

Year Ended August 31, 2006
Revenues from clients	$277,181	$90,151	$20,018	$387,350
Other income	3,300	1,444	—	4,744
Depreciation and amortization	18,820	5,159	277	24,256
Stock-based compensation*	7,281	794	316	8,391
Segment operating profit**	77,965	31,467	11,856	121,288
Provision for income taxes	40,442	2,674	—	43,116
Total assets	307,429	142,738	7,061	457,228
Capital expenditures	13,225	8,614	1,850	23,689

Year Ended August 31, 2005
Revenues from clients	$229,010	$68,346	$15,288	$312,644
Other income	1,075	66	1	1,142
Depreciation and amortization	15,191	3,025	102	18,318
Segment operating profit**	76,453	23,536	9,032	109,021
Provision for income taxes	36,878	1,520	—	38,398
Total assets	217,131	125,091	5,307	347,529
Capital expenditures	19,317	2,592	26	21,935

*	As discussed in Note 11, Stock-Based Compensation, the Company adopted the fair value method of accounting for stock-based awards granted to employees. Each segments’ operating profit includes the impact of this accounting change.

**	Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

GEOGRAPHIC INFORMATION - The following provides information for those countries that are 10 percent or more of the specific category.

(in thousands) Years Ended August 31,	2007	2006	2005
Revenues*
United States	$335,304	$277,181	$229,010
United Kingdom	67,015	53,732	34,530
Other countries	73,482	56,437	49,104

Total revenues	$475,801	$387,350	$312,644

Long-lived Assets**
United States	$78,493	$64,151	$70,613
United Kingdom	18,019	16,133	2,299
Other countries	19,222	22,602	21,107

Total long-lived assets	$115,734	$102,886	$94,019

*	Revenues are attributed to countries based on the location of the client.
**	Long-lived assets consist of property, equipment, leasehold improvements and identifiable intangible assets, net of accumulated depreciation and amortization.

14. REVOLVING CREDIT FACILITIES

In March 2007, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2007. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable. The Company periodically reviews its accounts receivable for collectibility and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 3% of total subscriptions as of August 31, 2007. Subscriptions from the ten largest clients did not surpass 15% of total client subscriptions.

16. NOTE PAYABLE

On September 1, 2005, the Company issued an unsecured floating rate note in the amount of $1.7 million, maturing in September 2010. The note bore interest from and including September 1, 2005 at the rate of one percent below LIBOR and was payable semi-annually. The note was issued in accordance with the Agreement for the Sale and Purchase of the Share Capital of the AlphaMetrics business dated as of July 27, 2005 among the Company, AlphaMetrics and other parties. The note was issued in lieu of a seller’s cash entitlement. The note and related interest was paid in full on December 8, 2006.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 29.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 30.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item relating to our directors and nominees, and compliance with Section 16(a) of the Securities Act of 1934, is included under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the definitive Proxy Statement dated October 30, 2007, all of which information we include here by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 30, 2007, all of which information we include here by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers,” is posted on our Website. The Internet address for our Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance Highlights.” All employees, officers and directors are also subject to our “Code of Business Conduct and Ethics,” also posted on the “Corporate Governance Highlights” page of our Website and the same information is available in print free of charge to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to (other than technical, administrative or non-substantive amendments), or waiver from, a provision of each code of ethics by posting such information on our Website, at the address and general location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 30, 2007, all of which information we include here by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in the definitive Proxy Statement dated October 30, 2007, all of which information we include here by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item relating to the security ownership of certain beneficial owners is included under caption “Certain Relationships and Related Transactions” contained in the definitive Proxy Statement dated October 30, 2007, all of which information we include here by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 30, 2007, all of which information we include here by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 28 is incorporated herein by reference as the list of financial statements required as part of this report.

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended August 31, 2007, 2006, and 2005 (in thousands):

	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable - Allowance for doubtful accounts
2007	$1,162	$1,482	$1,282	$1,362
2006	$1,070	$1,385	$1,293	$1,162
2005	$1,105	$1,492	$1,527	$1,070

Additional Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)

3.2	By-laws (2)

3.12	Amendment to Restated Certificate of Incorporation (3)

4.1	Form of Common Stock (1)

10.2	Eighth Amendment to 364-Day Credit Agreement, dated March 21, 2007 (4)

10.3	Second Amendment to the Three-Year Credit Agreement, dated November 30, 2004 (5)

10.4	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (6)

10.5	The FactSet Research Systems Inc. Non-Employee Directors’ Stock Option Plan (7)

10.6	The FactSet Research Systems Inc. 2000 Stock Option Plan (8)

10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (9)

10.8	The FactSet Research Systems Inc. 2004 Stock Option Plan (10)

10.10	Resignation, Separation of Employment and General Release Agreement dated as of March 1, 2005, between FactSet Research Systems Inc. and Ernest S. Wong (5)

10.11	Severance Agreement dated as of September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh (5)

10.12	Stock Purchase Agreement dated as July 27, 2005 (11)

10.13	Stock Purchase Agreement dated as August 1, 2005 (12)

21	Subsidiaries of the Registrant

23	Consent of PricewaterhouseCoopers LLP

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).
(2)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third fiscal quarter of 2000.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2007.
(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2005.
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-134298).
(11)	Incorporated by reference to the Company’s current report on Form 8-K dated July 27, 2005.
(12)	Incorporated by reference to the Company’s current report on Form 8-K dated August 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
Registrant

Date: October 30, 2007	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIP A. HADLEY	Chairman of the Board of Directors, Chief Executive Officer and Director	October 30, 2007
Philip A. Hadley

/S/ CHARLES J. SNYDER	Vice Chairman of the Board of Directors and Director	October 30, 2007
Charles J. Snyder

/S/ MICHAEL F. DICHRISTINA	President, Chief Operating Officer and Director	October 30, 2007
Michael F. DiChristina

/S/ MICHAEL D. FRANKENFIELD	Senior Vice President and Director of U.S. Investment Management Services	October 30, 2007
Michael D. Frankenfield

/S/ PETER G. WALSH	Senior Vice President, Chief Financial Officer and Treasurer	October 30, 2007
Peter G. Walsh

/S/ KIERAN M. KENNEDY	Senior Vice President and Director of Investment Banking and Brokerage Services	October 30, 2007
Kieran M. Kennedy

/S/ SCOTT A. BILLEADEAU	Director	October 30, 2007
Scott A. Billeadeau

/S/ JOSEPH E. LAIRD JR.	Director	October 30, 2007
Joseph E. Laird Jr.

/S/ JAMES J. MCGONIGLE	Director, Lead Independent Director	October 30, 2007
James J. McGonigle

/S/ WALTER F. SIEBECKER	Director	October 30, 2007
Walter F. Siebecker

/S/ JOSEPH R. ZIMMEL	Director	October 30, 2007
Joseph R. Zimmel