Form 10-Q
period 2007-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2008-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2007

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on November 30, 2007 was 48,232,428.

FactSet Research Systems Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2007	2006
Revenues	$134,175	$108,881

Operating expenses
Cost of services	44,943	34,941
Selling, general and administrative	46,735	38,519

Total operating expenses	91,678	73,460

Income from operations	42,497	35,421

Other income	2,042	1,487

Income before income taxes	44,539	36,908

Provision for income taxes	15,140	13,113

Net income	$29,399	$23,795

Basic earnings per common share	$0.61	$0.49
Diluted earnings per common share	$0.58	$0.47

Weighted average common shares (Basic)	48,381	48,957
Weighted average common shares (Diluted)	50,610	51,079

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	November 30, 2007	August 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$154,922	$168,834
Investments	16,386	17,388
Receivables from clients and clearing broker, net of reserves	62,989	59,579
Deferred taxes	2,930	2,808
Other current assets	4,354	3,723

Total current assets	241,581	252,332
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	132,693	135,419
Less accumulated depreciation and amortization	(53,413)	(56,474)

Property, equipment and leasehold improvements, net	79,280	78,945

Goodwill	149,127	146,187
Intangible assets, net	36,360	36,789
Deferred taxes	8,911	7,211
Other assets	2,407	2,286

TOTAL ASSETS	$517,666	$523,750

CURRENT LIABILITIES
Accounts payable and accrued expenses	$18,611	$23,461
Accrued compensation	9,288	30,105
Deferred fees	22,313	25,730
Dividends payable	5,788	5,802
Taxes payable	8,920	5,552

Total current liabilities	64,920	90,650
NON-CURRENT LIABILITIES
Deferred taxes	6,443	6,450
Taxes payable	3,772	—
Deferred rent and other non-current liabilities	18,477	17,339

TOTAL LIABILITIES	$93,612	$114,439

Commitments and contingencies (See Note 7)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,492,109 and 56,160,500 shares issued; 48,232,428 and 48,348,703 shares outstanding at November 30, 2007 and August 31, 2007, respectively	565	562
Capital in excess of par value	177,571	162,561
Treasury stock, at cost: 8,259,681 and 7,811,797 shares at November 30, 2007 and August 31, 2007, respectively	(263,043)	(233,372)
Retained earnings	494,781	469,880
Accumulated other comprehensive income	14,180	9,680

TOTAL STOCKHOLDERS’ EQUITY	424,054	409,311

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$517,666	$523,750

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,399	$23,795
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,112	6,574
Stock-based compensation expense	2,714	2,449
Deferred income taxes	(1,845)	(961)
Loss on disposal of assets	88	—
Changes in assets and liabilities
Receivables from clients and clearing broker, net of reserves	(3,410)	(1,972)
Accounts payable and accrued expenses	(5,016)	1,023
Accrued compensation	(20,911)	(14,540)
Deferred fees	(3,417)	(2,717)
Taxes payable	8,381	9,308
Deferred rent	930	916
Landlord contributions	90	359
Other working capital accounts, net	(491)	(1,287)

Net cash provided by operating activities	13,624	22,947

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	4,154	5,154
Purchases of investments	(3,079)	(5,438)
Insurance proceeds from fixed asset recoveries	175	—
Purchases of property, equipment and leasehold improvements	(5,750)	(7,973)

Net cash used in investing activities	(4,500)	(8,257)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(5,788)	(2,931)
Repurchase of common stock	(29,669)	(5,123)
Proceeds from employee stock plans	7,760	3,978
Excess tax benefits from share-based payment arrangements	4,320	1,447

Net cash used in financing activities	(23,377)	(2,629)

Effect of exchange rate changes on cash and cash equivalents	341	267

Net (decrease) increase in cash and cash equivalents	(13,912)	12,328
Cash and cash equivalents at beginning of period	168,834	126,549

Cash and cash equivalents at end of period	$154,922	$138,877

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2007

(Unaudited)

1. DESCRIPTION OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a leading provider of global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. FactSet offers access to financial data and analytics to thousands of investment professionals around the world. Combining hundreds of databases into its own dedicated online service, FactSet provides the tools to download, combine, and manipulate financial data for investment analysis. FactSet applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. FactSet is also available via wireless, handled devices and is fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint that allows for the creation of extensive custom reports.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of November 30, 2007 and for the three months ended November 30, 2007 and 2006 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2007 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include receivable reserves, valuation of goodwill, useful lives and valuation of fixed and intangible assets, accrued compensation, asset retirement obligations, income and other taxes, stock-based compensation and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly-owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the National Association of Securities Dealers, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request cash be transmitted to FactSet to pay for its services.

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A receivable reserve is estimated for uncollectible amounts previously billed. This provision is accounted for as a reduction of subscription revenue, with a corresponding reduction to subscriptions receivable. FactSet recognizes revenue when all the following criteria are met:

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as receivables from clients and clearing broker, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of November 30, 2007, the amount of receivables from clients and clearing broker, net of reserves, that was unbilled totaled $0.7 million, which was billed at the beginning of December 2007.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of November 30, 2007 and August 31, 2007, the receivable reserve was $1.3 million and $1.4 million, respectively.

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. The Company is in the process of transitioning from Hewlett Packard (“HP”) Alpha mainframe machines to HP Integrity mainframe machines. Between July and November 2007, the Company has deployed twelve HP Integrity mainframe machines and anticipates an additional four machines to be purchased in early 2008. The upgrade to HP Integrity mainframe machines from HP Alpha mainframe machines, which included a non-cash addition to property, equipment and leasehold improvements of $1.8 million during the first quarter of fiscal 2008, is scheduled to be completed in the upcoming second quarter of fiscal 2008. HP Alpha mainframe machines purchased during fiscal 2007 were depreciated over a one year period while HP Integrity mainframe machines are depreciated over a useful life of three years. The Company anticipates all future computer equipment purchases, including mainframe machines, will be depreciated over estimated useful lives of three years.

Effective as of the beginning of the fourth quarter of fiscal 2007, the Company elected to change its method of depreciation for furniture and fixtures to straight-line from the double declining balance method. Furniture and fixtures are depreciated over their estimated useful lives between five and seven years. This change does not have a material impact to the Company’s consolidated financial statements in the first quarter of fiscal 2008 and in future periods. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

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

Income Taxes

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not”

to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result was effective for the Company on September 1, 2007. See Note 11 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. Among other requirements, SFAS 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for the first fiscal year beginning after November 15, 2007. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of fiscal 2009 and is not expected to have a material effect on the Company’s financial position and results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will permit the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). The guidance is applicable for fiscal years beginning after November 15, 2007. The Company will adopt SFAS 159 in the first quarter of fiscal 2009 and does not expect the adoption of this Statement to have a material effect on the Company’s financial position and results of operations.

4. COMMON STOCK AND EARNINGS PER SHARE

On November 13, 2007, the Company announced a regular quarterly dividend of $0.12 per share. The cash dividend of $5.8 million was paid on December 18, 2007, to common stockholders of record on November 30, 2007. Shares of common stock outstanding were as follows (in thousands):

	2007	2006
Balance at September 1	48,349	48,889
Common stock issued for employee stock plans (see Note 9)	331	192
Repurchase of common stock	(448)	(99)

Balance at November 30	48,232	48,982

Share Repurchase Program

On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the three months ended November 30, 2007, the Company repurchased 443,065 shares at an average cost of $66.24 per share under the program. At November 30, 2007, $27.8 million remains authorized for future share repurchases. The remaining 4,819 shares repurchased during the first quarter of fiscal 2008 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan (“ESOP”). The ESOP was terminated on June 20, 2005.

Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted stock. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2007
Basic EPS
Income available to common stockholders	$29,399	48,381	$0.61
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,229

Income available to common stockholders plus assumed conversions	$29,399	50,610	$0.58
For the three months ended November 30, 2006
Basic EPS
Income available to common stockholders	$23,795	48,957	$0.49
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,122

Income available to common stockholders plus assumed conversions	$23,795	51,079	$0.47

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options or restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2007 and 2006, respectively because their inclusion would have been anti-dilutive.

For the three months ended November 30, 2007 and 2006, 1,777,072 and 912,380, respectively, of performance-based stock options were excluded from the calculation of diluted earnings per share in accordance with SFAS 128, Earnings per Share. As indicated in SFAS 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at November 30, 2007 or 2006, respectively.

5. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of certain acquired content databases, software technology, client relationships, trade names, and non-compete agreements resulting from prior acquisitions. The acquired businesses and related assets have been fully integrated into the Company’s operations.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,874	$5,652	$17,222
Software technology	17,284	7,603	9,681
Client relationships	14,910	5,883	9,027
Trade names	571	383	188
Non-compete agreements	889	647	242

Total	$56,528	$20,168	$36,360

At August 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,746	$6,084	$16,662
Software technology	19,432	9,139	10,293
Client relationships	14,697	5,387	9,310
Trade names	1,739	1,512	227
Non-compete agreements	1,365	1,068	297

Total	$59,979	$23,190	$36,789

There were no intangible assets acquired during the three months ended November 30, 2007. The change in the gross carrying amount of intangible assets at November 30, 2007 as compared to August 31, 2007 was primarily due to the disposal of fully amortized intangible assets that were no longer in use by FactSet as of November 30, 2007 and foreign currency translation adjustments. The weighted average useful life of all acquired intangible assets is 10.4 years at November 30, 2007.

Amortization expense recorded for intangible assets for the three months ended November 30, 2007 and 2006 was $1.8 million and $2.0 million, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2008 and the succeeding years are as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2008 (Remainder)	$5,436
2009	6,862
2010	6,372
2011	3,953
2012	3,015
Thereafter	10,722

Total	$36,360

6. GOODWILL

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics and Global Filings businesses. Goodwill resulting from the acquisitions of Insyte, LionShares, Mergerstat, CallStreet, JCF, AlphaMetrics and Global Filings are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2008, 2007 and 2006, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2008, 2007 and 2006 were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of each of fiscal 2007 and 2006, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired.

There was no goodwill acquired during the first quarter of fiscal 2008. Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2007 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2007	$62,999	$83,188	$146,187
Goodwill acquired during the period	—	—	—
Purchase price adjustments	—	—	—
Foreign currency translation adjustments	—	2,940	2,940

Balance at November 30, 2007	$62,999	$86,128	$149,127

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At November 30, 2007, the Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Amsterdam; Frankfurt; Milan; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

A lease agreement in the ordinary course of business to expand operations into the Netherlands became effective during the first quarter of fiscal 2008, which will result in incremental future minimum rental payments of $2.7 million over the remaining non-cancelable lease term.

At November 30, 2007, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2008 (Remainder)	$9,209
2009	15,330
2010	16,549
2011	15,971
2012	15,248
Thereafter	83,416

Minimum lease payments	$155,723

Revolving Credit Facilities

In March 2007, the Company renewed its 364-day revolving credit facility and continued to maintain its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2007. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

8. STOCK-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of SFAS 123(R), Share-Based Payment. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values of the share awards that are scheduled to vest during the period. Stock-based compensation of $2.7 million and $2.4 million was recognized during the quarters ended November 30, 2007 and 2006, respectively.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the three months ended November 30, 2007 and 2006, which was allocated as follows (in thousands):

	2007	2006
Cost of services	$762	$757
Selling, general and administrative	1,951	1,692

Stock-based compensation included in operating expenses	2,713	2,449

Tax impact of stock-based compensation	(925)	(869)

Stock-based compensation, net of tax	$1,788	$1,580

As of November 30, 2007, $24.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There were no stock-based compensation costs capitalized as of November 30, 2007 and 2006.

9. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

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

General Option Activity

There were no stock options granted to employees and non-employee directors of the Company during the three months ended November 30, 2007 and 2006, respectively.

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2007	4,918	8,407	$32.76
Granted	—	—	—
Exercised	—	(308)	$21.64
Forfeited	16	(16)	$48.53

Balance at November 30, 2007	4,934	8,083	$33.15

The total number of in-the-money options exercisable as of November 30, 2007 was 4.4 million with a weighted average exercise price of $21.80. As of August 31, 2007, 4.5 million outstanding options were exercisable with a weighted average exercise price was $21.53.

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $62.68 as of November 30, 2007 and the exercise price multiplied by the number of options outstanding as of that date. The aggregate intrinsic value of stock options exercisable at November 30, 2007 and August 31, 2007 was $178.4 million and $172.9 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended November 30, 2007 and 2006 was $14.5 million and $5.4 million, respectively.

Stock Option Fair Value Determination

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

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

Performance-based Stock Awards

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based options that vest will be predicated on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ending August 31, 2009 and 2008. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. There is no current guarantee however that such options will vest in whole or in part.

August 2006 Performance-based Option Grant Review

In August 2006, the Company granted 924,989 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2008. At November 30, 2007 we have estimated that 20% or 184,998 of the performance-based stock options should vest. This determination requires the Company to recognize, an expense of $1.6 million in unamortized stock-based compensation over the next forty-five months, as of November 30, 2007. A change in the financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2007	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(1,014)	$—
20%	$1,591	$—	$106
60%	$4,773	$2,028	$318
100%	$7,955	$4,056	$530

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2009. At November 30, 2007 we have estimated that none of the performance-based stock options should vest. This results in zero unamortized stock-based compensation expense as of November 30, 2007. The Company’s estimate considered the current environment in which many large banks are carefully managing expenses. A change in the financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2007	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$2,845	$265	$150
60%	$8,535	$795	$450
100%	$14,225	$1,325	$750

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2007. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. Employees purchased 24,057 shares at an average price of $50.10 during the first quarter of fiscal 2008.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated value of employee stock purchase plan grants during the three months ended November 30, 2007 and 2006 was $10.62 and $9.20 per share, respectively, with the following weighted average assumptions:

	Three Months Ended November 30
	2007	2006
Risk-free interest rate	3.7%	5.03%
Expected life	3 months	3 months
Expected volatility	16%	11%
Dividend yield	0.8%	0.4%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. No restricted stock awards vested during the three months ended November 30, 2007 and 2006. As of November 30, 2007, 50% of the restricted stock grants have vested and were subsequently issued to restricted stock award holders. There were no restricted stock awards granted during the three months ended November 30, 2007 and 2006.

10. SEGMENTS

The Company has three reportable segments based on geographic operations: U.S., Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe, Asia and other regions.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Australia. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At November 30, 2007, total goodwill of $149.1 million, is allocated to the U.S. segment totaling $63.0 million and in the European segment totaling $86.1 million. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended November 30, 2007
Revenues from clients	$93,831	$32,347	$7,997	$134,175
Segment operating profit	29,551	8,255	4,691	42,497
Total assets at November 30, 2007	362,699	145,555	9,412	517,666

For the three months ended November 30, 2006
Revenues from clients	$76,242	$26,686	$5,953	$108,881
Segment operating profit	24,348	8,064	3,009	35,421
Total assets at November 30, 2006	324,636	147,303	6,616	478,555

11. INCOME TAXES – ADOPTION OF FIN 48

On September 1, 2007, the Company adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. As a result of the adoption of FIN 48, the Company reduced current taxes payable by $0.2 million and increased non-current deferred tax assets by $1.1 million. The adoption of FIN 48 was accounted for as a cumulative effect of a change in accounting principle and accordingly, increased retained earnings by $1.3 million.

Gross unrecognized tax benefits at September 1, 2007 were $4.1 million, of which $0.9 million related to the accrual of interest and penalties. FactSet historically classified unrecognized tax benefits in current taxes payable. In implementing FIN 48, the Company has reclassified unrecognized tax benefits for which the Company does not anticipate payment or receipt of cash within one year to long-term taxes payable. The Company’s policy to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $0.9 million in taxes payable for the payment of interest and penalties relating to unrecognized tax benefits.

As of November 30, 2007, the total amount of gross unrecognized tax benefits was $3.7 million, of which $0.9 million related to the accrual of interest and penalties. The $0.4 million reduction in gross unrecognized tax benefits was attributable to adjustments made to the reserves during the first quarter of fiscal 2008. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. Audits by four tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes or penalties, or both, that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. The Company has accounted for its uncertain income tax positions in accordance with FIN 48. Although timing of the resolution on audits is highly uncertain, the Company does not currently believe it is reasonably possible that the total amounts of unrecognized tax benefits will materially change in the next 12 months.

As of September 1, 2007, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Fiscal Years
U.S.
Federal	2006 and 2007
State	2002 through 2007
Europe
France	2004 through 2007
United Kingdom	2005 through 2007

12. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended November 30,
	2007	2006
Net income	$29,399	$23,795
Other comprehensive income (loss), net of tax:
Net changes in unrealized gains on investments	74	17
Foreign currency translation adjustments	4,426	3,308

Comprehensive income	$33,899	$27,120

The components of accumulated other comprehensive income were as follows (in thousands):

	November 30, 2007	August 31, 2007
Accumulated unrealized gains on investments, net of tax	$121	$47
Accumulated foreign currency translation adjustment	14,059	9,633

Total accumulated other comprehensive income	$14,180	$9,680

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

FactSet is a leading provider of integrated global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. Our applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

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

Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. Clients may also direct commissions to unrelated third party brokers and request that cash be transmitted to FactSet to pay for its services. Services paid in commissions represented 22% of the total revenues earned during the three months ended November 30, 2007 and 2006, respectively.

Employee count at November 30, 2007 was 1,743, up 22% from a year ago and 5% since the beginning of the fiscal year. Our total sales force grew approximately at the rate of revenues. Approximately one-third of our employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2007 and 2006, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended November 30,
(In thousands, except per share data)	2007	2006	Change
Revenues	$134,175	$108,881	23.2%
Cost of services	44,943	34,941	28.6%
Selling, general and administrative	46,735	38,519	21.3%
Income from operations	42,497	35,421	20.0%
Net income	29,399	23,795	23.6%
Diluted earnings per common share	$0.58	$0.47	23.4%
Diluted weighted average common shares	50,610	51,079

Revenues

Revenues for the three months ended November 30, 2007 advanced 23.2% to $134.2 million from $108.9 million for the same period a year ago. Excluding $1.0 million of revenues attributable to the impact of foreign currency and an incremental $0.4 million of non-subscription revenues recorded in the first quarter of fiscal 2008, revenue growth was 22.1% year over year. Revenues from FactSet services that are not sold on a subscription basis, such as workstations purchased for use by summer interns and revenues from our Partners license and development product, are excluded from our reported annual subscription value and are referred to as non-subscription revenues. Revenue growth in the first quarter is indicative of solid sequential quarterly growth in new subscriptions, users and clients. The sale of additional services to existing clients, especially to investment management professionals further contributed to our revenue growth. The 23% year over year revenue growth was achieved despite the current environment in which many large banks are carefully managing expenses.

Our Risk, Quantitative and Portfolio Analytics applications continued to be a source of growth during the first quarter of fiscal 2008. Clients have been receptive to this suite that is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. Our Alphatesting application and new content to analyze as reported data back in time continues to advance our quant offerings within existing clients. The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 565 clients consisting of over 5,070 users subscribed to the PA 2.0 application as of November 30, 2007, a net increase of 80 clients and 1,070 users over the prior year.

Subscriptions—“Subscriptions” at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At November 30, 2007, subscriptions were $541.2 million, up $101.7 million or 23.1% from the prior year total of $439.5 million. On a constant currency basis, subscriptions increased $97.2 million over the last twelve months, up 22.1%. Subscriptions from overseas operations increased from $131.3 million at November 30, 2006 to $167.5 million at November 30, 2007, representing 31% of the Company-wide total.

Subscription growth in the first quarter of fiscal 2008 was due to the net addition of 40 new clients, incremental subscriptions to our services by existing clients and an increase in users. The growth in the three months ended November 30, 2007 demonstrates our ability to deploy solutions to service the global needs of large institutions. The performance of portfolio analytics and our ability to license our proprietary content, including events and transcripts, deal data and ownership data, enhanced our subscription growth. At quarter-end, the average subscription per client was $272,000, up from $265,000 at August 31, 2007 and $240,000 at November 30, 2006.

Clients and Users—At November 30, 2007, client count was 1,993, a net increase of 163 clients or 9% over the prior 12 months and 40 clients in the past three months. There were approximately 37,800 users at November 30, 2007, up 2,800 net users from the beginning of the quarter and up 22% from November 30, 2006. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies.

At November 30, 2007, client retention remained at a rate in excess of 95%, confirming breadth and depth of a product suite that is deployed to a high quality, institutional client base. No individual client accounted for more than 3% of total subscriptions as of November 30, 2007. Subscriptions from the ten largest clients are less than 15% of total client subscriptions.

Revenues by Geographic Region

	Three Months Ended November 30,
(In thousands)	2007	2006	Change
Domestic	$93,831	$76,242	23.1%
% of revenues	69.9%	70.0%
International	$40,344	$32,639	23.6%
% of revenues	30.1%	30.0%
Consolidated	$134,175	$108,881	23.2%

Revenues from the domestic business increased 23.6% to $93.8 million during the three months ended November 30, 2007 compared to $76.2 million in the same period a year ago. Excluding $0.7 million of incremental non-subscription revenues, domestic revenue growth was 22.1% year over year. International revenues in the first quarter of fiscal 2008 were $40.3 million, an increase of 23.6% from $32.6 million in the prior year period. Excluding $1.0 million of revenues attributable to the impact of foreign currency and a net year over year decrease of $0.3 million in non-subscription revenues, international revenue growth was 22.0% year over year. Revenues from international operations accounted for 30% of our consolidated revenues for the first quarter of fiscal 2008 and 2007, respectively. European revenues advanced 21.2% to $32.3 million, largely related to incremental Marquee users and a broader selection of global content. Asia Pacific revenues grew to $8.0 million, up 34.4% from the same period a year ago. The subscription change in Asia Pacific was our best first quarter ever, following the money flows into the region.

Foreign Currency

Certain wholly-owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity.

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 30% of our employees are located. During the first quarter of fiscal 2008, the U.S. dollar weakened significantly, particularly against the Euro. The decline in value had the following effects in the first quarter when holding currencies constant from the fourth quarter of fiscal 2007.

•	Increased revenues by $0.4 million and operating expenses by $0.9 million.

•	Decreased income from operations by $0.5 million and operating margins by 50 basis points.

•	Decreased diluted earnings per share by $0.01.

As depicted in the chart below, our non-dollar denominated revenues are $44 million while our non-dollar denominated expenses are $110 million, on an annualized basis. This translates into a net foreign currency exposure of $66 million per year or $16 million per quarter.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$20,000	$41,483	$(21,483)
British Pound Sterling	15,300	58,834	(43,534)
Japanese Yen	8,865	6,337	2,528
Other	—	3,241	(3,241)

Total	$44,165	$109,895	$(65,730)

Volatility in these and other currencies may have either positive or negative effects on our total reported revenues and expenses. Historically, the impact of foreign currency fluctuations on our results of operations has not been material. We do not utilize any hedging instruments to limit specific currency risks related to foreign currency-denominated transactions.

Operating Expenses

	Three Months Ended November 30,
(In thousands)	2007	2006	Change
Cost of services	$44,943	$34,941	28.6%
Selling, general and administrative	46,735	38,519	21.3%

Total operating expenses	$91,678	$73,460	24.8%
Operating margin	31.7%	32.5%

Cost of Services

For the three months ended November 30, 2007, cost of services increased 28.6% to $44.9 million from $34.9 million in the comparable prior year period. Cost of services expressed as a percentage of revenues was 33.5% during the first quarter of fiscal 2008, an increase of 140 basis points from 32.1% a year ago. The increase was driven by higher employee compensation and data costs partially offset by lower amortization of intangible assets and computer related expenses.

Employee compensation and benefits for our software engineering and consulting departments increased 2.9% as a percentage of revenues during the first quarter of fiscal 2008 compared to the same period a year ago. Employee additions as well as normal merit increases primarily accounted for the rise in employee compensation. The increase in data costs as a percentage of revenues by 0.3% for the three months ended November 30, 2007 compared to the same period in fiscal 2007 was largely due to higher levels of proprietary content collection.

A reduction in amortization of intangible assets and computer related expenses partially offset these component increases of cost of services. Amortization expense as a percentage of revenues declined 0.4% for the three months ended November 30, 2007 compared to the same periods in fiscal 2007 due to a decline in acquisition activity compared to previous years and certain intangible assets became fully amortized. Computer related expenses declined 0.9% as a percentage of revenues in the first quarter of fiscal 2008 as compared to the prior year because of computer consulting fees incurred only in the first quarter of fiscal 2007 related to our transition to Hewlett Packard’s new Integrity mainframe machines.

Selling, General and Administrative

For the three months ended November 30, 2007, selling, general, and administrative (“SG&A”) expenses advanced 21.3% to $46.7 million from $38.5 million in the first quarter of fiscal 2007. However, SG&A expenses expressed as a percentage of revenues declined to 34.8% during the first quarter of fiscal 2008 from 35.4% a year ago. The decrease in SG&A expenses as a percentage of revenues was 55 basis points for the first three months of fiscal 2008 and was driven by lower compensation costs and marketing expenses as a percentage of revenues partially offset by higher travel and entertainment costs.

Employee compensation and benefits as a percentage of revenues decreased 0.9% during the first quarter of fiscal 2008 as compared to the same period a year ago primarily due to the ability to leverage SG&A staff through our enhanced internal information systems. Marketing expenses as a percentage of revenues decreased by 0.3% during the first three months of fiscal 2008 as compared to the prior year as a result of replacing a third party event planning company with in-house resources to run our annual Investment Process Symposium. This event was held in November 2007 with 292 client attendees.

Travel and entertainment costs, as a percentage of revenues, increased 0.6% in the first quarter of fiscal 2008 compared to the same period in fiscal 2007, driven by an increase in the average cost per trip and more employees conducting sales and consulting activities that require more travel.

Income from Operations and Operating Margin

Operating income advanced 20% to $42.5 million for the three months ended November 30, 2007 as compared to the prior year period. Our operating margin during the first quarter of fiscal 2008 was 31.7%, down from 32.5% a year ago. Excluding a $1.0 million reduction to operating income attributable to the significant decline in the value of the U.S. dollar over the past twelve months, the operating margin during the first quarter of fiscal 2008 would have been 32.7%, comparable to the year ago period.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended November 30,
(In thousands, except per share data)	2007	2006	Change
Other income	$2,042	$1,487	37.3%
Provision for income taxes	$15,140	$13,113	15.5%
Net income	$29,399	$23,795	23.6%
Diluted earnings per common share	$0.58	$0.47	23.4%
Effective Tax Rate	34.0%	35.5%

Other Income

During the three months ended November 30, 2007, other income advanced 37.3%, increasing $0.6 million year over year. The growth in other income was driven by higher interest income during fiscal 2008 as compared to the prior year due to higher cash and investment balances and shifting available cash from short-term municipal securities to short-term money market instruments partially offset by declining interest rates. In November 2007, we moved a portion of our cash and investment balance to securities backed by U.S. government agencies. This shift is anticipated to reduce other income by approximately $0.3 million in the second quarter of fiscal 2008 as our yield will decline by 85 basis points.

Income Taxes

For the three months ended November 30, 2007, the provision for income taxes increased to $15.1 million from $13.1 million in the comparable prior year period. Our effective tax rate for the first quarter of fiscal 2008 was 34.0% versus 35.5% for the prior year first quarter. The decrease in our effective tax rate of 150 basis points over the last twelve months was driven by the Section 199 deduction and the repatriation of foreign earnings to the U.S. which resulted in the recognition of a foreign tax credit. Section 199 was designed to encourage U.S. companies to manufacture products domestically, including software applications.

Net Income and Earnings per Share

Net income rose 23.6% to $29.4 million and diluted earnings per share increased 23.4% to $0.58 for the three months ended November 30, 2007. In addition to higher operating income, net income was favorably impacted by higher levels of other income and lower income taxes in fiscal 2008.

Use of non-GAAP Financial Measures

Financial measures in accordance with generally accepted accounting principles (“GAAP”) including revenues, operating margins and diluted earnings per share have been adjusted to report non-GAAP financial measures that exclude revenues attributable to the impact of foreign currency and non-subscription revenues. We use these non-GAAP financial measures, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these financial measures and the information we provide are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Three months ended November 30,	2007	2006
Net cash provided by operating activities	$13,624	$22,947
Capital expenditures (2)	5,750	7,973

Free cash flow (1)	$7,784	$14,974

Net cash used in investing activities	$(4,500)	$(8,257)
Net cash used in financing activities	$(23,377)	$(2,629)
Cash and cash equivalents (at November 30)	$154,922	$138,877

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

(2)	Included in net cash used in investing activities during each period reported above.

Cash and cash equivalents aggregated to $154.9 million or 30% of our total assets at November 30, 2007, compared with $138.9 million or 29% of our total assets at November 30, 2006. All our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $13.9 million since August 31, 2007 as a result of cash outflows of $29.0 million from the payment of variable employee compensation, $29.7 million related to stock repurchases, dividends paid of $5.8 million and capital expenditures of $5.7 million, net of landlord contributions. Partially offsetting these cash outflows were cash provided by operations of $13.6 million and $12.1 million from the exercise of employee stock options.

We historically pay variable employee compensation related to the previous fiscal year in the first quarter and remit estimated tax payments for the first half of the year during the second quarter. The cash outlay in the first quarter of fiscal 2008 for variable employee compensation was $29.0 million and reduced free cash flow. In the second quarter of fiscal 2008, we paid $14 million representing our estimated tax payment for the just completed first quarter, which had a favorable effect on free cash flow during the first quarter.

Capital Resources

Capital Expenditures

For the quarter ended November 30, 2007 capital expenditures, net of landlord contributions, totaled $5.7 million, down from $7.6 million in the same period a year ago. Expenditures for computer equipment were $5.6 million and the remainder covered office space expansion. Significant computer equipment purchases included adding eight Hewlett Packard (“HP”) Integrity mainframe machines to our data centers. In the last five months, we have deployed twelve HP Integrity mainframe machines and anticipate an additional four machines to be purchased in early 2008. The upgrade to HP Integrity mainframe machines from HP Alpha mainframes is scheduled to be completed in the upcoming second quarter of fiscal 2008. As a result, our system capacity will be expanded by 40% and the system speed will be 20% faster. The cost per Integrity mainframe is 35% less than an Alpha mainframe and the power consumption has been reduced by a third.

Capital Needs

We currently have no other outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2007, we renewed our 364-day revolving credit facility and continued to maintain our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2008. Approximately $3.5 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2007. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of November 30, 2007.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three months ended November 30, 2007, there were no significant changes to our contractual obligations as of August 31, 2007.

Share Repurchases

On March 19, 2007, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the three months ended November 30, 2007, we repurchased 443,065 shares at an average cost of $66.24 per share under the program. At November 30, 2007, $27.8 million remains authorized for future share repurchases. The remaining 4,819 shares repurchased during the first quarter of fiscal 2008 were primarily repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Dividends

On November 13, 2007, the Company announced a regular quarterly dividend of $0.12 per share. The cash dividend of $5.8 million was paid on December 18, 2007, to common stockholders of record on November 30, 2007. Cash dividends will be paid using existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. With the exception of the adoption of FIN 48 as of September 1, 2007, there were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2007. As a result of the adoption of FIN 48, we reduced current taxes payable by $0.2 million and increased non-current deferred tax assets by $1.1 million. The adoption of FIN 48 was accounted for as a cumulative effect of a change in accounting principle and accordingly, increased retained earnings by $1.3 million. As of November 30, 2007, gross unrecognized tax benefits were $3.7 million, of which $0.9 million related to the accrual of interest and penalties.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	Our ability to successfully transition from our existing Alpha mainframes to the new Integrity mainframes

•	The protection and privacy of our client data

•	Our ability to hire and retain key qualified personnel

•	Prolonged outage at one of our data centers could result in reduced service and the loss of customers

•	Retention of key clients and their current service levels

•	Our ability to integrate newly acquired companies

•	Security holes within our products

•	The negotiation of contract terms supporting new and existing databases or products

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	Changes to our corporate headquarters or regional offices that impact our business continuity plan

•	Resolution of ongoing and other probable audits by tax authorities

•	Malicious, ignorant or illegal employee acts regarding insider information or client data

•	The ability to mitigate the risk of our software introducing a virus to client networks

•	The ability to achieve historical levels of profitability and growth rates for revenues, earnings per share and cash flows

•	Uncertain economic and financial market conditions may affect our revenues

•	Increased competition in our industry may cause price reductions or loss of market share

•	Third parties may claim infringement upon their intellectual property rights

•	Changes in accounting

•	Internal controls may be ineffective

•	Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce our revenues

•	Competition in our industry

•	The absence of U.S. or foreign governmental regulation restricting international business

Business Outlook

The following forward-looking statements reflect our expectations as of January 9, 2008. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2008 Expectations

•	Revenues are expected to range between $137 million and $141 million.

•

Operating margins are expected to range between 30.5% and 32.5%. This operating margin guidance holds currencies constant and assumes no change in the expected outcome of performance-based stock options.

•	The effective tax rate is expected to range between 34.0% and 35.0%.

Full Year Fiscal 2008

•	Capital expenditures, net of landlord contributions, should total between $38 million to $44 million and includes the enhancement of our data centers by upgrading to HP Integrity mainframe machines.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. There have been no material changes to our exposure to market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. Refer to Market Sensitivities in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal 2007 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
September 2007	—	—	—	$57,155

October 2007	161,950	$67.51	161,950	46,222

November 2007	281,115	$65.50	281,115	27,809

	443,065		443,065	$27,809

(1)	On March 19, 2007, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15.2 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. This table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of FactSet Research Systems Inc. was held on December 18, 2007.

1.	Four nominees to the Board of Directors were elected:

Director	Term	For	Withhold Authority
Joseph E. Laird, Jr.	3 yrs.	44,145,324	1,021,435

James J. McGonigle	3 yrs.	44,495,405	671,354

Charles J. Snyder	3 yrs.	29,778,159	15,388,600

Joseph R. Zimmel	3 yrs.	44,404,085	762,674

The other directors whose terms of office continue after that meeting are: Scott A. Billeadeau, Michael F. DiChristina, Philip A. Hadley and Walter F. Siebecker.

2.	The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending August 31, 2008 was ratified:

For	44,946,589
Against	200,671

Abstain	19,499

ITEM 6.	EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2008	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer