Form 10-Q
period 2008-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2008-04-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 29, 2008

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on February 29, 2008 was 47,870,664.

FactSet Research Systems Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	Feb 29, 2008	Feb 28, 2007	Feb 29, 2008	Feb 28, 2007
Revenues	$140,238	$116,313	$274,413	$225,194

Operating expenses
Cost of services	47,478	36,730	92,421	71,671
Selling, general and administrative	49,520	41,798	96,255	80,317

Total operating expenses	96,998	78,528	188,676	151,988

Income from operations	43,240	37,785	85,737	73,206

Other income	1,431	1,797	3,473	3,284

Income before income taxes	44,671	39,582	89,210	76,490

Provision for income taxes	15,179	13,101	30,319	26,214

Net income	$29,492	$26,481	$58,891	$50,276

Basic earnings per common share	$0.61	$0.54	$1.22	$1.03
Diluted earnings per common share	$0.59	$0.52	$1.17	$0.98

Weighted average common shares (Basic)	48,069	48,957	48,225	48,957
Weighted average common shares (Diluted)	50,023	51,314	50,388	51,230

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	February 29, 2008	August 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$123,380	$168,834
Investments	23,745	17,388
Accounts receivable, net of reserves	70,767	59,579
Deferred taxes	3,019	2,808
Prepaid taxes	10,244	—
Other current assets	5,031	3,723

Total current assets	236,186	252,332
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	137,296	135,419
Less accumulated depreciation and amortization	(56,491)	(56,474)

Property, equipment and leasehold improvements, net	80,805	78,945

Goodwill	159,989	146,187
Intangible assets, net	37,847	36,789
Deferred taxes	8,602	7,211
Other assets	2,471	2,286

TOTAL ASSETS	$525,900	$523,750

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,237	$23,461
Accrued compensation	20,922	30,105
Deferred fees	22,842	25,730
Dividends payable	5,744	5,802
Taxes payable	—	5,552

Total current liabilities	72,745	90,650
NON-CURRENT LIABILITIES
Deferred taxes	6,156	6,450
Taxes payable	4,097	—
Deferred rent and other non-current liabilities	19,021	17,339

TOTAL LIABILITIES	$102,019	$114,439

Commitments and contingencies (See Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,813,411 and 56,160,500 shares issued; 47,870,664 and 48,348,703 shares outstanding at February 29, 2008 and August 31, 2007, respectively	568	562
Capital in excess of par value	189,969	162,561
Treasury stock, at cost: 8,942,747 and 7,811,797 shares at February 29, 2008 and August 31, 2007, respectively	(298,760)	(233,372)
Retained earnings	518,528	469,880
Accumulated other comprehensive income	13,576	9,680

TOTAL STOCKHOLDERS’ EQUITY	423,881	409,311

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,900	$523,750

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
(In thousands)	Feb 29, 2008	Feb 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$58,891	$50,276
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,932	13,573
Stock-based compensation expense	7,612	4,604
Deferred income taxes	(1,928)	(2,549)
Gain on sale of assets	(65)	(61)
Excess tax benefits from share-based payment arrangements	(6,981)	(2,602)
Changes in assets and liabilities
Accounts receivable, net of reserves	(10,712)	(10,539)
Accounts payable and accrued expenses	(625)	1,209
Accrued compensation	(9,272)	(5,874)
Deferred fees	(3,241)	28
Taxes payable	(4,468)	(213)
Deferred rent	1,505	1,387
Landlord contributions	207	416
Other working capital accounts, net	(1,048)	(1,548)

Net cash provided by operating activities	44,807	48,107

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(13,891)	—
Proceeds from sales of investments	18,893	9,584
Purchases of investments	(25,103)	(9,855)
Purchases of property, equipment and leasehold improvements	(13,060)	(15,300)

Net cash used in investing activities	(33,161)	(15,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(11,543)	(5,781)
Repurchase of common stock	(65,387)	(21,432)
Repayment of note	—	(2,210)
Proceeds from employee stock plans	12,678	6,596
Income tax benefits from stock option exercises	6,981	2,602

Net cash used in financing activities	(57,271)	(20,225)

Effect of exchange rate changes on cash and cash equivalents	171	282

Net (decrease) increase in cash and cash equivalents	(45,454)	12,593
Cash and cash equivalents at beginning of period	168,834	126,549

Cash and cash equivalents at end of period	$123,380	$139,142

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 29, 2008

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of February 29, 2008 and for the three and six months ended February 29, 2008 and February 28, 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2007 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and footnotes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. At the option of each investment management client, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly-owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request payment be transmitted to FactSet to pay for its services.

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A receivable reserve is estimated for uncollectible amounts previously billed. This provision is accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable. FactSet recognizes revenue when all the following criteria are met:

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of February 29, 2008, the amount of accounts receivable, net of reserves that was unbilled totaled $0.7 million, which was billed at the beginning of March 2008.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of February 29, 2008 and August 31, 2007, the receivable reserve was $1.6 million and $1.4 million, respectively.

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. During the second quarter of fiscal 2008, the Company completed its upgrade from Hewlett Packard (“HP”) Alpha mainframe machines to HP Integrity mainframe machines. All HP Integrity machines purchased during fiscal 2008 are depreciated over a useful life of three years.

Effective as of the beginning of the fourth quarter of fiscal 2007, the Company elected to change its method of depreciation for furniture and fixtures to straight-line from the double declining balance method. Furniture and fixtures are depreciated over their estimated useful lives between five and seven years. This change did not have a material impact to the Company’s consolidated financial statements. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

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

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result was effective for the Company on September 1, 2007. See Note 12 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Derivative Instruments

The Company conducts business globally in several currencies including the British Pound Sterling, Euro and Japanese Yen. As such, it is exposed to adverse movements in foreign currency exchange rates. To limit the financial exposure related to the effects of foreign exchange rate fluctuations, the Company may utilize derivative instruments (foreign currency contracts). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

Commencing in February 2008, FactSet entered into foreign currency forward contracts with an aggregate notional value of 6.0 million Euros and maturities up to six months to reduce the short-term effects of foreign currency fluctuations. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts partially offset the variability in operating expenses associated with currency movements. The Company’s market risks associated with its foreign currency expenses relate to variances from its forecasted versus actual foreign currency transactions and balances. These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The Company will adopt SFAS 141(R) and SFAS 160 in the first quarter of fiscal 2010 and does not expect the adoption of these standards to have a material effect on the Company’s financial position and results of operations.

4. COMMON STOCK AND EARNINGS PER SHARE

On February 12, 2008, the Company announced a regular quarterly dividend of $0.12 per share. The cash dividend of $5.8 million was paid on March 18, 2008, to common stockholders of record on February 29, 2008. Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended
	February 29, 2008	February 28, 2007
Balance at September 1	48,349	48,889
Common stock issued for employee stock plans (see Note 10)	653	330
Repurchase of common stock	(1,131)	(372)

Balance at February 29, 2008 and February 28, 2007	47,871	48,847

Share Repurchase Program

On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the six months ended February 29, 2008, the Company repurchased 1,126,131 shares at an average cost of $57.78 per share under the program. At February 29, 2008, $117.1 million remains authorized for future share repurchases. The remaining 4,819 shares repurchased during the first half of fiscal 2008 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

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

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount

For the three months ended February 29, 2008
Basic EPS
Income available to common stockholders	$29,492	48,069	$0.61
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,954

Income available to common stockholders plus assumed conversions	$29,492	50,023	$0.59

For the three months ended February 28, 2007
Basic EPS
Income available to common stockholders	$26,481	48,957	$0.54
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,357

Income available to common stockholders plus assumed conversions	$26,481	51,314	$0.52

For the six months ended February 29, 2008
Basic EPS
Income available to common stockholders	$58,891	48,225	$1.22
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,163

Income available to common stockholders plus assumed conversions	$58,891	50,388	$1.17

For the six months ended February 28, 2007
Basic EPS
Income available to common stockholders	$50,276	48,957	$1.03
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,273

Income available to common stockholders plus assumed conversions	$50,276	51,230	$0.98

Dilutive potential common shares consist of stock options and unvested restricted stock awards. For the three and six months ended February 29, 2008, 680,449 and 17,049, respectively, of stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Similarly, for the three and six months ended February 28, 2007, the January 2007 non-employee Directors’ stock option grant of 22,500 stock options was excluded from the calculation of diluted earnings per share because its inclusion would have been anti-dilutive.

No restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended February 29, 2008 and February 28, 2007, respectively.

For the three and six months ended February 29, 2008, 1,756,427 of performance-based stock options were excluded from the calculation of diluted earnings per share in accordance with SFAS 128, Earnings per Share. For the three and six months ended February 28, 2007, 904,104 of performance-based stock options were excluded. As indicated in SFAS 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at February 29, 2008 and February 28, 2007, respectively.

5. BUSINESS COMBINATIONS

DealMaven, Inc.

On January 31, 2008, the Company acquired DealMaven, Inc. (“DealMaven”) for $14.0 million in cash. Formed in 1999, DealMaven provides tools to improve the workflow of investment bankers when working in Microsoft Excel and helps firms gather, analyze, check and present data more efficiently. The company is headquartered in New York City and supported by approximately 17 employees.

The acquisition is consistent with the Company’s strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the DealMaven net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$14,000
Estimated working capital	624
Direct acquisition costs	11

Total purchase price	$14,635

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs and the final working capital adjustment. The estimated purchase price is being allocated to DealMaven’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,261
Amortizable intangible assets:
Software technology	1,856
Client relationships	1,040
Non-compete agreements	105
Goodwill	11,998

Total assets acquired	16,260
Liabilities assumed	(1,625)

Net assets acquired	$14,635

Intangible assets of $3.0 million have been allocated to amortizable intangible assets consisting of software technology, amortized over five years using a straight-line amortization method; client relationships, amortized over five years using an accelerated amortization method; and non-compete agreements, amortized over two years using a straight-line amortization method.

Goodwill totaling $12.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the DealMaven acquisition is included in the U.S. segment and is not deductible for income tax purposes.

The results of operations of DealMaven have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on January 31, 2008. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

6. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of certain acquired content databases, software technology, client relationships, trade names, and non-compete agreements resulting from prior acquisitions. During the second quarter of fiscal 2008, $3.0 million of identifiable intangible assets were added as a result of the acquisition of DealMaven. The acquired business and related assets have been fully integrated into the Company’s operations.

The Company amortizes intangible assets over their estimated useful lives. The weighted average useful life of all acquired intangible assets at February 29, 2008 is 10.1 years. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. These intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 29, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$23,362	$6,152	$17,210
Software technology	19,121	8,410	10,711
Client relationships	15,923	6,429	9,494
Trade names	561	412	149
Non-compete agreements	874	591	283

Total	$59,841	$21,994	$37,847

At August 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,746	$6,084	$16,662
Software technology	19,432	9,139	10,293
Client relationships	14,697	5,387	9,310
Trade names	1,739	1,512	227
Non-compete agreements	1,365	1,068	297

Total	$59,979	$23,190	$36,789

The intangible assets acquired during the six months ended February 29, 2008 in connection with the acquisition of DealMaven were as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Software technology	5.0 years	$1,856
Client relationships	5.0 years	1,040
Non-compete agreements	2.0 years	105

	5.0 years	$3,001

Amortization expense recorded for intangible assets for the three months ended February 29, 2008 and February 28, 2007 was $1.9 million and $2.0 million, respectively. Amortization expense recorded for intangible assets for the six months ended February 29, 2008 and February 28, 2007 was $3.7 million and $3.9 million, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2008 and the succeeding years are as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2008 (Remainder)	$3,939
2009	7,515
2010	6,981
2011	4,537
2012	3,568
Thereafter	11,307

Total	$37,847

7. GOODWILL

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings and DealMaven businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse and DSI are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2008, 2007 and 2006, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2008, 2007 and 2006 were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of each of fiscal 2007 and 2006, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired.

Changes in the carrying amount of goodwill by segment for the six months ended February 29, 2008 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2007	$62,999	$83,188	$146,187
Goodwill acquired during the period	11,998	—	11,998
Purchase price adjustments	—	—	—
Foreign currency translation adjustments	—	1,804	1,804

Balance at February 29, 2008	$74,997	$84,992	$159,989

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At February 29, 2008, the Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Amsterdam; Frankfurt; Milan; Hyderabad, India; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At February 29, 2008, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2008 (Remainder)	$5,849
2009	15,420
2010	16,526
2011	15,920
2012	15,153
Thereafter	82,310

Minimum lease payments	$151,178

Revolving Credit Facilities

In February 2008, the Company renewed both its 364-day revolving credit facility and its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $3.9 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 29, 2008. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Derivative Instruments

The Company uses derivative instruments to manage exposures to foreign currency. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. As a result of the use of derivative instruments, the Company is exposed to counterparty risk. To mitigate such risk, FactSet enters into contracts with only one large financial institution. The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparty. At February 29, 2008, the Company does not expect any losses as a result of default by the counterparty.

9. STOCK-BASED COMPENSATION

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

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the three months ended February 29, 2008 and February 28, 2007, which was allocated as follows (in thousands):

	2008	2007
Cost of services	$1,342	$660
Selling, general and administrative	3,557	1,495

Stock-based compensation included in operating expenses*	4,899	2,155

Tax impact of stock-based compensation	(1,666)	(774)

Stock-based compensation, net of tax	$3,233	$1,381

*	Included in the second quarter of fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008. During the second quarter of fiscal 2008, the Company estimated that it was probable it would achieve organic annualized subscription value (“ASV”) and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This revised estimate reflects a performance level of “excellent” and increased the number of options that is estimated to vest at the end of fiscal 2008. Refer to footnote 10 for further information regarding performance-based stock options.

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the six months ended February 29, 2008 and February 28, 2007, which was allocated as follows (in thousands):

	2008	2007
Cost of services	$2,104	$1,417
Selling, general and administrative	5,508	3,187

Stock-based compensation included in operating expenses	7,612	4,604

Tax impact of stock-based compensation	(2,591)	(1,643)

Stock-based compensation, net of tax	$5,021	$2,961

As of February 29, 2008, $27.5 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.4 years. There were no stock-based compensation costs capitalized as of February 29, 2008 and February 28, 2007.

10. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

Options granted without performance conditions under the Company’s stock option plans (the “Option Plans”) expire either seven or ten years from the date of grant and the majority vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. The stock options granted on January 31, 2008 to key employees of DealMaven vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date, and remain exercisable until expiration or cancellation. Options granted with performance conditions under the Company’s 2004 Stock Option Plan expire seven years from the date of grant and vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

General Option Activity

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2007	4,918	8,407	$32.76
Granted	—	—	—
Exercised	—	(308)	$21.64
Forfeited	16	(16)	$48.53

Balance at November 30, 2007	4,934	8,083	$33.15
Granted	(120)	120	$56.04
Exercised	—	(297)	$13.05
Forfeited	48	(48)	$42.03

Balance at February 29, 2008	4,862	7,858	$34.20

The total number of in-the-money options exercisable as of February 29, 2008 was 4.2 million with a weighted average exercise price of $22.75. As of August 31, 2007, 4.5 million outstanding options were exercisable with a weighted average exercise price was $21.53.

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $52.64 as of February 29, 2008 and the exercise price multiplied by the number of options outstanding as of that date. The aggregate intrinsic value of stock options exercisable at February 29, 2008 and August 31, 2007 was $126.3 million and $172.9 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended February 29, 2008 and February 28, 2007 was $11.7 million and $4.8 million, respectively. The aggregate intrinsic value of stock options exercised during the six months ended February 29, 2008 and February 28, 2007 was $26.2 million and $10.2 million, respectively.

Stock Option Fair Value Determination

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new employee stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

In connection with the acquisition of DealMaven, on January 31, 2008, 120,000 stock options were granted to key employees of DealMaven now employed by the Company. No other stock options were granted to employees of the Company during the three and six months ended February 29, 2008. The weighted average estimated fair value of the 120,000 employee stock options granted to key employees of DealMaven was $17.72 per share, using the lattice-binomial option model with the following weighted average assumptions:

Term structure of risk-free interest rate	2.0% - 3.2%
Expected life *	5.44 years
Term structure of volatility	28.9% - 38.9%
Dividend yield	0.86%

*	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

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

The expected life of employee stock options represent the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

Non-Employee Director Stock Option Grants

The Company utilizes the Black Scholes option-pricing model to estimate the fair value of new non-employee Director stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

There were no stock options granted to the Company’s non-employee Directors during the three and six months ended February 29, 2008 due to the expiration of the Company’s non-employee Directors plan.

During the second quarter of fiscal 2007, 22,500 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $21.20 per share, using the lattice-binomial option model with the following weighted average assumptions:

Term structure of risk-free interest rate	4.7% - 5.1%
Expected life *	5.9 years
Term structure of volatility	16.6% - 43.9%
Dividend yield	0.4%

*	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

Performance-based Stock Awards

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based options that vest will be predicated on the Company achieving the least favorable performance levels of organic ASV or diluted earnings per share during the two fiscal years ending August 31, 2009 and 2008. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. There is no current guarantee however that such options will vest in whole or in part.

August 2006 Performance-based Option Grant Review

In August 2006, the Company granted 924,989 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic ASV or diluted earnings per share during the two fiscal years ended August 31, 2008. During the second quarter of fiscal 2008, FactSet estimated that it was probable the Company would achieve ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This reflects a higher performance level than previously estimated and accordingly increased the number of options that is estimated to vest at the end of fiscal 2008.

As such, at February 29, 2008, the Company has estimated that 60% or 554,993 of the performance-based stock options should vest, up from 20% or 184,998 performance-based stock options in previous periods. The change in estimate required the Company to record a pre-tax charge of $2.4 million in the second quarter of fiscal 2008 and requires an expense of $4.2 million in unamortized stock-based compensation to be recognized over the next forty-two months as of February 29, 2008. A change in the financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 29, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(3,630)	$—
20%	$1,395	$(2,420)	$100
60%	$4,185	$—	$300
100%	$6,975	$2,420	$500

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there was a change in the vesting percentage as of February 29, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2009. At February 29, 2008 the Company estimated that none of the performance-based stock options should vest. This results in zero unamortized stock-based compensation expense as of February 29, 2008. The Company’s estimate considered the current environment in which many large banks are carefully managing expenses. A change in the financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 29, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$2,610	$499	$145
60%	$7,830	$1,498	$435
100%	$13,050	$2,496	$725

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of February 29, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. Employees purchased 24,491 shares at an average price of $44.74 during the second quarter of fiscal 2008.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated value of employee stock purchase plan grants during the three months ended February 29, 2008 and February 28, 2007 was $9.62 and $10.37 per share, respectively, with the following weighted average assumptions:

	Three Months Ended
	Feb 29, 2008	Feb 28, 2007
Risk-free interest rate	2.64%	5.03%
Expected life	3 months	3 months
Expected volatility	15.0%	8.9%
Dividend yield	0.9%	0.4%

The weighted average estimated value of employee stock purchase plan grants during the six months ended February 29, 2008 and February 28, 2007 was $10.11 and $9.00 per share, respectively, with the following weighted average assumptions:

	Six Months Ended
	Feb 29, 2008	Feb 28, 2007
Risk-free interest rate	3.2%	5.03%
Expected life	3 months	3 months
Expected volatility	15.5%	10.2%
Dividend yield	0.8%	0.4%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. No restricted stock awards vested during the three and six months ended February 29, 2008 and February 28, 2007. As of February 29, 2008, 50% of the restricted stock grants have vested and issued to restricted stock award holders. There were no restricted stock awards granted during the three and six months ended February 29, 2008 and February 28, 2007.

11. SEGMENTS

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong and Australia. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At February 29, 2008, total goodwill of $160.0 million, is allocated to the U.S. segment totaling $75.0 million and in the European segment totaling $85.0 million. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended February 29, 2008
Revenues from clients	$97,140	$34,305	$8,793	$140,238
Segment operating profit	29,826	7,452	5,962	43,240
Total assets at February 29, 2008	378,455	138,670	8,775	525,900

For the three months ended February 28, 2007
Revenues from clients	$81,933	$28,012	$6,368	$116,313
Segment operating profit	26,361	7,312	4,112	37,785
Total assets at February 28, 2007	334,599	146,593	7,592	489,144

For the six months ended February 29, 2008
Revenues from clients	$190,971	$66,652	$16,790	$274,413
Segment operating profit	59,377	15,707	10,653	85,737

For the six months ended February 28, 2007
Revenues from clients	$158,176	$54,697	$12,321	$225,194
Segment operating profit	50,926	15,159	7,121	73,206

12. INCOME TAXES – ADOPTION OF FIN 48

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

Gross unrecognized tax benefits at September 1, 2007 were $4.1 million, of which $0.9 million related to the accrual of interest. FactSet historically classified unrecognized tax benefits in current taxes payable. In implementing FIN 48, the Company has reclassified unrecognized tax benefits for which the Company does not anticipate payment or receipt of cash within one year to long-term taxes payable. The Company’s policy to include interest and penalties related to income taxes, including unrecognized tax benefits, within the provision for income taxes did not change as a result of implementing FIN 48. As of the date of adoption of FIN 48, the Company had accrued $0.9 million in taxes payable for the payment of interest relating to unrecognized tax benefits.

As of February 29, 2008, the total amount of gross unrecognized tax benefits was $4.1 million, of which $1.0 million related to the accrual of interest. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to income tax expense on the consolidated statement of income.

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

As of September 1, 2007, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Fiscal Years
U.S.

Federal	2006* and 2007
State (various)	2002 through 2007

Europe

France	2004 through 2007
United Kingdom	2005 through 2007

*	During the second quarter of fiscal 2008, the Company’s fiscal 2006 U.S. Federal tax return was closed due to completion of the audit.

13. FINANCIAL INSTRUMENTS

FactSet enters into foreign currency forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. These transactions are designated and accounted for as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings.

There was no gain or loss on derivatives recorded in the Company’s Consolidated Income Statement for the three and six months ended February 29, 2008. At February 29, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 4.5 million Euros. The fair value of all derivative instruments recorded in the Company’s Consolidated Statement of Financial Condition at February 29, 2008 was $0.1 million in other current assets and $0.1 million in accumulated other comprehensive income.

14. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	Feb 29, 2008	Feb 28, 2007	Feb 29, 2008	Feb 28, 2007
Net income	$29,492	$26,481	$58,891	$50,276
Other comprehensive income (loss), net of tax:
Net change in unrealized gain (loss) on investments	73	(27)	147	(10)
Net change in unrealized gain on derivative instruments	143	—	143	—
Foreign currency translation adjustments	(820)	(513)	3,606	2,795

Comprehensive income	$28,888	$25,941	$62,787	$53,061

The components of accumulated other comprehensive income were as follows (in thousands):

	February 29, 2008	August 31, 2007
Accumulated unrealized gains on investments, net of tax	$194	$47
Accumulated unrealized gain on derivatives instruments	143	—
Accumulated foreign currency translation adjustment	13,239	9,633

Total accumulated other comprehensive income	$13,576	$9,680

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We combine more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Our investment management clients represent 78% of our total annualized subscription value (“ASV”), while the remaining ASV is primarily derived from investment banking clients.

Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. Clients may also direct commissions to unrelated third party brokers and request that payment be transmitted to FactSet to pay for its services. Services paid in commissions represented 22% of total revenues during the three months ended February 29, 2008 and February 28, 2007, respectively.

Employee count at February 29, 2008 was 1,828. Excluding former DealMaven employees, headcount increased 22% from a year ago and 10% over the past six months. Approximately one-third of our employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining are involved with content collection or provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and six months ended February 29, 2008 and February 28, 2007, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	Feb 29, 2008	Feb 28, 2007	Change	Feb 29, 2008	Feb 28, 2007	Change
Revenues	$140,238	$116,313	20.6%	$274,413	$225,194	21.9%
Cost of services	47,478	36,730	29.3	92,421	71,671	29.0
Selling, general and administrative	49,520	41,798	18.5	96,255	80,317	19.8
Income from operations	43,240	37,785	14.4	85,737	73,206	17.1
Net income	29,492	26,481	11.4	58,891	50,276	17.1
Diluted earnings per common share	$0.59	$0.52	13.5%	$1.17	$0.98	19.4%
Diluted weighted average common shares	50,023	51,314		50,388	51,230

Revenues

Revenues for the three months ended February 29, 2008 increased 20.6% to $140.2 million from $116.3 million for the same period a year ago. Revenues in the year ago quarter included an incremental $1.2 million of non-subscription revenues from our Partners software product that is used to author equity research reports. Excluding the incremental $1.2 million of non-subscription revenues, revenue growth was 22.1% year over year. Revenues from FactSet services that are not sold on a subscription basis, such as our Partners product and workstations purchased for use by summer interns are excluded from our reported ASV and are referred to as non-subscription revenues. Revenue growth in the second quarter is indicative of our broad product suite that benefits a global, blue chip client base. The sale of additional services to existing clients, especially to investment management professionals, further contributed to our revenue growth. The 20.6% year over year revenue growth was achieved despite the current environment in which many large banks continue to carefully manage expenses.

For the first half of fiscal 2008, revenues advanced 21.9% to $274.4 million from $225.2 million in the prior year period. Revenue growth was driven by our investment management business, which is accelerating across all geographies and represents 78% of our total ASV as of February 29, 2008. Our clients continue to license our advanced applications such as Portfolio Analytics, the portfolio optimizer, Alphatesting and Marquee. The ability for our end users to access more than one hundred premium third-party content providers and integrate their own data into these applications continues to be a reason for our expanding number of users. We continue to appeal to larger institutions to scale FactSet across many users groups and our ability to deliver intensive computing power and analytics to end users. Incremental content for non-U.S. investors helped increase demand for our services.

Our Risk, Quantitative and Portfolio Analytics applications continued to be a source of growth during the second quarter of fiscal 2008. Clients have been receptive to this suite that is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. Our Alphatesting application and new content to analyze as reported data back in time continues to advance our quant offerings within existing clients. The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 595 clients consisting of over 5,248 users subscribed to the PA 2.0 application as of February 29, 2008, a net increase of 97 clients and a 25% growth in the number of users over the prior year.

Annual Subscription Value – ASV at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At February 29, 2008, ASV was $575.1 million, up $112.3 million or 24.3% from the prior year total of $462.8 million. Excluding the acquisition of DealMaven and foreign currency exchange, ASV increased $104.0 million over the last twelve months, up 22.5%. Subscriptions from overseas operations increased from $138.4 million at February 28, 2007 to $179.1 million at February 29, 2008, representing 31% of the Company-wide total.

ASV growth in the second quarter of fiscal 2008 was $33.9 million. Excluding $3.2 million from the acquisition of DealMaven and $0.4 million from foreign currency exchange, ASV increased $30.3 million since November 30, 2007. The ASV change in the second quarter of fiscal 2008 was primarily derived from our global investment management client base. ASV growth rates in the U.S., Europe and Asia Pacific all exceeded 20% year over year. During the second quarter of fiscal 2008, a pricing change for most U.S. investment management clients was implemented, which increased ASV by $6.0 million during the quarter. The 3% price change was announced in the summer of 2007 and took effect on January 1, 2008.

As disclosed in the first quarter of fiscal 2008, our investment banking clients are carefully managing expenses during the current market cycle downturn. While ASV growth from investment banking clients declined 66% as compared to the year ago quarter, user counts from investment banking clients rose during each of the past two quarters in fiscal 2008. Total ASV growth in the three months ended February 29, 2008 demonstrates our ability to deploy solutions to service the global needs of large institutions. The performance of portfolio analytics and our ability to license our proprietary content, including FactSet estimates, deal data and ownership data, enhanced our subscription growth. At quarter-end, the average subscription per client was $285,000, up from $265,000 at August 31, 2007 and $247,000 at February 28, 2007.

Clients and Users – At February 29, 2008, client count was 2,021, a net increase of 149 clients or 8% over the prior 12 months and 28 clients in the past three months. There were approximately 39,100 users at February 29, 2008, up 1,300 net users from the beginning of the quarter and up 22% from February 28, 2007. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies.

At February 29, 2008, client retention remained at a rate in excess of 95%, confirming breadth and depth of a product suite that is deployed to a high quality, institutional client base. No individual client accounted for more than 3% of total ASV as of February 29, 2008. ASV from Bear Stearns was less than 1% of total ASV at February 29, 2008. Subscriptions from the ten largest clients are less than 16% of total client subscriptions.

Revenues by Geographic Region

	Three Months Ended			Six Months Ended
(In thousands)	Feb 29, 2008	Feb 28, 2007	Change	Feb 29, 2008	Feb 28, 2007	Change
Domestic	$97,140	$81,933	18.6%	$190,971	$158,176	20.7%
% of revenues	69.3%	70.4%		69.6%	70.2%
International	$43,098	$34,380	25.4%	$83,442	$67,018	24.5%
% of revenues	30.7%	29.6%		30.4%	29.8%
Consolidated	$140,238	$116,313	20.6%	$274,413	$225,194	21.9%

Revenues from the domestic business increased 18.6% to $97.1 million during the three months ended February 29, 2008 compared to $81.9 million in the same period a year ago. Excluding $0.6 million of incremental non-subscription revenues in the year ago quarter, domestic revenue growth was 19.6% year over year. International revenues in the second quarter of fiscal 2008 were $43.1 million, an increase of 25.4% from $34.4 million in the prior year period. Excluding $0.6 million of revenues attributable to the impact of foreign currency and a net year over year decrease of $0.6 million in non-subscription revenues, international revenue growth was 26.3% year over year. Revenues from international operations accounted for 31% and 30% of our consolidated revenues for the second quarter of fiscal 2008 and 2007, respectively. European revenues advanced 22.5% to $34.3 million, largely related to incremental Marquee users and a broader selection of global content. Asia Pacific revenues grew to $8.8 million, up 38.1% from the same period a year ago. The total revenue growth in Asia Pacific was our strongest ever in terms of total dollar revenue growth, increasing over $2.4 million year over year.

Operating Expenses

	Three Months Ended			Six Months Ended
(In thousands)	Feb 29, 2008	Feb 28, 2007	Change	Feb 29, 2008	Feb 28, 2007	Change
Cost of services	$47,478	$36,730	29.3%	$92,421	$71,671	29.0%
Selling, general and administrative	49,520	41,798	18.5	96,255	80,317	19.8

Total operating expenses	$96,998	$78,528	23.5%	$188,676	$151,988	24.1%

Operating Margin	30.8%	32.5%		31.2%	32.5%

Included in the second quarter of fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008. During the second quarter, we estimated that it was probable we would achieve ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of options that are estimated to vest at the end of fiscal 2008. This change in estimate increased total operating expenses by $2.4 million and decreased operating margins by 180 basis points from 32.6% to 30.8%.

Total operating expenses have been adjusted in the chart below to exclude the incremental $2.4 million of stock-based compensation from a favorable change in the expected outcome of performance-based stock options. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our financial results and that investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods.

	Three Months Ended
(In thousands)	Feb 29, 2008	Feb 28, 2007	Change
Cost of services	$47,478	$36,730	29.3%
Incremental FAS 123(R) expense	610	—

Non-GAAP Cost of services	$46,868	$36,730	27.6%

Selling, general and administrative	$49,520	$41,798	18.5%
Incremental FAS 123(R) expense	1,810	—

Non-GAAP SG&A	$47,710	$41,798	14.1%

Non-GAAP Operating expenses	$94,578	$78,528	20.4%
Non-GAAP Operating Margin	32.6%	32.5%

Cost of Services

For the three months ended February 29, 2008, cost of services increased 29.3% to $47.5 million from $36.7 million in the comparable prior year period. During the first six months of fiscal 2008, cost of services advanced 29.0% to $92.4 million from $71.7 million in the first half of fiscal 2007. Cost of services expressed as a percentage of revenues was 33.9% during the second quarter of fiscal 2008, an increase of 230 basis points from 31.6% a year ago. The increase in cost of services as a percentage of revenues was 190 basis points for the first half of fiscal 2008. The increase was driven by higher employee compensation, performance-based stock option expense and additional data costs partially offset by lower amortization of intangible assets.

Employee compensation and benefits for our software engineering and consulting departments increased 1.7% and 2.3%, respectively, as a percentage of revenues during the three and six months ended February 29, 2008 compared to the same period a year ago. Employee additions as well as normal merit increases primarily accounted for the rise in employee compensation. The rise in stock-based compensation reflects the $0.6 million incremental charge to cost of services from performance-based stock options. The increase in data costs as a percentage of revenues by 1.1% and 0.7%, respectively, for the three and six months ended February 29, 2008 compared to the same period in fiscal 2007 was driven by variable payments to data vendors from additional content subscriptions and higher levels of proprietary data content collection.

A reduction in amortization of intangible assets and computer related expenses partially offset these component increases of cost of services. Amortization expense as a percentage of revenues declined 0.4% for the three and six months ended February 29, 2008 compared to the same periods in fiscal 2007 due to a decline in acquisition activity compared to previous years and certain intangible assets became fully amortized.

Selling, General and Administrative

For the three months ended February 29, 2008, selling, general, and administrative (“SG&A”) expenses advanced 18.5% to $49.5 million from $41.8 million in the second quarter of fiscal 2007. During the first six months of fiscal 2008, SG&A advanced 19.8% to $96.3 million from $80.3 million in the first half of fiscal 2007. However, SG&A expenses expressed as a percentage of revenues declined to 35.3% during the second quarter of fiscal 2008 from 35.9% a year ago. The decrease in SG&A as a percentage of revenues was also 60 basis points for the first half of fiscal 2008. The decrease in SG&A expenses as a percentage of revenues of 60 basis points for the three and six months February 29, 2008 was driven by lower compensation costs and marketing expenses as a percentage of revenues partially offset by the performance-based stock option expense.

Employee compensation and benefits as a percentage of revenues decreased 1.0% during the three and six months ended February 29, 2008 as compared to the same period a year ago primarily due to the ability to leverage SG&A staff through our enhanced internal information systems. Marketing expenses as a percentage of revenues decreased by 0.4% during fiscal 2008 as compared to the prior year as a result of a reduction in the number of marketing related events year over year as well as more effectively utilizing in-house resources to run marketing events.

The rise in stock-based compensation reflects the $1.8 million incremental charge to SG&A from performance-based stock options.

Income from Operations and Operating Margin

Operating income advanced 14.4% to $43.2 million for the three months ended February 29, 2008 as compared to the prior year period. Our operating margin during the second quarter of fiscal 2008 was 30.8%, down from 32.5% a year ago. Excluding the pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008, non-GAAP operating margins expanded 10 basis points to 32.6% year over year.

For the six months ended February 29, 2008, income from operations advanced 17.1% to $85.7 million as compared to $73.2 million in the same period a year ago. Our operating margin during the first half of fiscal 2008 was 31.2%, down from 32.5% a year ago. However, excluding the pre-tax charge of $2.4 million related performance-based stock option expense, non-GAAP operating margin improves to 32.1% for the first half of fiscal 2008.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended			Six Months Ended
(In thousands, except per share data)	Feb 29, 2008	Feb 28, 2007	Change	Feb 29, 2008	Feb 29, 2007	Change
Other income	$1,431	$1,797	(20.4)%	$3,473	$3,284	5.8%
Provision for income taxes	$15,179	$13,101	15.9%	$30,319	$26,214	15.7%
Net income	$29,492	$26,481	11.4%	$58,891	$50,276	17.1%
Diluted earnings per common share	$0.59	$0.52	13.5%	$1.17	$0.98	19.4%
Effective Tax Rate	34.0%	33.1%		34.0%	34.3%

Other Income

During the three months ended February 29, 2008, other income decreased $0.4 million or 20.4%, year over year. Other income advanced $0.2 million or 5.8% during the first half of fiscal 2008 as compared to the same period a year ago. The decline in other income during the second quarter of fiscal 2008 was a result of reallocating investments to U.S. government backed securities and the Federal Reserve lowering U.S. interest rates by 150 basis points during the second quarter of fiscal 2008.

Income Taxes

For the three months ended February 29, 2008, the provision for income taxes increased to $15.2 million from $13.1 million in the comparable prior year period. For the six months ended February 29, 2008, the provision for income taxes increased to $30.3 million from $26.2 million in the comparable prior year period. Our effective tax rate for the three and six months ended February 29, 2008 was 34.0%. Our estimated annual effective tax rate as of February 29, 2008 was 34.3%, which included the adverse impact from the expiration of the U.S. Federal R&D tax credit on December 31, 2007. The expiration caused our effective tax rate to increase 70 basis points in the second quarter. The R&D credit, enacted in 1981 has been extended thirteen times by Congress and lapsed for one year from July 1995 through June 1996.

Net Income and Earnings per Share

Net income rose 11.4% to $29.5 million and diluted earnings per share increased 13.5% to $0.59 for the three months ended February 29, 2008. During the first half of fiscal 2008, net income advanced 17.1% to $58.9 million and diluted earnings per share increased 19.4% to $1.17 as compared to same period a year ago. Excluding the pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008, non-GAAP net income and non-GAAP diluted earnings per share advanced 17.4% and 19.2%, respectively, in the second quarter of fiscal 2008 as compared to the same period a year ago.

Use of non-GAAP Financial Measures

Financial measures in accordance with generally accepted accounting principles (“GAAP”) including revenues, operating expenses, operating margins, net income and diluted earnings per share have been adjusted to report non-GAAP financial measures that exclude revenues attributable to the impact of foreign currency, non-subscription revenues and a charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008. We use these non-GAAP financial measures, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these financial measures and the information we provide are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance.

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

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 30% of our employees are located. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may utilize derivatives (foreign currency contracts). We do not enter into foreign currency forward contracts for trading or speculative purposes.

Commencing in February 2008, we entered into foreign currency forward contracts with an aggregate notional value of 6.0 million Euros and maturities up to six months to reduce the short-term effects of foreign currency fluctuations. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings.

As depicted in the chart below, our non-dollar denominated revenues to be recognized over the next twelve months are estimated to be $31 million while our non-dollar denominated expenses are $109 million, which translates into a net foreign currency exposure of $78 million per year or $19.5 million per quarter.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$3,980	$37,653	$(33,673)
British Pound Sterling	16,736	60,175	(43,439)
Other	10,287	11,242	(955)

Total	$31,003	$109,070	$(78,067)

To reduce variability in operating expenses caused by Euro denominated operating expenses, we entered into foreign currency forward contracts with maturities up to six months. Based on our view of the correlation between the British Pound Sterling and the U.S. dollar, we have not hedged our exposure to the British Pound Sterling as of February 29, 2008. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because our operations are in regions with stable currencies, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements.

There was no gain or loss on derivatives recorded in our Consolidated Income Statement for the three and six months ended February 29, 2008. At February 29, 2008, the notional amount of all foreign currency forward contracts outstanding was 4.5 million Euros. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at February 29, 2008 was $0.1 million in other current assets and $0.1 million in accumulated other comprehensive income.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Six months ended	February 29, 2008	February 28, 2007
Net cash provided by operating activities	$44,807	$48,107
Capital expenditures (2)	13,060	15,300

Free cash flow (1)	$31,747	$32,807

Net cash used in investing activities	$(33,161)	$(15,571)
Net cash used in financing activities	$(57,271)	$(20,225)
Cash and cash equivalents	$123,380	$139,142

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

Cash and cash equivalents aggregated to $123.4 million or 23% of our total assets at February 29, 2008, compared with $139.1 million or 28% of our total assets at February 28, 2007. All our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $45.5 million since August 31, 2007 as a result of cash outflows of $65.4 million related to stock repurchases, $29.0 million from the payment of variable employee compensation, $13.9 million from the acquisition of DealMaven, dividends paid of $11.5 million and capital expenditures of $12.9 million, net of landlord contributions, partially offset from cash provided by operations of $44.8 million and $19.7 million from the exercise of employee stock options.

During the last twelve months, free cash flows rose 24% to $115.6 million. Free cash flows generated during the second quarter of fiscal 2008 were $23.7 million, up 33% from $17.8 million over the year ago quarter. Drivers of free cash flow during the second quarter of fiscal 2008 were record levels of net income and higher non-cash expenses partially offset by a decline in working capital. The decline in working capital was caused by a $7.3 million increase in accounts receivable and the timing of U.S. federal estimated tax payments.

The increase in accounts receivable was primarily due to the issuance of invoices for services to be provided over the next twelve months that aggregated to approximately $11 million during the second quarter of fiscal 2008. DSO has been reduced by 18% to a low of approximately 45 days at February 29, 2008 as compared to 55 days at February 28, 2007. Over the last twelve months, accounts receivable has increased 1% while ASV has advanced 22%.

Regarding the timing of the U.S. federal tax payments, we historically remit two estimated tax payments for the first half of the year during the second quarter. Estimated tax payments during the second quarter of fiscal 2008 were $33.0 million, up from $23.4 million in the year ago quarter. This additional cash outlay reduced fiscal 2008 free cash flow by an incremental $9.6 million.

Capital Resources

Capital Expenditures

For the quarter ended February 29, 2008 capital expenditures, net of landlord contributions, totaled $7.4 million, up from $7.3 million in the same period a year ago. Expenditures for computer equipment were $5.2 million and the remainder covered office space expansion. Major computer expenditures included adding six Hewlett Packard Integrity mainframes to our data centers, which successfully completed the upgrade to Hewlett Packard Integrity mainframes from Hewlett Packard Alpha mainframes. During the first half of the year capital expenditures were $13.1 million, net of landlord contributions for construction. As a result, our system capacity has been expanded by 40% and the system speed is approximately 20% faster. The cost per Integrity mainframe is 35% less than an Alpha mainframe and the power consumption has been reduced by a third.

Capital Needs

We currently have no other outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In February 2008, we renewed both our 364-day revolving credit facility and our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $3.9 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of February 29, 2008. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Business Combinations

DealMaven, Inc.

On January 31, 2008, we acquired DealMaven, Inc. (“DealMaven”) for $14.0 million in cash. Formed in 1999, DealMaven provides tools to improve the workflow of investment bankers when working in Microsoft Excel and helps firms gather, analyze, check and present data more efficiently. DealMaven’s financial analysis training has also been deployed by several bulge bracket investment banks. The company is headquartered in New York City and supported by approximately 17 employees.

The acquisition is consistent with our strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the DealMaven net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$14,000
Estimated working capital	624
Direct acquisition costs	11

Total purchase price	$14,635

Allocation of the purchase price to the assets acquired and liabilities assumed has not been finalized for this acquisition. The final purchase price is dependent on the actual direct acquisition costs and the final working capital adjustment. The estimated purchase price is being allocated to DealMaven’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the preliminary purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,261
Amortizable intangible assets:
Software technology	1,856
Client relationships	1,040
Non-compete agreements	105
Goodwill	11,998

Total assets acquired	16,260
Liabilities assumed	(1,625)

Net assets acquired	$14,635

Intangible assets of $3.0 million have been allocated to amortizable intangible assets consisting of software technology, amortized over five years using a straight-line amortization method; client relationships, amortized over five years using an accelerated amortization method; and non-compete agreements, amortized over two years using a straight-line amortization method.

Goodwill totaling $12.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the DealMaven acquisition is included in the U.S. segment and is not deductible for income tax purposes.

The results of operations of DealMaven have been included in our Consolidated Statement of Income since the completion of the acquisition on January 31, 2008. Pro forma information has not been presented because the effect of this acquisition was not material on our consolidated financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of February 29, 2008.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and six months ended February 29, 2008, there were no significant changes to our contractual obligations as of August 31, 2007.

Share Repurchases

On January 25, 2008, our Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, we completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the six months ended February 29, 2008, we repurchased 1,126,131 shares at an average cost of $57.78 per share under the program. At February 29, 200, $117.1 million remains authorized for future share repurchases. The remaining 4,819 shares repurchased during the first half of fiscal 2008 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Dividends

On February 12, 2008, we announced a regular quarterly dividend of $0.12 per share. The cash dividend of $5.8 million was paid on March 18, 2008, to common stockholders of record on February 29, 2008. Cash dividends will be paid using existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. With the exception of the adoption of FIN 48 as of September 1, 2007, there were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2007. As a result of the adoption of FIN 48, we reduced current taxes payable by $0.2 million and increased non-current deferred tax assets by $1.1 million. The adoption of FIN 48 was accounted for as a cumulative effect of a change in accounting principle and accordingly, increased retained earnings by $1.3 million. As of February 29, 2008, gross unrecognized tax benefits were $4.1 million, of which $1.0 million related to the accrual of interest and penalties.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	The status of the global economy, including the financial status of global investment banks

•	Our ability to integrate newly acquired companies

•	The stability of the global securities markets

•	The protection and privacy of our client data

•	Our ability to hire and retain key qualified personnel

•	Prolonged outage at one of our data centers could result in reduced service and the loss of customers

•	Retention of key clients and their current service levels

•	Security holes within our products

•	The negotiation of contract terms supporting new and existing databases or products

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	Changes to our corporate headquarters or regional offices that impact our business continuity plan

•	Resolution of ongoing and other probable audits by tax authorities

•	Malicious, ignorant or illegal employee acts regarding insider information or client data

•	The ability to mitigate the risk of our software introducing a virus to client networks

•	The ability to achieve historical levels of profitability and growth rates for revenues, earnings per share and cash flows

•	Uncertain economic and financial market conditions may affect our revenues

•	Increased competition in our industry may cause price reductions or loss of market share

•	Third parties may claim infringement upon their intellectual property rights

•	Changes in accounting

•	Internal controls may be ineffective

•	Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce our revenues

•	Competition in our industry and the result of regulatory activity

•	The absence of U.S. or foreign governmental regulation restricting international business

Business Outlook

The following forward-looking statements reflect our expectations as of April 9, 2008. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2008 Expectations

•

Revenues are expected to range between $145 million and $149 million. This guidance assumes no revenues from Bear Stearns and that its pending sale will not result in additional revenues from displaced users being employed at new or existing clients.

•

Operating margins are expected to range between 30.5% and 32.5%. This operating margin guidance includes $0.9 million of expenses related to the bi-annual FactSet engineering conference scheduled for May 2008.

•	The effective tax rate is expected to range between 34.0% and 35.0% and assumes the U.S. Federal R&D tax credit is not reenacted.

Full Year Fiscal 2008

•	Capital expenditures, net of landlord contributions, should total between $35 million to $41 million, a reduction in the range of $3.0 million from the November 30, 2007 guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. In the second quarter of fiscal 2008, we began transitioning our billing of JCF clients from local currency invoices to U.S. dollar invoices. As a result, our exposure to the Euro and British Pound Sterling is expected to increase by approximately $7.3 million over the next twelve months. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize derivatives (foreign currency contracts). Refer to the annualized foreign currency table disclosed in the Foreign Currency section within our Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis of our market risk which incorporates the impact of our billing transition over the next twelve months.

There have been no material changes to our exposure to interest rate risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. Refer to Market Sensitivities in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal 2007 Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 29, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
December 2007	—	—	—	$27,809
January 2008 (1)	565,982	$52.40	565,982	123,154
February 2008	117,084	$51.78	117,084	117,091

	683,066		683,066	$117,091

(1)	On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. The table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
10.1	Ninth Amendment to 364-Day Credit Agreement, dated February 29, 2008

10.2	Third Amendment to Three Year Credit Agreement, dated February 28, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2008	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Vice President and Comptroller (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER
10.1	Ninth Amendment to 364-Day Credit Agreement, dated February 29, 2008

10.2	Third Amendment to Three Year Credit Agreement, dated February 28, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer