Form 10-Q
period 2008-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2008-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on May 31, 2008 was 47,995,377.

FactSet Research Systems Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2008	2007	2008	2007
Revenues	$147,399	$121,075	$421,812	$346,269

Operating expenses
Cost of services	48,134	39,429	140,555	111,100
Selling, general and administrative	51,346	42,429	147,601	122,746

Total operating expenses	99,480	81,858	288,156	233,846

Income from operations	47,919	39,217	133,656	112,423

Other income	852	2,143	4,325	5,427

Income before income taxes	48,771	41,360	137,981	117,850

Provision for income taxes	16,229	12,785	46,548	38,999

Net income	$32,542	$28,575	$91,433	$78,851

Basic earnings per common share	$0.68	$0.58	$1.90	$1.61
Diluted earnings per common share	$0.65	$0.56	$1.82	$1.54

Weighted average common shares (Basic)	47,934	48,911	48,127	48,942
Weighted average common shares (Diluted)	49,821	51,387	50,218	51,310

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	May 31, 2008	August 31, 2007
CURRENT ASSETS
Cash and cash equivalents	$166,829	$168,834
Investments	24,845	17,388
Accounts receivable, net of reserves	69,369	59,579
Deferred taxes	3,121	2,808
Prepaid taxes	3,385	—
Other current assets	5,674	3,723

Total current assets	273,223	252,332
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	150,074	135,419
Less accumulated depreciation and amortization	(61,949)	(56,474)

Property, equipment and leasehold improvements, net	88,125	78,945
Goodwill	160,211	146,187
Intangible assets, net	36,239	36,789
Deferred taxes	9,249	7,211
Other assets	2,747	2,286

TOTAL ASSETS	$569,794	$523,750

CURRENT LIABILITIES
Accounts payable and accrued expenses	$27,116	$23,461
Accrued compensation	25,322	30,105
Deferred fees	23,409	25,730
Dividends payable	8,639	5,802
Taxes payable	—	5,552

Total current liabilities	84,486	90,650
NON-CURRENT LIABILITIES
Deferred taxes	5,785	6,450
Taxes payable	3,688	—
Deferred rent and other non-current liabilities	20,112	17,339

TOTAL LIABILITIES	$114,071	$114,439

Commitments and contingencies (See Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 56,943,734 and 56,160,500 shares issued; 47,995,377 and 48,348,703 shares outstanding at May 31, 2008 and August 31, 2007, respectively	569	562
Capital in excess of par value	197,816	162,561
Treasury stock, at cost: 8,948,357 and 7,811,797 shares at May 31, 2008 and August 31, 2007, respectively	(299,105)	(233,372)
Retained earnings	542,431	469,880
Accumulated other comprehensive income	14,012	9,680

TOTAL STOCKHOLDERS’ EQUITY	455,723	409,311

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$569,794	$523,750

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$91,433	$78,851
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,498	21,223
Stock-based compensation expense	10,630	6,827
Deferred income taxes	(3,043)	(5,428)
Gain on sale of assets	(65)	(62)
Tax benefits from share-based payment arrangements	(8,040)	(5,365)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable, net of reserves	(9,314)	4,265
Accounts payable and accrued expenses	3,266	(1,809)
Accrued compensation	(4,894)	(1,589)
Deferred fees	(2,674)	178
Taxes payable, net of prepaid taxes	3,043	66
Landlord contributions	674	432
Other working capital accounts, net	(98)	1,473

Net cash provided by operating activities	103,416	99,062

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(13,891)	—
Proceeds from sales of investments	31,353	12,984
Purchases of investments	(38,781)	(13,490)
Purchases of property, equipment and leasehold improvements	(25,841)	(25,407)

Net cash used in investing activities	(47,160)	(25,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(17,251)	(8,792)
Repurchase of common stock	(65,737)	(33,737)
Repayment of note	—	(2,258)
Proceeds from employee stock plans	16,431	11,436
Tax benefits from share-based payment arrangements	8,040	5,365

Net cash used in financing activities	(58,517)	(27,986)

Effect of exchange rate changes on cash and cash equivalents	256	333

Net (decrease) increase in cash and cash equivalents	(2,005)	45,496
Cash and cash equivalents at beginning of period	168,834	126,549

Cash and cash equivalents at end of period	$166,829	$172,045

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2008

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial data as of May 31, 2008 and for the three and nine months ended May 31, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2007 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

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

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. At the option of investment management clients, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc. (“FDS”), is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request payment be transmitted to FactSet to pay for its services.

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of May 31, 2008, the amount of accounts receivable, net of reserves that was unbilled totaled $1.1 million, which was billed at the beginning of June 2008.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of May 31, 2008 and August 31, 2007, the receivable reserve was $1.5 million and $1.4 million, respectively.

Property, Equipment and Leasehold Improvements

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. The Company completed its upgrade from Hewlett Packard (“HP”) Alpha mainframe machines to HP Integrity mainframe machines during the second quarter of fiscal 2008. All HP Integrity machines purchased during fiscal 2008 are depreciated over a useful life of three years.

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

Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, which supplements SFAS 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This method constitutes a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result was effective for the Company on September 1, 2007. See Note 12 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Derivative Instruments

The Company conducts business globally in several currencies including the British Pound Sterling, Euro Dollar and Japanese Yen. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To limit the financial exposure related to the effects of foreign exchange rate fluctuations, the Company may utilize derivative instruments (foreign currency contracts). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

FactSet entered into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations during fiscal 2008. At May 31, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 1.0 million Euros, a decrease from 3.5 million Euros as of the beginning of the fiscal third quarter. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts partially offset the variability in operating expenses associated with currency movements. The Company’s market risks associated with its foreign currency expenses relate to variances from the Company’s forecasted versus actual foreign currency transactions and balances. These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. FactSet did not enter into any new foreign currency forward contracts during the third quarter of fiscal 2008. See Note 13 for additional disclosure of the use of foreign currency forward contracts by FactSet.

3. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively to fair value measurements and disclosures beginning in the first quarter of fiscal 2009 and is not expected to have a material effect on the Company’s financial position and results of operations.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The Company will adopt SFAS 141(R) and SFAS 160 in the first quarter of fiscal 2010 and does not expect the adoption of these standards to have a material effect on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will adopt SFAS 161 in the first quarter of fiscal 2010 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US generally accepted accounting principles (“GAAP”). The GAAP hierarchy previously resided in the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS 162 moves the GAAP hierarchy to the accounting literature, thereby directing it to reporting entities since it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company will adopt SFAS 162 when it becomes effective which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles and does not expect the adoption of this standard to have an effect on the Company’s financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. The Company will adopt FSP 142-3 in the first quarter of fiscal 2010 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

4. COMMON STOCK AND EARNINGS PER SHARE

On May 8, 2008, the Company’s Board of Directors approved a 50% increase in the regular quarterly dividend from $0.12 per share to $0.18 per share, or $0.72 per share per annum, beginning with the Company’s dividend payment in June 2008. The cash dividend of $8.6 million was paid on June 17, 2008, to common stockholders of record on May 29, 2008. Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2008	2007
Balance at September 1	48,349	48,889
Common stock issued for employee stock plans (see Note 10)	780	551
Repurchase of common stock	(1,134)	(569)

Balance at May 31	47,995	48,871

Share Repurchase Program

On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the nine months ended May 31, 2008, the Company repurchased 1,126,131 shares at an average cost of $57.78 per share under the program. At May 31, 2008, $117.1 million remains authorized for future share repurchases. The remaining 7,613 shares repurchased during the first nine months of fiscal 2008 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted stock. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2008
Basic EPS
Income available to common stockholders	$32,542	47,934	$0.68
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,887

Income available to common stockholders plus assumed conversions	$32,542	49,821	$0.65
For the three months ended May 31, 2007
Basic EPS
Income available to common stockholders	$28,575	48,911	$0.58
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,476

Income available to common stockholders plus assumed conversions	$28,575	51,387	$0.56
For the nine months ended May 31, 2008
Basic EPS
Income available to common stockholders	$91,433	48,127	$1.90
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,091

Income available to common stockholders plus assumed conversions	$91,433	50,218	$1.82
For the nine months ended May 31, 2007
Basic EPS
Income available to common stockholders	$78,851	48,942	$1.61
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,368

Income available to common stockholders plus assumed conversions	$78,851	51,310	$1.54

Dilutive potential common shares consist of stock options and unvested restricted stock awards. For the three and nine months ended May 31, 2008, 597,378 and 17,049, respectively, stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per share for the three months ended May 31, 2007. However, 11,313 stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive for the nine months ended May 31, 2007.

No restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2008 and 2007, respectively.

For the three and nine months ended May 31, 2008, 1,738,648 of performance-based stock options were excluded from the calculation of diluted earnings per share in accordance with SFAS 128, Earnings per Share. For the three and nine months ended May 31, 2007, 894,062 of performance-based stock options were excluded. As indicated in SFAS 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at May 31, 2008 and 2007, respectively.

5. BUSINESS COMBINATIONS

DealMaven, Inc.

On January 31, 2008, the Company acquired DealMaven, Inc. (“DealMaven”) for $14.0 million in cash. Formed in 1999, DealMaven provides tools to improve the workflow of investment bankers when working in Microsoft Excel and helps firms gather, analyze, check and present data more efficiently. The company was headquartered in New York City with 17 employees.

The acquisition is consistent with the Company’s strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the DealMaven net tangible and intangible assets, and as a result, the Company has recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$14,000
Working capital	780
Direct acquisition costs	10

Total purchase price	$14,790

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price was allocated to DealMaven’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,414
Amortizable intangible assets:
Software technology	1,856
Client relationships	1,040
Non-compete agreements	105
Goodwill	11,996

Total assets acquired	16,411
Liabilities assumed	(1,621)

Net assets acquired	$14,790

Intangible assets of $3.0 million have been allocated to amortizable intangible assets consisting of software technology, amortized over five years using a straight-line amortization method; client relationships, amortized over five years using an accelerated amortization method; and non-compete agreements, amortized over two years using a straight-line amortization method.

Goodwill totaling $12.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the DealMaven acquisition is included in the U.S. segment and is not deductible for income tax purposes.

The results of operations of DealMaven have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on January 31, 2008. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

6. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of certain acquired content databases, software technology, client relationships, trade names, and non-compete agreements resulting from prior acquisitions. During the first nine months of fiscal 2008, $3.0 million of identifiable intangible assets were added as a result of the acquisition of DealMaven. The acquired business and related assets have been fully integrated into the Company’s operations.

The Company amortizes intangible assets over their estimated useful lives. The weighted average useful life of all acquired intangible assets at May 31, 2008 is 10.6 years. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. These intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$23,740	$6,651	$17,089
Software technology	19,166	9,301	9,865
Client relationships	15,995	7,053	8,942
Trade names	560	440	120
Non-compete agreements	873	650	223

Total	$60,334	$24,095	$36,239

At August 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,746	$6,084	$16,662
Software technology	19,432	9,139	10,293
Client relationships	14,697	5,387	9,310
Trade names	1,739	1,512	227
Non-compete agreements	1,365	1,068	297

Total	$59,979	$23,190	$36,789

The intangible assets acquired during the nine months ended May 31, 2008 in connection with the acquisition of DealMaven were as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Software technology	5.0 years	$1,856
Client relationships	5.0 years	1,040
Non-compete agreements	2.0 years	105

	5.0 years	$3,001

Amortization expense recorded for intangible assets for the three months ended May 31, 2008 and 2007 was $2.0 million, respectively. Amortization expense recorded for intangible assets for the nine months ended May 31, 2008 and 2007 was $5.7 million and $5.9 million, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2008 and the succeeding years are as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2008 (Remainder)	$1,978
2009	7,547
2010	7,011
2011	4,566
2012	3,588
Thereafter	11,549

Total	$36,239

7. GOODWILL

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, Derivative Solutions (“DSI”), AlphaMetrics, Global Filings and DealMaven businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse and DSI are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, the Company has determined that there were three reporting units during fiscal years 2008 and 2007, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2008 and 2007 were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of fiscal 2007 the Company performed its annual goodwill impairment test and determined that goodwill was not impaired.

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2008 are as follows (in thousands):

	U.S.	Europe	Total
Balance at August 31, 2007	$62,999	$83,188	$146,187
Goodwill acquired during the period	11,996	—	11,996
Foreign currency translation adjustments	—	2,028	2,028

Balance at May 31, 2008	$74,995	$85,216	$160,211

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

At May 31, 2008, the Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Amsterdam; Frankfurt; Milan; Hyderabad, India; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At May 31, 2008, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2008 (Remainder)	$3,561
2009	17,053
2010	19,037
2011	18,442
2012	18,063
Thereafter	95,482

Minimum lease payments	$171,638

In June 2008, the Company entered into a new lease agreement in the ordinary course of business to support operations in Boston, Massachusetts, which will result in incremental future minimum rental payments of $17.4 million over the remaining non-cancelable lease term and was included in the future minimum rental payment disclosure above. The new lease expanded total office space in Boston by 18,503 square feet. During the second half of fiscal 2009, the Company expects to consolidate the Boston office locations into one.

During the fourth quarter of fiscal 2008, FactSet entered into a new lease agreement in the ordinary course of business to support operations in Hyderabad, India, which will result in incremental future minimum rental payments of $5.1 million over the remaining non-cancelable lease term and was included in the future minimum rental payment disclosure above. The new space will accommodate approximately 500 professionals to support FactSet fundamentals.

Revolving Credit Facilities

In February 2008, the Company renewed both its 364-day revolving credit facility and its three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $4.0 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2008. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Derivative Instruments

The Company uses derivative instruments to manage exposures to foreign currency. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. To mitigate such risk, FactSet enters into contracts with only one large financial institution. The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparty. At May 31, 2008, the Company does not expect any losses as a result of default by the counterparty.

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

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 31, 2008 and 2007, which was allocated as follows (in thousands):

	2008	2007
Cost of services	$942	$685
Selling, general and administrative	2,076	1,538

Stock-based compensation included in operating expenses	3,018	2,223
Tax impact of stock-based compensation**	(1,055)	(843)

Stock-based compensation, net of tax	$1,963	$1,380

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the nine months ended May 31, 2008 and 2007, which was allocated as follows (in thousands):

	2008	2007
Cost of services	$3,046	$2,102
Selling, general and administrative	7,584	4,725

Stock-based compensation included in operating expenses*	10,630	6,827
Tax impact of stock-based compensation**	(3,646)	(2,486)

Stock-based compensation, net of tax	$6,984	$4,341

*	Included in fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008. During the second quarter of fiscal 2008, the Company estimated that it was probable it would achieve organic annualized subscription value (“ASV”) and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This revised estimate reflects a performance level of “excellent” and increased the number of options that is estimated to vest at the end of fiscal 2008. Refer to note 10 for further information regarding performance-based stock options.
**	Based on the Company’s effective tax rate for the nine months ended May 31, 2008.

As of May 31, 2008, $24.8 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. There were no stock-based compensation costs capitalized as of May 31, 2008 and 2007.

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

General Option Activity

A summary of option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2007	4,918	8,407	$32.76
Granted	—	—	—
Exercised	—	(308)	$21.64
Forfeited	16	(16)	$48.53

Balance at November 30, 2007	4,934	8,083	$33.15

Granted	(120)	120	$56.04
Exercised	—	(297)	$13.05
Forfeited	48	(48)	$42.03

Balance at February 29, 2008	4,862	7,858	$34.20

Granted	—	—	—
Exercised	—	(101)	$22.84
Forfeited	33	(33)	$43.76

Balance at May 31, 2008	4,895	7,724	$34.31

The total number of in-the-money options exercisable as of May 31, 2008 was 4.3 million with a weighted average exercise price of $23.06. As of August 31, 2007, 4.5 million outstanding options were exercisable with a weighted average exercise price was $21.53.

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $64.71 as of May 31, 2008 and the exercise price multiplied by the number of options outstanding as of that date. The aggregate intrinsic value of stock options exercisable at May 31, 2008 and August 31, 2007 was $177.8 million and $172.9 million, respectively. The aggregate intrinsic value of stock options exercised during the three months ended May 31, 2008 and 2007 was $3.4 million and $8.8 million, respectively. The aggregate in-the-money value of stock options exercised during the nine months ended May 31, 2008 and 2007 was $29.6 million and $19.0 million, respectively.

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

In connection with the acquisition of DealMaven, on January 31, 2008, 120,000 stock options were granted to key employees of DealMaven now employed by the Company. No other stock options were granted to employees of the Company during the three and nine months ended May 31, 2008. The weighted average estimated fair value of the 120,000 employee stock options granted to key employees of DealMaven was $17.72 per share, using the lattice-binomial option model with the following weighted average assumptions:

Term structure of risk-free interest rate	2.0% - 3.2%
Expected life *	5.44 years
Term structure of volatility	28.9% - 38.9%
Dividend yield	0.86%

*	Expected life is an output in a binomial model as opposed to being an input in the Black-Scholes model.

During the third quarter of fiscal 2007, 1,135 stock options were granted to employees with a weighted average estimated fair value of $22.49 per share. No other stock options were granted to employees of the Company during the three and nine months ended May 31, 2007.

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

There were no stock options granted to the Company’s non-employee Directors during the three and nine months ended May 31, 2008 due to the expiration of the Company’s non-employee Directors plan.

During the second quarter of fiscal 2007, 22,500 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $21.20 per share, using the Black Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	4.7%
Expected life	5.9 years
Expected volatility	32.5%
Dividend yield	0.4%

There were no other stock options granted to the Company’s non-employee Directors during the three and nine months ended May 31, 2007.

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

August 2006 Performance-based Option Grant Review

In August 2006, the Company granted 924,989 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic ASV or diluted earnings per share during the two fiscal years ended August 31, 2008. During the second quarter of fiscal 2008, FactSet estimated that it was probable the Company would achieve ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This reflects a higher performance level than previously estimated and accordingly increased the number of options that is estimated to vest at the end of fiscal 2008. As such, at May 31, 2008, the Company estimated that 60% or 554,993 of the performance-based stock options should vest which results in stock-based compensation expense of $3.6 million to be recognized over the next thirty-nine months as of May 31, 2008. A change in the financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(4,218)	$—
20%	$1,199	$(2,812)	$92
60%	$3,597	$—	$276
100%	$5,995	$2,812	$460

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving the least favorable performance levels of organic subscriptions or diluted earnings per share during the two fiscal years ended August 31, 2009. At May 31, 2008 the Company estimated that none of the performance-based stock options should vest. This results in zero unamortized stock-based compensation expense as of May 31, 2008. The Company’s estimate considered the current environment in which many large banks are carefully managing expenses. A change in the financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$2,375	$735	$140
60%	$7,125	$2,205	$420
100%	$11,875	$3,675	$700

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. Employees purchased 29,399 shares at an average price of $44.33 during the third quarter of fiscal 2008.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated value of employee stock purchase plan grants during the three months ended May 31, 2008 and 2007 was $10.09 and $10.98 per share, respectively, with the following weighted average assumptions:

	Three Months Ended May 31,
	2008	2007
Risk-free interest rate	1.4%	4.9%
Expected life	3 months	3 months
Expected volatility	25.5%	10.1%
Dividend yield	1.1%	0.5%

The weighted average estimated value of employee stock purchase plan grants during the nine months ended May 31, 2008 and 2007 was $10.11 and $9.64 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2008	2007
Risk-free interest rate	2.5%	5.0%
Expected life	3 months	3 months
Expected volatility	19.3%	10.2%
Dividend yield	0.9%	0.4%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. No restricted stock awards vested during the three and nine months ended May 31, 2008 and 2007. As of May 31, 2008, 50% of the restricted stock grants have vested and issued to restricted stock award holders. There were no restricted stock awards granted during the three and nine months ended May 31, 2008 and 2007.

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and India. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales of products and services to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At May 31, 2008, total goodwill of $160.2 million, is allocated to the U.S. segment totaling $75.0 million and in the European segment totaling $85.2 million. The accounting policies of the segments are the same as those described in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended May 31, 2008
Revenues from clients	$101,676	$36,285	$9,438	$147,399
Segment operating profit	31,735	10,688	5,496	47,919
Total assets at May 31, 2008	423,494	136,392	9,908	569,794

For the three months ended May 31, 2007
Revenues from clients	$86,024	$28,666	$6,385	$121,075
Segment operating profit	26,923	8,511	3,783	39,217
Total assets at May 31, 2007	362,123	143,996	7,438	513,557

For the nine months ended May 31, 2008
Revenues from clients	$292,647	$102,937	$26,228	$421,812
Segment operating profit	91,112	26,395	16,149	133,656

For the nine months ended May 31, 2007
Revenues from clients	$244,199	$83,363	$18,707	$346,269
Segment operating profit	74,972	26,547	10,904	112,423

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

As of May 31, 2008, the total amount of gross unrecognized tax benefits was $3.7 million, of which $0.9 million related to the accrual of interest. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to income tax expense on the consolidated statement of income.

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

A gain on derivatives for the three and nine months ended May 31, 2008 of $0.2 million, respectively, was recorded in the Company’s Consolidated Statement of Income. At May 31, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 1.0 million Euros. The fair value of all derivative instruments recorded in the Company’s Consolidated Statement of Financial Condition at May 31, 2008 was $0.1 million in other current assets and $0.1 million in accumulated other comprehensive income.

14. COMPREHENSIVE INCOME

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Net income	$32,542	$28,575	$91,433	$78,851
Other comprehensive income (loss), net of tax:
Net change in unrealized (loss) gain on investments	(117)	(2)	30	(12)
Net change in unrealized (loss) gain on derivative instruments	(37)	—	106	—
Foreign currency translation adjustments	590	1,831	4,196	4,626

Comprehensive income	$32,978	$30,404	$95,765	$83,465

The components of accumulated other comprehensive income were as follows (in thousands):

	May 31, 2008	August 31, 2007
Accumulated unrealized gains on investments, net of tax	$77	$47
Accumulated unrealized gain on derivatives instruments	106	—
Accumulated foreign currency translation adjustment	13,829	9,633

Total accumulated other comprehensive income	$14,012	$9,680

15. ACQUISITION OF A COPY OF THE THOMSON FUNDAMENTALS DATABASE AND RELATED ASSETS

FactSet signed an agreement with Thomson Reuters (“Thomson”) dated April 22, 2008 to purchase a copy of the Thomson Fundamentals database and related assets. The agreement is subject to regulatory approval by both the European Commission and U.S. Department of Justice. The transaction is expected to close in July 2008. The sale will include copies of the Thomson Fundamental database, source documents, collection software, documentation and collection training materials. Thomson retains full ownership of the original fundamentals database and associated intellectual property. Thomson Fundamentals will continue as a product on the FactSet platform.

At closing, FactSet will enter into a Transition Services Agreement (“TSA”) with Thomson. Under the TSA, Thomson will provide services for 18 months from closing date, including daily updates to FactSet’s fundamental database. The daily updates will be provided on the same schedule and with the same timeliness, content and quality as the updates the Company receives for Thomson Fundamentals today. The TSA also outlines consulting and support services Thomson will provide to FactSet to give the Company a full understanding of the structure and content of the database and the know how to conduct training programs for collection employees.

Thomson agreed to facilitate a hiring process of key employees connected with the database and related assets. Eight key employees have accepted employment offers to join FactSet, effective on the close of the transaction. In addition, FactSet may acquire customer contracts pertaining to certain Thomson clients upon receipt of a client’s consent. The majority of these contracts relate to Thomson Fundamentals over the FactSet platform. The consent period will end on August 12, 2008.

The cash consideration to be paid by FactSet is $48.8 million plus five times annual revenues assigned to FactSet after the consent of certain clients of the Thomson Fundamental database. Under the TSA, FactSet is scheduled to pay Thomson $9.1 million, a significant portion of which is consideration for the daily database updates over the next 18 months. Total cash consideration to be paid by FactSet should range between $67 million and $80 million. This range assumes that customer contracts with annual revenues of $2.0 to $5.0 million will be included in the transaction and transferred to FactSet.

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

We combine more than 200 databases, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Our investment management clients represent 79% of our total annualized subscription value (“ASV”), while the remaining ASV is derived from investment banking clients.

Services may be paid for using commissions on securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. Clients may also direct commissions to unrelated third party brokers and request that payment be transmitted to FactSet to pay for its services. Services paid in commissions represented 22% of total revenues during the three months ended May 31, 2008 and 2007, respectively.

Employee headcount did not change during the third quarter of fiscal 2008 and was 1,826 at May 31, 2008. Excluding 17 DealMaven employees acquired on January 31, 2008, the number of employees increased 17% over the prior year. We already have accepted offers from 80 new employees for the fourth quarter of fiscal 2008, the majority of which will expand our sales and consulting and engineering departments. Approximately one-third of our employees conduct sales and consulting services, another one-third are involved in product development, software and systems engineering and the remaining employees are involved with content collection or provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2008 and 2007, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands, except per share data)	2008	2007	Change	2008	2007	Change
Revenues	$147,399	$121,075	21.7%	$421,812	$346,269	21.8%
Cost of services	48,134	39,429	22.1	140,555	111,100	26.5
Selling, general and administrative	51,346	42,429	21.0	147,601	122,746	20.2
Income from operations	47,919	39,217	22.2	133,656	112,423	18.9
Net income	32,542	28,575	13.9	91,433	78,851	16.0
Diluted earnings per common share	$0.65	$0.56	16.1%	$1.82	$1.54	18.2%
Diluted weighted average common shares	49,821	51,387		50,218	51,310

Revenues

Revenues for the three months ended May 31, 2008 increased 21.7% to $147.4 million from $121.1 million for the same period a year ago. Revenue growth in the third quarter is due to our combination of delivering world-class service to a global blue chip client base while developing products that are highly integrated into our clients’ workflow. The sale of additional services to existing investment management professionals was the primary catalyst of our revenue growth.

For the first nine months of fiscal 2008, revenues advanced 21.8% to $421.8 million from $346.3 million in the prior year period. Revenue growth was driven by the deepening engagement of existing FactSet users in our investment management business and the ability to consolidate multiple services into one through the FactSet platform. Our investment management client base continues to experience strong growth across all geographies and represents approximately 79% of our total ASV as of May 31, 2008. Our clients continue to license our advanced applications such as Portfolio Analytics and Marquee. The ability for our end users to access more than one hundred premium third-party content providers and integrate their own data for use in FactSet applications continues to be a reason for our expanding number of users. We continue to appeal to larger institutions because of our ability to service many different users groups and our ability to deliver intensive computing power and analytics to end users. Incremental content for non-U.S. investors helped increase demand for our services outside the U.S.

Our Portfolio Analytics suite of applications continued to be a source of growth during the third quarter of fiscal 2008. Clients have been receptive to this suite, which is comprehensive and includes eight applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 607 clients consisting of over 5,487 users subscribed to the PA 2.0 application as of May 31, 2008, a net increase of 93 clients during the quarter.

Annual Subscription Value – ASV at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At May 31, 2008, ASV was $590 million, up $101 million or 21% from the prior year total of $489 million. Excluding the acquisition of DealMaven and foreign currency exchange, ASV increased $96 million over the last twelve months, up 20%. ASV from overseas operations increased from $146 million at May 31, 2007 to $187 million at May 31, 2008, representing 32% of the Company-wide total.

ASV growth in the third quarter of fiscal 2008 was $14.7 million. Excluding $2.6 million from the cancellation of services to Bear Stearns in the third quarter and $0.9 million from foreign currency exchange, ASV increased $18.2 million since February 29, 2008. The ASV change in the third quarter was driven by our global investment management client base. Our overseas client base contributed strong ASV growth of 26%, excluding the impact from foreign currency. Investment banks continue to manage expenses during the current market conditions. The adverse ASV change from Bear Stearns was $2.6 million during the third quarter.

ASV growth in the three months ended May 31, 2008 demonstrates our ability to deepen the engagement of existing FactSet users. The ability to consolidate multiple services into one through the FactSet platform has proven to be a compelling opportunity for our clients to recognize efficiencies. Demand for Portfolio Analytics and Marquee continue at a healthy rate. Users of the PA 2.0 application grew 27% over the last 12 months. Marquee users are up 47% year over year. Success with these applications partially offset the reduction of our ASV growth rate due to a difficult operating environment for investment banks since September 2007. The ASV change from investment banking clients declined $4.2 million compared to the year ago quarter. The user count change for investment banking clients was flat in the third quarter including the cancellation of 300 seats from Bear Stearns.

Users and Clients – At May 31, 2008, professionals using FactSet increased to 39,600, up 500 users from the beginning of the quarter. Client count was 2,044 as of May 31, 2008, a net increase of 23 clients during the quarter. The moderate growth in user count reflects the difficult operating environment for investment banks. Net new client growth, while healthy, was 35% lower than the average of previous four quarters due to a reduction in new firm creation. At quarter-end, the average subscription per client was $290,000, up 10% from $265,000 at August 31, 2007 and up 14% from $256,000 at May 31, 2007.

At May 31, 2008, client retention remained at a rate in excess of 95%, confirming breadth and depth of a product suite that is deployed to a high quality, institutional client base. No individual client accounted for more than 3% of total ASV as of May 31, 2008. ASV from the ten largest clients is 16% of total client subscriptions.

Revenues by Geographic Region

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands)	2008	2007	Change	2008	2007	Change
Domestic	$101,676	$86,024	18.2%	$292,647	$244,199	19.8%
% of revenues	69.0%	71.1%		69.4%	70.5%
International	$45,723	$35,051	30.4%	$129,165	$102,070	26.5%
% of revenues	31.0%	28.9%		30.6%	29.5%
Consolidated	$147,399	$121,075	21.7%	$421,812	$346,269	21.8%

Revenues from the domestic business increased 18.2% to $101.7 million during the three months ended May 31, 2008 compared to $86.0 million in the same period a year ago. International revenues in the third quarter of fiscal 2008 were $45.7 million, an increase of 30.4% from $35.1 million in the prior year period. Excluding $0.6 million of revenues attributable to the impact of foreign currency, international revenue growth was 28.7% year over year. Revenues from international operations accounted for 31% and 29% of our consolidated revenues for the third quarter of fiscal 2008 and 2007, respectively. European revenues advanced 25.5% to $36.3 million. Asia Pacific revenues grew to $9.4 million, up 47.8% from the same period a year ago. Our growth rates in Europe and Asia Pacific reflect a robust macroeconomic environment and a reallocation of investment to outside the U.S.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands)	2008	2007	Change	2008	2007	Change
Cost of services	$48,134	$39,429	22.1%	$140,555	$111,100	26.5%
Selling, general and administrative	51,346	42,429	21.0%	147,601	122,746	20.2%

Total operating expenses	$99,480	$81,858	21.5%	$288,156	$233,846	23.2%
Operating Margin	32.5%	32.4%		31.7%	32.5%

Cost of Services

For the three months ended May 31, 2008, cost of services increased 22.1% to $48.1 million from $39.4 million in the comparable prior year period. During the first nine months of fiscal 2008, cost of services advanced 26.5% to $140.6 million from $111.1 million in the first nine months of fiscal 2007. Cost of services expressed as a percentage of revenues increased 10 basis points to 32.7% during the third quarter of fiscal 2008 from 32.6% a year ago. The rise in cost of services as a percentage of revenues was 120 basis points for the first nine months of fiscal 2008. The increase during the third quarter was driven by higher employee compensation and additional data costs partially offset by lower computer depreciation and maintenance and lower amortization of intangible assets.

Employee compensation and benefits for our software engineering and consulting departments increased 0.7% and 1.7%, respectively, as a percentage of revenues during the three and nine months ended May 31, 2008 compared to the same period a year ago. Employee additions as well as normal merit increases accounted for the rise in employee compensation. Data costs as a percentage of revenues rose by 0.9% and 0.8%, respectively, for the three and nine months ended May 31, 2008 compared to the same periods in fiscal 2007. This increase was driven by variable payments to data vendors from additional content subscriptions and higher levels of proprietary data content collection.

A reduction in computer related expenses and amortization of intangible assets partially offset these component increases of cost of services. Computer depreciation and maintenance decreased 1.1% and 0.8%, respectively, as a percentage of revenues during the three and nine months ended May 31, 2008 compared to the same period a year ago. Computer depreciation declined from utilizing a shorter useful life for mainframes in the third quarter of fiscal 2007 to account for our transition to Hewlett Packard’s new Integrity mainframe machines. The decrease in computer maintenance is a result of replacing the older existing Hewlett Packard Alpha mainframe machines with new Hewlett Packard Integrity mainframe machines in fiscal 2008. In the initial year of purchase, the maintenance on the new Hewlett Packard Integrity mainframe machines is less, thus incurring lower maintenance expense as compared to the older Alpha machines. Amortization expense as a percentage of revenues declined 0.3% and 0.4%, respectively, for the three and nine months ended May 31, 2008 compared to the same periods in fiscal 2007 due to a decline in acquisition activity compared to previous years and intangible assets became fully amortized.

Selling, General and Administrative

For the three months ended May 31, 2008, selling, general, and administrative (“SG&A”) expenses advanced 21.0% to $51.3 million from $42.4 million in the third quarter of fiscal 2007. During the first nine months of fiscal 2008, SG&A advanced 20.2% to $147.6 million from $122.7 million in the first nine months of fiscal 2007. SG&A expenses expressed as a percentage of revenues declined to 34.8% during the third quarter of fiscal 2008 from 35.0% a year ago. The decrease in SG&A as a percentage of revenues was 50 basis points for the first nine months of fiscal 2008. The decrease in SG&A expenses as a percentage of revenues of 20 and 50 basis points for the three and nine months May 31, 2008, respectively, was driven by lower occupancy costs partially offset by our global engineering conference held in May 2008.

Occupancy costs, including rent and depreciation of furniture and fixtures, decreased 0.5% and 0.2%, respectively, as a percentage of revenues during the three and nine months ended May 31, 2008 compared to the same period a year ago. Lower occupancy costs are temporary and are being driven by the timing of acquiring new space to support a growing employee base. Our global engineering conference was held in May 2008 with over 500 internal engineer attendees. The conference was not held in the prior year and reduced our SG&A margin by 50 basis points.

Income from Operations and Operating Margin

Operating income advanced 22.2% to $47.9 million for the three months ended May 31, 2008 as compared to the prior year period. Our operating margin during the third quarter of fiscal 2008 was 32.5%, up 10 basis points from 32.4% a year ago. For the nine months ended May 31, 2008, income from operations advanced 18.9% to $133.7 million as compared to $112.4 million in the same period a year ago. Our operating margin during the first nine months of fiscal 2008 was 31.7%, down 80 basis points from 32.5% a year ago. However, excluding the pre-tax charge of $2.4 million from performance-based stock options recorded in the second quarter of fiscal 2008, non-GAAP operating margin improves to 32.3% for the first nine months of fiscal 2008.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands, except per share data)	2008	2007	Change	2008	2007	Change
Other income	$852	$2,143	(60.2)%	$4,325	$5,427	(20.3)%
Provision for income taxes	$16,229	$12,785	26.9%	$46,548	$38,999	19.4%
Net income	$32,542	$28,575	13.9%	$91,433	$78,851	16.0%
Diluted earnings per common share	$0.65	$0.56	16.1%	$1.82	$1.54	18.2%
Effective Tax Rate	33.3%	30.9%		33.7%	33.1%

Other Income

During the three months ended May 31, 2008, other income decreased $1.3 million or 60.2%, year over year. Other income declined $1.1 million or 20.3% during the first nine months of fiscal 2008 as compared to the same period a year ago. The decline in other income during fiscal 2008 was a result of the Federal Reserve lowering U.S. interest rates by 3.5% over the last nine months and our reallocation of investments to U.S. government backed securities.

Income Taxes

For the three months ended May 31, 2008, the provision for income taxes increased to $16.2 million from $12.8 million in the comparable prior year period. For the nine months ended May 31, 2008, the provision for income taxes increased to $46.5 million from $39.0 million in the comparable prior year period. Our effective tax rate for the three months ended May 31, 2008 was 33.3%, an increase of 2.4% from an effective tax rate of 30.9% in the same period a year ago. Our effective tax rate during the third quarter of fiscal 2007 was lower due to $1.9 million of tax benefits primarily related to deductions for fiscal 2006. In addition, the fiscal 2008 effective tax rate has been adversely impacted from the expiration of the U.S. Federal R&D tax credit on December 31, 2007. The expiration caused our effective tax rate to increase in fiscal 2008.

Net Income and Earnings per Share

Net income rose 13.9% to $32.5 million and diluted earnings per share increased 16.1% to $0.65 for the three months ended May 31, 2008. During the first nine months of fiscal 2008, net income advanced 16.0% to $91.4 million and diluted earnings per share increased 18.2% to $1.82 as compared to same period a year ago. Excluding the $1.9 million of tax benefits recorded in the year ago third quarter, non-GAAP net income and non-GAAP diluted earnings per share increased 22.0% and 25.0%, respectively, in the third quarter of fiscal 2008 as compared to the same period a year ago. Excluding the pre-tax charge of $2.4 million in the second quarter of fiscal 2008 related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008, non-GAAP net income and non-GAAP diluted earnings per share advanced 19.0% and 21.4%, respectively, for the nine months ended May 31, 2008 as compared to the same period a year ago.

Use of non-GAAP Financial Measures

Financial measures in accordance with generally accepted accounting principles (“GAAP”) including operating margins, net income and diluted earnings per share have been adjusted to report non-GAAP financial measures that exclude $1.9 million of tax benefits and a charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008. We use these non-GAAP financial measures, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these financial measures and the information we provide are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance.

Foreign Currency

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity.

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 30% of our employees are located. To limit our financial exposure related to the effects of foreign exchange rate fluctuations, we may utilize derivatives (foreign currency contracts). We do not enter into foreign currency forward contracts for trading or speculative purposes.

We entered into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations during fiscal 2008. At May 31, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 1.0 million Euros, a decrease from 3.5 million Euros as of the beginning of the fiscal third quarter. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. We did not enter into any new foreign currency forward contracts during the third quarter of fiscal 2008.

As depicted in the chart below, our non-dollar denominated revenues to be recognized over the next twelve months are estimated to be $31 million while our non-dollar denominated expenses are $121 million, which translates into a net foreign currency exposure of $91 million per year or $22.7 million per quarter.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$2,259	$44,877	$(42,618)
British Pound Sterling	16,488	64,714	(48,226)
Other	11,754	11,781	(27)

Total	$30,502	$121,373	$(90,871)

To reduce variability in operating expenses caused by Euro denominated operating expenses, we entered into foreign currency forward contracts with maturities up to six months during the second quarter of fiscal 2008. Based on our view of the correlation between the British Pound Sterling and the U.S. dollar, we did not hedge our exposure to the British Pound Sterling as of May 31, 2008. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because our operations are in regions with stable currencies, the effect of foreign currency fluctuations has not been material to our Consolidated Financial Statements.

A gain on derivatives for the three and nine months ended May 31, 2008 of $0.2 million, respectively, was recorded in our Consolidated Statement of Income. At May 31, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 1.0 million Euros. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at May 31, 2008 was $0.1 million in other current assets and $0.1 million in accumulated other comprehensive income.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Nine months ended May 31,	2008	2007
Net cash provided by operating activities	$103,416	$99,062
Capital expenditures (2)	25,841	25,407

Free cash flow (1)	$77,575	$73,655

Net cash used in investing activities	$(47,160)	$(25,913)
Net cash used in financing activities	$(58,517)	$(27,986)
Cash and cash equivalents (as of May 31)	$166,829	$172,045

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

Cash and cash equivalents aggregated to $166.8 million or 29% of our total assets at May 31, 2008, compared with $172.0 million or 34% of our total assets at May 31, 2007. All our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $2.0 million since August 31, 2007 as a result of cash outflows of $65.7 million related to stock repurchases, $29.0 million from the payment of variable employee compensation, $13.9 million from the acquisition of DealMaven, dividends paid of $17.3 million and capital expenditures, net of landlord contributions of $25.2 million, partially offset from cash provided by operations of $103.4 million and $24.5 million from the exercise of employee stock options.

During the last twelve months, free cash flows rose 17% to $120.4 million. Free cash flows generated during the third quarter of fiscal 2008 were a record $45.8 million, up 12% from $40.8 million over the year ago quarter. Drivers of free cash flow during the third quarter of fiscal 2008 were record levels of net income, $9.5 million of non-cash expenses and a $16.6 million improvement from changes in working capital partially offset by $12.8 million in capital expenditures. The increase in cash flows from working capital changes was primarily caused by a decrease in accounts receivable and the timing of U.S. federal estimated tax payments. Free cash flow in the third quarter of fiscal 2008 exceeded net income by 41% and over the last twelve months, free cash flow and net income are nearly identical.

Capital Resources

Capital Expenditures

For the quarter ended May 31, 2008 capital expenditures, net of landlord contributions for construction, totaled $12.3 million, up from $10.1 million in the same period a year ago. Expenditures for computer equipment were $7.6 million and the remainder covered office space expansion. Significant capital expenditures included adding eight Hewlett Packard Integrity mainframe machines to our data centers and building out new office space in our Chicago, Paris and Norwalk locations. During the first nine months of the year capital expenditures were $25.3 million, net of landlord contributions for construction. As a result, our system capacity has been expanded by 40%. The cost per Integrity mainframe is 35% less than an Alpha mainframe and the power consumption has been reduced by a third.

Capital Needs

We currently have no other outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In February 2008, we renewed both our 364-day revolving credit facility and our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $4.0 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of May 31, 2008. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

Business Combinations

DealMaven, Inc.

On January 31, 2008, we acquired DealMaven, Inc. (“DealMaven”) for $14.0 million in cash. Formed in 1999, DealMaven provides tools to improve the workflow of investment bankers when working in Microsoft Excel and helps firms gather, analyze, check and present data more efficiently. The company was headquartered in New York City with 17 employees.

The acquisition is consistent with our strategy of developing tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of the DealMaven net tangible and intangible assets, and as a result, we have recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$14,000
Working capital	780
Direct acquisition costs	10

Total purchase price	$14,790

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price was allocated to DealMaven’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$1,414
Amortizable intangible assets:
Software technology	1,856
Client relationships	1,040
Non-compete agreements	105
Goodwill	11,996

Total assets acquired	16,411
Liabilities assumed	(1,621)

Net assets acquired	$14,790

Intangible assets of $3.0 million have been allocated to amortizable intangible assets consisting of software technology, amortized over five years using a straight-line amortization method; client relationships, amortized over five years using an accelerated amortization method; and non-compete agreements, amortized over two years using a straight-line amortization method.

Goodwill totaling $12.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the DealMaven acquisition is included in the U.S. segment and is not deductible for income tax purposes.

The results of operations of DealMaven have been included in our Consolidated Statement of Income since the completion of the acquisition on January 31, 2008. Pro forma information has not been presented because the effect of this acquisition was not material on our consolidated financial results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of May 31, 2008.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and nine months ended May 31, 2008, there were no significant changes to our contractual obligations as of August 31, 2007.

Share Repurchases

On January 25, 2008, our Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, we completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the nine months ended May 31, 2008, we repurchased 1,126,131 shares at an average cost of $57.78 per share under the program. At May 31, 2008, $117.1 million remains authorized for future share repurchases. The remaining 7,613 shares repurchased during the first nine months of fiscal 2008 were repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

Dividends

On May 8, 2008, we announced that our Board of Directors approved increasing the regular quarterly dividend by 50% to $0.18 per share, or $0.72 per share per annum, beginning with our dividend payment in June 2008. The cash dividend of $8.6 million was paid on June 17, 2008, to common stockholders of record on May 29, 2008. Cash dividends will be paid using existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2007. With the exception of the adoption of FIN 48 as of September 1, 2007, there were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2007. As a result of the adoption of FIN 48, we reduced current taxes payable by $0.2 million and increased non-current deferred tax assets by $1.1 million. The adoption of FIN 48 was accounted for as a cumulative effect of a change in accounting principle and accordingly, increased retained earnings by $1.3 million. As of May 31, 2008, gross unrecognized tax benefits were $3.7 million, of which $0.9 million related to the accrual of interest and penalties.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Acquisition of a Copy of the Thomson Fundamentals Database and Related Assets

We signed an agreement with Thomson Reuters (“Thomson”) dated April 22, 2008 to purchase a copy of the Thomson Fundamentals database and related assets. The agreement is subject to regulatory approval by both the European Commission and U.S. Department of Justice. The transaction is expected to close in July 2008.

Fundamental data is historical financial information (i.e. income statement, balance sheet and cash flows) and related underlying data from the notes to the financial statements. The Thomson Fundamentals Database is a preeminent global financial database with coverage of over 43,000 companies and history back to 1980 and has been available and distributed by FactSet since 1991.

We believe that the proposed transaction is valuable to FactSet for four primary reasons:

1.	The opportunity to buy a copy of a trusted premium, global fundamental database with history back to the 1980s is rare and is unlikely to repeat itself in the foreseeable future.

2.	Fundamentals is one of three core data sets (along with security prices and estimates) all major providers require. Upon completion of the transaction, we will own all three core content sets, on a global basis.

3.	Fundamental data is used by all of our clients and prospective clients and nearly every user in our addressable universe.

4.	The estimated market opportunity for fundamental data just among our existing client base is in excess of $100 million, representing a large new source of potential revenue growth for us.

The sale will include copies of the Thomson Fundamental database, source documents, collection software, documentation and collection training materials. Thomson retains full ownership of the original fundamentals database and associated intellectual property. Thomson Fundamentals will continue as a product on the FactSet platform.

At closing, we will enter into a Transition Services Agreement (“TSA”) with Thomson. Under the TSA, Thomson will provide services for 18 months from closing date, including daily updates to FactSet’s fundamental database. The daily updates will be provided on the same schedule and with the same timeliness, content and quality as the updates we receive for Thomson Fundamentals today. The TSA also outlines consulting and support services Thomson will provide to FactSet to give us a full understanding of the structure and content of the database and the know how to conduct training programs for collection employees.

Thomson agreed to facilitate a hiring process of key employees connected with the database and related assets. Eight key employees have accepted employment offers to join FactSet, effective on the close of the transaction. In addition, we may acquire customer contracts pertaining to certain Thomson clients upon receipt of a client’s consent. The majority of these contracts relate to Thomson Fundamentals over the FactSet platform. The consent period will end on August 12, 2008.

The cash consideration to be paid by FactSet is $48.8 million plus five times annual revenues assigned to FactSet after the consent of certain clients of the Thomson Fundamental database. Under the TSA, we are scheduled to pay Thomson $9.1 million, a significant portion of which is consideration for the daily database updates over the next 18 months. Total cash consideration to be paid by us should range between $67 million and $80 million. This range assumes that customer contracts with annual revenues of $2.0 to $5.0 million will be included in the transaction and transferred to FactSet.

We anticipate that this transaction will be dilutive to earnings per share (“EPS”) until the 18 month transition period concludes, after which the transaction is expected to be accretive.

•	In the fourth quarter of fiscal 2008, EPS dilution should be approximately $0.03 per share.

•

EPS dilution for each fiscal quarter in fiscal 2009 should be approximately $0.04 per share or $0.16 for the full 2009 fiscal year. A primary expense driver is the cost of the TSA from Thomson. The quarterly costs of transition services on a pre-tax basis should approximate $1.6 million or $6.5 million for the full 2009 fiscal year. These costs are eliminated at the end of the 18 month transition period.

•	The transaction is expected to be accretive to EPS in fiscal 2010.

In summary, we believe this transaction will extend FactSet’s competitive advantage of providing clients choice of premium content sets over the FactSet system. FactSet has no plans to alter its redistribution of the vast fundamental data offerings available on the FactSet service including Thomson Fundamentals, Reuters Fundamentals and S&P Compustat®. FactSet Fundamentals will expand our selection for clients and be ready for sale on the day the transaction closes.

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since August 2007, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P500 and NASDAQ Composite) have experienced significant declines coupled with increased levels of volatility. Historically, there has been little correlation between the results of our operations and the performance of the global equity markets. There is a potential for a continued global downturn in the general economic and market conditions. A prolonged decline in the global equity markets could negatively impact a large number of our clients (investment management firms and investment banks) and increase the possibility of personnel reductions among our existing and potential clients, such as cancellation of 300 seats from Bear Stearns in the third quarter of fiscal 2008.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

-	A prolonged decline in the return equities of developed markets impacting the buying power of our investment management clients

-	The status of the global economy, including the financial status of global investment banks

-	Our ability to integrate newly acquired companies

-	The protection and privacy of our client data

-	Our ability to hire and retain key qualified personnel

-	Prolonged outage at one of our data centers, which could result in reduced service and the loss of customers

-	Retention of key clients and their current service levels

-	Ability to ensure the protection and privacy of client data, including security holes within our products

-	The negotiation of contract terms supporting new and existing databases or products

-	Maintenance of our leading technological position through the introduction of new products and product enhancements

-	Changes to our corporate headquarters or regional offices that impact our business continuity plan

-	Resolution of ongoing and other probable audits by tax authorities

-	The acquisition of a copy of the Thomson Fundamentals database and related assets pending regulatory approval

-	The ability to integrate and market FactSet Fundamentals as a high quality asset and win new clients

-	Malicious, ignorant or illegal employee acts regarding insider information or client data

-	The ability to mitigate the risk of our software introducing a virus to client networks

-	The ability to achieve historical levels of profitability and growth rates for revenues, earnings per share and cash flows

-	Increased competition in our industry may cause price reductions or loss of market share

-	Third parties may claim infringement upon their intellectual property rights

-	Changes in accounting

-	Internal controls may be ineffective

-	Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce our revenues

-	Competition in our industry and the result of regulatory activity

-	The absence of U.S. or foreign governmental regulation restricting international business

Business Outlook

The following forward-looking statements reflect our expectations as of July 10, 2008. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2008 Expectations

Excluding the purchase of FactSet Fundamentals

-	Revenues are expected to range between $150 million and $154 million.

-	Operating margins are expected to range between 31% and 33%.

-	Other income is expected to be between $0.9 million and $1.2 million.

-	The effective tax rate is expected to range between 33.8% and 34.6% and assumes the U.S. Federal R&D tax credit is not reenacted.

Including the purchase of FactSet Fundamentals

-	Revenues are expected to range between $150 million and $155 million.

-	Operating margins are expected to range between 29.5% and 31.5%.

-	Other income is expected to be between $0.6 million and $0.9 million.

-	The effective tax rate is expected to range between 33.8% and 34.6% and assumes the U.S. Federal R&D tax credit is not reenacted.

Full Year Fiscal 2008

-	Capital expenditures, net of landlord contributions, remains at $32 million to $38 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. We began transitioning our billing of JCF clients from local currency invoices to U.S. dollar invoices in fiscal 2008. As a result, our non-dollar denominated revenues to be recognized over the next twelve months are estimated to be $31 million while our non-dollar denominated expenses are $121 million, which translates into a net foreign currency exposure of $91 million per year or $22.7 million per quarter. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize derivatives (foreign currency contracts). Refer to the annualized foreign currency table disclosed in the Foreign Currency section within our Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis of our market risk which incorporates the impact of our billing transition over the next twelve months.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
March 2008	—	—	—	$117,091
April 2008	—	—	—	117,091
May 2008	—	—	—	117,091

	—		—	$117,091

(1)	On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. The table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
10.1

Purchase Agreement, dated as of April 22, 2008, among Thomson Financial Limited, FactSet Europe Limited and FactSet Research Systems Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission under Rule 24b-2)

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date:	July 10, 2008	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER
10.1

Purchase Agreement, dated as of April 22, 2008, among Thomson Financial Limited, FactSet Europe Limited and FactSet Research Systems Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission under Rule 24b-2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer