Form 10-K
period 2008-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2008-10-30
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $2,242,237,617.

The number of shares outstanding of the registrant’s common stock, as of October 20, 2008, was 47,368,492.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 30, 2008, for the Fiscal 2008 Annual Meeting of Shareholders to be held on December 16, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2008

PART I

Part I

ITEM 1. BUSINESS

Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a leading provider of integrated global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. FactSet offers access to financial data and analytics to thousands of investment professionals around the world. Combining hundreds of databases into its own dedicated online service, FactSet provides the tools to download, combine, and manipulate financial data for investment analysis. FactSet applications support and make more efficient workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. FactSet applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. The Company generates 79% of its revenue from its investment management clients, while the remaining revenue is primarily derived from investment banking clients.

Focus

FactSet’s business model places a premium on client service at all layers of the Company. This combined with its unique blend of technology, content and applications have allowed the Company to achieve record levels in many of its key growth metrics. FactSet’s traditional focus has been on equity analysis. Increasingly, FactSet clients have encouraged the Company to expand its core competency to include additional asset classes such as fixed income and derivative securities. During 2008, FactSet continued to enhance its portfolio analysis application to offer the ability to analyze fixed income portfolios. Fixed income portfolio analysis provides reports and charts that help clients study the performance, composition and characteristics of a fixed income portfolio on an absolute basis or relative to a benchmark. This product is built into the same application foundation as FactSet’s industry-leading equity portfolio analytics capabilities. All the robust reporting and charting features available for equities are also available for fixed income. While this consistency lends itself to extremely powerful balanced fund analysis, FactSet also addresses investment grade, high yield and municipal bond analysis. The accuracy of single-bond analytics critically affects the client’s ability to trust reports and gain meaningful insights from its analysis. The contribution of fixed income portfolio analysis to revenue has been negligible, but the improvements have expanded the potential client community for the Company’s portfolio products beyond the traditional equity portfolio manager and into the balanced fund and fixed income portfolio management communities. Within its product creation departments, FactSet has teams of business analysts and software engineers dedicated to the financial information needs of key client user classes, such as portfolio managers, research analysts, and investment bankers. This focus on the information and tasks associated with each user type has translated into the ability to become a critical part of the work day for over tens of thousands of the world’s top financial professionals.

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

Content

The Company combines more than 500 data sets, including content regarding tens of thousands of companies and securities from major markets across the globe, from industry-leading suppliers and clients’ own proprietary data into a single powerful online platform of information and analytics, making FactSet a one-stop source for financial information. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in FactSet applications. FactSet is also fully integrated with Microsoft Office applications such as Excel®, Word® and PowerPoint® and allows for the creation of extensive custom reports.

The Company aggregates third-party content from more than 85 data suppliers and over 100 exchanges and news sources. FactSet is the only source that integrates content from premier providers such as Thomson Reuters Inc. (“Thomson”), Standard and Poor’s (a division of The McGraw-Hill Companies), FTSE, IDC (Interactive Data Corporation), Dow Jones & Company Inc., Northfield Information Services, Inc., MSCI Barra, APT, Global Insight Inc., Morningstar, Inc., Russell Investments, SIX Telekurs Ltd. and Merrill Lynch. FactSet seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data, when possible. Third-party content contracts have varying lengths and often can be terminated on one year’s notice at predefined dates. Third-party content fees are either billed directly to FactSet or the Company’s clients. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet continues to invest capital to acquire and build proprietary content. Since 2001, the Company has acquired seven content businesses, Thomson Fundamentals (global fundamentals data), LionShares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence) and Global Filings (equity and fixed income prospectus data). These content sets have been fully integrated into the Company’s product offerings, while at the same time FactSet has continued to invest in the development of third-party data feeds across all content areas. The Company has also expanded its proprietary content coverage of data, including private equity and private company data. The net effect of this strategy to date has been to increase the accessibility of data to the financial investment community and to improve the quality of the data for clients.

FactSet Fundamentals – In July 2008, FactSet acquired the Thomson Fundamentals business, including $2.0 million of annual revenues transferred from Thomson, copies of the Thomson Fundamental database, source documents, collection software, documentation and collection training materials. The Thomson Fundamentals database is a preeminent global financial database with coverage of over 43,000 companies and history back to 1980 and has been available and distributed by FactSet since 1991. The transaction extends FactSet’s competitive advantage of providing clients a choice of premium content sets over the FactSet system. FactSet Fundamentals expanded the selection of fundamental providers for clients and is ready for sale today. FactSet believes the transaction was valuable to the Company for four primary reasons:

1.	The opportunity to buy a copy of a trusted premium, global fundamental database with history back to the 1980s was rare and unlikely to repeat itself in the foreseeable future.

2.	Fundamentals is one of three core data sets (along with security prices and estimates) that all major providers require. FactSet now owns all three core content sets, on a global basis.

3.	Fundamental data is used by all FactSet clients and prospective clients and nearly every user in its addressable universe.

4.	The estimated market opportunity for fundamental data just among the Company’s existing client base is in excess of $100 million, representing a large new source of potential revenue growth for FactSet.

FactSet Estimates – In addition, FactSet has continued to expand its proprietary content through FactSet Estimates and FactSet Research Connect, its repository of sell-side research reports. FactSet Estimates is the Company’s pre-eminent global broker estimates database that provides its users with insight into an industry where consistency and transparency are at a premium. The FactSet Estimates database covers approximately 24,000 companies globally with 500 contributors providing comprehensive consensus-level estimates and statistics with daily updates and history. FactSet Research Connect makes available hundreds of full text research reports from an estimated 500 contributors. These firms include not only the largest investment banks but also the leading regional and independent research providers. Continuous updates of premium global estimates, actual data and research reports from leading investment banks and research firms give clients real-time access to the most recent estimate data available.

FactSet now offers clients a product offering powered by its own proprietary content which can be integrated into the many FactSet applications for portfolio analysis.

Client Relationships

A significant part of the Company’s strategy to maintain long-term client relations involves both consulting services and client training. Clients are visited by company personnel for hands on training and service. The Company’s help desk operates virtually around the clock and sales and consulting personnel regularly visit clients to enhance support and the value of the FactSet products. The Company strongly encourages its clients to fully utilize it consulting services and online tools for training. FactSet’s consulting and training programs are designed to give clients a comprehensive understanding of the service at no additional charge.

Competition

FactSet competes in the global financial information services industry, which includes both large and well-capitalized companies, as well as smaller, niche firms. International and U.S. competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet system. Competitors and competitive products in the United States include online database suppliers and integrators and their applications, such as Thomson Reuters Inc., Bloomberg L.P., Standard and Poor’s including its Capital IQ product line, (a division of The McGraw-Hill Companies), RiskMetrics Group Inc, Dealogic PLC, Bond Edge (owned by Interactive Data Corporation), Yield Book (owned by Citigroup), Polypaths LLC., and Wilshire Associates Incorporated. Many of these firms offer products or services which are similar to those sold by the Company.

Products

Investment in proprietary content and products continued to be a focus for FactSet during fiscal 2008. The Company released numerous enhancements to existing data sets and expanded into several new areas as well.

Marquee Global—the Company’s real-time quotes and news application, continued to grow in users and clients during fiscal 2008 with successes within the Company’s global investment management and banking client base. Marquee 3.2 was released in fiscal 2008 and provides more than 100 exchanges and news sources. All new clients receive Marquee as part of the standard workstation feature set, making the basic FactSet service even more valuable. Marquee was installed on hundreds of buy and sell-side research analyst desktops during fiscal 2008. The application works in concert with FactSet’s existing platform or can be installed as a stand-alone solution for professionals focused on real-time market movements. Client usage of Marquee increased more than 45% during fiscal 2008. Additionally, the application has emerged as a leading driver of new client sales. Marquee can streamline client daily workflows while optimizing client financial information budgets. Unique within the industry, FactSet’s Marquee offers the ability to access real-time information integrated with in-depth historical analysis tools on the same technology platform. The combined FactSet desktop also provides clients the ability to share client portfolio holdings automatically. Client portfolios may be made available for detailed study in the Portfolio Analytics applications as well as real-time monitoring in Marquee including intraday contribution to return.

Portfolio Analytics—Demand for the Portfolio Analytics suite of applications continues to rise. This suite is comprehensive and includes the applications for portfolio attribution, risk management and quantitative analysis. Portfolio Analysis continued to be the cornerstone of the offering to investment management clients and represents the largest revenue contributing component of the suite. At August 31, 2008, there were over 637 clients representing approximately 5,730 users who subscribed to this service, a user increase of 22% over the prior year.

One of the key features of the suite’s central application, Portfolio Analysis, is an attribution analysis report that enables portfolio managers to dissect and explain the performance of a portfolio through time. For many years, FactSet’s primary focus has been equity portfolios – those that are comprised of stock holdings of publicly traded companies. FactSet’s desire to enhance the attribution module to cover virtually all asset classes, including corporate and sovereign debt and sophisticated derivative securities such as mortgage-backed securities and credit default swaps was a major factor in acquiring Derivative Solutions in August 2005. The acquisition has enabled the Company to deliver an enhanced multi-asset class attribution module which creates new markets for its products and a potentially strong competitive advantage in the industry.

FactSet’s Portfolio Analytics suite was also enhanced through further integration of MSCI Barra’s products, the release of an application to conduct portfolio simulation, new enhancements to its portfolio publishing tools and release of portfolio dashboard monitoring tools.

During fiscal 2008, FactSet’s wireless capabilities were also enhanced to give users access to market, company and portfolio information through Blackberries. FactSet Wireless 2.0 delivers news, quotes, and customized global market and company intelligence in real time to users’ handheld devices.

FactSet Calendar, an application that displays events affecting financial professionals, including corporate earnings releases, event transcripts and macroeconomic data, was released in fiscal 2008. This new product enhances the user’s ability to track and monitor the financial markets.

Research Management Solutions, an application that empowers financial professionals to publish research ideas to colleagues using FactSet was introduced to the market in fiscal 2008 and has experienced growth throughout the year. Research Management Solutions give the user all the tools needed to submit, receive, analyze, and evaluate research ideas from internal analysts, external brokers, and corporate access meetings. FactSet’s Research Management Solutions are designed to bring the user a clear view of the entire research spectrum and provides a direct path from receiving internal and external research to finding actionable ideas to producing measurable results.

For FactSet’s sell-side clients, FactSet released new or expanded versions of the FactSet Private Equity, FactSet People, and FactSet Corporate New Issue databases in fiscal 2008.

Data Centers

FactSet’s business is dependent on its ability to process rapidly and efficiently substantial volumes of data and transactions on its computer-based networks and systems. During the second quarter of fiscal 2008, the Company completed its upgrade from Hewlett Packard (“HP”) Alpha mainframe machines to HP Integrity mainframe machines. The Company currently deploys 17 HP Integrity mainframe machines in each of its data centers. The HP Integrity mainframe machines improve overall data and transaction processing performance by 20%, increased the number of available users per machine (capacity) by 20%, reduced power consumption by a half and lowered ownership costs by at least 35% or $0.3 million per Integrity mainframe machine. In addition, each HP Integrity mainframe machine is 60% smaller than an Alpha mainframe machine thus reducing the Company’s required data center floor space. The Company upgraded every mainframe in a 12-month time period compared to the average lifespan of three years, thus incurred accelerated computer depreciation. In addition, significant internal engineering resources were temporarily reassigned to ensure timely completion of the transition. The Company has also established a vast private wide area network to provide clients access to the Company’s data centers.

FactSet’s wide area network provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframes.

Company Demographics

The number of employees of FactSet and its subsidiaries totaled 2,035 as of October 20, 2008. Employee count at August 31, 2008 was 1,934, up 17% from a year ago. The Company’s sales force grew at approximately the rate of revenues during fiscal 2008. Approximately 40% of the Company’s employees conduct sales and consulting services, another 30% are involved in product development, software and systems engineering and the remaining 30% of employees are involved with content collection or provide administrative support.

FactSet invests heavily in employee training. Upon starting at FactSet, nearly all employees go through a five-week training program. During those first few weeks, employees are given presentations by senior employees to learn the details of FactSet’s products and unique culture.

Investor Relations

FactSet was founded in Delaware in 1978, and its headquarters are in Norwalk, Connecticut. The mailing address of the Company’s headquarters is 601 Merritt 7, Norwalk, Connecticut 06851, and its telephone number at that location is (203) 810-1000. The Company’s website address is www.factset.com.

Through a link on the Investor Relations section of its website, the Company makes available the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”): the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge. In addition, the Company’s Code of Ethical Conduct for Financial Managers and Code of Business Conduct and Ethics are posted in the Investor Relations section of the Company’s website and the same information is available in print to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the Securities and Exchange Commission will be posted on the Company’s website. The charters of each of the committees of the Company’s Board of Directors are available on the Investor Relations section of the Company’s website and the same information is available in print free of charge to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. The Company’s Chief Executive Officer timely submitted his certification on January 15, 2008, to the New York Stock Exchange (“NYSE”) that he was not aware of any violation by the Company of any NYSE corporate governance listing standards as of that date.

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	14
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-32
Quantitative and Qualitative Disclosures about Market Risk	33
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	41
Note 15 to Consolidated Financial Statements entitled Segment Information	61-62

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

A global market crisis and related economic recession may affect FactSet’s revenues and liquidity

Since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) have experienced declines greater than 25% coupled with increased levels of volatility. Since January 1, 2008 this decline has been greater than 35%. A prolonged decline in equity indices of developed markets could impact the size and buying power of many of FactSet’s clients.

FactSet derives 79% of its revenues from investment management clients. The prosperity of these clients is tied to equity assets under management (“AUM”). An equity market decline not only depresses AUM but can cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation resulting in certain investment management clients to cancel products.

While increased use of FactSet services among hedge funds is not a significant driver of FactSet’s recent revenue growth, FactSet does have more hedge fund clients today than three years ago. The recent steep decline in the equity markets could increase the normal rate of hedge fund closures and increase asset redemption rates in the near term. Many hedge funds rely on performance fees and utilize leverage. The cost of capital (leverage) has spiked as evidenced by the LIBOR rates doubling since September 2008. In addition, the rate of closure related to small hedge funds may increase if they were relying on performance fees to cover operating costs

FactSet’s sell-side clients account for 21% of its revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 has deepened and continues to plague many of the Company’s large banking clients due to the amount of leverage deployed in past operations. Clients such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia recently were purchased by other firms as their viability as a stand-alone entities came under question. More FactSet clients could encounter similar problems. The recent lack of confidence in the global banking system has frozen credits markets and caused declines in merger and acquisitions funded by debt. It is unknown how long credit markets will remain dysfunctional.

FactSet services equity research and M&A departments. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a large percentage of the overall revenues of FactSet clients. Regardless, the size of banks in general is shrinking as they delever their balance sheets and adjust their expense base to future revenue opportunities. FactSet revenues may decline if banks including those involved in recent merger activity significantly reduce headcount in the areas of corporate M&A and equity research to compensate for the problems created by other departments that over extended the available capital of banks.

Historically, the correlation between the results of FactSet’s operations and the performance of the global equity markets has not been one to one. Regardless of the market cycle, FactSet has consistently grown revenues, including every quarter sequentially for the past 20 years (including the last 12 years as a public company). Today, FactSet’s market opportunity is 15 times its current size even if the global equity markets which it services shrinks by 15%. Difficult market conditions may increase the value of FactSet’s ability to consolidate services, including deploying Marquee, and may help advance the sales of proprietary content when FactSet is the low cost provider.

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

FactSet must ensure the protection and privacy of client data

Many of FactSet’s products and services, as well as its internal systems and processes, involve the storage and transmission of proprietary information and sensitive or confidential data, including client portfolios. FactSet relies on a complex network of internal controls to protect the privacy of client data. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if FactSet experiences difficulties in their implementation, misappropriation of client data by an employee or an external third party could occur, which could damage the Company’s reputation and ultimately its business. Breaches of the Company’s security measures could expose FactSet, its customers or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for the Company, as well as the loss of existing or potential customers and damage to the company’s brand and reputation.

A prolonged or recurring outage at one of FactSet’s data centers could result in reduced service and the loss of clients

FactSet’s clients rely on the Company for the delivery of time-sensitive, up-to-date data. FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, internet failures, computer viruses and other events beyond the Company’s reasonable control. FactSet maintains back-up facilities for each of its major data centers to seek to minimize the risk that any such event will disrupt operations. In addition, FactSet maintains insurance for some such events. However, the insurance FactSet carries is likely not to be sufficient to compensate the Company fully for losses or damages that may occur as a result of such material events. In addition, a loss of the Company’s services may induce its clients to seek alternative data suppliers. Any such losses or damages incurred by FactSet could have a material adverse effect on its business. Although the Company seeks to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

FactSet’s ability to integrate and market FactSet Fundamentals as a high quality asset and win new clients

FactSet Fundamentals is projected to be dilutive to earnings per share in fiscal 2009 and accretive in fiscal 2010. In order to ensure accuracy of these estimates, FactSet must build on a collection operation offshore to populate the FactSet Fundamentals database. This complex process involves hiring, training and retaining approximately 500 employees and successfully deploying collection software and processes purchased from Thomson Reuters. In addition, FactSet must be able to market and sell FactSet Fundamentals to new and existing clients.

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

The negotiation of contract terms supporting new and existing databases or products

As a leading provider of global financial and economic information, FactSet relies on its ability to combine more than 500 data sets into its own dedicated online service. FactSet’s business employs a wide variety of data from a substantial number of data suppliers around the world. Certain of the Company’s products rely on single or limited number of suppliers, although FactSet makes every effort to assure that alternative sources are available if the need arises. The failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

Exposure to fluctuations in currency exchange rates that could negatively impact FactSet’s financial results and cash flows

Because approximately 34% of FactSet’s employees and over 25% of its leased office space are located outside the U.S., the Company faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on its financial results and cash flows. Historically, the Company’s primary exposures have related to non-dollar denominated sales and expenses in Europe and Japan. This exposure has increased during fiscal 2008 as compared to the year ago period primarily because the percentage of FactSet revenues invoiced and paid in non-U.S. dollars has decreased due to the conversion of historical JCF Euro-based paying clients to U.S. dollar-based clients. A decrease in the value of the dollar, increases operating expenses. From time to time, FactSet enters into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations. FactSet’s attempt to hedge against these risks may not be successful, resulting in an adverse impact on the Company’s results of operations.

Increased competition in FactSet’s industry that may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products. Its competitors range in size from multi-billion dollar companies to small, single-product businesses that are highly specialized. While the Company believes the breadth of its businesses and product portfolio offers benefits to its clients that are a competitive advantage, its competitors that are focused on a narrower product line may be more effective in devoting technical, marketing, and financial resources to compete with FactSet. In addition, barriers to entry to create a single purpose product are generally low. The internet as a distribution channel and non-commercial software model described above has reduced barriers to entry even further. These competitive pressures may result in decreased sales volumes, price reductions, and increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income. Weak economic conditions also can result in clients’ seeking to utilize lower-cost information that is available from alternative sources.

FactSet’s ability to achieve its historical levels of profitability and growth rates for revenues, earnings per share and cash flows

FactSet has established revenues, earnings per share and cash flow growth targets for fiscal 2009. Its growth is dependent upon successfully executing its strategy. The Company’s initiatives and investments may not be sufficient to achieve and maintain such growth targets. A failure to reach and maintain its desired revenue growth or its earnings per share growth targets could have a material adverse affect on the market value of its common stock.

Third parties may claim FactSet infringes upon their intellectual property rights

FactSet may receive notice from others claiming that the Company has infringed upon their intellectual property rights. Responding to these claims may require the Company to enter into royalty and licensing agreements on less favorable terms, require FactSet to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with the Company’s clients including contractual provisions under various license arrangements. If FactSet is required to enter into such agreements or take such actions, its operating margins may decline as a result. FactSet has made and expects to continue making significant expenditures to acquire the use of technology and intellectual property rights as part of its strategy to manage this risk.

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

Internal controls may be ineffective

Effective internal controls are necessary to provide reasonable assurance with respect to its financial reports and to effectively prevent fraud. Pursuant to the Sarbanes-Oxley Act of 2002, FactSet is required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if FactSet experiences difficulties in its implementation, its business and operating results could be harmed, FactSet could fail to meet its reporting obligations, and there could be a material adverse effect on its stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On September 12, 2008, FactSet received a comment letter from the staff of the SEC (the “Staff”) in response to the Company’s confidential treatment request relating to the purchase agreement for Thomson Fundamentals submitted on July 11, 2008. The Company submitted a response to the Staff on September 25, 2008. On October 22, 2008, FactSet received a second letter from the Staff, seeking additional clarification concerning its responses. The Company is in the process of responding and resolving the Staff comments mentioned in this second letter. The ultimate resolution of these comments will not effect FactSet’s financial position and results of operations, but will require the Company to file an amendment to its Form 10-Q for the fiscal quarter ended May 31, 2008 to disclose some formerly redacted details of the transaction.

ITEM 2. PROPERTIES

At August 31, 2008, the Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Amsterdam; Frankfurt; Milan; Hyderabad, India; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its facilities are adequate for its current needs and that additional facilities are available for lease to meet any future needs.

During fiscal 2008, the Company entered into new lease agreements in the ordinary course of business to support operations in Boston, Massachusetts, the Netherlands, Tokyo, Japan and Hyderabad, India. The new office space expanded existing locations by 78,000 square feet and increased total office space by 18%. The additional office space is necessary to support the Company’s employee base that grew at 17% over the last twelve months. The new space in Hyderabad, India will accommodate approximately 500 professionals to support FactSet Fundamentals.

At August 31, 2008, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2009	$17,972
2010	20,080
2011	19,599
2012	17,767
2013	17,474
Thereafter	73,804

Total	$166,696

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, the Company does not expect that the ultimate costs to resolve these matters will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The Company is not a party to any material pending legal proceedings as of August 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

FactSet common stock trades on the New York Stock Exchange under the symbol “FDS”. The following table sets forth the range of high and low per share sales prices as reported for each fiscal period indicated and reflects all stock splits effected for the Company’s common stock as reported by the New York Stock Exchange:

	FIRST	SECOND	THIRD	FOURTH
2008
High	$73.99	$66.88	$65.20	$67.96
Low	$55.92	$50.00	$43.04	$52.75

2007
High	$53.79	$63.60	$68.13	$70.86
Low	$43.15	$52.49	$58.84	$50.86

(b)	Holders

As of October 20, 2008, there were approximately 10,969 stockholders of record and the closing price of FactSet’s common stock was $42.23 per share as reported by the New York Stock Exchange.

(c)	Dividends

On May 8, 2008, the Company’s Board of Directors approved a 50% increase in the regular quarterly dividend from $0.12 per share to $0.18 per share, or $0.72 per share per annum, beginning with the Company’s dividend payment in June 2008. The cash dividend of $8.6 million was paid on June 17, 2008, to common stockholders of record on May 29, 2008. On August 13, 2008, the Company announced a regular quarterly dividend of $0.18 per share. The cash dividend was paid on September 16, 2008, to common stockholders of record on August 29, 2008. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company.

(d)	Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands) (1)
June 2008	—	—	—	$117,091
July 2008	—	—	—	$117,091
August 2008	189,700	$63.99	189,700	$104,952

	189,700	$63.99	189,700	$104,952
(1)	On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. The table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

(e)	Five-year financial performance graph: 2004-2008

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Stock Index and the NASDAQ Composite Index on August 31, 2003, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2008.

	For the Years Ended August 31,
	2008	2007	2006	2005	2004	2003
FactSet Research Systems Inc.	$194	$185	$136	$108	$92	$100
S&P 500	$127	$146	$129	$121	$110	$100
NASDAQ Composite Index	$131	$143	$121	$119	$102	$100

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

In thousands, except per share data

Years Ended August 31,	2008		2007		2006		2005		2004
Revenues	$575,519		$475,801		$387,350		$312,644		$251,910
Income from operations	183,887	(1)	155,091	(3)	121,288	(5)	109,021		87,603	(8)
Income before income taxes	189,047	(1)	162,876	(3)	126,032	(5)	110,163		89,375	(8)
Net income	125,017	(2)	109,567	(4)	82,916	(6)	71,765	(7)	58,017	(9)
Diluted earnings per common share	$2.50	(2)	$2.14	(4)	$1.64	(6)	$1.43	(7)	$1.15	(9)
Weighted average common shares (diluted)	50,080		51,284		50,592		50,160		50,616
Cash dividends declared per common share	$0.60		$0.36		$0.22		$0.20		$0.17
Total assets	587,274		523,750		457,228		347,529		229,927
Total stockholders’ equity	$465,471		$409,311		$358,688		$268,108		$164,546

(1)

Total pre-tax stock-based compensation was $13.7 million in fiscal 2008 that includes a pre-tax charge of $2.4 million related to an increase in the number of performance-based stock options that vested in August 2008. In addition, fiscal 2008 includes $1.1 million of expenses related to the acquisition of Thomson Fundamentals.

(2)	Includes $9.7 million (after-tax) of stock-based compensation.

(3)	Includes pre-tax stock-based compensation of $9.1 million.

(4)

Includes $6.5 million (after-tax) of stock-based compensation and income tax benefits of $4.1 million primarily from the reenactment of the U.S. Federal R&D tax credit in December 2006 , a Section 199 tax deduction, and a benefit from the repatriation of foreign earnings to the U.S.

(5)

Includes $8.4 million of stock-based compensation and $2.7 million of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London.

(6)

Includes $6.0 million (after-tax) of stock-based compensation, $1.9 million (after-tax) of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London, a gain of $0.9 million (after-tax) from the sale of Company-owned real estate during the first quarter of fiscal 2006 and an income tax benefit of $2.9 million primarily from the closure of previously filed tax returns.

(7)	Includes an income tax benefit of $1.9 million from the closure of previously filed tax returns and changes in estimates.

(8)	Includes a corporate headquarters relocation charge of $0.8 million.

(9)

Includes a corporate headquarters relocation charge of $0.5 million (after-tax) and an income tax benefit of $1.5 million from the closure of previously filed tax returns and additional federal and state tax planning.

Supplementary Quarterly Financial Data (unaudited)

Quarterly results of operations and diluted earnings per common share for fiscal 2008 and 2007 are as follows (in thousands, except per share data):

2008	First	Second	Third	Fourth
Revenues	$134,175	$140,238	$147,399	$153,707
Cost of services	44,943	47,478	48,134	50,684
Selling, general and administrative	46,735	49,520	51,346	52,792
Income from operations	42,497	43,240	47,919	50,231
Net income	29,399	29,492	32,542	33,584
Diluted earnings per common share	$0.58	$0.59	$0.65	$0.67
Weighted average common shares (diluted)	50,610	50,023	49,821	50,341

2007	First	Second	Third	Fourth
Revenues	$108,881	$116,313	$121,075	$129,532
Cost of services	34,941	36,730	39,429	41,697
Selling, general and administrative	38,519	41,798	42,429	45,167
Income from operations	35,421	37,785	39,217	42,668
Net income	23,795	26,481	28,575	30,716
Diluted earnings per common share	$0.47	$0.52	$0.56	$0.60
Weighted average common shares (diluted)	51,079	51,314	51,384	51,076

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

-	Executive Overview

-	Results of Operations

-	Liquidity

-	Capital Resources

-	Off-Balance Sheet Arrangements

-	Contractual Obligations

-	Share Repurchases and Dividends

-	Critical Accounting Estimates

-	New Accounting Pronouncements

-	Forward-Looking Factors

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

We combine more than 500 data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate 79% of our revenue from our investment management clients, while the remaining revenue is primarily derived from investment banking clients.

Highlights in support of our strategic objectives in 2008 include:

Products

-	Released FactSet Fundamentals in August 2008, a preeminent global financial database with coverage of over 43,000 companies and history back to 1980.

-	Expanded product offerings and achieved record levels of usage from our clients.

-

Introduced Marquee 3.2, the latest version of our real-time news and quotes application. Marquee has created enormous potential for us and has seen very high levels of acceptance for both the buy and sell-side. Client usage of Marquee worldwide increased more than 45% during fiscal 2008.

-

Released other key products such as FactSet Wireless 2.0 for wireless devices and FactSet Calendar, an application that displays events affecting financial professionals, including corporate earnings release, event transcripts and macro-economic data releases.

-	Significant investment and enhancement to our Portfolio Analytics suite of products, particularly in the areas of fixed income portfolio analysis and risk.

-

Portfolio Analysis and our suite of quantitative applications continue to make us a market leader for our investment management clients. PA 2.0 was deployed by 637 clients and 5,730 users as of August 31, 2008, a user increase of 22% over the prior year.

-	IBCentral, our application for bankers, and our proprietary content offerings have allowed us to continue our success on the sell-side.

Quality Improvements

-

Over the past several years we have made the transition from having an almost exclusive focus on financial analytics into two new areas of opportunity: real-time financial information and proprietary content. We added these two new core competencies, while continuing to be a market leader in our traditional financial analytics space

-

Continued to focus on our content strategy, which began in 2001 with the acquisition of LionShares and continued in fiscal 2008 with the acquisition of Thomson Fundamentals. Our sales teams can now present a product offering powered completely by FactSet content.

Employee Growth

-	We employed 1,934 professionals at August 31, 2008, an increase of 17% over the past twelve months.

-

Approximately 40% of our employees conduct sales and consulting services, another 30% are involved in product development, software and systems engineering and the remaining 30% of employees are involved with content collection or provide administrative support.

-	FactSet was recognized on Fortunes’ “100 Best Companies to Work for” list and named by Business Week as one of the “Best Places to Launch a Career.”

Acquisitions

-	Continue to successfully integrate recent acquisitions including the Thomson Fundamentals and DealMaven businesses, both of which have extended our reach in the financial services industry.

U.S. Operations

-	Increased U.S. revenues 19% to $398.3 million in fiscal 2008.

-	Revenues from U.S. operations accounted for 69% and 70% of our consolidated revenues for fiscal 2008 and 2007.

-

Expanded current office spaces in four different locations throughout the U.S., including a new office in Austin, Texas as well as a new lease in Boston, Massachusetts which will allow us to consolidate the Boston office locations into one during the second half of fiscal 2009.

-	Employees within the U.S. grew 13% during fiscal 2008 and represented 66% of all employees at August 31, 2008.

International Operations

-	Increased international revenues 26% to $177.2 million in fiscal 2008. Excluding the impact of foreign currency, international revenue growth was 24% year over year.

-	Revenues from international operations accounted for 31% and 30% of our consolidated revenues for fiscal 2008 and 2007.

-

Entered into new lease agreements to support operations in the Netherlands, Tokyo, Japan and Hyderabad, India. The new office space expanded existing international locations by 60,000 square feet. The new space in Hyderabad, India will accommodate approximately 500 professionals to support FactSet Fundamentals.

-	Employees overseas grew 25% during fiscal 2008 and represented 34% of all employees at August 31, 2008.

Significant Capital Expenditures

-

$24.3 million or 70% of capital expenditures in fiscal 2008 was for computer equipment, including the purchase of Hewlett Packard Integrity mainframes to increase the processing speed of our data centers. The additional purchases in fiscal 2008 completed our transition to Hewlett Packard Integrity mainframes in both of our data centers well ahead of schedule.

-	$11.5 million or 30% of capital expenditures in fiscal 2008 was for the build-out of new space in our Paris, Amsterdam, and Chicago and Norwalk office locations.

Achieved Records in Several Key Metrics

-	Revenues grew 21% to $575.5 million.

-	Diluted earnings per share rose 17% to $2.50.

-	Excluding the acquisition of Thomson Fundamentals, free cash flow for fiscal 2008 was $116 million.

-	Annual subscription value (“ASV”) was $615 million as of August 31, 2008, up 19% from a year ago.

-	Client count increased to 2,085.

-	The number of FactSet users advanced 15% to 40,100.

-	FactSet was added to the Standard & Poor’s Midcap 400 Index.

Returning Value to Shareholders

-	Expanded our existing share repurchase program by an additional $125 million in January 2008.

-	Increased our quarterly dividend 50% from $0.12 to $0.18 per share in May 2008.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

(in thousands, except per share data) Years Ended August 31,	2008	2007	Change	2007	2006	Change
Revenues	$575,519	$475,801	21.0%	$475,801	$387,350	22.8%
Cost of services	191,239	152,797	25.2%	152,797	121,352	25.9%
Selling, general and administrative	200,393	167,913	19.3%	167,913	144,710	16.0%
Income from operations	183,887	155,091	18.6%	155,091	121,288	27.9%
Net income	125,017	109,567	14.1%	109,567	82,916	32.1%
Diluted earnings per common share	$2.50	$2.14	16.8%	$2.14	$1.64	30.5%
Diluted weighted average common shares	50,080	51,284		51,284	50,592

Revenues

Revenues—Revenues in fiscal 2008 increased 21% to $575.5 million from $475.8 million in fiscal 2007. Excluding the $2.9 million increase in revenues attributable to the impact of foreign currency and $2.1 million from acquisitions owned less than one year, revenue growth was 20% year over year. The sale of additional services to existing investment management professionals was the primary catalyst of our revenue growth. Our investment management client base continues to experience strong growth across all geographies and represents approximately 79% of our total ASV as of August 31, 2008. The deepening engagement of existing FactSet users in our investment management business and the ability to consolidate multiple services into one through the FactSet platform resulted in revenue growth of 19% in our U.S. business and 24% in our international business when holding currencies constant in fiscal 2008. We continued to deliver world-class service to a global blue chip client base while developing products that are highly integrated into our clients’ workflow in fiscal 2008. Marquee, our suite of Portfolio Analysis services, IBCentral and our risk and quantitative services continued to expand across all geographies. The ability for our end users to access more than 85 premium third-party content providers and integrate their own data for use in FactSet applications continues to be a reason for our expanding number of users. We continue to appeal to larger institutions because of our ability to service many different users groups and our ability to deliver intensive computing power and analytics to end users. Incremental content for non-U.S. investors helped increase demand for our services outside the U.S.

Our Portfolio Analytics suite of applications continued to be a source of growth during fiscal 2008. Clients have been receptive to this suite, which is comprehensive and includes eight applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 637 clients consisting of 5,730 users subscribed to the PA 2.0 application as of August 31, 2008, a user increase of 22% over the prior year.

Revenues in fiscal 2007 increased 23% to $475.8 million from $387.4 million in fiscal 2006. Excluding the $2.9 million increase in revenues attributable to the impact of foreign currency and $1.7 million from the acquisition of Global Filings, revenue growth was 21% year over year. Signing on new clients and users kept the revenue growth rate of our U.S. business at 21% and our international business at 28% and 22% when holding currencies constant during fiscal 2007. Performance was driven by adding more users and selling existing clients additional applications and content. The broad-based growth enhanced users’ engagement with our products and caused clients, users and subscriptions to increase in fiscal 2007. Our clients continue to license our advanced applications such as Portfolio Analytics and Marquee. Revenue growth in fiscal 2007 is indicative of solid sequential quarterly growth in new subscriptions, users and clients and balanced growth from each major geographic region and buy and sell-side clients. New application features, incremental content, responsive client service and price increase contributed to our revenue growth. Our ability to consolidate multiple services into one through the FactSet platform has enabled our clients to recognize efficiencies in many instances.

Revenues by Geographic Region

(in thousands) Years ended August 31,	2008	2007	2006
U.S.	$398,317	$335,304	$277,181
% of revenues	69.2%	70.5%	71.6%
Europe	$141,062	$114,335	$90,151
Asia Pacific	36,140	26,162	20,018

International	$177,202	$140,497	$110,169
% of revenues	30.8%	29.5%	28.4%
Consolidated	$575,519	$475,801	$387,350

Revenues from the U.S. business increased 19% to $398.3 million in fiscal 2008 compared to $335.3 million in the same period a year ago. Excluding the $2.1 million of revenues from acquisitions owned less than one year, revenue growth was 18% year over year. Revenues from the U.S. business increased 21% to $335.3 million in fiscal 2007 compared to $277.2 million in fiscal 2006.

International revenues in fiscal 2008 were $177.2 million, an increase of 26% from $140.5 million in the prior year period. Excluding the $2.9 million increase in revenues attributable to the impact of foreign currency, international revenue growth was 24% year over year. European revenues advanced 23% to $141.1 million, largely related to deployment of our portfolio analysis, risk and quantitative applications and a broader selection of global content. Asia Pacific revenues grew to $36.1 million, up 38% from the same period a year ago. Revenues from international operations accounted for 31% of our consolidated revenues for fiscal 2008 and 30% in fiscal 2007. Our growth rates in Europe and Asia Pacific reflect the macroeconomic environment in fiscal 2008 and a reallocation of sell-side investment professional to major non-U.S. money centers, especially in Asia. International revenues increased 28% in fiscal 2007, up from $110.2 million in the prior year period. Excluding $1.7 million from acquisitions owned less than one year and $2.9 million of revenues attributable to the impact of foreign currency, international revenue growth was 23% year over year. European revenues advanced 27% to $114.3 million and Asia Pacific revenues grew to $26.2 million, up 31% from the same period a year ago.

Annual Subscription Value—ASV at a given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At August 31, 2008, ASV was $615 million, up $98 million or 19% from the prior year total of $517 million. Excluding currency and ASV acquired from the acquisitions of DealMaven and Thomson Fundamentals, ASV increased $93 million over the last twelve months, up 18%. The $93 million increase in ASV over the last twelve months includes a reduction of $2.6 million from the collapse of Bear Stearns. ASV from overseas operations increased from $157 million at August 31, 2007 to $195 million at August 31, 2008, representing 32% of the company-wide total. ASV growth in fiscal 2008 was generated from strong performances in our global investment management client base and demonstrates our ability to deepen the engagement of existing FactSet users. Demand for Portfolio Analytics and Marquee continue at a healthy rate. Users of the PA 2.0 application grew 22% over the last 12 months. Marquee usage is up 45% year over year. Success with these applications partially offset the reduction of our ASV growth rate due to a difficult operating environment for investment banks since September 2007. The performance of portfolio analytics and our ability to license our proprietary content, including FactSet Estimates, enhanced our ASV growth. At August 31, 2008, the average ASV per client was $295,000, up from $265,000 at August 31, 2007 and $237,000 at August 31, 2006.

ASV at the end of fiscal 2007 was up $94 million or 22% from the prior year total of $423 million due to net addition of new clients, incremental subscriptions to our services by existing clients and increased users. The growth in fiscal 2007 demonstrates our ability to deploy solutions to service the global needs of large institutions. The performance of portfolio analytics and our ability to license our proprietary content, including events and transcripts, deal data and ownership data, enhanced our ASV growth. On a constant currency basis, subscriptions increased $93 million in fiscal 2007, up 22% over the prior year.

Users and Clients—At August 31, 2008, professionals using FactSet increased to 40,100, up 5,100 users from the beginning of the year. Client count was 2,085 as of August 31, 2008, a net increase of 132 clients during fiscal 2008. The combination of advanced FactSet applications including Marquee with a vast array of data supported by FactSet client service contributed to our user growth in fiscal 2008. In addition, over the past 12 months, the investment banking user base has grown 16%. While the overall franchise value of large investment banks have declined significantly in fiscal 2008, our user count has grown and signals that the business groups (M&A bankers and equity research professionals) utilizing FactSet is not where the problems lie for our sell-side clients.

At August 31, 2007, client count was 1,953, a net increase of 168 clients or 9% over the prior 12 months. The ability to consolidate multiple services into one through the FactSet platform has been a compelling opportunity for firms to recognize efficiencies. There were 35,000 users as of August 31, 2007, up 17.4% from 29,800 at the end of fiscal 2006. Advanced applications such as Marquee and IBCentral contributed to the increase in the number of FactSet users.

Our client retention remained at a rate in excess of 95% during each of the past three fiscal years, confirming breadth and depth of a product suite that is deployed to a high quality, institutional client base. No individual client accounted for more than 3% of total ASV as of August 31, 2008. ASV from the ten largest clients was 17% of total client subscriptions as of August 31, 2008.

Operating Expenses

(in thousands) Years Ended August 31,	2008	2007	2006
Cost of services	$191,239	$152,797	$121,352
Selling, general and administrative	200,393	167,913	144,710

Total operating expenses	$391,632	$320,710	$266,062
Operating Margin	32.0%	32.6%	31.3%

Cost of Services

Cost of services advanced 25% to $191.2 million in fiscal 2008 from $152.8 million in fiscal 2007. Cost of services increased 26% in fiscal 2007 from $121.4 million in fiscal 2006. Cost of services expressed as a percentage of revenues increased 110 basis points to 33.2% during fiscal 2008 from 32.1% a year ago. The increase was driven by higher employee compensation and additional data costs partially offset by lower amortization of intangible assets and computer maintenance. The main drivers of the 2007 growth of 80 basis points were increases in employee compensation and data costs partially offset by lower amortization of intangible assets.

Employee compensation and benefits for our software engineering and consulting departments increased 1.6% as a percentage of revenues during fiscal 2008 compared to the same period a year ago. Employee additions as well as normal merit increases primarily accounted for the rise in employee compensation. Employee count as of August 31, 2008 was 1,934, up 17% over the prior year. Data costs, as a percentage of revenues, rose by 0.7% in fiscal 2008 as compared to the same period a year ago. The increase was driven by variable payments to data vendors from additional content subscriptions and higher levels of proprietary data content collection.

A reduction in computer maintenance and amortization of intangible assets partially offset the overall increase to cost of services in fiscal 2008. Computer maintenance as a percentage of revenues decreased 0.5% in fiscal 2008 compared to the same period a year ago. The decrease in computer maintenance is a result of replacing the older existing Hewlett Packard Alpha mainframe machines with new Hewlett Packard Integrity mainframe machines in fiscal 2008. Intangible asset amortization expense as a percentage of revenues declined 0.3% in fiscal 2008 compared to the same period in fiscal 2007 due to the full amortization of certain intangible assets from previous acquisitions compared to previous years.

Employee compensation and benefits advanced 0.6% as a percentage of revenues during fiscal 2007. New employees as well as normal merit increases primarily accounted for the rise in employee compensation. Additionally, the increase in data costs in 2007 compared to 2006 of 0.6% as a percentage of revenues was from incremental royalty payments to data suppliers and expanding our coverage of proprietary content.

A decrease in the amortization of intangible assets partially offset these component increases of cost of services in fiscal 2007. Amortization expense as a percentage of revenues declined 0.5% during fiscal 2007 compared to fiscal 2006 due to a decline in acquisition activity compared to previous years and intangible assets became fully amortized.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses advanced 19% to $200.4 million in fiscal 2008 from $167.9 million in fiscal 2007. SG&A rose 16% in 2007 from $144.7 million during fiscal 2006. However, SG&A expenses expressed as a percentage of revenues declined to 34.8% in fiscal 2008 compared to 35.3% a year ago. The decrease of 50 basis points in SG&A as a percentage of revenues was driven by lower employee compensation costs and occupancy expense partially offset by an increase in stock-based compensation. SG&A expenses as a percentage of revenues decreased 210 basis points in fiscal 2007 compared to the same period a year ago due to lower compensation costs and a reduction in occupancy and miscellaneous expenses.

Employee compensation and benefits as a percentage of revenues decreased 0.5% in fiscal 2008 compared to the year ago period due to the ability to leverage SG&A staff through our enhanced internal information systems which allowed us to keep our SG&A headcount growth consistent with last year while growing our revenue base. Occupancy costs, including rent and depreciation of furniture and fixtures, as a percentage of revenues decreased 0.3% during fiscal 2008 as compared to the same period a year ago. Lower occupancy costs were the result of leveraging our existing space and is temporary based on the timing of acquiring new space to support a growing employee base.

Partially offsetting the overall decrease to SG&A as a percentage of revenues was an increase in stock-based compensation to reflect the $1.8 million incremental charge to SG&A from performance-based stock options. During the second quarter of fiscal 2008, we estimated that it was probable we would achieve ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This reflected a higher performance level than previously estimated and accordingly increased the number of options that vest at the end of fiscal 2008 and the stock-based compensation to record.

In fiscal 2007, occupancy costs as a percentage of revenues decreased 0.9% as compared to the year ago period. In fiscal 2006, there was redundant office space during the time our European headquarters was under construction. Our new European headquarters located in London opened on June 19, 2006. Excluding the $2.7 million charge for redundant office space in fiscal 2006, occupancy costs were consistent with the year ago period as a percentage of revenues. Employee compensation and benefits as a percentage of revenues decreased 0.4% in fiscal 2007 compared to the year ago period was driven by keeping our SG&A headcount growth consistent with last year. Miscellaneous expenses as a percentage of revenues decreased by 0.5% during fiscal 2007 as compared to fiscal 2006 due to consolidating corporate expenditures through a purchasing card and prior year payments related to acquisition activity.

Income from Operations and Operating Margin

Operating income advanced 19% to $183.9 million in fiscal 2008 from $155.1 million in 2007. In fiscal 2007, operating income was up 28% from $121.3 million in fiscal 2006. Our operating margins in fiscal years 2008, 2007 and 2006 were 32.0%, 32.6% and 31.3%, respectively. The decrease in operating margin in fiscal 2008 resulted from increases in employee compensation and data costs partially offset by lower computer maintenance and amortization of intangible assets. However, excluding the pre-tax charge of $2.4 million related to performance-based stock option expense and FactSet Fundamentals which reduced operating income by $1.1 million, non-GAAP operating margin improved to 32.6% for fiscal 2008, consistent with the prior year. FactSet Fundamentals expenses in fiscal 2008 were primarily amortization of acquired intangible assets and the prepaid daily database updates. Operating margin expansion in fiscal 2007 resulted from lower occupancy costs as a percentage of revenues, a reduction in amortization of intangible assets and lower miscellaneous fees partially offset by increases in employee compensation and data costs.

Other Income, Income Taxes, Net Income and Earnings per Share

(in thousands, except per share data) Years Ended August 31,	2008	2007	2006
Other income	$5,160	$7,785	$4,744
Provision for income taxes	$64,030	$53,309	$43,116
Net income	$125,017	$109,567	$82,916
Diluted earnings per common share	$2.50	$2.14	$1.64
Effective Tax Rate	33.9%	32.7%	34.2%

Other Income

Other income declined 66% to $5.2 million in fiscal 2008 as compared to the same period a year ago. The decline in other income was a result of the Federal Reserve lowering U.S. interest rates by 3.5% over the last twelve months and our reallocation of investments to U.S. treasuries and U.S. government agency securities. At no time during fiscal 2008 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

During fiscal 2007, other income grew $3.0 million or 64% as compared to fiscal 2006. The growth in other income was driven by higher cash and investment balances, rising interest rates and shifting available cash from short-term municipal securities to short-term money market instruments.

Income Taxes

For fiscal 2008, the provision for income taxes increased 20% to $64.0 million versus the prior year period. Our effective tax rate for fiscal 2008 was 33.9% compared to 32.7% for the prior year. Our effective tax rate for fiscal 2008 increased 120 basis points as compared to fiscal 2007 primarily from the expiration of the U.S. Federal R&D tax credit on December 31, 2007 which caused our effective tax rate to increase in fiscal 2008. The effective tax rate of 32.7% for fiscal 2007 was comprised of 34.6% from recurring operations and 1.9% of income tax benefits.

For fiscal 2007, the provision for income taxes increased 24% to $53.3 million versus the prior year period. Our effective tax rate for fiscal 2007 was 32.7% compared to 34.2% for the prior year. Our effective tax rate for fiscal 2007 declined 150 basis points as compared to fiscal 2006 due to $1.4 million of income tax benefits from the repatriation of foreign earnings to the U.S., $1.1 million of benefits from recognizing a tax deduction under Section 199, a benefit of $1.0 million from the reenactment of the U.S. Federal R&D tax credit in December 2007, retroactive to January 2007 and a $0.4 million tax credit in France partially offset by the inclusion of income tax benefits in fiscal 2006 from the conclusion of an audit of our U.S. federal income tax returns and final settlement of previously filed tax returns.

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

Excluding non-recurring tax benefits, our non-GAAP effective tax rates were as follows: 34.5% in fiscal 2008, 34.6% in fiscal 2007 and 36.5% in fiscal 2006.

Net Income and Earnings per Share

Net income rose 14% to $125.0 million and diluted earnings per common share increased 17% to $2.50 in fiscal 2008 compared to the year ago period. Fiscal 2007 net income rose 32% to $109.6 million and diluted earnings per share advanced 30% to $2.14 compared to fiscal 2006. Excluding the pre-tax charge of $2.4 million in fiscal 2008 related to an increase in the number of performance-based stock options that vested in August 2008 and the impact of FactSet Fundamentals which reduced operating income by $1.1 million in fiscal 2008, non-GAAP net income and non-GAAP diluted earnings per share advanced 17% and 20%, respectively, in fiscal 2008 as compared to the same period a year ago.

Use of non-GAAP Financial Measures

Financial measures in accordance with generally accepted accounting principles (“GAAP”) including revenues, operating expenses, operating margins, effective tax rates, net income and diluted earnings per share have been adjusted to report non-GAAP financial measures that exclude $1.9 million of tax benefits, a charge of $2.4 million related to an increase in the number of performance-based stock options that vested in August 2008 and the impact of acquiring Thomson Fundamentals in July 2008. We use these non-GAAP financial measures, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these financial measures and the information we provide are useful to investors because it permits investors to view our performance using the same tool that management uses to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance.

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

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 34% of our employees are located. To limit our financial exposure related to the effects of foreign exchange rate fluctuations, we may utilize derivatives (foreign currency contracts). We do not enter into derivative contracts for trading or speculative purposes.

We entered into foreign currency forward contracts to reduce the short-term effects of foreign currency fluctuations during fiscal 2008. At August 31, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 4.7 million Euros and 6.2 million British Pounds. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss on the forward contract is initially reported as a component of accumulated other comprehensive income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded).

As depicted in the chart below, our non-dollar denominated revenues to be recognized over the next twelve months are estimated to be $24 million while our non-dollar denominated expenses are $117 million, which translates into a net foreign currency exposure of $93 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$4,019	$43,762	$(39,743)
British Pound	8,708	65,299	(56,591)
Other	11,603	7,758	3,845

Total	$24,330	$116,819	$(92,489)

To reduce variability in operating expenses denominated in the Euro and British Pound, we entered into foreign currency forward contracts with maturities up to six months during fiscal 2008. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements. Primarily because our operations are in regions with stable currencies, the effect of foreign currency fluctuations has not been material to our consolidated financial statements.

A gain on derivatives of $0.3 million was recorded in our Consolidated Statement of Income for the twelve months ended August 31, 2008. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at August 31, 2008 was $0.2 million in other current liabilities and $0.2 million in accumulated other comprehensive income.

Acquisition of the Thomson Fundamentals Database and Related Assets

On July 24, 2008 we completed the acquisition of the Thomson Fundamentals business pursuant to the agreement reached with Thomson on April 22, 2008.

Fundamental data is historical financial information (i.e. income statement, balance sheet and cash flows) and related underlying data from the footnotes to the financial statements. The Thomson Fundamentals database is a preeminent global financial database with coverage of over 43,000 companies and history back to 1980 and has been available and distributed by FactSet since 1991.

The acquisition included $2.0 million of annual revenues transferred from Thomson to us, copies of the Thomson Fundamental database, source documents, collection software, documentation and collection training materials. Thomson Fundamentals will continue as a product on our platform. Excluding direct acquisition costs, we paid cash consideration of $58.6 million to Thomson that was funded from cash from operations.

We believe that the transaction was valuable to us for four primary reasons:

1.	The opportunity to buy a copy of a trusted premium, global fundamental database with history back to the 1980s was rare and unlikely to repeat itself in the foreseeable future.

2.	Fundamentals is one of three core data sets (along with security prices and estimates) that all major providers distribute. We now own all three core content sets, on a global basis.

3.	Fundamental data is used by all our clients and prospective clients and nearly every user in our addressable universe.

4.	We believe that the estimated market opportunity for fundamental data just among our existing client base is in excess of $100 million, representing a large new source of potential revenue growth for FactSet.

We also entered into a Transition Services Agreement (“TSA”) with Thomson. Under the TSA, Thomson provides services to FactSet for 18 months from the closing date, including daily updates to FactSet’s fundamental database. The daily updates are provided on the same schedule and with the same timeliness, content and quality as the updates we receive for Thomson Fundamentals. The TSA also outlines consulting and support services Thomson will provide to us in order to ensure a complete understanding of the structure, content and data collection processes required to deliver a production version of the database by the end of the transition period. The cost of the TSA is approximately $9 million, of which $8.25 million is consideration for the daily database updates and will be expensed ratably over the 18 month period.

We anticipate that this transaction will be dilutive to earnings per share (“EPS”) until the 18-month transition period concludes. The quarterly costs of transition services on a pre-tax basis should approximate $1.6 million or $6.5 million for the full 2009 fiscal year. These TSA costs are eliminated at the end of the 18-month transition period. The transaction is expected to be accretive to EPS in fiscal 2010.

In summary, we believe this transaction will extend our competitive advantage of providing clients choice of premium content sets over the FactSet system. FactSet has no plans to alter its redistribution of the vast fundamental data offerings available on the FactSet service including Thomson Fundamentals, Reuters Fundamentals and S&P Compustat®. FactSet Fundamentals expanded our selection for clients and is ready for sale today.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Years Ended August 31,	2008	2007	2006
Net cash provided by operating activities	$143,124	$155,908	$120,822
Prepaid fundamentals database updates (1)	8,250	—	—
Capital expenditures (2)	(35,780)	(39,251)	23,689

Free cash flow (3)	$115,594	$116,657	$97,133
Net cash used in investing activities	$(119,268)	$(39,993)	$(49,121)
Net cash used in financing activities	$(73,583)	$(74,206)	$(4,053)
Cash and cash equivalents	$117,986	$168,834	$126,549

(1)

Included in net cash used in operating activities during fiscal 2008. On July 24, 2008, we entered into the TSA with Thomson. Under the TSA, Thomson provides services for 18 months from July 24, 2008, including daily updates to our fundamentals database. The cost of the TSA is approximately $9 million, of which $8.25 million is consideration for the daily database updates expensed ratably over the 18-month period.

(2)	Included in net cash used in investing activities during each fiscal year reported above.

(3)

We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. Free cash flow is not intended as an alternative measure of cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles in the United States. We use this financial measure, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. Management believes that this financial measure and the information we provide are useful to investors because they permit investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $118.0 million or 20% of our total assets at August 31, 2008, compared with $168.8 million or 32% of our total assets at August 31, 2007. All our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $50.8 million since August 31, 2007 as a result of cash outflows of $77.9 million related to stock repurchases, $29.0 million from the payment of variable employee compensation, $75.9 million from the acquisitions of Thomson Fundamentals and DealMaven, dividends paid of $25.8 million and capital expenditures, net of landlord contributions of $34.8 million, partially offset from cash provided by operations of $143.1 million and $30.1million from the exercise of employee stock options.

We historically pay variable employee compensation related to the previous fiscal year in the first fiscal quarter. This cash outlay is anticipated to be approximately $32 million in the first quarter of fiscal 2009. We have included the payout in accrued compensation on our balance sheet at August 31, 2008.

During the last twelve months, free cash flow was $116 million. Drivers of free cash flow during fiscal 2008 were record levels of net income and a $29.8 million increase in non-cash expenses partially offset by $35.8 million in capital expenditures and a decrease in working capital of $3.4 million. The decrease in cash flows from working capital changes was primarily caused by an increase in accounts receivable. In each of the past two years, free cash flow has approximated net income.

Cash provided by operating activities during fiscal 2008 decreased $12.8 million or 8% since fiscal 2007 as a result of the prepayment of daily database updates to Thomson in the fourth quarter of fiscal 2008. On July 24, 2008, we entered into a TSA with Thomson whereby Thomson provides services for 18 months from July 24, 2008, including daily updates to our fundamentals database. The cost of the TSA is approximately $9 million, of which $8.25 million is consideration for the daily database updates expensed ratably over the 18-month period.

Net cash used in investing activities increased $79.3 million in fiscal 2008 as compared to fiscal 2007 due to the acquisitions of Thomson Fundamentals and DealMaven partially offset by a $3.5 million decrease in capital expenditures. There were no business acquisitions completed during fiscal 2007.

Net cash used in financing activities during fiscal 2008 was consistent with the same period a year ago.

Capital Resources

Capital Expenditures

Capital expenditures during fiscal 2008 totaled $35.8 million, a decrease of $3.5 million or 9% compared to fiscal 2007. Expenditures for computer equipment were $24.3 million and the remainder covered office space expansion. Significant capital expenditures included adding Hewlett Packard Integrity mainframe machines to our data centers and building out new office space in our Paris, Amsterdam, Chicago and Norwalk locations. As a result, our system capacity has been expanded by 20%. The cost per Integrity mainframe is 35% less than an Alpha mainframe and the power consumption has been reduced in half. The additional purchases in fiscal 2008 completed our transition to Hewlett Packard Integrity mainframes in both of our data centers well ahead of schedule.

Capital expenditures during fiscal 2007 totaled $39.3 million, up 65% from $23.7 million in the same period a year ago. Of the total capital expenditures, 50% related to office expansions and the remainder was for computer-related purchases. Significant capital expenditures included the build-out of new space in our London, Chicago, New York and Norwalk locations and the purchase of Hewlett Packard Integrity mainframes to increase the processing speed of our data centers.

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

In February 2008, we renewed both our 364-day revolving credit facility and our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $4.6 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2008. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of August 31, 2008, 2007 or 2006.

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

The following table summarizes our significant contractual obligations as of August 31, 2008, and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods.

	Payments due by period
(in thousands)	2009	2010-2011	2012-2013	2014 and thereafter	Total
Note payable	$—	$—	$—	$—	$—
Operating leases (1)	17,972	39,679	35,241	73,804	166,696
Purchase obligations (2)	46,388	710	—	—	47,098
Deferred rent and other non-current liabilities	20,150	—	—	—	20,150

Total by period	$84,510	$40,389	$35,241	$73,804	$233,944
Non-current taxes payable and deferred taxes (3)					9,027

Total contractual obligations					$242,971

(1)

At August 31, 2008, we leased office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Amsterdam; Frankfurt; Milan; Hyderabad, India; and Paris and Avon, France. The leases expire on various dates through March 2021. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.

(2)

Purchase obligations represent payment due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services.

(3)

Non-current income taxes payable of $3.9 million and non-current deferred tax liabilities of $5.1 million have been included only in the total column in the preceding table due to uncertainty regarding the timing of future payments. Non-current income taxes payable includes uncertain tax positions (see Note 14 to the Consolidated Financial Statements) partially offset by payments and certain other items.

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

StreamVPN Limited—On September 1, 2005, we acquired all the outstanding share capital of StreamVPN Limited (now known as FactSet Research Systems Limited, the “AlphaMetrics business”), for aggregate consideration of $26.4 million, including $2.6 million based on the level of working capital of the AlphaMetrics business as of September 1, 2005. Pursuant to a definitive agreement dated July 27, 2005, contingent consideration was to be payable if certain revenue targets were met during the twelve-month period ending October 31, 2006. However, based on actual revenues generated by the AlphaMetrics business during the twelve-month period ending October 31, 2006, no consideration is to be paid.

JCF Group of companies—In relation to the JCF transaction, up to €5,000,000 of contingent consideration would have been payable if certain ASV targets had been met during the period November 1, 2004 through May 1, 2007. The ASV targets were not attained and as such, no contingent consideration was due at May 1, 2007.

Share Repurchase Program

On January 25, 2008, our Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, we completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During fiscal 2008, we repurchased 1.3 million shares for $77 million under the program. At August 31, 2008, $105 million remains authorized for future share repurchases.

On March 19, 2007, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. At that time, $15 million remained authorized for repurchase under the June 20, 2005 repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During fiscal 2007, we repurchased 1.3 million shares for $79 million under the program. At August 31, 2007, $57 million remains authorized for future share repurchases.

On June 20, 2005, our Board of Directors authorized the repurchase of up to $50 million of our common stock. During fiscal 2006, we repurchased 320,900 shares for $14 million under the share repurchase program. At August 31, 2006, $36 million remained authorized for future share repurchases. In addition, 64,935 shares were repurchased during fiscal 2006 representing common stock owned by employees in the Employee Stock Ownership Plan.

Dividends

On May 8, 2008, our Board of Directors approved a 50% increase in the regular quarterly dividend from $0.12 per share to $0.18 per share, or $0.72 per share per annum, beginning with our dividend payment in June 2008. The cash dividend of $8.6 million was paid on June 17, 2008, to common stockholders of record on May 29, 2008. On August 13, 2008, a regular quarterly dividend of $0.18 per share was announced. The cash dividend was paid on September 16, 2008, to common stockholders of record on August 29, 2008. Cash dividends will be paid using existing and future cash generated by operations.

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

Receivable Reserves

Our client base has generally been of a high quality and, as such, we have not historically experienced a high level of credit-related write-offs. Aged client receivables are analyzed each month and our collection efforts are directed accordingly. We take historical receivable write-off experience, trends in aged accounts receivable and general market conditions into consideration to estimate our accounts receivable reserve. In accordance with this policy, our receivable reserve was $1.7 million and $1.4 million as of August 31, 2008 and 2007, respectively. Actual cancellations and billing adjustments could differ from those estimated amounts and could have an impact on the financial statements of higher or lower expense. A 10% change in actual cancellations and billing adjustments during fiscal 2008 and 2007 would have affected our receivable reserves by approximately $0.1 million in both years.

Valuation of Goodwill

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. We performed our annual goodwill impairment test during the fourth quarter of each of fiscal years 2008, 2007 and 2006 and determined that there had been no impairment. The carrying value of goodwill as of August 31, 2008, was $187.8 million.

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

Depreciable Lives of Property, Equipment and Leasehold Improvements

The net book value of our property, equipment and leasehold improvements at August 31, 2008 was $91.1 million, representing 16% of the Company’s consolidated total assets. Depreciation expense for the year ended August 31, 2008 was $22.9 million, or 6% of total operating expenses. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

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

Long-lived Assets

Long-lived assets, comprised of property, equipment, leasehold improvements and identifiable intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2008, was $149.4 million.

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

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the tax impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and Section 199 deductions. Our effective tax rate was 33.9%, 32.7%, and 34.2% in fiscal 2008, 2007, and 2006, respectively.

Effective at the beginning of the first quarter of 2008, we adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. As a result of the adoption of FIN 48, we reduced current taxes payable by $0.2 million and increased non-current deferred tax assets by $1.1 million. The adoption of FIN 48 was accounted for as a cumulative effect of a change in accounting principle and accordingly, increased retained earnings by $1.3 million. See Note 14 to the Consolidated Financial Statements for additional information.

As of August 31, 2008, we have gross unrecognized tax benefits totaling $3.9 million, including $0.9 of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. An audit by one tax authority is currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made.

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations thereof. Significant judgment is required to determine the recognition and measurement attribute prescribed in FIN 48. In addition, FIN 48 applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely affect our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

Accrued Compensation

In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued compensation. Approximately 20% of our employee incentive compensation programs are discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary bonus pools. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the discretionary annual bonus recorded within accrued compensation as of August 31, 2008, was $32.4 million.

Investment Impairments

The fair market value of our investment portfolio at August 31, 2008 was $25.0 million or 18% of the aggregated cash, cash equivalents and investment balance. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin.

We recognize an impairment charge when a decline in the fair value of our investments below the cost basis is judged to be other-than-temporary. We consider various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. Our ongoing consideration of these factors could result in additional impairment charges in the future, which could adversely affect our net income. There were no impairment charges on our investments during fiscal 2008, 2007, or 2006.

Stock-Based Compensation

We have an employee stock-based compensation plan, which includes share-based payment awards to employees, a non-employee director’s plan and an employee stock purchase plan. See Note 12 and Note 13 to our Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

The following table summarizes stock-based compensation expense under SFAS 123(R) for the twelve months ended August 31, 2008, 2007 and 2006 which was allocated as follows (in thousands):

	2008	2007	2006
Stock-based compensation	$13,651	$9,123	$8,391
Tax impact of stock-based compensation	(3,920)	(2,620)	(2,410)

Stock-based compensation, net of tax	$9,731	$6,503	$5,981

Net income, including stock-based compensation, net of tax	$125,017	$109,567	$82,916

Diluted earnings per common share, as reported	$2.50	$2.14	$1.64
Impact on diluted earnings per common share	$(0.19)	$(0.13)	$(0.12)

As stock-based compensation expense recognized in the Consolidated Statement of Income during fiscal 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience.

We determine the fair value of our stock option awards at the date of grant using a lattice-binomial model. We review our assumptions to determine the fair value of stock-based compensation awards. Option-pricing models require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price, expected dividend yield, future option forfeitures and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

Performance-based Stock Awards

Performance-based stock options require management to make assumptions regarding the likelihood of achieving our performance targets. The number of performance-based options that vest will be predicated on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years subsequent to the grant date. Dependent on the financial performance levels attained by us during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. There is no current guarantee however that such options will vest in whole or in part.

August 2006 Performance-based Option Grant Review

In August 2006, we granted 924,989 performance-based employee stock options. During the second quarter of fiscal 2008, we estimated that it was probable we would achieve organic ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This reflected a higher performance level than previously estimated and accordingly increased the number of options that was estimated to vest at the end of fiscal 2008. The change in estimate required us to record a pre-tax charge of $2.4 million in the second quarter of fiscal 2008 and results in stock-based compensation expense of $3.1 million to be recognized over the next three years as of August 31, 2008. We achieved organic ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008 and as such, 60% of the initial 924,989 performance-based employee stock options granted will vest and the remainder were recorded as forfeitures.

August 2007 Performance-based Option Grant Review

In August 2007, we granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. At August 31, 2008 we estimated that none of the performance-based stock options will vest. This results in zero unamortized stock-based compensation expense as of August 31, 2008. Our estimate considered the current environment in which many large banks are carefully managing expenses and the potential adverse impact on many of our clients from the dislocation in the global equity and credit markets. A change in the financial performance levels achieved by us could result in the following changes to our current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$2,142	$968	$135
60%	$6,426	$2,903	$405
100%	$10,710	$4,839	$675

(A) Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2008 Performance-based Option Grant Review

In August 2008, we granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At August 31, 2008, we estimated that 20% or 211,796 of the performance-based stock options will vest which results in stock-based compensation expense of $3.5 million to be recognized over the next sixty months as of August 31, 2008. A change in the actual financial performance levels achieved by us could result in the following changes to our current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(44)	$—
20%	$3,468	$—	$175
60%	$10,404	$132	$525
100%	$17,340	$220	$875

(A) Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P500 and NASDAQ Composite) have experienced declines greater than 25% coupled with increased levels of volatility. Since January 1, 2008 this decline has been greater than 35%. A prolonged decline in equity indices of developed markets could impact the size and buying power of many of our clients.

We derive 79% of our revenues from investment management clients. The prosperity of these clients is tied to equity assets under management (“AUM”). An equity market decline not only depresses AUM but can cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation resulting in certain investment management clients to cancel products to fund the purchase of new services.

While increased use of our services among hedge funds is not a significant driver of our recent revenue growth, we do have more hedge fund clients today than three years ago. The recent steep decline in the equity markets could increase the normal rate of hedge fund closures and increase asset redemption rates in the near term. Many hedge funds rely on performance fees and utilize leverage. The cost of capital (leverage) has spiked as evidenced by the LIBOR rates doubling since September 2008. In addition, the rate closure related to small hedge funds may increase if they were relying on performance fees to cover operating costs

Our sell-side clients account for 21% of our revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 has deepened and continues to plague many of the large banking clients due to the amount of leverage deployed in past operations. Clients such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia recently were purchased by other firms as their viability as stand-alone entities came under question. More of our clients could encounter similar problems. The recent lack of confidence in the global banking system has frozen credit markets and caused declines in merger and acquisitions funded by debt. It is unknown how long credit markets will remain dysfunctional.

We service equity research and M&A departments. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a large percentage of the overall revenues of our clients. Regardless, the size of banks in general is shrinking as they delever their balance sheets and adjust their expense base to future revenue opportunities. Our revenues may decline if banks including those involved in recent merger activity significantly reduce headcount in the areas of corporate M&A and equity research to compensate for the problems created by other departments that over extended the available capital of banks.

Historically, the correlation between the results of our operations and the performance of the global equity markets has not been one to one. Regardless of the market cycle, we have consistently grown revenues, including every quarter sequentially for the past 20 years (including the last 12 years as a public company). Today, our market opportunity is 15 times our current size even if the global equity markets which we service shrinks by 15%. Difficult market conditions may increase the value of our ability to consolidate services, including deploying Marquee, and may help advance the sales of proprietary content when we are the low cost provider.

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements regarding future events and our future results that are based on management’s current expectations, estimates, forecast and projections about the industries in which we operate and the beliefs and assumptions of our management. All statements other than statements of historical facts are statements that could be deemed forward-looking statements, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results. Forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “ASV,” “believes,” “estimates,” “may” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

Dividend Payment

On August 13, 2008, a regular quarterly dividend of $0.18 per share was announced. The cash dividend was paid on September 16, 2008, to common stockholders of record on August 29, 2008. Cash dividends will be paid using existing and future cash generated by operations.

Business Outlook

The following forward-looking statements reflect our expectations as of September 23, 2008. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2009 Expectations

-

Revenues are expected to range between $154 million and $157 million. The high and low end of the range has been decreased to account for potential future reductions in services to Lehman Brothers, Merrill Lynch, AIG and Washington Mutual. We believe the related exposure is approximately 1.5% of ASV or $10 million. As a reminder, the just completed fourth quarter included $1.4 million in non-subscription revenues from workstations sold to summer interns.

-

Operating margins excluding FactSet Fundamentals are expected to range between 31.5% and 33%. This guidance assumes a reduction in sequential quarterly margins of 90 basis points due to workstations sold to summer interns in the fourth quarter.

-	Other income is expected to be between $0.6 million and $1.0 million.

-	The effective tax rate is expected to range between 33.8% and 34.6% and assumes the U.S. Federal R&D tax credit is not reenacted.

-	EPS dilution from FactSet Fundamentals remains at $0.04 per share. The primary expense drivers are the cost of the TSA from Thomson and new employee growth to support the collection operation.

Full Year Fiscal 2009

-	Capital expenditures, net of landlord contributions should total between $32 million to $38 million.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones Industrials, Russell 1000, NASDAQ Composite, MSCI EAFE, and S&P 500) have experienced significant volatility during the past five years. Since September 1, 2008, the major equity indices have declined by more than 27% with increased levels of volatility. The demand for our solutions could be disproportionately affected by the recent downturns in the global equity and credit markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

Continued volatility in general economic and market conditions is still possible in the near future. A continued decline in the worldwide markets could adversely impact a significant number of our clients (primarily investment management firms and investment banks) and increase the likelihood of personnel and spending reductions among our existing and potential clients. External factors such as the threat of terrorist activities or volatile energy prices could undermine the general economic environment. Interest rate increases adopted by the Federal Reserve Bank, continued inflationary pressures or both could hinder the economic environment and adversely affect the operations of our clients.

The fair market value of our investment portfolio at August 31, 2008 was $25.0 million or 18% of the aggregated cash, cash equivalents and investment balance. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, “Forward-Looking Factors,” which we include here by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility for Financial Statements

FactSet’s consolidated financial statements are prepared by management, which is responsible for their fairness, integrity and objectivity. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. applied on a consistent basis and include amounts that are estimates and judgments. All historical financial information in this annual report on Form 10-K is consistent with the accompanying financial statements.

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with Section 404 of the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting and issued a report (see below).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of FactSet’s fiscal 2008, 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of August 31, 2008 in accordance with the standards of the Public Company Accounting Oversight Board (U.S.) as stated in their report appearing on page 35.

The Audit Committee of the Board of Directors, which consists solely of independent non-employee directors, is responsible for overseeing the functioning of the accounting system and related controls and the preparation of annual financial statements. The Audit Committee periodically meets with management and the independent accountants to review and evaluate their accounting, auditing and financial reporting activities and responsibilities, including management’s assessment of internal control over financial reporting. The independent registered public accounting firm has full and free access to the Audit Committee and met with the committee, with and without management present.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of August 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PHILIP A. HADLEY	/s/ PETER G. WALSH
Philip A. Hadley Chairman of the Board of Directors and Chief Executive Officer October 24, 2008	Peter G. Walsh Executive Vice President, Chief Financial Officer and Treasurer October 24, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 14, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on September 1, 2007.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut

October 24, 2008

Consolidated Statements of Income

(In thousands, except per share data)

Years Ended August 31,	2008	2007	2006
Revenues	$575,519	$475,801	$387,350

Cost of services	191,239	152,797	121,352
Selling, general and administrative	200,393	167,913	144,710

Total operating expenses	391,632	320,710	266,062

Income from operations	183,887	155,091	121,288
Other income	5,160	7,785	4,744

Income before income taxes	189,047	162,876	126,032
Provision for income taxes	64,030	53,309	43,116

Net income	$125,017	$109,567	$82,916

Basic earnings per common share	$2.60	$2.24	$1.70
Diluted earnings per common share	$2.50	$2.14	$1.64
Weighted average common shares (Basic)	48,065	48,873	48,688
Weighted average common shares (Diluted)	50,080	51,284	50,592

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition

(In thousands, except share data)

Assets

At August 31,	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$117,986	$168,834
Investments	25,032	17,388
Accounts receivable, net of reserves of $1,681 and $1,362 at August 31, 2008 and 2007, respectively	74,859	59,579
Prepaid fundamentals database updates – current	6,377	—
Prepaid taxes	1,090	—
Deferred taxes	3,271	2,808
Other current assets	5,908	3,723

Total current assets	234,523	252,332

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	142,392	135,419
Less accumulated depreciation and amortization	(51,279)	(56,474)

Property, equipment and leasehold improvements, net	91,113	78,945
Goodwill	187,780	146,187
Intangible assets, net	58,333	36,789
Prepaid fundamentals database updates – non-current	2,000	—
Deferred taxes	10,279	7,211
Other assets	3,246	2,286

TOTAL ASSETS	$587,274	$523,750

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition

(In thousands, except share and per share data)

Liabilities and Stockholders’ Equity

At August 31,	2008	2007
CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,366	$23,461
Accrued compensation	38,095	30,105
Deferred fees	23,531	25,730
Dividends payable	8,634	5,802
Taxes payable	—	5,552

Total current liabilities	92,626	90,650

Non-Current Liabilities
Deferred taxes	5,122	6,450
Taxes payable	3,905	—
Deferred rent and other non-current liabilities	20,150	17,339

TOTAL LIABILITIES	$121,803	$114,439

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 57,106,926 and 56,160,500 shares issued; 47,968,758 and 48,348,703 shares outstanding at August 31, 2008 and 2007, respectively	571	562
Additional paid-in capital	206,585	162,561
Treasury stock, at cost: 9,138,168 and 7,811,797 shares at August 31, 2008 and 2007, respectively	(311,248)	(233,372)
Retained earnings	567,381	469,880
Accumulated other comprehensive income	2,182	9,680

TOTAL STOCKHOLDERS’ EQUITY	465,471	409,311

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$587,274	$523,750

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Years Ended August 31,	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$125,017	$109,567	$82,916
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,654	28,560	24,256
Stock-based compensation expense	13,651	9,123	8,391
Deferred income taxes	(4,828)	(7,189)	505
Gain on sale of Company-owned real estate	—	—	(1,342)
Gain on sale of assets	(75)	(62)	—
Tax benefits from share-based payment arrangements	(9,572)	(7,393)	(5,614)

Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(14,804)	(249)	(4,008)
Accounts payable and accrued expenses	(1,260)	5,213	(2,997)
Accrued compensation	8,399	8,523	1,163
Deferred fees	(2,651)	1	6,032
Prepaid fundamentals database updates	(8,250)	—	—
Landlord contributions	1,009	2,892	548
Taxes payable, net of prepaid taxes	7,436	3,240	9,111
Other working capital accounts, net	(1,602)	3,682	1,861

Net cash provided by operating activities	143,124	155,908	120,822

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(75,869)	—	(28,280)
Proceeds from sales of investments	44,392	17,213	83,683
Purchases of investments	(52,011)	(17,955)	(83,745)
Proceeds from sale of Company-owned real estate	—	—	2,910
Purchases of property, equipment and leasehold improvements	(35,780)	(39,251)	(23,689)

Net cash used in investing activities	(119,268)	(39,993)	(49,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(25,848)	(14,654)	(10,043)
Repurchase of common stock	(77,869)	(80,299)	(16,253)
Repayment of note	—	(2,258)	—
Proceeds from employee stock plans	20,562	15,612	16,629
Tax benefits from share-based payment arrangements	9,572	7,393	5,614

Net cash used in financing activities	(73,583)	(74,206)	(4,053)

Effect of exchange rate changes on cash and cash equivalents	(1,121)	576	(556)
Net (decrease) increase in cash and cash equivalents	(50,848)	42,285	67,092
Cash and cash equivalents at beginning of year	168,834	126,549	59,457

Cash and cash equivalents at end of year	$117,986	$168,834	$126,549

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$54,633	$48,125	$31,458

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$8,634	$5,802	$2,933

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

Years Ended August 31,	2008	2007	2006
COMMON STOCK
Balance, beginning of year	$562	$554	$545
Common stock issued for employee stock plans (See Note 10 and 11)	9	8	9

Balance, end of year	$571	$562	$554

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$162,561	$130,033	$98,989
Common stock issued for employee stock plans	20,801	16,012	17,039
Stock-based compensation expense excluding deferred compensation amortization	13,255	8,727	7,740
Tax benefits from share-based payment arrangements	9,572	7,393	5,614
Deferred compensation amortization	396	396	651

Balance, end of year	$206,585	$162,561	$130,033

TREASURY STOCK
Balance, beginning of year	$(233,372)	$(153,073)	$(136,820)
Repurchase of common stock (See Note 10 and 11)	(77,876)	(80,299)	(16,253)

Balance, end of year	$(311,248)	$(233,372)	$(153,073)

RETAINED EARNINGS
Balance, beginning of year	$469,880	$377,846	$305,636
Cumulative effect of adopting FIN 48 (See Note 14)	1,290	—	—
Net income	125,017	109,567	82,916
Dividends	(28,806)	(17,533)	(10,706)

Balance, end of year	$567,381	$469,880	$377,846

ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year	$9,680	$3,328	$(242)
Foreign currency translation adjustments	(7,317)	6,349	3,557
Changes in unrealized gains and losses on investments, net of tax	25	3	13
Net unrealized loss on cash flow hedges, net of tax	(206)	—	—

Balance, end of year	$2,182	$9,680	$3,328

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$409,311	$358,688	$268,108
Cumulative effect of adopting FIN 48	1,290	—	—
Net income	125,017	109,567	82,916
Common stock issued for employee stock plans	20,810	16,020	17,048
Stock-based compensation expense excluding deferred compensation amortization	13,255	8,727	7,740
Tax benefits from share-based payment arrangements	9,572	7,393	5,614
Deferred compensation amortization	396	396	651
Repurchase of common stock	(77,876)	(80,299)	(16,253)
Foreign currency translation adjustments	(7,317)	6,349	3,557
Changes in unrealized gains and losses on investments, net of tax	25	3	13
Net unrealized loss on cash flow hedges, net of tax	(206)	—	—
Dividends	(28,806)	(17,533)	(10,706)

Balance, end of year	$465,471	$409,311	$358,688

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. is a provider of integrated global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. FactSet’s applications support workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

FactSet combines more than 500 data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of the Company’s applications. FactSet is also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows its users to create extensive custom reports. The Company’s revenues are derived from month-to-month subscriptions to services, databases and financial applications.

2. ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include receivable reserves, valuation of goodwill, useful lives and valuation of fixed and intangible assets, accrued compensation, asset retirement obligations, income and other taxes, stock-based compensation and allocation of purchase price to assets and liabilities acquired. Actual results could differ from those estimates.

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. At the option of investment management clients, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary, FactSet Data Systems, Inc., is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request payment be transmitted to FactSet to pay for its services.

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision is estimated for billing adjustments and cancellation of services. This provision is accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable. FactSet recognizes revenue when all the following criteria are met:

-	the client subscribes to FactSet services,
-	the FactSet service has been rendered and earned during the month,
-	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and
-	collectability is reasonably assured.

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of August 31, 2008, the amount of accounts receivable, net of reserves that was unbilled totaled $1.8 million, which was billed at the beginning of September 2008.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of August 31, 2008 and 2007, the receivable reserve was $1.7 million and $1.4 million, respectively.

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

The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary. The Company considers various factors in determining whether to recognize an impairment charge, including the length of time and extent to which the fair value has been less than the Company’s cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

Derivative Instruments

The Company conducts business outside the U.S. in several currencies including the British Pound, Euro and Japanese Yen. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To hedge the financial exposure related to the effects of foreign exchange rate fluctuations, the Company may utilize derivative instruments (foreign currency forward contracts). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The Company’s market risks associated with its foreign currency expenses relate to variances from the Company’s forecasted versus actual foreign currency transactions and balances. These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded). See Note 9 for additional disclosure of the use of foreign currency forward contracts by FactSet.

Fair Value of Financial Instruments

The fair value of certain of the Company’s financial instruments, including cash and cash equivalents, accrued compensation, and other current liabilities, approximates the carrying amount because of their short maturities.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization.

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. The Company completed its upgrade from HP Alpha mainframe machines to HP Integrity mainframe machines during the second quarter of fiscal 2008. All HP Integrity machines purchased during fiscal 2008 are depreciated over a useful life of three years.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings, DealMaven and Thomson Fundamentals businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse and DSI are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2008, 2007 and 2006, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2008, 2007 and 2006 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company’s uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2008, 2007 and 2006 and determined that there had been no impairment.

Intangible Assets

Intangible assets consist of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from the acquisitions of Insyte (data central application), LionShares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), DSI (fixed income), AlphaMetrics (research and performance evaluation networking tool), Global Filings (equity and fixed income prospectuses), DealMaven (investment banking workflow tool) and the Thomson Fundamentals (financial data) and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There has been no impairment of intangible assets as of August 31, 2008, 2007 and 2006, respectively.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software for internal use that management believes have a probable future application in the Company’s subscription-based service. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally two years or less. During fiscal 2008, 2007 and 2006, the Company capitalized $0.4 million, $0.5 million and $0.3 million, respectively of internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only. In fiscal 2008, 2007 and 2006, FactSet recorded amortization expense related to capitalized software of $0.3 million, $0.1 million and less than $0.1 million, respectively.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS 86”). Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to SFAS 86 are expensed as incurred. As of August 31, 2008 and 2007, there were no software development costs capitalized in accordance with SFAS 86.

Landlord Contributions to Leasehold Improvements

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are included in the Deferred Rent and Other Non-Current Liabilities line item of the Company’s Consolidated Statements of Financial Condition. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain. During fiscal 2008, 2007 and 2006, cash contributions from landlords were $1.0 million, $2.9 million and $0.5 million, respectively.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Most of the Company’s employee incentive compensation programs are discretionary. A final review of corporate, departmental and individual performance is conducted each year to determine the ultimate amount of discretionary bonus pools.

Income and Deferred Taxes

Income tax expense is based on pre-tax financial accounting income. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are established against deferred tax assets whenever circumstances indicate that it is more likely than not that such assets will not be realized in future periods.

Effective September 1 2007, the Company adopted Financial Accounting Standards Board (“FASB”) FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the Company can recognize the benefit of an income tax position only if it is “more-likely-than-not” that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. See Note 14 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with SFAS 130, Reporting Comprehensive Income. SFAS 130 establishes standards for the reporting and display of comprehensive income (loss) in a set of financial statements. Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

Foreign Currency Translation

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Accumulated foreign currency translation adjustment totaled $2.3 million and $9.6 million at August 31, 2008 and 2007, respectively.

Earnings per Share

Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted common stock. SFAS 128, Earnings per Share, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Stock-Based Compensation

In fiscal 2006, the Company adopted SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. Stock-based compensation expense recognized is based on the value of share awards that are scheduled to vest during the period. Upon adoption of SFAS 123(R), the Company elected to use the straight-line attribution method for all awards with graded vesting features and service conditions only. It was the Company’s policy decision upon the adoption of SFAS 123(R) and is applied consistently for all awards with similar features granted or modified after the date of adoption. Under this method, the amount of compensation cost that is recognized on any date is at least equal to the vested portion of the award on that date. In accordance with footnote 85 of SFAS 123(R), for all stock-based awards with performance conditions, the graded vesting attribution method is used by the Company to determine the monthly stock-based compensation expense over the applicable vesting periods.

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

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets on a quarterly and on-going basis. The number of performance-based options that vest will be predicated on the Company achieving certain performance levels. A change in the financial performance levels achieved by FactSet could result in changes to the Company’s current estimate of the vesting percentage and related stock-based compensation.

See Note 12 for additional disclosures relating to stock-based compensation.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement. SFAS 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157. FSP 157-1 amends FAS 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for the Company in the first quarter of fiscal 2009. The adoption of SFAS 157 for financial assets and financial liabilities is not expected to have a material impact on the Company’s results of operations or financial position. The Company is currently assessing the impact that SFAS 157 will have on its results of operations and financial position when it is applied to nonfinancial assets and nonfinancial liabilities beginning in the first quarter of fiscal 2010.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with US GAAP. The GAAP hierarchy previously resided in the American Institute of Certified Public Accountants’ statements on auditing standards, which are directed to the auditor rather than the reporting entity. SFAS 162 moves the GAAP hierarchy to the accounting literature, thereby directing it to reporting entities since it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The Company will adopt SFAS 162 when it becomes effective which is 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU

Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

In May 2008, the FASB issued FASB FSP 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other U.S. GAAP. The Company will adopt FSP 142-3 in the first quarter of fiscal 2010 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

3. BUSINESS COMBINATIONS

The results of operations of these businesses have been included in FactSet’s consolidated statements of income since their respective dates of acquisition.

DealMaven, Inc.

On January 31, 2008, the Company acquired DealMaven, Inc. (“DealMaven”) for $14.0 million in cash. Formed in 1999, DealMaven provides tools to improve the workflow of investment bankers when working in Microsoft Excel and helps firms gather, analyze, check and present data more efficiently. The company was headquartered in New York City and had 17 employees.

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

Thomson Fundamentals

On July 24, 2008, FactSet completed its acquisition of the Thomson Fundamentals business pursuant to the agreement reached with Thomson on April 22, 2008. The acquisition included $2.0 million of annual revenues transferred from Thomson to FactSet, copies of the Thomson Fundamental database, source documents, collection software, documentation and collection training materials. Thomson Fundamentals will continue as a product on the FactSet platform. Eight key employees connected with the database and related assets accepted employment offers with FactSet.

Fundamental data is historical financial information (i.e. income statement, balance sheet and cash flows) and related underlying data from the footnotes to the financial statements. The Thomson Fundamentals database is a preeminent global financial database with coverage of over 43,000 companies and history back to 1980 and has been available and distributed by FactSet since 1991.

FactSet also entered into a Transition Services Agreement (“TSA”) with Thomson. Under the TSA, Thomson will provide services for the next 18 months, including daily updates to FactSet’s fundamental database. The daily updates will be provided on the same schedule and with the same timeliness, content and quality as the updates FactSet receives for Thomson Fundamentals today. The TSA also outlines consulting and support services Thomson will provide to FactSet in order to ensure a complete understanding of the structure, content and data collection processes required to deliver a production version of the database by the end of the transition period. The cost of the TSA is approximately $9 million, of which $8.25 million is consideration for the daily database updates and will be expensed ratably over the next 18 months and is recorded as a prepaid database update in the Consolidated Statement of Financial Condition as of August 31, 2008.

The total purchase price of the acquisition excluding the cost of the TSA is as follows (in thousands):

Cash consideration	$58,562
Direct acquisition costs	3,131

Total purchase price	$61,693

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price was allocated to the acquired net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$—
Amortizable intangible assets:
Data content	27,000
Software technology	900
Goodwill	34,022

Total assets acquired	61,922
Liabilities assumed	(229)

Net assets acquired	$61,693

Intangible assets of $27.9 million have been allocated to amortizable intangible assets consisting of acquired content databases, amortized over twenty years using a straight-line amortization method and software technology, amortized over three years using a straight-line amortization method.

Goodwill totaling $34.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the Thomson Fundamentals acquisition is not deductible for income tax purposes and was allocated between each operating segment of the Company based on the expected benefits from the synergies of the combination and forecasted revenues generated within each segment.

The results of operations of the Thomson Fundamentals business have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on July 24, 2008. Pro forma information has not been presented because the effect of this acquisition was not material to the Company’s consolidated financial results.

4. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings, DealMaven and the Thomson Fundamentals businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, February 2006, January 2008 and July 2008, respectively. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 13.2 years at August 31, 2008.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. These intangible assets have no assigned residual values. During fiscal 2008, the Company reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At August 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$47,423	$6,980	$40,443
Software technology	19,579	9,990	9,589
Client relationships	15,353	7,304	8,049
Trade names	539	448	91
Non-compete agreements	837	676	161

Total	$83,731	$25,398	$58,333

At August 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$22,746	$6,084	$16,662
Software technology	19,432	9,139	10,293
Client relationships	14,697	5,387	9,310
Trade names	1,739	1,512	227
Non-compete agreements	1,365	1,068	297

Total	$59,979	$23,190	$36,789

The intangible assets acquired during fiscal 2008 in connection with the acquisition of DealMaven and the Thomson Fundamentals businesses were as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Data content	20.0 years	$27,000
Software technology	4.3 years	2,756
Client relationships	5.0 years	1,040
Non-compete agreements	2.0 years	105

Total	18.0 years	$30,901

Amortization expense recorded for intangible assets during fiscal years 2008, 2007 and 2006 was $7.8 million, $7.8 million and $8.2 million, respectively. Estimated intangible asset amortization expense for fiscal 2009 and the five succeeding years is as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2009	$8,839
2010	8,315
2011	5,870
2012	4,696
2013	3,221
Thereafter	27,392

Total	$58,333

5. GOODWILL

The Company performs its annual goodwill impairment test during the fourth quarter of each fiscal year, as well as any additional impairment test required on an event-driven basis. In the fourth quarter of each of fiscal 2008, 2007 and 2006, the Company performed its annual goodwill impairment test and determined that goodwill was not impaired. During fiscal 2008, $46.0 million of goodwill was acquired as result of the purchase of the DealMaven and Thomson Fundamentals businesses. Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2008 and 2007 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2006	$62,999	$78,355	$—	$141,354
Goodwill acquired during the period	—	—	—	—
Purchase price adjustments	—	—	—	—
Foreign currency translation adjustments	—	4,833	—	4,833

Balance at August 31, 2007	$62,999	$83,188	$—	$146,187

Goodwill acquired during the period	36,600	6,386	3,032	46,018
Purchase price adjustments	—	—	—	—
Foreign currency translation adjustments	—	(4,400)	(25)	(4,425)

Balance at August 31, 2008	$99,599	$85,174	$3,007	$187,780

6. ACCOUNTS RECEIVABLE

Accounts receivable from clients are reported net of receivable reserves. The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs.

Accounts receivable, net of reserves, consists of the following (in thousands):

At August 31,	2008	2007
Accounts receivable	$76,540	$60,941
Accounts receivable reserve	(1,681)	(1,362)

Accounts receivable, net of reserves	$74,859	$59,579

7. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

At August 31,	2008	2007
Computers and related equipment	$56,275	$59,379
Leasehold improvements	62,823	55,275
Furniture, fixtures and other	23,294	20,765

Subtotal	142,392	135,419
Less accumulated depreciation and amortization	(51,279)	(56,474)

Property, equipment and leasehold improvements, net	$91,113	$78,945

Depreciation expense was $22.9 million, $20.7 million and $16.1 million for fiscal 2008, 2007 and 2006, respectively.

8. INVESTMENTS

The Company maintains a portfolio of investments that is managed to preserve principal. Pursuant to the investment guidelines established by the Company, the Company’s investments attempt to achieve high levels of credit quality, liquidity and diversification. The weighted average duration of the Company’s portfolios is managed not to exceed two years. Eligible investments include obligations issued by the U.S. Treasury and other governmental agencies, money market securities and highly rated commercial paper to be held in the custody of major financial institutions. Investments such as puts, calls, strips, straddles, short sales, futures, options, commodities, precious metals or investments on margin are not permitted under the Company’s investment guidelines. All investments are denominated in U.S. dollars.

The following table summarizes the Company’s cash and investments at August 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$42,256	$—	$42,256
U.S Treasury money market funds	24,333	—	24,333
U.S Government agency money market funds	51,397	—	51,397
Fixed income securities
Government securities (U.S. Treasuries)	20,355	39	20,394
Government agency securities	4,563	75	4,638
Asset-back securities	—	—	—
Commercial paper (corporate debt securities)	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$142,904	$114	$143,018

The following table summarizes the Company’s cash and investments at August 31, 2007 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$19,029	$—	$19,029
Corporate money market funds	149,805	—	149,805
Fixed income securities
Government securities (U.S. Treasuries)	3,094	9	3,103
Government agency securities (including municipals)	14,176	109	14,285
Asset-back securities	—	—	—
Commercial paper (corporate debt securities)	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$186,104	$118	$186,222

Investments are recorded at fair value determined from readily available quoted market prices. All of the Company’s investments are classified as available-for-sale securities in accordance with SFAS 115. Unrealized gains on available-for-sale securities of $0.1 million were included net of tax in accumulated other comprehensive income in stockholders’ equity at August 31, 2008 and 2007, respectively. During fiscal 2008, the Company’s cash and investment portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change.

9. FINANCIAL INSTRUMENTS

The Company uses derivative instruments to manage exposures to foreign currency. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. To mitigate such risk, FactSet enters into contracts with only one large financial institution. The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparty. At August 31, 2008, the Company does not expect any losses as a result of default as its counterparty is Bank of America.

FactSet entered into foreign currency forward contracts with maturities up to six months to reduce the short-term effects of foreign currency fluctuations during fiscal 2008. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The Company’s market risks associated with its foreign currency expenses relate to variances from the Company’s forecasted versus actual foreign currency transactions and balances. There was no discontinuance of cash flow hedges during fiscal 2008 and as such, no gains or losses were reclassified into earnings.

At August 31, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 4.7 million Euros and 6.2 million British Pounds. These hedging programs are not designed to provide foreign currency protection over longer time horizon. A gain on derivatives for the twelve months ended August 31, 2008 of $0.3 million was recorded into operating income in the Company’s Consolidated Statement of Income. The fair value of all derivative instruments recorded in the Company’s Consolidated Statement of Financial Condition at August 31, 2008 was $0.2 million in other current liabilities and $0.2 million in accumulated other comprehensive income.

10. COMMON STOCK AND EARNINGS PER SHARE

On May 8, 2008, the Company’s Board of Directors approved a 50% increase in the regular quarterly dividend from $0.12 per share to $0.18 per share, or $0.72 per share per annum, beginning with the Company’s dividend payment in June 2008. The cash dividend of $8.6 million was paid on June 17, 2008, to common stockholders of record on May 29, 2008. On August 13, 2008, the Company announced a regular quarterly dividend of $0.18 per share. The cash dividend was paid on September 16, 2008, to common stockholders of record on August 29, 2008. Shares of common stock outstanding were as follows (in thousands):

Years Ended August 31,	2008	2007	2006
Balance, beginning of year	48,349	48,889	48,341
Common stock issued for employee stock plans	946	766	934
Repurchase of common stock	(1,326)	(1,306)	(386)

Balance, end of year	47,969	48,349	48,889

Earnings per Share

A reconciliation between the weighted average shares outstanding used in the basic and diluted EPS computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
For the year ended August 31,	2008	2007	2006	2008	2007	2006	2008	2007	2006
Basic EPS
Income available to common stockholders	$125,017	$109,567	$82,916	48,065	48,873	48,688	$2.60	$2.24	$1.70
Diluted EPS
Dilutive effect of stock options and restricted stock				2,015	2,411	1,904

Income available to common stockholders plus assumed conversions	$125,017	$109,567	$82,916	50,080	51,284	50,592	$2.50	$2.14	$1.64

Dilutive potential common shares consist of stock options and unvested restricted stock awards. For the twelve months ended August 31, 2008, 2007 and 2006, 73,332, 14,394 and 15,938, respectively, stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. No restricted stock awards were excluded from the calculation of diluted earnings per share for the twelve months ended August 31, 2008, 2007 or 2006.

For the twelve months ended August 31, 2008, 2007 and 2006, 965,551, 999,672 and 128,289, respectively, performance-based stock option grants were excluded from the calculation of diluted earnings per share in accordance with SFAS 128. As indicated in SFAS 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at August 31, 2008 or 2007 for performance-based stock options granted in fiscal 2008 and 2007, respectively.

11. SHAREHOLDERS’S EQUITY

Share Repurchase Program

On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During fiscal 2008, the Company repurchased 1.3 million shares for $77 million under the program. At August 31, 2008, $105 million remains authorized for future share repurchases.

During fiscal 2007, the Company repurchased 1.3 million shares for $79 million under the program. At August 31, 2007, $57 million remained authorized for future share repurchases.

Other Share Activity

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company granted 49,178 shares of common stock in restricted stock grants in fiscal 2005. On August 1, 2007, 50% of the restricted stock grants vested and were subsequently issued to restricted stock award holders on that date.

Employee Stock Ownership Plan

On March 30, 2005, the Board of Directors resolved that effective September 1, 2004, the Company’s Employee Stock Ownership Plan (the “ESOP” or “Plan”) was frozen with the result that no additional employees may become participants and no additional employer contributions will be made for plan years commencing on and after September 1, 2004. Also, effective September 1, 2004 all participants became 100% vested in their account balances. On June 20, 2005, the Board of Directors approved the termination of the ESOP, effective immediately. Account balances of participants are being distributed in accordance with provisions of the plan.

Preferred Stock

At August 31, 2008 and 2007, there were 10,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. FactSet’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Comprehensive Income (in thousands)

Years Ended August 31,	2008	2007	2006
Net income	$125,017	$109,567	$82,916
Changes in unrealized gains and losses on investments, net of tax	25	3	13
Foreign currency translation adjustments	(7,317)	6,349	3,557
Net unrealized loss on cash flow hedges, net of tax	(206)	—	—

Comprehensive Income	$117,519	$115,919	$86,486

Accumulated Other Comprehensive Income (in thousands)

As of August 31,	2008	2007	2006
Accumulated unrealized gains and losses on investments, net of tax	$72	$47	$44
Accumulated foreign currency translation adjustments	2,316	9,633	3,284
Accumulated unrealized loss on cash flow hedges, net of tax	(206)	—	—

Total accumulated other comprehensive income	$2,182	$9,680	$3,328

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

The following table summarizes stock-based compensation expense under SFAS 123(R) for the twelve months ended August 31, 2008, 2007 and 2006 which was allocated as follows (in thousands):

	2008	2007	2006
Stock-based compensation	$13,651	$9,123	$8,391
Tax impact of stock-based compensation	(3,920)	(2,620)	(2,410)

Stock-based compensation, net of tax	$9,731	$6,503	$5,981

Net income, including stock-based compensation, net of tax	$125,017	$109,567	$82,916

As stock-based compensation expense recognized in the Consolidated Statement of Income during fiscal 2008, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience.

As of August 31, 2008, $35.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.81 years. There were no stock-based compensation costs capitalized as of August 31, 2008, 2007 and 2006, respectively.

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

There were 1,854,372 employee stock options granted during fiscal 2008. The weighted average estimated value of employee stock options granted during fiscal 2008 was $19.05 per share, using the binomial model. In fiscal 2007, 1,503,738 employee stock options were granted with a weighted average estimated value of $19.87 per share, using the binomial model. In fiscal 2006, 1,608,890 employee stock options were granted with a weighted average estimated value of $15.83 per share, using the binomial model.

The weighted average estimated value of employee stock options granted during fiscal 2008, 2007 and 2006 were determined using the binomial model with the following weighted average assumptions:

	2008	2007	2006
Term structure of risk-free interest rate	1.89% - 3.46%	4.46% - 5.09%	3.42% - 5.18%
Expected life	4.9 - 5.4 years	4.8 - 5.9 years	4.2 - 5.2 years
Term structure of volatility	29% - 39%	17% - 44%	25% - 47%
Dividend yield	1.0%	0.8%	0.5%

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

There were no stock options granted to the Company’s non-employee Directors during fiscal 2008 due to the expiration of the Company’s non-employee Directors plan.

During fiscal 2007, 22,500 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $21.20 per share, using the Black Scholes option-pricing model with the following weighted average assumptions:

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

Restricted Stock Awards

The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. Restricted stock grants are amortized to expense over the vesting period using the straight-line method. There were no restricted stock grants during fiscal 2008 or 2007.

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Plans

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

General Option Activity

In fiscal years 2008, 2007 and 2006, stock options to purchase 1,854,372; 1,503,738; and 1,608,890 shares of common stock, respectively, at prices which ranged from $34.88 to $65.67 were granted to employees and non-employee directors of the Company.

At August 31, 2008, there were 3,562,000 shares available for future grants under the Option Plans.

A summary of stock option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2005	7,981	7,020	$21.32
Granted – non performance-based	(684)	684	42.58
Granted – performance-based	(925)	925	43.39
Exercised	—	(843)	15.92
Forfeited	118	(118)	28.06
Expired*	(174)	—	—

Balance at August 31, 2006	6,316	7,668	$26.37
Granted – non performance-based	(608)	608	59.41
Granted – performance-based	(896)	896	59.42
Exercised	—	(659)	18.63
Forfeited	106	(106)	36.55

Balance at August 31, 2007	4,918	8,407	$32.76
Granted – non performance-based	(795)	795	64.22
Granted – performance-based	(1,059)	1,059	65.67
Exercised	—	(847)	19.09
Forfeited**	498	(498)	44.53

Balance at August 31, 2008	3,562	8,916	$40.11

* Represents the remaining stock option balance within the Company’s 1996 Stock Option plan that expired in May 2006 because they were never granted.

** In August 2006, the Company granted 924,989 performance-based employee stock options. FactSet achieved organic ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31,

2008 and as such, 60% of the initial 924,989 performance-based employee stock options granted will vest and the remaining 341,729 stock options were recorded as forfeitures in August 2008.

The total pre-tax intrinsic value of options exercised during fiscal 2008, 2007 and 2006 was $34.8 million, $27.1 million and $22.1 million, respectively.

The following table summarizes the number of options outstanding and exercisable during fiscal 2008, 2007 and 2006, respectively (in thousands, except per share data):

At August 31,	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	8,916	$40.11	8,407	$32.76	7,668	$26.37

Exercisable at fiscal year end	4,589	$25.12	4,502	$21.53	4,382	$20.03

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2008 (in thousands, except per share data):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$12.94 – $19.99	1,294	3.08	$15.98	$60,479	1,294	$15.98	$60,479
$20.00 – $29.99	2,914	4.15	$24.80	$110,466	2,556	$24.37	$98,004
$30.00 – $39.99	336	4.22	$35.03	$9,292	190	$34.77	$5,305
$40.00 – $49.99	1,085	4.91	$43.36	$21,019	431	$43.36	$8,317
$50.00 – $59.99	1,511	5.95	$59.18	$5,341	115	$59.34	$389
$60.00 – $65.67	1,776	6.93	$65.58	$(5,091)	3	$61.75	$3

	8,916	4.95	$40.11	$201,506	4,589	$25.12	$172,497

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $62.71 as of August 31, 2008 and the exercise price multiplied by the number of options outstanding as of that date. The aggregate intrinsic value of stock options exercisable at August 31, 2008 and 2007 was $172.5 million and $172.9 million, respectively.

Performance-based Stock Awards

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based options that vest will be predicated on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years subsequent to the date of grant. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. There is no current guarantee however that such options will vest in whole or in part.

August 2006 Performance-based Option Grant Review

In August 2006, the Company granted 924,989 performance-based employee stock options. During the second quarter of fiscal 2008, FactSet estimated that it was probable the Company would achieve organic ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This reflected a higher performance level than previously estimated and accordingly increased the number of options that is estimated to vest at the end of fiscal 2008. The change in estimate required the Company to record a pre-tax charge of $2.4 million in the second quarter of fiscal 2008 and results in stock-based compensation expense of $3.1 million to be recognized over the next three years as of August 31, 2008. FactSet achieved organic ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008 and as such, 60% of the initial 924,989 performance-based employee stock options granted will vest and the remainder were recorded as forfeitures.

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. At August 31, 2008 the Company estimated that none of the performance-based stock options will vest. This results in zero unamortized stock-based compensation expense as of August 31, 2008. The Company’s estimate considered the current environment in which many large banks are carefully managing expenses and the potential adverse impact on many of its clients from the dislocation in the global equity and credit markets. A change in the financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$2,142	$968	$135
60%	$6,426	$2,903	$405
100%	$10,710	$4,839	$675

(A) Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At August 31, 2008, the Company estimated that 20% or 211,796 of the performance-based stock options will vest which results in stock-based compensation expense of $3.5 million to be recognized over the next sixty months as of August 31, 2008. A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(44)	$—
20%	$3,468	$—	$175
60%	$10,404	$132	$575
100%	$17,340	$220	$875

(A) Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Employee Stock Purchase Plan

The Company implemented an Employee Stock Purchase Plan (the “Purchase Plan”) in fiscal 2001 for all eligible employees. Under the Purchase Plan, shares of the Company’s common stock may be purchased at three-month intervals at 85% of the lower of the fair market value of FactSet common stock on the first or the last day of each three-month period. Employee purchases may not exceed 10% of their gross compensation during an offering period. During fiscal 2008, employees purchased 99,411 shares at an average price of $47.76. At August 31, 2008, 91,838 shares were reserved for future issuance under the Purchase Plan.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated value of employee stock purchase plan grants during fiscal years 2008, 2007 and 2006 were $10.34, $10.04 and $7.79 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants for fiscal years 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	2.34%	4.88%	4.48%
Expected life	3 months	3 months	3 months
Expected volatility	19%	13%	16%
Dividend yield	1.0%	0.5%	0.5%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. Compensation expense recorded by the Company was $396,020, $396,020 and $391,000 during fiscal 2008, 2007 and 2006, respectively. In connection with the adoption of SFAS 123(R) beginning in fiscal 2006, the Company recorded an adjustment to deferred compensation in the amount of $222,000 to reflect an estimated forfeiture rate. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. On August 1, 2007, 50% of the restricted stock grants vested and were subsequently issued to restricted stock award holders on that date.

Employee Stock Ownership Plan

The Company sponsored an ESOP until March 30, 2005. There were no authorized contributions in fiscal 2008, 2007 or 2006. On June 20, 2005, the Board of Directors terminated the Plan. Distributions were paid in the form of cash or the Company’s common stock. In cash distributions, the Company purchases the common stock in the participant’s ESOP account at the closing price of the Company’s common stock on the last day of the month in which the distribution is requested by the participant of the Plan. These repurchases of common stock from employees are included in both treasury stock on the Consolidated Statements of Changes in Stockholders’ Equity and in cash flows from financing activities in the Consolidated Statements of Cash Flows.

The Plan held 7,043; 18,621 and 49,127 shares of the Company’s common stock at August 31, 2008, 2007 and 2006, respectively.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. Effective January 1, 2005, the Company implemented an employer-funded matching component to its existing 401(k) retirement plan whereby the Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time employees are eligible for the matching contribution by the Company. The Company contributed $4.5 million, $3.5 million and $2.7 million in matching contributions to employee 401(k) accounts during fiscal 2008, 2007 and 2006, respectively.

14. INCOME TAXES

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

Years Ended August 31,	2008	2007	2006
U.S. operations	$59,767	$49,274	$40,442
Non-U.S. operations	4,263	4,035	2,674

Total provision for income taxes	$64,030	$53,309	$43,116

The components of the provision for income taxes consist of the following (in thousands):

Years Ended August 31,	2008	2007	2006
Current:
U.S. federal	$58,675	$49,509	$37,450
U.S. state and local	4,661	4,630	2,134
Non-U.S.	5,664	5,524	4,043

Total current taxes	$69,000	$59,663	$43,627

Deferred:
U.S. federal	$(3,297)	$(4,467)	$779
U.S. state and local	(272)	(398)	79
Non-U.S.	(1,401)	(1,489)	(1,369)

Total deferred taxes	(4,970)	(6,354)	(511)

Total tax provision	$64,030	$53,309	$43,116

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

Years Ended August 31,	2008	2007	2006
Tax at federal U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.6%	2.6%	2.5%
Foreign income at other than U.S. rates	(1.0)	(1.0)	(0.6)
Income tax benefit from U.S. Federal R&D tax credit	(0.3)	(1.6)	—
Income tax benefits from foreign tax credits	(0.8)	(1.1)	—
Section 199 tax deduction	(1.4)	(0.7)	—
Conclusion of an audit of the Company’s U.S. federal income tax returns	—	(0.1)	(1.2)
Income tax benefit from closure of previously filed tax returns	(0.3)	—	(1.2)
Other, net*	0.1	(0.4)	(0.3)

Effective rate	33.9%	32.7%	34.2%

* “Other, net” includes income tax benefits from additional federal, state and non-U.S. tax planning and certain changes in estimates.

FIN 48—Unrecognized Tax Benefits

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

As of August 31, 2008, the Company has gross unrecognized tax benefits totaling $3.9 million, including $0.9 of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. An audit by one tax authority is currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes or penalties, or both, that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate.

The aggregate changes in the balance of gross unrecognized tax benefits during fiscal 2008 were as follows (in thousands):

Unrecognized tax benefits at September 1, 2007	$4,107
Additions based on tax positions related to the current year	499
Additions for tax positions of prior years (includes $0.3 million for the payment of interest)	531
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(603)
Reductions from settlements with taxing authorities (a)	(629)

Unrecognized tax benefits at August 31, 2008	$3,905

(a)	Settlements are uncertain tax positions that were effectively settled with the taxing authorities.

As of August 31, 2008, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2007 and 2008
State (various)	2003 through 2008

Europe
France	2004 through 2008
United Kingdom	2005 through 2008

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. The Company has accounted for its uncertain income tax positions in accordance with FIN 48.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Statement of Financial Condition were as follows (in thousands):

August 31,	2008	2007
Deferred tax asset
Current
Allowance for doubtful accounts	$637	$506
Deferred rent	2,529	2,209
Other	105	93

Net current deferred taxes	3,271	2,808

Non-current
Depreciation on property, equipment and leasehold improvements	1,483	1,244
Deferred rent	2,812	2,811
SFAS 123(R) stock-based compensation expense	7,033	3,827
Purchased intangible assets, including acquired technology	(1,892)	(894)
Restricted stock	367	216
Other	476	7

Net non-current deferred taxes	10,279	7,211

Total deferred tax assets	$13,550	$10,019

The significant components of deferred tax liabilities that are recorded in the Consolidated Statement of Financial Condition were as follows (in thousands):

August 31,	2008	2007
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$5,477	$6,624
SFAS 123(R) stock-based compensation expense	(559)	(174)
Other	204	—

Net deferred tax liabilities	$5,122	$6,450

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

15. SEGMENT INFORMATION

The Company’s operations are organized into three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. The U.S. segment services financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe, Asia and other regions.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and India. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At August 31, 2008, total goodwill of $187.8 million, is allocated to the U.S. segment totaling $99.6 million, the European segment totaling $85.2 million and the Asia Pacific segment totaling $3.0 million. The accounting policies of the segments are the same as those described in the Note 2, Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

Year Ended August 31, 2008	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$398,317	$141,062	$36,140	$575,519
Segment operating profit*	123,971	38,104	21,812	183,887
Total assets	386,572	185,763	14,939	587,274
Depreciation and amortization	23,907	6,461	286	30,654
Stock-based compensation	11,892	1,494	265	13,651
Capital expenditures	31,461	3,997	322	35,780

Year Ended August 31, 2007
Revenues from clients	$335,304	$114,335	$26,162	$475,801
Segment operating profit*	100,916	38,501	15,674	155,091
Total assets	367,083	148,992	7,675	523,750
Depreciation and amortization	21,768	6,440	352	28,560
Stock-based compensation	7,976	898	249	9,123
Capital expenditures	34,461	4,632	158	39,251

Year Ended August 31, 2006
Revenues from clients	$277,181	$90,151	$20,018	$387,350
Segment operating profit*	77,965	31,467	11,856	121,288
Total assets	307,429	142,738	7,061	457,228
Depreciation and amortization	18,820	5,159	277	24,256
Stock-based compensation	7,281	794	316	8,391
Capital expenditures	13,225	8,614	1,850	23,689

*	Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

GEOGRAPHIC INFORMATION—The following provides information for those countries that are 10 percent or more of the specific category (in thousands).

Years Ended August 31,	2008	2007	2006
Revenues*
United States	$398,317	$335,304	$277,181
United Kingdom	82,697	67,015	53,732
Other countries	94,505	73,482	56,437

Total revenues	$575,519	$475,801	$387,350

Long-lived Assets**
United States	$88,957	$78,493	$64,151
United Kingdom***	39,303	18,019	16,133
Other countries	21,186	19,222	22,602

Total long-lived assets	$149,446	$115,734	$102,886

*	Revenues are attributed to countries based on the location of the client.

**	Long-lived assets consist of property, equipment, leasehold improvements and identifiable intangible assets, net of accumulated depreciation and amortization.

***	Significant increase in long-lived assets within the United Kingdom in fiscal 2008 is the result of intangible assets acquired in connection with the acquisition of the Thomson Fundamentals business on July 24, 2008. See Note 3 for further analysis of the business combination.

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the company’s balance sheet as liabilities. The company records liabilities for commitments when incurred (i.e., when the goods or services are received).

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

During fiscal 2008, the Company entered into new lease agreements in the ordinary course of business to support operations in Boston, Massachusetts, the Netherlands, Tokyo, Japan and Hyderabad, India. The new office space expanded existing locations by 78,000 square feet and increased total office space by 18%. The additional office space is necessary to support the Company’s employee base that grew at 17% over the last twelve months. The new space in Hyderabad, India will accommodate approximately 500 professionals to support FactSet Fundamentals.

Office Location	Expansion Period	Incremental Future Minimum Rental Payments (in thousands)
Boston, Massachusetts	2018	$15,098
Tokyo, Japan	2011	$5,911
Hyderabad, India	2013	$4,859
Amsterdam, the Netherlands	2017	$2,486

At August 31, 2008, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2009	$17,972
2010	20,080
2011	19,599
2012	17,767
2013	17,474
Thereafter	73,804

Total	$166,696

During fiscal 2008, 2007 and 2006, rental expense for all operating leases amounted to approximately $22.1 million, $18.8 million and $18.7 million, respectively.

Contingencies

In accordance with SFAS 5, Accounting for Contingencies, the company accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. Uncertain income tax positions are accounted for in accordance with FIN 48 (see Note 14). In the event any losses are sustained in excess of accruals, they will be charged against income at that time.

17. REVOLVING CREDIT FACILITIES

In February 2008, the Company renewed both its 364-day revolving credit facility and its three-year credit facility. The credit facilities are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $4.6 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of August 31, 2008. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

18. RISK AND CONCENTRATIONS OF CREDIT RISK

In the normal course of business, securities transactions of commission clients of FDS are cleared through its designated clearing broker. Pursuant to an agreement between FDS and its designated clearing broker, the clearing broker has the right to charge FDS for unsecured losses that result from a client’s failure to complete such transactions. The Company has never experienced significant losses and, therefore, has not recorded a liability with regard to the right. The Company seeks to control the credit risk of nonperformance by considering the creditworthiness of its clients. The receivable from the Company’s designated clearing broker represents a concentration of credit risk in that securities transactions cleared through its clearing broker bears the potential for liability if unwound or unconsummated.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. The Company periodically reviews its receivables from clients for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 3% of total subscriptions as of August 31, 2008. Subscriptions from the ten largest clients did not surpass 17% of total client subscriptions.

19. NOTE PAYABLE

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the annual period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 34.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 35.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 30, 2008, all of which information we include here by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 30, 2008, all of which information we include here by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers,” is posted on our website. The Internet address for our Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance.” All employees, officers and directors are also subject to our “Code of Business Conduct and Ethics,” also posted on the “Corporate Governance” page of our website and the same information is available in print free of charge to any shareholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to (other than technical, administrative or non-substantive amendments), or waiver from, a provision of each code of ethics by posting such information on our website, at the address and general location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 30, 2008, all of which information we include here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in each case in the definitive Proxy Statement dated October 30, 2008, all of which information we include here by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the captions “Corporate Governance” and “Director Compensation,” contained in the definitive Proxy Statement dated October 30, 2008, all of which information we include here by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the captions “Proposal No. 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 30, 2008, all of which information we include here by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 33 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended August 31, 2008, 2007, and 2006 (in thousands):

	Balance at Beginning of Year	Charged to Expense	Write-offs, Net of Recoveries	Balance at End of Year
Accounts Receivable - Allowance for doubtful accounts
2008	$1,362	$2,237	$1,918	$1,681
2007	$1,162	$1,482	$1,282	$1,362
2006	$1,070	$1,385	$1,293	$1,162

Additional Financial Statement Schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)

3.2	Amendment to Restated Certificate of Incorporation (2)

3.3	By-laws of FactSet Research Systems Inc. (3)

4.1	Form of Common Stock (1)

10.1	Ninth Amendment to 364-Day Credit Agreement, dated February 29, 2008 (4)

10.2	Third Amendment to the Three-Year Credit Agreement, dated February 28, 2008 (4)

10.3	The FactSet Research Systems Inc. 2004 Stock Option Plan (5)

10.4	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (6)

10.5	The FactSet Research Systems Inc. 1998 Non-Employee Directors’ Stock Option Plan (7)

10.6	The FactSet Research Systems Inc. 2000 Stock Option Plan (8)

10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (9)

10.8	Purchase Agreement, dated as of April 22, 2008, among Thomson Financial Limited, FactSet Europe Limited and FactSet Research Systems Inc. (10)

10.9	Transition Services Agreement, dated as of July 24, 2008, among FactSet Europe Limited and Thomson Financial Limited (11)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for fiscal year 2001.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2008.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-134298).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).

(10)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2008.

(11)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC. Registrant

Date: October 30, 2008	/s/ PETER G. WALSH
Peter G. Walsh Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: October 30, 2008	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli Vice President and Comptroller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIP A. HADLEY Philip A. Hadley	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	October 30, 2008

/S/ CHARLES J. SNYDER Charles J. Snyder	Vice Chairman of the Board of Directors and Director	October 30, 2008

/S/ MICHAEL F. DICHRISTINA Michael F. DiChristina	President, Chief Operating Officer and Director	October 30, 2008

/S/ MICHAEL D. FRANKENFIELD Michael D. Frankenfield	Executive Vice President and Director of U.S. Investment Management Services	October 30, 2008

/S/ PETER G. WALSH Peter G. Walsh	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	October 30, 2008

/S/ MAURIZIO NICOLELLI Maurizio Nicolelli	Vice President and Comptroller (Principal Accounting Officer)	October 30, 2008

/S/ KIERAN M. KENNEDY Kieran M. Kennedy	Senior Vice President and Director of Investment Banking and Brokerage Services	October 30, 2008

/S/ SCOTT A. BILLEADEAU Scott A. Billeadeau	Director	October 30, 2008

/S/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director	October 30, 2008

/S/ JAMES J. MCGONIGLE James J. McGonigle	Director, Lead Independent Director	October 30, 2008

/S/ WALTER F. SIEBECKER Walter F. Siebecker	Director	October 30, 2008

/S/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	October 30, 2008