Form 10-Q/A
period 2008-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2008-11-21
CIK 1013237

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

FactSet Research Systems Inc.

Form 10-Q/A

Explanatory Note

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, FactSet Research Systems Inc. hereby amends its Report on Form 10-Q for the quarterly period ended May 31, 2008, by amending and restating Item 6 in order to restore previously redacted portions of Exhibit 10.1 thereto. Except as set forth in Item 6 below, no other changes are made to the Company’s Report on Form 10-Q for the quarterly period ended May 31, 2008.

This Amendment contains the complete text of the original report with the restored information appearing in Item 6 of Part II.

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

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2008 and 2007, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q/A.

(In thousands, except per share data)	Three Months Ended May 31,			Nine Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Revenues	$147,399	$121,075	21.7%	$421,812	$346,269	21.8%
Cost of services	48,134	39,429	22.1	140,555	111,100	26.5
Selling, general and administrative	51,346	42,429	21.0	147,601	122,746	20.2
Income from operations	47,919	39,217	22.2	133,656	112,423	18.9
Net income	32,542	28,575	13.9	91,433	78,851	16.0
Diluted earnings per common share	$0.65	$0.56	16.1%	$1.82	$1.54	18.2%
Diluted weighted average common shares	49,821	51,387		50,218	51,310

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

Annual Subscription Value - ASV at a given point in time represent the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At May 31, 2008, ASV was $590 million, up $101 million or 21% from the prior year total of $489 million. Excluding the acquisition of DealMaven and foreign currency exchange, ASV increased $96 million over the last twelve months, up 20%. ASV from overseas operations increased from $146 million at May 31, 2007 to $187 million at May 31, 2008, representing 32% of the Company-wide total.

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

Users and Clients - At May 31, 2008, professionals using FactSet increased to 39,600, up 500 users from the beginning of the quarter. Client count was 2,044 as of May 31, 2008, a net increase of 23 clients during the quarter. The moderate growth in user count reflects the difficult operating environment for investment banks. Net new client growth, while healthy, was 35% lower than the average of previous four quarters due to a reduction in new firm creation. At quarter-end, the average subscription per client was $290,000, up 10% from $265,000 at August 31, 2007 and up 14% from $256,000 at May 31, 2007.

At May 31, 2008, client retention remained at a rate in excess of 95%, confirming breadth and depth of a product suite that is deployed to a high quality, institutional client base. No individual client accounted for more than 3% of total ASV as of May 31, 2008. ASV from the ten largest clients is 16% of total client subscriptions.

Revenues by Geographic Region

(In thousands)	Three Months Ended May 31,			Nine Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Domestic	$101,676	$86,024	18.2%	$292,647	$244,199	19.8%
% of revenues	69.0%	71.1%		69.4%	70.5%
International	$45,723	$35,051	30.4%	$129,165	$102,070	26.5%
% of revenues	31.0%	28.9%		30.6%	29.5%
Consolidated	$147,399	$121,075	21.7%	$421,812	$346,269	21.8%

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

Operating Expenses

(In thousands)	Three Months Ended May 31,			Nine Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Cost of services	$48,134	$39,429	22.1%	$140,555	$111,100	26.5%
Selling, general and administrative	51,346	42,429	21.0%	147,601	122,746	20.2%

Total operating expenses	$99,480	$81,858	21.5%	$288,156	$233,846	23.2%
Operating Margin	32.5%	32.4%		31.7%	32.5%

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

Other Income, Income Taxes, Net Income and Earnings per Share

(In thousands, except per share data)	Three Months Ended May 31,			Nine Months Ended May 31,
	2008	2007	Change	2008	2007	Change
Other income	$852	$2,143	(60.2)%	$4,325	$5,427	(20.3)%
Provision for income taxes	$16,229	$12,785	26.9%	$46,548	$38,999	19.4%
Net income	$32,542	$28,575	13.9%	$91,433	$78,851	16.0%
Diluted earnings per common share	$0.65	$0.56	16.1%	$1.82	$1.54	18.2%
Effective Tax Rate	33.3%	30.9%		33.7%	33.1%

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

(In thousands)	Annualized Foreign Currency Exposure
	Revenues	Expenses	Net Exposure
Euro	$2,259	$44,877	$(42,618)
British Pound Sterling	16,488	64,714	(48,226)
Other	11,754	11,781	(27)

Total	$30,502	$121,373	$(90,871)

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

Forward-Looking Factors

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934. All statements that address expectations or projections about the future, including without limitation statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results are forward-looking statements. Forward-looking statements may be identified by words like “expected,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “subscriptions,” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions (“future factors”). Therefore, actual results may differ materially and adversely from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

Risk Factors

Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q/A filed with the SEC, including our consolidated financial statements and related notes thereto.

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	A prolonged decline in the return equities of developed markets impacting the buying power of our investment management clients

•	The status of the global economy, including the financial status of global investment banks

•	Our ability to integrate newly acquired companies

•	The protection and privacy of our client data

•	Our ability to hire and retain key qualified personnel

•	Prolonged outage at one of our data centers, which could result in reduced service and the loss of customers

•	Retention of key clients and their current service levels

•	Ability to ensure the protection and privacy of client data, including security holes within our products

•	The negotiation of contract terms supporting new and existing databases or products

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	Changes to our corporate headquarters or regional offices that impact our business continuity plan

•	Resolution of ongoing and other probable audits by tax authorities

•	The acquisition of a copy of the Thomson Fundamentals database and related assets pending regulatory approval

•	The ability to integrate and market FactSet Fundamentals as a high quality asset and win new clients

•	Malicious, ignorant or illegal employee acts regarding insider information or client data

•	The ability to mitigate the risk of our software introducing a virus to client networks

•	The ability to achieve historical levels of profitability and growth rates for revenues, earnings per share and cash flows

•	Increased competition in our industry may cause price reductions or loss of market share

•	Third parties may claim infringement upon their intellectual property rights

•	Changes in accounting

•	Internal controls may be ineffective

•	Potential changes in securities laws and regulations governing the investment industry’s use of soft dollars may reduce our revenues

•	Competition in our industry and the result of regulatory activity

•	The absence of U.S. or foreign governmental regulation restricting international business

Business Outlook

The following forward-looking statements reflect our expectations as of July 10, 2008. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2008 Expectations

Excluding the purchase of FactSet Fundamentals

•	Revenues are expected to range between $150 million and $154 million.

•	Operating margins are expected to range between 31% and 33%.

•	Other income is expected to be between $0.9 million and $1.2 million.

•	The effective tax rate is expected to range between 33.8% and 34.6% and assumes the U.S. Federal R&D tax credit is not reenacted.

Including the purchase of FactSet Fundamentals

•	Revenues are expected to range between $150 million and $155 million.

•	Operating margins are expected to range between 29.5% and 31.5%.

•	Other income is expected to be between $0.6 million and $0.9 million.

•	The effective tax rate is expected to range between 33.8% and 34.6% and assumes the U.S. Federal R&D tax credit is not reenacted.

Full Year Fiscal 2008

•	Capital expenditures, net of landlord contributions, remains at $32 million to $38 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
March 2008	—	—	—	$117,091
April 2008	—	—	—	117,091
May 2008	—	—	—	117,091

	—		—	$117,091

(1)	On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. The table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 6.	EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
10.1	Purchase Agreement, dated as of April 22, 2008, among Thomson Financial Limited, FactSet Europe Limited and FactSet Research Systems Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission under Rule 24b-2), as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: November 21, 2008	/s/ PETER G. WALSH
Peter G. Walsh
Senior Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER
10.1	Purchase Agreement, dated as of April 22, 2008, among Thomson Financial Limited, FactSet Europe Limited and FactSet Research Systems Inc. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been separately filed with the Securities and Exchange Commission under Rule 24b-2), as amended

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer