Form 10-Q
period 2008-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2009-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2008

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on November 30, 2008 was 47,110,023.

FactSet Research Systems Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2008	2007
Revenues	$155,632	$134,175
Operating expenses
Cost of services	53,332	44,943
Selling, general and administrative	50,970	46,735

Total operating expenses	104,302	91,678
Operating income	51,330	42,497
Other income	618	2,042

Income before income taxes	51,948	44,539
Provision for income taxes	16,363	15,140

Net income	$35,585	$29,399

Basic earnings per common share	$0.75	$0.61
Diluted earnings per common share	$0.73	$0.58
Weighted average common shares (Basic)	47,412	48,381
Weighted average common shares (Diluted)	49,076	50,610

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	November 30, 2008	August 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$123,856	$117,986
Investments	—	25,032
Accounts receivable, net of reserves	71,313	74,859
Prepaid FactSet Fundamentals database updates – current	4,257	6,377
Prepaid taxes	—	1,090
Deferred taxes	3,500	3,271
Other current assets	4,757	5,908

Total current assets	207,683	234,523
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	152,011	142,392
Less accumulated depreciation and amortization	(59,733)	(51,279)

Property, equipment and leasehold improvements, net	92,278	91,113
Goodwill	175,196	187,780
Intangible assets, net	49,409	58,333
Prepaid FactSet Fundamentals database updates – non-current	618	2,000
Deferred taxes	12,283	10,279
Other assets	4,296	3,246

TOTAL ASSETS	$541,763	$587,274

CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,606	$22,366
Accrued compensation	11,641	38,095
Deferred fees	21,842	23,531
Dividends payable	8,480	8,634
Taxes payable	12,162	—

Total current liabilities	80,731	92,626
NON-CURRENT LIABILITIES
Deferred taxes	4,449	5,122
Taxes payable	4,604	3,905
Deferred rent and other non-current liabilities	19,835	20,150

TOTAL LIABILITIES	$109,619	$121,803
Commitments and contingencies (See Note 15)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 57,225,072 and 57,106,926 shares issued; 47,110,023 and 47,968,758 shares outstanding at November 30, 2008 and August 31, 2008, respectively	572	571
Additional paid-in capital	214,724	206,585
Treasury stock, at cost: 10,115,049 and 9,138,168 shares at November 30, 2008 and August 31, 2008, respectively	(353,523)	(311,248)
Retained earnings	594,486	567,381
Accumulated other comprehensive (loss) income	(24,115)	2,182

TOTAL STOCKHOLDERS’ EQUITY	432,144	465,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$541,763	$587,274

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$35,585	$29,399
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,455	7,112
Stock-based compensation expense	4,173	2,714
Deferred income taxes	(2,796)	2,475
(Gain) loss on sale of assets	(130)	88
Tax benefits from share-based payment arrangements	(376)	(4,320)
Changes in assets and liabilities
Accounts receivable, net of reserves	3,546	(3,410)
Accounts payable and accrued expenses	4,820	(5,016)
Accrued compensation	(25,579)	(20,911)
Deferred fees	(1,689)	(3,417)
Taxes payable, net of prepaid taxes	14,946	8,381
Landlord contributions	687	90
Other working capital accounts, net	(1,882)	439

Net cash provided by operating activities	39,760	13,624

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	25,260	4,154
Purchases of investments	—	(3,079)
Insurance proceeds from fixed asset recoveries	—	175
Purchases of property, equipment and leasehold improvements	(9,379)	(5,750)

Net cash provided by (used in) investing activities	15,881	(4,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(8,586)	(5,788)
Repurchase of common stock	(42,275)	(29,669)
Proceeds from employee stock plans	3,487	7,760
Tax benefits from share-based payment arrangements	376	4,320

Net cash used in financing activities	(46,998)	(23,377)

Effect of exchange rate changes on cash and cash equivalents	(2,773)	341

Net increase (decrease) in cash and cash equivalents	5,870	(13,912)
Cash and cash equivalents at beginning of period	117,986	168,834

Cash and cash equivalents at end of period	$123,856	$154,922

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2008

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Basis of Presentation

The accompanying financial data as of November 30, 2008 and for the three months ended November 30, 2008 and 2007 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2008 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of November 30, 2008, the amount of accounts receivable, net of reserves that was unbilled totaled $0.5 million, which was billed at the beginning of December 2008.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. No individual client accounted for more than 3% of total subscriptions as of November 30, 2008. Subscriptions from the ten largest clients did not surpass 17% of total client subscriptions. As of November 30, 2008 and August 31, 2008, the receivable reserve was $1.7 million, respectively.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSP 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. Effective September 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

FSP 157-2, Effective Date of FASB Statement No. 157, delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to non-financial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will permit the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Effective September 1, 2008, FactSet adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of November 30, 2008.

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

FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related to credit default swaps (“CDS”) as quoted by publicly available information. Counterparty risk is represented by 12-month CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of the 12-month CDS spreads for peer companies as determined by FactSet. See Note 7 for additional disclosure of the use of foreign currency forward contracts by FactSet.

Income Taxes

Effective September 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the Company can recognize the benefit of an income tax position only if it is “more-likely-than-not” that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. See Note 13 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

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

4. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings, DealMaven and the Thomson Fundamentals businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, February 2006, January 2008 and July 2008, respectively. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.9 years at November 30, 2008.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. These intangible assets have no assigned residual values. During fiscal 2009, the Company reassessed the estimated useful lives and classification of its identifiable intangible assets and determined that they are still appropriate.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$41,150	$7,018	$34,132
Software technology	18,566	10,419	8,147
Client relationships	13,990	7,070	6,920
Trade names	500	415	85
Non-compete agreements	765	640	125

Total	$74,971	$25,562	$49,409

At August 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$47,423	$6,980	$40,443
Software technology	19,579	9,990	9,589
Client relationships	15,353	7,304	8,049
Trade names	539	448	91
Non-compete agreements	837	676	161

Total	$83,731	$25,398	$58,333

There were no intangible assets acquired during the three months ended November 30, 2008. The change in the gross carrying amount of intangible assets at November 30, 2008 as compared to August 31, 2008 was due to the disposal of fully amortized intangible assets that were no longer in use by FactSet as of November 30, 2008 and foreign currency translation adjustments.

Amortization expense recorded for intangible assets for the three months ended November 30, 2008 and 2007 was $2.1 million and $1.8 million, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2009 and the succeeding years are as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2009 (remaining nine months)	$6,095
2010	7,632
2011	5,251
2012	4,228
2013	2,882
Thereafter	23,321

Total	$49,409

5. GOODWILL

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings, DealMaven and Thomson Fundamentals businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse and DSI are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2008, 2007 and 2006, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2009, 2008 and 2007 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company’s uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2008, 2007 and 2006 and determined that there had been no impairment.

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2008 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2008	$99,599	$85,174	$3,007	$187,780
Goodwill acquired during the period	—	—	—	—
Foreign currency translation adjustments	—	(13,004)	420	(12,584)

Balance at November 30, 2008	$99,599	$72,170	$3,427	$175,196

6. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits and money market investments with maturities of three months or less at the date of acquisition and are reported at fair value.

Investments - Investments which have maturities greater than three months from the date of acquisition are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive income in stockholders’ equity.

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

The following table summarizes the Company’s cash and investments at November 30, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$22,795	$—	$22,795
U.S Treasury money market funds	24,443	—	24,443
U.S Government agency money market funds	76,618	—	76,618
Fixed income securities
Government securities (U.S. Treasuries)	—	—	—
Government agency securities	—	—	—
Asset-back securities	—	—	—
Commercial paper (corporate debt securities)	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$123,856	$—	$123,856

The following table summarizes the Company’s cash and investments at August 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$42,256	$—	$42,256
U.S Treasury money market funds	24,333	—	24,333
U.S Government agency money market funds	51,397	—	51,397
Fixed income securities
Government securities (U.S. Treasuries)	20,355	39	20,394
Government agency securities	4,563	75	4,638
Asset-back securities	—	—	—
Commercial paper (corporate debt securities)	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$142,904	$114	$143,018

Investments are recorded at fair value determined from readily available quoted market prices. The Company did not hold any investments as of November 30, 2008. All of the Company’s investments as of August 31, 2008 were classified as available-for-sale securities in accordance with SFAS 115. Unrealized gains on available-for-sale securities of $0.1 million were included net of tax in accumulated other comprehensive (loss) income in stockholders’ equity at August 31, 2008. During the first quarter of fiscal 2009 and 2008, the Company’s cash and investment portfolio did not experience any significant realized or unrealized losses as a result of counterparty credit risk or ratings change.

7. DERIVATIVE INSTRUMENTS

FactSet uses derivative instruments to manage exposures to foreign currency. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings. As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. To mitigate such risk, FactSet enters into contracts with only large financial institutions. The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparty. At November 30, 2008, the Company does not expect any losses as a result of default as its counterparty is Bank of America.

During the first quarter of fiscal 2009, FactSet entered into foreign currency forward contracts with maturities up to twelve months to reduce the short-term effects of foreign currency fluctuations. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the first quarter of fiscal 2009 or fiscal 2008 and as such, no gains or losses were reclassified into earnings.

At November 30, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 11.0 million Euros and 14.0 million British Pound Sterling. These hedging programs are not designed to provide foreign currency protection over the long time horizon. A loss on derivatives for the three months ended November 30, 2008 of $1.7 million was recorded into operating income in the Company’s Consolidated Statement of Income. There was no gain or loss recorded in the same period a year ago as the Company’s foreign currency exposure was not hedged. The fair value of all derivative instruments recorded in the Company’s Consolidated Statement of Financial Condition at November 30, 2008 and August 31, 2008 was $4.2 million and $0.2 million in other current liabilities, respectively and $2.8 million and $0.2 million in accumulated other comprehensive loss (income), respectively.

8. FAIR VALUE MEASURES

SFAS 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, SFAS 157 permits the use of various valuation methodologies, including market, income and cost approaches. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

(a) Fair Value Hierarchy

SFAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS 157 establishes three levels of inputs that may be used to measure fair value based on the reliability of inputs. FactSet has categorized its cash equivalents and derivatives within the hierarchy as follows:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets and liabilities include FactSet’s investments in institutional money-market funds that are classified as cash equivalents. Valuations of these products do not require a significant degree of judgment.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s derivative instruments are classified as Level 2 as they are not actively traded and are valued using pricing models that use observable market inputs.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets are classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of November 30, 2008 or at adoption of SFAS 157 on September 1, 2008.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table shows by level within the fair value hierarchy the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of November 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
U.S Treasury money market funds	$24,443	$—	$—	24,443
U.S Government agency money market funds	76,618	—	—	76,618

Total assets measured at fair value	$101,061	$—	$—	$101,061

Liabilities
Derivative liabilities	$—	$4,207	$—	$4,207

Total liabilities measured at fair value	$—	$4,207	$—	$4,207

Investment Securities

The Company’s institutional money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. Valuations of these cash equivalents do not require a significant degree of judgment, and as such, are classified as Level 1.

Derivative Instruments

The derivative instrument valuations are based primarily on an “income approach” using spot, forward and interest rates, as well as credit default swap spreads, all of which are observable inputs. Derivative instruments utilizing Level 2 inputs are foreign exchange forward contracts.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statement of Financial Condition at November 30, 2008 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash and cash equivalents	$101,061	$—	$—	$101,061
Investments	—	—	—	—

Total assets measured at fair value	$101,061	$—	$—	$101,061

Accounts payable and accrued liabilities (derivative liabilities)	$—	$4,207	$—	$4,207

Total liabilities measured at fair value	$—	$4,207	$—	$4,207

9. COMMON STOCK AND EARNINGS PER SHARE

On November 17, 2008, the Company announced a regular quarterly dividend of $0.18 per share. The cash dividend was paid on December 16, 2008, to common stockholders of record on November 28, 2008. Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended November 30,
	2008	2007
Balance at September 1	47,969	48,349
Common stock issued for employee stock plans	118	331
Repurchase of common stock	(977)	(448)

Balance at November 30	47,110	48,232

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

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2008
Basic EPS
Income available to common stockholders	$35,585	47,412	$0.75
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,664

Income available to common stockholders plus assumed conversions	$35,585	49,076	$0.73

For the three months ended November 30, 2007
Basic EPS
Income available to common stockholders	$29,399	48,381	$0.61
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,229

Income available to common stockholders plus assumed conversions	$29,399	50,610	$0.58

Dilutive potential common shares consist of stock options and unvested restricted stock awards. For the three months ended November 30, 2008, 1,342,005, stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2007. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2008 or 2007.

For the three months ended November 30, 2008 and 2007, 1,916,373 and 1,777,072, respectively, of performance-based stock option grants were excluded from the calculation of diluted earnings per share in accordance with SFAS 128. As indicated in SFAS 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at November 30, 2008 or 2007 for performance-based stock options granted in fiscal 2008 and 2007, respectively.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the three months ended November 30, 2008, the Company repurchased 1.0 million shares for $42.3 million under the program. At November 30, 2008, $63 million remains authorized for future share repurchases.

Preferred Stock

At November 30, 2008 and August 31, 2008, there were 10,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Comprehensive Income (in thousands)	Three months ended November 30,
	2008	2007
Net income	$35,585	$29,399
Changes in unrealized gains and losses on investments, net of tax	(71)	74
Foreign currency translation adjustments	(23,679)	4,426
Net unrealized loss on cash flow hedges, net of tax	(2,547)	—

Comprehensive Income	$9,288	$33,899

Accumulated Other Comprehensive (Loss) Income (in thousands)	November 30, 2008	August 31, 2008
Accumulated unrealized gains and losses on investments, net of tax	$—	$72
Accumulated foreign currency translation adjustments	(21,361)	2,316
Accumulated unrealized loss on cash flow hedges, net of tax	(2,754)	(206)

Total accumulated other comprehensive (loss) income	$(24,115)	$2,182

11. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

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

General Option Activity

There were 329,857 employee stock options granted during the three months ended November 30, 2008 at prices which ranged from $35.80 to $42.72. At November 30, 2008, there were 3,278,000 shares available for future grants under the Option Plans.

A summary of stock option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2008	3,562	8,916	$40.11
Granted	(330)	330	$36.00
Exercised	—	(79)	$16.74
Forfeited	46	(46)	$52.69

Balance at November 30, 2008	3,278	9,121	$40.10

The total number of in-the-money options exercisable as of November 30, 2008 was 4.1 million with a weighted average exercise price of $22.42. As of August 31, 2008, 4.6 million in-the-money outstanding options were exercisable with a weighted average exercise price was $25.12.

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $40.00 as of November 30, 2008 and the exercise price multiplied by the number of options exercisable as of that date. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2008 and August 31, 2008 was $71.5 million and $172.5 million, respectively. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2008 and 2007 was $2.0 million and $14.5 million, respectively.

Performance-based Stock Awards

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based options that vest will be predicated on the Company achieving performance levels for both organic annual subscription value (“ASV”) and diluted earnings per share during the two fiscal years subsequent to the date of grant. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. There is no current guarantee however that such options will vest in whole or in part.

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. At November 30, 2008 the Company estimated that none of the performance-based stock options will vest. This results in zero unamortized stock-based compensation expense as of November 30, 2008. The Company’s estimate considered the current environment in and the potential adverse impact on many of its clients from the dislocation in the global equity and credit markets. A change in the financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$1,908	$1,202	$127
60%	$5,724	$3,606	$381
100%	$9,540	$6,010	$635

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At November 30, 2008, the Company estimated that 20% or 211,796 of the performance-based stock options will vest which results in stock-based compensation expense of $3.2 million to be recognized over the next fifty-seven months as of November 30, 2008. A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2008	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(308)	$—
20%	$3,204	$—	$170
60%	$9,612	$616	$510
100%	$16,020	$1,235	$850

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2008. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Employee Stock Purchase Plan

On December 16, 2008, the Company’s stockholders ratified the adoption of the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares have been reserved for issuance under the 2008 Purchase Plan. There is no expiration date for the 2008 Plan. Shares of FactSet common stock may be purchased by eligible employees under the Purchase Plan in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation during an offering period. Employees purchased 39,166 shares at a price of $34.00 during the first quarter of fiscal 2009. At November 30, 2008, 552,672 shares were collectively reserved for future issuance under the 2001 Employee Stock Purchase Plan and the 2008 Employee Stock Purchase Plan.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2008 and 2007 was $13.28 and $10.62 per share, respectively, with the following weighted average assumptions:

	Three Months Ended November 30,
	2008	2007
Risk-free interest rate	0.7%	3.7%
Expected life	3 months	3 months
Expected volatility	35.1%	16.0%
Dividend yield	1.1%	0.8%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards generally vest ratably over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. No restricted stock awards vested during the three months ended November 30, 2008 and 2007. As of November 30, 2008, 50% of the restricted stock grants have vested and issued to restricted stock award holders. There were no restricted stock awards granted during the three months ended November 30, 2008 and 2007.

12. STOCK-BASED COMPENSATION

The Company accounts for share-based compensation under the provisions of SFAS 123(R), Share-Based Payment. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the three months ended November 30, 2008 and 2007, which was allocated as follows (in thousands):

	2008	2007
Cost of services	$1,241	$762
Selling, general and administrative	2,932	1,952

Stock-based compensation included in operating expenses	4,173	2,714
Tax impact of stock-based compensation	(1,427)	(925)

Stock-based compensation, net of tax	$2,746	$1,789

As stock-based compensation expense recognized in the Consolidated Statement of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience.

As of November 30, 2008, $34.4 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.72 years. There were no stock-based compensation costs capitalized as of November 30, 2008 or August 31, 2008, respectively.

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

There were 329,857 employee stock options granted during the three months ended November 30, 2008. The weighted average estimated value of employee stock options granted during the first quarter of fiscal 2009 was $9.39 per share, using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.89% - 3.09%
Expected life	5.05 years
Term structure of volatility	33.1% - 37.8%
Dividend yield	2.01%

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

The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The expected life of employee stock options is impacted by all of the underlying assumptions and calibration of the Company’s model. The binomial model assumes that employees’ exercise behavior is a function of the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

There were no stock options granted to employees of the Company during the three months ended November 30, 2007.

Non-Employee Director Stock Option Grants

On December 16, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Stock Option Plan (the “Plan”) that provides for the grant of share-based awards, including stock options to non-employee directors of FactSet. The ratification of the Plan replaced the Company’s 1998 Non-Employee Directors’ Stock Option Plan, which had expired on November 1, 2007, except with respect to outstanding options previously granted hereunder. Consistent with the 1998 Non-Employee Directors’ Stock Option Plan Stock Option Plan, the new Plan provides for annual equity grants for each non-employee director and will provide the Company greater flexibility to change the vesting schedule per option grant, modify the number of options granted on an annual basis and adjust the term of the grants. A total of 250,000 shares of FactSet common stock have been reserved for issuance under the Plan. The expiration date of the Plan is December 1, 2018. The shares of common stock to be issued may be either authorized and unissued shares or shares held by the Company in its treasury.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of new non-employee Director stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

There were no stock options granted to the Company’s non-employee Directors since January 2007 due to the expiration of the Company’s 1998 Non-Employee Directors’ Stock Option Plan.

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

13. INCOME TAXES

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

As of November 30, 2008, the Company has gross unrecognized tax benefits totaling $4.6 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. An audit by one tax authority is currently ongoing. The Company has no reason to believe that such audit will result in the payment of additional taxes or penalties, or both, that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The aggregate changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2009 were as follows (in thousands):

Unrecognized tax benefits at August 31, 2008	$3,905
Additions based on tax positions related to the current year	223
Additions for tax positions of prior years	476
Reductions for tax positions of prior years	—
Lapse of statue of limitations	—
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at November 30, 2008	$4,604

As of November 30, 2008, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2007 and 2008
State (various)	2003 through 2008

Europe
France	2004 through 2008
United Kingdom	2005 through 2008

14. SEGMENTS

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and India. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. At November 30, 2008, total goodwill of $175.2 million, is allocated to the U.S. segment totaling $99.6 million, the European segment totaling $72.2 million and the Asia Pacific segment totaling $3.4 million. The accounting policies of the segments are the same as those described in the Note 2, Summary of Significant Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total
For the three months ended November 30, 2008
Revenues from clients	$106,369	$38,984	$10,279	$155,632
Segment operating profit	31,307	13,676	6,347	51,330
Total assets at November 30, 2008	$354,245	$172,870	$14,648	$541,763

For the three months ended November 30, 2007
Revenues from clients	$93,831	$32,347	$7,997	$134,175
Segment operating profit	29,551	8,255	4,691	42,497
Total assets at November 30, 2007	$362,699	$145,555	$9,412	$517,666

15. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the company’s balance sheet as liabilities. The company records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At November 30, 2008, the Company leases office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Amsterdam; Frankfurt; Milan; Hyderabad, India; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At November 30, 2008, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,
2009 (remaining nine months)	$14,381
2010	19,579
2011	19,014
2012	16,960
2013	16,621
Thereafter	69,059

Minimum lease payments	$155,614

During the three months ended November 30, 2008 and 2007, rent expense for all operating leases amounted to $5.9 million and $5.0 million, respectively. Approximately $4.3 million of letters of credit in the aggregate, has been issued during the ordinary course of business in connection with the Company’s current lease commitments as of November 30, 2008.

Contingencies

In accordance with SFAS 5, Accounting for Contingencies, FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. Uncertain income tax positions are accounted for in accordance with FIN 48 (see Note 13). In the event any losses are sustained in excess of accruals, they will be charged against income at that time.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. The Company periodically reviews its receivables from clients for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 3% of total subscriptions as of November 30, 2008. Subscriptions from the ten largest clients did not surpass 17% of total client subscriptions.

16. REVOLVING CREDIT FACILITIES

In February 2008, the Company renewed both its 364-day revolving credit facility and its three-year credit facility. The credit facilities are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $3.3 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2008. The Company is obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

We combine more than 500 data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from more than 85 data suppliers and over 100 exchanges and news sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Our investment management clients represent 79% of our total annual subscription value (“ASV”), while the remaining ASV is derived from investment banking clients. The contribution from hedge funds to our total ASV is only 6%.

Services may be paid for using commissions on securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. Clients may also direct commissions to unrelated third party brokers and request that payment be transmitted to FactSet to pay for its services. Services paid in commissions represented 21% and 22% of total revenues during the three months ended November 30, 2008 and 2007, respectively.

Employee count at November 30, 2008 was 2,054, up 120 employees over the past three months and up 18% from a year ago. Excluding FactSet Fundamentals, the first quarter fiscal 2009 increase in employees was 40 or 2%. Approximately 40% of the Company’s employees conduct sales and consulting services, another 30% are involved in product development, software and systems engineering and the remaining 30% of employees are involved with content collection or provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2008 and 2007, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended November 30,
(In thousands, except per share data)	2008	2007	Change
Revenues	$155,632	$134,175	16.0%
Cost of services	53,332	44,943	18.7
Selling, general and administrative	50,970	46,735	9.1
Operating income	51,330	42,497	20.8
Net income	35,585	29,399	21.0
Diluted earnings per common share	$0.73	$0.58	25.9%
Diluted weighted average common shares	49,076	50,610

Revenues

Revenues – Revenues for the three months ended November 30, 2008 increased 16% to $155.6 million from $134.2 million for the same period a year ago. Excluding $0.8 million of revenues from FactSet Fundamentals and the $0.1 million decrease in revenues attributable to the impact of foreign currency, revenue growth was 15% year over year. Revenue growth in the first quarter of fiscal 2009 was driven by our ability to consolidate multiple services into one through the FactSet platform enabling our clients to recognize efficiencies in many instances. Our real time news and quotes product accessible via the FactSet workstation and Portfolio Analytics were sources of growth during the three months ended November 30, 2008. Users of real time news and quotes increased 50% over the prior year. This increase is significant because news and quotes are often used everyday, deepening a user’s engagement with FactSet. The ability for our end users to access more than 85 premium third-party content providers and integrate their own data for use in FactSet applications continues to be a reason for our expanding number of users. We continue to appeal to larger institutions because of our ability to service many different users groups and our ability to deliver intensive computing power and analytics to end users. Global content for non-U.S. investors helped increase demand for our services outside the U.S.

Our Portfolio Analytics suite of applications continued to be a source of growth during the first quarter of fiscal 2009. Clients have been receptive to this suite, which is comprehensive and includes eight applications for portfolio attribution, risk and quantitative analysis. The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 649 clients consisting of 5,867 users subscribed to our Portfolio Analytics suite of applications as of November 30, 2008, a net increase of 137 users during the quarter.

Revenues by Geographic Region

	Three Months Ended November 30,
(In thousands)	2008	2007	Change
U.S.	$106,369	$93,831	13.4%
% of revenues	68.3%	69.9%
Europe	$38,984	$32,347	20.5%
Far East	10,279	7,997	28.5%

International	$49,263	$40,344	22.1%
% of revenues	31.7%	30.1%
Consolidated	$155,632	$134,175	16.0%

Use of real time news and quotes, our suite of Portfolio Analysis services and expanded deployment of FactSet proprietary data continued to spread across all geographies. Revenues from our U.S. business increased 13% to $106.4 million during the three months ended November 30, 2008 compared to $93.8 million in the same period a year ago. International revenues in the first quarter of fiscal 2009 were $49.3 million, an increase of 22% from $40.3 million in the prior year period. Excluding the impact of foreign currency, international revenue growth remained at 22% year over year. European revenues advanced 21% to $39.0 million, largely related to the deployment of our portfolio analysis and a broader selection of global content. Asia Pacific revenues grew to $10.3 million, up 29% from the same period a year ago. Revenues from international operations accounted for 32% of our consolidated revenues in the first quarter of fiscal 2009 and 30% in the first quarter of fiscal 2008. Our growth rates in Europe and Asia Pacific reflect our ability to sell additional services to existing clients and a reallocation of sell-side investment professionals to major non-U.S. money centers, especially in Asia.

Annual Subscription Value – ASV at a given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At November 30, 2008, ASV was $620 million, up $79 million or 15% from the prior year total of $541 million. Excluding acquisitions and foreign currency exchange, ASV increased $78.4 million over the last twelve months, up 14.5%. ASV from international operations increased from $168 million at November 30, 2007 to $199 million at November 30, 2008, representing 32% of the Company-wide total.

ASV growth in the first quarter of fiscal 2009 was $5.2 million. Excluding $1.8 million from foreign currency exchange, ASV increased $7.0 million since August 31, 2008. We believe the impact from Lehman Brothers, AIG and Washington Mutual are now fully factored into our ASV at November 30, 2008. The merger of Merrill Lynch and Bank of America is scheduled to close during our second fiscal quarter and we believe our exposure is significantly less than 1% of ASV. The ASV change in the first quarter was driven by our global investment management client base. Users of the PA 2.0 application grew 16% over the last 12 months, while real time news and quotes users over the FactSet workstation are up 50% year over year. Success with these applications partially offset the reduction of our ASV growth rate due to the deteriorating economic environment.

Approximately 79% of ASV at November 30, 2008 is derived from buy-side institutions and the remainder from the sell-side firms who perform M&A advisory work and equity research. Many sources are predicting that the current market turmoil will result in a reduction of the number of hedge funds. The contribution from hedge funds to our total ASV is 6%.

Users and Clients – At November 30, 2008, professionals using FactSet increased to 40,200, up 100 users from the beginning of the quarter. Client count was 2,079 as of November 30, 2008, a net decrease of 6 clients during the quarter. Client cancellations were consistent with prior periods; however, the number of gross client additions during the quarter was 43% lower than the average over the last four quarters. This fact indicates to us that the catalyst for decline in the net client count of 6 was that the turbulent economy negatively affected the probability of closing large purchase opportunities and caused a reduction in new firm creation. At quarter-end, the average subscription per client was $298,000, up 10% from $272,000 at November 30, 2007 and up from $295,000 at August 31, 2008.

At November 30, 2008, client retention remained at a rate in excess of 95%, consistent with the same period a year ago, and confirms the breadth and depth of a product suite that is deployed to a high quality, institutional client base. Our largest individual client accounted for less than 3% of total ASV as of November 30, 2008 and ASV from the ten largest clients is 17% of total client subscriptions. As of November 30, 2007, our largest individual client accounted for less than 3% of total and ASV from the ten largest clients was 15% of total client subscriptions.

Operating Expenses

	Three Months Ended November 30,
(In thousands)	2008	2007	Change
Cost of services	$53,332	$44,943	18.7%
Selling, general and administrative	50,970	46,735	9.1%

Total operating expenses	$104,302	$91,678	13.8%
Operating margin	33.0%	31.7%

Cost of Services

For the three months ended November 30, 2008, cost of services increased 19% to $53.3 million from $44.9 million in the comparable prior year period. Cost of services expressed as a percentage of revenues increased 80 basis points to 34.3% during the first quarter of fiscal 2009 from 33.5% a year ago. The increase year over year was driven by higher data costs partially offset by lower employee compensation as a percentage of revenues.

Data costs as a percentage of revenues rose by 1.7% for the three months ended November 30, 2008 compared to the same period in fiscal 2008. The first quarter of fiscal 2009 marked the first full quarter of operations for FactSet Fundamentals. In addition, incremental variable payments to data vendors from content subscriptions and higher levels of proprietary data content collection drove data costs higher year over year.

A reduction in employee compensation as a percentage of revenues partially offset the increase in data costs. Employee compensation decreased 0.9% as a percentage of revenues during the three months ended November 30, 2008 compared to the same period a year ago due to favorable currency rates. The U.S. dollar strengthened during the first quarter of fiscal 2009 as compared to the year ago period, especially against the Euro and British Pound Sterling, reducing our overall expense base.

Selling, General and Administrative

For the three months ended November 30, 2008, selling, general, and administrative (“SG&A”) expenses advanced 9% to $51.0 million from $46.7 million in the first quarter of fiscal 2008. SG&A expenses expressed as a percentage of revenues declined to 32.8% during the first quarter of fiscal 2009 from 34.8% a year ago. The 200 basis point decrease in SG&A expenses as a percentage of revenues was driven by lower employee compensation and travel and entertainment (“T&E”) costs. As mentioned earlier, the U.S. dollar strengthened during fiscal 2009, and as such reduced our international employee compensation base. A reduction in T&E was primarily due to a decrease in the cost per trip and a more prudent approach to FactSet interoffice travel.

Income from Operations and Operating Margin

Operating income advanced 21% to $51.3 million for the three months ended November 30, 2008 as compared to the prior year period. Our operating margin during the first quarter of fiscal 2009 was 33.0%, up 130 basis points from 31.7% a year ago. The U.S. dollar strengthened during the first quarter of fiscal 2009, reducing FactSet’s expense base. Since 96% of our ASV is billed in U.S. dollars, this improved operating income by $2.1 million and our operating margin by 1.3% for the three months ended November 30, 2008. Partially offsetting the benefit from foreign exchange was the first full quarter of FactSet Fundamentals. FactSet Fundamentals expenses in fiscal 2009 were primarily amortization of acquired intangible assets and the prepaid daily database updates and new employee growth to support the fundamental collection operation. Operating income declined $2.7 million from FactSet Fundamentals, which reduced the first quarter fiscal 2009 operating margin by 1.9%.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended November 30,
(In thousands, except per share data)	2008	2007	Change
Other income	$618	$2,042	(69.7)%
Provision for income taxes	$16,363	$15,140	8.1%
Net income	$35,585	$29,399	21.0%
Diluted earnings per common share	$0.73	$0.58	25.9%
Effective Tax Rate	31.5%	34.0%

Other Income

During the three months ended November 30, 2008, other income decreased $1.4 million or 70%, year over year. The decline in other income was a result of the Federal Reserve lowering U.S. interest rates by 3.5% over the last twelve months and our reallocation of investments to U.S. treasuries and U.S. government agency securities. At no time during fiscal 2009 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended November 30, 2008, the provision for income taxes increased to $16.4 million from $15.1 million in the comparable prior year period. Our effective tax rate for the three months ended November 30, 2008 was 31.5%, a decrease of 2.5% from an effective tax rate of 34.0% in the same period a year ago. Included in the just completed first quarter were income tax benefits of $1.4 million related to the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008. Excluding the $1.4 million of tax benefits from the reenactment of the R&D credit, the effective tax rate for fiscal 2009 was 34.2%, consistent with the year ago quarter.

Net Income and Earnings per Share

Net income rose 21% to $35.6 million and diluted earnings per share increased 26% to $0.73 for the three months ended November 30, 2008. Included in the just completed first quarter was a $0.03 per share benefit from the reenactment of the U.S. Federal R&D credit in October 2008, a $0.03 per share benefit from foreign currency exchange and $0.02 per share benefit from lower weighted average shares outstanding as of November 30, 2008. Partially offsetting these benefits was a $0.03 reduction in diluted earnings per share from FactSet Fundamentals. The primary expense drivers of FactSet Fundamentals were the cost of the Transition Services Agreement with Thomson Reuters Inc., amortization of acquired intangible assets and new employee growth to support the fundamental collection operation.

Foreign Currency

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) that arise from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included in determining net income for the period in which exchange rates change.

As depicted in the chart below, our non-U.S. dollar denominated revenues to be recognized over the next twelve months are estimated to be $19 million while our non-U.S. dollar denominated expenses are $105 million, which translates into a net foreign currency exposure of $86 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$3,257	$36,261	$(33,004)
British Pound Sterling	1,548	54,451	(52,903)
Yen	13,936	7,952	5,984
Other	—	6,375	(6,375)

Total	$18,741	$105,039	$(86,298)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 35% of our employees are located. During the first quarter of fiscal 2009, the U.S. dollar strengthened significantly, particularly against the British Pound Sterling and Euro, while weakening against the Japanese Yen. Foreign currency movements had the following effects in the first quarter of fiscal 2009 when holding currencies constant from the fourth quarter of fiscal 2008.

•	Decreased revenues by $0.3 million and operating expenses by $2.4 million.

•	Increased operating income by $2.1 million and operating margins by 130 basis points.

•	Increased diluted earnings per share by $0.03.

To reduce short-term variability in operating expenses denominated in the Euro and British Pound Sterling from foreign currency fluctuations, we entered into foreign currency forward contracts with maturities up to twelve months during the first quarter of fiscal 2009. These hedging programs are not designed to provide foreign currency protection over longer time horizons. During the first three months of fiscal 2009, we entered into foreign currency forward contracts to hedge approximately 55% of our net foreign currency exposure through the end of fiscal 2009. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements.

At November 30, 2008, the aggregated notional amount of all foreign currency forward contracts outstanding was 11.0 million Euros and 14.0 million British Pound Sterling. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss on the forward contract is initially reported as a component of accumulated other comprehensive (loss) income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded).

	Q2’09	Q3’09	Q4’09
Euro
Notional amount	€4,950,000	€3,120,000	€2,880,000
% of Net foreign currency exposure hedged	75%	45%	45%
Average Forward contract rate	1.425	1.341	1.339

British Pound Sterling
Notional amount	£6,540,000	£3,900,000	£3,600,000
% of Net foreign currency exposure hedged	75%	45%	45%
Average Forward contract rate	1.804	1.717	1.712

A loss on derivatives for the three months ended November 30, 2008 of $1.7 million was recorded into operating income in our Consolidated Statement of Income. There was no gain or loss recorded in the same period a year ago as we did not enter into foreign currency forward contracts until the second quarter of fiscal 2008. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at November 30, 2008 and August 31, 2008 was $4.2 million and $0.2 million in other current liabilities, respectively, and $2.8 million and $0.2 million (net of tax) in accumulated other comprehensive loss, respectively.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Three months ended November 30,	2008	2007
Net cash provided by operating activities	$39,760	$13,624
Capital expenditures (2)	9,379	5,575

Free cash flow (1)	$30,381	$8,049
Net cash provided by (used in) investing activities	$15,881	$(4,500)
Net cash used in financing activities	$(46,998)	$(23,377)
Cash and cash equivalents (as of November 30)	$123,856	$154,922

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

(2)	Included in net cash provided by (used in) investing activities during each period reported above.

Cash and cash equivalents aggregated to $123.9 million or 23% of our total assets at November 30, 2008, compared with $154.9 million or 30% of our total assets at November 30, 2007. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $5.9 million since August 31, 2008 as a result of cash provided by operations of $39.8 million, $25.3 million of proceeds from the sale of investments and $3.9 million from the exercise of employee stock options partially offset from cash outflows of $42.3 million related to stock repurchases, dividends paid of $8.6 million and capital expenditures, net of landlord contributions of $8.7 million.

During the first three months of fiscal 2009, free cash flow was $30.4 million, more than two times our previous first quarter high. During the last twelve months, we have generated over $138 million of free cash flow. Drivers of free cash flow during fiscal 2009 were record levels of net income, higher non-cash expenses and an improvement in working capital. The increase in cash flows from working capital changes was primarily from a decrease in accounts receivable and timing of our estimated tax payments. Our accounts receivable balance, net of reserves, decreased 5% in the first quarter as compared to August 31, 2008. Over the last twelve months, accounts receivable advanced only 13% while revenues increased 16% over the comparable period. At November 30, 2008 our DSO improved to 42 days as compared to 46 days at August 31, 2008 and November 30, 2007, respectively. In addition, in December 2008, we paid $14 million representing our estimated tax payment for the just completed first quarter which had a favorable effect on free cash flow during the first quarter, consistent with prior years.

The improvement in working capital was partially offset by the payment of variable employee compensation related to the previous fiscal year in the first quarter of 2009. As disclosed in our previously filed 2008 Annual Report on Form 10-K, we historically pay variable employee compensation related to the previous fiscal year in the first fiscal quarter. This cash outflow was $31.5 million, which reduced working capital in the first quarter of fiscal 2009.

Capital Resources

Capital Expenditures

For the quarter ended November 30, 2008 capital expenditures, net of landlord contributions for construction, totaled $8.7 million, up from $5.5 million in the same period a year ago. Expenditures for computer equipment were $5.4 million and the remainder covered office space expansion. Significant capital expenditures for computer equipment included adding two Hewlett Packard Integrity mainframe machines to each of our data centers. Expenditures for office expansion included the building out of new office space in our London, Norwalk, Chicago and Boston locations.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In February 2008, we renewed both our 364-day revolving credit facility and our three-year credit facility. The credit facilities (the “facilities”) are available in an aggregate principal amount of up to $25.0 million for working capital and general corporate purposes, with the facilities split into two equal tranches and maturing in March 2009 and 2011. Approximately $3.3 million in aggregate of these credit facilities has been utilized for letters of credit issued during the ordinary course of business as of November 30, 2008. We are obligated to pay a commitment fee on the unused portion of the facilities at a weighted average annual rate of 0.125%. The facilities also contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of November 30, 2008 and August 31, 2008, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of November 30, 2008.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three months ended November 30, 2008, there were no significant changes to our contractual obligations as of August 31, 2008. We currently have no significant capital commitments other than commitments under our operating leases, which decreased from $166.7 million at August 31, 2008 to $155.6 million at November 30, 2008.

Share Repurchases

On January 25, 2008, our Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, we completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the three months ended November 30, 2008, we repurchased 1.0 million shares for $42.3 million under the program. At November 30, 2008, $63 million remains authorized for future share repurchases.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our credit facilities will be sufficient to satisfy our working capital needs, capital expenditures, investment requirements, stock repurchases and financing activities for the next year. However, if we identify opportunities that exceed our current expectation, we may choose to seek additional capital resources through equity or debt financing. However, such financing may not be available at all, or if available may not be obtainable on terms favorable to us and could be dilutive.

Dividends

On November 17, 2008, we announced a regular quarterly dividend of $0.18 per share. The cash dividend was paid on December 16, 2008, to common stockholders of record on November 28, 2008. Future cash dividends will be paid using our existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008. With the exception of the adoption of SFAS 157 as of September 1, 2008, there were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2008. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on our results of operations or the fair values of our financial assets and liabilities.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) have experienced declines greater than 30% coupled with increased levels of volatility. Since January 1, 2008 these declines have generally been greater than 38%. A prolonged decline in equity indices of developed markets could impact the size and buying power of many of our clients.

We derive 79% of our revenues from investment management clients. The prosperity of these clients is tied to equity assets under management (“AUM”). An equity market decline not only depresses AUM but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation resulting in certain investment management clients cancelling products to fund the purchase of new services.

While increased use of our services among hedge funds is not a significant driver of our recent revenue growth, we do have more hedge fund clients today than three years ago. The recent steep decline in the equity markets could increase the normal rate of hedge fund closures and increase asset redemption rates in the near term. Many hedge funds rely on performance fees and utilize leverage. In addition, the rate closure related to small hedge funds may increase if they were relying on performance fees to cover operating costs.

Our sell-side clients account for 21% of our revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 has deepened and continues to plague many of the large banking clients due to the amount of leverage deployed in past operations. Clients such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia recently were purchased by other firms as their viability as stand-alone entities came under question. More of our clients could encounter similar problems. The recent lack of confidence in the global banking system has frozen credit markets and caused declines in merger and acquisitions funded by debt. It is unknown how long credit markets will remain distressed.

We service equity research and M&A departments. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a large percentage of the overall revenues of our clients. Regardless, the size of banks in general is shrinking as they deliver their balance sheets and adjust their expense base to future revenue opportunities. Our revenues may decline if banks including those involved in recent merger activity significantly reduce headcount in the areas of corporate M&A and equity research to compensate for the problems created by other departments that over extended the available capital of banks.

Historically, the correlation between the results of our operations and the performance of the global equity markets has not been one to one. Regardless of the market cycle, we have consistently grown revenues, including every quarter sequentially for the past 20 years (including the last 12 years as a public company). Today, we believe that our market opportunity is 15 times our current size even if the global equity markets, which we service, shrink by 15%. Difficult market conditions may increase the value of our ability to consolidate services for clients, including deploying real time news and quo, and may help advance the sales of proprietary content when we are the low cost provider.

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on management’s current expectations, estimates, forecast and projections about the industries in which we operate and the beliefs and assumptions of our management. All statements other than statements of historical facts are statements that could be deemed forward-looking statements, including statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results. Forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “ASV,” “believes,” “estimates,” “may” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed below. We do not intend and are under no obligation to update any of our forward-looking statements after the date of this Quarterly Report to reflect actual results or future events or circumstances.

Risk Factors

Set forth below and elsewhere in this report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Investors should carefully consider the risks described below before making an investment decision. These risks are not the only ones we face. Additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q filed with the SEC, including the Company’s consolidated financial statements and related notes thereto.

Our operating results are subject to quarterly and annual fluctuations as a result of numerous factors. As a consequence, operating results for a particular future period are difficult to predict and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the following factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	A prolonged decline in the return equities of developed markets impacting the buying power of our investment management clients

•	A global market crisis and related economic recession may affect our revenues and liquidity

•	The status of the global economy, including the financial status of global investment banks

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	The protection and privacy of our client data

•	A prolonged or recurring outage at one of our data centers

•	Our ability to integrate and market FactSet Fundamentals as a high quality asset and win new clients

•	Our ability to integrate newly acquired companies

•	The negotiation of contract terms supporting new and existing databases or products

•	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

•	Increased competition in our industry that may cause price reductions or loss of market share

•	Our ability to achieve historical levels of profitability and growth rates for revenues, earnings per share and cash flows

•	Our ability to hire and retain key qualified personnel

•	Resolution of ongoing and other probable audits by tax authorities

•	Third parties may claim infringement upon their intellectual property rights

•	Changes in accounting may affect our reported earnings and operating income

•	Internal controls may be ineffective

•	Malicious, ignorant or illegal employee acts regarding insider information

•	Resolution of ongoing and other probable audits by tax authorities

•	Changes to our corporate headquarters or regional offices that impact our business continuity plan

Business Outlook

The following forward-looking statements reflect our expectations as of December 16, 2008. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2009 Expectations

•	Revenues are expected to range between $156 million and $159 million.

•	Operating margins are expected to range between 31.5% and 33.0%. This guidance includes FactSet Fundamentals and represents an increase of 1.5% compared to our guidance three months ago.

•	Other income is expected to be between $0.4 million and $0.7 million.

•	The effective tax rate is expected to range between 33.6% and 34.2%.

•

EPS dilution from FactSet Fundamentals should be $0.04 per share. The primary expense drivers are the cost of the Transition Services Agreement with Thomson Reuters Inc., amortization of acquired intangible assets and new employee growth to support the fundamental collection operation.

Full Year Fiscal 2009

•	Capital expenditures, net of landlord contributions, remains at $32 million to $38 million.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones Industrials, Russell 1000, NASDAQ Composite, MSCI EAFE, and S&P 500) have experienced significant volatility during the past five years. Since September 1, 2008, the major equity indices have declined by more than 30% with increased levels of volatility. The demand for our solutions could be disproportionately affected by the recent downturns in the global equity and credit markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

The fair market value of our cash and investment portfolio at November 30, 2008 was $124 million. Our cash and investments portfolio is invested in U.S. treasury money market funds and U.S. government agency securities. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options or futures, nor are we permitted to invest on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. Our non-dollar denominated revenues to be recognized over the next twelve months are estimated to be $19 million while our non-dollar denominated expenses are $105 million, which translates into a net foreign currency exposure of $86 million per year or $21.5 million per quarter. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. Refer to the annualized foreign currency table disclosed in the Foreign Currency section within our Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis of our market risk.

There have been no material changes to our exposure to interest rate risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended August 31, 2008. Refer to Market Sensitivities in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our fiscal 2008 Annual Report on Form 10-K.

With respect to recent global economic events, there is an unprecedented uncertainty in the financial markets, which could bring potential liquidity risks to the Company. Such risks could include reduction in revenues and operating income, additional declines in our stock value, less availability and higher costs of additional credit, potential counterparty defaults and further commercial bank failures. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by the recent credit crisis. In addition, the credit worthiness of our clients is constantly monitored by us and we believe that our current group of clients are sound and represent no abnormal business risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
September 2008	—	—	—	$104,952
October 2008	976,881	$43.28	976,881	62,676
November 2008	—	—	—	62,676

	976,881	$43.28	976,881	$62,676

(1)	On January 25, 2008, the Company’s Board of Directors approved an expansion of the existing share repurchase program by an additional $125 million. At that time, the Company completed the $100 million expansion to the existing share repurchase program authorized by the Board on March 19, 2007. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. The table does not include share repurchases of common stock owned by employees in the Employee Stock Ownership Plan, which was terminated on June 20, 2005.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of FactSet Research Systems Inc. was held on December 16, 2008.

1.	Three nominees to the Board of Directors were elected.

Director	Term	For	Withhold Authority
Michael F. DiChristina	3 yrs.	42,483,081	649,385
Walter F. Siebecker	3 yrs.	39,694,931	3,437,535
Joseph R. Zimmel	2 yrs.	42,689,019	443,447

The other directors whose terms of office continue after that meeting are: Scott A. Billeadeau, Philip A. Hadley, Joseph E. Laird, Jr., James J. McGonigle and Charles J. Snyder.

2.	The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending August 31, 2009 was ratified.

For	43,092,360
Against	37,028
Abstain	3,078

3.	The adoption of the Company’s 2008 Non-Employee Directors’ Stock Option Plan was ratified.

For	21,460,723
Against	15,907,061
Abstain	214,361
No Vote	5,550,321

4.	The adoption of the Company’s 2008 Employee Stock Purchase Plan was ratified.

For	37,001,944
Against	368,990
Abstain	211,211
No Vote	5,550,321

5.	The amendment to the Company’s By-laws to require advance notice to the Company of stockholder nominations for election of directors and other business to be brought by stockholders before a meeting of stockholders in the manner provided by the Company’s By-laws was ratified.

For	39,819,585
Against	3,278,438
Abstain	34,443

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
3	Amended and Restated By-laws of FactSet Research Systems Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2009	/s/ PETER G. WALSH
Peter G. Walsh
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3	Amended and Restated By-laws of FactSet Research Systems Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer