Form 10-Q
period 2009-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2009-04-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2009

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
Yes ☐   No ☒

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on February 28, 2009 was 46,928,195.

FactSet Research Systems Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended

(In thousands, except per share data)	Feb 28, 2009	Feb 29, 2008	Feb 28, 2009	Feb 29, 2008

Revenues	$156,542	$140,238	$312,174	$274,413

Operating expenses
Cost of services	52,537	47,478	105,870	92,421
Selling, general and administrative	51,969	49,520	102,939	96,255

Total operating expenses	104,506	96,998	208,809	188,676

Operating income	52,036	43,240	103,365	85,737

Other income	197	1,431	815	3,473

Income before income taxes	52,233	44,671	104,180	89,210

Provision for income taxes	17,678	15,179	34,041	30,319

Net income	$34,555	$29,492	$70,139	$58,891

Basic earnings per common share	$0.74	$0.61	$1.49	$1.22
Diluted earnings per common share	$0.71	$0.59	$1.44	$1.17

Weighted average common shares (Basic)	47,000	48,069	47,206	48,225
Weighted average common shares (Diluted)	48,500	50,023	48,768	50,388

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	February 28, 2009	August 31, 2008

CURRENT ASSETS
Cash and cash equivalents	$132,308	$117,986
Investments	—	25,032
Accounts receivable, net of reserves	81,621	74,859
Prepaid FactSet Fundamentals database updates – current	3,540	6,377
Prepaid taxes	382	1,090
Deferred taxes	3,552	3,271
Other current assets	4,707	5,908

Total current assets	226,110	234,523
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	156,044	142,392
Less accumulated depreciation and amortization	(64,455)	(51,279)

Property, equipment and leasehold improvements, net	91,589	91,113
Goodwill	171,527	187,780
Intangible assets, net	45,654	58,333
Prepaid FactSet Fundamentals database updates – non-current	—	2,000
Deferred taxes	12,139	10,279
Other assets	4,246	3,246

TOTAL ASSETS	$551,265	$587,274

CURRENT LIABILITIES
Accounts payable and accrued expenses	$22,676	$22,366
Accrued compensation	23,485	38,095
Deferred fees	24,503	23,531
Dividends payable	8,447	8,634

Total current liabilities	79,111	92,626
NON-CURRENT LIABILITIES
Deferred taxes	3,634	5,122
Taxes payable	4,937	3,905
Deferred rent and other non-current liabilities	19,876	20,150

TOTAL LIABILITIES	$107,558	$121,803
Commitments and contingencies (See Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 57,456,644 and 57,106,926 shares issued; 46,928,195 and 47,968,758 shares outstanding at February 28, 2009 and August 31, 2008, respectively	575	571
Additional paid-in capital	224,336	206,585
Treasury stock, at cost: 10,528,449 and 9,138,168 shares at February 28, 2009 and August 31, 2008, respectively	(370,771)	(311,248)
Retained earnings	620,594	567,381
Accumulated other comprehensive (loss) income	(31,027)	2,182

TOTAL STOCKHOLDERS’ EQUITY	443,707	465,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$551,265	$587,274

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended

(In thousands)	Feb 28, 2009	Feb 29, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,139	$58,891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,001	14,932
Stock-based compensation expense	7,660	7,612
Deferred income taxes	(3,477)	(1,928)
Gain on sale of assets	(111)	(65)
Tax benefits from share-based payment arrangements	(1,487)	(6,981)
Changes in assets and liabilities, net of effects of business acquired
Accounts receivable, net of reserves	(6,764)	(10,712)
Accounts payable and accrued expenses	1,069	(625)
Accrued compensation	(13,271)	(9,272)
Deferred fees	972	(3,241)
Taxes payable, net of prepaid taxes	3,980	(4,468)
Landlord contributions	687	207
Other working capital accounts, net	(979)	457

Net cash provided by operating activities	75,419	44,807

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(13,891)
Proceeds from sales of investments	25,260	18,893
Purchases of investments	—	(25,103)
Purchases of property, equipment and leasehold improvements	(15,780)	(13,060)

Net cash provided by (used in) investing activities	9,480	(33,161)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(17,013)	(11,543)
Repurchase of common stock	(59,523)	(65,387)
Proceeds from employee stock plans	8,401	12,678
Tax benefits from share-based payment arrangements	1,487	6,981

Net cash used in financing activities	(66,648)	(57,271)

Effect of exchange rate changes on cash and cash equivalents	(3,929)	171

Net increase (decrease) in cash and cash equivalents	14,322	(45,454)
Cash and cash equivalents at beginning of period	117,986	168,834

Cash and cash equivalents at end of period	$132,308	$123,380

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2009
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

Basis of Presentation

The accompanying financial data as of February 28, 2009 and for the three and six months ended February 28, 2009 and February 29, 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2008 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

Revenue Recognition

FactSet revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. At the option of clients, FactSet services may be paid either in commissions from securities transactions or in cash. To facilitate the payment for services in commissions, the Company’s wholly owned subsidiary,

FactSet Data Systems, Inc. (“FDS”), is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. Services paid in commissions are derived from securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. That is, a client paying subscription charges on a commission basis directs the clearing broker to credit the commission on the transaction to FDS at the time the client executes a securities transaction. Clients may also direct commissions to unrelated third party brokers and request payment be transmitted to FactSet to pay for its services.

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision is estimated for billing adjustments and cancellation of services. This provision is accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable. FactSet recognizes revenue when all the following criteria are met:

–	the client subscribes to FactSet services,

–	the FactSet service has been rendered and earned during the month,

–	the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and

–	collectibility is reasonably assured.

Under the guidance in SAB 104, the Company’s subscriptions represent a single earnings process. Collection of subscription revenues through FDS’s external clearing broker does not represent a separate service or earnings process since FDS is not the principal party to the settlement of the securities transactions for which the clearing broker charges clearing fees. Clearing fees are recorded as a reduction to revenues in the period incurred at the time that a client executes securities transactions through the designated clearing broker. The Company earns the right to recover the clearing fee from its clients at the time the securities transactions are executed, which is the period in which the clearing fees are incurred.

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of February 28, 2009, the amount of accounts receivable, net of reserves that was unbilled totaled $0.5 million, which was billed at the beginning of March 2009.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. No individual client accounted for more than 3% of total subscriptions as of February 28, 2009. Subscriptions from the ten largest clients did not surpass 17% of total client subscriptions. As of February 28, 2009 and August 31, 2008, the receivable reserve was $1.7 million, respectively.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP SFAS 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. Effective September 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157. FSP SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. The Company is currently assessing the impact that the application of SFAS 157 to non-financial assets and liabilities will have on its results of operations and financial position.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will permit the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Effective September 1, 2008, FactSet adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of February 28, 2009.

Derivative Instruments

The Company conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro and Japanese Yen. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To hedge the financial exposure related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, FactSet considered several factors including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded).

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

Effective September 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109, which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the Company can recognize the benefit of an income tax position only if it is “more-likely-than-not” that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. See Note 13 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Foreign Currency Translation

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Accumulated foreign currency translation adjustments totaled ($28.7) million and $2.3 million at February 28, 2009 and August 31, 2008, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141(R) will significantly change current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. The Company will adopt SFAS 141(R) in the first quarter of fiscal 2010 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to amend and clarify the initial recognition and measurement, subsequent measurement and accounting, and related disclosures arising from contingencies in a business combination under SFAS 141(R). Under the new guidance, assets acquired and liabilities assumed in a business combination that arise from contingencies should be recognized at fair value on the acquisition date if fair value can be determined during the measurement period. If fair value can not be determined, companies should typically account for the acquired contingencies using existing guidance. The Company will adopt FSP SFAS 141(R)-1 in the first quarter of fiscal 2010 and does not expect the adoption to have a material effect on the Company’s financial position and results of operations.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. SFAS 161 requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The adoption of SFAS 161 in the second quarter of fiscal 2009 did not have a material impact on the Company’s financial position and results of operations.

4. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings, DealMaven and the Thomson Fundamentals businesses in August 2000, April 2001, January 2003, May 2004, September 2004, January 2005, August 2005, September 2005, February 2006, January 2008 and July 2008, respectively. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.9 years at February 28, 2009.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 28, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Data content	$39,580	$7,556	$32,024
Software technology	18,332	11,190	7,142
Client relationships	13,707	7,389	6,318
Trade names	192	114	78
Non-compete agreements	741	649	92

Total	$72,552	$26,898	$45,654

At August 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Data content	$47,423	$6,980	$40,443
Software technology	19,579	9,990	9,589
Client relationships	15,353	7,304	8,049
Trade names	539	448	91
Non-compete agreements	837	676	161

Total	$83,731	$25,398	$58,333

There were no intangible assets acquired during the three and six months ended February 28, 2009. The change in the gross carrying amount of intangible assets at February 28, 2009 as compared to August 31, 2008 was due to foreign currency translation adjustments and the disposal of fully amortized intangible assets that were no longer in use by FactSet as of February 28, 2009.

Amortization expense recorded for intangible assets for the three months ended February 28, 2009 and February 29, 2008 was $2.0 million and $1.9 million, respectively. Amortization expense recorded for intangible assets for the six months ended February 28, 2009 and February 29, 2008 was $4.1 million and $3.7 million, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2009 and the succeeding years are as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense

2009 (remaining six months)	$3,971
2010	7,458
2011	5,096
2012	4,106
2013	2,805
Thereafter	22,218

Total	$45,654

5. GOODWILL

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings, DealMaven and Thomson Fundamentals businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse and DSI are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. Based on the guidance in SFAS 142, Goodwill and Other Intangible Assets, the Company has determined that there were three reporting units during fiscal years 2009, 2008 and 2007, which are consistent with the operating segments reported under SFAS 131, Disclosures about Segments of an Enterprise and Related Information, because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2009, 2008 and 2007 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2008, 2007 and 2006 and determined that there had been no impairment.

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2009 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total

Balance at August 31, 2008	$99,599	$85,174	$3,007	$187,780
Goodwill acquired during the period	—	—	—	—
Foreign currency translation adjustments	—	(16,582)	329	(16,253)

Balance at February 28, 2009	$99,599	$68,592	$3,336	$171,527

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

The Company maintains a portfolio of investments that is managed to preserve principal. Pursuant to the investment guidelines established by the Company, the Company’s investments attempt to achieve high levels of credit quality, liquidity and diversification. The weighted average duration of the Company’s portfolios is managed not to exceed two years. Eligible investments include obligations issued by the U.S. Treasury and other governmental agencies, money market securities and highly rated commercial paper to be held in the custody of major financial institutions. Investments such as puts, calls, strips, straddles, short sales, options, futures, commodities, precious metals or investments on margin are not permitted under the Company’s investment guidelines. All investments are denominated in U.S. dollars.

The following table summarizes the Company’s cash and investments at February 28, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value

Cash on hand	$28,445	$—	$28,445
U.S. Treasury money market funds	44,512	—	44,512
U.S. Government agency money market funds	2,225	—	2,225
Corporate money market funds	57,126	—	57,126

Fixed income securities
Government securities (U.S. Treasuries)	—	—	—
Government agency securities	—	—	—
Commercial paper (corporate debt securities)	—	—	—

Publicly traded equity securities	—	—	—

Total cash and investments	$132,308	$—	$132,308

The following table summarizes the Company’s cash and investments at August 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value

Cash on hand	$42,256	$—	$42,256
U.S. Treasury money market funds	24,333	—	24,333
U.S. Government agency money market funds	51,397	—	51,397
Corporate money market funds	—	—	—

Fixed income securities
Government securities (U.S. Treasuries)	20,355	39	20,394
Government agency securities	4,563	75	4,638
Commercial paper (corporate debt securities)	—	—	—

Publicly traded equity securities	—	—	—

Total cash and investments	$142,904	$114	$143,018

Investments are recorded at fair value determined from readily available quoted market prices. The Company did not hold any investments as of February 28, 2009. All of the Company’s investments as of August 31, 2008 were classified as available-for-sale securities in accordance with SFAS 115. Unrealized gains on available-for-sale securities of $0.1 million were included net of tax in accumulated other comprehensive income in stockholders’ equity at August 31, 2008. The Company’s cash and investment portfolio did not experience any significant realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2009 and 2008.

7. DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro and Japanese Yen. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). FactSet uses foreign currency forward contracts to manage its exposure to foreign exchange rate risk. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency.

Cash Flow Hedges

During the first six months of fiscal 2009, FactSet entered into foreign currency forward contracts with maturities up to twelve months to reduce the short-term effects of foreign currency fluctuations. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the second quarter of fiscal 2009 or fiscal 2008 and as such, no gains or losses were reclassified into earnings. These hedging programs are not designed to provide foreign currency protection over the long time horizon.

These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

The average notional amount of all foreign currency forward contracts outstanding was 12.3 million Euros and 15.5 million British Pounds during the second quarter of fiscal 2009. At February 28, 2009, the aggregated notional amount of all foreign currency forward contracts outstanding was 13.6 million Euros and 17.0 million British Pounds. The following is a summary of all hedging positions and corresponding fair values held as of February 28, 2009 (in thousands):

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Liability

U.K. British Pound Sterling / U.S. dollar	$26,891	$(2,527)
Euro / U.S. Dollar	18,151	(879)

Total	$45,042	$(3,406)

The fair value of all derivative instruments recorded in the Company’s Consolidated Statement of Financial Condition at August 31, 2008 was $0.2 million (net of tax) in accumulated other comprehensive loss.

Counterparty Credit Risk

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. To mitigate such risk, FactSet enters into contracts with two large financial institutions (JPMorgan Chase and Bank of America). The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. At February 28, 2009, the Company did not expect any losses as a result of default of its counterparties.

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Feb 28, 2009	Aug 31, 2008

Derivatives designated as hedging instruments	Accounts payable and accrued expenses:
	Foreign Exchange Contracts – Forwards	$3,406	$185

Derivatives not designated as hedging instruments	Accounts payable and accrued expenses:
	Foreign Exchange Contracts – Forwards	$—	$—

	Total Net Derivative Liabilities	$3,406	$185

Derivatives in Cash Flow Hedging Relationships for the six months ended February 28, 2009 and February 29, 2008 (in thousands):

	Derivative (Loss) Gain Recognized in OCI (Effective Portion)		Location of Derivative (Loss) Gain Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI to Income (Effective Portion)

	2009	2008		2009	2008

Foreign exchange contracts – forwards	$(2,128)	$143	SG&A	$4,401	$—

Note: No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness.

A loss on derivatives for the three months ended February 28, 2009 of $2.7 million was recorded into operating income in the Company’s Consolidated Statement of Income. There was no gain or loss recorded in the same period a year ago.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table provides a summary of the activity associated with all of our designated cash flow hedges (foreign currency) reflected in AOCI (in thousands):

	Six Months Ended

	Feb 28, 2009	Feb 29, 2008

Beginning balance, net of tax	$(206)	$—
Changes in fair value (loss) gain	(6,529)	143
Loss reclassed to earnings	4,401	—

Ending balance, net of tax	$(2,334)	$143

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets and liabilities include FactSet’s investments in institutional money market funds that are classified as cash equivalents. Valuations of these products do not require a significant degree of judgment.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets are classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of February 28, 2009 or at adoption of SFAS 157 on September 1, 2008.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table shows by level within the fair value hierarchy the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of February 28, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Assets (cash equivalents)
U.S. Treasury money market funds	$44,512	$—	$—	$44,512
Corporate money market funds	57,126			57,126
U.S. Government agency money market funds	2,225	—	—	2,225

Total assets measured at fair value	$103,863	$—	$—	$103,863

Liabilities
Derivative liabilities	$—	$3,406	$—	$3,406

Total liabilities measured at fair value	$—	$3,406	$—	$3,406

Cash, Cash Equivalents and Investment Securities

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statement of Financial Condition at February 28, 2009 as follows:

	Fair Value Measurements Using

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Cash equivalents	$103,863	$—	$—	$103,863
Investments	—	—	—	—

Total assets measured at fair value	$103,863	$—	$—	$103,863

Accounts payable and accrued liabilities (derivative liabilities)	$—	$3,406	$—	$3,406

Total liabilities measured at fair value	$—	$3,406	$—	$3,406

9. COMMON STOCK AND EARNINGS PER SHARE

On February 4, 2009, the Company announced a regular quarterly dividend of $0.18 per share. The cash dividend was paid on March 17, 2009, to common stockholders of record on February 27, 2009. Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended

	February 28, 2009	February 29, 2008

Balance at September 1	47,969	48,349
Common stock issued for employee stock plans	349	653
Repurchase of common stock	(1,390)	(1,131)

Balance at February 28, 2009 and February 29, 2008	46,928	47,871

Earnings per Share

Basic earnings per share (“EPS”) is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of employee stock options and restricted common stock. SFAS 128, Earnings per Share, requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount

For the three months ended February 28, 2009
Basic EPS
Income available to common stockholders	$34,555	47,000	$0.74
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,500

Income available to common stockholders plus assumed conversions	$34,555	48,500	$0.71

For the three months ended February 29, 2008
Basic EPS
Income available to common stockholders	$29,492	48,069	$0.61
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,954

Income available to common stockholders plus assumed conversions	$29,492	50,023	$0.59

For the six months ended February 28, 2009
Basic EPS
Income available to common stockholders	$70,139	47,206	$1.49
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,562

Income available to common stockholders plus assumed conversions	$70,139	48,768	$1.44

For the six months ended February 29, 2008
Basic EPS
Income available to common stockholders	$58,891	48,225	$1.22
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,163

Income available to common stockholders plus assumed conversions	$58,891	50,388	$1.17

Dilutive potential common shares consist of stock options and unvested restricted stock awards. For the three and six months ended February 28, 2009, 2,464,347 and 2,386,579, respectively, stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Similarly, for the three and six months ended February 29, 2008, 680,449 and 17,049, respectively, stock options were excluded from the calculation of diluted earnings per share. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2009 and February 29, 2008, respectively.

For the three and six months ended February 28, 2009, 1,912,865 performance-based stock option grants were excluded from the calculation of diluted earnings per share in accordance with SFAS 128. Similarly, 1,756,427 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and six months ended February 29, 2008. As indicated in SFAS 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at February 28, 2009 and February 29, 2008 for performance-based stock options granted in fiscal 2008 and 2007.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On March 16, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. During the six months ended February 28, 2009, the Company repurchased 1,390,281 shares for $59.5 million under the program. Including the $100 million expansion, $145 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At February 28, 2009 and August 31, 2008, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended

	Feb 28, 2009	Feb 29, 2008	Feb 28, 2009	Feb 29, 2008

Net income	$34,555	$29,492	$70,139	$58,891
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on investments	—	73	(72)	147
Net unrealized gain (loss) on cash flow hedges	419	143	(2,128)	143
Foreign currency translation adjustments	(7,332)	(820)	(31,009)	3,606

Comprehensive income	$27,642	$28,888	$36,930	$62,787

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	February 28, 2009	August 31, 2008

Accumulated unrealized gains on investments, net of tax	$—	$72
Accumulated unrealized loss on cash flow hedges, net of tax	(2,334)	(206)
Accumulated foreign currency translation adjustments	(28,693)	2,316

Total accumulated other comprehensive (loss) income	$(31,027)	$2,182

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

General Option Activity

A summary of stock option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share

Balance at August 31, 2008	3,562	8,916	$40.11
Granted	(330)	330	$36.00
Exercised	—	(79)	$16.74
Forfeited	46	(46)	$52.69

Balance at November 30, 2008	3,278	9,121	$40.10
Granted	(69)	69	$42.09
Exercised	—	(193)	$19.16
Forfeited	25	(25)	$41.10

Balance at February 28, 2009	3,234	8,972	$40.57

There were 329,857 employee stock options granted during the first quarter of fiscal 2009 at prices which ranged from $35.80 to $42.72. During the second quarter of fiscal 2009, 68,890 stock options were granted to the Company’s non-employee Directors with a weighted average exercise price of $42.09 per share. No employee stock options were granted during the second quarter of fiscal 2009. At February 28, 2009, there were 3,233,820 shares available for future grants under the Option Plans.

The total number of in-the-money options exercisable as of February 28, 2009 was 3,963,902 with a weighted average exercise price of $22.75. As of August 31, 2008, 4,588,788 in-the-money outstanding options were exercisable with a weighted average exercise price was $25.12.

The aggregate intrinsic value represents the difference between the Company’s closing stock price of $38.54 as of February 28, 2009 and the exercise price multiplied by the number of options exercisable as of that date. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2009 and August 31, 2008 was $62.6 million and $172.5 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2009 and February 29, 2008 was $6.5 million and $26.2 million, respectively.

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

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. At February 28, 2009 the Company estimated that none of the performance-based stock options will vest. This results in zero unamortized stock-based compensation expense as of February 28, 2009. The Company’s estimate considered the current difficult economic conditions and the potential adverse impact on many of its clients from the dislocation in the global equity and credit markets. A change in the financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 28, 2009	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized

0%	$—	$—	$—
20%	$1,665	$1,445	$121
60%	$4,995	$4,335	$363
100%	$8,325	$7,225	$605

(A)

Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of February 28, 2009. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At February 28, 2009, the Company has estimated that none of the performance-based stock options should vest, down from 20% or 211,796 performance-based stock options in previous periods. The change in estimate required the Company to record a pre-tax benefit of $0.3 million in the second quarter of fiscal 2009 and requires no additional stock-based compensation to be recognized over the remaining vesting period. A change in the financial performance levels achieved by the Company could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 28, 2009	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized

0%	$—	$—	$—
20%	$2,940	$573	$163
60%	$8,820	$1,719	$489
100%	$14,700	$2,865	$815

(A)

Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of February 28, 2009. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

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

During the second quarter of fiscal 2009, employees purchased 38,470 shares at a price of $30.30, while in the first quarter of fiscal 2009 employees purchased 39,166 shares at a price of $34.00. At February 28, 2009, 514,202 shares were collectively reserved for future issuance under the 2001 Employee Stock Purchase Plan and the 2008 Employee Stock Purchase Plan.

The Company continues to use the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended February 28, 2009 and February 29, 2008 was $6.94 and $9.62 per share, respectively, with the following weighted average assumptions:

	Three Months Ended

	Feb 28, 2009	Feb 29, 2008

Risk-free interest rate	0.15%	2.64%
Expected life	3 months	3 months
Expected volatility	27.6%	15.0%
Dividend yield	2.0%	0.9%

The weighted average estimated fair value of employee stock purchase plan grants during the six months ended February 28, 2009 and February 29, 2008 was $10.33 and $10.11 per share, respectively, with the following weighted average assumptions:

	Six Months Ended

	Feb 28, 2009	Feb 29, 2008

Risk-free interest rate	0.42%	3.17%
Expected life	3 months	3 months
Expected volatility	31.4%	15.5%
Dividend yield	1.6%	0.8%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest in two equal tranches over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. No restricted stock awards vested during the three and six months ended February 28, 2009 and February 29, 2008. As of February 28, 2009, 50% of the restricted stock grants have vested and issued to restricted stock award holders. There were no restricted stock awards granted during the three and six months ended February 28, 2009 and February 29, 2008.

12. STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under the provisions of SFAS 123(R), Share-Based Payment. SFAS 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Purchase Plan based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the three months ended February 28, 2009 and February 29, 2008, which was allocated as follows (in thousands):

	2009	2008

Cost of services	$985	$1,342
Selling, general and administrative	2,502	3,557

Stock-based compensation included in operating expenses*	3,487	4,899
Tax impact of stock-based compensation	(1,180)	(1,666)

Stock-based compensation, net of tax	$2,307	$3,233

* Included in the second quarter of fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that would vest in August 2008. During the second quarter of fiscal 2008, the Company estimated that it was probable it would achieve organic annualized subscription value (“ASV”) and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This reflected a higher performance level than previously estimated and accordingly increased the number of options that was estimated to vest at the end of fiscal 2008.

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the six months ended February 28, 2009 and February 29, 2008, which was allocated as follows (in thousands):

	2009	2008

Cost of services	$2,226	$2,104
Selling, general and administrative	5,434	5,508

Stock-based compensation included in operating expenses	7,660	7,612
Tax impact of stock-based compensation	(2,607)	(2,591)

Stock-based compensation, net of tax	$5,053	$5,021

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

As of February 28, 2009, $28.9 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.50 years. There were no stock-based compensation costs capitalized as of February 28, 2009 or August 31, 2008, respectively.

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

There were no employee stock options granted during the second quarter of fiscal 2009. However, in the first three months of fiscal 2009, 329,857 employee stock options were granted at prices which ranged from $35.80 to $42.72. The weighted average estimated value of employee stock options granted during the first quarter of fiscal 2009 was $9.39 per share, using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.89% - 3.09%
Expected life	5.05 years
Term structure of volatility	33.1% - 37.8%
Dividend yield	2.01%

In connection with the acquisition of DealMaven on January 31, 2008, 120,000 stock options were granted to key employees of DealMaven now employed by the Company. No other stock options were granted to employees of the Company during the three and six months ended February 29, 2008. The weighted average estimated fair value of the 120,000 employee stock options granted to key employees of DealMaven was $17.72 per share, using the binomial option model with the following weighted average assumptions:

Term structure of risk-free interest rate	2.0% - 3.2%
Expected life	5.44 years
Term structure of volatility	28.9% - 38.9%
Dividend yield	0.86%

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

Non-Employee Director Stock Option Grants

On December 16, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Stock Option Plan (the “Plan”) that provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The ratification of the Plan replaced the Company’s 1998 Non-Employee Directors’ Stock Option Plan, which had expired on November 1, 2007, except with respect to outstanding options previously granted hereunder. A total of 250,000 shares of FactSet common stock have been reserved for issuance under the Plan. The expiration date of the Plan is December 1, 2018. The shares of common stock to be issued may be either authorized and unissued shares or shares held by the Company in its treasury. Consistent with the 1998 Non-Employee Directors’ Stock Option Plan Stock Option Plan, the new Plan provides for annual equity grants for each non-employee director and will provide the Company greater flexibility to change the vesting schedule per option grant, modify the number of options granted on an annual basis and adjust the term of the grants. As such, the Compensation Committee approved an annual equity grant of 5,315 non-qualified stock options to each of the six non-employee directors on January 15, 2009.

In order to compensate each non-employee Director for his service to the Company during fiscal 2008, the Compensation Committee recommended and the Board approved a one-time grant of 4,500 options to be issued on January 15, 2009 to each of the six non-employee directors. Of the options granted, 20% vested immediately with the remainder to vest over four years. In addition, as a new outside Director of FactSet, Mr. Joseph Zimmel was awarded a new Director equity grant of 10,000 non-qualified stock options on January 15, 2009. 20% or 2,000 of these non-qualified stock options granted to Mr. Zimmel vested immediately with the remainder to vest ratably at 20% per year over four years upon the anniversary date of the grant and expire seven years from the date the options were granted.

The Company utilizes the Black-Scholes option-pricing model to estimate the fair value of new non-employee Director stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

During the second quarter of fiscal 2009, 68,890 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $12.08 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.45%
Expected life	5.51 years
Expected volatility	35.2%
Dividend yield	1.71%

The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercises and non-employee director terminations within the valuation model. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

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

As of February 28, 2009, the Company has gross unrecognized tax benefits totaling $4.9 million, including $1.2 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by two tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The aggregate changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2009 were as follows (in thousands):

Unrecognized tax benefits at August 31, 2008	$3,905
Additions based on tax positions related to the current year	437
Additions for tax positions of prior years	595
Reductions for tax positions of prior years	—
Lapse of statue of limitations	—
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at February 28, 2009	$4,937

As of February 28, 2009, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years

U.S.
Federal	2007 and 2008
State (various)	2003 through 2008

Europe
France	2004 through 2008
United Kingdom	2005 through 2008

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and India. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Of the total $171.5 million of goodwill reported by the Company at February 28, 2009, 58% was recorded in the U.S. segment, 40% in the European segment and the remaining 2% in the Asia Pacific segment. The accounting policies of the segments are the same as those described in the Note 2, Summary of Significant Accounting Policies.

The following tables reflect the results of operations of the segments consistent with the Company’s management system. Management uses these results both in evaluating the performance of and in allocating resources to each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total

For the three months ended February 28, 2009
Revenues from clients	$106,689	$39,440	$10,413	$156,542
Segment operating profit	$32,782	$13,585	$5,669	$52,036
Total assets at February 28, 2009	$367,296	$166,985	$16,984	$551,265

For the three months ended February 29, 2008
Revenues from clients	$97,140	$34,305	$8,793	$140,238
Segment operating profit	$29,826	$7,452	$5,962	$43,240
Total assets at February 29, 2008	$378,455	$138,670	$8,775	$525,900

For the six months ended February 28, 2009
Revenues from clients	$213,058	$78,424	$20,692	$312,174
Segment operating profit	$64,088	$27,261	$12,016	$103,365

For the six months ended February 29, 2008
Revenues from clients	$190,971	$66,652	$16,790	$274,413
Segment operating profit	$59,377	$15,707	$10,653	$85,737

15. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the company’s balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At February 28, 2009, the Company leased office space in the U.S. in Norwalk, Connecticut; Newark, New Jersey; Boston, Massachusetts; New York, New York; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; Tuscaloosa, Alabama; San Mateo and Santa Monica, California; and outside the U.S. in London; Tokyo; Hong Kong; Sydney; Amsterdam; Frankfurt; Milan; Hyderabad and Mumbai, India; and Paris and Avon, France. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At February 28, 2009, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,

2009 (remaining six months)	$9,499
2010	18,794
2011	18,301
2012	16,604
2013	16,403
Thereafter	67,320

Minimum lease payments	$146,921

During the three months ended February 28, 2009 and February 29, 2008, rent expense for all operating leases amounted to $6.6 million and $5.5 million, respectively. Rent expense for all operating leases for the first half of fiscal 2009 and 2008 totaled $12.5 million and $10.5 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current lease commitments as of February 28, 2009.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. The Company periodically reviews its receivables from clients for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 3% of total subscriptions as of February 28, 2009. Subscriptions from the ten largest clients did not surpass 17% of total client subscriptions.

16. REVOLVING CREDIT FACILITIES

In March 2008, the Company renewed its three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of February 28, 2009. The Company is obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

We combine more than 500 data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from more than 85 data suppliers and over 100 exchanges and news sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Our investment management clients represent 80% of our total annual subscription value (“ASV”), while the remaining ASV is derived from investment banking clients.

Services may be paid for using commissions on securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. Clients may also direct commissions to unrelated third party brokers and request that payment be transmitted to FactSet to pay for its services. Services paid in commissions represented 22% of total revenues during the three months ended February 28, 2009 and February 29, 2008.

Employee count at February 28, 2009 was 2,150, up 96 employees over the past three months and up 18% from a year ago. Excluding FactSet Fundamentals, the increase in employees was 58 or 3% since August 31, 2008. Approximately 35% of the Company’s employees conduct sales and consulting services, another 30% are involved in product development, software and systems engineering and the remaining 35% of employees are involved with content collection or provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and six months ended February 28, 2009 and February 29, 2008, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended

(In thousands, except per share data)	Feb 28, 2009	Feb 29, 2008	Change	Feb 28, 2009	Feb 29, 2008	Change

Revenues	$156,542	$140,238	11.6%	$312,174	$274,413	13.8%
Cost of services	52,537	47,478	10.7	105,870	92,421	14.6
Selling, general and administrative	51,969	49,520	4.9	102,939	96,255	6.9
Operating income	52,036	43,240	20.3	103,365	85,737	20.6
Net income	34,555	29,492	17.2	70,139	58,891	19.1
Diluted earnings per common share	$0.71	$0.59	20.3%	$1.44	$1.17	23.1%
Diluted weighted average common shares	48,500	50,023		48,768	50,388

Revenues

Revenues – Revenues for the three months ended February 28, 2009 increased 12% to $156.5 million from $140.2 million for the same period a year ago and included $1.0 million from FactSet Fundamentals. Revenue growth of 12% in the second quarter of fiscal 2009 was driven by our real time news and quotes capabilities included in the FactSet workstation and incremental subscriptions to FactSet Estimates and Fundamentals. Users of real time news and quotes increased 41% over the prior year.

For the first half of fiscal 2009, revenues advanced 14% to $312.2 million from $274.4 million in the prior year period. Revenue growth was driven by growth of our real time news and quotes product, expanded deployment of FactSet proprietary data across all geographies and clients continuing to license our advanced applications such as Portfolio Analytics

(“PA”). The portfolio analysis workstation is the largest revenue contributing member of the Portfolio Analytics suite. Approximately 652 clients consisting of 5,773 users subscribed to our Portfolio Analytics suite of applications as of February 28, 2009. PA users increased by 43 during the first half, while the number of clients increased by 15.

Revenues by Geographic Region

	Three Months Ended			Six Months Ended

(In thousands)	Feb 28, 2009	Feb 29, 2008	Change	Feb 28, 2009	Feb 28, 2009	Change

U.S.	$106,689	$97,140	9.8%	$213,058	$190,971	11.6%
% of revenues	68.2%	69.3%		68.2%	69.6%

Europe	$39,440	$34,305	15.0%	$78,424	$66,652	17.7%
Far East	10,413	8,793	18.4%	20,692	16,790	23.2%

International	$49,853	$43,098	15.7%	$99,116	$83,442	18.8%
% of revenues	31.8%	30.7%		31.8%	30.4%
Consolidated	$156,542	$140,238	11.6%	$312,174	$274,413	13.8%

Use of real time news and quotes and expanded deployment of FactSet proprietary data continued to spread across all geographies. Revenues from our U.S. business increased 10% to $106.7 million during the three months ended February 28, 2009 compared to $97.1 million in the same period a year ago. International revenues in the second quarter of fiscal 2009 were $49.9 million, an increase of 16% from $43.1 million in the prior year period. The impact from foreign currency on international revenues was less than $0.1 million year over year. European revenues advanced 15% to $39.4 million, largely related to the deployment of our portfolio analysis and a broader selection of global content. Asia Pacific revenues grew to $10.4 million, up 18% from the same period a year ago. Revenues from international operations accounted for 32% of our consolidated revenues in the second quarter of fiscal 2009 and 31% in the second quarter of fiscal 2008. Our growth rates in Europe and Asia Pacific reflect our ability to sell additional services to existing clients and a reallocation of sell-side investment professionals to major non-U.S. money centers, especially in Asia.

Annual Subscription Value – ASV at a given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At February 28, 2009, ASV was $623 million, up $48 million or 8.3% from the prior year total of $575 million. Of this total, 80% of ASV derives from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research. ASV from international operations increased from $179 million at February 29, 2008 to $198 million at February 28, 2009, representing 32% of the Company-wide total. We believe our ASV will decline from the merger of Merrill Lynch and Bank of America during our third fiscal quarter, but the exposure is significantly less than 1% of ASV.

ASV growth in the second quarter of fiscal 2009 was $3 million, which included a reduction in ASV of $1 million from foreign currency exchange. Excluding the impact from foreign currency, ASV increased $4 million since November 30, 2008. The ASV change for the quarter included $7.0 million from the annual price increase for U.S. investment management clients. We believe the increase in ASV during the second fiscal quarter of 2009 represents positive performance and a gain in market share. Success with our real time news and quotes and demand for proprietary content partially offset the reduction of our ASV growth rate due to the deteriorating economic environment. Buy-side institutions joined sell-side firms in scaling back expenditures, emphasizing savings over spending. Cost cuts were significant due to the decline in asset values and the majority of our clients implemented expense reductions. These actions reduced the number of client subscribers during the quarter.

Users and Clients - At February 28, 2009, there were 38,700 professionals using FactSet, a decline of 1,500 users from the beginning of the quarter. Client count was 2,067 as of February 28, 2009, a net decrease of 12 clients during the quarter. At quarter-end, the average subscription per client was $301,000, up 6% from $285,000 at February 29, 2008 and up from $295,000 at August 31, 2008. Many buy-side clients reduced professional headcount during the second quarter of fiscal 2009, which negatively impacts our user count and reduced subscriptions to add-on applications. Although the number of PA users declined by 94, the fact that our PA client count was positive indicates to us that the economic downturn forced this outcome rather than competitive pressures. In addition, the lack of available credit adversely impact the number of M&A transaction completed resulting in sell-side firms continuing to reduce headcount to match the near-term opportunities.

At February 28, 2009, annual client retention was greater than 95% of ASV and 90% of clients, consistent with the same period a year ago. This confirms the breadth and depth of a product suite that is deployed to a high quality, institutional client base. Our largest individual client accounted for less than 3% of total ASV as of February 28, 2009 and ASV from the ten largest clients is 17% of total client subscriptions. As of February 29, 2008, our largest individual client accounted for less than 3% of total and ASV from the ten largest clients was 16% of total client subscriptions.

Operating Expenses

	Three Months Ended			Six Months Ended

(In thousands)	Feb 28, 2009	Feb 29, 2008	Change	Feb 28, 2009	Feb 29, 2008	Change

Cost of services	$52,537	$47,478	10.7%	$105,870	$92,421	14.6%
Selling, general and administrative	51,969	49,520	4.9%	102,939	96,255	6.9%

Total operating expenses	$104,506	$96,998	7.7%	$208,809	$188,676	10.7%
Operating Margin	33.2%	30.8%		33.1%	31.2%

Reduction to Annual Expense Base

Our annual expense base has been reduced by $26 million during the first half of fiscal 2009. The drivers of the decrease were favorable currency rates and streamlining FactSet’s operations. The strengthening of the U.S. dollar, particularly against the British Pound Sterling and Euro, reduced our annual non-U.S. expense base by $16 million. This reduction improved our profitability, since 96% of our revenues are billed in U.S. dollars.

In the summer of 2008, we embarked on an initiative to locate operational efficiencies. More than 40 ideas have or are in the process of being implemented. Recurring annual expense savings thus far have reached $10 million per year. The savings were captured without impacting the quality of our products and service.

Cost of Services

For the three months ended February 28, 2009, cost of services increased 11% to $52.5 million from $47.5 million in the comparable prior year period. However, cost of services expressed as a percentage of revenues decreased 30 basis points to 33.6% during the second quarter of fiscal 2009 from 33.9% a year ago. During the first six months of fiscal 2009, cost of services advanced 15% to $105.9 million from $92.4 million in the first half of fiscal 2008. For the first half of fiscal 2009, cost of services expressed as a percentage of revenues increased 20 basis points due to an increase in data costs partially offset by lower employee compensation. The decreases year over year were driven by lower employee compensation and communication costs, partially offset by higher data costs and computer related expenses as a percentage of revenues.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues decreased 105 basis points during the three months ended February 28, 2009 and 85 basis points for the first half of fiscal 2009 compared to the same periods a year ago due to favorable currency rates and incremental stock-based compensation in the prior year related to performance-based options. The U.S. dollar strengthened during the second quarter of fiscal 2009 as compared to the year ago period, especially against the Euro and British Pound Sterling, reducing our overall expense base. Cost of services rose 43 basis points the second quarter of fiscal 2008 due to an increase in the estimated number of performance-based stock options that would vest in August 2008. Communication costs as a percentage of revenues decreased 45 basis points for the three months ended February 28, 2009 as compared to the same period in fiscal 2008. The decrease in communication costs was caused by implementing more cost effective means to connect client to our data centers.

An increase in data costs and computer related expenses partially offset the decreases in employee compensation and communication costs. Data costs as a percentage of revenues increased by 60 basis points and 110 basis points, respectively, for the three and six months ended February 28, 2009 compared to the same period in fiscal 2008, driven by a full quarter of operations for FactSet Fundamentals, which was not in operation last year. In addition, higher levels of proprietary data content collection and incremental variable payments to data vendors from content subscriptions drove data costs higher year over year. Computer related expenses as a percentage of revenues increased 60 basis points for the three months ended February 28, 2009 compared to the same period in fiscal 2008. The increase in computer related expenses relates to last year’s transition to Hewlett Packard Integrity mainframe machines in our data centers. Computer maintenance expenses rose because maintenance commences one year after a mainframe is deployed due to the expiration of the warranty. Computer depreciation also increased because no mainframe machines became fully depreciated during the quarter.

Selling, General and Administrative

For the three months ended February 28, 2009, selling, general, and administrative (“SG&A”) expenses advanced 5% to $52.0 million from $49.5 million in the second quarter of fiscal 2008. During the first six months of fiscal 2009, SG&A advanced 7% to $102.9 million from $96.3 million in the first half of fiscal 2008. However, SG&A expenses expressed as a percentage of revenues declined 210 basis points to 33.2% during the second quarter of fiscal 2009 from 35.3% a year ago.

The decrease in SG&A as a percentage of revenues was also 210 basis points for the first half of fiscal 2009. The 210 basis point decrease in SG&A expenses as a percentage of revenues was driven by lower employee compensation and travel and entertainment (“T&E”) costs partially offset by an increase in rent expense.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues decreased 120 basis points during the three months ended February 28, 2009 and 155 basis points for the first half of fiscal 2009 compared to the same periods a year ago due to favorable currency rates and incremental stock-based compensation in the prior year related to performance-based options. As mentioned earlier, the U.S. dollar strengthened during fiscal 2009, and as such reduced our international employee compensation base. Included in SG&A during the second quarter of fiscal 2008 was a pre-tax charge of $1.8 million related to an increase in the estimate of the number of performance-based stock options that would vest in August 2008. The decrease in T&E costs as a percentage of revenues by 165 and 120 basis points, respectively, for the three and six months ended February 28, 2009 compared to the same period in fiscal 2008 was primarily due to a decrease in the cost per trip and a more prudent approach to FactSet interoffice travel.

Operating Income and Operating Margin

Operating income advanced 20% to $52.0 million for the three months ended February 28, 2009 as compared to the prior year period. Our operating margin during the second quarter of fiscal 2009 was 33.2%, up 240 basis points from 30.8% a year ago primarily due favorable currency rates, cost saving initiatives and incremental stock-based compensation in the prior year partially offset by higher proprietary data collection costs. The U.S. dollar strengthened during the second quarter of fiscal 2009, reducing our expense base. Since 96% of our ASV is billed in U.S. dollars, this improved operating income by $3.2 million and our operating margin by 2.0% for the three months ended February 28, 2009. Included in the second quarter of fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008. The change in estimate increased operating expenses by $2.4 million in the year ago period and decreased operating margins by 180 basis points from 32.6% to 30.8%. Partially offsetting the benefit from foreign exchange was a full quarter of FactSet Fundamentals. FactSet Fundamentals expenses in fiscal 2009 were primarily amortization of acquired intangible assets and the prepaid daily database updates and new employee growth to support the fundamental collection operation. Operating income declined $2.6 million from FactSet Fundamentals, which reduced the second quarter fiscal 2009 operating margin by 1.9%.

For the six months ended February 28, 2009, operating income advanced 21% to $103.4 million as compared to the prior year period. Our operating margin during the first half of fiscal 2009 was 33.1%, up 190 basis points from 31.2% a year ago. The strengthening of the U.S. dollar during the first half of fiscal 2009 improved our operating income by $5.2 million and our operating margin by 1.7%. The prior year pre-tax charge of $2.4 million related performance-based stock option expense reduced operating margins by 90 basis points in the first half of fiscal 2008. Partially offsetting the benefit from foreign exchange and incremental stock-based compensation in the prior year was six months of operations for FactSet Fundamentals, which drove operating income down $5.2 million in the first half of fiscal 2009 as compared to the same period a year ago.

Operating Income by Segment*

	Six Months Ended

(In thousands)	Feb 28, 2009	Feb 29, 2008	Change

U.S.	$64,088	$59,377	7.9%
Europe	27,261	15,707	73.6%
Far East	12,016	10,653	12.8%

Consolidated	$103,365	$85,737	20.6%

* Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with our data centers including product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

Operating income from our U.S. business increased 8% to $64.1 million during the six months ended February 28, 2009 compared to $59.4 million in the same period a year ago primarily due to a 12% increase in revenues partially offset by increases in data costs and computer related expenses. As mentioned above, expenditures associated with our data centers including computer related expenses are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The increase in computer related expenses relates to last year’s transition to Hewlett Packard Integrity mainframe machines in our data centers. Computer maintenance expenses rose because maintenance commences one year after a mainframe is deployed due to the expiration of the warranty. Computer depreciation also increased because no mainframe machines became fully depreciated during the quarter.

European operating income increased 74% to $27.3 million during the six months ended February 28, 2009 compared to $15.7 million in the same period a year ago primarily due to a 18% increase in revenues and favorable currency rates that reduced expenses expressed in U.S. dollars. Our operating income growth rates in Europe reflect our ability to sell additional services to existing clients. The strengthening of the U.S. dollar during the first half of fiscal 2009 improved our European operating income by $6.0 million.

Far East operating income increased 13% to $12.0 million during the six months ended February 28, 2009 compared to $10.7 million in the same period a year ago primarily due to a 23% increase in revenues partially offset by unfavorable currency rates. Our growth rates in Asia Pacific reflect a reallocation of sell-side investment professionals to major non-U.S. money centers. The strengthening of the Japanese Yen compared to the U.S. dollar during the first half of fiscal 2009 decreased Far East operating income by $0.8 million.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended			Six Months Ended

(In thousands, except per share data)	Feb 28, 2009	Feb 29, 2008	Change	Feb 28, 2009	Feb 29, 2008	Change

Other income	$197	$1,431	(86.2)%	$815	$3,473	(76.5)%
Provision for income taxes	$17,678	$15,179	16.5%	$34,041	$30,319	12.3%
Net income	$34,555	$29,492	17.2%	$70,139	$58,891	19.1%
Diluted earnings per common share	$0.71	$0.59	20.3%	$1.44	$1.17	23.1%
Effective Tax Rate	33.8%	34.0%		32.7%	34.0%

Other Income

During the three months ended February 28, 2009, other income decreased $1.2 million or 86%, year over year. Other income declined $2.7 million or 77% during the first half of fiscal 2009 as compared to the same period a year ago. The decline in other income was a result of the Federal Reserve lowering U.S. interest rates by 3.5% over the last twelve months, which lowered returns on our investments in U.S. treasuries and U.S. government agency securities. At no time during fiscal 2009 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended February 28, 2009, the provision for income taxes increased to $17.7 million from $15.2 million in the comparable prior year period. For the first half of fiscal 2009, the provision for income taxes increased to $34.0 million from $30.3 million in the same period a year ago. Our effective tax rate for the three and six months ended February 28, 2009 was 33.8% and 32.7%, respectively, a decrease from the effective tax rate of 34.0% in the same periods a year ago. Included in the first half of fiscal 2009 were tax benefits of $1.4 million related to the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008, which reduced the first half fiscal 2009 effective tax rate by 1.3%.

Net Income and Earnings per Share

Net income rose 17% to $34.6 million and diluted earnings per share increased 20% to $0.71 for the three months ended February 28, 2009. During the first half of fiscal 2009, net income advanced 19% to $70.1 million and diluted earnings per share increased 23% to $1.44 as compared to same period a year ago. Included in the first half of fiscal 2009 was a $0.03 per share benefit from the reenactment of the U.S. Federal R&D credit in October 2008, a $0.07 per share benefit from foreign currency exchange and a $0.03 per share benefit from incremental stock-based compensation in the prior year related to performance-based options partially offset by a $0.06 reduction in diluted earnings per share from FactSet Fundamentals. The primary expense drivers of FactSet Fundamentals were the cost of the Transition Services Agreement with Thomson Reuters Inc., amortization of acquired intangible assets and new employee growth to support the fundamental collection operation.

Foreign Currency

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains (losses) that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) that arise from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included in determining net income for the period in which exchange rates change.

As depicted in the chart below, our non-U.S. dollar denominated revenues to be recognized over the next twelve months are estimated to be $22.5 million while our non-U.S. dollar denominated expenses are $104.5 million, which translates into a net foreign currency exposure of $82 million per year.

	Annualized Foreign Currency Exposure

(In thousands)	Revenues	Expenses	Net Exposure

Euro	$3,141	$37,132	$(33,991)
British Pound Sterling	5,209	50,416	(45,207)
Yen	14,131	9,716	4,415
Other	—	7,273	(7,273)

Total	$22,481	$104,537	$(82,056)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 35% of our employees are located. During the last twelve months, the U.S. dollar strengthened significantly, particularly against the British Pound Sterling and Euro. Foreign currency movements had the following effects in the second quarter of fiscal 2009 when holding currencies constant from the second quarter of fiscal 2008.

–	Decreased operating expenses by $3.1 million.

–	Increased operating income by $3.2 million and operating margins by 2.0%.

–	Increased diluted earnings per share by $0.04.

Foreign currency movements had the following effects in the first six months of fiscal 2009 when holding currencies constant from the year ago periods.

–	Decreased revenues by $0.3 million and operating expenses by $5.5 million.

–	Increased operating income by $5.2 million and operating margins by 1.7%.

–	Increased diluted earnings per share by $0.07.

To reduce short-term variability in operating expenses denominated in the British Pound Sterling and Euro from foreign currency fluctuations, we entered into foreign currency forward contracts with maturities up to twelve months during fiscal 2009. These hedging programs are not designed to provide foreign currency protection over longer time horizons. During the first six months of fiscal 2009, we entered into foreign currency forward contracts to hedge approximately 95% of our net foreign currency exposure through the end of fiscal 2009 and 50% of our net exposure in the first quarter of fiscal 2010. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements.

At February 28, 2009, the aggregated notional amount of all foreign currency forward contracts outstanding was 13.6 million Euros and 17.0 million British Pounds. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss on the forward contract is initially reported as a component of accumulated other comprehensive (loss) income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded).

	Q3’2009	Q4’2009	Q1’2010

Euro
Notional amount	€5,720,000	€5,480,000	€2,400,000
% of Net foreign currency exposure hedged	90%	90%	45%
Average Forward contract rate	1.337	1.335	1.329

British Pound Sterling
Notional amount	£7,150,000	£6,850,000	£3,000,000
% of Net foreign currency exposure hedged	95%	95%	50%
Average Forward contract rate	1.608	1.600	1.476

A loss on derivatives for the three and six months ended February 28, 2009 of $2.7 million and $4.4 million, respectively, was recorded into operating income in our Consolidated Statement of Income. There was no gain or loss recorded in the same period a year ago. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at February 28, 2009 and August 31, 2008 was $3.4 million and $0.2 million in accounts payable and accrued expenses, respectively, and $2.3 million and $0.2 million (net of tax) in accumulated other comprehensive loss, respectively.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Six months ended,	Feb 28, 2009	Feb 29, 2008

Net cash provided by operating activities	$75,419	$44,807
Capital expenditures (2)	15,780	13,060

Free cash flow (1)	$59,639	$31,747

Net cash provided by (used in) investing activities	$9,480	$(33,161)
Net cash used in financing activities	$(66,648)	$(57,271)
Cash and cash equivalents (as of February)	$132,308	$123,380

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

Cash and cash equivalents aggregated to $132.3 million or 24% of our total assets at February 28, 2009, compared with $123.4 million or 23% of our total assets at February 29, 2008. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $14.3 million since August 31, 2008 as a result of cash provided by operations of $75.4 million, $25.3 million of proceeds from the sale of investments and $8.4 million from the exercise of employee stock options partially offset from cash outflows of $59.5 million related to stock repurchases, dividends paid of $17.0 million and capital expenditures, net of landlord contributions of $15.1 million.

During the last twelve months, free cash flows rose 24% to $143 million. Free cash flows generated during the second quarter of fiscal 2009 were $29.3 million, up 23% over the year ago quarter. Free cash flows generated in the first half of fiscal 2009 exceeded last year’s total by 88%. Drivers of free cash flow during the second quarter of fiscal 2009 were record levels of net income and higher non-cash expenses partially offset by a decline in working capital. The decrease in working capital was primarily from a $10 million increase in accounts receivable and the timing of our U.S. federal estimated tax payments.

The increase in accounts receivable was primarily due to the issuance of invoices for services to be provided over the next twelve months that aggregated to approximately $11 million during the second quarter of fiscal 2009. Our accounts receivable balance, net of reserves, increased 14% in the second quarter of fiscal 2009 which is comparable to the 12% and 14% sequential increase during the second quarter of fiscal 2008 and 2007, respectively. Lastly, 88% of the accounts receivable balance at February 28, 2009 relates to invoices sent in January and February 2009, a positive indicator to us regarding the quality of our receivables on an aged basis. At February 28, 2009 our days sales outstanding (“DSO”) was 48 days as compared to 46 days at August 31, 2008 and 45 days at February 29, 2008.

In addition, during the second quarter of fiscal 2009 we remitted estimated tax payments for the first half of fiscal 2009 totaling $29 million, of which $14 million represented our estimated tax payment for the just completed first quarter, consistent with prior years.

The decline in working capital was primarily due to the payment of variable employee compensation related to the previous fiscal year in the first quarter of 2009. As disclosed in our previously filed 2008 Annual Report on Form 10-K, we historically pay variable employee compensation related to the previous fiscal year in the first fiscal quarter. This cash outflow was $31.5 million, which reduced working capital in the first half of fiscal 2009.

Capital Resources

Capital Expenditures

For the quarter ended February 28, 2009 capital expenditures, net of landlord contributions for construction, totaled $6.4 million, down from $7.2 million in the same period a year ago. Expenditures for office space expansion were $4.9 million and the remainder covered computer equipment. Expenditures for office expansion included the building out of our new

Boston office space. During the first half of fiscal 2009 capital expenditures were $15.1 million, which included adding two Hewlett Packard Integrity mainframe machines to each of our data centers and the building out of new office space in our Boston, London, Norwalk and Chicago locations.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2008, we renewed our three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of February 28, 2009. We are obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of February 28, 2009 and August 31, 2008, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of February 28, 2009.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and six months ended February 28, 2009, there were no significant changes to our contractual obligations as of August 31, 2008. We currently have no significant capital commitments other than commitments under our operating leases, which decreased from $166.7 million at August 31, 2008 to $146.9 million at February 28, 2009.

Share Repurchases

On March 16, 2009, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. During the first half of fiscal 2009, we repurchased 1,390,281 shares for $59.5 million under the program. Including the expansion, $145 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our credit facilities will be sufficient to satisfy our working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities for the next year.

Dividends

On February 4, 2009, we announced a regular quarterly dividend of $0.18 per share. The cash dividend was paid on March 17, 2009, to common stockholders of record on February 27, 2009. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) have experienced declines greater than 40% coupled with increased levels of volatility. A prolonged decline in equity indices of developed markets could impact the size and buying power of many of our clients.

We derive 80% of our revenues from investment management clients. The prosperity of these clients is tied to equity assets under management (“AUM”). An equity market decline not only depresses AUM but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation resulting in certain investment management clients cancelling products to fund the purchase of new services.

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

Our sell-side clients account for approximately 20% of our revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 has deepened and continues to plague many of the large banking clients due to the amount of leverage deployed in past operations. Clients such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia recently were purchased by other firms as their viability as stand-alone entities came under question. More of our clients could encounter similar problems. The recent lack of confidence in the global banking system has frozen credit markets and caused declines in merger and acquisitions funded by debt. It is unknown how long credit markets will remain distressed.

We service equity research and M&A departments. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a larger percentage of the overall revenues of our clients. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks including those involved in recent merger activity significantly reduce headcount in the areas of corporate M&A and equity research to compensate for the problems created by other departments that over extended the available capital of banks.

Historically, the correlation between the results of our operations and the performance of the global equity markets has not been one to one. Today, we believe that our market opportunity is 10 times our current size even if the global equity markets, which we service, shrink by 15%. Difficult market conditions may increase the value of our ability to consolidate services for clients, including deploying real time news and quotes, and may help advance the sales of proprietary content when we are the low cost provider.

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on management’s current expectations, estimates, forecast and projections about the industries in which we operate and the beliefs and assumptions of our management. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These include statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results. Forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “ASV,” “believes,” “estimates,” “may” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-

looking statements are only predictions and not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

–	A prolonged decline in the return equities of developed markets impacting the buying power of our investment management clients

–	A global market crisis and related economic recession may affect our revenues and liquidity

–	The status of the global economy, including the financial status of global investment banks

–	Maintenance of our leading technological position through the introduction of new products and product enhancements

–	The protection and privacy of our client data

–	A prolonged or recurring outage at one of our data centers

–	Our ability to integrate and market FactSet Fundamentals as a high quality asset and win new clients

–	Our ability to integrate newly acquired companies

–	The negotiation of contract terms supporting new and existing databases or products

–	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

–	Increased competition in our industry that may cause price reductions or loss of market share

–	Our ability to achieve historical levels of profitability and growth rates for revenues, earnings per share and cash flows

–	Our ability to hire and retain key qualified personnel

–	Resolution of ongoing and other probable audits by tax authorities

–	Third parties may claim infringement upon their intellectual property rights

–	Changes in accounting may affect our reported earnings and operating income

–	Internal controls may be ineffective

–	Malicious, ignorant or illegal employee acts regarding insider information

–	Resolution of ongoing and other probable audits by tax authorities

–	Changes to our corporate headquarters or regional offices that impact our business continuity plan

Business Outlook

The following forward-looking statements reflect our expectations as of March 17, 2009. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2009 Expectations

–

Revenues are expected to range between $153 million and $157 million. This range includes an ASV reduction from the merger of Bank of America and Merrill Lynch that we estimate will be significantly less than 1% of ASV.

–	EPS should range between $0.72 and $0.74 per share. This guidance represents a double digit percentage increase in EPS at all points in the range and includes $0.03 dilution from FactSet Fundamentals.

Full Year Fiscal 2009

–	The 2009 guidance for capital expenditures, net of landlord contributions, has been lowered by $10 million. The range is now $22 million to $28 million.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones Industrials, Russell 1000, NASDAQ Composite, MSCI EAFE, and S&P 500) have experienced significant volatility during the past five years. Since September 1, 2008, the major equity indices have declined by more than 40% with increased levels of volatility. The demand for our solutions could be disproportionately affected by the recent downturns in the global equity and credit markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for investment management systems and software products.

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

The fair market value of our cash and investment portfolio at February 28, 2009 was $132 million. Our cash and investments portfolio is invested in U.S. treasury money market funds and U.S. government agency securities. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. Our non-dollar denominated revenues to be recognized over the next twelve months are estimated to be $22.5 million while our non-dollar denominated expenses are $104.5 million, which translates into a net foreign currency exposure of $82.0 million per year or $20.5 million per quarter. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. Refer to the annualized foreign currency table disclosed in the Foreign Currency section within our Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis of our market risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)

December 2008	—	—	—	$62,676
January 2009	300,000	$41.59	300,000	50,199
February 2009 (1)	113,400	$42.07	113,400	145,429

	413,400	$41.72	413,400	$145,429

(1)

On March 16, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. At that time, the Company had $45 million remaining under the program. Including the $100 million expansion, $145 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2009	/s/ PETER G. WALSH

Peter G. Walsh
Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ MAURIZIO NICOLELLI

Maurizio Nicolelli
Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer