Form 10-Q
period 2009-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2009-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on May 31, 2009 was 47,149,679.

FactSet Research Systems Inc.

Form 10-Q

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and SEC filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2009	2008	2009	2008
Revenues	$154,387	$147,399	$466,561	$421,812

Operating expenses
Cost of services	50,847	48,134	156,717	140,555
Selling, general and administrative	50,234	51,346	153,173	147,601

Total operating expenses	101,081	99,480	309,890	288,156

Operating income	53,306	47,919	156,671	133,656

Other income	181	852	996	4,325

Income before income taxes	53,487	48,771	157,667	137,981

Provision for income taxes	14,951	16,229	48,992	46,548

Net income	$38,536	$32,542	$108,675	$91,433

Basic earnings per common share	$0.82	$0.68	$2.30	$1.90
Diluted earnings per common share	$0.79	$0.65	$2.23	$1.82

Weighted average common shares (Basic)	47,120	47,934	47,177	48,127
Weighted average common shares (Diluted)	48,836	49,821	48,773	50,218

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	May 31, 2009	August 31, 2008
CURRENT ASSETS
Cash and cash equivalents	$191,111	$117,986
Investments	—	25,032
Accounts receivable, net of reserves	70,579	74,859
Prepaid FactSet Fundamentals database updates – current	2,886	6,377
Prepaid taxes	2,796	1,090
Deferred taxes	4,394	3,271
Other current assets	6,561	5,908

Total current assets	278,327	234,523
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	161,669	142,392
Less accumulated depreciation and amortization	(71,849)	(51,279)

Property, equipment and leasehold improvements, net	89,820	91,113

Goodwill	180,301	187,780
Intangible assets, net	48,003	58,333
Prepaid FactSet Fundamentals database updates – non-current	—	2,000
Deferred taxes	12,625	10,279
Other assets	4,534	3,246

TOTAL ASSETS	$613,610	$587,274

CURRENT LIABILITIES
Accounts payable and accrued expenses	$21,321	$22,366
Accrued compensation	31,005	38,095
Deferred fees	23,616	23,531
Dividends payable	9,430	8,634

Total current liabilities	85,372	92,626
NON-CURRENT LIABILITIES
Deferred taxes	4,004	5,122
Taxes payable	5,972	3,905
Deferred rent and other non-current liabilities	22,715	20,150

TOTAL LIABILITIES	$118,063	$121,803

Commitments and contingencies (See Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 57,878,509 and 57,106,926 shares issued; 47,149,679 and 47,968,758 shares outstanding at May 31, 2009 and August 31, 2008, respectively	579	571
Additional paid-in capital	239,275	206,585
Treasury stock, at cost: 10,728,830 and 9,138,168 shares at May 31, 2009 and August 31, 2008, respectively	(381,786)	(311,248)
Retained earnings	649,699	567,381
Accumulated other comprehensive (loss) income	(12,220)	2,182

TOTAL STOCKHOLDERS’ EQUITY	495,547	465,471

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,610	$587,274

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$108,675	$91,433
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,567	22,498
Stock-based compensation expense	10,657	10,630
Deferred income taxes	(4,506)	(3,043)
Gain on sale of assets	(112)	(65)
Tax benefits from share-based payment arrangements	(3,350)	(8,040)

Changes in assets and liabilities, net of effects of business acquired
Accounts receivable, net of reserves	4,280	(9,314)
Accounts payable and accrued expenses	(671)	3,266
Accrued compensation	(6,482)	(4,894)
Deferred fees	85	(2,674)
Taxes payable, net of prepaid taxes	4,591	3,043
Landlord contributions	2,636	674
Other working capital accounts, net	1,059	(98)

Net cash provided by operating activities	142,429	103,416

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	—	(13,891)
Proceeds from sales of investments	25,260	31,353
Purchases of investments	—	(38,781)
Purchases of property, equipment and leasehold improvements	(18,963)	(25,841)

Net cash provided by (used in) investing activities	6,297	(47,160)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(25,404)	(17,251)
Repurchase of common stock	(70,227)	(65,737)
Proceeds from employee stock plans	18,273	16,431
Tax benefits from share-based payment arrangements	3,350	8,040

Net cash used in financing activities	(74,008)	(58,517)

Effect of exchange rate changes on cash and cash equivalents	(1,593)	256

Net increase (decrease) in cash and cash equivalents	73,125	(2,005)
Cash and cash equivalents at beginning of period	117,986	168,834

Cash and cash equivalents at end of period	$191,111	$166,829

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2009

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

FactSet combines more than 500 data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of the Company’s applications. FactSet is also fully integrated with Microsoft Office applications such as Excel®, Word® and PowerPoint®. This integration allows its users to create extensive custom reports. The Company’s revenues are derived from month-to-month subscriptions to services, databases and financial applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Basis of Presentation

The accompanying financial data as of May 31, 2009 and for the three and nine months ended May 31, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2008 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2008.

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

FactSet applies Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, to its business arrangements for revenue recognition. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly or annually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable. FactSet recognizes revenue when all the following criteria are met:

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

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of May 31, 2009, the amount of accounts receivable that was unbilled totaled $0.4 million, which was billed at the beginning of June 2009.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. No individual client accounted for more than 3% of total subscriptions as of May 31, 2009. Subscriptions from the ten largest clients did not surpass 16% of total client subscriptions. At May 31, 2009 and August 31, 2008, the receivable reserve was $1.8 million and $1.7 million, respectively.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13. FSP SFAS 157-1 amends SFAS 157 to remove certain leasing transactions from its scope. In February 2008, the FASB issued FSP SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of fiscal 2010. Effective September 1, 2008, the Company adopted the measurement and disclosure requirements related to financial assets and financial liabilities. The adoption of SFAS 157, which primarily affected the valuation of the Company’s derivative contracts, did not have a material impact on the Company’s results of operations or the fair values of its financial assets and liabilities.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, which will permit the measurement of many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). Effective September 1, 2008, FactSet adopted SFAS 159, but the Company has not elected the fair value option for any eligible financial instruments as of May 31, 2009.

In April 2009, the FASB issued three FSPs in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities.

•

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The Company will adopt FSP 157-4 in the fourth quarter of fiscal 2009 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

•

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment. This FSP is intended to bring consistency to the timing of impairment recognition, provide improved disclosures about the credit and noncredit components of impaired debt securities that are not expected to be sold and requires more timely and increased disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The Company will adopt FSP FAS 115-2 and 124-2 in the fourth quarter of fiscal 2009 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

•

FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP requires quarterly qualitative and quantitative fair value disclosures for all financial instruments not measured on the balance sheet at fair value. The Company will adopt FSP FAS 107-1 and APB 28-1 in the fourth quarter of fiscal 2009 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

Foreign Currency Translation

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen and Indian Rupee. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Accumulated foreign currency translation adjustments totaled ($13.0) million and $2.3 million at May 31, 2009 and August 31, 2008, respectively.

Derivative Instruments

The Company conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen and Indian Rupee. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To hedge the financial exposure related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

These hedging programs are designed to provide foreign currency protection over time horizons of up to one year. In designing a specific hedging approach, FactSet considered several factors including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded).

FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related to credit default swaps (“CDS”) as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. See Note 7 for additional disclosure of the use of foreign currency forward contracts by FactSet.

Income Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are established against deferred tax assets whenever circumstances indicate that it is more likely than not that such assets will not be realized in future periods.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations. SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill) at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. The Company will adopt SFAS 141(R) in the first quarter of fiscal 2010 and does not expect the adoption of this standard to have a material effect on the Company’s financial position and results of operations.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company will adopt SFAS 165 in the fourth quarter of fiscal 2009 and does not expect the adoption of this standard to have an effect on the Company’s financial position and results of operations.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140. SFAS 166 includes (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. The Company will adopt SFAS 166 in the first quarter of fiscal 2011 and does not expect the adoption of this standard to have an effect on the Company’s financial position and results of operations.

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“FAS 168”). While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company will apply the Codification to the first quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by FactSet in its consolidated financial statements and accounting policies.

4. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, DSI, AlphaMetrics, Global Filings, DealMaven and Thomson Fundamentals businesses between August 2000 and July 2008. The acquired businesses and related assets have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 13.1 years at May 31, 2009.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$43,875	$8,765	$35,110
Software technology	19,013	12,446	6,567
Client relationships	14,629	8,434	6,195
Trade names	192	121	71
Non-compete agreements	788	728	60

Total	$78,497	$30,494	$48,003

At August 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$47,423	$6,980	$40,443
Software technology	19,579	9,990	9,589
Client relationships	15,353	7,304	8,049
Trade names	539	448	91
Non-compete agreements	837	676	161

Total	$83,731	$25,398	$58,333

There were no intangible assets acquired during the three and nine months ended May 31, 2009. The decrease in the gross carrying amount of intangible assets at May 31, 2009 as compared to August 31, 2008 was due to foreign currency translation adjustments and the removal of fully amortized intangible assets that were no longer in use by FactSet as of May 31, 2009.

Amortization expense recorded for intangible assets was $2.0 million for the three months ended May 31, 2009 and 2008. Amortization expense recorded for intangible assets for the nine months ended May 31, 2009 and 2008 was $6.2 million and $5.7 million, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2009 and the succeeding years are as follows (in thousands):

Years Ended August 31,	Estimated Amortization Expense
2009 (remaining three months)	$2,102
2010	7,919
2011	5,515
2012	4,422
2013	3,038
Thereafter	25,007

Total	$48,003

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

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2009 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2008	$99,599	$85,174	$3,007	$187,780
Goodwill acquired during the period	—	—	—	—
Purchase price adjustment	45	—	—	45
Foreign currency translation adjustments	—	(7,936)	412	(7,524)

Balance at May 31, 2009	$99,644	$77,238	$3,419	$180,301

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

The following table summarizes the Company’s cash and investments at May 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$30,065	$—	$30,065
U.S. Treasury money market funds	44,554	—	44,554
U.S. Government agency money market funds	29,729	—	29,729
Corporate money market funds	86,763	—	86,763
Publicly traded equity securities	—	—	—

Total cash and investments	$191,111	$—	$191,111

The following table summarizes the Company’s cash and investments at August 31, 2008 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$42,256	$—	$42,256
U.S. Treasury money market funds	24,333	—	24,333
U.S. Government agency money market funds	51,397	—	51,397
Corporate money market funds	—	—	—
Fixed income securities - Government securities (U.S. Treasuries)	20,355	39	20,394
Fixed income securities - Government agency securities	4,563	75	4,638
Publicly traded equity securities	—	—	—

Total cash and investments	$142,904	$114	$143,018

Investments are recorded at fair value determined from readily available quoted market prices. The Company did not hold any investments as of May 31, 2009. All of the Company’s investments as of August 31, 2008 were classified as available-for-sale securities in accordance with SFAS 115. Unrealized gains on available-for-sale securities of $0.1 million were included net of tax in accumulated other comprehensive income in stockholders’ equity at August 31, 2008. The Company’s cash and investment portfolio did not experience any significant realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2009 and 2008.

7. DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen and Indian Rupee. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency.

Cash Flow Hedges

During the first nine months of fiscal 2009, FactSet entered into foreign currency forward contracts with maturities up to twelve months to reduce the short-term effects of foreign currency fluctuations. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the third quarter of fiscal 2009 or fiscal 2008 and as such, no gains or losses were reclassified into earnings. These hedging programs are not designed to provide foreign currency protection over the long time horizon.

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

At May 31, 2009, the Company had outstanding foreign currency forward contracts with a gross notional value of $45.3 million, which was reflective of the amounts that were outstanding during the third quarter of fiscal 2009. The following is a summary of all hedging positions and corresponding fair values held as of May 31, 2009 (in thousands):

Currency Hedged (Buy/Sell)	Gross Notional Value	Fair Value Asset
British Pound Sterling / U.S. Dollar	$26,799	$614
Euro / U.S. Dollar	18,510	691

Total	$45,309	$1,305

The fair value of all derivative instruments recorded in the Company’s Consolidated Statement of Financial Condition at August 31, 2008 was $0.2 million in accounts payable and accrued expenses and $0.2 million (net of tax) in accumulated other comprehensive income.

Counterparty Credit Risk

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. To mitigate such risk, FactSet enters into contracts with large financial institutions (JPMorgan Chase and Bank of America). The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. At May 31, 2009, the Company did not expect any losses as a result of default of its counterparties.

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	May 31, 2009	Aug 31, 2008
Derivatives designated as hedging instruments	Other current assets:
	Foreign Exchange Contracts – Forwards	$1,305	$—
	Accounts payable and accrued expenses:
	Foreign Exchange Contracts – Forwards	$—	$185

Derivatives not designated as hedging instruments		$—	$—

	Net Derivative Assets (liabilities)	$1,305	$(185)

Derivatives in Cash Flow Hedging Relationships for the nine months ended May 31, 2009 and 2008 (in thousands):

	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2009	2008		2009	2008
Foreign exchange contracts – forwards	$(4,628)	$302	SG&A	$(5,657)	$196

Note: No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness.

A loss on derivatives for the three months ended May 31, 2009 of $1.3 million was recorded into operating income in the Company’s Consolidated Statement of Income. A gain on derivatives of $0.2 million was recorded in the same period a year ago.

Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges (foreign currency) reflected in AOCI (in thousands):

	Nine Months Ended May 31,
	2009	2008
Beginning balance, net of tax	$(206)	$—
Changes in fair value	(4,628)	302
Loss (gain) reclassified to earnings	5,657	(196)

Ending balance, net of tax	$823	$106

8. FAIR VALUE MEASURES

SFAS 157 provides a framework for measuring fair value and requiring related disclosures. SFAS 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, SFAS 157 permits the use of various valuation methodologies, including market, income and cost approaches. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets are classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of May 31, 2009 or at adoption of SFAS 157 on September 1, 2008.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table shows by level within the fair value hierarchy the Company’s financial assets and liabilities that are accounted for at fair value on a recurring basis as of May 31, 2009. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels.

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
U.S. Treasury money market funds	$44,554	$—	$—	$44,554
Corporate money market funds	86,763			86,763
U.S. Government agency money market funds	29,729	—	—	29,729
Derivative assets (other current assets)	—	1,305	—	1,305

Total assets measured at fair value	$161,046	$1,305	$—	$162,351

Liabilities
Derivative liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statement of Financial Condition at May 31, 2009 as follows:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Cash equivalents	$161,046	$—	$—	$161,046
Investments	—	—	—	—
Other current assets (derivative assets)	—	1,305	—	1,305

Total assets measured at fair value	$161,046	$1,305	$—	$162,351

Accounts payable and accrued liabilities (derivative liabilities)	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

9. COMMON STOCK AND EARNINGS PER SHARE

On May 12, 2009, the Company’s Board of Directors approved an 11% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2009 of $0.20 per share, or $0.80 per share per annum. The cash dividend of $9.4 million was paid on June 16, 2009, to common stockholders of record on May 29, 2009. Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2009	2008
Balance at September 1	47,969	48,349
Common stock issued for employee stock plans	771	780
Repurchase of common stock	(1,590)	(1,134)

Balance at May 31	47,150	47,995

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

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2009
Basic EPS
Income available to common stockholders	$38,536	47,120	$0.82
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,716

Income available to common stockholders plus assumed conversions	$38,536	48,836	$0.79

For the three months ended May 31, 2008
Basic EPS
Income available to common stockholders	$32,542	47,934	$0.68
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,887

Income available to common stockholders plus assumed conversions	$32,542	49,821	$0.65

For the nine months ended May 31, 2009
Basic EPS
Income available to common stockholders	$108,675	47,177	$2.30
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,596

Income available to common stockholders plus assumed conversions	$108,675	48,773	$2.23

For the nine months ended May 31, 2008
Basic EPS
Income available to common stockholders	$91,433	48,127	$1.90
Diluted EPS
Dilutive effect of stock options and restricted stock	—	2,091

Income available to common stockholders plus assumed conversions	$91,443	50,218	$1.82

Dilutive potential common shares consist of stock options and unvested restricted stock awards. For the three and nine months ended May 31, 2009, 1,332,413 stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Similarly, for the three and nine months ended May 31, 2008, 597,378 and 17,049, respectively, stock options were excluded from the calculation of diluted earnings per share. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2009 and 2008, respectively.

For the three and nine months ended May 31, 2009, 1,909,388 performance-based stock option grants were excluded from the calculation of diluted earnings per share in accordance with SFAS 128. Similarly, 1,738,648 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2008. As indicated in SFAS 128, performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at May 31, 2009 and 2008 for performance-based stock options granted in fiscal 2008 and 2007.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On March 16, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. During the nine months ended May 31, 2009, the Company repurchased 1,590,281 shares for $70.5 million under the program. Including the $100 million expansion, $134 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At May 31, 2009 and August 31, 2008, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2009	2008	2009	2008
Net income	$38,536	$32,542	$108,675	$91,433
Other comprehensive income, net of tax:
Net unrealized (loss) gain on investments	—	(117)	(72)	30
Net unrealized gain (loss) on cash flow hedges	3,157	(37)	1,029	106
Foreign currency translation adjustments	15,650	590	(15,359)	4,196

Comprehensive income	$57,343	$32,978	$94,273	$95,765

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	May 31, 2009	August 31, 2008
Accumulated unrealized gains on investments, net of tax	$—	$72
Accumulated unrealized gain (loss) on cash flow hedges, net of tax	823	(206)
Accumulated foreign currency translation adjustments	(13,043)	2,316

Total accumulated other comprehensive (loss) income	$(12,220)	$2,182

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

General Option Activity

A summary of stock option activity follows (in thousands, except per share data):

	Options Available for Grant	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2008	3,562	8,916	$40.11
Granted	(330)	330	$36.00
Exercised	—	(79)	$16.74
Forfeited	46	(46)	$52.69

Balance at November 30, 2008	3,278	9,121	$40.10

Granted	(69)	69	$42.09
Exercised	—	(193)	$19.16
Forfeited	25	(25)	$41.10

Balance at February 28, 2009	3,234	8,972	$40.57

Granted	—	—	—
Exercised	—	(379)	$24.09
Forfeited	16	(16)	$52.13

Balance at May 31, 2009	3,250	8,577	$41.27

There were 329,857 employee stock options granted during the first quarter of fiscal 2009 at prices which ranged from $35.80 to $42.72. During the second quarter of fiscal 2009, 68,890 stock options were granted to the Company’s non-employee Directors with a weighted average exercise price of $42.09 per share. No employee stock options were granted during the third quarter of fiscal 2009. At May 31, 2009, there were 3,249,963 shares available for future grants under the Option Plans.

The total number of in-the-money options exercisable as of May 31, 2009 was 4.2 million with a weighted average exercise price of $25.59. As of August 31, 2008, 4.6 million in-the-money outstanding options were exercisable with a weighted average exercise price was $25.12. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2009 and August 31, 2008 was $115.5 million and $172.5 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $52.90 at May 31, 2009 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2009 and 2008 was $15.9 million and $29.6 million, respectively.

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

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. At May 31, 2009 the Company estimated that none of the performance-based stock options will vest. This results in zero unamortized stock-based compensation expense as of May 31, 2009. The Company’s estimate considered the current difficult economic conditions and the potential adverse impact on many of its clients from the dislocation in the global equity and credit markets. A change in the financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2009	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$1,430	$1,679	$110
60%	$4,290	$5,037	$330
100%	$7,150	$8,395	$550

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2009. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At May 31, 2009, the Company has estimated that none of the performance-based stock options should vest. This results in zero unamortized stock-based compensation expense as of May 31, 2009. The Company’s estimate considered the current difficult economic conditions and the potential adverse impact on many of its clients from the dislocation in the global equity and credit markets. A change in the financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2009	One-time Adjustment (A)	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$2,675	$838	$157
60%	$8,025	$2,514	$471
100%	$13,375	$4,190	$785

(A)	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2009. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

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

During the third quarter of fiscal 2009, employees purchased 42,185 shares at a price of $31.82, while in the second quarter of fiscal 2009 employees purchased 38,470 shares at a price of $30.30. In the first quarter of fiscal 2009, employees purchased 39,166 shares at a price of $34.00. At May 31, 2009, 472,017 shares were collectively reserved for future issuance under the 2008 Employee Stock Purchase Plan.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended May 31, 2009 and 2008 was $6.73 and $10.09 per share, respectively, with the following weighted average assumptions:

	Three Months Ended May 31,
	2009	2008
Risk-free interest rate	0.18%	1.40%
Expected life	3 months	3 months
Expected volatility	18.8%	25.5%
Dividend yield	2.1%	1.1%

The weighted average estimated fair value of employee stock purchase plan grants during the nine months ended May 31, 2009 and 2008 was $9.06 and $10.11 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2009	2008
Risk-free interest rate	0.34%	2.50%
Expected life	3 months	3 months
Expected volatility	27.0%	19.3%
Dividend yield	1.8%	0.9%

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2005, The Company granted restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest in two equal tranches over a four-year period. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The Company granted 49,178 shares of common stock in restricted stock grants during fiscal 2005. Based on the $37.51 average market price of FactSet common stock on the grant date, a deferred compensation charge of $1.8 million was recorded to stockholders’ equity, and is being amortized ratably to compensation expense over the vesting period of four years. No restricted stock awards vested during the three and nine months ended May 31, 2009 and 2008. As of May 31, 2009, 50% of the restricted stock grants have vested and issued to restricted stock award holders. There were no restricted stock awards granted during the three and nine months ended May 31, 2009 and 2008.

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

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the three months ended May 31, 2009 and 2008, which was allocated as follows (in thousands):

	2009	2008
Cost of services	$943	$942
Selling, general and administrative	2,054	2,076

Stock-based compensation included in operating expenses	2,997	3,018

Tax impact of stock-based compensation	(974)	(1,055)

Stock-based compensation, net of tax	$2,023	$1,963

The following table summarizes stock-based compensation expense recognized under SFAS 123(R) for the nine months ended May 31, 2009 and 2008, which was allocated as follows (in thousands):

	2009	2008
Cost of services	$3,169	$3,046
Selling, general and administrative	7,488	7,584

Stock-based compensation included in operating expenses	10,657	10,630

Tax impact of stock-based compensation	(3,581)	(3,646)

Stock-based compensation, net of tax	$7,076	$6,984

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

As of May 31, 2009, $26.2 million of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.31 years. There was no stock-based compensation capitalized as of May 31, 2009 or August 31, 2008, respectively.

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

Fiscal 2009

There were no employee stock options granted during the second and third quarters of fiscal 2009. In the first quarter of fiscal 2009, 329,857 employee stock options were granted at prices which ranged from $35.80 to $42.72. The weighted average estimated value of employee stock options granted during the first quarter of fiscal 2009 was $9.39 per share, using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.89% - 3.09%
Expected life	5.05 years
Term structure of volatility	33.1% - 37.8%
Dividend yield	2.01%

Fiscal 2008

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

The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The binomial model estimates employees exercise behavior is based on the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

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

In order to compensate each non-employee Director for his service to the Company during fiscal 2008, the Compensation Committee recommended and the Board approved a one-time grant of 4,500 options to be issued on January 15, 2009 to each of the six non-employee directors. Of the options granted, 20% vested immediately with the remainder to vest over four years. In addition, as a new outside Director of FactSet, Mr. Joseph Zimmel was awarded a new Director equity grant of 10,000 non-qualified stock options on January 15, 2009. Twenty percent or 2,000 of these non-qualified stock options granted to Mr. Zimmel vested immediately with the remainder to vest ratably at 20% per year over four years upon the anniversary date of the grant and expire seven years from the date the options were granted.

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

There were no stock options granted to the Company’s non-employee Directors during the three and nine months ended May 31, 2008.

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

13. INCOME TAXES

On September 1, 2007, the Company adopted FIN 48 which prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

As of May 31, 2009, the Company has gross unrecognized tax benefits totaling $6.0 million, including $0.9 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by three tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The aggregate changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2009 were as follows (in thousands):

Unrecognized tax benefits at August 31, 2008	$3,905
Additions based on tax positions related to the current year	1,004
Additions for tax positions of prior years	1,805
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(742)
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at May 31, 2009	$5,972

As of May 31, 2009, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.

Federal	2007 and 2008
State (various)	2003 through 2008

Europe

France	2004 through 2008
United Kingdom	2005 through 2008

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Of the total $180.3 million of goodwill reported by the Company at May 31, 2009, 55% was recorded in the U.S. segment, 43% in the European segment and the remaining 2% in the Asia Pacific segment. The accounting policies of the segments are the same as those described in the Note 2, Summary of Significant Accounting Policies.

The following reflects the results of operations of the segments consistent with the Company’s management system. Management uses these results both in evaluating the performance of and in allocating resources to each of the segments.

(In thousands)	U.S.	Europe	Asia Pacific	Total

For the three months ended May 31, 2009
Revenues from clients	$104,967	$39,086	$10,334	$154,387
Segment operating profit	$32,240	$16,303	$4,763	$53,306
Total assets at May 31, 2009	$416,808	$179,632	$17,170	$613,610

For the three months ended May 31, 2008
Revenues from clients	$101,676	$36,285	$9,438	$147,399
Segment operating profit	$31,735	$10,688	$5,496	$47,919
Total assets at May 31, 2008	$423,494	$136,392	$9,908	$569,794

For the nine months ended May 31, 2009
Revenues from clients	$318,025	$117,510	$31,026	$466,561
Segment operating profit	$96,327	$43,565	$16,779	$156,671

For the nine months ended May 31, 2008
Revenues from clients	$292,647	$102,937	$26,228	$421,812
Segment operating profit	$91,112	$26,395	$16,149	$133,656

15. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2009, the Company leased office space in locations throughout the U.S., Europe and Asia Pacific. Leases for this office space expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

At May 31, 2009, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,

2009 (remaining three months)	$5,030
2010	19,736
2011	19,592
2012	18,079
2013	17,823
Thereafter	70,971

Minimum lease payments	$151,231

During the three months ended May 31, 2009 and 2008, rent expense for all operating leases amounted to $7.0 million and $5.8 million, respectively. Rent expense for all operating leases for the first nine months of fiscal 2009 and 2008 totaled $19.5 million and $16.2 million, respectively. Approximately $4.4 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current lease commitments as of May 31, 2009.

During the third quarter of fiscal 2009, FactSet entered into a new lease agreement in the ordinary course of business to support operations in the Philippines, which will result in incremental future minimum rental payments of $1.0 million over the remaining non-cancelable lease term and was included in the future minimum rental payment disclosure above.

Contingencies

In accordance with SFAS 5, Accounting for Contingencies, FactSet accrues liabilities for contingencies (other than for income taxes) when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. Uncertain income tax positions are accounted for in accordance with FIN 48 (see Note 13). In the event any losses are sustained in excess of accruals, they will be charged against income at that time.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. The Company periodically reviews its receivables from clients for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 3% of total subscriptions as of May 31, 2009. Subscriptions from the ten largest clients did not surpass 16% of total client subscriptions.

16. REVOLVING CREDIT FACILITY

The Company maintains its three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.4 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of May 31, 2009. The Company is obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

We combine more than 500 data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from more than 85 data suppliers and over 100 exchanges and news sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel, Word and PowerPoint. This integration allows our users to create extensive custom reports. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Our investment management clients represent 81% of our total annual subscription value (“ASV”), while the remaining ASV is derived from investment banking clients.

Services may be paid for using commissions on securities transactions introduced and cleared on a fully disclosed basis through a designated clearing broker. Clients may also direct commissions to unrelated third party brokers and request that payment be transmitted to FactSet to pay for its services. Services paid in commissions represented 22% of total revenues during the three months ended May 31, 2009 and 2008.

Employee count at May 31, 2009 was 2,550, up 400 employees over the past three months and up 40% from a year ago and 32% since August 31, 2008. The increase in headcount is driven by the expansion of our proprietary content operation including the FactSet Fundamentals collection team. Approximately 30% of the Company’s employees conduct sales and consulting services, another 30% are involved in product development, software and systems engineering and the remaining 40% of employees are involved with content collection or provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2009 and 2008, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands, except per share data)	2009	2008	Change	2009	2008	Change
Revenues	$154,387	$147,399	4.7%	$466,561	$421,812	10.6%
Cost of services	50,847	48,134	5.6	156,717	140,555	11.5
Selling, general and administrative	50,234	51,346	(2.2)	153,173	147,601	3.8
Operating income	53,306	47,919	11.2	156,671	133,656	17.2
Net income	38,536	32,542	18.4	108,675	91,433	18.9
Diluted earnings per common share	$0.79	$0.65	21.5%	$2.23	$1.82	22.5%
Diluted weighted average common shares	48,836	49,821		48,773	50,218

Revenues

Revenues – Revenues for the three months ended May 31, 2009 advanced 5% to $154.4 million from $147.4 million for the same period a year ago and included $1.3 million from FactSet Fundamentals. Revenue growth of 5% in the third quarter of fiscal 2009 was driven by incremental subscriptions to FactSet Estimates and Fundamentals and our real time news and quotes capabilities included in the FactSet workstation. Sales of proprietary content continue to be a growing source of revenue. Both new and existing clients continue to deploy FactSet Fundamentals. In addition, our investment to expand coverage globally and add textual research from sell-side firms has led to growth in the demand for FactSet Estimates.

Real time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Deployment of real time news and quotes has been strong over the past four quarters, with a 39% increase in user count year over year. This increase is meaningful to us because news and quotes is often used everyday, deepening a user’s engagement with FactSet. The fact that news and quotes users are increasing in this contracting environment leads us to believe our product is improving its competitive position.

For the first nine months of fiscal 2009, revenues increased 11% to $466.6 million from $421.8 million in the prior year period. Revenue growth was driven by expanded deployment of FactSet proprietary data across all geographies, growth of our real time news and quotes product, our ability to consolidate multiple services through the FactSet platform and clients continuing to license our advanced applications such as Portfolio Analytics (“PA”). Approximately 647 clients consisting of 5,600 users subscribed to PA as of May 31, 2009. Although the number of PA users declined by 180 during the third quarter of fiscal 2009, we believe that the fact that our PA client count was positive since September 2008, indicates to us that the economic downturn forced this outcome rather than competitive pressures.

Revenues by Geographic Region

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands)	2009	2008	Change	2009	2008	Change
U.S.	$104,967	$101,676	3.2%	$318,025	$292,647	8.7%
% of revenues	68.0%	69.0%		68.2%	69.4%

Europe	$39,086	$36,285	7.7%	$117,510	$102,937	14.2%
Asia Pacific	10,334	9,438	9.5%	31,026	26,228	18.3%

International	$49,420	$45,723	8.1%	$148,536	$129,165	15.0%
% of revenues	32.0%	31.0%		31.8%	30.6%
Consolidated	$154,387	$147,399	4.7%	$466,561	$421,812	10.6%

Revenues from our U.S. business increased 3% to $105.0 million during the three months ended May 31, 2009 compared to $101.7 million in the same period a year ago. International revenues in the third quarter of fiscal 2009 were $49.4 million, an increase of 8% from $45.7 million in the prior year period. The impact from foreign currency reduced international revenues by $0.3 million year over year. European revenues advanced 8% to $39.1 million. Asia Pacific revenues grew to $10.3 million, up 9.5% from the same period a year ago. Revenues from international operations accounted for 32% of our consolidated revenues in the third quarter of fiscal 2009 and 31% in the third quarter of fiscal 2008. Our growth rates in Europe and Asia Pacific reflect our ability to sell additional services to existing clients and a reallocation of sell-side investment professionals to major non-U.S. money centers, especially in Asia.

Annual Subscription Value – ASV at a given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At May 31, 2009, ASV was $615 million, up $25 million or 4% from the prior year total of $590 million. Of this total, 81% of ASV derives from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research. ASV from international operations increased from $187 million at May 31, 2008 to $196 million at May 31, 2009, representing 32% of the Company-wide total.

ASV decreased $8 million during the third quarter of fiscal 2009, which included a $1.1 million benefit from foreign currency exchange. An already difficult selling environment was amplified by weakening equity markets in 2009 through mid-March. In the last calendar quarter of 2008, buy-side institutions joined sell-side firms in scaling back expenditures, emphasizing savings over spending. Cost cuts were significant due to the decline in asset values and the majority of our clients implemented expense reductions. Firms continue to trim deployment of applications that do not support a daily process or are utilized on a very frequent basis. These actions reduced the number of client subscribers during the quarter. While the ASV change for the current quarter was a negative $8 million, it represents strong relative performance to the industry in which we operate in. Since the global economic downturn began in September 2008, our ASV has been flat in a contracting market.

Users and Clients – At May 31, 2009, there were 37,100 professionals using FactSet, a decline of 1,600 users from the beginning of the quarter. Client count was 2,033 as of May 31, 2009, a net decrease of 34 clients during the quarter. At quarter-end, the average subscription per client was $302,000, up 5% from $289,000 at May 31, 2008 and up from $295,000 at August 31, 2008. Sell-side firms continue to scale back on headcount. The headcount reduction over the past three months was almost entirely sell-side driven and is the effect of several large mergers and an approach to conserve capital. The lack of available credit throughout most of the quarter adversely impacted the number of M&A transactions and the profitability of sell-side banks.

At May 31, 2009, annual client retention was greater than 95% of ASV, consistent with the same period a year ago. However, on a client basis, our annual retention rate is 88% of clients at May 31, 2009, a decrease from 91% a year ago. This decline is a result of client losses relating primarily to small firms rather than larger institutions. As of May 31, 2009, our largest individual client accounted for less than 3% of total ASV and ASV from the ten largest clients did not surpass 16% of total client subscriptions, consistent with May 31, 2008.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands)	2009	2008	Change	2009	2008	Change
Cost of services	$50,847	$48,134	5.6%	$156,717	$140,555	11.5%
Selling, general and administrative	50,234	51,346	(2.2)%	153,173	147,601	3.8%

Total operating expenses	$101,081	$99,480	1.6%	$309,890	$288,156	7.5%

Operating Margin	34.5%	32.5%		33.6%	31.7%

Cost of Services

Three months ended May 31, 2009 (Quarter-to-date)

For the three months ended May 31, 2009, cost of services increased 6% to $50.8 million from $48.1 million in the comparable prior year period. Cost of services expressed as a percentage of revenues increased 28 basis points to 32.9% during the third quarter of fiscal 2009 from 32.7% a year ago. Higher employee compensation, computer depreciation and computer related expenses were partially offset by a reduction in data costs.

Employee compensation, expressed as a percentage of revenues, increased 30 basis points during the three months ended May 31, 2009 due to our investment in FactSet Fundamentals which was not in operation a year ago. Computer depreciation increased 40 basis points for the three months ended May 31, 2009 as compared to the same period in fiscal 2008 because no mainframe machines became fully depreciated during the quarter. Computer related expenses as a percentage of revenues increased 35 basis points for the three months ended May 31, 2009 compared to the same period in fiscal 2008. This increase relates to last year’s transition to Hewlett Packard Integrity mainframe machines in our data centers. Computer maintenance expenses rose because maintenance contracts commence one year after a mainframe is deployed due to the expiration of the warranty.

Data costs as a percentage of revenues decreased 85 basis points for the three months ended May 31, 2009 compared to the same period in fiscal 2008. Lower data costs were caused by a reduction in variable fees due to data vendors based on the deployment of their content over the FactSet platform.

Nine months ended May 31, 2009 (Year-to-date)

For the nine months ended May 31, 2009, cost of services advanced 11% to $156.7 million from $140.6 million in the same period a year ago. Cost of services expressed as a percentage of revenues increased 27 basis points in the first nine months of fiscal 2009 as compared to the same period a year ago due to an increase in data costs and computer related expenses partially offset by lower employee compensation.

Data costs as a percentage of revenues increased by 45 basis points for the nine months ended May 31, 2009 compared to the same period in fiscal 2008, driven by a full quarter of operations for FactSet Fundamentals, which was not in operation last year. In addition, higher levels of proprietary data content collection drove data costs higher year over year. Computer related expenses as a percentage of revenues increased 24 basis points for the nine months ended May 31, 2009 compared to the same period in fiscal 2008. The increase in computer related expenses relates to last year’s transition to Hewlett Packard Integrity mainframe machines in our data centers. Computer maintenance expenses rose because maintenance commences one year after a mainframe is deployed due to the expiration of the warranty.

Employee compensation partially offset the increases in data costs and computer related expenses. Employee compensation expressed as a percentage of revenues decreased 40 basis points during the first nine months of fiscal compared to the same periods a year ago due to favorable currency rates and stable headcount in the U.S. and Europe. The U.S. dollar strengthened during fiscal 2009 as compared to the year ago period, especially against the Euro and British Pound Sterling, reducing our overall expense base.

Selling, General and Administrative

Three months ended May 31, 2009 (Quarter-to-date)

For the three months ended May 31, 2009, selling, general, and administrative (“SG&A”) expenses decreased 2% to $50.2 million from $51.3 million in the third quarter of fiscal 2008. SG&A expenses expressed as a percentage of revenues declined 230 basis points to 32.5% during the third quarter of fiscal 2009 from 34.8% a year ago. The decrease was driven by lower employee compensation and travel and entertainment (“T&E”) costs, partially offset by an increase in rent expense.

Employee compensation expressed as a percentage of revenues decreased 100 basis points during the three months ended May 31, 2009 compared to the same period a year ago due to favorable currency rates and stable headcount in the U.S. and Europe. As mentioned earlier, the U.S. dollar strengthened during fiscal 2009, reducing our international employee compensation base. The decrease in T&E costs as a percentage of revenues by 185 basis points for the three months ended May 31, 2009 compared to the same period in fiscal 2008 was primarily due to three factors: a decrease in the cost per trip; a more prudent approach to interoffice travel; and the occurrence of our engineering conference only in the prior year quarter.

A reduction in employee compensation and T&E was partially offset by an increase in rent expense quarter over quarter. Rent expressed as a percentage of revenues increased 60 basis points for the three ended May 31, 2009 compared to the same period in fiscal 2008. The rent expense increase was due to a full quarter of expense from our recent office expansions in Boston, Hyderabad and Tokyo.

Nine months ended May 31, 2009 (Year-to-date)

During the first nine months of fiscal 2009, SG&A advanced 4% to $153.2 million from $147.6 million in the first nine months of fiscal 2008. SG&A expenses expressed as a percentage of revenues declined 220 basis points to 32.8% during fiscal 2009 from 35.0% a year ago. The 220 basis points decrease was driven by lower employee compensation and T&E costs partially offset by an increase in rent expense.

Operating Income and Operating Margin

Three months ended May 31, 2009 (Quarter-to-date)

Operating income advanced 11% to $53.3 million for the three months ended May 31, 2009 as compared to the prior year period. Our operating margin during the third quarter of fiscal 2009 was 34.5%, up 200 basis points from 32.5% a year ago primarily due to favorable currency rates and cost saving initiatives. The U.S. dollar strengthened over the last twelve months, reducing our expense base. Since 96% of our ASV is billed in U.S. dollars, this improved operating income by $4.1 million and our operating margin 270 basis points for the three months ended May 31, 2009.

Partially offsetting the benefit from foreign exchange was a full quarter of FactSet Fundamentals. FactSet Fundamentals expenses in fiscal 2009 were primarily compensation from new employee growth to support the fundamental collection operation and the amortization of acquired intangible assets and the prepaid daily database updates. Operating income declined $1.6 million from FactSet Fundamentals, which reduced the third quarter fiscal 2009 operating margin by 130 basis points.

Nine months ended May 31, 2009 (Year-to-date)

For the nine months ended May 31, 2009, operating income advanced 17% to $156.7 million as compared to the prior year period. Our operating margin during the first nine months of fiscal 2009 was 33.6%, up 190 basis points from 31.7% a year ago primarily due to favorable currency rates and incremental stock-based compensation in the prior year partially offset by higher proprietary data collection costs. Foreign currency reduced our operating expenses by $9.8 million and increased operating income by $9.5 million for the nine months ended May 31, 2009 due to the strengthening of the U.S. dollar year over year. While both the Euro and British Pound sterling have gained significantly on the U.S. dollar in the past 60 days, the impact on our expense base will not be immediate. Our currency risk is hedged 95% through the end of the first quarter of fiscal 2010 and 50% through the second quarter of fiscal 2010. Included in fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that will vest in August 2008. The change in estimate increased operating expenses by $2.4 million in the year ago period and decreased operating margins by 60 basis points from 32.3% to 31.7%. Partially offsetting the benefit from foreign exchange and incremental stock-based compensation in the prior year was nine months of operations for FactSet Fundamentals, which drove operating income down $6.9 million in the first nine months of fiscal 2009 as compared to the same period a year ago.

Operating Income by Segment

	Nine Months Ended May 31,
(In thousands)	2009	2008	Change
U.S.	$96,327	$91,112	5.7%
Europe	43,565	26,395	65.1%
Asia Pacific	16,779	16,149	3.9%

Consolidated	$156,671	$133,656	17.2%

Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with our data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

Operating income from our U.S. business increased 6% to $96.3 million during the nine months ended May 31, 2009 compared to $91.1 million in the same period a year ago primarily due to a 9% increase in revenues and lower U.S. variable data payments partially offset by higher computer related expenses. Lower data costs were caused by a reduction in variable fees charged by data vendors based on deployment of their content over the FactSet platform. As mentioned above, expenditures associated with our data centers including computer related expenses are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. The increase in computer related expenses relates to last year’s transition to Hewlett Packard Integrity mainframe machines in our data centers. Computer maintenance expenses rose because maintenance commences one year after a mainframe is deployed due to the expiration of the warranty. Computer depreciation also increased because no mainframe machines became fully depreciated during the quarter.

European operating income increased 65% to $43.6 million during the nine months ended May 31, 2009 compared to $26.4 million in the same period a year ago primarily due to an 14% increase in revenues, favorable currency rates that reduced expenses expressed in U.S. dollars and a decrease in T&E costs. The strengthening of the U.S. dollar during fiscal 2009 improved our European operating income by $8.2 million. The decrease in T&E costs for the European segment was primarily due to a more prudent approach to our interoffice travel and a decrease in the cost per trip.

Asia Pacific operating income increased 4% to $16.8 million during the nine months ended May 31, 2009 compared to $16.1 million in the same period a year ago primarily due to an 18% increase in revenues and favorable currency rates that increased revenues expressed in U.S. dollars partially offset by nine months of operations for FactSet Fundamentals and increased rent expense for our office expansion in Japan, India and the Philippines. The strengthening of the Japanese Yen compared to the U.S. dollar increased Asia Pacific operating income by $1.3 million during the first nine months of fiscal 2009 as compared to the same period a year ago.

Other Income, Income Taxes, Net Income and Earnings per Share

	Three Months Ended May 31,			Nine Months Ended May 31,
(In thousands, except per share data)	2009	2008	Change	2009	2008	Change
Other income	$181	$852	(78.8)%	$996	$4,325	(77.0)%
Provision for income taxes	$14,951	$16,229	(7.9)%	$48,992	$46,548	5.3%
Net income	$38,536	$32,542	18.4%	$108,675	$91,433	18.9%
Diluted earnings per common share	$0.79	$0.65	21.5%	$2.23	$1.82	22.5%
Effective Tax Rate	28.0%	33.3%		31.1%	33.7%

Other Income

During the three months ended May 31, 2009, other income decreased $0.7 million or 79%, year over year. Other income declined $3.3 million or 77% during the first nine months of fiscal 2009 as compared to the same period a year ago. The decline in other income was a result of the Federal Reserve lowering U.S. interest rates by 200 basis points over the last twelve months, which lowered returns on our investments in U.S. treasuries and U.S. government agency securities. At no time during fiscal 2009 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended May 31, 2009, the provision for income taxes decreased to $15.0 million from $16.2 million in the comparable prior year period. For the first nine months of fiscal 2009, the provision for income taxes increased to $49.0 million from $46.5 million in the same period a year ago. The effective tax rate for the third quarter of fiscal 2009 was 28.0% as compared to 33.3% a year ago. The components of the effective tax rate are 33.6% for the full fiscal 2009 year partially offset by income tax benefits of 5.6%. Included in the just completed quarter were income tax benefits of $3.0 million, as we finalized our prior year tax returns, recognized a tax credit for repatriating foreign earnings to the U.S. and adjusted certain reserves to reflect the lapse of statute of limitations.

Net Income and Earnings per Share

Net income rose 18% to $38.5 million and diluted earnings per share increased 22% to $0.79 for the three months ended May 31, 2009. During the first nine months of fiscal 2009, net income advanced 19% to $108.7 million and diluted earnings per share increased 23% to $2.23 as compared to same period a year ago. Included in this quarter’s diluted earnings per share was an income tax benefit of $0.06 per share related to finalizing prior years’ tax returns and repatriating foreign earnings to the U.S. Included in the first nine months of fiscal 2009 was a $0.03 per share benefit from the reenactment of the U.S. Federal R&D credit in October 2008, a $0.06 per share related to finalizing prior years’ tax returns and repatriating foreign earnings to the U.S., a $0.13 per share benefit from foreign currency exchange and a $0.03 per share benefit from incremental stock-based compensation in the prior year related to performance-based options partially offset by a $0.08 reduction in diluted earnings per share from FactSet Fundamentals. FactSet Fundamentals expenses in fiscal 2009 were primarily compensation from new employee growth to support the fundamental collection operation and the amortization of acquired intangible assets and the prepaid daily database updates.

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

As depicted in the chart below, our non-U.S. dollar denominated revenues to be recognized over the next twelve months are estimated to be $21.6 million while our non-U.S. dollar denominated expenses are $106.2 million, which translates into a net foreign currency exposure of $84.7 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$3,255	$37,507	$(34,252)
British Pound Sterling	4,263	49,027	(44,764)
Other (including Yen)	14,044	19,706	(5,662)

Total	$21,562	$106,240	$(84,678)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 35% of our employees are located. During the last twelve months, the U.S. dollar strengthened, particularly against the British Pound Sterling and Euro. Foreign currency movements had the following effects in the third quarter of fiscal 2009 when holding currencies constant from the third quarter of fiscal 2008.

•	Decreased revenues by $0.3 million.

•	Decreased operating expenses by $4.4 million.

•	Increased operating income by $4.1 million and operating margins by 2.7%.

•	Increased diluted earnings per share by $0.06.

Foreign currency movements had the following effects in the first nine months of fiscal 2009 when holding currencies constant from the year ago periods.

•	Decreased revenues by $0.3 million and operating expenses by $9.8 million.

•	Increased operating income by $9.5 million and operating margins by 2.1%.

•	Increased diluted earnings per share by $0.13.

To reduce short-term variability in operating expenses denominated in the British Pound Sterling and Euro from foreign currency fluctuations, we entered into foreign currency forward contracts with maturities up to twelve months during fiscal

2009. These hedging programs are not designed to provide foreign currency protection over longer time horizons. During the first nine months of fiscal 2009, we entered into foreign currency forward contracts to hedge approximately 95% of our net foreign currency exposure through the end of the first quarter of fiscal 2010 and 50% of our net exposure in the second quarter of fiscal 2010. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the variability in operating expenses associated with currency movements.

At May 31, 2009, the aggregated notional amount of all foreign currency forward contracts outstanding was $45.3 million. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss on the forward contract is initially reported as a component of accumulated other comprehensive (loss) income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded).

	Q4’2009	Q1’2010	Q2’2010
Euro
Notional amount	€5,720,000	€5,480,000	€2,400,000
% of Net foreign currency exposure hedged	95%	90%	45%
Average Forward contract rate	1.338	1.368	1.400

British Pound Sterling
Notional amount	£7,150,000	£6,850,000	£3,000,000
% of Net foreign currency exposure hedged	100%	95%	50%
Average Forward contract rate	1.600	1.543	1.595

A loss on derivatives for the three and nine months ended May 31, 2009 of $1.3 million and $5.7 million, respectively, was recorded into operating income in our Consolidated Statements of Income compared to a gain of $0.2 million in the same periods a year ago. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at May 31, 2009 was $1.3 million in other current assets compared to $0.2 million in accounts payable and accrued expenses at August 31, 2008. Included in accumulated other comprehensive income was $0.8 million (net of tax) at May 31, 2009 compared to $0.2 million (net of tax) at August 31, 2008.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Nine months ended May 31,	2009	2008
Net cash provided by operating activities	$142,429	$103,416
Capital expenditures (2)	18,963	25,841

Free cash flow (1)	$123,466	$77,575

Net cash provided by (used in) investing activities	$6,297	$(47,160)
Net cash used in financing activities	$(74,008)	$(58,517)
Cash and cash equivalents (as of May 31st)	$191,111	$166,829

(1)

We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. The GAAP financial measure, cash flows provided by operating activities, has been adjusted to report non-GAAP free cash flow that includes the cash cost for taxes and changes in working capital, less capital expenditures. Free cash flow is not intended as an alternative measure of cash flows provided by operating activities, as determined in accordance with generally accepted accounting principles in the U.S. We use this financial measure, both in presenting our results to shareholders and the investment community, and in our internal evaluation and management of the businesses. Management believes that this financial measure and the information we provide are useful to investors because they permit investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

(2)	Included in net cash provided by (used in) investing activities during each period reported above.

Cash and cash equivalents aggregated to $191.1 million or 31% of our total assets at May 31, 2009, compared with $166.8 million or 29% of our total assets at May 31, 2008. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $73.1 million since August 31, 2008 as a result of cash provided by operations of $142.4 million, $25.3 million of proceeds from the sale of investments and $18.3 million from the exercise of employee stock options partially offset from cash outflows of $70.2 million related to stock repurchases, dividends paid of $25.4 million and capital expenditures, net of landlord contributions of $16.3 million.

During the last twelve months, free cash flow rose 34% to $161 million and exceeded net income by 14%. Free cash flow generated during the third quarter of fiscal 2009 was $63.8 million, up 39% over the year ago quarter. Free cash flow generated in the first nine months of fiscal 2009 exceeded last year’s total by 59%. Drivers of free cash flow during the third quarter of fiscal 2009 were increased levels of net income, execution on cost savings initiatives, positive working capital changes and reduced capital expenditures. The improvement in working capital was primarily from an $11 million or 14% decrease in accounts receivable. During the second quarter of fiscal 2009, we issued invoices for services to be provided over the next twelve months that aggregated to approximately $11 million. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter. Over the last 12 months, our accounts receivable balance has increased 2%, while revenues have grown 5%. At May 31, 2009 our days sales outstanding (“DSO”) was 42 days as compared to 44 days at August 31, 2008 and 43 days at May 31, 2008.

Capital Resources

Capital Expenditures

Capital expenditures were $1.2 million, net of landlord contributions for construction of $1.9 million for the quarter ended May 31, 2009, down from $12.3 million in the same period a year ago. Approximately 70% of capital expenditures were for computer equipment and the remainder covered office space expansion. Capital spending levels decreased compared to the prior year due to improvements in hardware utilization and higher levels of landlord contributions to fund the build-out of new office space. Enhanced hardware utilization was from efficiencies realized from updates to our data storage policy and streamlining batch processing jobs. During the first nine months of fiscal 2009 capital expenditures, net of landlord contributions for construction were $16.3 million, which included adding two Hewlett Packard Integrity mainframe machines to each of our data centers and the build- out of new office space in our Boston, London, Norwalk and Chicago locations.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2008, we renewed our three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.4 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of May 31, 2009. We are obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of May 31, 2009 and August 31, 2008, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of May 31, 2009.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and nine months ended May 31, 2009, there were no significant changes to our contractual obligations as of August 31, 2008. We currently have no significant capital commitments other than commitments under our operating leases, which decreased from $166.7 million at August 31, 2008 to $151.2 million at May 31, 2009.

Share Repurchases

On March 16, 2009, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. During the first nine months of fiscal 2009, we repurchased 1,590,281 shares for $70.5 million under the program. Including the expansion, $134 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

We expect that for the next year, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our credit facility will be sufficient to satisfy our working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities for the next year.

Dividends

On May 12, 2009, our Board of Directors approved an 11% increase in the regular quarterly dividend, beginning with our dividend payment in June 2009 of $0.20 per share, or $0.80 per share per annum. The cash dividend of $9.4 million was paid on June 16, 2009, to common stockholders of record on May 29, 2009. Future cash dividends will be paid using our existing and future cash generated by operations.

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

We derive 81% of our revenues from investment management clients. The prosperity of these clients is tied to equity assets under management (“AUM”). An equity market decline not only depresses AUM but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation resulting in lower demand for services from investment managers.

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

Our sell-side clients account for approximately 19% of our revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 has deepened and continues to plague many of the large banking clients due to the amount of leverage deployed in past operations. Clients such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia were purchased by other firms as their viability as stand-alone entities came under question. More of our clients could encounter similar problems. The recent lack of confidence in the global banking system has frozen credit markets and caused declines in merger and acquisitions funded by debt. It is unknown how long credit markets will remain distressed.

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

Historically, the correlation between the results of our operations and the performance of the global equity markets has not been one to one. Today, we believe that our market opportunity may be 10 times our current size even if the global equity markets, which we service, shrink by 15%. Difficult market conditions may increase the value of our ability to consolidate services for clients, including deploying real time news and quotes, and may help advance the sales of proprietary content if we are the low cost provider.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	A prolonged decline in the return equities of developed markets impacting the buying power of our investment management clients

•	Increased competition in our industry that may cause price reductions or loss of market share

•	A global market crisis and related economic recession may affect our revenues and liquidity

•	The status of the global economy, including the financial status of global investment banks

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	The protection and privacy of our client data

•	A prolonged or recurring outage at one of our data centers

•	Our ability to integrate and market FactSet Fundamentals and other proprietary data to new and existing clients

•	Our ability to integrate newly acquired companies

•	The negotiation of contract terms supporting new and existing databases or products

•	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

•	Our ability to achieve historical levels of profitability and growth rates for revenues, earnings per share and cash flows

•	Our ability to hire and retain key qualified personnel

•	Resolution of ongoing and other probable audits by tax authorities

•	Third parties may claim infringement upon their intellectual property rights

•	Changes in accounting may affect our reported earnings and operating income

•	Internal controls may be ineffective

•	Malicious, ignorant or illegal employee acts regarding insider information

•	Resolution of ongoing and other probable audits by tax authorities

•	Changes to our corporate headquarters or regional offices that impact our business continuity plan

Business Outlook

The following forward-looking statements reflect our expectations as of June 16, 2009. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2009 Expectations

•	Revenues are expected to range between $152 million and $157 million.

•	EPS should range between $0.73 and $0.75 per share. This guidance represents a 10% increase at the midpoint of the guidance and includes $0.02 dilution from FactSet Fundamentals.

Full Year Fiscal 2009

•

The 2009 guidance for capital expenditures, net of landlord contributions is between $22 million to $26 million. The high end of the range has been lowered by $2 million compared to the guidance last quarter.

Market Sensitivities

We are exposed to various economic and financial risks associated with equity and foreign currency markets as well as risks related to interest rate fluctuations during the normal course of business. The major equity indices (for example Dow Jones Industrials, Russell 1000, NASDAQ Composite, MSCI EAFE, and S&P 500) have experienced significant volatility during the past five years. Since September 1, 2008, the major equity indices have declined by more than 30% with increased levels of volatility. The demand for our solutions could be disproportionately affected by the recent downturns in the global equity and credit markets, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures for integrated financial information and analytical applications software to support the global investment community.

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

The fair market value of our cash and investment portfolio at May 31, 2009 was $191 million. Our cash and investments portfolio is invested in U.S. treasury money market funds and U.S. government agency securities. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment policy dictates that the weighted average duration of short-term investments may not exceed two years. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to foreign exchange and interest rate risk. Our non-dollar denominated revenues to be recognized over the next twelve months are estimated to be $21.6 million while our non-dollar denominated expenses are $106.2 million, which translates into a net foreign currency exposure of $84.7 million per year or $21.2 million per quarter. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. Refer to the annualized foreign currency table disclosed in the Foreign Currency section within our Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further analysis of our market risk.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
March 2009 (1)	—	—	—	$145,429
April 2009	—	—	—	145,429
May 2009	200,000	$55.04	200,000	134,421

	200,000	$55.04	200,000	$134,421

(1)	On March 16, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. At that time, the Company had $45 million remaining under the program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 6.	EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 10, 2009	/s/ PETER G. WALSH
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