Form 10-Q
period 2009-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2010-01-08
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2009

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on November 30, 2009 was 47,116,588.

FactSet Research Systems Inc.

Form 10-Q

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2009	2008

Revenues	$155,243	$155,632

Operating expenses
Cost of services	50,407	53,332
Selling, general and administrative	50,789	50,970

Total operating expenses	101,196	104,302

Operating income	54,047	51,330

Other income	238	618

Income before income taxes	54,285	51,948

Provision for income taxes	18,142	16,363

Net income	$36,143	$35,585

Basic earnings per common share	$0.77	$0.75

Diluted earnings per common share	$0.74	$0.73

Weighted average common shares (Basic)	47,156	47,412

Weighted average common shares (Diluted)	48,876	49,076

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	November 30, 2009	August 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$217,861	$216,320
Accounts receivable, net of reserves	60,310	62,854
Prepaid FactSet Fundamentals database updates	661	1,787
Prepaid taxes	7,213	7,415
Deferred taxes	4,321	4,319
Other current assets	5,196	6,715

Total current assets	295,562	299,410
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	168,656	161,479
Less accumulated depreciation and amortization	(80,229)	(73,100)

Property, equipment and leasehold improvements, net	88,427	88,379

Goodwill	183,123	181,355
Intangible assets, net	45,068	46,350
Deferred taxes	12,676	12,295
Other assets	5,394	5,348

TOTAL ASSETS	$630,250	$633,137

CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,309	$25,121
Accrued compensation	14,018	41,889
Deferred fees	18,080	23,005
Dividends payable	9,423	9,348

Total current liabilities	70,830	99,363
NON-CURRENT LIABILITIES
Deferred taxes	3,860	3,794
Taxes payable	6,761	6,437
Deferred rent and other non-current liabilities	22,882	22,714

TOTAL LIABILITIES	$104,333	$132,308

Commitments and contingencies (See Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 59,225,551 and 58,071,513 shares issued; 47,116,588 and 46,739,995 shares outstanding at November 30, 2009 and August 31, 2009, respectively	592	581
Additional paid-in capital	296,214	248,840
Treasury stock, at cost: 12,108,963 and 11,331,518 shares at November 30, 2009 and August 31, 2009, respectively	(467,114)	(414,995)
Retained earnings	703,346	676,626
Accumulated other comprehensive loss	(7,121)	(10,223)

TOTAL STOCKHOLDERS’ EQUITY	525,917	500,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$630,250	$633,137

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$36,143	$35,585
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,149	8,455
Stock-based compensation expense	2,957	4,173
Deferred income taxes	(321)	(2,796)
Gain on sale of assets	(157)	(130)
Tax benefits from share-based payment arrangements	(15,082)	(376)

Changes in assets and liabilities
Accounts receivable, net of reserves	2,544	3,546
Accounts payable and accrued expenses	4,082	4,820
Accrued compensation	(28,093)	(25,579)
Deferred fees	(4,925)	(1,689)
Taxes payable, net of prepaid taxes	16,620	14,946
Prepaid fundamentals database updates	1,375	1,375
Landlord contributions	213	687
Other working capital accounts, net	730	(3,257)

Net cash provided by operating activities	25,235	39,760

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	—	25,260
Purchases of property, equipment and leasehold improvements	(6,738)	(9,379)

Net cash (used in) provided by investing activities	(6,738)	15,881

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(9,282)	(8,586)
Repurchase of common stock	(52,118)	(42,275)
Proceeds from employee stock plans	28,529	3,487
Tax benefits from share-based payment arrangements	15,082	376

Net cash used in financing activities	(17,789)	(46,998)

Effect of exchange rate changes on cash and cash equivalents	833	(2,773)

Net increase in cash and cash equivalents	1,541	5,870
Cash and cash equivalents at beginning of period	216,320	117,986

Cash and cash equivalents at end of period	$217,861	$123,856

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2009

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

2. BASIS OF PRESENTATION

The accompanying financial data as of November 30, 2009 and for the three months ended November 30, 2009 and 2008 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2009 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

FactSet has performed an evaluation of subsequent events occurring between the end of the Company’s first fiscal quarter, November 30, 2009 and January 8, 2010, which is the date the consolidated financial statements were issued.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GUIDANCE

Financial Accounting Standards Board Establishes Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-01, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification.

Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for the Company’s first quarter fiscal 2010 interim financial statements and the principal impact on the Company’s financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Recently Adopted Accounting Guidance

Fair Value Measures

On September 1, 2009, the Company adopted the authoritative accounting guidance for the fair value measurement and disclosure of its non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations. See Note 4 for further discussion surrounding the fair value of the Company’s financial instruments.

The fair value of certain Company financial instruments, including cash and cash equivalents, accrued compensation, and other current liabilities, approximates the carrying amount because of their short maturities.

Business Combinations

On September 1, 2009, the Company adopted the authoritative accounting guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired and liabilities assumed at their acquisition date fair values with subsequent changes recognized in earnings; recognition of acquisition-related expenses and restructuring costs separately from the business combination; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company did not close any business combinations or asset purchases in the first quarter of fiscal 2010.

Recent Accounting Guidance Not Yet Adopted

Revenue Recognition

In October 2009, the FASB issued authoritative guidance on revenue recognition that will be effective for the Company beginning September 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s financial position and results of operations.

This guidance does not change the accounting for the Company’s revenue transactions. FactSet’s revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly, annually or biannually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable. FactSet recognizes revenue when the client subscribes to FactSet services, the FactSet service has been rendered and earned during the month, the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and collectibility is reasonably assured.

The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. As of November 30, 2009, the Company’s largest individual client accounted for less than 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2009. At November 30, 2009 and August 31, 2009, the receivable reserve was $1.8 million and $1.7 million, respectively.

Other Accounting Changes

During the first quarter of fiscal 2010, the FASB issued several ASU’s – ASU No. 2009-06 through ASU No. 2009-15. Except for ASU’s No. 2009-13 and 2009-14 regarding revenue recognition discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and therefore do not have a material impact on the Company’s financial position and results of operations.

4. FAIR VALUE MEASURES

Pursuant to the accounting guidance for fair value measurements and its subsequent updates, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

(a) Fair Value Hierarchy

The accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels. FactSet has categorized its cash equivalents and derivatives within the hierarchy as follows:

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of November 30, 2009 or August 31, 2009.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2009 and August 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2009	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$168,318	$—	$—	$168,318
U.S. Government agency money market funds	2,567	—	—	2,567
U.S. Treasury money market funds	—	—	—	—
Derivative assets (other current assets)	—	379	—	379

Total assets measured at fair value	$170,885	$379	$—	$171,264

Liabilities
Derivative liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$111,855	$—	$—	$111,855
U.S. Government agency money market funds	4,493	—	—	4,493
U.S. Treasury money market funds	44,578	—	—	44,578
Derivative assets (other current assets)	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013

Liabilities
Derivative liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

Cash, Cash Equivalents and Investments

The Company’s institutional money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s cash, cash equivalents and investments are classified as Level 1.

Derivative Instruments

The derivative instrument valuations are based primarily on an “income approach” using spot, forward and interest rates, as well as credit default swap spreads, all of which are observable inputs. Derivative instruments utilizing Level 2 inputs are foreign exchange forward contracts.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at November 30, 2009 and August 31, 2009 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2009	Level 1	Level 2	Level 3	Total
Cash equivalents	$170,885	$—	$—	$170,885
Other current assets (derivative assets)	—	379	—	379

Total assets measured at fair value	$170,885	$379	$—	$171,264

Accounts payable and accrued liabilities (derivative liabilities)	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Cash equivalents	$160,926	$—	$—	$160,926
Other current assets (derivative assets)	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013

Accounts payable and accrued liabilities (derivative liabilities)	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended November 30, 2009, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents - Cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

Investments - Investments which have maturities greater than three months from the date of acquisition are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive loss in stockholders’ equity.

From time to time, the Company maintains a portfolio of investments that is managed to preserve principal. Pursuant to the investment guidelines established by the Company, the Company’s investments attempt to achieve high levels of credit quality, liquidity and diversification. The weighted average duration of the Company’s portfolios is managed not to exceed two years. Eligible investments include obligations issued by the U.S. Treasury and other governmental agencies, money market securities and highly rated commercial paper to be held in the custody of major financial institutions. Investments such as puts, calls, strips, straddles, short sales, options, futures, commodities, precious metals or investments on margin are not permitted under the Company’s investment guidelines.

The following table summarizes the Company’s cash and investments at November 30, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$46,976	$—	$46,976
Corporate money market funds	168,318	—	168,318
U.S Government agency money market funds	2,567	—	2,567
U.S Treasury money market funds	—	—	—
Fixed income securities
Government securities (U.S. Treasuries)	—	—	—
Government agency securities	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$217,861	$—	$217,861

The following table summarizes the Company’s cash and investments at August 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$55,394	$—	$55,394
Corporate money market funds	111,855	—	111,855
U.S Government agency money market funds	4,493	—	4,493
U.S Treasury money market funds	44,578	—	44,578
Fixed income securities
Government securities (U.S. Treasuries)	—	—	—
Government agency securities	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$216,320	$—	$216,320

Investments are recorded at fair value determined from readily available quoted market prices. The Company did not hold any investments at November 30, 2009 or August 31, 2009. The Company’s cash and investment portfolio did not experience any significant realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2010 and 2009.

6. DERIVATIVE INSTRUMENTS

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

Cash Flow Hedges

FactSet enters into foreign currency forward contracts with maturities up to twelve months to reduce the short-term effects of foreign currency fluctuations. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during fiscal 2010 or fiscal 2009 and as such, no gains or losses were reclassified into earnings.

These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At November 30, 2009, the effective portion of the Company’s cash flow hedges was $0.2 million (net of tax), which is expected to be reclassified from accumulated other comprehensive income to revenues within the next six months. At August 31, 2009, the effective portion of the Company’s cash flow hedges was $0.9 million (net of tax).

At November 30, 2009, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €2.4 million and $0.24 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £3.0 million and $0.14 million, respectively, at November 30, 2009. At August 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €7.9 million and $0.4 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £9.9 million and $0.7 million, respectively, at August 31, 2009. There were no other foreign exchange contracts designated as cash flow hedges. The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value (Current Asset)
Currency Hedged (Buy/Sell)	Nov 30, 2009	Aug 31, 2009	Nov 30, 2009	Aug 31, 2009
British Pound Sterling / U.S. Dollar	$4,785	$15,358	$140	$657
Euro / U.S. Dollar	3,360	10,858	239	430

Total	$8,145	$26,216	$379	$1,087

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

To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions (JPMorgan Chase and Bank of America). The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. At November 30, 2009 and August 31, 2009, the Company did not expect any losses as a result of default of its counterparties.

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Nov 30, 2009	Aug 31, 2009
Derivatives designated as hedging instruments	Other current assets:
	Foreign Exchange Contracts – Forwards	$379	$1,087
	Accounts payable and accrued expenses:
	Foreign Exchange Contracts – Forwards	$—	$—

Derivatives not designated as hedging instruments		—	—

	Net Derivative Assets	$379	$1,087

Derivatives in Cash Flow Hedging Relationships for the three months ended November 30, 2009 and 2008 (in thousands):

	Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2009	2008		2009	2008
Foreign exchange contracts – forwards	$1,493	$(1,693)	SG&A	$2,109	$855

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

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCI (in thousands):

	Three Months Ended November 30,
	2009	2008
Beginning balance, net of tax	$851	$(206)
Changes in fair value	1,493	(1,693)
Gain reclassified to earnings	(2,109)	(855)

Ending balance, net of tax	$235	$(2,754)

7. GOODWILL

On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2009, 2008, and 2007 and determined that there were no reporting units that were deemed at risk and there had been no impairment.

There was no goodwill acquired during the first quarter of fiscal 2010. Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2009 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2009	$99,696	$78,140	$3,519	$181,355

Goodwill acquired during the period	—	—	—	—
Purchase price adjustments	—	—	—	—
Foreign currency translation adjustments	—	1,498	270	1,768

Balance at November 30, 2009	$99,696	$79,638	$3,789	$183,123

8. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 13.2 years at November 30, 2009.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$45,220	$10,406	$34,814
Software technology	19,237	14,394	4,843
Client relationships	14,958	9,622	5,336
Trade names	192	135	57
Non-compete agreements	455	437	18

Total	$80,062	$34,994	$45,068

At August 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	44,338	$9,518	$34,820
Software technology	19,088	13,388	5,700
Client relationships	14,733	9,001	5,732
Trade names	192	128	64
Non-compete agreements	175	141	34

Total	$78,526	$32,176	$46,350

The increase in the gross carrying amount of intangible assets at November 30, 2009 as compared to August 31, 2009 was due to foreign currency translation adjustments.

Amortization expense recorded for intangible assets was $2.1 million for the three months ended November 30, 2009 and 2008, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2010 and the succeeding years are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010 (remainder)	$5,971
2011	5,645
2012	4,517
2013	3,117
2014	2,138
Thereafter	23,680

Total	$45,068

9. COMMON STOCK AND EARNINGS PER SHARE

On November 10, 2009, the Company announced a regular quarterly dividend of $0.20 per share. The cash dividend of $9.4 million was paid on December 15, 2009, to common stockholders of record on November 30, 2009. Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended November 30,
	2009	2008
Balance at September 1	46,740	47,969
Common stock issued for employee stock plans	1,154	118
Repurchase of common stock	(777)	(977)

Balance at November 30	47,117	47,110

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period.

The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards, including employee stock options and restricted stock. A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2009
Basic EPS
Income available to common stockholders	$36,143	47,156	$0.77
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,720

Income available to common stockholders plus assumed conversions	$36,143	48,876	$0.74

For the three months ended November 30, 2008
Basic EPS
Income available to common stockholders	$35,585	47,412	$0.75
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,664

Income available to common stockholders plus assumed conversions	$35,585	49,076	$0.73

Dilutive potential common shares consist of stock options and unvested restricted stock awards. For the three months ended November 30, 2009 and 2008, 16,238 and 1,342,005, respectively, stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. During the first quarter of fiscal 2010, 80,897 shares of restricted stock were excluded from the calculation of diluted earnings per share. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2008.

For the three months ended November 30, 2009 and 2008, 1,933,698 and 1,916,373, respectively, of performance-based stock option grants were excluded from the calculation of diluted earnings per share. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at November 30, 2009 and 2008 for performance-based stock options granted in fiscal 2010 and 2008.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On December 14, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. During the three months ended November 30, 2009, the Company repurchased 777,400 shares for $52.1 million under the program. Including the $100 million expansion, $150 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At November 30, 2009 and August 31, 2009, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009
November 17, 2008	$0.18	Regular (cash)	November 28, 2008	$8,480	December 16, 2008

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards

On October 23, 2009, the Company granted 161,794 restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock awards are amortized to stock-based compensation expense over the vesting period using the straight-line attribution method.

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three months ended November 30,
	2009	2008
Net income	$36,143	$35,585
Net unrealized loss on investments, net of tax	—	(72)
Net unrealized loss on cash flow hedges, net of tax	(616)	(2,548)
Foreign currency translation adjustments	3,718	(23,677)

Comprehensive Income	$39,245	$9,288

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	November 30, 2009	August 31, 2009
Accumulated unrealized gain on cash flow hedges, net of tax	$235	$851
Accumulated foreign currency translation adjustments	(7,356)	(11,074)

Total accumulated other comprehensive loss	$(7,121)	$(10,223)

11. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Plans

Stock Option Awards

Options granted without performance conditions under the Company’s stock option plans (the “Option Plans”) expire either seven or ten years from the date of grant and the majority vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options granted with performance conditions under the Company’s 2004 Stock Option Plan expire seven years from the date of grant and vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

General Stock Option Activity

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2009	7,553	$39.51

Granted – non performance-based options	32	$66.46

Granted – performance-based options	901	$66.46

Stock options exercised	(1,126)	$24.54

Stock options canceled/forfeited	(73)	$55.60

Balance at November 30, 2009	7,287	$45.11

The total number of in-the-money options exercisable as of November 30, 2009 was 3.7 million with a weighted average exercise price of $31.00. As of August 31, 2009, 4.2 million in-the-money outstanding options were exercisable with a weighted average exercise price was $25.91. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2009 and August 31, 2009 was $151.5 million and $122.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $72.35 at November 30, 2009 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2009 and 2008 was $47.2 million and $2.0 million, respectively.

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

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At November 30, 2009, the Company estimated that none of the performance-based stock options will vest which results in zero unamortized stock-based compensation expense to be recognized as of November 30, 2009. The Company’s estimate considers the difficult economic conditions since August 2008 and the adverse impact on many of its clients from the dislocation in the global equity and credit markets. A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2009	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$2,146	$1,367	$143
60%	$6,438	$4,101	$429
100%	$10,730	$6,835	$715

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2009. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

October 2009 Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At November 30, 2009, the Company estimated that 20% or 180,133 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $3.0 million to be recognized as of November 30, 2009.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2009	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(77)	$—
20%	$2,974	$—	$150
60%	$8,922	$154	$450
100%	$14,870	$308	$750

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2009. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Restricted Stock Awards

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Price Per Award
Balance at August 31, 2009	—	$—
Granted	162	62.85
Vested	—	—
Canceled/forfeited	—	—

Balance at November 30, 2009	162	$62.85

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. On October 23, 2009, the Company granted 161,794 restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method.

Employees granted restricted stock awards on October 23, 2009 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. As such, the closing price of FactSet common stock on the grant date of $66.46 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on October 23, 2009 was $62.85. As of November 30, 2009, unamortized stock-based compensation expense of $8.3 million is to be amortized ratably to compensation expense over the remaining vesting period of 58.5 months.

No restricted stock awards vested during the three months ended November 30, 2009 and 2008.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

Share-based Awards Available for Grant
Balance at August 31, 2009	4,128
Granted – non performance-based options	(32)
Granted – performance-based options	(901)
Restricted stock awards granted*	(404)
Share-based awards exercised	—
Share-based awards canceled/forfeited	73

Balance at November 30, 2009	2,864

*	As reflected in the preceding table, for each share awarded as restricted stock under the Company’s Option Plans, an equivalent of 2.5 shares were deducted from the available share-based awards balance.

Employee Stock Purchase Plan

On December 16, 2008, the Company’s stockholders ratified the adoption of the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares have been reserved for issuance under the Purchase Plan. There is no expiration date for the Purchase Plan. Shares of FactSet common stock may be purchased by eligible employees under the Purchase Plan in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employees purchased 28,217 shares at an average price of $46.71 during the first quarter of fiscal 2010. At November 30, 2009, 419,468 shares were collectively reserved for future issuance under the Purchase Plan.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2009 and 2008 were $9.51 and $13.28 per share, respectively, with the following weighted average assumptions:

	Three Months Ended November 30,
	2009	2008
Risk-free interest rate	0.1%	0.7%
Expected life	3 months	3 months
Expected volatility	14.4%	35.1%
Dividend yield	1.5%	1.1%

12. STOCK-BASED COMPENSATION

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense for the three months ended November 30, 2009 and 2008 (in thousands):

	2009	2008
Stock-based compensation	$2,957	$4,173
Tax impact of stock-based compensation	(994)	(1,427)

Stock-based compensation, net of tax	$1,963	$2,746

As stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience.

As of November 30, 2009, $32.9 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.6 years. There were no stock-based compensation costs capitalized as of November 30, 2009 or August 31, 2009, respectively.

Stock Option Fair Value Determination

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new employee stock option grants. The Company’s determination of fair value of stock option awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

Fiscal 2010

On October 23, 2009, 32,476 non performance-based employee options and 900,665 performance-based employee stock options were granted at an exercise price of $66.46. The weighted average estimated fair value of employee stock options granted during the first quarter of fiscal 2010 was $19.99 per share, using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.21% - 3.09%
Expected life	5.95 -6.09 years
Term structure of volatility	26.9% - 35.6%
Dividend yield	1.64%

Fiscal 2009

There were 329,857 non performance-based employee stock options granted during the three months ended November 30, 2008 at an exercise price of $36.00. The weighted average estimated value of employee stock options granted during the first quarter of fiscal 2009 was $9.39 per share, using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.89% - 3.09%
Expected life	5.05 years
Term structure of volatility	33.1% - 37.8%
Dividend yield	2.01%

The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a combination of historical volatility of the Company’s stock and implied volatilities of publicly traded options to buy FactSet common stock with contractual terms closest to the expected life of options granted to employees. The approach to utilize a mix of historical and implied volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that a combination of implied volatility and historical volatility is best representative of future stock price trends. The Company uses historical data to estimate option exercises and employee termination within the valuation model. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The binomial model estimates employees exercise behavior is based on the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

Non-Employee Director Stock Option Grants

On December 16, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Stock Option Plan (the “Plan”) that provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The ratification of the Plan replaced the FactSet 1998 Non-Employee Directors’ Stock Option Plan, which had expired on November 1, 2007, except with respect to outstanding options previously granted thereunder. A total of 250,000 shares of FactSet common stock have been reserved for issuance under the Plan. The expiration date of the Plan is December 1, 2018. The shares of common stock to be issued may be either authorized and unissued shares or shares held by the Company in its treasury.

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

There were no stock options granted to the Company’s non-employee Directors during the three months ended November 30, 2009 and 2008, respectively.

Restricted Stock Awards

On October 23, 2009, the Company granted 161,794 restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. The grant date fair value of the restricted share award was measured by reducing the grant date price of the Company’s stock by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted on October 23, 2009 was $62.85.

There were no restricted stock awards granted during the first quarter of fiscal 2009.

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

The following table provides details of income taxes for the three months ended November 30, 2009 and 2008 (in thousands, except percentages):

	2009	2008
Income before income taxes	$54,285	$51,948
Provision for income taxes	$18,142	$16,363	*
Effective tax rate	33.4%	31.5%

*	Included in the first quarter of fiscal 2009 were income tax benefits of $1.4 million or $0.03 per diluted share related to the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008. The U.S. Federal R&D tax credit expired on December 31, 2009.

The aggregate changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2010 were as follows (in thousands):

Unrecognized income tax benefits at August 31, 2009	$6,437
Additions based on tax positions related to the current year	223
Additions for tax positions of prior years (includes the accrual of interest)	101
Reductions for tax positions of prior years	—
Lapse of statue of limitations	—
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at November 30, 2009	$6,761

As of November 30, 2009, the Company has gross unrecognized tax benefits totaling $6.8 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by four tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will materially change within the next 12 months.

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2009, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2007 through 2009
State (various)	2003 through 2009

Europe
France	2004 through 2009
United Kingdom	2005 through 2009

14. SEGMENT INFORMATION

The Company’s operations are organized into three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. These reportable segments are consistent with how the Company, including its chief operating decision maker, manages the business and the demographic markets in which the Company serves. Each segment provides integrated global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Of the total $183.1 million of goodwill reported by the Company at November 30, 2009, 54% was recorded in the U.S. segment, 44% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended November 30, 2009	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$105,310	$39,213	$10,720	$155,243
Segment operating profit*	33,097	17,807	3,143	54,047
Total assets	417,576	191,104	21,570	630,250
Capital expenditures	4,358	120	2,260	6,738

For the three months ended November 30, 2008
Revenues from clients	$106,369	$38,984	$10,279	$155,632
Segment operating profit*	31,307	13,676	6,347	51,330
Total assets	354,245	172,870	14,648	541,763
Capital expenditures	6,528	2,432	419	9,379

*	Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

SIGNIFICANT CLIENTS - No single client represented 10% or more of FactSet’s total revenues in any period presented. As of November 30, 2009, the Company’s largest individual client accounted for less than 2% of total subscriptions, down from 3% of total subscriptions as of November 30, 2008. Subscriptions from the ten largest clients did not surpass 16% of total client subscriptions as of November 30, 2009, a decrease from 17% of total client subscriptions at November 30, 2008.

SIGNIFICANT VENDORS - FactSet maintains contractual relationships with a minimum of two content providers for each type of financial data, when possible. No single vendor or data supplier represented 10% or more of FactSet’s total expenses in any period presented.

15. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At November 30, 2009, the Company leased office space in locations throughout the U.S., Europe and Asia Pacific. Leases for this office space expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During the first quarter of fiscal 2010, the Company entered into a new lease agreement in the ordinary course of business to support operations in New York, New York, which will result in incremental future minimum rental payments of $6.3 million over the remaining non-cancelable lease term of five years and was included in the future minimum rental payment disclosure below. The new office space expanded the existing New York location by 22,000 square feet and increased total worldwide leased office space by 3%. The additional office space is necessary to support the Company’s employee base.

At November 30, 2009, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2010 (remaining nine months)	$16,153
2011	22,490
2012	20,866
2013	20,047
2014	16,218
Thereafter	58,836

Total	$154,610

During the three months ended November 30, 2009 and 2008, rent expense for all operating leases amounted to $7.4 million and $5.9 million, respectively. Approximately $4.4 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current lease commitments as of November 30, 2009.

Contingencies

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

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance. In the event any losses are sustained in excess of accruals, they will be charged against income at that time. See Note 13.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company reviews its receivables from clients for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. No individual client accounted for more than 2% of total subscriptions as of November 30, 2009. Subscriptions from the ten largest clients did not surpass 16% of total client subscriptions. At November 30, 2009 and August 31, 2009, the receivable reserve was $1.8 million and $1.7 million, respectively.

16. REVOLVING CREDIT FACILITY

The Company maintains its three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.4 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of November 30, 2009. The Company is obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

17. SUBSEQUENT EVENTS

FactSet has performed an evaluation of subsequent events through January 8, 2010, which is the date the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

FactSet is a leading provider of global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. Our applications support and enhance workflows for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

We combine hundreds of data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. We are also fully integrated with Microsoft Office applications such as Excel®, Word® and PowerPoint®. This integration allows our users to create extensive custom reports. Our revenues are primarily derived from month-to-month subscriptions to services, content and financial applications.

As of November 30, 2009, the Company employed 3,269 employees, up 10% or 307 employees since August 31, 2009. Of these employees, 1,333 were located in the U.S., 553 in Europe and the remaining 1,383 in Asia Pacific. Over 90% of the increase in headcount during the first quarter of fiscal 2010 was driven by the expansion of our proprietary content operations including the FactSet Fundamentals collection team. Approximately 48% of our employees are involved with content collection, 22% conduct sales and consulting services, another 25% are involved in product development, software and systems engineering and the remaining 5% of employees provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2009 and 2008, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

(in thousands, except per share data) For the three months ended November 30,	2009	2008	Change
Revenues	$155,243	$155,632	(0.2)%

Cost of services	50,407	53,332	(5.5)%

Selling, general and administrative	50,789	50,970	(0.4)%

Operating income	54,047	51,330	5.3%

Net income	36,143	35,585	1.6%

Diluted earnings per common share	$0.74	$0.73	1.4%

Diluted weighted average common shares	48,876	49,076

Revenues

Revenues for the three months ended November 30, 2009 were $155.2 million, down 0.2% from $155.6 million for the same period a year ago. Continued stabilization throughout our client base was offset by the judicious approach of our large clients toward their overall market data spend. Large clients continue to be very cautious in both their incremental data spend and additional hiring. During the first three months of fiscal 2010, we saw a meaningful reduction in the number of client cancels, but there was not a significant increase in new firm creation.

Positive revenue drivers during the first quarter of fiscal 2010 were expanded deployment of our proprietary data across all geographies including incremental subscriptions to FactSet Fundamentals and Estimates, our real-time news and quotes capabilities included in the FactSet workstation, clients continuing to license our advanced applications such as Portfolio Analysis (“PA”) and our ability to consolidate multiple services into one through the FactSet platform enabling our clients to recognize efficiencies in many instances. Our investment management client base continues to experience strong growth across all geographies and represented 82% of our total annual subscription value as of November 30, 2009.

We continue to be pleased by the growing returns from our investment in proprietary content. The acceptance rate of FactSet Fundamentals by new and existing clients continues to grow. During the past 12 months, we have reduced our third party vendor payments related to fundamental data by $7.3 million due to clients switching to FactSet Fundamentals from third party vendor databases. When contractual commitments are irrelevant, approximately 85% of clients approached have made the transition to FactSet Fundamentals. In addition, demand for FactSet Estimates continues to expand. Estimates are a data set desired by a high percentage of our current and prospective clients. Our investment to expand coverage globally and add textual research from sell-side firms has made our product more competitive in the marketplace and has led to growth in the demand for FactSet Estimates.

Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Real-time users have increased during every quarter since our real-time news and quotes product was released in 2002. Deployment of real-time news and quotes has resulted in a 30% increase in user count year over year and a 16% increase over the last three months in conjunction with the release of the new FactSet, which is discussed below.

Our Portfolio Analysis suite continues to be a source of growth. This suite is comprehensive and includes the applications for portfolio attribution, risk and quantitative analysis. During the first three months of fiscal 2010, we saw incremental purchases of our quantitative analysis and risk products and the addition of 30 PA users, while our client count remained the same. As of November 30, 2009, PA 2.0 was deployed by 647 clients consisting of 5,670 users.

In addition, on September 14, 2009, we released our newest financial software platform and are pleased with the client adoption rates. The new FactSet consolidates data and analytics, previously spread across multiple applications, into one comprehensive, intuitive interface improving both functionality and ease of use. We believe that new FactSet is deepening the engagement level of thousands of users.

Offsetting the positive revenue drivers discussed above was a reduction in annual subscriptions from our investment banking clients. Over the past 15 months, several of our largest banking clients ceased operations, and employment contracted across most of the sell-side, resulting in a 17% decrease in our sell-side user count since September 1, 2008. Revenues from our investment banking clients decreased due to the difficult selling environment amplified by sell-side firms that scaled back expenditures, emphasizing savings over spending.

Revenues by Geographic Region

(in thousands) For the three months ended November 30,	2009	2008	% Change
U.S.	$105,310	$106,369	(1.0)%
% of revenues	67.8%	68.3%
Europe	$39,213	$38,984	0.6%
Asia Pacific	10,720	10,279	4.3%

International	$49,933	$49,263	1.4%
% of revenues	32.2%	31.7%
Consolidated	$155,243	$155,632	(0.2)%

Revenues from our U.S. business decreased 1.0% to $105.3 million during the three months ended November 30, 2009 compared to $106.4 million in the same period a year ago. International revenues in the first quarter of fiscal 2010 were $49.9 million, an increase of 1.4% from $49.3 million in the prior year period. The impact from foreign currency increased international revenues by $0.4 million year over year. European revenues advanced 0.6% to $39.2 million. Asia Pacific revenues grew to $10.7 million, up 4.3% from the same period a year ago. Excluding the impact of foreign currency of $0.4 million, Asia Pacific revenue growth was 0.6% year over year. Revenues from international operations accounted for 32% of our consolidated revenues in the first quarter of fiscal 2010, consistent with the year ago quarter. Our growth rates in Europe and Asia Pacific were largely related to offering a broader selection of global content, the continued deployment of our portfolio analysis, risk and quantitative applications and the expansion of our real-time news and quotes that services the needs of a global investor.

Annual Subscription Value (“ASV”)

ASV at any given point in time represents the forward-looking revenues for the next 12 months from all annual subscription services currently being supplied to clients in addition to the trailing 12 months of non-subscription revenues derived from workstations sold to summer interns, introducing brokerage services, M&A related publications and the Partner software product. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At November 30, 2009, ASV was $621 million, up $1 million from the prior year total of $620 million. Excluding the first time inclusion of non-subscription revenues totaling $4 million, ASV decreased $3 million over the last twelve months. ASV from international operations increased from $199 million at November 30, 2008 to $201 million at November 30, 2009, representing 32% of our Company-wide total.

ASV increased $2 million during the first quarter of fiscal 2010, which included non-subscription revenues totaling $4 million. Excluding the first time inclusion of non-subscription revenues, ASV decreased $2 million organically since August 31, 2009. The performance of FactSet Fundamentals and Estimates and the demand for PA and real-time news and quotes continued to be positive ASV growth leaders. Although organic ASV change was negative during the first three months of fiscal 2010, we believe that multiple quarters of strong market performance is necessary to change our clients’ annual spend.

Approximately 82% of ASV at November 30, 2009 is derived from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research.

Users and Clients

Both our user and client count was steady for the second consecutive quarter. At November 30, 2009, there were 37,400 professionals using FactSet, an increase of 100 users from the beginning of the quarter. We believe based on current information that is has taken only two quarters for our user count to stabilize since the credit crisis began in September 2008. By comparison, it took over two years for our user count to stabilize after the downturn of 2001. Client count was 2,044 at November 30, 2009, a net decrease of 1 client over the last three months. At November 30, 2009, the average subscription per client was $304,000, up 2% from $298,000 at November 30, 2008 and up from $302,000 at August 31, 2009. The combination of advanced FactSet applications including real-time news and quotes with a vast array of data supported by FactSet client service contributed to our growth in average subscription per client in the first three months of fiscal 2010.

At November 30, 2009, annual client retention was greater than 95% of ASV, consistent with the same period a year ago and confirms the breadth and depth of a product suite that is deployed to a high quality, institutional client base. However, on a client basis, our annual retention rate is 87% of clients at November 30, 2009, a decrease from 92% a year ago. This decline is a result of client losses relating primarily to small firms rather than larger institutions. As of November 30, 2009, our largest individual client accounted for less than 2% of total ASV and ASV from the ten largest clients did not surpass 16% of total client subscriptions, consistent with November 30, 2008 and August 31, 2009.

Operating Expenses

(in thousands) For the three months ended November 30,	2009	2008	% Change
Cost of services	$50,407	$53,332	(5.5)%
Selling, general and administrative	50,789	50,970	(0.4)%

Total operating expenses	$101,196	$104,302	(3.0)%
Operating income	$54,047	$51,330	5.3%
Operating Margin	34.8%	33.0%

Cost of Services

For the three months ended November 30, 2009, cost of services decreased 5.5% to $50.4 million as compared to $53.3 million in the same period a year ago. Cost of services expressed as a percentage of revenues declined 180 basis points to 32.5% during the first quarter of fiscal 2010 from 34.3% a year ago. The decrease year over year was driven by lower levels of external data collection and a reduction in data vendor royalty payments partially offset by higher employee compensation.

Data costs, expressed as a percentage of revenues, decreased 280 basis points for the three months ended November 30, 2009 compared to the same period in fiscal 2009. The reduction in external collection costs was the result of ending a business process outsourcing (“BPO”) relationship in May 2009. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content.

An increase in employee compensation partially offset the overall decrease to cost of services in fiscal 2010. Employee compensation, expressed as a percentage of revenues, increased 90 basis points during the three months ended November 30, 2009 due to expanding the number of employees, primarily for our investment in FactSet Fundamentals and other offshore content collection operations. Over the last 12 months, we have increased our content collection headcount by over 1,000 employees, primarily at our offshore facilities. At November 30, 2009, approximately 48% of our employees are involved with content collection, as compared to 20% at November 30, 2008.

Selling, General and Administrative

For the three months ended November 30, 2009, selling, general, and administrative (“SG&A”) expenses decreased 0.4% to $50.8 million from $51.0 million in the first quarter of fiscal 2009. SG&A expenses expressed as a percentage of revenues declined 10 basis points to 32.7% during the first quarter of fiscal 2010 from 32.8% a year ago. The decrease was driven by foreign currency hedging gains and lower travel and entertainment (“T&E”) costs partially offset by an increase in occupancy costs.

Foreign currency gains included in SG&A were the result of favorable foreign currency forward contracts we entered into over the last 12 months. Through the use of foreign currency forward contracts, we hedged approximately 90% of our currency exposure through the end of the first quarter of fiscal 2010 in the beginning of the 2009 calendar year. Since the date the contracts were entered into, the Euro and British Pound Sterling have gained on the U.S. dollar. As a result of these contracts to hedge our Euro and British Pound Sterling currency risk, we recorded a gain on derivatives of $1.5 million in SG&A during the first quarter of fiscal 2010. As of November 30, 2009, our currency risk is hedged 45% through the second quarter of fiscal 2010. T&E expense, expressed as a percentage of revenues, decreased 60 basis points for the three months ended November 30, 2009 compared to the same period in fiscal 2009 primarily due to a continued prudent approach to interoffice travel and an overall decrease in the cost per trip.

Foreign currency gains on forward contracts and a reduction in T&E were partially offset by an increase in occupancy costs quarter over quarter. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, increased 130 basis points compared to the year ago quarter due to recent office expansions in Boston, New York, Hyderabad, Tokyo and Manila.

Operating Income and Operating Margin

Operating income advanced 5% to $54.0 million for the three months ended November 30, 2009 as compared to the prior year period. Our operating margin during the first quarter of fiscal 2010 was 34.8%, up 180 basis points from 33.0% a year ago primarily due to foreign currency gains from hedging activities, a reduction in data costs, lower T&E and incremental stock-based compensation in the prior year. Favorable currency rates including the gains from foreign currency forward contracts improved operating income by $1.3 million and our operating margin by 75 basis points for the three months ended November 30, 2009.

Operating Income by Segment

(in thousands) For the three months ended November 30,	2009	2008	% Change
U.S.	$33,097	$31,307	5.7%
Europe	17,807	13,676	30.2%
Asia Pacific	3,143	6,347	(50.5)%

Consolidated	$54,047	$51,330	5.3%

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

Operating income from our U.S. business increased 5.7% to $33.1 million during the three months ended November 30, 2009 compared to $31.3 million in the same period a year ago primarily due to lower U.S. variable data fees, a decline in T&E costs, the termination of a BPO relationship in May 2009 and a reduction in SG&A employee compensation partially offset by a 1% decrease in revenues. Lower data costs were caused by a reduction in variable fees charged by data vendors based on deployment of their content over the FactSet platform. SG&A employee compensation, expressed as a percentage of U.S. revenues, decreased during fiscal 2010 compared to the same period a year ago due to reduced headcount in the U.S. The decrease in T&E costs was primarily due to a prudent approach to interoffice travel. The decline in U.S. revenues was primarily from a $1 million decrease in ASV from U.S. operations year over year.

European operating income increased 30% to $17.8 million during the three months ended November 30, 2009 compared to $13.7 million in the same period a year ago primarily due to favorable currency exchange rates, gains from hedging activities, a $0.2 million increase in revenues, the termination of a BPO relationship in May 2009 and a decrease in T&E costs. As disclosed earlier, a gain of $1.5 million was recorded in the first quarter of fiscal 2010 from foreign currency hedging activities. In addition, the strengthening of the U.S. dollar against the British Pound Sterling year over year resulted in a reduction of the expense base within the European segment. The decrease in T&E costs was primarily due to a more prudent approach to our interoffice travel and a decrease in the cost per trip.

Asia Pacific operating income decreased 50% to $3.1 million during the three months ended November 30, 2009 compared to $6.3 million in the same period a year ago primarily driven by the offshore expansion of our proprietary content operations in India and the Philippines as well as increased occupancy costs for our office expansion in Japan, India and the Philippines, partially offset by a 4% increase in revenues and favorable currency rates that increased revenues expressed in U.S. dollars. The strengthening of the Japanese Yen compared to the U.S. dollar increased Asia Pacific revenues by $0.4 million during the first three months of fiscal 2010 as compared to the same period a year ago.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) For the three months ended November 30,	2009	2008	% Change
Other income	$238	$618	(61.5)%
Provision for income taxes	$18,142	$16,363	10.9%
Net income	$36,143	$35,585	1.6%
Diluted earnings per common share	$0.74	$0.73	1.4%

Effective Tax Rate	33.4%	31.5%

Other Income

During the three months ended November 30, 2009, other income decreased $0.4 million or 61%, year over year. The decline in other income was a result of lower interest rates over the last twelve months. Our average annualized return on cash and cash equivalents was 25 basis points during the quarter. At no time during fiscal 2010 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended November 30, 2009, the provision for income taxes increased to $18.1 million from $16.4 million in the comparable prior year period. The effective tax rate for the first quarter of fiscal 2010 was 33.4% as compared to 31.5% a year ago. Included in the prior year first quarter were income tax benefits of $1.4 million or 270 basis points, related to the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008. The U.S. Federal R&D credit expired on December 31, 2009. Our effective tax rate is based on current enacted tax laws and reflects the R&D tax credit only for the first four months of fiscal 2010.

Net Income and Earnings per Share

Net income rose 1.6% to $36.1 million and diluted earnings per share increased 1.4% to $0.74 for the three months ended November 30, 2009. Included in the year ago quarter was a $0.03 per diluted share benefit from the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008. Excluding the $0.03 per diluted share income tax benefit in the first quarter of fiscal 2009, diluted earnings per share growth was 6% year over year.

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

As depicted in the chart below, our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $19 million while our non-U.S. dollar denominated expenses are $121 million, which translates into a net foreign currency exposure of $102 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$1,695	$36,578	$(34,883)
British Pound Sterling	2,465	47,955	(45,490)
Japanese Yen	14,709	10,058	4,651
Indian Rupee	—	17,293	(17,293)
Other	—	9,072	(9,072)

Total	$18,869	$120,956	$(102,087)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 60% of our employees are located. Foreign currency movements had the following effects in the first quarter of fiscal 2010 when holding currencies constant from the first quarter of fiscal 2009:

•	Increased revenues by $0.4 million.

•	Decreased operating expenses by $0.9 million (includes gains on hedging activities).

•	Increased operating income by $1.3 million and operating margins by 75 basis points.

•	Increased diluted earnings per share by $0.02.

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

At November 30, 2009, the gross notional value of all foreign currency forward contracts outstanding was $8.1 million. These transactions are designated as cash flow hedges. The effective portion of the derivative’s gain or loss on the forward contract is initially reported as a component of accumulated other comprehensive (loss) income and then reclassified into operating income when the hedged exposure affects operating income (when net expenses are recorded).

The following is a summary of all hedging positions held as of November 30, 2009 (in thousands):

Q2’2010
Euro
Notional amount	€2,400,000
% of Net foreign currency exposure hedged	45%
Average forward contract rate	1.400

British Pound Sterling
Notional amount	£3,000,000
% of Net foreign currency exposure hedged	45%
Average forward contract rate	1.595

A gain on derivatives for the three months ended November 30, 2009 of $1.5 million was recorded into operating income in our Consolidated Statements of Income compared to a loss of $1.7 million in the same period a year ago. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at November 30, 2009 and August 31, 2009 was $0.4 million and $1.1 million, respectively, in other current assets. Included in accumulated other comprehensive income (loss) was $0.2 million (net of tax) and $0.9 million (net of tax) at November 30, 2009 and August 31, 2009, respectively.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

For the three months ended November 30,	2009	2008
Net cash provided by operating activities	$25,235	$39,760
Capital expenditures (1)	(6,738)	(9,379)

Free cash flow (2)	$18,497	$30,381

Net cash (used in) provided by investing activities	$(6,738)	$15,881
Net cash used in financing activities	$(17,789)	$(46,998)

Net increase in cash and cash equivalents	$1,541	$5,870
Cash and cash equivalents at end of period (November 30)	$217,861	$123,856

(1)	Included in net cash used in investing activities during each fiscal year reported above.
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

Cash and cash equivalents aggregated to $218 million or 35% of our total assets at November 30, 2009, compared with $124 million or 23% of our total assets at November 30, 2008 and $216 million at August 31, 2009. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $2 million since August 31, 2009 as a result of cash provided by operations of $25 million, $29 million from the exercise of employee stock options and $15 million of tax benefits from share-based payment arrangements partially offset by cash outflows of $52 million related to stock repurchases, a quarterly dividend payment of $9 million and capital expenditures, net of landlord contributions of $6.5 million.

During the last twelve months, free cash flow rose 33% to $172 million and exceeded net income by 18%, illustrating the high quality of our earnings. Free cash flow in the first quarter of fiscal 2010 was $18.5 million compared to $30.4 million in the year ago period. Free cash flow in the current quarter was adversely impacted by a non-cash adjustment of $15.1 million in tax benefits from stock option exercises. Excluding this tax benefit in both periods, free cash flow increased 9% to $33.6 million from $30.8 million in the year ago quarter. While this amount is a detriment to the current year first quarter’s free cash flow, it is temporary as this tax benefit will increase free cash flow in subsequent quarters through lower income tax payments. Drivers of free cash flow during the first quarter of fiscal 2010 were reduced capital expenditures and lower accounts receivable. Over the last 12 months, accounts receivable has decreased 15% while revenues were flat. At November 30, 2009, our days sales outstanding (“DSO”) was a record low 35 days, down from 42 days a year ago and 37 days from August 31, 2009. As in previous years, we expect accounts receivable to increase by more than 10% during the second quarter of fiscal 2010. Consistent with prior years, we invoice a small percentage of our clients annually in advance during the second quarter of each fiscal year. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect that accounts receivable and deferred revenues will increase approximately $11 million. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter.

Capital Resources

Capital Expenditures

Capital expenditures were $6.5 million, net of landlord contributions for construction of $0.2 million for the quarter ended November 30, 2009, down from $8.7 million in the same period a year ago. Approximately $5.2 million or 80% of capital expenditures was for computer equipment, including the purchase of additional EMC storage mainframe machines that increased capacity at our data centers by approximately 25%. The remaining 20% or $1.3 million of capital expenditures, net of landlord contributions for construction, was for the build-out of new space in our Hyderabad, Hong Kong and Manila office locations as well as additional furnishing of our London and New York offices. Capital spending levels decreased compared to the prior year due to improvements in hardware utilization and higher levels of landlord contributions to fund the build-out of new office space. Enhanced hardware utilization was from efficiencies realized from updates to our data storage policy and streamlining batch processing jobs.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2008, we renewed our three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.4 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of November 30, 2009. We are obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of November 30, 2009 and August 31, 2009, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of November 30, 2009 and August 31, 2009.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three months ended November 30, 2009, there were no significant changes to our contractual obligations as of August 31, 2009. We currently have no significant capital commitments other than commitments under our operating leases, which increased 1% from $152.5 million at August 31, 2009 to $154.6 million at November 30, 2009.

Share Repurchases

On December 14, 2009, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. During the first quarter of fiscal 2010, we repurchased 777,400 shares for $52.1 million under the program. Including the expansion, $150 million remains authorized for future share repurchases as of November 30, 2009. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

Dividends

On November 10, 2009, the Company announced a regular quarterly dividend of $0.20 per share. The cash dividend of $9.4 million was paid on December 15, 2009, to common stockholders of record on November 30, 2009. Future cash dividends will be paid using our existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2009. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2009.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) have experienced declines greater than 10% coupled with increased levels of volatility. A prolonged decline in the equity markets could impact the size and buying power of many of our clients.

Approximately 82% of our annual subscription value is derived from investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation resulting in lower demand for services from investment managers.

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

Our sell-side clients who perform M&A advisory work and equity research account for approximately 18% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia were purchased by other firms as their viability as stand-alone entities came into question. More of our clients could encounter similar problems. The recent lack of confidence in the global banking system caused declines in merger and acquisitions funded by debt. Additional turmoil, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Historically, the correlation between the results of our operations and the performance of the global equity markets has not been one to one. Today, we believe that our market opportunity may be 10 times our current size even if the global equity markets, which we service, shrink by 10%. Difficult market conditions may increase the value of our ability to consolidate services for clients, including deploying real-time news and quotes, and may help advance the sales of proprietary content.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	A prolonged decline in the equity returns impacting the buying power of our investment management clients

•	Continued turmoil, consolidation, and business failures in the global investment banking industry may cause us to lose additional clients and users

•	A global market crisis and related economic recession may affect our revenues and liquidity

•	Increased competition in our industry that may cause price reductions or loss of market share

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	The protection and privacy of our client data

•	A prolonged or recurring outage at one of our data centers may result in reduced service and the loss of clients

•	Malicious, ignorant or illegal employee acts regarding insider information

•	Man-made problems such as computer viruses or terrorism may disrupt our operations

•	Our ability to integrate and market FactSet Fundamentals and other proprietary data to new and existing clients

•	Our ability to integrate newly acquired companies

•	The negotiation of contract terms supporting new and existing databases or products

•	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

•	Third parties may claim infringement upon their intellectual property rights

•	Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that the Company regards as proprietary

•	Volatility in general economic conditions

•	Our ability to hire and retain key qualified personnel

•	Resolution of ongoing and other probable audits by tax authorities

•	Adverse resolution of litigation or governmental investigations may harm our operating results

•	Changes in accounting may affect our reported earnings and operating income

•	Internal controls may be ineffective

Business Outlook

The following forward-looking statements reflect our expectations as of December 15, 2009. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2010 Expectations

•	Revenues are expected to range between $154 million and $158 million.

•	EPS should range between $0.73 and $0.75 per diluted share. Both ends of this range include a $0.01 reduction to reflect the lapse of the U.S. Federal R&D tax credit effective December 31, 2009.

Full Year Fiscal 2010

•	The 2010 guidance for capital expenditures, net of landlord contributions is between $20 million to $26 million.

Financial Risk Management

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We are exposed to market risk from changes in foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to foreign currency exchange risk through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings and cash flow volatility resulting from shifts in market rates. We only enter into foreign currency forward contracts to manage foreign currency exposures. Our primary foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen and Indian Rupee. The fair market values of all our derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. As permitted, these derivative contracts have been designated for hedge accounting treatment. The level of volatility will vary with the type and amount of derivative hedges outstanding, as well as fluctuations in the currency markets during the period. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with two major financial institutions. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties.

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $19 million while our non-U.S. dollar denominated expenses are $121 million, which translates into a net foreign currency exposure of $102 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of our cash and cash equivalents at November 30, 2009 was $218 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

The current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency exchange risk and interest rate risk.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen and Indian Rupee. As such, we are exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance.

At November 30, 2009, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €2.4 million and $0.24 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £3.0 million and $0.14 million, respectively, at November 30, 2009. At August 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €7.9 million and $0.4 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £9.9 million and $0.7 million, respectively, at August 31, 2009.

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $19 million while our non-U.S. dollar denominated expenses are $121 million, which translates into a net foreign currency exposure of $102 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. A hypothetical 10% adverse movement in foreign currency exchange rates against the U.S. dollar would result in a decrease in operating income by $10.2 million over the next twelve months. A hypothetical 10% appreciation of the U.S. dollar against all currencies from the quoted foreign currency exchange rates at November 30, 2009 would decrease the fair value of total assets and equity by $17.5 million.

Interest Rate Risk

The fair market value of our cash and cash equivalents at November 30, 2009 was $218 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2009:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)

September 2009	—	—	—	$101,669

October 2009	550,000	$66.14	550,000	65,294

November 2009 (1)	227,400	$69.33	227,400	149,527

	777,400	$67.07	777,400	$149,527

(1)	On December 14, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. At that time, the Company had $50 million remaining under the program. Including the $100 million expansion, $150 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of FactSet Research Systems Inc. was held on December 15, 2009.

1.	Three nominees to the Board of Directors were elected.

Director	Term	For	Withhold Authority

Scott A. Billeadeau	3 yrs.	40,941,305	230,118

Philip A. Hadley	3 yrs.	40,766,246	405,177

Joseph R. Zimmel	3 yrs.	40,774,405	397,018

The other directors whose terms of office continued after that meeting are: Michael F. DiChristina, Joseph E. Laird, Jr., James J. McGonigle, Walter F. Siebecker and Charles J. Snyder.

2.	The appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the Company for the fiscal year ending August 31, 2010 was ratified.

For	41,116,881

Against	47,588

Abstain	6,954

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 8, 2010	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President and Director of Finance
(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer