Form 10-Q
period 2010-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2010-04-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2010

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on February 28, 2010 was 46,645,101.

FactSet Research Systems Inc.

Form 10-Q

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2010	2009	2010	2009

Revenues	$157,281	$156,542	$312,524	$312,174

Operating expenses
Cost of services	50,870	52,537	101,277	105,870
Selling, general and administrative	51,938	51,969	102,727	102,939

Total operating expenses	102,808	104,506	204,004	208,809

Operating income	54,473	52,036	108,520	103,365

Other income	151	197	389	815

Income before income taxes	54,624	52,233	108,909	104,180

Provision for income taxes	18,505	17,678	36,647	34,041

Net income	$36,119	$34,555	$72,262	$70,139

Basic earnings per common share	$0.77	$0.74	$1.52	$1.49

Diluted earnings per common share	$0.75	$0.71	$1.48	$1.44

Weighted average common shares (Basic)	46,917	47,000	47,413	47,206

Weighted average common shares (Diluted)	48,066	48,500	48,704	48,768

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	February 28, 2010	August 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$204,595	$216,320
Accounts receivable, net of reserves	68,193	62,854
Prepaid FactSet Fundamentals database updates	—	1,787
Prepaid taxes	9,481	7,415
Deferred taxes	4,381	4,319
Other current assets	6,649	6,715

Total current assets	293,299	299,410
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	160,313	161,479
Less accumulated depreciation and amortization	(77,850)	(73,100)

Property, equipment and leasehold improvements, net	82,463	88,379

Goodwill	176,769	181,355
Intangible assets, net	40,073	46,350
Deferred taxes	15,045	12,295
Other assets	5,778	5,348

TOTAL ASSETS	$613,427	$633,137

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,472	$25,121
Accrued compensation	26,499	41,889
Deferred fees	19,769	23,005
Dividends payable	9,329	9,348

Total current liabilities	79,069	99,363
NON-CURRENT LIABILITIES
Deferred taxes	3,117	3,794
Taxes payable	7,095	6,437
Deferred rent and other non-current liabilities	22,484	22,714

TOTAL LIABILITIES	$111,765	$132,308

Commitments and contingencies (See Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 59,599,622 and 58,071,513 shares issued; 46,645,101 and 46,739,995 shares outstanding at February 28, 2010 and August 31, 2009, respectively	596	581
Additional paid-in capital	313,135	248,840
Treasury stock, at cost: 12,954,521 and 11,331,518 shares at February 28, 2010 and August 31, 2009, respectively	(522,100)	(414,995)
Retained earnings	730,136	676,626
Accumulated other comprehensive loss	(20,105)	(10,223)

TOTAL STOCKHOLDERS’ EQUITY	501,662	500,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$613,427	$633,137

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended February 28,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,262	$70,139
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,211	17,001
Stock-based compensation expense	6,097	7,660
Deferred income taxes	(3,429)	(3,477)
Gain on sale of assets	(117)	(111)
Tax benefits from share-based payment arrangements	(18,847)	(1,487)

Changes in assets and liabilities
Accounts receivable, net of reserves	(5,339)	(6,764)
Accounts payable and accrued expenses	(1,428)	1,069
Accrued compensation	(15,087)	(13,271)
Deferred fees	(3,236)	972
Taxes payable, net of prepaid taxes	18,762	3,980
Prepaid fundamentals database updates	2,750	2,750
Landlord contributions	483	687
Other working capital accounts, net	(949)	(3,729)

Net cash provided by operating activities	70,133	75,419

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	—	25,260
Purchases of property, equipment and leasehold improvements	(9,051)	(15,780)

Net cash (used in) provided by investing activities	(9,051)	9,480

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(18,642)	(17,013)
Repurchase of common stock	(107,107)	(59,523)
Proceeds from employee stock plans	38,311	8,401
Tax benefits from share-based payment arrangements	18,847	1,487

Net cash used in financing activities	(68,591)	(66,648)

Effect of exchange rate changes on cash and cash equivalents	(4,216)	(3,929)

Net (decrease) increase in cash and cash equivalents	(11,725)	14,322
Cash and cash equivalents at beginning of period	216,320	117,986

Cash and cash equivalents at end of period	$204,595	$132,308

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2010

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

FactSet combines hundreds of data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of the Company’s applications. FactSet is also fully integrated with Microsoft Office applications such as Excel® , Word® and PowerPoint®. This integration allows its users to create extensive custom reports.

2. BASIS OF PRESENTATION

The accompanying financial data as of February 28, 2010 and for the three and six months ended February 28, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2009 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s second fiscal 2010 quarter and the date the consolidated financial statements were issued.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GUIDANCE

Financial Accounting Standards Board Establishes Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-01, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The FASB does not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”) which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but does change the way GAAP is organized and presented. The Codification was effective beginning September 1, 2009 and the principal impact on the Company’s consolidated financial statements is limited to disclosures as all references to authoritative accounting literature is referenced in accordance with the Codification.

Recently Adopted Accounting Guidance

Fair Value Measures

On September 1, 2009, the Company adopted the authoritative accounting guidance for the fair value measurement and disclosure of its non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). The adoption of this accounting guidance did not have a material impact on the Company’s financial position or results of operations. See Note 4 for further discussion surrounding fair value measures.

In January 2010, the FASB issued authoritative guidance to require additional disclosures about (a) the different classes of assets and liabilities measured at fair value, (b) the valuation techniques and inputs used, (c) the activity in Level 3 fair value measurements and (d) the transfers between Levels 1, 2, and 3. The disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance was effective for the Company on March 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective beginning September 1, 2011. Other than requiring additional fair value disclosures, adoption of this new guidance will not have an impact on the Company’s financial position and results of operations.

Business Combinations

On September 1, 2009, the Company adopted the authoritative accounting guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired and liabilities assumed at their acquisition date fair values with subsequent changes recognized in earnings; recognition of acquisition-related expenses and restructuring costs separately from the business combination; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company did not close any business combinations or asset purchases in fiscal 2010.

Subsequent Events

On April 1, 2009, the Company adopted new guidance that addressed the accounting for and disclosure requirements of events or transactions that occur after the balance sheet date, but before the financial statements are issued. In February 2010, the FASB issued amended guidance to (a) require an SEC filer to evaluate subsequent events through the date the financial statements are issued with the SEC, (b) add the definitions of an SEC filer and revised financial statements, (c) no longer require that an SEC filer disclose the date through which subsequent events have been reviewed and (d) remove the definition of a public entity. The adoption of the new guidance did not have an impact on the Company’s financial position and results of operations.

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

The new guidance is not expected to change the accounting for the Company’s revenue transactions. FactSet’s revenues are primarily derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly, annually or biannually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable. FactSet recognizes revenue when the client subscribes to FactSet services, the FactSet service has been rendered and earned during the month, the amount of the subscription is fixed and determinable based on established rates for each product offering, quoted on an annualized basis, and collectability is reasonably assured.

Other Recent Accounting Guidance

During the first quarter of fiscal 2010, the FASB issued several ASU’s – ASU No. 2009-06 through ASU No. 2009-15. Except for ASU’s No. 2009-13 and 2009-14 regarding revenue recognition discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have a material impact on the Company’s financial position and results of operations.

During the second quarter of fiscal 2010, the FASB issued several ASU’s – ASU No. 2009-16 through ASU No. 2009-17 and ASU No. 2010-01 through ASU No. 2010-10. Except for ASU No. 2010-06 requiring additional fair value disclosures and ASU No. 2010-09 regarding subsequent events, both discussed above, the ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have a material impact on the Company’s financial position and results of operations.

4. FAIR VALUE MEASURES

Pursuant to the accounting guidance for fair value measurements, fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability.

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

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s derivative instruments are classified as Level 2 as they are valued using pricing models that use observable market inputs.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of February 28, 2010 or August 31, 2009.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2010 and August 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$176,316	$—	$—	$176,316
U.S. Government agency money market funds	2,568	—	—	2,568
U.S. Treasury money market funds	—	—	—	—
Derivative assets (other current assets)	—	—	—	—

Total assets measured at fair value	$178,884	$—	$—	$178,884

Liabilities
Derivative liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$111,855	$—	$—	$111,855
U.S. Government agency money market funds	4,493	—	—	4,493
U.S. Treasury money market funds	44,578	—	—	44,578
Derivative assets (other current assets)	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013

Liabilities
Derivative liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

Cash Equivalents and Investments

The Company’s institutional money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s cash equivalents and investments are classified as Level 1.

Derivative Instruments

The Company utilizes the income approach to measure fair value for its derivative instruments (foreign exchange forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at February 28, 2010 and August 31, 2009 were as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents	$178,884	$—	$—	$178,884
Other current assets (derivative assets)	—	—	—	—

Total assets measured at fair value	$178,884	$—	$—	$178,884

Accounts payable and accrued liabilities (derivative liabilities)	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Cash equivalents	$160,926	$—	$—	$160,926
Other current assets (derivative assets)	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013

Accounts payable and accrued liabilities (derivative liabilities)	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and six months ended February 28, 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

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

The following table summarizes the Company’s cash, cash equivalents and investments at February 28, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$25,711	$—	$25,711
Corporate money market funds	176,316	—	176,316
U.S Government agency money market funds	2,568	—	2,568
U.S Treasury money market funds	—	—	—
Fixed income securities
Government securities (U.S. Treasuries)	—	—	—
Government agency securities	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$204,595	$—	$204,595

The following table summarizes the Company’s cash, cash equivalents and investments at August 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$55,394	$—	$55,394
Corporate money market funds	111,855	—	111,855
U.S Government agency money market funds	4,493	—	4,493
U.S Treasury money market funds	44,578	—	44,578
Fixed income securities
Government securities (U.S. Treasuries)	—	—	—
Government agency securities	—	—	—
Publicly traded equity securities	—	—	—

Total cash and investments	$216,320	$—	$216,320

Investments are recorded at fair value determined from readily available quoted market prices. The Company did not hold any investments at February 28, 2010 or August 31, 2009. The Company’s cash and investment portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2010 and 2009.

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

Cash Flow Hedges

FactSet enters into foreign currency forward contracts with maturities up to twelve months to reduce the short-term effects of foreign currency fluctuations. These hedging programs are not designed to provide foreign currency protection over longer time horizons. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during fiscal 2010 or fiscal 2009 and as such, no corresponding gains or losses were reclassified into earnings. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At February 28, 2010, there were no outstanding foreign exchange forward contracts. At August 31, 2009, the notional principal and fair value of foreign exchange contracts designated and accounted for as cash flow hedges to purchase Euros with U.S. dollars were €7.9 million and $0.4 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £9.9 million and $0.7 million, respectively, at August 31, 2009. There were no other foreign exchange contracts designated as cash flow hedges. The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value (Current Asset)
Currency Hedged (Buy/Sell)	Feb 28, 2010	Aug 31, 2009	Feb 28, 2010	Aug 31, 2009
British Pound Sterling / U.S. Dollar	$—	$15,358	$—	$657
Euro / U.S. Dollar	—	10,858	—	430

Total	$—	$26,216	$—	$1,087

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Feb 28, 2010	Aug 31, 2009
Derivatives designated as hedging instruments	Other current assets:
	Foreign Exchange Contracts – Forwards	$—	$1,087
	Accounts payable and accrued expenses:
	Foreign Exchange Contracts – Forwards	$—	$—

Derivatives not designated as hedging instruments		$—	$—

	Net Derivative Assets	$—	$1,087

Derivatives in Cash Flow Hedging Relationships for the three months ended February 28, 2010 and 2009 (in thousands):

	Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009
Foreign exchange contracts – forwards	$(796)	$(4,836)	SG&A	$55	$(2,708)

Derivatives in Cash Flow Hedging Relationships for the six months ended February 28, 2010 and 2009 (in thousands):

	Gain or (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009
Foreign exchange contracts – forwards	$697	$(6,529)	SG&A	$1,548	$(4,401)

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

Accumulated Other Comprehensive Income (Loss)

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCI (in thousands):

	Six Months Ended February 28,
	2010	2009
Beginning balance, net of tax	$851	$(206)
Changes in fair value	697	(6,529)
(Gain) loss reclassified to earnings	(1,548)	4,401

Ending balance, net of tax	$—	$(2,334)

Recent Developments

On March 10, 2010, FactSet entered into foreign currency forward contracts with maturities up to nine months to reduce the short-term effects of foreign currency fluctuations, but not designed to provide foreign currency protection over longer time horizons. In designing the hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts are expected to offset the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

The following is a summary of all hedging positions held as of March 10, 2010 (in thousands):

	Q3’2010	Q4’2010	Q1’2011
Euro
Notional amount	€6,000,000	€6,500,000	€6,500,000
% of Net foreign currency exposure hedged	90%	90%	90%
Average forward contract rate	1.366	1.366	1.366

British Pound Sterling
Notional amount	£6,480,000	£7,020,000	£7,020,000
% of Net foreign currency exposure hedged	90%	90%	90%
Average forward contract rate	1.499	1.498	1.498

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions (in this case, JPMorgan Chase and Bank of America). The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. The Company does not expect any losses as a result of default of its counterparties.

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

There was no goodwill acquired during the first six months of fiscal 2010. Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2010 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2009	$99,696	$78,140	$3,519	$181,355

Goodwill acquired during the period	—	—	—	—
Purchase price adjustments	—	—	—	—
Foreign currency translation adjustments	—	(4,739)	153	(4,586)

Balance at February 28, 2010	$99,696	$73,401	$3,672	$176,769

8. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist primarily of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 13.1 years at February 28, 2010.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 28, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$42,015	$10,477	$31,538
Software technology	18,721	14,929	3,792
Client relationships	14,242	9,555	4,687
Trade names	192	141	51
Non-compete agreements	172	167	5

Total	$75,342	$35,269	$40,073

At August 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$44,338	$9,518	$34,820
Software technology	19,088	13,388	5,700
Client relationships	14,733	9,001	5,732
Trade names	192	128	64
Non-compete agreements	175	141	34

Total	$78,526	$32,176	$46,350

There were no intangible assets acquired during the three and six months ended February 28, 2010. The decrease in the gross carrying amount of intangible assets at February 28, 2010 as compared to August 31, 2009 was due to foreign currency translation adjustments.

Amortization expense recorded for intangible assets was $2.0 million for the three months ended February 28, 2010 and 2009, respectively. Amortization expense recorded for intangible assets was $4.1 million for the six months ended February 28, 2010 and 2009, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2010 and the succeeding years are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010 (remaining six months)	$3,737
2011	5,333
2012	4,284
2013	2,939
2014	1,965
Thereafter	21,815

Total	$40,073

9. COMMON STOCK AND EARNINGS PER SHARE

On February 9, 2010, the Company announced a regular quarterly dividend of $0.20 per share. The cash dividend of $9.3 million was paid on March 16, 2010, to common stockholders of record on February 26, 2010. Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended February 28,
	2010	2009
Balance at September 1	46,740	47,969
Common stock issued for employee stock plans	1,526	349
Repurchase of common stock	(1,621)	(1,390)

Balance at February 28	46,645	46,928

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

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2010
Basic EPS
Income available to common stockholders	$36,119	46,917	$0.77
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,149

Income available to common stockholders plus assumed conversions	$36,119	48,066	$0.75

For the three months ended February 28, 2009
Basic EPS
Income available to common stockholders	$34,555	47,000	$0.74
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,500

Income available to common stockholders plus assumed conversions	$34,555	48,500	$0.71

For the six months ended February 28, 2010
Basic EPS
Income available to common stockholders	$72,262	47,413	$1.52
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,291

Income available to common stockholders plus assumed conversions	$72,262	48,704	$1.48

For the six months ended February 28, 2009
Basic EPS
Income available to common stockholders	$70,139	47,206	$1.49
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,562

Income available to common stockholders plus assumed conversions	$70,139	48,768	$1.44

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted earnings per share for the three months ended February 28, 2010. For the six months ended February 28, 2010, 6,170 stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. Similarly, for the three and six months ended February 28, 2009, 2,464,347 and 2,386,579, respectively, stock options were excluded from the calculation of diluted earnings per share. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2010 and 2009, respectively.

For the three and six months ended February 28, 2010, 1,908,662 of performance-based stock option grants were excluded from the calculation of diluted earnings per share. Similarly, 1,912,865 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2009. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at February 28, 2010 and 2009 for performance-based stock options granted in fiscal 2010 and 2008.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On December 14, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. During the six months ended February 28, 2010, the Company repurchased 1,621,457 shares for $107 million under the program. Including the $100 million expansion, $95 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At February 28, 2010 and August 31, 2009, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009
August 13, 2009	$0.20	Regular (cash)	August 31, 2009	$9,348	September 15, 2009
May 12, 2009	$0.20	Regular (cash)	May 29, 2009	$9,430	June 16, 2009
February 4, 2009	$0.18	Regular (cash)	February 27, 2009	$8,447	March 17, 2009
November 17, 2008	$0.18	Regular (cash)	November 28, 2008	$8,480	December 16, 2008

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards

During fiscal 2010, the Company granted 251,824 restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards vest between three and six years and are amortized to stock-based compensation expense over the vesting period using the straight-line attribution method.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

	February 28, 2010	August 31, 2009
Accumulated unrealized gain on cash flow hedges, net of tax	$—	$851
Accumulated foreign currency translation adjustments	(20,105)	(11,074)

Total accumulated other comprehensive loss	$(20,105)	$(10,223)

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Net income	$36,119	$34,555	$72,262	$70,139
Other comprehensive income, net of tax:
Net unrealized (loss) on investments	—	—	—	(72)
Net unrealized (loss) gain on cash flow hedges	(235)	419	(851)	(2,128)
Foreign currency translation adjustments	(12,749)	(7,332)	(9,031)	(31,009)

Comprehensive income	$23,135	$27,642	$62,380	$36,930

11. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Plans

Stock Option Awards

Options granted without performance conditions under the Company’s stock option plans (the “Option Plans”) expire either seven or ten years from the date of grant and the majority vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options granted with performance conditions under the Company’s 2004 Stock Option Plan expire seven years from the date of grant and the majority vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

General Stock Option Activity

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2009	7,553	$39.51

Granted – non performance-based options	32	$66.46

Granted – performance-based options	901	$66.46

Stock options exercised	(1,126)	$24.54

Stock options canceled/forfeited	(73)	$55.60

Balance at November 30, 2009	7,287	$45.11

Granted – non performance-based options	316	$63.31

Granted – performance-based options	—	$—

Stock options exercised	(354)	$24.13

Stock options canceled/forfeited	(46)	$59.35

Balance at February 28, 2010	7,203	$46.85

The total number of in-the-money options exercisable as of February 28, 2010 was 3.5 million with a weighted average exercise price of $32.63. As of August 31, 2009, 4.2 million in-the-money outstanding options were exercisable with a weighted average exercise price of $25.91. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2010 and August 31, 2009 was $118.6 million and $122.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $66.20 at February 28, 2010 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2010 and 2009 was $61.8 million and $6.5 million, respectively.

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

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At February 28, 2010, the Company estimated that none of the performance-based stock options will vest which results in zero unamortized stock-based compensation expense to be recognized as of February 28, 2010. A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 28, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$1,881	$1,632	$134
60%	$5,643	$4,896	$402
100%	$9,405	$8,160	$670

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of February 28, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

October 2009 Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At February 28, 2010, the Company estimated that 20% or 180,133 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.7 million to be recognized as of February 28, 2010.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 28, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(306)	$—
20%	$2,744	$—	$147
60%	$8,232	$612	$441
100%	$13,720	$1,224	$735

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of February 28, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Restricted Stock Awards

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2009	—	$—
Granted	162	$62.85
Vested	—	$—
Canceled/forfeited	—	$—

Balance at November 30, 2009	162	$62.85
Granted	90	$59.42
Vested	—	$—
Canceled/forfeited	(3)	$62.85

Balance at February 28, 2010	249	$61.61

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During fiscal 2010, there were two restricted stock awards grants as summarized below.

October 23, 2009 Employee Restricted Stock Award

On October 23, 2009, the Company granted 161,794 restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards on October 23, 2009 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The closing price of FactSet common stock on the grant date of $66.46 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on October 23, 2009 was $62.85. As of February 28, 2010, unamortized stock-based compensation expense of $7.9 million is to be amortized ratably to compensation expense over the remaining vesting period of 56 months.

February 9, 2010 Employee Restricted Stock Award

On February 9, 2010, the Company granted 90,030 restricted stock awards to employees which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. Of the total number of restricted stock awards granted on February 9, 2010, 55,572 awards cliff vest 100% after three years and are amortized to expense over the vesting period using the straight-line attribution method. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years. All restricted stock awards are amortized to expense based on the vesting period. The grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. As such, the closing price of FactSet common stock on the grant date of $63.09 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on February 9, 2010 was $59.42. As of February 28, 2010, unamortized stock-based compensation expense of $5.0 million is to be amortized to compensation expense over the remaining vesting periods between 35 and 71 months.

No restricted stock awards vested during the three and six months ended February 28, 2010 and 2009.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

Share-based Awards Available for Grant
Balance at August 31, 2009	4,128
Granted – non performance-based options	(348)
Granted – performance-based options	(901)
Restricted stock awards granted*	(630)
Share-based awards canceled/forfeited	126
Share-based awards expired**	(395)

Balance at February 28, 2010	1,980

*	As reflected in the preceding table, for each share awarded as restricted stock under the Company’s Option Plans, an equivalent of 2.5 shares were deducted from the available share-based awards balance.

**	Represents the remaining stock option balance within the Company’s 2000 Stock Option plan that expired in January 2010 because they were never granted.

Employee Stock Purchase Plan

On December 16, 2008, the Company’s stockholders ratified the adoption of the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares have been reserved for issuance under the Purchase Plan. There is no expiration date for the Purchase Plan. Shares of FactSet common stock may be purchased by eligible employees under the Purchase Plan in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employees purchased 19,993 shares at an average price of $56.27 during the second quarter of fiscal 2010. At February 28, 2010, 399,475 shares were collectively reserved for future issuance under the Purchase Plan.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended February 28, 2010 and 2009 were $13.05 and $6.94 per share, respectively, with the following weighted average assumptions:

	Three Months Ended February 28,
	2010	2009
Risk-free interest rate	0.07%	0.15%
Expected life	3 months	3 months
Expected volatility	15.7%	27.6%
Dividend yield	1.1%	2.0%

The weighted average estimated fair value of employee stock purchase plan grants during the six months ended February 28, 2010 and 2009 were $10.98 and $10.33 per share, respectively, with the following weighted average assumptions:

	Six Months Ended February 28,
	2010	2009
Risk-free interest rate	0.08%	0.42%
Expected life	3 months	3 months
Expected volatility	14.9%	31.4%
Dividend yield	1.3%	1.6%

12. STOCK-BASED COMPENSATION

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense for the three months ended February 28, 2010 and 2009:

(in thousands)	2010	2009
Stock-based compensation	$3,140	$3,487
Tax impact of stock-based compensation	(1,059)	(1,180)

Stock-based compensation, net of tax	$2,081	$2,307

The following table summarizes stock-based compensation expense for the six months ended February 28, 2010 and 2009:

(in thousands)	2010	2009
Stock-based compensation	$6,097	$7,660
Tax impact of stock-based compensation	(2,053)	(2,607)

Stock-based compensation, net of tax	$4,044	$5,053

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

As of February 28, 2010, $41.0 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.9 years. There were no stock-based compensation costs capitalized as of February 28, 2010 or August 31, 2009, respectively.

Employee Stock Option Fair Value Determination

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

First Quarter Fiscal 2010 – October 23, 2009

On October 23, 2009, 32,476 non performance-based employee options and 900,665 performance-based employee stock options were granted at an exercise price of $66.46 and a weighted average estimated fair value of $19.99 per share, using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.21% - 3.09%
Expected life	5.95 - 6.09 years
Term structure of volatility	26.9% - 35.6%
Dividend yield	1.6%

Second Quarter Fiscal 2010 – February 9, 2010

On February 9, 2010, 297,483 non performance-based employee options were granted at an exercise price of $63.09 with a weighted average estimated fair value of $21.01 per share, using the binomial model with the following weighted average assumptions:

Term structure of risk-free interest rate	0.15% - 3.30%
Expected life	4.00 - 6.74 years
Term structure of volatility	28.7% - 35.1%
Dividend yield	1.4%

Fiscal 2009

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

Term structure of risk-free interest rate	0.89% - 3.09%
Expected life	5.05 years
Term structure of volatility	33.1% - 37.8%
Dividend yield	2.0%

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

Fiscal 2010 – January 15, 2010

During the second quarter of fiscal 2010, 18,510 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $21.06 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.54%
Expected life	5.43 years
Expected volatility	35.4%
Dividend yield	1.4%

Fiscal 2009 – January 15, 2009

During the second quarter of fiscal 2009, 68,890 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $12.08 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.45%
Expected life	5.51 years
Expected volatility	35.2%
Dividend yield	1.7%

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

Restricted Stock Awards

First Quarter Fiscal 2010 – October 23, 2009

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

Second Quarter Fiscal 2010 – February 9, 2010

On February 9, 2010, the Company granted 90,030 restricted stock awards to employees which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. Of the total number of restricted stock awards granted on February 9, 2010, 55,572 cliff vest 100% after three years. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years. These restricted stock awards are amortized to expense over the vesting period using the straight-line attribution method. The grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted on February 9, 2010 was $59.42.

There were no restricted stock awards granted during the first six months of fiscal 2009.

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

The following table provides details of income taxes for the three and six months ended February 28, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended February 28,		Six Months Ended February 28,
	2010	2009	2010	2009
Income before income taxes	$54,624	$52,233	$108,909	$104,180
Provision for income taxes	$18,505	$17,678	$36,647	$34,041	*
Effective tax rate	33.9%	33.8%	33.6%	32.7%

*	Included in the first quarter of fiscal 2009 were income tax benefits of $1.4 million related to the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008. The U.S. Federal R&D tax credit expired on December 31, 2009.

The aggregate changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2010 were as follows (in thousands):

Unrecognized income tax benefits at August 31, 2009	$6,437
Additions based on tax positions related to the current year	446
Additions for tax positions of prior years (includes the accrual of interest)	212
Reductions for tax positions of prior years	—
Lapse of statue of limitations	—
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at February 28, 2010	$7,095

As of February 28, 2010, the Company has gross unrecognized tax benefits totaling $7.1 million, including $1.2 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by seven tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will materially change within the next 12 months.

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 28, 2010, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Sales, consulting, data collection, and engineering personnel are the primary functional groups based at foreign operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Of the total $176.8 million of goodwill reported by the Company at February 28, 2010, 56% was recorded in the U.S. segment, 42% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended February 28, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$106,778	$39,654	$10,849	$157,281
Segment operating profit*	$33,571	$18,182	$2,720	$54,473
Total assets	$396,135	$188,682	$28,610	$613,427
Capital expenditures	$514	$226	$1,573	$2,313

For the three months ended February 28, 2009
Revenues from clients	$106,689	$39,440	$10,413	$156,542
Segment operating profit*	$32,782	$13,585	$5,669	$52,036
Total assets	$367,296	$166,985	$16,984	$551,265
Capital expenditures	$5,986	$210	$205	$6,401

For the six months ended February 28, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$212,088	$78,867	$21,569	$312,524
Segment operating profit*	$66,668	$35,989	$5,863	$108,520
Capital expenditures	$4,872	$346	$3,833	$9,051

For the six months ended February 28, 2009
Revenues from clients	$213,058	$78,424	$20,692	$312,174
Segment operating profit*	$64,088	$27,261	$12,016	$103,365
Capital expenditures	$12,514	$2,642	$624	$15,780

*	Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

SIGNIFICANT CLIENTS - No single client represented 10% or more of FactSet’s total revenues in any period presented. As of February 28, 2010 and 2009, respectively, the Company’s largest individual client accounted for less than 2% of total subscriptions. Subscriptions from the ten largest clients did not surpass 16% of total client subscriptions as of February 28, 2010, a decrease from 17% of total client subscriptions at February 28, 2009.

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

Lease Commitments

At February 28, 2010, the Company leased office space in locations throughout the U.S., Europe and Asia Pacific. Leases for this office space expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During fiscal 2010, the Company entered into a new lease agreement in the ordinary course of business to support operations in New York, New York, which will result in incremental future minimum rental payments of $6.3 million over the remaining non-cancelable lease term of five years and was included in the future minimum rental payment disclosure below. The new office space expanded the existing New York location by 22,000 square feet and increased total worldwide leased office space by 3%. The additional office space is necessary to support the Company’s employee base.

At February 28, 2010, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2010 (remaining six months)	$10,708
2011	22,020
2012	20,289
2013	19,277
2014	15,568
Thereafter	57,174

Total	$145,036

During the three months ended February 28, 2010 and 2009, rent expense for all operating leases amounted to $7.6 million and $6.6 million, respectively. Rent expense for all operating leases for the first six months of fiscal 2010 and 2009 amounted to $15.1 million and $12.5 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current lease commitments as of February 28, 2010.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. At February 28, 2010, the Company’s largest individual client accounted for less than 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2009. At February 28, 2010 and August 31, 2009, the receivable reserve was $1.8 million and $1.7 million, respectively.

16. REVOLVING CREDIT FACILITY

The Company maintains its three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of February 28, 2010. The Company is obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

17. SUBSEQUENT EVENTS

FactSet has performed an evaluation of subsequent events through the date the consolidated financial statements were issued.

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

As of February 28, 2010, the Company employed 3,422 employees, an increase of 153 employees over the past three months and up 16% or 460 employees since August 31, 2009. Of these employees, 1,332 were located in the U.S., 531 in Europe and the remaining 1,559 in Asia Pacific. The increase in headcount during fiscal 2010 was driven by the expansion of our proprietary content operations in the Philippines and India. Approximately 49% of our employees are involved with content collection, 23% conduct sales and consulting services, another 24% are involved in product development, software and systems engineering and the remaining 4% of employees provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and six months ended February 28, 2010 and 2009, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2010	2009	Change	2010	2009	Change
Revenues	$157,281	$156,542	0.5%	$312,524	$312,174	0.1%

Cost of services	50,870	52,537	(3.2)%	101,277	105,870	(4.3)%

Selling, general and administrative	51,938	51,969	(0.1)%	102,727	102,939	(0.2)%

Operating income	54,473	52,036	4.7%	108,520	103,365	5.0%

Net income	$36,119	$34,555	4.5%	$72,262	$70,139	3.0%

Diluted earnings per common share	$0.75	$0.71	5.6%	$1.48	$1.44	2.8%

Diluted weighted average common shares	48,066	48,500		48,704	48,768

Revenues

Revenues for the three months ended February 28, 2010 were $157.3 million, up 0.5% from $156.5 million for the same period a year ago. For the first six months of fiscal 2010, revenues increased 0.1% to $312.5 million from $312.2 million in the prior year period. We saw continued stabilization throughout our client base in fiscal 2010 as we are beginning to realize benefits from our investments made during the recent market downturn, acceptance of our new workstation and a user count increase of 1,400 over the past three months, the best quarterly growth in two years. In the second quarter of fiscal 2010, our key non-GAAP metrics were up across the board; users, clients and subscriptions all increased over the past three months. Our sales and consulting staff continued to sell our broad range of products with success across all global regions. We have been focusing on promoting the new workstation, which we call the new FactSet, and upgrading existing clients to this more intuitive, easier to use platform.

Positive revenue drivers during the second quarter of fiscal 2010 were our real-time news and quotes capabilities included in the new FactSet, clients continuing to license our advanced applications such as Portfolio Analysis (“PA”), the expanded deployment of our proprietary data across all geographies including incremental subscriptions to FactSet Fundamentals and Estimates and an annual price increase for our U.S. investment management clients.

On September 14, 2009, we released our newest financial software platform, the new FactSet, and have been introducing it to our clients and prospects. The new FactSet consolidates data and analytics, previously spread across multiple applications, into one comprehensive, intuitive interface improving both functionality and ease of use. We have received positive feedback on our new user interface over the past six months. We believe that the new FactSet is deepening the engagement level of thousands of users as our broad range of content and functionality is readily accessible through the new user interface, including our real-time news and quotes capabilities. Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Real-time users have increased during every quarter since it was released in 2002. Deployment of real-time news and quotes has resulted in a 28% increase in user count over the last six months in conjunction with the release of the new FactSet.

During the second quarter of fiscal 2010, we saw clients continuing to license our advanced applications. Our PA suite continues to be a source of growth. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis portfolio publishing and returns based, style analysis. During the past three months, the number of PA users increased by 124, while the number of PA clients rose by eight. As of February 28, 2010, PA 2.0 was deployed by 655 clients consisting of 5,794 users.

Expanded deployment of our proprietary data across all geographies was a positive revenue driver during the three months ended February 28, 2010. We are pleased by the growing returns from our investment in proprietary content. FactSet Fundamentals and FactSet Estimates, in particular, have demonstrated their value to our clients and are in demand on our workstations. The acceptance rate of FactSet Fundamentals by new and existing clients continues to grow. During the past 12 months, we have reduced our third party vendor payments related to fundamental and estimates data by $8.3 million due to clients switching to FactSet Fundamentals and FactSet Estimates from third party vendor databases.

Furthermore, during the second quarter of fiscal 2010, we released a major addition to our non-U.S. private company data set. We believe that our global coverage of private companies is a leader in the marketplace. Traditionally, FactSet has been known for its breadth of functionality and outstanding customer support and service. We are now seeing the benefits of coupling these strengths with proprietary content that we can control and differentiate our offerings from our competitors’ databases. We now offer a more complete, robust product with our proprietary content seamlessly integrated into our industry-leading software.

Offsetting the positive revenue drivers discussed above was a reduction in revenues from continuing client consolidations, firm failures and sell-side companies that scaled back expenditures, emphasizing savings over spending. The sales environment over the past 12 months has been challenging for us as our clients have made changes to stabilize themselves. Our investment management clients make purchases in a slower and more cautious manner compared to their patterns in the years preceding the downturn. However, we continue to focus our selling efforts and we believe we are beginning to see the results of some sales opportunities that first developed during the recent market downturn. Although the market is still stabilizing, revenues grew 0.5% year over year.

Revenues by Geographic Region

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2010	2009	Change	2010	2009	Change
U.S.	$106,778	$106,689	0.1%	$212,088	$213,058	(0.5)%
% of revenue	67.9%	68.2%		67.9%	68.2%
Europe	$39,654	$39,440	0.5%	$78,867	$78,424	0.6%
Asia Pacific	10,849	10,413	4.2%	21,569	20,692	4.2%

International	$50,503	$49,853	1.3%	$100,436	$99,116	1.3%
% of revenue	32.1%	31.8%		32.1%	31.8%
Consolidated	$157,281	$156,542	0.5%	$312,524	$312,174	0.1%

Three months ended February 28, 2010 (Quarter-to-date)

Revenues from our U.S. business increased 0.1% to $106.8 million during the three months ended February 28, 2010 compared to $106.7 million in the same period a year ago. International revenues in the second quarter of fiscal 2010 were $50.5 million, an increase of 1.3% from $49.9 million in the prior year period. The impact from foreign currency increased international revenues by $0.1 million year over year. European revenues advanced 0.5% to $39.7 million. Asia Pacific revenues grew to $10.8 million, up 4.2% from the same period a year ago. Revenues from international operations accounted for 32% of our consolidated revenues in the second quarter of fiscal 2010, consistent with the year ago quarter. Our growth rates in Asia Pacific were largely related to offering a broader selection of global content and the expansion of our real-time news and quotes that services the needs of a global investor.

Six months ended February 28, 2010 (Year-to-date)

Revenues from our U.S. business decreased 0.5% to $212.1 million during the six months ended February 28, 2010 compared to $213.1 million in the same period a year ago. International revenues in fiscal 2010 were $100.4 million, an increase of 1.3% from $99.1 million in the prior year period. The impact from foreign currency increased international revenues by $0.5 million year over year. European revenues advanced 0.6% to $78.9 million. Asia Pacific revenues grew to $21.6 million, up 4.2% from the same period a year ago. Excluding the impact of foreign currency attributable to the change in the value of the Japanese Yen compared to the U.S. dollar, Asia Pacific revenue growth was 2.2% year over year. Revenues from international operations accounted for 32% of our consolidated revenues in fiscal 2010, consistent with fiscal 2009.

Annual Subscription Value (“ASV”)

ASV at any given point in time represents the forward-looking revenues for the next 12 months from all annual subscription services currently being supplied to clients in addition to the trailing 12 months of non-subscription revenues derived from workstations sold to summer interns, introducing brokerage services, M&A related publications and the Partner software product. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At February 28, 2010, ASV was $635 million, up $12 million from the year ago total of $623 million. Excluding the first time inclusion of non-subscription revenues totaling $4.5 million at February 28, 2010, ASV increased $7 million over the last twelve months. ASV from international operations increased from $198 million at February 28, 2009 to $204 million at February 28, 2010, representing 32% of our Company-wide total.

ASV increased $14 million during the second quarter of fiscal 2010, which included a reduction in ASV of $1 million from foreign currency exchange. Excluding the $1 million impact from foreign currency, ASV increased $15 million organically since November 30, 2009 as we continued to see our client base stabilize. Approximately 82% of ASV at February 28, 2010 is derived from buy-side clients with the remainder from sell-side firms who perform M&A advisory work and equity research, consistent with the prior periods. One-half of the $15 million organic ASV growth during the past three months was derived from sales to new and existing clients, while the other half was from our annual price increase for U.S. investment management clients. The performance of FactSet Fundamentals and Estimates, the demand for PA and real-time news and quotes, the expansion of user count within our global banking and brokerage clients and the increased commitment of our buy-side clients with the new FactSet continued to be positive ASV growth leaders during the second quarter of fiscal 2010.

Users and Clients

Both our user and client count increased during the second quarter of fiscal 2010. At February 28, 2010, there were 38,800 professionals using FactSet, an increase of 1,400 users from the beginning of the quarter. This increase is the largest quarterly rise in user count in more than two years. We believe that it has taken two quarters for our user count to stabilize since the credit crisis began in September 2008. By comparison, it took over two years for our user count to stabilize after the downturn of 2001. Client count was 2,052 at February 28, 2010, a net increase of eight clients over the last three months. At February 28, 2010, the average subscription per client was $309,000, up 3% from $301,000 at February 28, 2009 and up 2% from $302,000 at August 31, 2009. The combination of advanced FactSet applications including real-time news and quotes with a vast array of data supported by FactSet client service contributed to our growth in average subscription per client in fiscal 2010.

At February 28, 2010, annual client retention was greater than 95% of ASV, consistent with the same period a year ago. However, on a client basis, our annual retention rate is 88% of clients at February 28, 2010, a decrease from 90% a year ago. This decline is a result of client losses relating primarily to small firms rather than larger institutions. As of February 28, 2010, our largest individual client accounted for less than 2% of total ASV. Subscriptions from our ten largest clients did not surpass 16% of total ASV as of February 28, 2010, a decrease from 17% of total client subscriptions at February 28, 2009.

Operating Expenses

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2010	2009	Change	2010	2009	Change
Cost of services	$50,870	$52,537	(3.2)%	$101,277	$105,870	(4.3)%
Selling, general and administrative	51,938	51,969	(0.1)%	102,727	102,939	(0.2)%

Total operating expenses	$102,808	$104,506	(1.6)%	$204,004	$208,809	(2.3)%
Operating income	$54,473	$52,036	4.7%	$108,520	$103,365	5.0%
Operating Margin	34.6%	33.2%		34.7%	33.1%

Cost of Services

Three months ended February 28, 2010 (Quarter-to-date)

For the three months ended February 28, 2010, cost of services decreased 3.2% to $50.9 million as compared to $52.5 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 32.3% during the second quarter of fiscal 2010, a decline of 120 basis points from a year ago. The decrease year over year was driven by lower levels of external data collection, a reduction in data vendor royalty payments and lower computer-related expenses partially offset by higher employee compensation.

Data costs, expressed as a percentage of revenues, decreased 260 basis points for the three months ended February 28, 2010 compared to the same period in fiscal 2009. Lower external collection costs were the result of a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and ending a business process outsourcing (“BPO”) relationship in May 2009. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals and FactSet Estimates. Computer related expenses as a percentage of revenues decreased 20 basis points for the three months ended February 28, 2010 compared to the same period in fiscal 2009 due to lower maintenance costs for our Hewlett Packard mainframe machines in our data centers and a reduction in our personal computer software expenses.

An increase in employee compensation partially offset the overall decrease to cost of services during the second quarter of fiscal 2010 compared to the same period a year ago. Employee compensation, expressed as a percentage of revenues, increased 150 basis points during the three months ended February 28, 2010 due to expanding the number of employees, primarily for our investment in FactSet Fundamentals and other offshore content collection operations. Over the last 12 months, we have increased our content collection headcount by over 1,200 employees, primarily at our offshore facilities in India and the Philippines. At February 28, 2010, approximately 49% of our employees are involved with content collection, as compared to 19% at February 28, 2009.

Six months ended February 28, 2010 (Year-to-date)

For the six months ended February 28, 2010, cost of services decreased 4.3% to $101.3 million as compared to $105.9 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 32.4% during fiscal 2010, a decline of 150 basis points from fiscal 2009. The decrease year over year was driven by lower data costs partially offset by higher employee compensation.

Data costs, expressed as a percentage of revenues, decreased 270 basis points for the six months ended February 28, 2010 compared to the same period in fiscal 2009 due to the termination of the BPO relationship in May 2009, a reduction in data amortization expense associated with the transition services agreement and lower variable fees payable to data vendors based on deployment of their content over the FactSet platform.

Employee compensation partially offset the overall decrease to cost of services for the six months ended February 28, 2010 compared to the same period in fiscal 2009. Employee compensation, expressed as a percentage of revenues, increased 120 basis points during fiscal 2010 due to expanding the number of employees, primarily for our investment in offshore content collection operations. Since March 1, 2009, we have increased our content collection headcount by over 1,200 employees, primarily at our offshore facilities in India and the Philippines.

Selling, General and Administrative

Three months ended February 28, 2010 (Quarter-to-date)

For the three months ended February 28, 2010, selling, general, and administrative (“SG&A”) expenses decreased 0.1% to $51.9 million from $52.0 million in the second quarter of fiscal 2009. SG&A expenses expressed as a percentage of revenues declined 20 basis points to 33.0% during the second quarter of fiscal 2010 from 33.2% a year ago. The decrease was driven by foreign currency hedging gains partially offset by a rise in travel and entertainment (“T&E”) expenses and increased occupancy costs, including the amortization and depreciation of furniture, fixtures and leasehold improvements.

Foreign currency gains included in SG&A were the result of favorable foreign currency forward contracts we entered into over the last 12 months. Through the use of foreign currency forward contracts, we hedged approximately 45% of our currency exposure through the end of the second quarter of fiscal 2010 in the beginning of the 2009 calendar year. Since the date the contracts were entered into, the Euro and British Pound Sterling have gained on the U.S. dollar. As a result of these contracts to hedge our Euro and British Pound Sterling currency risk, we recorded a gain on derivatives of $0.1 million in SG&A during the second quarter of fiscal 2010. Coupled with the $0.1 million current quarter foreign currency gain is a prior year loss on derivatives of $2.7 million due to the strengthening of the U.S. dollar in early 2009.

Gains on foreign currency forward contracts were partially offset by an increase in T&E and occupancy costs quarter over quarter. T&E expense, expressed as a percentage of revenues, increased 40 basis points for the three months ended February 28, 2010, compared to the same period in fiscal 2009 primarily due to more employees from the U.S. traveling overseas over the past 12 months to manage our Hyderabad and Manila operations, as we continue to rapidly expand our proprietary content collection. Total T&E costs related to air travel and hotel stays by U.S. employees rose by 28% year over year as a result of a 30% increase in international airline ticketing fees. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, increased 90 basis points compared to the year ago quarter due to recent office expansions in New York, Hyderabad, Manila and Hong Kong. Rent expense continues to increase as we further fit-out space for our content collection operations in the Far East.

Six months ended February 28, 2010 (Year-to-date)

For the six months ended February 28, 2010, SG&A expenses decreased 0.2% to $102.7 million from $102.9 million in the same period a year ago. SG&A expenses expressed as a percentage of revenues declined 10 basis points to 32.9% during fiscal 2010 from 33.0% a year ago. The decrease was driven by foreign currency hedging losses realized in the prior year partially offset by increased compensation expense and a rise in occupancy costs, including the amortization and depreciation of furniture, fixtures and leasehold improvements. As a result of foreign currency forward contracts entered into in the beginning of the 2009 calendar year to hedge our Euro and British Pound Sterling currency risk, we recorded a gain on derivatives of $1.5 million in SG&A during fiscal 2010 as compared to a loss on derivatives of $4.4 million in the same period a year ago.

Employee compensation partially offset the overall decrease to SG&A for the six months ended February 28, 2010 compared to the same period in fiscal 2009. Employee compensation, expressed as a percentage of revenues, increased 100 basis points during fiscal 2010 due to expanding the number of employees and the impact from foreign currency. As of February 28, 2010, the Company employed 3,422 employees, an increase of 1,272 employees over the past 12 months. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, increased 100 basis points in fiscal 2010 compared to fiscal 2009 due to office expansions in Boston, New York, Hyderabad, Tokyo, Manila and Hong Kong over the past 12 months.

Operating Income and Operating Margin

Three months ended February 28, 2010 (Quarter-to-date)

Operating income advanced 4.7% to $54.5 million for the three months ended February 28, 2010 compared to the prior year period. Our operating margin during the second quarter of fiscal 2010 was 34.6%, up 140 basis points from 33.2% a year ago primarily due to favorable currency rates, lower data costs, foreign currency gains from hedging activities and incremental stock-based compensation in the prior year partially offset by higher compensation expense and a rise in T&E and occupancy costs. The U.S. dollar strengthened over the last twelve months, reducing our expense base. Since 96% of our ASV is billed in U.S. dollars, this improved operating income by $1.5 million and our operating margin 90 basis points for the three months ended February 28, 2010.

Six months ended February 28, 2010 (Year-to-date)

Operating income increased 5.0% to $108.5 million for the six months ended February 28, 2010 as compared to the prior year. Our operating margin during fiscal 2010 was 34.7%, up 160 basis points from 33.1% a year ago primarily due to favorable currency rates, lower data costs, incremental stock-based compensation in the prior year and foreign currency losses from hedging activities recognized in fiscal 2009 partially offset by higher compensation and occupancy costs. Favorable currency rates including the gains from foreign currency forward contracts improved operating income by $2.8 million and our operating margin by 80 basis points for the six months ended February 28, 2010. Employee compensation increased during fiscal 2010 due to expanding the number of employees, primarily for our investment in offshore content collection operations and rent expense continues to increase as we further fit-out additional leased space.

Operating Income by Segment

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2010	2009	Change	2010	2009	Change
U.S.	$33,571	$32,782	2.4%	$66,668	$64,088	4.0%
Europe	18,182	13,585	33.8%	35,989	27,261	32.0%
Asia Pacific	2,720	5,669	(52.0)%	5,863	12,016	(51.2)%

Consolidated	$54,473	$52,036		$108,520	$103,365

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

Operating income from our U.S. business increased 2.4% to $33.6 million during the three months ended February 28, 2010 compared to $32.8 million in the same period a year ago. For the six months ended February 28, 2010, U.S. operating income advanced 4.0% to $66.7 million compared to $64.1 million in the year ago period. The increase in operating income from our U.S. business was primarily due to lower U.S. variable data fees, lower computer-related expenses, lower SG&A compensation expense in the U.S. and a $0.1 million increase in revenues. Lower data costs were caused by a reduction in variable fees charged by data vendors based on deployment of their content over the FactSet platform. SG&A employee compensation, expressed as a percentage of U.S. revenues, decreased during fiscal 2010 compared to the same period a year ago due to a reduction in U.S. headcount. Computer-related expenses in the U.S. were lower year over year from a reduction in maintenance costs for our Hewlett Packard mainframe machines housed in our data centers. The increase in U.S. revenues was primarily from the U.S. investment management price increase, implemented in January 2010, which increased ASV from U.S. operations by $7.7 million year over year.

European operating income increased 34% to $18.2 million during the three months ended February 28, 2010 compared to $13.6 million in the same period a year ago. For the six months ended February 28, 2010, operating income in our European segment advanced 32% to $36.0 million compared to $27.3 million in the year ago period. The increase in European operating income is primarily due to favorable currency exchange rates, gains from hedging activities, a $0.2 million increase in revenues, lower variable fees payable to data vendors, a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and the termination of a BPO relationship in May 2009. As disclosed earlier, a gain of $1.5 million was recorded in fiscal 2010 from foreign currency hedging activities as compared to a loss of $4.4 million in the same period a year ago. In addition, the strengthening of the U.S. dollar against the British Pound Sterling year over year resulted in a reduction of the expense base within the European segment. Excluding the gain of $1.5 million in fiscal 2010 and adding-back the loss of $4.4 million in the year ago period, operating income in our European segment increased 9% for the six months ended February 28, 2010 as compared to the six months ended February 28, 2009.

Asia Pacific operating income decreased 52% to $2.7 million during the three months ended February 28, 2010 compared to $5.7 million in the same period a year ago. For the six months ended February 28, 2010, operating income in our Asia Pacific segment declined 51% to $5.9 million compared to $12.0 million in the year ago period. The decrease in Asia Pacific operating income is primarily driven by the offshore expansion of our proprietary content operations in India and the Philippines as well as increased occupancy costs for our office expansions in Japan, India and the Philippines, partially offset by a 4% increase in revenues and favorable currency rates that increased revenues expressed in U.S. dollars. The strengthening of the Japanese Yen compared to the U.S. dollar increased Asia Pacific revenues by $0.5 million during the six months of fiscal 2010 as compared to the same period a year ago.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2010	2009	Change	2010	2009	Change
Other income	$151	$197	(23.4)%	$389	$815	(52.3)%
Provision for income taxes	$18,505	$17,678	4.7%	$36,647	$34,041	7.7%
Net income	$36,119	$34,555	4.5%	$72,262	$70,139	3.0%
Diluted earnings per common share	$0.75	$0.71	5.6%	$1.48	$1.44	2.8%
Effective tax rate	33.9%	33.8%		33.6%	32.7%

Other Income

During the three months ended February 28, 2010, other income decreased by less than $0.1 million, year over year. Other income declined $0.4 million or 52% during the first six months of fiscal 2010 as compared to the same period a year ago. The decline in other income was a result of lower interest rates over the last twelve months. Our average annualized return on cash and cash equivalents was 21 basis points during the second quarter of fiscal 2010 as compared to 90 basis points in the same period a year ago. At no time during fiscal 2010 and 2009 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended February 28, 2010, the provision for income taxes increased to $18.5 million from $17.7 million in the comparable prior year period. For the first six months of fiscal 2010, the provision for income taxes increased to $36.6 million from $34.0 million in the same period a year ago. The effective tax rate for the second quarter of fiscal 2010 was 33.9% as compared to 33.8% a year ago. The effective tax rate for the first six months of fiscal 2010 was 33.6% as compared to 32.7% a year ago. Included in the first half of fiscal 2009 were income tax benefits of $1.4 million related to the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008, which reduced the first half fiscal 2009 effective tax rate by 130 basis points. The U.S. Federal R&D credit expired on December 31, 2009. Our effective tax rate is based on current enacted tax laws and reflects the R&D tax credit only for the first four months of fiscal 2010. The expiration of the R&D tax credit on December 31, 2009 resulted in a 100 basis point increase in our fiscal 2010 effective tax rate.

Net Income and Earnings per Share

Net income rose 4.5% to $36.1 million and diluted earnings per share increased 5.6% to $0.75 for the three months ended February 28, 2010. During the first six months of fiscal 2010, net income rose 3.0% to $72.3 million and diluted earnings per share increased 2.8% to $1.48 as compared to the same period a year ago. Included in the first half of fiscal 2009 was a $0.03 per diluted share benefit from the reenactment of the U.S. Federal R&D credit in October 2008, retroactive to January 1, 2008. Net income and diluted earnings per share grew in each period presented due to lower data costs, favorable currency rates including foreign currency gains from hedging activities and incremental stock-based compensation in the prior year.

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

As depicted in the chart below, our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $118 million, which translates into a net foreign currency exposure of $102 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
Euro	$832	$35,932	$(35,100)
British Pound Sterling	1,285	45,476	(44,191)
Japanese Yen	14,247	9,965	4,282
Indian Rupee	—	17,176	(17,176)
Other	—	9,578	(9,578)

Total	$16,364	$118,127	$(101,763)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 61% of our employees are located. Foreign currency movements had the following effects in the second quarter of fiscal 2010 when holding currencies constant from the second quarter of fiscal 2009:

•	Increased revenues by $0.1 million.

•	Decreased operating expenses by $1.4 million (includes gains on hedging activities).

•	Increased operating income by $1.5 million and operating margins by 90 basis points.

•	Increased diluted earnings per share by $0.02.

Foreign currency movements had the following effects in the first six months of fiscal 2010 when holding currencies constant from the year ago period:

•	Increased revenues by $0.5 million.

•	Decreased operating expenses by $2.3 million (includes gains on hedging activities).

•	Increased operating income by $2.8 million and operating margins by 80 basis points.

•	Increased diluted earnings per share by $0.04.

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

At February 28, 2010, there were no outstanding foreign exchange forward contracts. A gain on derivatives for the three months ended February 28, 2010 of $0.1 million was recorded into operating income in our Consolidated Statements of Income compared to a loss of $2.7 million in the same period a year ago. For the first half of fiscal 2010, a gain on derivatives of $1.5 million was recorded into operating income in our Consolidated Statements of Income compared to a loss of $4.4 million in the first half of fiscal 2009. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at August 31, 2009 was $1.1 million in other current assets. Included in accumulated other comprehensive loss was $0.9 million (net of tax) at August 31, 2009.

On March 10, 2010, we entered into foreign currency forward contracts with maturities up to nine months to reduce the short-term effects of foreign currency fluctuations, but not designed to provide foreign currency protection over longer time horizons. The gains and losses on foreign currency forward contracts are designed to offset the variability in operating expenses associated with foreign currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

The following is a summary of all hedging positions held as of March 10, 2010 (in thousands):

	Q3’2010	Q4’2010	Q1’2011
Euro
Notional amount	€6,000,000	€6,500,000	€6,500,000
% of Net foreign currency exposure hedged	90%	90%	90%
Average forward contract rate	1.366	1.366	1.366

British Pound Sterling
Notional amount	£6,480,000	£7,020,000	£7,020,000
% of Net foreign currency exposure hedged	90%	90%	90%
Average forward contract rate	1.499	1.498	1.498

As a result of the use of derivative instruments, we are exposed to counterparty credit risk. To mitigate counterparty credit risk, we enter into contracts with large financial institutions (JPMorgan Chase and Bank of America) and regularly review our credit exposure balances as well as the creditworthiness of the counterparties. We do not expect any losses as a result of default of our counterparties.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

For the six months ended February 28,	2010	2009
Net cash provided by operating activities	$70,133	$75,419
Capital expenditures (1)	(9,051)	(15,780)

Free cash flow (2)	$61,082	$59,639

Net cash (used in) provided by investing activities	$(9,051)	$9,480
Net cash used in financing activities	$(68,591)	$(66,648)

Net (decrease) increase in cash and cash equivalents	$(11,725)	$14,322
Cash and cash equivalents at end of period (February 28)	$204,595	$132,308

(1)	Included in net cash used in investing activities during each fiscal year reported above.
(2)

We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with generally accepted accounting principles (GAAP). The GAAP financial measure, cash flows provided by operating activities, has been adjusted to report non-GAAP free cash flow that includes the cash cost for taxes and changes in working capital, less capital expenditures. We use this financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure and the information we provide are useful to investors because they permit investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $204.6 million or 33% of our total assets at February 28, 2010, compared with $132 million or 24% of our total assets at February 28, 2009 and $216.3 million at August 31, 2009. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $11.7 million since August 31, 2009 as a result of cash outflows of $107 million related to stock repurchases, dividend payments of $19 million, capital expenditures of $9 million and $4 million from the effect of exchange rate changes on our foreign cash balances partially offset by cash provided by operations of $70 million, $38 million from the exercise of employee stock options and $19 million of tax benefits from share-based payment arrangements.

During the last twelve months, free cash flow rose 37% to $185 million and exceeded net income by 26%, illustrating the high quality of our earnings. Free cash flow in the second quarter of fiscal 2010 rose 46% to $42.6 million compared to $29.3 million in the year ago period. Free cash flow generated in the first half of fiscal 2010 exceeded last year’s total by $1.4 million. Drivers of free cash flow during the second quarter of fiscal 2010 were high levels of net income and lower capital expenditures partially offset by an increase in accounts receivable over the past three months.

Consistent with prior years, we invoice a small percentage of our clients annually in advance during the second quarter of each fiscal year. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect that accounts receivable and deferred revenues will rise. The increase in accounts receivable due to the issuance of invoices for services to be provided over the next twelve months aggregated to approximately $11 million during the second quarter of fiscal 2010. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter. Our accounts receivable balance, net of reserves, increased 13% in the second quarter of fiscal 2010 which is comparable to the 14% and 12% sequential increase during the second quarters of fiscal 2009 and 2008, respectively. Lastly, over the last 12 months, accounts receivable has decreased $13.4 million or 16% while revenues have increased, a positive indicator to us regarding the quality of our receivables. At February 28, 2010, our days sales outstanding (“DSO”) was 39 days, down 19% from 48 days a year ago and comparable to 37 days at August 31, 2009.

In addition, during the second quarter of fiscal 2010 we remitted estimated tax payments for the first half of fiscal 2010 totaling $20 million, of which $9 million represented our estimated tax payment for the just completed first quarter, consistent with prior years. Estimated tax payments remitted in the first half of fiscal 2009 totaled $29 million.

Capital Resources

Capital Expenditures

Capital expenditures were $2.0 million, net of landlord contributions for construction of $0.3 million for the quarter ended February 28, 2010, down from $6.4 million in the same period a year ago. Approximately $1.2 million or 60% of capital expenditures, net of landlord contributions for construction, was for the build-out of new space in our Hyderabad and Hong Kong office locations. The remaining 40% or $0.8 million was for computer equipment, including the purchase of laptop computers and peripherals for employees. During the first six months of fiscal 2010 capital expenditures, net of landlord contributions for construction were $8.6 million, which included adding two Hewlett Packard Integrity mainframe machines to each of our data centers and the build-out of new office space in our Hyderabad, Philippines and Hong Kong locations. We continue to expand aggressively to house and grow our proprietary content operations and other functions that can be run efficiently in remote office locations. Capital spending levels decreased $6.5 million in the first half of fiscal 2010 compared to the same period a year ago due to the fiscal 2009 build-out of new office space in Boston, London, Norwalk and Chicago and improvements in hardware utilization. Enhanced hardware utilization was a result of efficiencies realized from updates to our data storage policy and streamlining batch processing jobs.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

In March 2008, we renewed our three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of February 28, 2010. We are obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of February 28, 2010 and August 31, 2009, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of February 28, 2010 and August 31, 2009.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and six months ended February 28, 2010, there were no significant changes to our contractual obligations as of August 31, 2009. We currently have no significant capital commitments other than commitments under our operating leases, which decreased 5% from $152.5 million at August 31, 2009 to $145.0 million at February 28, 2010.

Share Repurchases

On December 14, 2009, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. During the first six months of fiscal 2010, we repurchased 1,621,457 shares for $107 million under the program. Including the expansion, $95 million remains authorized for future share repurchases as of February 28, 2010. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

Dividends

On February 9, 2010, the Company announced a regular quarterly dividend of $0.20 per share. The cash dividend of $9.3 million was paid on March 16, 2010, to common stockholders of record on February 26, 2010. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Despite recent market improvements, since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) have experienced declines of approximately 3% coupled with increased levels of volatility. A prolonged decline in the equity markets could impact the size and buying power of many of our clients.

Approximately 82% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation resulting in lower demand for services from investment managers.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	A prolonged decline in the equity returns impacting the buying power of our investment management clients

•	Continued turmoil, consolidation, and business failures in the global investment banking industry may cause us to lose additional clients and users

•	A global market crisis and related economic recession may affect our revenues and liquidity

•	Increased competition in our industry that may cause price reductions or loss of market share

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	The protection and privacy of our client data

•	A prolonged or recurring outage at one of our data centers may result in reduced service and the loss of clients

•	Malicious, ignorant or illegal employee acts regarding insider information

•	Man-made problems such as computer viruses or terrorism may disrupt our operations

•	Our ability to integrate and market FactSet Fundamentals and other proprietary data to new and existing clients

•	Our ability to integrate newly acquired companies

•	The negotiation of contract terms supporting new and existing databases or products

•	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

•	Third parties may claim infringement of their intellectual property rights

•	Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that the Company regards as proprietary

•	Volatility in general economic conditions

•	Our ability to hire and retain key qualified personnel

•	Resolution of ongoing and other probable audits by tax authorities

•	Adverse resolution of litigation or governmental investigations may harm our operating results

•	Changes in accounting may affect our reported earnings and operating income

•	Internal controls may be ineffective

Business Outlook

The following forward-looking statements reflect our expectations as of March 16, 2010. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2010 Expectations

•	Revenues are expected to range between $157 million and $161 million.

•	EPS should range between $0.75 and $0.77 per diluted share. Both ends of this range include a $0.01 reduction to reflect the lapse of the U.S. Federal R&D tax credit effective December 31, 2009.

Full Year Fiscal 2010

•	The 2010 guidance for capital expenditures, net of landlord contributions is between $20 million to $26 million.

Financial Risk Management

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We are exposed to market risk from changes in foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to foreign currency exchange risk through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. We only enter into foreign currency forward contracts to manage foreign currency exposures. Our primary foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen and Indian Rupee. The fair market values of all our derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $118 million, which translates into a net foreign currency exposure of $102 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of our cash and cash equivalents at February 28, 2010 was $205 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen and Indian Rupee. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $118 million, which translates into a net foreign currency exposure of $102 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

At February 28, 2010, there were no outstanding foreign exchange forward contracts. At August 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €7.9 million and $0.4 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £9.9 million and $0.7 million, respectively, at August 31, 2009. For the first half of fiscal 2010, a gain on derivatives of $1.5 million was recorded into operating income in our Consolidated Statements of Income compared to a loss of $4.4 million in the first half of fiscal 2009. The fair value of all derivative instruments recorded in our Consolidated Statement of Financial Condition at August 31, 2009 was $1.1 million in other current assets. Included in accumulated other comprehensive loss was $0.9 million (net of tax) at August 31, 2009.

On March 10, 2010, we entered into foreign currency forward contracts with maturities up to nine months to reduce the short-term effects of foreign currency fluctuations, but not designed to provide foreign currency protection over longer time horizons. The gains and losses on foreign currency forward contracts are designed to offset the variability in operating expenses associated with foreign currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

The following is a summary of all hedging positions held as of March 10, 2010 (in thousands):

	Q3’2010	Q4’2010	Q1’2011
Euro
Notional amount	€6,000,000	€6,500,000	€6,500,000
% of Net foreign currency exposure hedged	90%	90%	90%
Average forward contract rate	1.366	1.366	1.366

British Pound Sterling
Notional amount	£6,480,000	£7,020,000	£7,020,000
% of Net foreign currency exposure hedged	90%	90%	90%
Average forward contract rate	1.499	1.498	1.498

As a result of the use of derivative instruments, we are exposed to counterparty credit risk. To mitigate counterparty credit risk, we enter into contracts with large financial institutions (JPMorgan Chase and Bank of America) and regularly review our credit exposure balances as well as the creditworthiness of the counterparties. We do not expect any losses as a result of default of our counterparties.

As noted above, there were no outstanding foreign exchange forward contracts at February 28, 2010. However, a sensitivity analysis based on the foreign currency forward contracts entered into on March 10, 2010 was performed with the assumption they were outstanding at February 28, 2010. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased $5.7 million, which would have had an immaterial impact on our results. A hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2010 would increase the fair value of total assets and equity by $19.1 million. A hypothetical 10% weaker U.S. dollar against all foreign currencies would result in a decrease in operating income by $9.2 million over the next twelve months excluding any impact from hedging activities. Such an impact to operating income would be substantially offset by gains from the settlement of the underlying positions hedged.

Interest Rate Risk

The fair market value of our cash and cash equivalents at February 28, 2010 was $205 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)

December 2009	—	—	—	$149,527

January 2010	591,957	$65.81	591,957	110,569

February 2010 (1)	252,100	$63.28	252,100	94,616

	844,057	$65.06	844,057	$94,616

(1)	On December 14, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. At that time, the Company had $50 million remaining under the program. Including the $100 million expansion, $95 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2010	/s/ MAURIZIO NICOLELLI
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