Form 10-Q
period 2010-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2010-07-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2010

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

The total number of shares of the registrant’s common stock, $.01 par value, outstanding on May 31, 2010 was 46,325,690.

FactSet Research Systems Inc.

Form 10-Q

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2010	2009	2010	2009

Revenues	$160,301	$154,387	$472,825	$466,561

Operating expenses
Cost of services	51,355	50,847	152,632	156,717
Selling, general and administrative	53,262	50,234	155,989	153,173

Total operating expenses	104,617	101,081	308,621	309,890

Operating income	55,684	53,306	164,204	156,671

Other income	86	181	475	996

Income before income taxes	55,770	53,487	164,679	157,667

Provision for income taxes	17,112	14,951	53,759	48,992

Net income	$38,658	$38,536	$110,920	$108,675

Basic earnings per common share	$0.83	$0.82	$2.37	$2.30

Diluted earnings per common share	$0.81	$0.79	$2.30	$2.23

Weighted average common shares (Basic)	46,544	47,120	46,872	47,177

Weighted average common shares (Diluted)	47,725	48,836	48,183	48,773

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	May 31, 2010	August 31, 2009

CURRENT ASSETS
Cash and cash equivalents	$224,713	$216,320
Accounts receivable, net of reserves	58,495	62,854
Prepaid FactSet Fundamentals database updates	—	1,787
Prepaid taxes	1,270	7,415
Deferred taxes	4,268	4,319
Other current assets	6,681	6,715

Total current assets	295,427	299,410
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	157,002	161,479
Less accumulated depreciation and amortization	(77,935)	(73,100)

Property, equipment and leasehold improvements, net	79,067	88,379

Goodwill	172,053	181,355
Intangible assets, net	35,942	46,350
Deferred taxes	16,813	12,295
Other assets	5,413	5,348

TOTAL ASSETS	$604,715	$633,137

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,138	$25,121
Accrued compensation	32,870	41,889
Deferred fees	17,545	23,005
Dividends payable	10,655	9,348

Total current liabilities	85,208	99,363
NON-CURRENT LIABILITIES
Deferred taxes	2,576	3,794
Taxes payable	6,952	6,437
Deferred rent and other non-current liabilities	22,569	22,714

TOTAL LIABILITIES	$117,305	$132,308

Commitments and contingencies (See Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 59,901,358 and 58,071,513 shares issued; 46,325,690 and 46,739,995 shares outstanding at May 31, 2010 and August 31, 2009, respectively	599	581
Additional paid-in capital	329,464	248,840
Treasury stock, at cost: 13,575,668 and 11,331,518 shares at May 31, 2010 and August 31, 2009, respectively	(568,474)	(414,995)
Retained earnings	758,139	676,626
Accumulated other comprehensive loss	(32,318)	(10,223)

TOTAL STOCKHOLDERS’ EQUITY	487,410	500,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$604,715	$633,137

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$110,920	$108,675
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,424	25,567
Stock-based compensation expense	10,239	10,657
Deferred income taxes	(5,617)	(4,506)
Gain on sale of assets	(123)	(112)
Tax benefits from share-based payment arrangements	(22,065)	(3,350)

Changes in assets and liabilities
Accounts receivable, net of reserves	4,359	4,280
Accounts payable and accrued expenses	(580)	(671)
Accrued compensation	(8,022)	(6,482)
Deferred fees	(5,459)	85
Taxes payable, net of prepaid taxes	30,303	4,591
Prepaid fundamentals database updates	2,750	4,125
Landlord contributions	483	2,636
Other working capital accounts, net	(3,783)	(3,066)

Net cash provided by operating activities	140,829	142,429

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of investments	—	25,260
Purchases of property, equipment and leasehold improvements	(13,676)	(18,963)

Net cash (used in) provided by investing activities	(13,676)	6,297

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(27,908)	(25,404)
Repurchase of common stock	(153,489)	(70,227)
Proceeds from employee stock plans	47,180	18,273
Tax benefits from share-based payment arrangements	22,065	3,350

Net cash used in financing activities	(112,152)	(74,008)

Effect of exchange rate changes on cash and cash equivalents	(6,608)	(1,593)

Net increase in cash and cash equivalents	8,393	73,125
Cash and cash equivalents at beginning of period	216,320	117,986

Cash and cash equivalents at end of period	$224,713	$191,111

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2010

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

2. BASIS OF PRESENTATION

The accompanying financial data as of May 31, 2010 and for the three and nine months ended May 31, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2009 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2009.

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

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2010 third quarter and through the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

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

Business Combinations

On September 1, 2009, the Company adopted the authoritative accounting guidance on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes. The more significant changes include an expanded definition of a business and a business combination; recognition of assets acquired and liabilities assumed at their acquisition date fair values with subsequent changes recognized in earnings; recognition of acquisition-related expenses and restructuring costs separately from the business combination; and capitalization of in-process research and development at fair value as an indefinite-lived intangible asset. The guidance also amends and clarifies the application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The impact of this accounting guidance and its relevant updates on the Company’s results of operations or financial position will vary depending on each specific business combination or asset purchase. The Company did not close any business combinations or asset purchases during the nine months ended May 31, 2010.

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

During the third quarter of fiscal 2010, the FASB issued several ASU’s – ASU No. 2010-11 through ASU No. 2010-19. The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have a material impact on the Company’s financial position and results of operations.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of May 31, 2010 or August 31, 2009.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2010 and August 31, 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$205,224	$—	$—	$205,224
U.S. Government agency money market funds	—	—	—	—
U.S. Treasury money market funds	—	—	—	—
Derivative instruments	—	—	—	—

Total assets measured at fair value	$205,224	$—	$—	$205,224

Liabilities
Derivative instruments	$—	$4,176	$—	$4,176

Total liabilities measured at fair value	$—	$4,176	$—	$4,176

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$111,855	$—	$—	$111,855
U.S. Government agency money market funds	4,493	—	—	4,493
U.S. Treasury money market funds	44,578	—	—	44,578
Derivative instruments	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013

Liabilities
Derivative instruments	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

Cash Equivalents

The Company’s institutional money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s cash equivalents are classified as Level 1.

Derivative Instruments

The Company utilizes the income approach to measure fair value for its derivative instruments (foreign exchange forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at May 31, 2010 and August 31, 2009 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents	$205,224	$—	$—	$205,224

Total assets measured at fair value	$205,224	$—	$—	$205,224

Accounts payable and accrued liabilities (derivative liabilities)	$—	$3,463	$—	$3,463
Deferred rent and other non-current liabilities (derivative liabilities)	$—	$713	$—	$713

Total liabilities measured at fair value	$—	$4,176	$—	$4,176

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Cash equivalents	$160,926	$—	$—	$160,926
Other current assets (derivative assets)	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013

Accounts payable and accrued liabilities (derivative liabilities)	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and nine months ended May 31, 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents – Cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

Investments – Investments which have maturities greater than three months from the date of acquisition are classified as available-for-sale securities and are reported at fair value. Unrealized gains and losses on available-for-sale securities are included net of tax in accumulated other comprehensive loss in stockholders’ equity.

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

The following table summarizes the Company’s cash, cash equivalents and investments at May 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$19,489	$—	$19,489
Corporate money market funds	205,224	—	205,224
U.S Government agency money market funds	—	—	—
U.S Treasury money market funds	—	—	—

Total cash and investments	$224,713	$—	$224,713

The following table summarizes the Company’s cash, cash equivalents and investments at August 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$55,394	$—	$55,394
Corporate money market funds	111,855	—	111,855
U.S Government agency money market funds	4,493	—	4,493
U.S Treasury money market funds	44,578	—	44,578

Total cash and investments	$216,320	$—	$216,320

Investments are recorded at fair value determined from readily available quoted market prices. The Company did not hold any investments at May 31, 2010 or August 31, 2009. The Company’s cash and investment portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2010 and 2009.

6. DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippines Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

Cash Flow Hedges

FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of up to eighteen months. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during fiscal 2010 or fiscal 2009 and as such, no corresponding gains or losses were reclassified into earnings.

The following is a summary of all foreign currency forward contracts outstanding as of May 31, 2010 (in thousands):

	Q4’2010	Q1’2011	Q2’2011	Q3’2011	Q4’2011	Q1’2012
Euro
Notional amount	€6,500,000	€6,500,000	€6,500,000	€6,500,000	€6,500,000	€6,500,000
% of Net foreign currency exposure hedged	95%	95%	95%	95%	95%	95%
Average forward contract rate	1.366	1.366	1.281	1.282	1.294	1.296

British Pound Sterling
Notional amount	£7,020,000	£7,020,000	£7,020,000	£7,020,000
% of Net foreign currency exposure hedged	95%	95%	95%	95%
Average forward contract rate	1.498	1.498	1.486	1.486

These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. At May 31, 2010, the Company’s cash flow hedges reported as a component of AOCI was ($2.7) million, net of tax, which is expected to be reclassified from accumulated other comprehensive loss to expenses within the next 18 months. At August 31, 2009, the Company’s cash flow hedges reported as a component of AOCI was $0.9 million, net of tax.

At May 31, 2010, the notional principal and fair value (liability) of foreign exchange contracts to purchase Euros with U.S. dollars were €39.0 million and ($3.0) million, respectively. The notional principal and fair value (liability) of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £28.1 million and ($1.2) million, respectively, at May 31, 2010. At August 31, 2009, the notional principal and fair value of foreign exchange contracts designated and accounted for as cash flow hedges to purchase Euros with U.S. dollars were €7.9 million and $0.4 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £9.9 million and $0.7 million, respectively, at August 31, 2009. There were no other foreign exchange contracts designated as cash flow hedges.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (Buy/Sell)	May 31, 2010	Aug 31, 2009	May 31, 2010	Aug 31, 2009
British Pound Sterling / U.S. Dollar	$41,899	$15,358	($1,166)	$657
Euro / U.S. Dollar	51,246	10,858	(3,010)	430

Total	$93,145	$26,216	($4,176)	$1,087

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	May 31, 2010	Aug 31, 2009
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$—	$1,087
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$(3,463)	$—
	Deferred rent and other non-current liabilities	$(713)	$—

	Total liabilities	$(4,176)	$—

Derivatives not designated as hedging instruments	None	$—	$—

	Net Derivative (Liabilities) Assets	$(4,176)	$1,087

Derivatives in Cash Flow Hedging Relationships for the three months ended May 31, 2010 and 2009 (in thousands):

	(Loss) or Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	(Loss) Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009
Foreign exchange contracts – forwards	$(2,873)	$1,901	SG&A	$(208)	$(1,256)

Derivatives in Cash Flow Hedging Relationships for the nine months ended May 31, 2010 and 2009 (in thousands):

	(Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain or (Loss) Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009
Foreign exchange contracts – forwards	$(2,176)	$(4,628)	SG&A	$1,340	$(5,657)

Note: No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness.

Accumulated Other Comprehensive (Loss) Income

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCI (in thousands):

	Nine Months Ended May 31,
	2010	2009
Beginning balance, net of tax	$851	$(206)
Changes in fair value	(2,176)	(4,628)
(Gain) loss reclassified to earnings	(1,340)	5,657

Ending balance, net of tax	$(2,665)	$823

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

There was no goodwill acquired during the first nine months of fiscal 2010. Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2010 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2009	$99,696	$78,140	$3,519	$181,355

Goodwill acquired during the period	—	—	—	—
Purchase price adjustments	—	—	—	—
Foreign currency translation adjustments	—	(9,368)	66	(9,302)

Balance at May 31, 2010	$99,696	$68,772	$3,585	$172,053

8. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.9 years at May 31, 2010.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$39,513	$10,557	$28,956
Software technology	18,310	15,494	2,816
Client relationships	13,652	9,529	4,123
Trade names	192	148	44
Non-compete agreements	166	163	3

Total	$71,833	$35,891	$35,942

At August 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$44,338	$9,518	$34,820
Software technology	19,088	13,388	5,700
Client relationships	14,733	9,001	5,732
Trade names	192	128	64
Non-compete agreements	175	141	34

Total	$78,526	$32,176	$46,350

There were no intangible assets acquired during the three and nine months ended May 31, 2010. The decrease in the gross carrying amount of intangible assets at May 31, 2010 as compared to August 31, 2009 was due to foreign currency translation adjustments.

Amortization expense recorded for intangible assets was $1.9 million and $2.0 million for the three months ended May 31, 2010 and 2009, respectively. Amortization expense recorded for intangible assets was $6.0 million and $6.2 million for the nine months ended May 31, 2010 and 2009, respectively. Estimated intangible asset amortization expense for the remainder of fiscal 2010 and the succeeding years are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2010 (remaining three months)	$1,714
2011	5,090
2012	4,106
2013	2,795
2014	1,826
Thereafter	20,411

Total	$35,942

9. COMMON STOCK AND EARNINGS PER SHARE

On May 14, 2010, the Company’s Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2010 of $0.23 per share, or $0.92 per share per annum. The cash dividend of $10.7 million was paid on June 15, 2010, to common stockholders of record on May 28, 2010. Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2010	2009
Balance at September 1	46,740	47,969
Common stock issued for employee stock plans	1,829	771
Repurchase of common stock	(2,243)	(1,590)

Balance at May 31	46,326	47,150

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period.

The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards, including employee stock options and restricted stock. A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2010
Basic EPS
Income available to common stockholders	$38,658	46,544	$0.83
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,181

Income available to common stockholders plus assumed conversions	$38,658	47,725	$0.81

For the three months ended May 31, 2009
Basic EPS
Income available to common stockholders	$38,536	47,120	$0.82
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,716

Income available to common stockholders plus assumed conversions	$38,536	48,836	$0.79

For the nine months ended May 31, 2010
Basic EPS
Income available to common stockholders	$110,920	46,872	$2.37
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,311

Income available to common stockholders plus assumed conversions	$110,920	48,183	$2.30

For the nine months ended May 31, 2009
Basic EPS
Income available to common stockholders	$108,675	47,177	$2.30
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,596

Income available to common stockholders plus assumed conversions	$108,675	48,773	$2.23

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2010. For the three and nine months ended May 31, 2009, 1,332,413 stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2010 and 2009, respectively.

For the three and nine months ended May 31, 2010, 1,878,408 of performance-based stock option grants were excluded from the calculation of diluted earnings per share. Similarly, 1,909,388 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2009. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria have not yet been met at May 31, 2010 and 2009 for performance-based stock options granted in fiscal 2010 and 2008.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 14, 2010, the Company’s Board of Directors approved a $150 million expansion to the existing share repurchase program. During the first nine months of fiscal 2010, the Company repurchased 2,242,604 shares for $153 million under the program. Including the $150 million expansion, $198 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At May 31, 2010 and August 31, 2009, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009
August 13, 2009	$0.20	Regular (cash)	August 31, 2009	$9,348	September 15, 2009
May 12, 2009	$0.20	Regular (cash)	May 29, 2009	$9,430	June 16, 2009
February 4, 2009	$0.18	Regular (cash)	February 27, 2009	$8,447	March 17, 2009
November 17, 2008	$0.18	Regular (cash)	November 28, 2008	$8,480	December 16, 2008

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards

During fiscal 2010, the Company granted 251,824 restricted stock awards which entitle the holder to shares of common stock as the awards vests over time. The Company’s restricted stock awards vest between three and six years and are amortized to stock-based compensation expense over the vesting period.

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows (in thousands):

	May 31, 2010	August 31, 2009
Accumulated unrealized (loss) gain on cash flow hedges, net of tax	$(2,665)	$851
Accumulated foreign currency translation adjustments	(29,653)	(11,074)

Total accumulated other comprehensive loss	$(32,318)	$(10,223)

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2010	2009	2010	2009
Net income	$38,658	$38,536	$110,920	$108,675
Other comprehensive income, net of tax:
Net unrealized (loss) on investments	—	—	—	(72)
Net unrealized (loss) gain on cash flow hedges	(2,665)	3,157	(3,516)	1,029
Foreign currency translation adjustments	(9,548)	15,650	(18,579)	(15,359)

Comprehensive income	$26,445	$57,343	$88,825	$94,273

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

General Stock Option Activity

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2009	7,553	$39.51

Granted – non performance-based options	32	$66.46

Granted – performance-based options	901	$66.46

Stock options exercised	(1,126)	$24.54

Stock options canceled/forfeited	(73)	$55.60

Balance at November 30, 2009	7,287	$45.11

Granted – non performance-based options	316	$63.31

Granted – performance-based options	—	$—

Stock options exercised	(354)	$24.13

Stock options canceled/forfeited	(46)	$59.35

Balance at February 28, 2010	7,203	$46.85

Granted – non performance-based options	—	$—

Granted – performance-based options	—	$—

Stock options exercised	(279)	$29.21

Stock options canceled/forfeited	(52)	$61.08

Balance at May 31, 2010	6,872	$47.46

The total number of in-the-money options exercisable as of May 31, 2010 was 3.4 million with a weighted average exercise price of $33.58. As of August 31, 2009, 4.2 million in-the-money outstanding options were exercisable with a weighted average exercise price of $25.91. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2010 and August 31, 2009 was $117.9 million and $122.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $68.05 at May 31, 2010 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2010 and 2009 was $74.2 million and $15.9 million, respectively.

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

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. At May 31, 2010, the Company estimated that none of the performance-based stock options will vest which results in zero unamortized stock-based compensation expense to be recognized as of May 31, 2010. A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$—	$—
20%	$1,616	$1,896	$125
60%	$4,848	$5,688	$375
100%	$8,080	$9,480	$625

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

October 2009 Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At May 31, 2010, the Company estimated that 20% or 180,133 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.5 million to be recognized as of May 31, 2010.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(536)	$—
20%	$2,514	$—	$142
60%	$7,542	$1,072	$426
100%	$12,570	$2,144	$710

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

Restricted Stock Awards

The Company stock option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2009	—	$—
Granted	162	$62.85

Vested	—	$—
Canceled/forfeited	—	$—

Balance at November 30, 2009	162	$62.85
Granted	90	$59.42
Vested	—	$—
Canceled/forfeited	(3)	$62.85

Balance at February 28, 2010	249	$61.61
Granted	—	$—
Vested	—	$—
Canceled/forfeited	(2)	$62.85

Balance at May 31, 2010	247	$61.60

During fiscal 2010, there were two restricted stock awards grants as summarized below.

October 23, 2009 Employee Restricted Stock Award

On October 23, 2009, the Company granted 161,794 restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards on October 23, 2009 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The closing price of FactSet common stock on the grant date of $66.46 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on October 23, 2009 was $62.85. As of May 31, 2010, unamortized stock-based compensation expense of $7.4 million is to be amortized ratably to compensation expense over the remaining vesting period of 53 months.

February 9, 2010 Employee Restricted Stock Award

On February 9, 2010, the Company granted 90,030 restricted stock awards to employees which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. Of the total number of restricted stock awards granted on February 9, 2010, 55,572 awards cliff vest 100% after three years and are amortized to expense over the vesting period using the straight-line attribution method. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years and are amortized to expense based on the vesting period. The grant date fair value of the awards were measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. As such, the closing price of FactSet common stock on the grant date of $63.09 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting weighted average fair value of the restricted stock awards granted on February 9, 2010 was $59.42. As of May 31, 2010, unamortized stock-based compensation expense of $4.6 million is to be amortized to compensation expense over the remaining vesting periods between 32 and 68 months.

No restricted stock awards vested during the three and nine months ended May 31, 2010 and 2009.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

Share-based Awards Available for Grant
Balance at August 31, 2009	4,128
Granted – non performance-based options	(348)
Granted – performance-based options	(901)
Restricted stock awards granted*	(630)
Share-based awards canceled/forfeited	182
Share-based awards expired**	(395)

Balance at May 31, 2010	2,036

*	As reflected in the preceding table, for each share awarded as restricted stock under the Company’s Option Plans, an equivalent of 2.5 shares were deducted from the available share-based awards balance.

**	Represents the remaining stock option balance within the Company’s 2000 Stock Option plan that expired in January 2010 because they were never granted.

Employee Stock Purchase Plan

On December 16, 2008, the Company’s stockholders ratified the adoption of the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares have been reserved for issuance under the Purchase Plan. There is no expiration date for the Purchase Plan. Shares of FactSet common stock may be purchased by eligible employees under the Purchase Plan in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employees purchased 22,510 shares at an average price of $57.46 during the third quarter of fiscal 2010. At May 31, 2010, 376,965 shares were collectively reserved for future issuance under the Purchase Plan.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended May 31, 2010 and 2009 were $11.50 and $6.73 per share, respectively, with the following weighted average assumptions:

	Three Months Ended May 31,
	2010	2009
Risk-free interest rate	0.17%	0.18%
Expected life	3 months	3 months
Expected volatility	12.6%	18.8%
Dividend yield	1.4%	2.1%

The weighted average estimated fair value of employee stock purchase plan grants during the nine months ended May 31, 2010 and 2009 were $11.14 and $9.06 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2010	2009
Risk-free interest rate	0.11%	0.34%
Expected life	3 months	3 months
Expected volatility	14.2%	27.0%
Dividend yield	1.3%	1.8%

12. STOCK-BASED COMPENSATION

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense for the three months ended May 31, 2010 and 2009:

(in thousands)	2010	2009
Stock-based compensation	$4,142	$2,997
Tax impact of stock-based compensation	(1,389)	(974)

Stock-based compensation, net of tax	$2,753	$2,023

The following table summarizes stock-based compensation expense for the nine months ended May 31, 2010 and 2009:

(in thousands)	2010	2009
Stock-based compensation	$10,239	$10,657
Tax impact of stock-based compensation	(3,442)	(3,581)

Stock-based compensation, net of tax	$6,797	$7,076

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

As of May 31, 2010, $37.6 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.8 years. There were no stock-based compensation costs capitalized as of May 31, 2010 or August 31, 2009, respectively.

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

There were no employee stock options granted during the third quarter of fiscal 2010.

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

Fiscal 2010 – January 15, 2010

During the second quarter of fiscal 2010, 18,510 stock options were granted to the Company’s non-employee Directors with an estimated fair value of $21.06 per share, using the Black-Scholes option-pricing model with the following assumptions:

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

Restricted Stock Awards

There were no restricted stock awards granted during the third quarter of fiscal 2010.

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

Second Quarter Fiscal 2010 – February 9, 2010

On February 9, 2010, the Company granted 90,030 restricted stock awards to employees which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. Of the total number of restricted stock awards granted on February 9, 2010, 55,572 cliff vest 100% after three years. These restricted stock awards are amortized to expense over the vesting period using the straight-line attribution method. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years and are amortized to expense over the vesting period. The grant date fair value of the awards were measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting weighted average fair value of the restricted stock awards granted on February 9, 2010 was $59.42.

There were no restricted stock awards granted during the first nine months of fiscal 2009.

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

The following table provides details of income taxes for the three and nine months ended May 31, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended May 31,				Nine Months Ended May 31,
	2010		2009		2010	2009
Income before income taxes	$55,770		$53,487		$164,679	$157,667
Provision for income taxes	$17,112		$14,951		$53,759	$48,992
Effective tax rate	30.7	%*	28.0	%**	32.6%	31.1%

*	The Company’s projected annual effective tax rate before discrete items for fiscal 2010 is 33.5%. During the third quarter of fiscal 2010, the Company recorded income tax benefits of $1.6 million associated with the finalization of its fiscal 2009 tax return and adjustments to certain reserves to reflect the lapse of statute of limitations, which resulted in an actual effective tax rate for the third quarter of 30.7%.

**	The Company’s projected annual effective tax rate before discrete items for fiscal 2009 was 33.6%. During the third quarter of fiscal 2009, the Company recorded income tax benefits of $3.0 million associated with the finalization of its fiscal 2008 tax return, recognition of a tax credit for repatriating foreign earnings to the U.S. and adjustments to certain reserves to reflect the lapse of statute of limitations, which resulted in an actual effective tax rate for the third quarter of 28.0%.

The aggregate changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2010 were as follows (in thousands):

Unrecognized income tax benefits at August 31, 2009	$6,437
Additions based on tax positions related to the current year	1,012
Additions for tax positions of prior years (includes the accrual of interest)	364
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(861)
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at May 31, 2010	$6,952

As of May 31, 2010, the Company has gross unrecognized tax benefits totaling $7.0 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by four tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will materially change within the next 12 months.

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2010, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2007 through 2009
State (various)	2004 through 2009

Europe
France	2004 through 2009
United Kingdom	2005 through 2009

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Sales, consulting, data collection and software engineering are the primary functional groups based at the Company’s non-U.S. operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments. Of the total $172.1 million of goodwill reported by the Company at May 31, 2010, 58% was recorded in the U.S. segment, 40% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended May 31, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$108,593	$40,694	$11,014	$160,301
Segment operating profit*	$33,553	$20,271	$1,860	$55,684
Total assets	$398,931	$180,661	$25,123	$604,715
Capital expenditures	$3,528	$198	$899	$4,625

For the three months ended May 31, 2009
Revenues from clients	$104,967	$39,086	$10,334	$154,387
Segment operating profit*	$32,240	$16,303	$4,763	$53,306
Total assets	$416,808	$179,632	$17,170	$613,610
Capital expenditures	$2,404	$96	$683	$3,183

For the nine months ended May 31, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$320,681	$119,561	$32,583	$472,825
Segment operating profit*	$100,221	$56,260	$7,723	$164,204
Capital expenditures	$8,400	$544	$4,732	$13,676

For the nine months ended May 31, 2009
Revenues from clients	$318,025	$117,510	$31,026	$466,561
Segment operating profit*	$96,327	$43,565	$16,779	$156,671
Capital expenditures	$14,916	$2,739	$1,308	$18,963

*	Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

SIGNIFICANT CLIENTS - No single client represented 10% or more of FactSet’s total revenues in any period presented. As of May 31, 2010 and 2009, respectively, the Company’s largest individual client accounted for less than 2% of total subscriptions. Subscriptions from the ten largest clients did not surpass 16% of total client subscriptions as of May 31, 2010 and 2009, respectively.

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

Lease Commitments

At May 31, 2010, the Company leased office space in locations throughout the U.S., Europe and Asia Pacific. Leases for this office space expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

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

At May 31, 2010, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2010 (remaining three months)	$5,339
2011	21,794
2012	20,206
2013	19,216
2014	15,605
Thereafter	56,363

Total	$138,523

During the three months ended May 31, 2010 and 2009, rent expense for all operating leases amounted to $7.2 million and $7.0 million, respectively. Rent expense for all operating leases for the first nine months of fiscal 2010 and 2009 amounted to $22.3 million and $19.5 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s lease commitments as of May 31, 2010.

Contingencies

FactSet accrues non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. Although management currently believes that resolving claims against the Company, individually or in the aggregate, will not have a material adverse impact on its consolidated financial position, results of operations or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance. In the event any losses are sustained in excess of accruals, they will be charged against income at that time. See Note 13.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. At May 31, 2010, the Company’s largest individual client accounted for less than 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2009. At May 31, 2010 and August 31, 2009, the receivable reserve was $1.7 million, respectively.

16. REVOLVING CREDIT FACILITY

The Company maintains its three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of May 31, 2010. The Company is obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

17. SUBSEQUENT EVENTS

FactSet has performed an evaluation of subsequent events through the date the consolidated financial statements were issued.

Acquisition of Market Metrics

On June 1, 2010, FactSet acquired Market Metrics. Formed in 1996 and headquartered in Quincy, Massachusetts, Market Metrics is the leading market research firm in the U.S. focused on advisor-sold investments and insurance products. Each year Market Metrics conducts more than 20,000 in-depth surveys of financial advisors, brokers, research analysts and gatekeepers. Leveraging this unique body of data, Market Metrics helps senior managers to understand better their competitive strengths and weaknesses, and how they can improve their relationships with customers and increase market share. Market Metrics has annual subscriptions of $16 million and is supported by 25 employees as of June 1, 2010.

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

As of May 31, 2010, the Company employed 3,631 employees, an increase of 209 employees over the past three months and up 23% or 669 employees since August 31, 2009. Of these employees, 1,330 were located in the U.S., 523 in Europe and the remaining 1,778 in the Asia Pacific region. The increase in headcount during fiscal 2010 was driven by the expansion of our proprietary content operations in India and the Philippines. Approximately 51% of our employees are involved with content collection, 21% conduct sales and consulting services, another 23% are involved in product development, software and systems engineering and the remaining 5% of employees provide administrative support.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2010 and 2009, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2010	2009	Change	2010	2009	Change
Revenues	$160,301	$154,387	3.8%	$472,825	$466,561	1.3%

Cost of services	51,355	50,847	1.0%	152,632	156,717	(2.6)%

Selling, general and administrative	53,262	50,234	6.0%	155,989	153,173	1.8%

Operating income	55,684	53,306	4.5%	164,204	156,671	4.8%

Net income	$38,658	$38,536	0.3%	$110,920	$108,675	2.1%

Diluted earnings per common share	$0.81	$0.79	2.5%	$2.30	$2.23	3.1%

Diluted weighted average common shares	47,725	48,836		48,183	48,773

Revenues

Revenues for the three months ended May 31, 2010 were $160.3 million, up 3.8% from $154.4 million for the same period a year ago. For the first nine months of fiscal 2010, revenues increased 1.3% to $472.8 million from $466.6 million in the prior year period. We delivered solid growth across all our key metrics over the past three months as we continue to build upon the increases we experienced in the second quarter. During the third quarter of fiscal 2010, our user count increased by 1,600, net new clients rose to 23 and annual subscriptions increased by $11.8 million. Our sales and consulting staff continued to sell our broad range of products across each geographic region. We have been focusing on promoting the new workstation, which we call the new FactSet, and upgrading existing clients to this more intuitive, easier to use platform. Upgrades to the new FactSet are occurring at a pace in-line with our internal goals. We have gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally, as new and existing clients continue to value our functionality and content.

Positive revenue drivers during the third quarter of fiscal 2010 included our real-time news and quotes capabilities with the new FactSet, clients continuing to license our advanced applications such as Portfolio Analysis (“PA”), the expanded deployment of our proprietary data across all geographies including incremental subscriptions to FactSet Fundamentals and Estimates, an annual price increase for our non-U.S. investment management clients and the continued development of new functionality within FactSet that improves our clients’ workflows.

On September 14, 2009, we released our newest financial software platform, the new FactSet, and have been introducing it to our clients and prospects. The new FactSet consolidates data and analytics, previously spread across multiple applications, into one comprehensive, intuitive interface improving both functionality and ease of use. We continue to receive positive feedback on our new user interface and believe that the new FactSet is deepening the engagement level of thousands of users as our broad range of content and functionality is readily accessible through the new user interface. Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Real-time users have increased every quarter since it was released in 2002. Deployment of real-time news and quotes has resulted in a 40% increase in user count over the last nine months in conjunction with the release of the new FactSet.

Our core applications continue to be in demand by our clients. During the third quarter of fiscal 2010, our PA suite continued to be a source of growth. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis portfolio publishing and returns based, style analysis. Since March 1, 2010, the number of PA users increased by 185, while the number of PA clients rose by 16. The rise in users of PA during the past three months was primarily from our largest investment management clients. As of May 31, 2010, PA 2.0 was deployed by 671 clients consisting of 5,979 users.

Our proprietary content remains a focus of our development and sales efforts and we are pleased by the growing returns from our investment in proprietary content. Expanded deployment of our proprietary data across all geographies continues to be a positive revenue driver in fiscal 2010. During the third quarter of fiscal 2010 we released FactSet Economics and many of our clients already are realizing the benefits of our new comprehensive data set which includes FactSet Fundamentals and FactSet Estimates. Our proprietary content sets have demonstrated their value to our clients and are in demand on our workstations. Clients recognize the value of our integrated content and applications as we make strides in differentiating our content and functionality in response to our clients’ needs. Since September 1, 2008, we have reduced our third party vendor payments related to fundamentals, estimates and economic data by $10.6 million due to clients switching to FactSet Fundamentals, FactSet Estimates and FactSet Economics from third party vendor databases.

Finally, we continue to invest in and develop new products that make our clients’ workflows easier and more efficient. During the third quarter of fiscal 2010, we released FactSearch, making it easier for our clients to locate equity and fixed income content and functionality within the breadth of services available to them on our platform. The FactSet workstation presents our clients with an enormous array of data and analytics. FactSearch is a simple, easy tool that helps them quickly search for and locate exactly what they want.

Partially offsetting the positive revenue drivers discussed above were continued client consolidations, firm failures and companies scaling back expenditures, emphasizing savings over spending. Despite the ongoing volatility in the global markets, we continue to focus our selling efforts and we believe we are beginning to see the results of some sales opportunities that first developed during the recent market downturn. Although the market is still stabilizing, revenues grew 3.8% year over year.

Revenues by Geographic Region

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2010	2009	Change	2010	2009	Change
U.S.	$108,593	$104,967	3.5%	$320,681	$318,025	0.8%
% of revenue	67.7%	68.0%		67.8%	68.2%
Europe	$40,694	$39,086	4.1%	$119,561	$117,510	1.7%
Asia Pacific	11,014	10,334	6.6%	32,583	31,026	5.0%

International	$51,708	$49,420	4.6%	$152,144	$148,536	2.4%
% of revenue	32.3%	32.0%		32.2%	31.8%
Consolidated	$160,301	$154,387	3.8%	$472,825	$466,561	1.3%

Three months ended May 31, 2010 (Quarter-to-date)

Revenues from our U.S. business increased 3.5% to $108.6 million during the three months ended May 31, 2010 compared to $105.0 million in the same period a year ago. International revenues in the third quarter of fiscal 2010 were $51.7 million, an increase of 4.6% from $49.4 million in the prior year period. The impact from foreign currency increased international revenues by $0.2 million year over year. European revenues advanced 4.1% to $40.7 million. Asia Pacific revenues grew to

$11.0 million, up 6.6% from the same period a year ago. Revenues from international operations accounted for 32% of our consolidated revenues in the third quarter of fiscal 2010, consistent with the year ago quarter. Our growth rates in each region reflect our real-time news and quotes capabilities included in the new FactSet, growth in PA and the expanded deployment of our proprietary data across all geographies. International growth rates were also positively impacted by our annual price increase for non-U.S. investment management clients in the third quarter of fiscal 2010, which increased annual subscriptions by $1.3 million.

Nine months ended May 31, 2010 (Year-to-date)

Revenues from our U.S. business increased 0.8% to $320.7 million during the nine months ended May 31, 2010 compared to $318.0 million in the same period a year ago. International revenues in fiscal 2010 were $152.1 million, an increase of 2.4% from $148.5 million in the prior year period. The impact from foreign currency increased international revenues by $0.7 million year over year. European revenues advanced 1.7% to $119.6 million. Asia Pacific revenues grew to $32.6 million, up 5.0% from the same period a year ago. Excluding the impact of foreign currency attributable to the change in the value of the Japanese Yen compared to the U.S. dollar, Asia Pacific revenue growth was 3.0% year over year. Revenues from international operations accounted for 32% of our consolidated revenues in fiscal 2010, consistent with fiscal 2009.

Annual Subscription Value (“ASV”)

ASV at any given point in time represents the forward-looking revenues for the next 12 months from all annual subscription services currently being supplied to clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At May 31, 2010, ASV was $646 million, up 5% from the year ago total. Excluding non-subscription revenues totaling $4.5 million at May 31, 2010, ASV increased $27 million over the last twelve months. ASV from international operations increased from $196 million at May 31, 2009 to $209.8 million at May 31, 2010, representing 32% of our Company-wide total.

ASV increased $11.8 million during the third quarter of fiscal 2010, which included a reduction in ASV of $0.5 million from foreign currency exchange. Excluding the $0.5 million impact from foreign currency, ASV increased $12.3 million organically since February 28, 2010 as we saw our clients begin to add new and incremental subscriptions to our services and content as they recognize the value of the FactSet workstation and service. Drivers of ASV growth over the past three months were existing clients continuing to order additional FactSet proprietary content, portfolio analytics, new users and an annual price increase for our non-U.S. investment management clients. Our sales personnel are well-versed in demonstrating to clients the savings and workflow efficiencies we can offer as compared to other choices in the marketplace. For the second consecutive quarter, our sell-side clients contributed to the growth in ASV, helping to increase users, ASV and the total number of clients. Approximately 82% of ASV at May 31, 2010 is derived from buy-side clients with the remainder from sell-side firms who perform M&A advisory work and equity research, consistent with the prior periods. Lastly, $1.3 million of the $12.3 million organic ASV growth during the past three months resulted from a price increase for our non-U.S. investment management clients.

Users and Clients

Both our user and client count increased during the third quarter of fiscal 2010. At May 31, 2010, there were 40,400 professionals using FactSet, an increase of 1,600 users from the beginning of the quarter. Client count was 2,075 at May 31, 2010, a net increase of 23 clients over the last three months. The combination of advanced FactSet applications including real-time news and quotes with a vast array of data supported by FactSet client service contributed to our client growth in fiscal 2010.

At May 31, 2010, annual client retention was greater than 95% of ASV, consistent with the same period a year ago. On a client basis, our annual retention rate improved to 89% of clients at May 31, 2010 as compared to 88% a year ago, reflecting a reduction in client turnover. Although we continue to see client consolidations and firm failures in the industry, we are experiencing the success of some longer term sales efforts as firms are more willing to commit to FactSet to replace other systems, demonstrating the value of our service to clients. As of May 31, 2010, our largest individual client accounted for less than 2% of total ASV. Subscriptions from our ten largest clients did not surpass 16% of total ASV as of May 31, 2010, consistent with May 31, 2009.

Operating Expenses

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2010	2009	Change	2010	2009	Change
Cost of services	$51,355	$50,847	1.0%	$152,632	$156,717	(2.6)%
Selling, general and administrative	53,262	50,234	6.0%	155,989	153,173	1.8%

Total operating expenses	$104,617	$101,081	3.5%	$308,621	$309,890	(0.4)%
Operating income	$55,684	$53,306	4.5%	$164,204	$156,671	4.8%
Operating Margin	34.7%	34.5%		34.7%	33.6%

Cost of Services

Three months ended May 31, 2010 (Quarter-to-date)

For the three months ended May 31, 2010, cost of services increased 1.0% to $51.4 million as compared to $50.8 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 32.0% during the third quarter of fiscal 2010, a decline of 90 basis points from a year ago. The decrease year over year was driven by lower levels of third party data costs and a reduction in data vendor royalty payments partially offset by higher employee compensation.

Data costs, expressed as a percentage of revenues, decreased 190 basis points for the three months ended May 31, 2010 compared to the same period in fiscal 2009. Lower external collection costs were the result of a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and the termination of a business process outsourcing (“BPO”) relationship in May 2009. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics.

An increase in employee compensation partially offset the overall decrease to cost of services expressed as a percentage of revenues during the third quarter of fiscal 2010 compared to the same period a year ago. Employee compensation, expressed as a percentage of revenues, increased 90 basis points during the three months ended May 31, 2010 due to expanding the number of employees in our offshore proprietary content collection operations and increased variable compensation. Over the last 12 months, we have increased our content collection headcount by over 1,000 employees, primarily at our offshore facilities in India and the Philippines. At May 31, 2010, approximately 51% of our employees were involved with content collection, as compared to 32% at May 31, 2009.

Nine months ended May 31, 2010 (Year-to-date)

For the nine months ended May 31, 2010, cost of services decreased 2.6% to $152.6 million as compared to $156.7 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 32.3% during fiscal 2010, a decline of 130 basis points from fiscal 2009. The decrease year over year was driven by lower data costs partially offset by higher employee compensation.

Data costs, expressed as a percentage of revenues, decreased 250 basis points for the nine months ended May 31, 2010 compared to the same period in fiscal 2009 due to the termination of the BPO relationship in May 2009, a reduction in data amortization expense associated with the transition services agreement and lower variable fees payable to data vendors based on deployment of their content over the FactSet platform.

Employee compensation partially offset the overall decrease to cost of services for the nine months ended May 31, 2010 compared to the same period in fiscal 2009. Employee compensation, expressed as a percentage of revenues, increased 120 basis points during fiscal 2010 due to the increased number of employees in our offshore content collection operations and higher variable compensation. Since June 1, 2009, we have increased our content collection headcount by over 1,000 employees, primarily at our offshore facilities in India and the Philippines.

Selling, General and Administrative

Three months ended May 31, 2010 (Quarter-to-date)

For the three months ended May 31, 2010, selling, general, and administrative (“SG&A”) expenses increased 6.0% to $53.3 million from $50.2 million in the third quarter of fiscal 2009. SG&A expenses, expressed as a percentage of revenues, rose 70 basis points to 33.2% during the third quarter of fiscal 2010 from 32.5% a year ago. The increase was driven by a rise in travel and entertainment (“T&E”) expenses, marketing costs and professional fees partially offset by foreign currency hedging losses in the prior year.

T&E expenses, expressed as a percentage of revenues, increased 70 basis points for the three months ended May 31, 2010, compared to the same period in fiscal 2009 primarily due to more client visits and an increase in U.S. traveling overseas. During the past 12 months, travel has increased to enable us to manage our Hyderabad and Manila operations, as we continue to rapidly expand our proprietary content collection. Total T&E costs related to air travel and hotel stays by U.S. employees rose by 28% year over year as a result of a 30% increase in international airline ticketing fees. Marketing expenses, expressed as a percentage of revenues, increased 30 basis points compared to the year ago quarter as we have increased the number of advertising campaigns to market the new FactSet, especially in London, New York, Chicago and Canada. Professional fees, expressed as a percentage of revenues, advanced 20 basis points due to incremental expenses incurred associated with acquisition of Market Metrics.

Partially offsetting the increase in SG&A expenses were foreign currency hedging losses included in the prior year as compared to the current year. A loss on derivatives of $1.3 million was recorded in SG&A in the year ago period as compared to a loss of $0.2 million in the current quarter. Since the date the forward contracts were entered into, the U.S. dollar has strengthened against both the Euro and British Pound Sterling. As a result of these contracts to hedge our Euro and British Pound Sterling currency risk, we recorded a loss on derivatives of $0.2 million in SG&A during the third quarter of fiscal 2010.

Nine months ended May 31, 2010 (Year-to-date)

For the nine months ended May 31, 2010, SG&A expenses increased 1.8% to $156.0 million from $153.2 million in the same period a year ago. SG&A expenses expressed as a percentage of revenues advanced 20 basis points to 33.0% during fiscal 2010 from 32.8% a year ago. The increase was driven by increased compensation expense, a rise in occupancy costs, including the amortization and depreciation of furniture, fixtures and leasehold improvements and higher marketing expenses partially offset by foreign currency hedging losses realized in the prior year.

Employee compensation, expressed as a percentage of revenues, increased 60 basis points during fiscal 2010 due to expanding the number of employees and higher variable compensation. As of May 31, 2010, the Company employed 3,631 employees, an increase of 1,081 employees over the past 12 months. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, increased 75 basis points in fiscal 2010 compared to fiscal 2009 due to office expansions in Boston, New York, Hyderabad, Tokyo, Manila and Hong Kong over the past 12 months. Marketing costs increased 25 basis points as we have increased the number of advertising campaigns to market the new FactSet since September 2009.

Partially offsetting the increase in SG&A in fiscal 2010 as compared to fiscal 2009 were hedging losses in the prior year from foreign currency forward contracts entered into in the beginning of the 2009 calendar year to hedge our Euro and British Pound Sterling currency risk. As a result of these hedges, we recorded a loss on derivatives of $5.7 million in SG&A during fiscal 2009 as compared to a gain on derivatives of $1.3 million in the current fiscal year.

Operating Income and Operating Margin

Three months ended May 31, 2010 (Quarter-to-date)

Operating income advanced 4.5% to $55.7 million for the three months ended May 31, 2010 compared to the prior year period. Our operating margin during the third quarter of fiscal 2010 was 34.7%, up 20 basis points from 34.5% a year ago primarily due to lower data costs and favorable currency rates partially offset by higher compensation expense and a rise in T&E and occupancy costs. The U.S. dollar strengthened over the last twelve months, reducing our expense base. Since 97% of our ASV is billed in U.S. dollars, this improved operating income by $0.9 million and our operating margin 50 basis points for the three months ended May 31, 2010.

Nine months ended May 31, 2010 (Year-to-date)

Operating income increased 4.8% to $164.2 million for the nine months ended May 31, 2010 as compared to the prior year. Our operating margin during fiscal 2010 was 34.7%, up 110 basis points from 33.6% a year ago primarily due to favorable currency rates, lower data costs and foreign currency losses from hedging activities recognized in fiscal 2009 partially offset by higher compensation and a rise in T&E and occupancy costs. Favorable currency rates including gains from foreign currency forward contracts improved operating income by $3.7 million and our operating margin by 70 basis points for the nine months ended May 31, 2010. Employee compensation increased during fiscal 2010 due to the higher number of employees in content collection and T&E rose from more client visits and to support our offshore operations.

Operating Income by Segment

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2010	2009	Change	2010	2009	Change
U.S.	$33,553	$32,240	4.1%	$100,221	$96,327	4.0%
Europe	20,271	16,303	24.3%	56,260	43,565	29.1%
Asia Pacific	1,860	4,763	(60.9)%	7,723	16,779	(54.0)%

Consolidated	$55,684	$53,306		$164,204	$156,671

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

Operating income from our U.S. business increased 4.1% to $33.6 million during the three months ended May 31, 2010 compared to $32.2 million in the same period a year ago. For the nine months ended May 31, 2010, U.S. operating income advanced 4.0% to $100.2 million compared to $96.3 million in the year ago period. The increase in operating income from our U.S. business was primarily due to $3.6 million of incremental revenues and lower variable data fees. The increase in U.S. revenues was driven by additional subscriptions to our real-time news and quotes capabilities included in the new FactSet, the U.S. investment management price increase implemented in January 2010, which increased ASV from U.S. operations by $7.7 million year over year, clients continuing to license our PA application and expanded deployment of our proprietary data. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics.

European operating income increased 24.3% to $20.3 million during the three months ended May 31, 2010 compared to $16.3 million in the same period a year ago. For the nine months ended May 31, 2010, operating income in our European segment advanced 29.1% to $56.3 million compared to $43.6 million in the year ago period. The increase in European operating income is due to a $1.6 million increase in revenues, favorable currency exchange rates, foreign currency losses from hedging activities recognized in fiscal 2009, lower variable fees payable to data vendors, a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and the termination of a BPO relationship in May 2009. As disclosed earlier, a loss of $0.2 million was recorded in the third quarter of fiscal 2010 from foreign currency hedging activities as compared to a loss of $1.3 million in the same period a year ago. In addition, the strengthening of the U.S. dollar against the British Pound Sterling and Euro year over year resulted in a reduction of expenses by $1.3 million within the European segment. Excluding the hedging loss of $0.2 million in fiscal 2010, the hedging loss of $1.3 million in the year ago period and the reduction in the expense base of $1.3 million from favorable currency rates, operating income in our European segment increased 9% for the three months ended May 31, 2010 as compared to the three months ended May 31, 2009.

Asia Pacific operating income decreased 60.9% to $1.9 million during the three months ended May 31, 2010 compared to $4.8 million in the same period a year ago. For the nine months ended May 31, 2010, operating income in our Asia Pacific segment declined 54.0% to $7.7 million compared to $16.8 million in the year ago period. The decrease in Asia Pacific operating income is primarily driven by the offshore expansion of our proprietary content operations in India and the Philippines as well as increased occupancy costs for our office expansions in Japan, India and the Philippines, partially offset by a 7% increase in revenues and favorable currency rates that increased revenues expressed in U.S. dollars. The strengthening of the Japanese Yen compared to the U.S. dollar increased Asia Pacific revenues by $0.6 million during the nine months of fiscal 2010 as compared to the same period a year ago. Employee compensation increased year over year due to expanding the number of employees in our offshore proprietary content collection operations. Over the last 12 months, we have increased our content collection headcount by over 1,000 employees at our offshore facilities in India and the Philippines. At May 31, 2010, approximately 51% of our employees are involved with content collection, as compared to 32% at May 31, 2009.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2010	2009	Change	2010	2009	Change
Other income	$86	$181	(52.5)%	$475	$996	(52.3)%
Provision for income taxes	$17,112	$14,951	14.5%	$53,759	$48,992	9.7%
Net income	$38,658	$38,536	0.3%	$110,920	$108,675	2.1%
Diluted earnings per common share	$0.81	$0.79	2.5%	$2.30	$2.23	3.1%
Effective tax rate	30.7%	28.0%		32.6%	31.1%

Other Income

During the three months ended May 31, 2010, other income decreased by $0.1 million, year over year. Other income declined $0.5 million or 52% during the first nine months of fiscal 2010 as compared to the same period a year ago. The decline in other income was a result of lower interest rates over the last twelve months. Our average annualized return on cash and cash equivalents was 18 basis points during the third quarter of fiscal 2010 as compared to 40 basis points in the same period a year ago. At no time during fiscal 2010 and 2009 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended May 31, 2010, the provision for income taxes increased to $17.1 million from $15.0 million in the comparable prior year period. For the first nine months of fiscal 2010, the provision for income taxes increased to $53.8 million from $49.0 million in the same period a year ago. The effective tax rate for the third quarter of fiscal 2010 was 30.7% as compared to 28.0% a year ago. Our projected annual effective tax rate before discrete items for fiscal 2010 is 33.5%. During the third quarter of fiscal 2010, we recorded income tax benefits of $1.6 million associated with the finalization of our fiscal 2009 tax return and adjustments to certain reserves to reflect the lapse of statute of limitations, which resulted in an actual effective tax rate for the third quarter of 30.7%. The fiscal 2010 effective tax rate appropriately reflects the U.S. Federal R&D credit only for the first four months of our 2010 fiscal year as the R&D credit expired on December 31, 2009. Our effective tax rate is based on current enacted tax laws and as such, reflects the R&D tax credit only for the first four months of fiscal 2010. The expiration of the R&D tax credit on December 31, 2009 resulted in a 100 basis point increase in our fiscal 2010 effective tax rate. If Congress reconciles the legislation and reinstates the R&D tax credit, our annual diluted earnings per share will increase by $0.04 for the full year or $0.01 per quarter.

Our projected annual effective tax rate before discrete items for fiscal 2009 was 33.6%. During the third quarter of fiscal 2009, we recorded income tax benefits of $3.0 million associated with the finalization of our fiscal 2008 tax return, recognition of a tax credit for repatriating foreign earnings to the U.S. and adjustments to certain reserves to reflect the lapse of statute of limitations, which resulted in an actual effective tax rate for the third quarter of 28.0%.

Net Income and Earnings per Share

Net income rose 0.3% to $38.7 million and diluted earnings per share increased 2.5% to $0.81 for the three months ended May 31, 2010. During the first nine months of fiscal 2010, net income rose 2.1% to $110.9 million and diluted earnings per share increased 3.1% to $2.30 as compared to the same period a year ago. Included in the third quarter of fiscal 2010 were income tax benefits of $0.03 per diluted share as we finalized our U.S. tax return for 2009 and adjusted certain reserves to reflect the lapse of statute of limitations. In the third quarter of last year, diluted earnings per share included income tax benefits of $0.06 per share primarily from repatriating foreign earnings to the U.S. and finalizing prior year tax returns. Excluding the income tax benefits of $0.03 per diluted share in fiscal 2010 and $0.06 per diluted share in fiscal 2009, our diluted earnings per share grew 7% to $0.78 from $0.73 in the year ago third quarter.

Foreign Currency

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains and losses that arise from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included in determining net income for the period in which exchange rates change.

As depicted in the chart below, our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $117 million, which translates into a net foreign currency exposure of $102 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
British Pound Sterling	$1,150	$42,337	$(41,187)
Euro	182	33,391	(33,209)
Japanese Yen	13,588	10,034	3,554
Other	—	31,126	(31,126)

Total	$14,920	$116,888	$(101,968)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 63% of our employees are located. Foreign currency movements had the following effects in the third quarter of fiscal 2010 when holding currencies constant from the third quarter of fiscal 2009:

•	Increased revenues by $0.2 million.

•	Decreased operating expenses by $0.7 million (includes hedging activities).

•	Increased operating income by $0.9 million and operating margins by 50 basis points.

•	Increased diluted earnings per share by $0.01.

Foreign currency movements had the following effects in the first nine months of fiscal 2010 when holding currencies constant from the year ago period:

•	Increased revenues by $0.7 million.

•	Decreased operating expenses by $3.0 million (includes hedging activities).

•	Increased operating income by $3.7 million and operating margins by 70 basis points.

•	Increased diluted earnings per share by $0.05.

To reduce variability in operating expenses denominated in British Pound Sterling and Euro from foreign currency fluctuations, we entered into foreign currency forward contracts with maturities of up to eighteen months during the third quarter of fiscal 2010. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential ineffectiveness of the hedge. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

We entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011.

The following is a summary of all hedging positions held as of May 31, 2010 (in thousands):

	Q4’2010	Q1’2011	Q2’2011	Q3’2011	Q4’2011	Q1’2012
Euro
Notional amount	€6,500,000	€6,500,000	€6,500,000	€6,500,000	€6,500,000	€6,500,000
% of Net foreign currency exposure hedged	95%	95%	95%	95%	95%	95%
Average forward contract rate	1.366	1.366	1.281	1.282	1.294	1.296

British Pound Sterling
Notional amount	£7,020,000	£7,020,000	£7,020,000	£7,020,000
% of Net foreign currency exposure hedged	95%	95%	95%	95%
Average forward contract rate	1.498	1.498	1.486	1.486

At May 31, 2010, the notional principal and fair value (liability) of foreign exchange contracts to purchase Euros with U.S. dollars were €39.0 million and ($3.0) million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £28.1 million and ($1.2) million, respectively, at May 31, 2010. A loss on derivatives for the three months ended May 31, 2010 of $0.2 million was recorded into operating income as compared to a loss of $1.3 million in the year ago quarter. For the first nine months of fiscal 2010, a gain on derivatives of $1.3 million was recorded into operating income as compared to a loss of $5.7 million in the same period a year ago. At May 31, 2010, the Company’s cash flow hedges reported as a component of AOCI was ($2.7) million, net of tax, which is expected to be reclassified from accumulated other comprehensive loss to expenses within the next 18 months. At August 31, 2009, the Company’s cash flow hedges reported as a component of AOCI was $0.9 million, net of tax.

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

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

For the nine months ended May 31,	2010	2009
Net cash provided by operating activities	$140,829	$142,429
Capital expenditures (1)	(13,676)	(18,963)

Free cash flow (2)	$127,153	$123,466

Net cash (used in) provided by investing activities	$(13,676)	$6,297
Net cash used in financing activities	$(112,152)	$(74,008)

Net increase in cash and cash equivalents	$8,393	$73,125
Cash and cash equivalents at end of period (May 31st)	$224,713	$191,111

(1)	Included in net cash used in investing activities during each fiscal year reported above.
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

Cash and cash equivalents aggregated to $224.7 million or 37% of our total assets at May 31, 2010, compared with $191.1 million or 31% of our total assets at May 31, 2009 and $216.3 million at August 31, 2009 or 34% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $8.4 million since August 31, 2009 as a result of cash provided by operations of $141 million, $47 million from the exercise of employee stock options and $22 million of tax benefits from share-based payment arrangements partially offset by cash outflows of $153 million related to stock repurchases, dividend payments of $28 million, capital expenditures of $14 million and $7 million from the effect of exchange rate changes on our foreign cash balances.

During the last twelve months, free cash flow rose 22% to $187 million and exceeded net income by 27%. Excluding working capital changes of $34 million and tax benefits from stock option exercises of $18 million, free cash flow rose $16 million or 12% year over year. Free cash flow in the third quarter of fiscal 2010 rose 4% to $66.1 million compared to $63.8 million in the year ago period. Drivers of free cash flow during the third quarter of fiscal 2010 were positive working capital changes and tax benefits from stock option exercises.

The improvement in working capital of $24 million during the third quarter of fiscal 2010 resulted primarily from a $10 million or 14% decrease in accounts receivable and stock options exercised over the past three months. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter. During the second quarter of fiscal 2010, we issued invoices for services to be provided over the next twelve months that aggregated to approximately $11 million. Since March 1, 2010, our accounts receivable balance has decreased $10 million to $58.5 million. At May 31, 2010, our days sales outstanding (“DSO”) was 33 days, down 21% from 42 days a year ago and down 11% from 37 days at August 31, 2009.

Capital Resources

Capital Expenditures

Capital expenditures were $4.6 million for the quarter ended May 31, 2010, up from $3.2 million in the same period a year ago. Approximately $3.8 million or 80% of capital expenditures were for computer equipment and the remainder for office expansions. In the third quarter of fiscal 2010 we purchased four additional Hewlett Packard Integrity mainframe machines to increase the processing speed of our data centers in addition to buying laptop computers and peripherals for our growing employee base. Approximately $0.8 million of capital expenditures incurred over the past three months was to build-out office space in our Hyderabad and Manila office locations.

During the first nine months of fiscal 2010 capital expenditures, net of landlord contributions for construction, were $13.2 million, which included adding four Hewlett Packard Integrity mainframe machines to our data centers and the build-out of new office space in our Hyderabad, Philippines and Hong Kong locations. We continue to expand aggressively to house and grow our proprietary content operations and other functions that can be run efficiently in remote office locations. Capital spending levels decreased $3.1 million in the first nine months of fiscal 2010 compared to the same period a year ago due to the fiscal 2009 build-out of new office space in Boston, London, Norwalk and Chicago and improvements in hardware utilization. Enhanced hardware utilization was a result of efficiencies realized from updates to our data storage policy and streamlining batch processing jobs.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

We maintain our three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of May 31, 2010. We are obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of May 31, 2010 and August 31, 2009, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of May 31, 2010 and August 31, 2009.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. During the three and nine months ended May 31, 2010, there were no significant changes to our contractual obligations as of August 31, 2009. We currently have no significant capital commitments other than commitments under our operating leases, which decreased 9% from $152.5 million at August 31, 2009 to $138.5 million at May 31, 2010.

Share Repurchases

On June 14, 2010, our Board of Directors approved an expansion of the existing share repurchase program by an additional $150 million. During the first nine months of fiscal 2010, we repurchased 2,242,604 shares for $153 million under the program. Including the expansion, $198 million remains authorized for future share repurchases as of May 31, 2010. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

Dividends

On May 14, 2010, our Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with our dividend payment in June 2010 of $0.23 per share, or $0.92 per share per annum. The cash dividend of $10.7 million was paid on June 15, 2010, to common stockholders of record on May 28, 2010. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving equity, foreign currency and interest rate fluctuations. Despite recent market improvements, since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) have experienced increased levels of volatility.

Approximately 82% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	A prolonged decline in the equity returns impacting the buying power of our investment management clients

•	Continued turmoil, consolidation, and business failures in the global investment banking industry may cause us to lose additional clients and users

•	A global market crisis, related economic recession and low employment figures may affect our revenues and liquidity

•	Increased competition in our industry that may cause price reductions or loss of market share

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	The protection and privacy of our client data

•	A prolonged or recurring outage at one of our data centers may result in reduced service and the loss of clients

•	Malicious, ignorant or illegal employee acts regarding insider information

•	Man-made problems such as computer viruses or terrorism may disrupt our operations

•	Our ability to integrate newly acquired companies

•	The negotiation of contract terms supporting new and existing databases or products

•	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

•	Third parties may claim infringement of their intellectual property rights

•	Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that the Company regards as proprietary

•	Our ability to hire and retain key qualified personnel

•	Resolution of ongoing and other probable audits by tax authorities

•	Adverse resolution of litigation or governmental investigations may harm our operating results

•	Changes in accounting may affect our reported earnings and operating income

•	Internal controls may be ineffective

Acquisition of Market Metrics

On June 1, 2010, we acquired Market Metrics. Formed in 1996 and headquartered in Quincy, Massachusetts, Market Metrics is the leading market research firm in the U.S. focused on advisor-sold investments and insurance products. Each year Market Metrics conducts more than 20,000 in-depth surveys of financial advisors, brokers, research analysts and gatekeepers. Leveraging this unique body of data, Market Metrics helps senior managers to understand better their competitive strengths and weaknesses, and how they can improve their relationships with customers and increase market share. As of June 1, 2010, Market Metrics had annual subscriptions of $16 million and was supported by 25 employees.

Business Outlook

The following forward-looking statements reflect our expectations as of June 15, 2010. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2010 Expectations

•	Revenues are expected to range between $165 million and $169 million. This guidance includes $4 million in revenues from the acquisition of Market Metrics on June 1, 2010.

•	EPS should range between $0.78 and $0.80 per diluted share. Both ends of this range include a $0.01 reduction to reflect the lapse of the U.S. Federal R&D tax credit effective December 31, 2009.

Full Year Fiscal 2010

•	The 2010 guidance for capital expenditures, net of landlord contributions, is between $16 million to $22 million.

Financial Risk Management

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We are exposed to market risk from changes in foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to foreign currency exchange risk through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. We only enter into foreign currency forward contracts to manage foreign currency exposures. Our primary foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen, Indian Rupee and Philippines Peso. The fair market values of all our derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $117 million, which translates into a net foreign currency exposure of $102 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of our cash and cash equivalents at May 31, 2010 was $225 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen and Indian Rupee. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $117 million, which translates into a net foreign currency exposure of $102 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During the third quarter of fiscal 2010 we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

The following is a summary of all hedging positions held as of May 31, 2010 (in thousands):

	Q4’2010	Q1’2011	Q2’2011	Q3’2011	Q4’2011	Q1’2012
Euro
Notional amount	€6,500,000	€6,500,000	€6,500,000	€6,500,000	€6,500,000	€6,500,000
% of Net foreign currency exposure hedged	95%	95%	95%	95%	95%	95%
Average forward contract rate	1.366	1.366	1.281	1.282	1.294	1.296

British Pound Sterling
Notional amount	£7,020,000	£7,020,000	£7,020,000	£7,020,000
% of Net foreign currency exposure hedged	95%	95%	95%	95%
Average forward contract rate	1.498	1.498	1.486	1.486

At May 31, 2010, the notional principal and fair value (liability) of foreign exchange contracts to purchase Euros with U.S. dollars were €39.0 million and ($3.0) million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £28.1 million and ($1.2) million, respectively, at May 31, 2010. At May 31, 2010, the Company’s cash flow hedges reported as a component of AOCI was ($2.7) million, net of tax, which is expected to be reclassified from accumulated other comprehensive loss to expenses within the next 18 months.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2010. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased $4.4 million, which would have had an immaterial impact on our results. Such a change in fair value of our financial instruments would be substantially offset by reductions in our Euro and British Pound Sterling expense base. Had we not had any hedges in place as of May 31, 2010, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2010 would result in a decrease in operating income by $8.8 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2010 would increase the fair value of total assets by $18.5 million and equity by $15.2 million.

Interest Rate Risk

The fair market value of our cash and cash equivalents at May 31, 2010 was $225 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)

March 2010	30,100	$72.63	30,100	$92,430

April 2010	389,493	$75.39	389,493	63,066

May 2010 (1)	201,554	$73.54	201,554	48,243

	621,147	$74.66	621,147	$48,243

(1)	On June 14, 2010, the Company’s Board of Directors approved a $150 million expansion to the existing share repurchase program. At that time, the Company had $48 million remaining under the program. Including the $150 million expansion, $198 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 9, 2010	/s/ MAURIZIO NICOLELLI
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