Form 10-K
period 2010-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2010-10-29
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 26, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $2,831,412,689.

The number of shares outstanding of the registrant’s common stock, as of October 18, 2010, was 46,363,733.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 29, 2010, for the Fiscal 2010 Annual Meeting of Stockholders to be held on December 14, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2010

Part I

ITEM 1.	BUSINESS

Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a leading provider of global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. By integrating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

FactSet combines hundreds of data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of the Company’s applications. With Microsoft Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services, databases and financial applications. FactSet generates approximately 82% of its revenues from investment management clients, while the remaining revenue comes from investment banking firms who perform M&A advisory work and equity research.

Fiscal 2010 was the Company’s 32nd year of operation, its 32nd consecutive year of revenue growth and its 15th consecutive year of positive earnings growth as a public company.

Focus

FactSet focuses on providing timely and accurate global financial data and premium client service. The Company provides accurate financial information and superior software solutions that empower the global investment professional to transform information into intelligence. With FactSet, users are able to gain powerful analytics tailored to their workflow, the broadest scope of data available and access to industry-leading client service. From first login, FactSet showcases reports and charts relevant to job function, which can be customized to support a user’s specific process. The Company consolidates all of the tools a professional would need to monitor global markets, public and private companies, and equity and fixed income portfolios in a single, intuitive interface. FactSet fits seamlessly into the workflow as it is designed for the global investment professional.

The Company’s service-oriented culture is one reason many of the world’s top financial firms deploy its services. FactSet offers and delivers on a premium suite of applications and fully integrated content. Its service offerings include access to well-trained, professional and motivated FactSet employees around the clock. This team includes hundreds of employees dedicated to front-line support – answering phone calls, building spreadsheet models and visiting clients, as well as its product development and support teams. Acting as an extension of its clients’ staff is a core value that has allowed FactSet to prosper over the years.

The FactSet Business Model

FactSet enhances the productivity of the global investments professional by providing superior workflow solutions. For over 30 years, the Company’s solutions have been built on creative use of technology and an unwavering dedication to client service. FactSet allows a user to access data anywhere, anytime – in real time. A global investment professional is able to keep track of thousands of global financial databases, get custom feeds or integrate their own data into FactSet’s solution that goes beyond the basics. The new FactSet provides clients with access to their data whenever and wherever they need it – including on virtually any mobile device.

•	Standard features including analytics, content, screening, customization and Microsoft Office integration that can be accessed just about everywhere via FactSet Connect and FactSet Wireless.

•	FactSet is a flexible, all-in-one system designed to help clients work efficiently and effectively.

FactSet’s technology and solutions provide powerful analytical tools for actionable insight that allows a user to monitor global market, portfolio, and company performance with real-time and historical analysis. Other features include the ability to chart intraday contribution on your holdings and manipulate, audit, and export data. No other software platform offers this much control and is supported by hundreds of knowledgeable and dedicated consultants. A team of specialists are always available to help a client streamline its processes. In fiscal 2010, FactSet further integrated its own proprietary content into its product offerings, which allows the Company to enhance data in valuable and new ways. Quality controls are continuously performed over proprietary data to enhance data accuracy.

Personalized FactSet workspaces are designed for investment managers, global investment bankers and more, and include the following standard features and solutions:

Solutions for Investment Managers

FactSet addresses the challenges unique to investment managers in one integrated platform. With FactSet, a user gains a sophisticated solution customized with the exact data and analytics they need to support their firm’s workflow while reducing training, technology, content, and deployment costs. FactSet is tightly integrated to make research efforts seamless. The comprehensive FactSet platform enables investment managers to manipulate data to an unprecedented degree and to present data in an infinite variety of formats, including customized reports and charts. With FactSet, clients around the globe are able to meet virtually all of their research needs with just a few mouse clicks. The following are some of the key solutions offered to the buy-side professionals through the FactSet platform:

•	Equity Analysis – Research tens of thousands of public and private companies worldwide, with reports that take the user beyond everyday analysis.

•	Markets and Economics – Stay on top of global economic events and analyze market, sector, and fundamental series.

•	Portfolio Analysis – Applications for portfolio attribution, risk management and quantitative analysis.

•	Quant and Risk Analysis – Understand elements of risk in your portfolio with FactSet’s Total Risk solution. Build quant models and calculate risk.

•	Fixed Income Analysis – Analyze the nuances of the entire debt-driven market.

•	Stay Connected and Current – View event transcripts and corporate event calendars.

•	Research – Perform research with real-time data and analyze companies, benchmarks, debt instruments, and economic series.

•	Data Integration – Integrate your own data, such as portfolio holdings and research notes.

•	Charting – Create sophisticated reports and presentations.

Solutions for Global Banking & Brokerage Professionals

FactSet enables investment banking professionals to gain in-depth company and industry insight with its integrated data and powerful analytical solutions designed specifically for a banker’s workflow. From the beginning of research strategy to the end of the pitch, an investment banking professional will have access to the tools and information they need to identify new opportunities and track the companies and industries that are important to them and their clients. The comprehensive FactSet platform enables investment bankers to manipulate data and to present data in a multitude of formats, including customized reports and charts. With FactSet, clients around the globe are able to meet virtually all of their research needs. The following are some of the key solutions offered to the sell-side professionals through the FactSet platform:

•	Models and Presentations – Combines the latest market data with numbers, all in firm standard formats and branding, to quickly create flexible models and presentations.

•

Company Analytics – Monitors the global public and private companies, industries, and events that make an impact on market performance. Tracks real-time global markets and obtains the latest headlines.

•	Deal Analytics – Gains insight into the global deal market with a suite of deal intelligence tools designed to meet complex M&A and corporate governance research needs.

•	Idea Screening – Researches on public and private companies to target clients, partners, investors and buyers and searches deals and IPOs of interest.

•	People Intelligence – Searches leads by connecting to others by business, charitable interests, education and other non-corporate relationships.

•	Accountability – Audits global financials to their underlying SEC filings and annual reports.

•	Corporate Governance – Stays current on hot topics surrounding corporate governance matters.

•	Wireless Connectivity – Accesses key reports via wireless handheld devices.

Other FactSet Solutions for the Global Professional

As stated earlier, FactSet is a flexible, all-in-one system designed to help clients work efficiently and effectively. Not only is the new FactSet designed to enhance the workflows of investment managers and bankers, but it is also able to be customized to meet the needs of many more professionals involved in hedge funds, private equity, sell-side research, equity sales, trading, consulting, investor relations, law firms and academic institutions.

Hedge Funds – FactSet provides solutions for analyzing alternative investment strategies in the industry. The new FactSet offers hedge fund managers a solution for their investment process, including a variety of ways to pursue absolute return, capture alpha, manage risk, generate innovative investment ideas and conduct in-depth quantitative analysis. A hedge fund professional can leverage the Company’s integrated data with superior functionality needed for robust alternative investment analysis, including long/short positions, equity options and futures.

Private Equity and Venture Capital – The Company provides screening technology and links between funds and their portfolio companies to help the user uncover new investment opportunities, with everything from high-level company snapshot reports to tools that create presentation and deal-ready books.

Sell-Side Research – FactSet offers a straight path from the research provider to the buy-side firm so a user can have total control over their ideas. From tracking the latest market activity to building customized models to present findings, FactSet provides a complete set of tools needed to streamline every aspect of the sell-side research process.

Equity Sales – Clients can stay current with breaking news and trends, proactively monitor the markets, consolidate company and industry research, and manage and strengthen client relationships. They can combine client proprietary research data, such as price targets and recommendations, with real-time data and market data in a variety of displays. Clients use FactSet to prioritize and target morning calls to get relevant market news with FactSet Ownership. A user can monitor historic and upcoming economic and corporate events, and streamline client meetings through FactSet’s event tools.

Trading and Managing Market Data – Clients can view market data quotes, news, and analytics alongside portfolios to inform portfolio managers of the ramifications of volatility on stock selection and alpha. FactSet improves communication, so a user can more effectively convey information to portfolio managers and increase value to the investment process.

Consultants and Advisors – FactSet’s integrated analytics platform gives power to the user to understand their clients, leverage relationships and generate investment ideas. An advisor is able to combine the latest market data with their numbers, all in firm standard formats and branding, to quickly create flexible models and presentations. A user is able to identify opportunities and target potential customers and investors with powerful screening tools.

Investor Relations and Corporate Strategy – With FactSet, investor relations, corporate strategy and treasury teams gain the analytics to research comparable companies, manage business development and M&A, make and map connections, access raw and edited transcripts and listen to call audio from company meetings. FactSet is integrated with Corporate Intelligence which provides access to a full suite of tools for screening on institutions and investors, mapping connections among people, and analyzing institutional purchases and stock sales. Clients can gain visibility into current and potential investors with global share ownership information for institutions, mutual funds and insiders/stakeholders.

Legal, Accounting, Management Consulting and Other Professionals – Professionals rely on FactSet to deliver accurate, fast updates so they can monitor companies, analyze transactions, and advise clients. They use Merger data to analyze agreements, view trends in how public companies are implementing corporate governance measures and track which companies have a large number of activist holders and monitor the severity of activism with SharkWatch.

Academia – Professors and Students – FactSet’s Academic Package provides professors and MBA students access to the same tools used by global investment professionals to monitor global markets, public and private companies, equities and fixed income assets in a single interface. In addition, the new FactSet provides online tutorials on financial statement analysis, corporate valuation, economic and global market analysis and understanding fixed income securities.

Key Accomplishments and Growth Initiatives achieved in fiscal 2010

Over the past three decades, there has been significant change and evolution at FactSet. The following key accomplishments and growth initiatives achieved in fiscal 2010 enabled FactSet to deliver high levels of profitability to its stockholders as finance professionals continued to rely on the Company to deliver financial data and software solutions to drive investment decisions.

Release of the New FactSet Platform

On September 14, 2009, FactSet announced the release of its newest financial software platform. The new platform is designed for the global investment professional and consolidates data and analytics, previously spread across multiple applications, onto one comprehensive, intuitive interface. The new FactSet is faster, more intuitive, easier to customize and offers tools to analyze companies, view market data in real time, generate investment ideas and manage portfolios. The platform can be easily customized to support a specific user’s workflow. New features include the ability to share workspaces with colleagues for improved collaboration and type ahead technology that helps users find securities more quickly. The platform also provides access to a range of data, including prices, financials, earnings estimates, economic data, ownership, M&A, research reports, and news. Visually, the new FactSet platform has been redesigned from top to bottom with a sleek, modern look.

Upon release in September 2009, FactSet initiated a global, company-wide effort to upgrade its client-base of more than 40,000 users to the new platform. During fiscal 2010, the Company saw substantial progress toward upgrading the majority of its clients. An upgrade to the new FactSet provided users with improved features and functionality within virtually every report and chart on FactSet as well as aided our sales teams in new client growth. The new platform was one of the primary drivers behind adding over 5,500 users and 65 clients in the last 12 months. Client usage rate continues to be strong, providing evidence that the new FactSet platform is delivering value.

Enhancements to the FactSet Product Offering and related Applications

The FactSet workstation is designed to provide solutions to the investment professional to enhance productivity through powerful analytics and an intuitive interface.

During fiscal 2010, FactSet had the following key product and application enhancements:

Real-time News and Quotes

•

Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for the Company. Real-time users have increased every quarter since it was released in 2002.

•

The latest version of the Company’s real-time news and quotes application was released in fiscal 2010 and provides information from more than 100 exchanges and news sources. All new clients receive news and quotes as part of the standard workstation feature set, making the basic FactSet service even more valuable.

•

Unique within the industry, FactSet’s news and quotes offers the ability to access real-time information integrated with in-depth historical analysis tools on the same technology platform. The combined FactSet desktop also provides clients the ability to share client portfolio holdings automatically.

•

Deployment of real-time news and quotes has resulted in a significant increase in user count over the last 12 months in conjunction with the release of the new FactSet. The use of the Company’s real-time offering on a daily basis is indicative of increasing overall engagement level from existing users. The fact that real-time users increased during the recent global economic downturn also leads FactSet to believe the market place recognizes a compelling value proposition of the Company’s real-time offering.

Portfolio Analytics Product Suite

•

FactSet continues to enhance its portfolio analysis application to enable users to analyze fixed income portfolios. Portfolio Analysis and the Company’s suite of quantitative applications continue to make FactSet a market leader for its investment management clients. In the fourth quarter of fiscal 2010, we expanded our suite of risk management and quantitative products to include Axioma models and added a collection of corporate bond terms and conditions to supplement third party bond databases.

•

This suite is comprehensive and includes the applications for portfolio attribution, risk management and quantitative analysis. Portfolio Analysis continued to be the cornerstone of the offering to investment management clients and represents the largest revenue contributing component of the suite.

•

Two major enhancements to the Portfolio Analytics product suite include: “Where Else Held” functionality, which allows a portfolio manager to quickly determine which other client portfolios have a position in a given security; and “Source linking” with drill-down to a number’s underlying components to easily understand how that number was calculated.

FactSet Connect and FactSet Wireless

•	During fiscal 2010, two key applications, FactSet Connect and FactSet Wireless, were released to allow a user to take FactSet everywhere and access its applications when out of the office.

•

FactSet Connect allows a user to access the familiar FactSet interface, including all of their content and customized workspaces instantly from any Internet-ready computer. FactSet Connect uses advanced application streaming technology to let users securely access FactSet through a web browser and lightweight, on-demand plug-in.

•

FactSet Wireless allows the user to take FactSet on-the-go and analyze global market and company intelligence in real-time when out of the office with their BlackBerry, iPhone, and Nokia wireless device.

Market Metrics product offering

•

On June 1, 2010, FactSet acquired Market Metrics, the leading market research firm in the U.S. focused on advisor-sold investments and insurance products. Each year Market Metrics conducts more than 20,000 in-depth surveys of financial advisors, brokers, research analysts and gatekeepers.

•

Leveraging this unique body of data, Market Metrics helps senior managers to understand better their competitive strengths and weaknesses, and how they can improve their relationships with customers and increase market share.

•

Market Metrics represents a new, unique content set for FactSet. The analytical content Market Metrics creates is original and is in demand in this industry, but it is not available from any other source.

•	Market Metrics had annual subscriptions of $16 million as of June 1, 2010.

Delivery of FactSet Proprietary Content

The Company combines hundreds of commercial databases, including content regarding tens of thousands of companies and securities from major markets across the globe into a single powerful online platform of information and analytics, making FactSet a one-stop source for financial information. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in FactSet applications.

Fiscal 2010 was a year of significant growth in FactSet’s proprietary content collection efforts in order to meet the needs of its clients. The Company understands that data is part of a broader investment process, so FactSet makes timeliness and reliability a priority. Over the past 24 months, FactSet has built out its content collection facilities in India and the Philippines, staffing the new centers with financial information industry experts. As of August 31, 2010, there were over 2,000 employees in Hyderabad and Manila responsible for collecting and publishing data on thousands of global companies using a proprietary FactSet collection process. A significant recent enhancement was Superfast Fundamentals, which optimized the process of harvesting data from source documents, with the aim of making critical data items for many companies available to the Company’s clients in less than an hour after they are publicly available.

Since 2001, FactSet has acquired eight content businesses, Thomson Fundamentals (global fundamentals data), LionShares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), Global Filings (equity and fixed income prospectus data) and Market Metrics (market research data on advisor-sold investments and insurance products). Each of these proprietary data sets enable the Company to offer clients a product offering powered by its own proprietary content, fully integrated into the many FactSet applications. With FactSet proprietary content, the Company leverages years of experience managing financial data to provide high-quality, global databases for key content categories as well as providing users with the scope and coverage they need for in-depth analysis. Each client of FactSet is able to create a single solution that encompasses proprietary content, industry-leading support and powerful delivery options that will deliver value and save costs.

As of August 31, 2010, FactSet now offers the following proprietary datasets that include the latest, most accurate information available: fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data.

FactSet Fundamentals

•

FactSet Fundamentals database is a preeminent global financial database fully integrated into the new FactSet platform with comprehensive coverage of over 63,000 companies from over 70 countries and history back to 1980.

•	FactSet Fundamentals provides the user with annual and interim data, detailed historical financial statement content, per share data, calculated ratios, pricing and textual information.

•

The release of the FactSet Fundamentals database extends FactSet’s competitive advantage of providing clients a choice of premium content sets over the FactSet system and expands the selection of fundamental providers for clients.

FactSet Estimates and Research Connect

•	FactSet Estimates is a preeminent global broker estimates database that provides users with insight into an industry where consistency and transparency are at a premium.

•	FactSet Estimates covers approximately 24,500 companies globally with 600 contributors providing comprehensive consensus-level estimates and statistics with daily updates and history.

•

FactSet Research Connect makes available hundreds of full text research reports from an estimated 600 contributors. These firms include not only the largest investment banks but also the leading regional and independent research providers.

•

Recent enhancement includes the continuous updating of premium global estimates, actual data and research reports from leading investment banks and research firms in order to give clients real-time access to the most recent estimate data available.

FactSet Corporate Events and Transcripts

•

FactSet Events and Transcripts provides transcripts for conference calls, plus a wealth of information regarding upcoming corporate events, such as conference call date and time, phone number and password, type of conference call, and important company investor relations contact information.

FactSet Ownership

•

FactSet Ownership provides global summary and detailed institutional, mutual fund, and insider/stakeholder share ownership data. Available information includes position, position change, market value, percent of portfolio and shares outstanding, source, metro region, state, style, and turnover.

Other Proprietary Content

•

The FactSet Corporate New Issues database covers firm commitment offers, including IPO and follow-on common stock offerings sourced from U.S. prospectuses. Summary-level information including IPO and offer type, shares offered, offer price and date, and proceed information is available, along with detailed data involving the syndicate members’ names, roles, and shares.

•

The FactSet People database provides personal and professional information for individuals associated with public and private companies. Details include biographical, education, professional, and direct ownership information, along with management and board affiliations.

•

The FactSet Private Equity and Venture Capital database contains comprehensive information on hundreds of private equity and venture capital firms located across the world. Access firm and fund profiles, information about active and exited portfolio companies, funds under management, investment trends, industry and geographic holdings, and more.

•

FactSet Mergers provides detailed information on publicly announced mergers, acquisitions, and divestitures involving both public and private companies. Obtain comprehensive transaction data such as deal terms, dates of announcement and closing, financial multiples, financial and legal advisors, fees, and industry analytics.

•	The FactSet Private Company database provides global private company intelligence and in-depth profiles, including hard-to-find details for companies.

•	The FactSet Fixed Income database contains comprehensive current and historical pricing, ratings, and terms data for hundreds of thousands of public debt issues for public and private companies.

•	FactSet Global Filings integrates global company filings from various sources including EDGAR, SEDAR, FactSet Prospectus+, and Global Reports annual reports.

•

FactSet Benchmark provides constituent- and index-level data for a wide variety of equity and fixed income benchmarks, including details such as price, shares, weight, market value, sector, industry, maturity date and more.

Continued Investment in People

During the recent market downturn over the past twelve months, FactSet has aggressively invested in its people in order to recruit, develop and retain a talented employee workforce. The Company believes that its future success depends in part on its continued ability to hire, assimilate and retain qualified personnel. FactSet’s employee base is comprised of talented individuals from diverse backgrounds. As of August 31, 2010, headcount was 4,116, up 39% from a year ago.

Of this total, 1,456 employees were located in the U.S., 520 in Europe and the remaining 2,140 in the Asia Pacific region. This marks the second consecutive year employee growth has exceeded 30% and was driven by the expansion of the Company’s proprietary content operations in Asia, as well as the hiring of consultants and software engineers in the second half of fiscal 2010. Over the last 12 months, FactSet has increased its content collection headcount by over 900 employees, primarily at its offshore facilities. Approximately 55% of the Company’s employees are involved with content collection, 20% conduct sales and consulting services, another 20% are involved in product development, software and systems engineering and the remaining 5% of employees provide administrative support.

One of FactSet’s top priorities is to maintain competitive compensation, benefits, equity participation and work environment policies in order to attract and retain qualified personnel. To date, FactSet believes that it has been successful in recruiting qualified employees. FactSet has not experienced any work stoppages and believes its employee relations are good. None of the Company’s employees are represented by a collective bargaining arrangement.

In addition, FactSet received the following accolades during fiscal 2010:

•	Named one of Fortune’s “100 Best Companies to Work For”

•	Ranked on the Forbes’ “200 Best Small Companies” for the 14th consecutive year

•	FactSet Europe was named one of the “UK’s 50 Best Workplaces”

•	Partnered with The Wall Street Journal for “2010 Best on the Street” analysts survey

FactSet continued to build a talent development team by adding a number of employees to work on its Leadership and Management Development programs during fiscal 2010. FactSet Talent Development strengthens leadership, management and innovation across the Company by inspiring, connecting and developing the leaders of today and tomorrow. FactSet provides leadership and management training and follow-up to create a competitive advantage for the Company. The leadership development curriculum is designed to help pave career paths, devise succession planning and measure performance management. The creation of the FactSet Talent group also allowed the Company to centralize training and then to provide consistent training for all employees globally. Feedback from employees has been overwhelmingly positive and the Company looks forward to filling out the curriculum over the next several years. FactSet’s ultimate goal is maintain a program that provides efficient, relevant, and motivational insights for each stage of an employee’s career – from the individual contributor, who must learn how to manage time and set goals, to the senior manager who must learn how to delegate and think strategically.

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

Client Relationships

As of August 31, 2010, there were over 42,800 users of FactSet spread across 2,110 clients in 52 countries worldwide. Approximately 68% of fiscal 2010 revenues are from its client base in the U.S., 25% in Europe and the remaining 7% in Asia Pacific. A significant part of the Company’s strategy to maintain long-term client relationships involves both consulting services and client training. Clients are visited by company personnel for hands-on training and service. The Company’s help desk operates around the clock and sales and consulting personnel regularly visit clients to enhance support and the value of FactSet products. The Company strongly encourages its clients to fully utilize its consulting services and online tools for training. FactSet’s consulting and training programs are designed to give clients a comprehensive understanding of the service at no additional charge.

Competition

The market for providing accurate financial information and software solutions to the global investment community is highly competitive. The global financial information services industry, in which FactSet competes, includes both large and well-capitalized companies, as well as smaller, niche firms. International and U.S. competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet workstation. The main competitors and competitive products include online database suppliers and integrators and their applications, such as Thomson Reuters Inc. (“Thomson”), Bloomberg L.P., Standard & Poor’s Financial Services LLC including its Capital IQ product line (a subsidiary of The McGraw-Hill Companies, Inc.), RiskMetrics Group, Inc. (a wholly owned subsidiary of MSCI Inc.), Dealogic PLC, Bond Edge (owned by Interactive Data Corporation), The Yield Book, Inc. (a wholly owned subsidiary of Citigroup Capital Markets), Polypaths LLC and Wilshire Associates Incorporated. Many of these firms offer products or services which are similar to those sold by the Company.

FactSet believes the following competitive advantages have resulted in the Company being successful in the global financial information services industry during fiscal 2010:

•	The new FactSet which is a highly customizable application that can be used to address the needs of thousands of users;

•	Continued investment in its product suite;

•	Expansion of data collection centers in Asia to populate FactSet proprietary content databases;

•	The hundreds of FactSet consultants working around the clock to help clients with existing workflows;

•	Timely and reliable delivery and the quality and breadth of coverage associated with its data and related services compared with those of competitors;

•	The ability to expand and customize the Company’s data content offerings to meet the current and evolving needs of its clients;

•

Expertise and experience in its core business, which further enhances the Company’s ability to deliver global financial information using its FactSet platforms and technology, and to cost-effectively integrate this content into the operational processes of its clients; and

•	The ability to adapt and address the needs of its clients in a timely manner.

Client Subscription Growth

Annual subscription value (“ASV”) at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services being supplied to our clients. Excluding $16 million from the acquisition of Market Metrics and $1 million from the impact of foreign currency, ASV increased 7% since the beginning of fiscal 2010. At August 31, 2010, ASV was $684 million, up from the prior year total of $623 million. Of this total, 82% of ASV derives from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research. Broad-based growth has been the catalyst for accelerating ASV growth rate to 7% in fiscal 2010 as the client base began to stabilize. Drivers of ASV growth were existing clients continuing to order additional FactSet proprietary content, portfolio analytics, the expansion of user count within global banking and brokerage clients, the increased commitment of buy-side clients and a $9 million annual price increase for investment management clients worldwide.

($ in millions) As of August 31,	2010		2009	2008	2007	2006	2005	2004	2003	2002
Total ASV	$684	*	$623	$621	$517	$423	$348	$273	$235	$212
International ASV	$218		$200	$195	$157	$126	$92	$56	$47	$40

*	Includes $16 million from the acquisition of Market Metrics on June 1, 2010.

Recent Market Trends

Since the fall of 2008, the global equity indices have experienced significantly increased volatility, which has had an impact on the solvency, size and buying power of some of FactSet’s clients and firms facing increasing pressure from regulators and investors to provide operational transparency. Despite this challenging climate, FactSet consistently grew quarterly revenues in fiscal 2010 and the Company anticipates continued volatility in the financial markets. FactSet believes that these difficult market conditions increase the value of FactSet’s ability to consolidate services for clients, including deploying real-time news and quotes, and advancing the sales of proprietary content.

Financial Information on Geographic Areas

FactSet’s operations are organized into three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. Financial information, including revenues and operating income related to the Company’s operations in the U.S. and other geographic areas are presented in Note 16, Segment Information, in the Notes to the Company’s Consolidated Financial Statements included in Item 8 below.

Each segment markets online integrated database services to investment managers, investment banks and other financial services professionals. Sales, consulting and data collection are the primary functional groups based at foreign operations. The U.S. segment services financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe, Asia and other regions. The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines.

The following table reports revenues related to each of the three Company’s reportable segments.

(in thousands) Years Ended August 31,	2010	2009	2008
U.S.	$435,351	$423,926	$398,317
% of revenues	67.9%	68.2%	69.2%
Europe	$161,649	$156,610	$141,062
Asia Pacific	44,059	41,487	36,140

International	$205,708	$198,097	$177,202
% of revenues	32.1%	31.8%	30.8%
Consolidated	$641,059	$622,023	$575,519

Third-Party Data Content

During fiscal 2010, the Company continued to expand its core competency and increased its proprietary content collection efforts in order to meet the needs of its clients. However, not all of the global financial and economic data provided by the Company to investment professionals is proprietary. FactSet aggregates third-party content from more than 85 data suppliers and over 100 news sources and exchanges. The Company integrates content from premier providers such as Thomson, Standard & Poor’s Financial Services LLC (a subsidiary of The McGraw-Hill Companies, Inc.), FTSE, Interactive Data Corporation (“IDC”), Dow Jones & Company Inc., Northfield Information Services, Inc., MSCI Barra, APT, Global Insight Inc., Morningstar, Inc., Russell Investments and SIX Telekurs Ltd. FactSet combines the data from these commercial databases into its own dedicated online service which the client accesses to perform their analyses. Third-party content fees are either billed directly to FactSet or to its clients. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data; however this is not possible for all types of data. Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that alternative sources are available. The Company has entered into third-party content agreements with varying lengths from as long as five years to as short as on an ad-hoc basis. The agreements in some cases can be terminated on one year’s notice at predefined dates, in other cases on shorter notice. No single vendor or data supplier represented 10% or more of FactSet’s total expenses in any fiscal year presented.

Data Centers

FactSet’s business is dependent on its ability to process rapidly and efficiently substantial volumes of data and transactions on its computer-based networks and systems. The Company’s global technology infrastructure supports its operations and is designed to facilitate the reliable and efficient processing and delivery of data and analytics to its clients. FactSet’s data centers contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. User connections are load balanced between data centers and, in the event of a site failure, equipment problem or regional disaster, the remaining centers have the capacity to handle the additional load. FactSet continues to be focused on maintaining a global technical infrastructure that allows the Company to support its growing businesses, and provide data and analytics using various delivery methods designed to best meet the needs of its clients worldwide.

The Company deploys 22 Hewlett Packard Integrity mainframe machines in each of its data centers. FactSet has also established a vast private wide area network to provide clients access to the Company’s data centers. The Company’s wide area network provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframes.

Intellectual Property and other Proprietary Rights

FactSet’s success depends significantly upon its proprietary technology. FactSet has registered trademarks and copyrights for many of its products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. FactSet generally enters into confidentiality agreements with its employees, clients, resellers, vendors and others. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws. While FactSet does not believe it is dependent on any one of its intellectual property rights, the Company does rely on the combination of intellectual property rights and other measures to protect its proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection.

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

Corporate Information, including Internet Address

FactSet was founded as a Delaware corporation in 1978, and its principal executive offices are in Norwalk, Connecticut. The mailing address of the Company’s headquarters is 601 Merritt 7, Norwalk, Connecticut 06851, and its telephone number at that location is (203) 810-1000. The Company’s website address is www.factset.com.

Corporate History

The following timeline depicts FactSet’s growth within the financial industry over the past 32 years.

Available Information

Through the Investor Relations section of the Company’s website (http://investor.factset.com), FactSet makes available the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC: the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for the annual stockholder meetings, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge.

FactSet also broadcasts live its quarterly earnings calls via its investor relations web site. Additionally, the Company provides notifications of news or announcements regarding its financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of its investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document the Company files and any reference to these web sites are intended to be inactive textual references only.

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

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of August 31, 2010:

Name of Officer	Age	Office Held with the Company	Officer Since
Philip A. Hadley	48	Chairman of the Board of Directors, Chief Executive Officer	2000
Peter G. Walsh	45	Executive Vice President, Chief Operating Officer	2005
Michael D. Frankenfield	45	Executive Vice President, Director of Global Sales	2001
Maurizio Nicolelli	42	Senior Vice President, Director of Finance and Principal Financial Officer	2009
Kieran M. Kennedy	45	Senior Vice President, Director of Global Sales Operations	2002

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

Peter G. Walsh, Executive Vice President, Chief Operating Officer. Mr. Walsh joined the Company in 1996 as Vice President, Planning and Control within the Company’s Finance group. Mr. Walsh held the position of Vice President, Director of Finance from 1999 until 2001. From late 2001 to February 2005, Mr. Walsh occupied the position of Vice President, Regional Sales Manager of the U.S. Southeast Region. On March 1, 2005 he assumed the position of Chief Financial Officer and Treasurer. On October 1, 2009, Mr. Walsh was promoted to his current position as the Company’s Chief Operating Officer, where he is responsible for product development, content collection and software and systems engineering. Prior to joining FactSet, Mr. Walsh held several positions at Arthur Anderson & Co. Mr. Walsh received a B.S. in Accounting from Fairfield University. He is a CPA licensed in the state of New York, has earned the right to use the Chartered Financial Analyst designation and is a member of the CFA Institute.

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

Maurizio Nicolelli, Senior Vice President, Director of Finance and Principal Finance Officer. Mr. Nicolelli joined FactSet in 1996 as the Senior Accountant and held the position of Chief Accountant from 1999 to 2001. Since 2002, he has served as Vice President and Comptroller of the Company. On October 1, 2009, Mr. Nicolelli was appointed to Senior Vice President, Director of Finance and Principal Financial Officer. Prior to joining FactSet, he was employed at PricewaterhouseCoopers LLP. He holds a B.S. degree in Political Science from Syracuse University and an M.B.A. degree in Accounting from St. John’s University. Mr. Nicolelli is a CPA licensed in the state of New York.

Kieran M. Kennedy, Senior Vice President and Director of Global Sales Operations. Mr. Kennedy joined the Company in 1990 within the Consulting Services Group. From 1993 to 1997, Mr. Kennedy held the position of Sales and Consulting Manager for the West Coast. Mr. Kennedy was Director of Consulting from 1997 until he assumed the position as Director of Investment Banking and Brokerage Services in 2002. In August 2009, he assumed his current position as Director of Global Sales Operations. Prior to joining FactSet, Mr. Kennedy held a Currency Trading position at Goldman Sachs & Co. Mr. Kennedy received a B.A. in Economics from Syracuse University.

Additional Information

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	25
Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-49
Quantitative and Qualitative Disclosures about Market Risk	50
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	58
Note 16 to Consolidated Financial Statements entitled Segment Information	84-85

ITEM 1A.	RISK FACTORS

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

A prolonged decline in equity returns impacting the buying power of FactSet’s investment management clients

Despite recent market improvements, since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) and the global economy have experienced increased levels of volatility.

Approximately 82% of the Company’s annual subscription value is derived from its investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

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

Historically, the correlation between the results of the Company’s operations and the performance of the global equity markets has not been one to one. Today, the Company believes that its market opportunity may be 10 times its current size even if the global equity markets, which we service, shrink by 10%. Difficult market conditions may increase the value of the Company’s ability to consolidate services for clients, including deploying real-time news and quotes, and may help advance the sales of proprietary content.

Continued uncertainty, consolidation, and business failures in the global investment banking industry may cause us to lose additional clients and users

The global investment banking industry has been experiencing uncertainty, consolidation and business failures since 2008. The uncertainty, consolidation and business failures have resulted and are expected to continue to result, in a reduction in the number of users and prospective clients from the investment banking sector. FactSet’s sell-side clients account for approximately 18% of its revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The continued lack of available credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect FactSet’s financial results and future growth.

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

A global market crisis and related economic recession may affect FactSet’s revenues and liquidity

Current global economic and financial market conditions, and the potential for a significant and prolonged global economic recession, could adversely affect FactSet’s business, results of operations, financial condition and liquidity. The worldwide impact of the recent global economic downturn and related market uncertainty, including the recent European economic and financial uncertainty related to sovereign debt issues in certain countries could materially impact clients, including large accounts, causing them to go out of business entirely; defer, reduce, or not increase the volume of the subscriptions they purchase from FactSet in the future; or terminate existing relationships. Changes of this type could significantly affect FactSet’s business and liquidity or could have a material adverse effect on its results of operations and financial condition.

Increased competition in FactSet’s industry that may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products. Its competitors range in size from multi-billion dollar companies to small, single-product businesses that are highly specialized. While the Company believes the breadth and depth of its suite of products and applications offer benefits to its clients that are a competitive advantage, its competitors may offer price incentives to acquire new business. Competitive pricing pressures did not have a material impact on the Company’s results of operations during fiscal 2010 or in any other fiscal year presented. However, future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues. Weak economic conditions can also result in clients’ seeking to utilize lower-cost information that is available from alternative sources.

The impact of cost-cutting pressures across the industries FactSet serves could lower demand for its services. In the past two years, FactSet saw clients intensify their focus on containing or reducing costs as a result of the more challenging market conditions. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If clients elect to reduce their spending with FactSet, the Company’s results of operations could be materially adversely affected. Alternatively, clients may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their need for financial market data. If clients elect to consolidate their spending on financial market data services with other vendors and not FactSet, the Company’s results of operations could be materially adversely affected.

FactSet must continue to introduce new products and product enhancements to maintain its leading technological position

The market for FactSet is characterized by rapid technological change, changes in client demands and evolving industry standards. New technologies or industry standards can render existing products obsolete and unmarketable. As a result, the Company’s future success will continue to depend upon its ability to develop new products and product enhancements that address the future needs of its target markets and to respond to their changing standards and practices. FactSet may not be successful in developing, introducing, marketing and licensing the Company’s new products and product enhancements on a timely and cost effective basis, or at all, and the Company’s new products and product enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new products or product enhancements.

FactSet’s ability to integrate and market FactSet proprietary data as a high quality asset and win new clients

Fiscal 2010 was a year of significant growth in the Company’s proprietary content collection efforts in order to meet the needs of our clients. FactSet now offers the following proprietary datasets that include the latest, most accurate information available: fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data. FactSet understands that data is part of a broader investment process, so the Company makes timeliness and reliability a priority. In order to ensure accuracy, timeliness and reliability of the data, FactSet must continue to build on its content collection operations to populate the proprietary content databases. As of August 31, 2010, there were over 2,000 employees in Hyderabad and Manila responsible for collecting and publishing data on thousands of global companies using a proprietary FactSet collection process. This complex process involves hiring, training and retaining thousands of employees and successfully deploying collection software and processes. In addition, FactSet must be able to market and sell this proprietary content to new and existing clients.

FactSet must ensure the protection and privacy of client data

Many of FactSet’s products and services, as well as its internal systems and processes, involve the storage and transmission of proprietary information and sensitive or confidential data, including client portfolios. FactSet relies on a complex network of internal controls to protect the privacy of client data. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if FactSet experiences difficulties in their implementation, misappropriation of client data by an employee or an external third party could occur, which could damage the Company’s reputation and ultimately its business. Breaches of the Company’s security measures could expose FactSet, its clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for the Company, as well as the loss of existing or potential clients and damage to the company’s brand and reputation.

A prolonged or recurring outage at one of FactSet’s data centers could result in reduced service and the loss of clients

FactSet’s clients rely on the Company for the delivery of time-sensitive, up-to-date data. FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, internet failures, computer viruses and other events beyond the Company’s reasonable control. FactSet maintains back-up facilities for each of its major data centers to minimize the risk that any such event will disrupt operations. However, the insurance FactSet carries is likely not to be sufficient to compensate the Company fully for losses or damages that may occur as a result of such material events. In addition, a loss of the Company’s services may induce its clients to seek alternative data suppliers. Any such losses or damages incurred by FactSet could have a material adverse effect on its business. Although the Company seeks to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

Malicious, ignorant or illegal employee acts regarding insider information

If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls surrounding insider information, or if FactSet experiences difficulties in their implementation, misappropriation of insider information by an employee, which could damage the Company’s reputation and ultimately its business. Breaches of the Company’s insider information could expose FactSet, its clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for the Company, as well as the loss of existing or potential clients and damage to the Company’s brand and reputation.

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

Under generally accepted accounting principles, FactSet reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of its goodwill or amortizable intangible assets may not be recoverable include a decline in stock price, market capitalization, future cash flows and slower growth rates in its industry. FactSet may be required to record a charge to earnings in its financial statements during the period in which any impairment of its goodwill or amortizable intangible assets is determined, resulting in an impact on its results of operations.

The negotiation of contract terms supporting new and existing data sets or products

FactSet is a provider of global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. The Company combines hundreds of databases, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have access to the data and content found within these databases, which they can combine and utilize in nearly all of the Company’s applications. These databases are important to the Company’s operations because they provide its clients with key information such as company fundamentals, estimates, global equity ownership, M&A data, events and transcripts, earnings and other equity and fixed income data.

During fiscal 2010, the Company continued to expand its core competency and increased its proprietary content collection efforts in order to meet the needs of its clients. All of the Company’s proprietary data sets, across the entire spectrum of content, have been fully integrated into the new FactSet application. However, not all of the global financial and economic data provided by the Company to investment professionals is proprietary. FactSet aggregates third-party content from more than 85 data suppliers and over 100 news sources and exchanges. The Company integrates content from premier providers such as Thomson, Standard & Poor’s Financial Services LLC, FTSE, IDC, Dow Jones & Company Inc., Northfield Information Services, Inc., MSCI Barra, APT, Global Insight Inc., Morningstar, Inc., Russell Investments and SIX Telekurs Ltd. The Company has entered into third-party content agreements with varying lengths from as long as five years to as short as on an ad-hoc basis. The agreements in some cases can be terminated on one year’s notice at predefined dates, in other cases on shorter notice. No single vendor or data supplier represented 10% or more of FactSet’s total expenses in any fiscal year presented.

The Company seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data; however this is not possible for all types of data. Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that alternative sources are available. These data sets include (1) Equity Pricing from exchanges such as NASDAQ, (2) Global Exchange Indices, (3) S&P CUSIP distribution, (4) S&P Ratings and (5) Moody’s Investor Service Corporate Ratings. The data provided to FactSet clients from each of these databases is essential to the end user’s workflow and financial analysis. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. The failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

Exposure to fluctuations in currency exchange rates that could negatively impact financial results and cash flows

The Company faces exposure to adverse movements in foreign currency exchange rates because 65% of FactSet’s employees and over 37% of its leased office space are located outside the U.S. These exposures may change over time as business practices evolve, and they could have a material adverse impact on the Company’s financial results and cash flows. The Company’s primary exposures relate to non-U.S. dollar denominated expenses in Europe, Japan, India and the Philippines. This exposure has increased during fiscal 2010 as compared to the year ago period primarily because the Company’s international employee base is up 63% from 1,627 employees at August 31, 2009 to 2,660 at August 31, 2010. A decrease in the value of the U.S. dollar increases operating expenses. From time to time, FactSet enters into foreign exchange forward contracts to reduce the short-term impact of foreign currency fluctuations. FactSet’s attempt to hedge against these risks may not be successful, resulting in an adverse impact on the Company’s results of operations.

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

Unauthorized parties may attempt to copy aspects of FactSet’s products or to obtain and use information that the Company regards as proprietary

FactSet’s success depends significantly upon its proprietary technology. FactSet has registered trademarks and copyrights for many of its products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. FactSet generally enters into confidentiality agreements with its employees, clients, resellers, vendors and others. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws. While FactSet does not believe it is dependent on any one of its intellectual property rights, the Company does rely on the combination of intellectual property rights and other measures to protect its proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection. In addition, it may be possible for unauthorized third parties to copy certain portions of FactSet content or to reverse engineer or otherwise obtain and use its proprietary information. In addition, FactSet cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, or that equivalent or better products will not be marketed in competition with its services, thereby substantially reducing the value of its proprietary rights. Despite the Company’s efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its products or to obtain and use information that FactSet regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws in the U.S. Litigation may be necessary to protect the Company’s proprietary technology which may be time-consuming and expensive, with no assurance of success.

Volatility in general economic conditions

Future results could be materially adversely affected by a variety of uncontrollable and changing factors, including, among others, foreign currency exchange rates; interest rate increases; inflationary pressures or volatile energy prices; political or social unrest; terrorist attacks; economic instability or natural disasters in a specific country or region; environmental and trade protection measures; political considerations that affect data and service providers and government spending patterns; health or similar issues, such as pandemic or epidemic; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries. FactSet believes that demand for its solutions could be disproportionately affected by fluctuations, disruptions, instability or downturns in the economy, which may cause clients and potential clients to exit the industry or delay, cancel or reduce any planned expenditures. Any or all of these factors could have a material adverse impact on the Company’s revenues, expenses and financial condition.

Risks of doing business internationally

During fiscal 2010, approximately 32% of the Company’s revenue was generated outside the U.S. Because FactSet sells its services outside the U.S, its business is subject to risks associated with doing business internationally. In addition, employee count overseas grew significantly due to the FactSet content collection operations in India and the Philippines. As of August 31, 2010, the Company employed 2,660 employees outside the U.S., representing 65% of all employees company-wide.

International operations are subject to inherent risks that could have a material adverse effect on the Company’s revenue or results of operations including:

•	The impact of recessions and market fluctuations in economies outside the U.S.;

•	Adverse changes in foreign currency exchange rates;

•	Difficulty of enforcement of contractual provisions in local jurisdictions;

•	Unexpected changes in foreign laws and regulatory requirements;

•	U.S. and foreign trade-protection measures and export and import requirements;

•	Difficulties in successfully adapting our products and services to the language, regulatory and technology standards of other countries;

•	Resistance of local cultures to foreign-based companies and difficulties establishing local partnerships or engaging local resources;

•	Difficulties in and costs of staffing and managing foreign operations;

•	Inadequate protection for intellectual property rights in some countries and local jurisdictions;

•	Inflation;

•	Natural disasters in developing countries;

•	Foreign tax structures and potentially adverse tax consequences; and

•	Political and economic instability.

FactSet must hire and retain key qualified personnel

FactSet’s business is based on successfully attracting and retaining talented employees. Competition for technical personnel in the industry in which the Company competes is strong. The Company is limited in its ability to recruit internationally by restrictive domestic immigration laws. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services may be adversely affected. FactSet needs technical resources such as product development engineers to develop new products and enhance existing products. The Company relies upon sales personnel to sell its products and services and maintain healthy business relationships. In order to ensure accuracy, timeliness and reliability of the Company’s proprietary data, FactSet must continue to hire qualified employees for its content collection operations. FactSet must be successful in the hiring, training and retaining of thousands of employees and successfully deploying collection software and processes.

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

Changes in accounting may affect FactSet’s reported earnings and operating income

FactSet prepares its consolidated financial statements in conformity with accounting principles generally accepted in the U.S. These principles and accompanying accounting standards, implementation guidelines and interpretations for many aspects of its business are highly complex and involve subjective judgments. Changes in accounting rules, their interpretation, or changes in the Company’s products or business could significantly change its reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flows from operations.

In connection with the preparation of the Consolidated Financial Statements, FactSet uses certain estimates and assumptions, which are based on historical experience and management’s knowledge of current events and actions that FactSet may undertake in the future. Significant estimates have been made in areas that include income taxes, useful lives of fixed assets and intangibles, fair value measurements, accrued compensation, stock-based compensation, receivable reserves, contingent liabilities and allocation of purchase price to assets and liabilities acquired. In addition, FactSet makes certain estimates including decisions related to legal proceedings and reserves. While management believes that these estimates and assumptions are reasonable under the circumstances, by definition they involve the use of judgment and the exercise of discretion, and therefore actual results may differ.

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

At August 31, 2010, the Company leases approximately 169,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space in the U.S. in New York, New York; Boston, Massachusetts; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; San Mateo, California; Newark, New Jersey; and Tuscaloosa, Alabama. Outside the U.S., the Company’s operations are conducted in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; Hong Kong; Hyderabad and Mumbai, India; Sydney, Australia; and Manila, the Philippines. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional facilities are available for lease to meet any future needs.

During fiscal 2010, the Company entered into new lease agreements in the ordinary course of business to support operations in New York and the Philippines resulting in incremental future minimum rental payments of $7.1 million over the remaining non-cancelable lease term. The new office space expanded the existing New York location by 22,000 square feet and the Company’s Manila office by 17,200 square feet. Including the agreements signed during fiscal 2010 for additional space in New York and Manila, the Company’s worldwide leased office space increased to approximately 640,000 square feet, up 6% from a year ago. The additional office space is necessary to support the Company’s employee base that rose by 39% over the last twelve months driven by the growth of the FactSet proprietary content collection operation and the hiring of consultants and software engineers in the second half of fiscal 2010.

At August 31, 2010, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2011	$22,495
2012	20,468
2013	19,439
2014	16,188
2015	13,944
Thereafter	48,270

Total	$140,804

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	REMOVED AND RESERVED

Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

FactSet common stock is listed on the New York Stock Exchange and the NASDAQ Stock Market under the symbol “FDS.” The following table sets forth the range of high and low per share sales prices as reported for each fiscal period indicated and reflects all stock splits effected for the Company’s common stock as reported by the New York Stock Exchange:

	FIRST	SECOND	THIRD	FOURTH
2010
High	$74.63	$76.76	$77.64	$78.83
Low	$54.55	$61.15	$66.19	$64.89

2009
High	$65.00	$48.75	$56.52	$57.34
Low	$31.15	$33.51	$35.56	$47.36

(b) Holders of Record

As of October 18, 2010, there were approximately 63,342 holders of record of FactSet common stock. However, because many of FactSet’s shares of common stock are held by brokers and other institutions on behalf of stockholders, FactSet is unable to estimate the total number of stockholders represented by these record holders. The closing price of FactSet’s common stock on October 18, 2010 was $87.63 per share as reported by the New York Stock Exchange.

(c) Dividends

In fiscal 2010, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
May 14, 2010 (1)	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010

Total	$0.86

(1)	On May 14, 2010, the Company’s Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2010 of $0.23 per share, or $0.92 per share per annum. The cash dividend of $10.7 million was paid on June 15, 2010, to common stockholders of record as of May 28, 2010.

All of the above cash dividends have been paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

(d) Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands) (1)
June 2010	80,116	$69.47	80,116	$192,677
July 2010	249,818	$69.67	249,818	$175,273
August 2010	211,456	$76.78	211,456	$159,038

	541,390	$72.41	541,390	$159,038

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Company’s Proxy Statement to be filed for its Fiscal 2010 Annual Meeting of Stockholders.

(e) Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2010.

(f) Five-year financial performance graph

The annual changes for the five-year period shown in the graph on this page are based on the assumption that $100 had been invested in FactSet common stock, the NYSE Composite Index, the Dow Jones U.S. Financial Services Index and the Standard & Poor’s 500 Index on August 31, 2005, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2010.

	For the Years Ended August 31,
	2010	2009	2008	2007	2006	2005
FactSet Research Systems Inc.	$210	$157	$179	$171	$126	$100
NYSE Composite Index	$89	$89	$112	$128	$112	$100
Dow Jones U.S. Financial Services Index	$45	$51	$70	$113	$114	$100
S&P 500 Index	$86	$84	$105	$121	$107	$100

(1)	The Stock Performance Graph is not “soliciting material,” is not deemed filed with the SEC and is not deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing of the Company under the Securities Act of 1933, or any filing under the Securities Exchange Act of 1934, except to the extent that FactSet specifically requests that the information be treated as soliciting material or specifically incorporate this information by reference into any such filing, and will not otherwise be deemed incorporated by reference into any other filing under the Securities Act or the Securities Exchange Act, except to the extent that FactSet specifically incorporates it by reference.

(2)	The stock price performance shown on the graphs is not necessarily indicative of future price performance. The Company is not responsible for any errors or omissions in such information.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from FactSet’s consolidated financial statements. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item  8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Consolidated Statements of Income Data

(in thousands, except per share data)

	Years Ended August 31,
	2010		2009		2008		2007		2006
Revenues	$641,059		$622,023		$575,519		$475,801		$387,350
Operating income	221,634		211,030		183,887	(3)	155,091		121,288	(5)
Other income	547		1,092		5,160		7,785		4,744
Provision for income taxes	71,970	(1)	67,172	(2)	64,030		53,309	(4)	43,116	(6)
Net income	150,211	(1)	144,950	(2)	125,017		109,567	(4)	82,916	(6)
Diluted earnings per common share	$3.13	(1)	$2.97	(2)	$2.50		$2.14	(4)	$1.64	(6)
Weighted average common shares (diluted)	48,004		48,789		50,080		51,284		50,592
Cash dividends declared per common share	$0.86		$0.76		$0.60		$0.36		$0.22

Consolidated Balance Sheet Data (in thousands)
	As of August 31,
	2010		2009		2008		2007		2006
Cash, cash equivalents and investments	$195,741		$216,320		$143,018		$186,222		$143,190
Accounts receivable, net of reserves	59,693		62,854		74,859		59,579		59,190
Goodwill and intangible assets, net	274,170		227,705		246,113		182,976		184,428
Total assets	644,608		633,952		587,274		523,750		457,228
Non-current liabilities	32,926		33,760		29,177		23,789		19,239
Total stockholders’ equity	$502,406		$500,829		$465,471		$409,311		$358,688

(1)

Includes income tax benefits of $1.3 million primarily from the finalization of the fiscal 2009 tax return, adjustments to certain reserves to reflect the lapse of statute of limitations and higher levels of non-U.S. taxable income.

(2)

Includes income tax benefits of $4.0 million primarily from the reenactment of the U.S. Federal Research and Development (“R&D”) tax credit in October 2008, finalizing prior year tax returns, adjusting certain reserves to reflect the lapse of statute of limitations and a benefit from repatriating foreign earnings to the U.S.

(3)	Includes a pre-tax charge of $2.4 million related to an increase in the number of performance-based stock options that vested in August 2008.

(4)

Includes income tax benefits of $4.1 million primarily from the reenactment of the U.S. Federal R&D tax credit in December 2006 , a domestic production activities (Section 199) tax deduction and a benefit from the repatriation of foreign earnings to the U.S.

(5)	Includes $2.7 million of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London.

(6)

Includes $1.9 million (after-tax) of incremental expenses due to a significant short-term increase in occupancy costs from a redundancy of leased office space in London, a gain of $0.9 million (after-tax) from the sale of Company-owned real estate during the first quarter of fiscal 2006 and income tax benefits of $2.9 million primarily from the closure of previously filed tax returns.

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

The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Overview

FactSet is a leading provider of financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. By integrating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

We combine hundreds of data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. With Microsoft Office integration, wireless access and customizable options, we offer the most complete financial workflow solution. Our revenues are primarily derived from month-to-month subscriptions to services, databases and financial applications. We generate 82% of our revenues from our buy-side clients and the remainder is from the sell-side firms who perform M&A advisory work and equity research.

Transforming information into intelligence

FactSet provides financial information and superior software solutions that empowers the global investment professional to transform information into intelligence. We consolidate all the tools a professional would need to monitor global markets, public and private companies, and equity and fixed income portfolios in a single, intuitive interface. With FactSet, users gain powerful analytics tailored to their workflows, the broadest scope of data available, and access to industry-leading client service.

Over the past three decades, much has changed at FactSet. Throughout, our commitment to our corporate values has kept us focused on our clients, returning profit to our stockholders and growth in our employee base. Several key accomplishments and growth initiatives achieved in fiscal 2010 enabled FactSet to deliver high levels of profitability to our stockholders as finance professionals continued to rely on us to deliver financial data and software solutions to drive investment decisions.

For fiscal year 2010, revenues grew 3% to $641 million and diluted earnings per share grew 5% to $3.13. The number of clients subscribing to our services as of August 31, 2010 totaled 2,110 and our workstation count, which is a measure of the number of financial professionals within our client base that use our services, was 42,800.

Key Strategic Objectives Achieved in Fiscal 2010

Release of the New FactSet Platform

On September 14, 2009, we announced the release of our newest financial software platform. The new platform is designed for the global investment professional and consolidates data and analytics, previously spread across multiple applications, onto one comprehensive, intuitive interface. The new FactSet is faster, more intuitive, easier to customize and offers tools to analyze companies, view market data in real time, generate investment ideas and manage portfolios. The platform can be easily customized to support a specific user’s workflow. New features include the ability to share workspaces with colleagues for improved collaboration and type ahead technology that helps users find securities more quickly. The platform also provides access to a range of data, including prices, financials, earnings estimates, economic data, ownership, M&A, research reports, and news. Visually, the new FactSet platform has been redesigned from top to bottom with a sleek, modern look.

Upon release in September 2009, we initiated a global, company-wide effort to upgrade our client-base of more than 40,000 users to the new platform. During fiscal 2010 we saw substantial progress toward upgrading the majority of our clients. An upgrade to the new FactSet provided users with improved features and functionality within virtually every report and chart on FactSet as well as aided our sales teams in new client growth. We believe the new platform was the main driver behind adding over 5,500 users and 65 clients in the last 12 months. Our client usage rate continues to be strong, providing evidence that the new FactSet platform is delivering value to our clients.

Deliver Proprietary Content

Fiscal 2010 was a year of significant growth in our proprietary content collection efforts in order to meet the needs of our clients. We understand that data is part of a broader investment process, so FactSet makes timeliness and reliability a priority. Over the past 24 months, we have built out our content collection facilities in India and the Philippines, staffing the new centers with financial information industry experts. As of August 31, 2010, there were over 2,000 employees in Hyderabad and Manila responsible for collecting and publishing data on thousands of global companies using a proprietary FactSet collection process. Our proprietary collection process allows us to enhance data in valuable and new ways. A significant recent enhancement was Superfast Fundamentals, which optimized the process of harvesting data from source documents, with the aim of making critical data items for many companies available to our clients in less than an hour after they are publicly available.

All of our proprietary data sets have been fully integrated into the new FactSet application. With FactSet proprietary content, we leverage years of experience managing financial data to provide high-quality, global databases for key content categories as well as providing users with the scope and coverage they need for in-depth analysis. Each client of FactSet is able to create a single solution that encompasses proprietary content, industry-leading support and powerful delivery options that will deliver value and save costs.

FactSet now offers the following proprietary datasets that generally include the latest, most accurate information available: fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data.

FactSet Fundamentals

•

Our goal is to deliver the best global fundamentals database in the financial information industry. Fundamental data is comprised of income statement, balance sheet, cash flow and supplementary data for all global publicly traded companies.

•

FactSet Fundamentals database is a preeminent global financial database fully integrated into the new FactSet platform with comprehensive coverage of over 63,000 companies from over 70 countries and history back to 1980.

•

Comprised with annual and interim data, detailed historical financial statement content, per share data, calculated ratios, pricing and textual information, FactSet Fundamentals provides the user with the information they need.

•

The release of the FactSet Fundamentals database extends our competitive advantage of providing clients a choice of premium content sets over the FactSet system and expands the selection of fundamental providers for clients.

•	Annual third-party royalty payments were reduced by $6.1 million in fiscal 2010 due to the deployment of our own proprietary content over the FactSet platform.

FactSet Estimates

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

FactSet Ownership

•

FactSet Ownership provides global summary and detailed institutional, mutual fund, and insider/stakeholder share ownership data. Available information includes position, position change, market value, percent of portfolio and shares outstanding, source, metro region, state, style, and turnover.

FactSet Corporate Events and Transcripts

•

FactSet Events and Transcripts provides transcripts for conference calls, plus a wealth of information regarding upcoming corporate events, such as conference call date and time, phone number and password, type of conference call, and important company investor relations contact information.

Other Proprietary Content

FactSet has also developed and released the following proprietary contents sets, all of which are integrated into the new FactSet workstation:

•

Corporate New Issues – the FactSet Corporate New Issues database covers firm commitment offers, including IPO and follow-on common stock offerings sourced from U.S. prospectuses. Summary-level information including IPO and offer type, shares offered, offer price and date, and proceed information is available, along with detailed data involving the syndicate members’ names, roles, and shares.

•

People – the FactSet People database provides personal and professional information for individuals associated with public and private companies, including biographical, education, professional, and direct ownership information, along with management and board affiliations.

•

Private Equity and Venture Capital – the FactSet Private Equity and Venture Capital database contains comprehensive information on hundreds of private equity and venture capital firms located across the world. A user can access firm and fund profiles, information about active and exited portfolio companies, funds under management, investment trends, industry and geographic holdings, and more.

•

M&A – FactSet Mergers provides detailed information on publicly announced mergers, acquisitions, and divestitures involving both public and private companies. M&A provides comprehensive transaction data such as deal terms, dates of announcement and closing, financial multiples, financial and legal advisors, fees, and industry analytics.

•	Private Company – the FactSet Private Company database provides global private company intelligence and in-depth profiles, including hard-to-find details for millions of companies.

•

Fixed Income – the FactSet Fixed Income database contains comprehensive current and historical pricing, ratings, and terms data for hundreds of thousands of public debt issues for public and private companies.

•	Filings – FactSet Global Filings integrates global company filings from various sources including EDGAR, SEDAR, FactSet Prospectus+, and Global Reports annual reports.

•

Benchmark – FactSet provides constituent- and index-level data for a wide variety of equity and fixed income benchmarks, including details such as price, shares, weight, market value, sector, industry, maturity date and more.

Enhance the FactSet Product Offering and related Applications

The FactSet workstation is designed to provide solutions to the investment professional to enhance productivity through powerful analytics and an intuitive interface.

During fiscal 2010, we had the following key product and application enhancements:

Portfolio Analytics Product Suite

•

We continue to enhance our portfolio analysis application to enable users to analyze fixed income portfolios. Portfolio Analysis and the Company’s suite of quantitative applications continue to make FactSet a market leader for our investment management clients. In the fourth quarter of fiscal 2010, we expanded our suite of risk products to include Axioma models and added a collection of corporate bond terms and conditions to supplement our third party bond databases.

•

This suite is comprehensive and includes the applications for portfolio attribution, risk management and quantitative analysis. Portfolio Analysis continued to be the cornerstone of the offering to investment management clients and represents the largest revenue contributing component of the suite.

•	As of August 31, 2010, Portfolio Analysis was deployed by 693 clients representing 6,291 users, an increase of 12% over the prior year.

•

Two major enhancements to the Portfolio Analytics product suite include: “Where Else Held” functionality, which allows a portfolio manager to quickly determine which other client portfolios have a position in a given security and “Source linking” with drill-down to a number’s underlying components to easily understand how that number was calculated.

Real-time News and Quotes

•

Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Real-time users have increased every quarter since it was released in 2002.

•

Deployment of real-time news and quotes has resulted in a significant increase in user count over the last 12 months in conjunction with the release of the new FactSet. Since our real-time offering is relied upon on a daily basis, we believe this statistic indicates that overall engagement level from existing users is increasing. The fact that real-time users increased during a shrinking environment also leads us to believe the market place recognizes a compelling value proposition of our real-time offering.

FactSet Connect and FactSet Wireless

•	During fiscal 2010, two key applications, FactSet Connect and FactSet Wireless, were released to allow users to take FactSet just about everywhere and access its applications when out of the office.

•

FactSet Connect allows users to access the familiar FactSet interface, including all of their content and customized workspaces instantly from any Internet-ready computer. FactSet Connect uses advanced application streaming technology to let users securely access FactSet through a web browser and lightweight, on-demand plug-in.

•	FactSet Wireless allows users to take FactSet on-the-go and analyze global market and company intelligence in real-time when out of the office with their BlackBerry, iPhone, and Nokia wireless device.

Investment in our People

We are proud of our growing workforce as we aggressively invested during the recent market downturn in terms of people.

•	Our total headcount was 4,116 employees as of August 31, 2010, an increase of 39% over the past twelve months.

•

This marks the second consecutive year employee growth has exceeded 30% and was driven by the expansion of our proprietary content operations in India and the Philippines, as well as the hiring of consultants and software engineers in the second half of fiscal 2010. Over the last 12 months, we have increased our content collection headcount by over 900 employees, primarily at our offshore facilities.

•

Approximately 55% of our employees are involved with content collection, 20% conduct sales and consulting services, another 20% are involved in product development, software and systems engineering and the remaining 5% of employees provide administrative support.

•	FactSet was named one of Fortune’s “100 Best Companies to Work For.”

•	FactSet Europe was named one of the “UK’s 50 Best Workplaces.”

•	For the 14th consecutive year, FactSet ranked on the Forbes’ “200 Best Small Companies.”

•	We partnered with The Wall Street Journal for “2010 Best on the Street” analysts survey.

Growth across all Geographies

In fiscal 2010, we delivered solid growth across all of our key metrics as our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients and users both in the U.S. and internationally, as new and existing clients continue to value our functionality and content.

U.S. Operations

•	U.S. revenues increased 3% to $435.4 million in fiscal 2010.

•	Revenues from U.S. operations accounted for 68% of our consolidated revenues for fiscal 2010, consistent with the prior year.

•	ASV was $466 million at August 31, 2010, up 11% from a year ago.

•	Employee count in the U.S. grew 9% during fiscal 2010 and represented 35% of all employees at August 31, 2010.

•

We entered into a new lease agreement to expand our existing office space in New York by 22,000 square feet. The additional office space was necessary to support our employee base that rose through the hiring of consultants and software engineers in fiscal 2010.

International Operations

•	International revenues increased 4% to $205.7 million in fiscal 2010. The impact from foreign currency increased international revenues by $0.9 million year over year.

•	Revenues from international operations accounted for 32% of our consolidated revenues for fiscal 2010 and 2009.

•	ASV was $218 million at August 31, 2010, up 9% year over year.

•	A new lease agreement was entered into to expand our proprietary content operation in the Philippines by 17,200 square feet.

•

Employee count overseas grew significantly due to the FactSet content collection operations in India and the Philippines. Headcount increased by 1,033 since September 1, 2009 to 2,660 international employees as of August 31, 2010, representing 65% of all employees company-wide.

Continued High Levels of Capital Expenditure

•	Capital expenditures were $20.3 million, net of landlord contributions for construction of $0.5 million in fiscal 2010.

•	$13.5 million or 65% of capital expenditures was for computer equipment, including the purchase of additional Hewlett Packard Integrity mainframes to increase the processing speed of our data centers.

•	$6.8 million or 35% of capital expenditures was for the build out of new space in our New York, Hyderabad and Manila office locations as well as additional furnishing of our Hong Kong office.

Achieved Records in Several Key Metrics

•	ASV was $684 million at August 31, 2010.

•	Revenues grew 3% to $641 million.

•	Diluted earnings per share rose 5% to $3.13.

•	Free cash flow for fiscal 2010 was $190 million, up 4% over the prior year.

•	Cash and investments increased to $196 million at August 31, 2010.

•	Accounts receivable decreased $3 million over the last 12 months while ASV was up $61 million.

•	Professionals using FactSet increased to 42,800, up 5,500 users.

•	Client count was 2,110 at August 31, a net increase of 65 clients during the year.

•	Annual client retention rate was greater than 95% of ASV and 90% of clients.

Returning Value to Stockholders

•	Increased our quarterly dividend 15% from $0.20 to $0.23 per share in May 2010.

•	Paid $38 million of regular quarterly dividends during fiscal 2010.

•	Expanded our existing share repurchase program by an additional $150 million in June 2010.

•	Repurchased 2.8 million shares for $193 million under the program. Including the expansion, $159 million remains authorized for future share repurchases as of August 31, 2010.

Acquisition of Market Metrics

On June 1, 2010, we acquired Market Metrics, the leading market research firm in the U.S. focused on advisor-sold investments and insurance products. Each year Market Metrics conducts more than 20,000 in-depth surveys of financial advisors, brokers, research analysts and gatekeepers. Leveraging this unique body of data, Market Metrics helps senior managers to understand better their competitive strengths and weaknesses, and how they can improve their relationships with customers and increase market share. As of August 31, 2010, Market Metrics did not have an international presence. We believe we can leverage our international network to sell Market Metrics products outside the U.S., as many of their current clients would like to see their service offering expand its reach into Europe. Market Metrics also represents a new, unique content set for FactSet and another touch point with our larger asset management clients. The analytical content Market Metrics creates is original and is in demand in this industry, but it is not available from any other source. We expect to deepen our relationships with our common clients by providing them an even broader range of powerful content and analytical services. Market Metrics has annual subscriptions of $16 million and did not have a material impact on our fiscal 2010 fourth quarter diluted earnings per share.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report.

(in thousands, except per share data) Years Ended August 31,	2010	2009	Change	2009	2008	Change
Revenues	$641,059	$622,023	3.1%	$622,023	$575,519	8.1%
Cost of services	206,550	209,364	(1.3)%	209,364	191,239	9.5%
Selling, general and administrative	212,875	201,629	5.6%	201,629	200,393	0.6%
Operating income	221,634	211,030	5.0%	211,030	183,887	14.8%
Net income	$150,211	$144,950	3.6%	$144,950	$125,017	15.9%
Diluted earnings per common share	$3.13	$2.97	5.4%	$2.97	$2.50	18.8%
Diluted weighted average common shares	48,004	48,789		48,789	50,080

Revenues

Fiscal 2010 compared to Fiscal 2009

Revenues in fiscal 2010 were $641.1 million, up 31% from $622.0 million for the same period a year ago. We delivered solid growth across a range of product areas and geographic regions. The fourth quarter of fiscal 2010 experienced the highest quarterly change in the last two years for both client and user growth. During fiscal 2010, our user count increased by 5,500, net new clients rose to 65 and annual subscriptions increased by $61 million. Broad-based growth has been the catalyst for accelerating our organic ASV growth rate to 7% over the past 12 months. We have been focusing on promoting the new FactSet workstation and upgrading existing clients to this more intuitive, easier to use platform. Upgrades to the new FactSet are occurring at a pace in-line with our internal goals. We have gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally, as new and existing clients continue to value our functionality and content. Our buy-side clients continue to experience strong growth across all geographies and represented 82% of our total revenues in fiscal 2010 consistent with the prior year.

Positive revenue drivers during fiscal 2010 were the expanded deployment of our proprietary data across all geographies including incremental subscriptions to FactSet Fundamentals and Estimates, the continued development of new functionality within FactSet that improves our clients’ processes, our ability to consolidate multiple services into one through the FactSet platform enabling our clients to recognize efficiencies in many instances, clients continuing to license our advanced applications such as Portfolio Analysis (“PA”), an annual price increase for our investment management clients, $3.9 million of incremental revenue from the acquisition of Market Metrics on June 1, 2010 and a meaningful reduction in the number of client cancels.

Expanded deployment of our proprietary data

Traditionally, FactSet has been known for its breadth of functionality and outstanding client support and service. We are now seeing the benefits of coupling these strengths with proprietary content that we can control and differentiate our offerings from our competitors’ databases. The sale and expanded deployment of our proprietary data both on and off the standard FactSet platform was a revenue driver during 2010. We are pleased by the growing returns from our investment in proprietary content. The acceptance rate of FactSet Fundamentals by new and existing clients continues to grow. We now offer a more complete, robust product with our proprietary content seamlessly integrated into our industry-leading software. During the past 12 months, we have reduced our third party vendor payments related to fundamental and estimates data by $6.1 million due to clients switching to FactSet Fundamentals and FactSet Estimates from third party vendor databases.

New functionality within FactSet that improves our clients’ processes and consolidate multiple services into one platform

In September 2009, we released our newest financial software platform, the new FactSet, and have been introducing it to our clients and prospects. The new FactSet consolidates data and analytics, previously spread across multiple applications, into one comprehensive, intuitive interface improving both functionality and ease of use. We continue to receive positive feedback on our new user interface and believe that the new FactSet is deepening the engagement level of thousands of users as our broad range of content and functionality is readily accessible through the new user interface. Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Real-time users have increased every quarter since it was released in 2002. Deployment of real-time news and quotes has resulted in a significant increase in user count over the last 12 months in conjunction with the release of the new FactSet. In addition, the ability for our end users to access more than 85 premium third-party content providers and integrate their own data for use in FactSet applications continues to be a reason for revenue growth. We continue to appeal to larger institutions because of our ability to service many different user groups and our ability to deliver intensive computing power and analytics to end users.

Growth in our advanced applications

During fiscal 2010 our core applications continued to be in demand by our clients as sales of our quantitative products accelerated and led to revenue growth year over year. We expanded our PA suite in 2010 to include Axioma models, which were well received by our client base. Since September 1, 2009, the number of PA users increased by 651, while the number of PA clients rose by 46. The rise in users of PA during the past year was primarily from our largest investment management clients. The PA suite is made of eight separate products and describing the growth of one does not always accurately portray how this suite of products has performed and understates the breadth of clients who rely on our advance analytics. After this report and going forward, we will disclose changes in ASV from changes in subscription levels to our advanced analytics products, without providing specific metrics on the number of clients and users of PA.

Annual price increases for our investment management clients

An annual price increase was implemented for our U.S. investment management clients in the second quarter of fiscal 2010 and attributed $7.7 million to our ASV growth in the year. In addition, an annual price increase for our non-U.S. investment management clients was rolled out during the third quarter of fiscal 2010, which increased ASV by $1.3 million.

Partially offsetting the positive revenue drivers discussed above were continued client consolidations, firm failures and sell-side companies that scaled back expenditures in the first half of fiscal 2010, emphasizing savings over spending. During the first six months of fiscal 2010, the sales environment was challenging for us as our sell-side clients made changes to stabilize themselves. Several of our largest banking clients ceased operations as employment contracted across most of the industry, resulting in a $0.9 million decrease in our sell-side ASV through the first six months of fiscal 2010. Despite the ongoing volatility in the global markets, we continued to focus on our selling efforts and in the second half of fiscal 2010 began to see the results of some sales opportunities that first developed during the recent market downturn. Although the market is still stabilizing, revenues grew 3.1% year over year.

Fiscal 2009 compared to Fiscal 2008

Revenues in fiscal 2009 advanced to $622.0 million from $575.5 million in fiscal 2008. Revenue growth of 8.1% in fiscal 2009 was driven by expanded deployment of our proprietary data, our real-time news and quotes and clients continuing to license our advanced applications.

Sales of proprietary content are a growing source of revenue. Both new and existing clients continue to deploy FactSet Fundamentals. In addition, our investment to expand coverage globally and add textual research from sell-side firms has led to growth in the demand for FactSet Estimates. Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Deployment of real-time news and quotes has been strong over the past four fiscal quarters, with a 27% increase in user count year over year. Our clients continue to license our advanced portfolio applications. PA 2.0 clients rose by 10 in fiscal 2009 with approximately 647 clients consisting of 5,640 users subscribed to PA as of August 31, 2009.

Revenue growth from sell-side clients was negative in fiscal 2009 as several of our largest banking clients ceased operations, and employment contracted across most of the sell-side, resulting in a 15% decrease in our sell-side user count since September 1, 2008. Revenues from our investment banking clients expressed as a percentage of total revenues decreased to 18% in fiscal 2009 as compared to 21% in fiscal 2008. However, during the fourth quarter of fiscal 2009 we began to see a change in the overall business environment resulting in more capital market transactions and a corresponding decline in our clients’ willingness to trim deployment of financial information systems.

Revenues by Geographic Region

(in thousands) Years Ended August 31,	2010	2009	2008
U.S.	$435,351	$423,926	$398,317
% of revenues	67.9%	68.2%	69.2%
Europe	$161,649	$156,610	$141,062
Asia Pacific	44,059	41,487	36,140

International	$205,708	$198,097	$177,202
% of revenues	32.1%	31.8%	30.8%
Consolidated	$641,059	$622,023	$575,519

Revenues from our U.S. business increased 2.7% to $435.4 million in fiscal 2010 compared to $423.9 million in the same period a year ago. Revenues from our U.S. business rose 6.4% in fiscal 2009, up from $398.3 million in fiscal 2008. Our revenue growth rates in the U.S. reflect modest client and user growth, our real-time news and quotes capabilities included in the new FactSet, growth in PA, the expanded deployment of our proprietary, our annual price increase for U.S. investment management clients, $3.9 million from the acquisition of Market Metrics partially offset by client consolidations, firm failures and sell-side companies that scaled back expenditures in the first half of fiscal 2010. The annual price increase for our U.S. investment management clients in January 2010 drove revenues up by approximately $5 million in fiscal 2010.

International revenues in fiscal 2010 were $205.7 million, an increase of 3.8% from $198.1 million in the prior year period. The impact from foreign currency increased international revenues by $0.9 million year over year. European revenues advanced 3.2% to $161.6 million, largely related to offering a broader selection of global content and the continued deployment of our portfolio analysis, risk and quantitative applications. Asia Pacific revenues grew to $44.1 million, up 6.2% from the same period a year ago, a reflection of our ability to sell additional services to existing clients, expansion of our real-time news and quotes that services the needs of a global investor and a reallocation of sell-side investment professionals to major non-U.S. money centers. Revenues from international operations accounted for 32% of our consolidated revenues in fiscal 2010, consistent with fiscal 2009. International growth rates were also positively impacted by our annual price increase for non-U.S. investment management clients in the third quarter of fiscal 2010, which increased revenues by approximately $0.5 million.

International revenues increased 11.8% in fiscal 2009, up from $177.2 million in fiscal 2008. The impact from foreign currency reduced international revenues by $0.2 million in fiscal 2009. European revenues advanced 11.0% to $156.6 million and Asia Pacific revenues grew to $41.5 million, up 14.8% from fiscal 2008.

Annual Subscription Value (ASV)

ASV at a given point in time represents the forward-looking revenues for the next twelve months from all subscription services being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. Excluding $16 million from the acquisition of Market Metrics and $1 million from the impact of foreign currency, ASV increased 7% over the last twelve months. At August 31, 2010, ASV was $684 million, up from the prior year total of $623 million. Of this total, 82% of ASV derives from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research. ASV from international operations increased from $200 million at August 31, 2009 to $218 million at August 31, 2010, representing 32% of the Company-wide total. Broad-based growth has been the catalyst for accelerating our growth rate to 7% in fiscal 2010 as we saw our client base stabilize. Drivers of ASV growth were existing clients continuing to order additional FactSet proprietary content, portfolio analytics, the expansion of user count within our global banking and brokerage clients, the increased commitment of our buy-side clients and a $9 million annual price increase for our investment management clients worldwide. With the financial industry recovering from the market lows of 2009 and most major stock indices exhibiting signs of stability, our clients entered 2010 with more optimism and were looking for ways to improve their investment process. This improved mindset, coupled with our strategy of continual product and service enhancement translated into strong ASV growth in fiscal 2010.

ASV growth in fiscal 2009 was generated from our ability to license our proprietary content and an improved performance in both the U.S. and international investment management client base, which demonstrates our ability to deepen the engagement of existing FactSet users. Demand for PA and real-time news and quotes continued to be positive as PA 2.0 client count grew and our real-time news and quotes experienced a 27% increase in user count year over year. Success with these applications partially offset the reduction of our ASV due to a difficult operating environment for investment banks. An already difficult selling environment was amplified by weakening equity markets in fiscal 2009. In the last calendar quarter of 2008, sell-side firms scaled back expenditures, emphasizing savings over spending. Cost cuts were significant due to the decline in asset values and the majority of our clients implemented expense reductions. These actions reduced our user growth in fiscal 2009 as compared to fiscal 2008. The performance of portfolio analytics, including FactSet Fundamentals and Estimates, enhanced our ASV growth.

Users and Clients

At August 31, 2010, professionals using FactSet increased to 42,800, up 5,500 users from the beginning of the year. Client count was 2,110 as of August 31, 2010, a net increase of 65 clients during fiscal 2010. At August 31, 2010, the average ASV per client was $324,000, up from $305,000 at August 31, 2009 and $298,000 at August 31, 2008. User and client growth showed the highest quarterly change in the last two years during the fourth quarter of fiscal 2010. Our client count expanded with 65 net new clients during fiscal 2010 as we saw fewer cancellations and more new clients. The decline in cancellations is directly correlated to a decrease in firm closures. Total user count growth of 5,500 professionals over the past 12 months was from both buy-side and sell-side firms and driven by the combination of advanced FactSet applications including real-time news and quotes with a vast array of data supported by FactSet client service.

At August 31, 2009, client count was 2,045, a net decline of 40 clients over the prior year. Sell-side firms continued to scale back as the headcount reduction in 2009 was almost entirely sell-side driven and was the effect of several large mergers and industry-wide employee reductions. The lack of available credit throughout most of the fiscal year adversely impacted the number of M&A transactions and the profitability of sell-side banks.

At August 31, 2010, annual client retention was greater than 95% of ASV, consistent with last year. On a client basis, our annual retention rate improved to 90% of clients at August 31, 2010 as compared to 87% a year ago, reflecting a reduction in client turnover. Although we continue to see client consolidations and firm failures in the industry, we are experiencing the success of some longer term sales efforts as firms are more willing to commit to FactSet to replace other systems, demonstrating the value of our service to clients. As of August 31, 2010, our largest individual client accounted for less than 2% of total ASV. Subscriptions from our ten largest clients did not surpass 16% of total ASV as of August 31, 2010, consistent with August 31, 2009 and down from 17% as of August 31, 2008.

Operating Expenses

(in thousands) Years Ended August 31,	2010	2009	2008
Cost of services	$206,550	$209,364	$191,239
Selling, general and administrative	212,875	201,629	200,393

Total operating expenses	$419,425	$410,993	$391,632
Operating income	$221,634	$211,030	$183,887
Operating Margin	34.6%	33.9%	32.0%

Cost of Services

Fiscal 2010 compared to Fiscal 2009

For the twelve months ended August 31, 2010, cost of services decreased 1% to $206.6 million as compared to $209.4 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 32.2% during fiscal 2010, a decline of 145 basis points from fiscal 2009. The decrease year over year was driven by lower levels of third party data costs and a reduction in data vendor royalty payments partially offset by higher employee compensation.

Data costs, expressed as a percentage of revenues, decreased 210 basis points for the twelve months ended August 31, 2010 compared to fiscal 2009. Lower external collection costs were the result of a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and the termination of a business process outsourcing (“BPO”) relationship in May 2009. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics. Annual third-party royalty payments were reduced by $6.1 million in fiscal 2010 due to the deployment of our own proprietary content over the FactSet platform.

An increase in employee compensation partially offset the overall decrease to cost of services expressed as a percentage of revenues during fiscal 2010 compared to the same period a year ago. Employee compensation, expressed as a percentage of revenues, increased 70 basis points during the twelve months ended August 31, 2010 due to expanding the number of employees in our offshore proprietary content collection operations and increased variable compensation. Over the last 12 months, we have increased our content collection headcount by over 900 employees, primarily at our offshore facilities in India and the Philippines. At August 31, 2010, approximately 55% of our employees were involved with content collection, as compared to 45% at August 31, 2009.

Fiscal 2009 compared to Fiscal 2008

Cost of services advanced 9% to $209.4 million in fiscal 2009 from $191.2 million in fiscal 2008. Cost of services expressed as a percentage of revenues increased 45 basis points to 33.7% during fiscal 2009 from 33.2% a year ago. The increase was driven by higher employee compensation, computer related expenses and computer depreciation partially offset by a reduction in data costs.

Employee compensation, expressed as a percentage of revenues, increased 20 basis points during fiscal 2009 due to expanding the number of employees, primarily for our investment in FactSet Fundamentals which was not in operation before August 2008. The first quarter of fiscal 2009 marked the first full quarter of operations for FactSet Fundamentals. Employee count as of August 31, 2009 was 2,962, up 53% over the prior year and was driven by the expansion of FactSet’s proprietary content operation including the FactSet Fundamentals collection team. We discontinued a BPO relationship in May 2009. Computer related expenses, including computer maintenance costs, rose 30 basis points in fiscal 2009 as compared to fiscal 2008 primarily due to the transition to Hewlett Packard Integrity mainframe machines in our data centers.

Computer maintenance contracts on the new mainframe machines commenced one year after deployment, as each were covered under warranty during fiscal 2008. Computer depreciation increased 20 basis points in fiscal 2009 as compared to the same period in fiscal 2008 because no mainframe machines became fully depreciated during in fiscal 2009.

A reduction in data costs partially offset the overall increase to cost of services in fiscal 2009. Data costs, as a percentage of revenues, decreased 20 basis points in fiscal 2009 compared to fiscal 2008. Lower data costs were the result of ending a BPO relationship in May 2009 and a reduction in variable fees payable to data vendors based on deployment of their content over the FactSet platform.

Selling, General and Administrative

Fiscal 2010 compared to Fiscal 2009

Selling, general, and administrative (“SG&A”) expenses increased 6% to $212.9 million in fiscal 2010 from $201.6 million in fiscal 2009. SG&A expenses, expressed as a percentage of revenues, rose 80 basis points to 33.2% in fiscal 2010 from 32.4% a year ago. The increase was driven by higher employee compensation, a rise in travel and entertainment (“T&E”) expenses, increased occupancy costs, including the amortization and depreciation of furniture, fixtures and leasehold improvements and higher marketing costs partially offset by foreign currency.

Employee compensation expressed as a percentage of revenues increased 90 basis points during fiscal 2010 compared to the same period a year ago due to headcount growth, normal merit salary increases and higher variable compensation partially offset by favorable currency rates. During fiscal 2010, the number of employees performing SG&A functions increased 9%. As of August 31, 2010, 20% of our employees conduct sales and consulting services and 5% provide administrative support, representing approximately 1,000 employees. The increase in headcount was partially offset by the strengthening of the U.S. dollar during fiscal 2010 as 40% of our employees performing SG&A roles reside outside the U.S.

T&E expenses, expressed as a percentage of revenues, increased 30 basis points during fiscal 2010 compared to the same period in fiscal 2009 primarily due to more client visits and an increase in U.S. traveling overseas. During the past 12 months, travel has increased to enable us to manage our Hyderabad and Manila operations, as we continue to expand our proprietary content collection. Total T&E costs related to air travel and hotel stays by U.S. employees rose by 30% year over year as a result of increased international airline ticketing fees and hotel costs. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, increased 65 basis points compared to a year ago due to recent office expansions in New York, Hyderabad and Manila in addition to the acquisition of Market Metrics on June 1, 2010. Occupancy costs continue to rise as we further fit-out space for our content collection operations in the Far East. Marketing expenses, expressed as a percentage of revenues, increased 20 basis points compared to a year ago as we increased the number of advertising campaigns in fiscal 2010 to market the new FactSet, especially in London, New York and Chicago.

Partially offsetting the increase in SG&A expenses were foreign currency hedging losses included in the prior year as compared to fiscal 2010. A loss on derivatives of $5.2 million was recorded in SG&A in fiscal 2009 as compared to a gain of $0.8 million in the current year. This impacted SG&A, expressed as a percentage of revenues, by 100 basis points during fiscal 2010.

Fiscal 2009 compared to Fiscal 2008

SG&A expenses rose 1% to $201.6 million in fiscal 2009 as compared to $200.4 million in fiscal 2008. However, SG&A expenses expressed as a percentage of revenues declined to 32.4% in fiscal 2009 compared to 34.8% in fiscal 2008. The decrease of 240 basis points in SG&A was driven by lower employee compensation and T&E expenses partially offset by an increase in occupancy costs.

Employee compensation expressed as a percentage of revenues decreased 135 basis points during fiscal 2009 compared to fiscal 2008 due to favorable currency rates and reduced headcount growth in the U.S. and Europe. The U.S. dollar strengthened during fiscal 2009, reducing our international employee compensation base. The decrease in T&E costs expressed as a percentage of revenues of 145 basis points in fiscal 2009 as compared to fiscal 2008 was primarily due a decrease in the cost per trip, a prudent approach to interoffice travel and the occurrence of our engineering conference only in fiscal 2008.

A reduction in employee compensation and T&E was partially offset by an increase in occupancy costs year in fiscal 2009 compared to fiscal 2008. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues increased 45 basis points in fiscal 2009 due to recent office expansions in Boston, New York, Norwalk, Hyderabad, Tokyo and Manila.

Operating Income and Operating Margin

Fiscal 2010 compared to Fiscal 2009

Operating income increased 5% to $221.6 million in fiscal 2010 from $211.0 million in fiscal 2009. Our operating margin during fiscal 2010 was 34.6%, up 70 basis points from 33.9% a year ago primarily due to lower data costs and foreign currency gains from hedging activities partially offset by higher compensation expense and a rise in T&E and occupancy costs. Since 98% of our ASV is billed in U.S. dollars, the strengthening of the U.S. dollar year over year improved our operating margin 70 basis points. Foreign currency reduced our operating expenses by $3.8 million and increased operating income by $4.7 million during fiscal 2010. Over the past 12 months we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. A continued focus on efficiency and trimming non-essential costs has allowed FactSet to improve operating income and margin in an environment with 3% revenue growth year over year.

Partially offsetting the benefit from favorable currency rates and lower data costs was the continued investment in our personnel. Employee count grew 39% to 4,116 as of August 31, 2010 and was driven by the expansion of our proprietary content collection operations in India and the Philippines, as well as the hiring of consultants and software engineers in the second half of fiscal 2010.

Fiscal 2009 compared to Fiscal 2008

Operating income was up 15% in fiscal 2009 as compared to fiscal 2008. Our operating margin was 33.9% in fiscal 2009, an increase of 190 basis points from 32.0% in fiscal 2008. The 190 basis point increase was primarily due to favorable currency rates, cost saving initiatives and incremental stock-based compensation in the prior year. The strengthening of the U.S. dollar improved our operating margin by 220 basis points as operating expenses were reduced by $13.8 million and operating income increased $13.6 million during fiscal 2009. Cost saving initiatives covered a range of operational areas, including implementing more cost effective means to connect clients to our data centers, data cost reductions from renegotiating terms with vendors, review of usage data for royalty-based payments, implementing an approval process to encourage a more judicious approach to interoffice travel, reducing the number of ex-patriot assignments, improving our marketing spend efficiency and using the capabilities of a laptop to eliminate the need to purchase a phone for every employee. Included in fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that vested in August 2008. The change in the estimate increased operating expenses by $2.4 million in the year ago period and decreased operating margins by 40 basis points.

FactSet Fundamentals expenses in fiscal 2009 partially offset operating margin growth by 120 basis points when compared to fiscal 2008 as compensation expense from new employee growth to support the fundamental collection operation and the amortization of acquired intangible assets and prepaid daily database updates were incurred.

Operating Income by Segment

(in thousands) Years Ended August 31,	2010	2009	2008
U.S.	$136,014	$142,893	$123,971
Europe	76,338	47,601	38,104
Asia Pacific	9,282	20,536	21,812

Consolidated	$221,634	$211,030	$183,887

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

Fiscal 2010 compared to Fiscal 2009

Operating income from our U.S. business decreased 5% to $136.0 million in fiscal 2010 compared to $142.9 million in the same period a year ago. The decrease in operating income from our U.S. business was due to higher compensation expense, a rise in T&E expense and increased occupancy and marketing costs partially offset by $11.4 million of incremental revenues and lower data costs. The increase in U.S. employee compensation is due to a 9% headcount growth in the U.S., normal merit salary increases of approximately 5% and higher variable compensation. T&E rose because we had more client visits and increased travel from the U.S. to our content collections operations in India and the Philippines. During fiscal 2010 we entered into a new lease agreement to expand our New York location by 22,000 square feet to support operations resulting in higher occupancy costs in the current year as well as incremental future minimum rental payments of $6.2 million over the remaining non-cancelable lease term. Lastly, marketing costs increased in fiscal 2010 as compared to the prior year in the U.S. and throughout each operating segment as we released the new FactSet in September 2009. Revenues from our U.S. business increased $11.4 million in fiscal 2010 compared to a year ago due to client and user growth, our real-time news and quotes capabilities included in the new FactSet, growth in PA, the expanded deployment of our proprietary, our annual price increase for U.S. investment management clients, $3.9 million from the acquisition of Market Metrics partially offset by client consolidations, firm failures and sell-side companies that scaled back expenditures in the first half of fiscal 2010.

European operating income increased $28.7 million in fiscal 2010 compared to same period a year ago. The increase in European operating income is due to a $5.0 million increase in revenues, favorable currency exchange rates, lower variable fees payable to data vendors, a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and the termination of a BPO relationship in May 2009. European revenues advanced $5.0 million due to a broader selection of global content and the continued deployment of our portfolio analysis, risk and quantitative applications. The strengthening of the U.S. dollar against the British Pound Sterling and Euro year over year resulted in a benefit to operating income by $5.5 million within the European segment.

Asia Pacific operating income decreased 55% to $9.3 million in fiscal 2010 compared to $20.5 million in fiscal 2009. The decrease in Asia Pacific operating income is primarily driven by the offshore expansion of our proprietary content operations in India and the Philippines as well as increased occupancy costs for our office expansions in Japan, India and the Philippines, partially offset by a 6% increase in revenues. Employee compensation increased due to expanding the number of employees in our offshore proprietary content collection operations. Over the last 12 months, we have increased our content collection headcount by over 900 employees at our offshore facilities in India and the Philippines. At August 31, 2010, approximately 55% of our employees are involved with content collection, as compared to 45% at August 31, 2009.

Fiscal 2009 compared to Fiscal 2008

Operating income from our U.S. segment advanced 15% to $142.9 million during fiscal 2009 compared to $124.0 million in fiscal 2008 primarily due to a 6% increase in revenues, lower variable data fees, a decline in T&E costs and a reduction in SG&A employee compensation partially offset by higher computer related expenses. European operating income increased 25% to $47.6 million during fiscal 2009 compared to $38.1 million in fiscal 2008 primarily due to an 11% increase in revenues and a decrease in T&E costs. Asia Pacific operating income decreased 6% to $20.5 million during fiscal 2009 compared to $21.8 million in fiscal 2008 primarily due to a full year of operations for FactSet Fundamentals and increased rent expense for office expansion in Japan, India and the Philippines partially offset by a 15% increase in revenues.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) Years Ended August 31,	2010	2009	2008
Other income	$547	$1,092	$5,160
Provision for income taxes	$71,970	$67,172	$64,030
Net income	$150,211	$144,950	$125,017
Diluted earnings per common share	$3.13	$2.97	$2.50
Effective Tax Rate	32.4%	31.7%	33.9%

Other Income

Fiscal 2010 compared to Fiscal 2009

During fiscal 2010, the Federal Reserve continued to maintain low U.S. interest rates which reduced returns on our investments in U.S. treasuries and U.S. government agency securities. The low interest rates resulted in a decrease in other income by $0.5 million in fiscal 2010 as compared to fiscal 2009. At no time during fiscal 2010 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Fiscal 2009 compared to Fiscal 2008

Other income declined 79% to $1.1 million in fiscal 2009 as compared to the same period a year ago. The decline in other income was a result of the Federal Reserve lowering U.S. interest rates by 220 basis points over the last twelve months. At no time during fiscal 2009 did a component of our investment portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

Fiscal 2010 compared to Fiscal 2009

In fiscal 2010, the provision for income taxes increased 7% to $72.0 million as compared to fiscal 2009 due to higher pre-tax income partially offset by income tax benefits of $1.3 million. Our annual effective tax rate for fiscal 2010 before discrete items of $1.3 million was 32.9%. Our annual effective tax rate before discrete items for fiscal 2009 was 33.6%, a 70 basis point decrease year over year primarily due to higher levels of non-U.S. taxable income and an increase in our domestic production activities (Section 199) deduction.

During fiscal 2010, we recorded income tax benefits of $1.3 million associated with the finalization of our fiscal 2009 tax return, adjustments to certain reserves to reflect the lapse of statute of limitations and higher levels of non-U.S. taxable income. The fiscal 2010 effective tax rate appropriately reflects the U.S. Federal R&D credit only for the first four months of our 2010 fiscal year as the R&D credit expired on December 31, 2009. Our effective tax rate is based on current enacted tax laws and as such, reflects the R&D tax credit only for the first four months of fiscal 2010. The expiration of the R&D tax credit on December 31, 2009 resulted in a 100 basis point increase in our fiscal 2010 effective tax rate.

Fiscal 2009 compared to Fiscal 2008

The provision for income taxes advanced 5% in fiscal 2009 from $64.0 million in fiscal 2008. Our effective tax rate for fiscal 2009 was 31.7% compared to 33.9% in fiscal 2008. The decrease in our effective tax rate for fiscal 2009 of 220 basis points was due to $4.0 million of income tax benefits recognized in fiscal 2009 from the reenactment of the U.S. Federal R&D tax credit in October 2008, retroactive to January 1, 2008, finalizing our prior year tax returns, a tax credit for repatriating foreign earnings to the U.S. and adjusting certain reserves to reflect the lapse of statute of limitations.

Net Income and Earnings per Share

Fiscal 2010 compared to Fiscal 2009

Net income rose 4% to $150.2 million and diluted earnings per common share increased 5% to $3.13 in fiscal 2010 compared to the year ago period. Included in fiscal 2010 were income tax benefits of $0.03 per diluted share from finalizing our U.S. tax return for 2009, adjusting certain reserves to reflect the lapse of statute of limitations and higher levels of non-U.S. taxable income. Excluding the income tax benefits of $0.03 per diluted share in fiscal 2010 and $0.09 per diluted share in fiscal 2009, our diluted earnings per share grew 7% year over year. Net income and diluted earnings per share grew in fiscal 2010 as compared to fiscal 2009 due a 3% increase in revenues, lower data costs and favorable currency rates partially offset by higher compensation expense as it remains our philosophy to expand over the long-term by investing in our employees and our position as a premium provider of financial information and analytical tools.

Fiscal 2009 compared to Fiscal 2008

Net income rose 16% to $144.9 million and diluted earnings per common share increased 19% to $2.97 in fiscal 2009 compared to fiscal 2008. Included in fiscal 2009 was a $0.03 per share benefit from the reenactment of the U.S. Federal R&D credit in October 2008, a $0.06 per share benefit related to finalizing prior years’ tax returns and repatriating foreign earnings to the U.S. and a $0.03 per share benefit from incremental stock-based compensation in the prior year related to performance-based options partially offset by a $0.09 per share reduction in diluted earnings per share from FactSet Fundamentals. FactSet Fundamentals expenses in fiscal 2009 were primarily compensation from new employee growth to support the fundamental collection operation and the amortization of acquired intangible assets and prepaid daily database updates.

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

As depicted in the chart below, our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $17 million while our non-U.S. dollar denominated expenses are $128 million, which translates into a net foreign currency exposure of $111 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
British Pound Sterling	$1,022	$48,467	$(47,445)
Euro	898	34,311	(33,413)
Japanese Yen	15,370	10,960	4,410
Other	—	34,234	(34,234)

Total	$17,290	$127,972	$(110,682)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 65% of our employees are located. Foreign currency movements increased diluted earnings per share by $0.07 in fiscal 2010 when holding currencies constant from fiscal 2009.

To reduce variability in operating expenses denominated in British Pound Sterling and Euro from foreign currency fluctuations, we entered into foreign currency forward contracts during fiscal 2010 and fiscal 2009. As of August 31, 2010, we have hedged 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential ineffectiveness of the hedge. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At August 31, 2010, the notional principal and fair value (liability) of foreign exchange contracts to purchase Euros with U.S. dollars were €32.5 million and ($1.2) million, respectively. The notional principal and fair value asset of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £21.1 million and $0.9 million, respectively, at August 31, 2010. A gain on derivatives for the twelve months ended August 31, 2010 of $0.8 million was recorded into operating income in our Consolidated Statements of Income as compared to a loss of $5.2 million in fiscal 2009.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Years Ended August 31,	2010	2009	2008
Net cash provided by operating activities	$211,080	$207,770	$143,124
Capital expenditures (1)	(20,768)	(24,040)	(35,780)

Free cash flow (2)	$190,312	$183,730	$107,344
Net cash (used in) provided by investing activities	$(75,948)	$1,220	$(119,268)
Net cash used in financing activities	$(151,568)	$(110,419)	$(73,583)
Cash and cash equivalents at end of year (August 31st)	$195,741	$216,320	$117,986

(1)	Included in net cash (used in) provided by investing activities during each fiscal year reported above.

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

Fiscal 2010 compared to Fiscal 2009

Cash and cash equivalents aggregated to $196 million or 30% of our total assets at August 31, 2010, compared with $216 million or 34% of our total assets at August 31, 2009. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $21 million since August 31, 2009 as a result of cash outflows of $193 million related to stock repurchases, $55 million for the purchase of the Market Metrics business in June 2010, dividend payments of $38 million, capital expenditures of $21 million and $4 million from the effect of exchange rate changes on our foreign cash balances partially offset by cash provided by operations of $211 million, $55 million from the exercise of employee stock options and $24 million of tax benefits from share-based payment arrangements.

During the last twelve months, free cash flow rose 4% to $190 million and exceeded net income by 27%. Drivers of free cash flow during fiscal 2010 were record levels of net income, positive working capital changes and a reduction in capital expenditures. The improvement in working capital of $40 million during fiscal 2010 resulted primarily from tax benefits from stock option exercises during the year resulting in lower income tax payments and a 5% decrease in accounts receivable. Over the last 12 months, our accounts receivable balance has decreased $3 million while ASV is up $61 million over the same period. At August 31, 2010 our days sales outstanding (“DSO”) was 31 days as compared to 37 days at August 31, 2009 due to the efficiency of our collection group. We have seen DSOs decrease substantially over the past several years as a result of increased investment in our highly motivated collection and information systems teams.

We historically pay variable employee compensation related to the previous fiscal year in the first fiscal quarter. This cash outlay is anticipated to be approximately $37.5 million in the first quarter of fiscal 2011. We have included the payout in accrued compensation on our balance sheet at August 31, 2010. Variable employee compensation paid in the first quarter of fiscal 2010 was $32.0 million, relating to fiscal 2009.

Net cash used in investing activities increased to $76 million in fiscal 2010 due to $55 million of net cash paid for Market Metrics on June 1, 2010 and $21 million of capital expenditures, of which 65% were for computer equipments and the remainder covered office space expansion in New York, India and the Philippines. Fiscal 2009 included $25 million of net proceeds from the sale of investments as we shifted from fixed income government securities to money market funds.

Net cash used in financing activities was up 37% in fiscal 2010 as compared to fiscal 2009 due to incremental share repurchases and an increase in dividends paid partially offset by higher income tax benefits from stock option exercises. During fiscal 2010, we repurchased 2.8 million shares for $193 million under the program, an increase of $89 million over the prior year. On May 14, 2010, our Board of Directors approved a 15% increase in the regular quarterly dividend from $0.20 per share to $0.23 per share, or $0.92 per share per annum, beginning with our dividend payment in June 2010. We paid out $38 million of dividends in fiscal 2010 compared to $35 million in fiscal 2009.

Partially offsetting the cash used in financing activities for share repurchases and dividends were $80 million of proceeds and tax benefits received from employee stock option exercises in fiscal 2010, an increase of $52 million over fiscal 2009. For the twelve months ended August 31, 2010, there were 2.0 million options exercised as compared to only 0.8 million in fiscal 2009.

Fiscal 2009 compared to Fiscal 2008

Cash and cash equivalents aggregated to $216 million at August 31, 2009, compared with $118 million or 20% of our total assets at August 31, 2008. Our cash and cash equivalents increased $98 million in fiscal 2009 as a result of cash provided by operations of $208 million, $25 million of proceeds from the sale of investments and $24 million from the exercise of employee stock options partially offset by cash outflows of $104 million related to stock repurchases, dividends paid of $35 million and capital expenditures of $21 million, net of landlord contributions for construction of $3 million.

During fiscal 2009, free cash flow rose 71% to $184 million and exceeded net income by 27%. Drivers of free cash flow during fiscal 2009 were increased levels of net income, execution on cost savings initiatives, positive working capital changes, favorable currency rates and a reduction in capital expenditures. The improvement in working capital was primarily from a $12 million or 16% decrease in accounts receivable. Over the last 12 months, our accounts receivable balance decreased 16%, while revenues grew 8%. At August 31, 2009 our DSO was 37 days as compared to 44 days at August 31, 2008.

Net cash provided by investing activities improved by $120 million in fiscal 2009 as compared to fiscal 2008 due to the acquisitions of Thomson Fundamentals and DealMaven in fiscal 2008 and lower capital expenditures. There were no business acquisitions during fiscal 2009.

Net cash used in financing activities advanced 50% in fiscal 2009 as compared to fiscal 2008 primarily due to incremental share repurchases and an increase in the dividends paid per share. During fiscal 2009, we repurchased 2.2 million shares for $104 million under the program. On May 12, 2009, our Board of Directors approved an 11% increase in the regular quarterly dividend from $0.18 per share to $0.20 per share, or $0.80 per share per annum, beginning with our dividend payment in June 2009.

Capital Resources

Capital Expenditures

Capital expenditures were $20.3 million, net of landlord contributions for construction of $0.5 million for fiscal 2010, down from $21.4 million in the same period a year ago. Approximately $13.5 million or 65% of capital expenditures were for computer equipment, which included buying laptop computers and peripherals for our growing employee base and adding Hewlett Packard Integrity mainframe machines to each of our data centers that increased capacity by approximately 25%. The remaining $6.8 million of capital expenditures were for the build out of new office space in our New York, Hyderabad, and the Philippines and additional furnishing of the Hong Kong office. We continue to expand aggressively to house and grow our proprietary content operations and other functions that can be run efficiently in remote office locations. Over the past 2 years, our worldwide leased office space has increased by 23% and is up to 640,000 rentable square feet as of August 31, 2010. Capital spending levels decreased $1.1 million in fiscal 2010 compared to the same period a year ago due to the fiscal 2009 build out of new office space in Boston, New York, Norwalk, Hyderabad and Manila.

Capital expenditures during fiscal 2009 totaled $21.4 million, net of landlord contributions for construction of $2.6 million, a decrease from $34.8 million in the fiscal 2008. Approximately $11.1 million or 52% of capital expenditures was for computer equipment, including the purchase of additional Hewlett Packard Integrity mainframes to increase the processing speed of our data centers. The remaining 48% or $10.3 million of capital expenditures, net of landlord contributions for construction, was for the build out of new space in our New York, Boston, Norwalk, Hyderabad and Manila office locations as well as additional furnishing of our London and Norwalk offices. Capital spending levels decreased compared to the prior year due to improvements in hardware utilization and landlord contributions received to fund the build out of new office space in New York, Boston, Norwalk and Manila. Enhanced hardware utilization was a result of efficiencies realized from updates to our data storage policy and streamlining batch processing jobs. The additional purchases of Integrity mainframes in fiscal 2008 completed our transition to Hewlett Packard Integrity mainframes in our data centers well ahead of schedule.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

We maintain our three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of August 31, 2010. We are obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of August 31, 2010 and 2009, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of August 31, 2010, 2009 or 2008.

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

The following table summarizes our significant contractual obligations as of August 31, 2010 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	2011	2012-2013	2014-2015	2016 and thereafter	Total
Note payable	$—	$—	$—	$—	$—
Operating leases (1)	22,495	39,907	30,132	48,270	140,804
Purchase obligations (2)	42,472	3,163	—	—	45,635
Deferred rent and other non-current liabilities	21,849	—	—	—	21,849

Total by period	$86,816	$43,070	$30,132	$48,270	$208,288
Non-current taxes payable and deferred taxes (3)					11,077

Total contractual obligations					$219,365

(1)

At August 31, 2010, we leased office space in the U.S. in New York, New York; Boston, Massachusetts; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; San Mateo, California; Newark, New Jersey; and Tuscaloosa, Alabama. Outside the U.S. our operations are conducted in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; Hong Kong; Hyderabad and Mumbai, India; Sydney, Australia; and Manila, the Philippines. The leases expire on various dates through March 2021. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.

(2)

Purchase obligations represent payment due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services.

(3)

Non-current income taxes payable of $7 million and non-current deferred tax liabilities of $4 million have been included only in the total column in the preceding table due to uncertainty regarding the timing of future payments. Non-current income taxes payable includes uncertain tax positions (see Note 15 to the Consolidated Financial Statements) partially offset by payments and certain other items.

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

Share Repurchase Program

On June 14, 2010, our Board of Directors approved an expansion of the existing share repurchase program by an additional $150 million. During fiscal 2010, we repurchased 2.8 million shares for $193 million under the program. Including the expansion, $159 million remains authorized for future share repurchases as of August 31, 2010. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

On March 16, 2009, our Board of Directors approved an expansion of the existing share repurchase program by an additional $100 million. During fiscal 2009, we repurchased 2.2 million shares for $104 million under the program. At August 31, 2009, $102 million remained authorized for future share repurchases.

Dividends

On May 14, 2010, our Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with our dividend payment in June 2010 of $0.23 per share, or $0.92 per share per annum. The cash dividend of $10.7 million was paid on June 15, 2010, to common stockholders of record on May 28, 2010. On August 10, 2010, a regular quarterly dividend of $0.23 per share was announced. The cash dividend of $10.6 million was paid on September 21, 2010, to common stockholders of record on August 31, 2010. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Revenue Recognition

Our revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. Revenue is recognized when the client subscribes to FactSet services, the service has been rendered and earned during the month, the amount of the subscription is fixed and determinable based on established rates quoted on an annualized basis and collectibility is reasonably assured.

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

In accordance with this policy, our receivable reserve was as follows (in thousands, except percentages):

At August 31,	2010	2009	2008
Receivable reserve	$1,862	$1,712	$1,681
% of gross accounts receivable	3.0%	2.7%	2.2%

Actual cancellations and billing adjustments could differ from those estimated amounts and could have an impact on the financial statements of higher or lower expense. A 10% change in actual cancellations and billing adjustments during fiscal 2010 and 2009 would have affected our receivable reserves by approximately $0.1 million in both years.

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. Cash equivalents are classified as Level 1 while our derivative instruments (foreign exchange forward contracts) are classified as Level 2. Our institutional money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, our cash equivalents are classified as Level 1. We utilize the income approach to measure fair value for our derivative instruments (foreign exchange forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore are classified as Level 2.

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information and could be adjusted based on market indices or other information that management deems material to their estimate of fair value. In the current market environment, the assessment of fair value can be difficult and subjective.

However, given the relative reliability of the inputs we use to value our derivatives, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of judgment was material to the valuations as of August 31, 2010.

Business Combinations

We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates are based on historical experience, information obtained from the management of the acquired companies and when appropriate, includes assistance from independent third-party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Valuation of Goodwill

We evaluate goodwill at the reporting unit level for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. We determined that there were three reporting units during fiscal years 2010, 2009 and 2008, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. Our reporting units evaluated for potential impairment during fiscal years 2010, 2009 and 2008 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting we use to manage our business and operations. We performed our annual goodwill impairment test during the fourth quarter of fiscal years 2010, 2009 and 2008 and determined that there were no reporting units that were deemed at risk and there had been no impairment. The carrying value of goodwill as of August 31, 2010, was $222 million.

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

Depreciable Lives of Property, Equipment and Leasehold Improvements

The net book value of our property, equipment and leasehold improvements at August 31, 2010 was $79 million, representing 12% of our consolidated total assets. Depreciation expense for the year ended August 31, 2010 was $29 million, or 7% of total operating expenses. Management’s judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

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

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2010, was $79 million.

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

Accrued Compensation

In conformity with generally accepted accounting principles, we make significant estimates in determining our accrued compensation. Approximately 20% of our employee incentive compensation programs are discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2010 was $37.5 million.

Stock-Based Compensation

We have an employee stock-based compensation plan, which includes share-based payment awards to employees, a non-employee director’s plan and an employee stock purchase plan. See Note 13 and Note 14 to our Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K, for a complete discussion of our stock-based compensation programs.

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense for the twelve months ended August 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Stock-based compensation	$14,065	$13,623	$13,651
Tax impact of stock-based compensation	(4,627)	(4,550)	(4,682)

Stock-based compensation, net of tax	$9,438	$9,073	$8,969

Net income, including stock-based compensation	$150,211	$144,950	$125,017

Diluted earnings per common share, as reported	$3.13	$2.97	$2.50
Impact on diluted earnings per common share	$(0.20)	$(0.19)	$(0.18)

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

We utilize a lattice-binomial option-pricing model to estimate the fair value of new employee stock option awards at the date of grant. Option-pricing models require management to make assumptions and to apply judgment to determine the fair value of our awards. These assumptions and judgments include estimating the future volatility of our stock price over the term of the awards, expected dividend yield, future option forfeitures and future employee stock option exercise behaviors. Changes in these assumptions can materially affect the fair value estimate.

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

August 2007 Performance-based Option Grant Review

In August 2007, we granted 896,194 performance-based employee stock options. None of these performance-based stock options granted vested because we did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. These performance-based options were recorded as forfeitures in August 2009.

August 2008 Performance-based Option Grant Review

In August 2008, we granted 1,058,981 performance-based employee stock options. None of these performance-based stock options granted vested because we did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. These performance-based options were recorded as forfeitures in August 2010.

October 2009 Performance-based Option Grant Review

In October 2009, we granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At August 31, 2010, we estimated that 20% or 180,133 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.3 million to be recognized over the remaining vesting period. A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(765)	$—
20%	$2,285	$—	$137
60%	$6,855	$1,530	$411
100%	$11,425	$3,060	$685

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

June 2010 Performance-based Option Grant Review

In June 2010, we granted 820,202 performance-based employee stock options. The number of performance-based options that vest is based on us achieving certain ASV levels over a six year period. At August 31, 2010, we estimated that 139,509 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.6 million to be recognized over the remaining vesting period.

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities (Section 199) deductions. Our effective tax rate was 32.4%, 31.7% and 33.9% in fiscal 2010, 2009, and 2008, respectively.

We recognize the benefit of an income tax position only if it is “more-likely-than-not” that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We will classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements.

As of August 31, 2010, we have gross unrecognized tax benefits totaling $7.3 million, including $1.1 of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our provision for income taxes is subject to volatility and could be adversely impacted by lower earnings than anticipated in countries that have lower tax rates and higher earnings than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit laws; by transfer pricing adjustments including the post-acquisition integration of purchased intangible assets from certain acquisitions; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; or by changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations of them. Significant judgment is required to determine recognition and measurement. Further, as a result of certain ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

New Accounting Pronouncements

See Note 2 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Despite recent market improvements, since September 1, 2008, major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) have experienced increased levels of volatility.

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

Our sell-side clients who perform M&A advisory work and equity research account for approximately 18% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients such as Bear Stearns, Lehman Brothers, Merrill Lynch and Wachovia were purchased by other firms as their viability as stand-alone entities came into question. More of our clients could encounter similar problems. The recent lack of confidence in the global banking system caused declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on management’s current expectations, estimates, forecast and projections about the industries in which we operate and the beliefs and assumptions of our management. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These include statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results. Forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “subscriptions,” “believes,” “estimates,” “may” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

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

Dividend Payment

On August 10, 2010, a regular quarterly dividend of $0.23 per share was announced. The cash dividend of $10.6 million was paid on September 21, 2010, to common stockholders of record on August 31, 2010. Future cash dividends will be paid using our existing and future cash generated by operations.

Business Outlook

The following forward-looking statements reflect our expectations as of September 21, 2010. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2011 Expectations

•	Revenues are expected to range between $169 million and $174 million.

•	Diluted earnings per share should range between $0.83 and $0.85. Both ends of this range include a $0.01 reduction to reflect the lapse of the U.S. Federal R&D tax credit on January 1, 2010.

Full Year Fiscal 2011

•	The 2011 guidance for capital expenditures, net of landlord contributions, is $22 million and $28 million.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $17 million while our non-U.S. dollar denominated expenses are $128 million, which translates into a net foreign currency exposure of $111 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of our cash and cash equivalents at August 31, 2010 was $196 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investments policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

Current market events have not required us to materially modify or change our financial risk management strategies with respect to our exposures to foreign currency exchange risk and interest rate risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippines Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $17 million while our non-U.S. dollar denominated expenses are $128 million, which translates into a net foreign currency exposure of $111 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During fiscal 2010 we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At August 31, 2010, the notional principal and fair value (liability) of foreign exchange contracts to purchase Euros with U.S. dollars were €32.5 million and ($1.2) million, respectively. The notional principal and fair value asset of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £21.1 million and $0.9 million, respectively, at August 31, 2010.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2010. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased $7.3 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by reductions in our Euro and British Pound Sterling expense base. Had we not had any hedges in place as of August 31, 2010, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2010 would result in a decrease in operating income by $9.3 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2010 would increase the fair value of total assets by $22 million and equity by $18 million.

Interest Rate Risk

The fair market value of our cash and cash equivalents at August 31, 2010 was $196 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of FactSet’s fiscal 2010, 2009 and 2008 consolidated financial statements and of its internal control over financial reporting as of August 31, 2010 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report appearing on page 53.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of August 31, 2010. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on the Company’s internal control over financial reporting, which is included in their report on the following page.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PHILIP A. HADLEY	/s/ MAURIZIO NICOLELLI
Philip A. Hadley	Maurizio Nicolelli
Chairman of the Board of Directors and Chief Executive Officer	Senior Vice President and Director of Finance
(Principal Executive Officer)	(Principal Financial Officer)
October 29, 2010	October 29, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Stamford, Connecticut
October 29, 2010

Consolidated Statements of Income

(In thousands, except per share data)

Years Ended August 31,	2010	2009	2008
Revenues	$641,059	$622,023	$575,519
Operating expenses
Cost of services	206,550	209,364	191,239
Selling, general and administrative	212,875	201,629	200,393

Total operating expenses	419,425	410,993	391,632

Operating income	221,634	211,030	183,887
Other income	547	1,092	5,160

Income before income taxes	222,181	212,122	189,047
Provision for income taxes	71,970	67,172	64,030

Net income	$150,211	$144,950	$125,017

Basic earnings per common share	$3.22	$3.07	$2.60
Diluted earnings per common share	$3.13	$2.97	$2.50
Weighted average common shares (Basic)	46,698	47,158	48,065
Weighted average common shares (Diluted)	48,004	48,789	50,080

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition

(In thousands, except share data)

At August 31,	2010	2009
CURRENT ASSETS
Cash and cash equivalents	$195,741	$216,320
Accounts receivable, net of reserves of $1,862 and $1,712 at August 31, 2010 and 2009, respectively	59,693	62,854
Prepaid FactSet Fundamentals database updates	—	1,787
Prepaid taxes	—	7,415
Deferred taxes	2,812	4,319
Other current assets	6,899	6,715

Total current assets	265,145	299,410
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	160,952	161,479
Less accumulated depreciation and amortization	(81,457)	(73,100)

Property, equipment and leasehold improvements, net	79,495	88,379
Goodwill	221,991	181,355
Intangible assets, net	52,179	46,350
Deferred taxes	19,601	13,110
Other assets	6,197	5,348

TOTAL ASSETS	$644,608	$633,952

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,976	$25,121
Accrued compensation	48,607	41,889
Deferred fees	25,034	23,005
Taxes payable	1,073	—
Dividends payable	10,586	9,348

Total current liabilities	109,276	99,363
NON-CURRENT LIABILITIES
Deferred taxes	3,731	4,609
Taxes payable	7,346	6,437
Deferred rent and other non-current liabilities	21,849	22,714

TOTAL LIABILITIES	$142,202	$133,123

Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 60,142,905 and 58,071,513 shares issued; 46,024,137 and 46,739,995 shares outstanding at August 31, 2010 and 2009, respectively	601	581
Additional paid-in capital	344,144	248,840
Treasury stock, at cost 14,118,768 and 11,331,518 shares at August 31, 2010 and 2009, respectively	(607,798)	(414,995)
Retained earnings	786,844	676,626
Accumulated other comprehensive loss	(21,385)	(10,223)

TOTAL STOCKHOLDERS’ EQUITY	502,406	500,829

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$644,608	$633,952

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Years Ended August 31,	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$150,211	$144,950	$125,017
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,343	34,337	30,654
Stock-based compensation expense	14,065	13,623	13,651
Deferred income taxes	(5,827)	(4,318)	(4,828)
Gain on sale of assets	(80)	(101)	(75)
Tax benefits from share-based payment arrangements	(24,492)	(4,374)	(9,572)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	3,883	12,005	(14,804)
Accounts payable and accrued expenses	(1,308)	3,081	(1,260)
Accrued compensation	7,440	4,212	8,399
Deferred fees	(7,759)	(526)	(2,651)
Taxes payable, net of prepaid taxes	35,781	1,547	7,436
Prepaid expenses and other assets	281	(3,163)	(3,935)
Landlord contributions	483	2,636	1,009
Prepaid fundamentals database updates	2,750	5,500	(8,250)
Other working capital accounts, net	(1,690)	(1,639)	2,333

Net cash provided by operating activities	211,080	207,770	143,124

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(55,180)	—	(75,869)
Proceeds from sales of investments	—	25,260	44,392
Purchases of investments	—	—	(52,011)
Purchases of property, equipment and leasehold improvements	(20,768)	(24,040)	(35,780)

Net cash (used in) provided by investing activities	(75,948)	1,220	(119,268)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(38,494)	(34,770)	(25,848)
Repurchase of common stock	(192,816)	(103,827)	(77,869)
Proceeds from employee stock plans	55,250	23,804	20,562
Tax benefits from share-based payment arrangements	24,492	4,374	9,572

Net cash used in financing activities	(151,568)	(110,419)	(73,583)

Effect of exchange rate changes on cash and cash equivalents	(4,143)	(237)	(1,121)
Net (decrease) increase in cash and cash equivalents	(20,579)	98,334	(50,848)
Cash and cash equivalents at beginning of year	216,320	117,986	168,834

Cash and cash equivalents at end of year	$195,741	$216,320	$117,986

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$38,450	$64,536	$54,633
Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$10,586	$9,348	$8,634

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

Years Ended August 31,	2010	2009	2008
COMMON STOCK
Balance, beginning of year	$581	$571	$562
Common stock issued for employee stock plans (See Note 11 and 12)	20	10	9

Balance, end of year	$601	$581	$571

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$248,840	$206,585	$162,561
Common stock issued for employee stock plans	56,747	24,258	20,801
Stock-based compensation expense excluding deferred compensation amortization	14,065	13,145	13,255
Tax benefits from share-based payment arrangements	24,492	4,374	9,572
Deferred compensation amortization	—	478	396

Balance, end of year	$344,144	$248,840	$206,585

TREASURY STOCK
Balance, beginning of year	$(414,995)	$(311,248)	$(233,372)
Repurchase of common stock (See Note 11 and 12)	(192,803)	(103,747)	(77,876)

Balance, end of year	$(607,798)	$(414,995)	$(311,248)

RETAINED EARNINGS
Balance, beginning of year	$676,626	$567,381	$469,880
Cumulative effect of adopting accounting standard – uncertain tax positions	—	—	1,290
Net income	150,211	144,950	125,017
Dividends	(39,993)	(35,705)	(28,806)

Balance, end of year	$786,844	$676,626	$567,381

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$(10,223)	$2,182	$9,680
Foreign currency translation adjustments	(10,073)	(13,390)	(7,317)
Net unrealized (loss) gain on investments, net of tax	—	(72)	25
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,089)	1,057	(206)

Balance, end of year	$(21,385)	$(10,223)	$2,182

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$500,829	$465,471	$409,311
Cumulative effect of adopting accounting standard – uncertain tax positions	—	—	1,290
Net income	150,211	144,950	125,017
Common stock issued for employee stock plans	56,767	24,268	20,810
Stock-based compensation expense excluding deferred compensation amortization	14,065	13,145	13,255
Tax benefits from share-based payment arrangements	24,492	4,374	9,572
Deferred compensation amortization	—	478	396
Repurchase of common stock	(192,803)	(103,747)	(77,876)
Foreign currency translation adjustments	(10,073)	(13,390)	(7,317)
Net unrealized (loss) gain on investments, net of tax	—	(72)	25
Net unrealized (loss) gain on cash flow hedges, net of tax	(1,089)	1,057	(206)
Dividends	(39,993)	(35,705)	(28,806)

Balance, end of year	$502,406	$500,829	$465,471

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a leading provider of accurate global financial and economic information, including fundamental financial data on tens of thousands of companies worldwide. By integrating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

FactSet combines hundreds of data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of the Company’s applications. With Microsoft Office integration, wireless access and customizable options, FactSet offers the most complete financial workflow solution. The Company’s revenues are derived from subscriptions to services, databases and financial applications. Approximately 82% of FactSet’s revenues are from its buy-side clients and the remainder is from the sell-side firms who perform M&A advisory work and equity research.

As of August 31, 2010, the Company employed 4,116 employees, up 39% or 1,154 employees since August 31, 2009. Of these employees, 1,456 were located in the U.S., 520 in Europe and the remaining 2,140 in Asia Pacific. Approximately 55% of employees are involved with content collection, 20% conduct sales and consulting services, another 20% are involved in product development, software and systems engineering and the remaining 5% provide administrative support.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Accounting Standards Board (“FASB”) Establishes Accounting Standards Codification

In June 2009, FASB issued Accounting Standards Update 2009-01, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All existing accounting standards are superseded. All other accounting guidance not included in the Codification is considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The FASB does not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it issues Accounting Standards Updates (“ASU”) which serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but does change the way GAAP is organized and presented. The Codification was effective beginning September 1, 2009 and the principal impact on the Company’s consolidated financial statements is limited to disclosures as all references to authoritative accounting literature is referenced in accordance with the Codification.

The significant accounting policies of the Company and its subsidiaries are summarized below.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. The presentation of certain prior year amounts in the Consolidated Statements of Financial Condition regarding deferred taxes have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s previously reported consolidated operating income, net income or stockholders’ equity.

Basis of Financial Statements and Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include receivable reserves, valuation of goodwill, useful lives and valuation of fixed and intangible assets, accrued compensation, income and other taxes, stock-based compensation and allocation of purchase price to assets and liabilities acquired. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Revenue Recognition

The Company’s revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly, annually or biannually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. FactSet recognizes revenue when the client subscribes to FactSet services, the service has been rendered and earned during the month, the amount of the subscription is fixed and determinable based on established rates quoted on an annualized basis and collectibility is reasonably assured. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards, including employee stock options and restricted stock. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Fair Value Measures

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

The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) are classified as Level 2. See Note 4 for further discussion surrounding the fair value of the Company’s financial instruments.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market investments with maturities of three months or less at the date of acquisition and are reported at fair value. The Company’s institutional money market funds maintained with various financial institutions are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of August 31, 2010, the amount of accounts receivable that was unbilled totaled $0.9 million, which was billed in fiscal 2011.

Allowance for Doubtful Accounts

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $1.9 million and $1.7 million were recorded as of August 31, 2010 and 2009, respectively, in the Consolidated Statements of Financial Condition as a reduction of accounts receivable.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization.

Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. Furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter.

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

Repairs and maintenance expenditures, which are not considered improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

Asset Retirement Obligations

An asset retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability with a corresponding increase to the carrying amount of the related property, plant and equipment which is then depreciated over its useful life. The liability is initially measured at discounted fair value and then accretion expense is recorded in each subsequent period. The Company’s asset retirement obligations are associated with its build out of office space in London where the Company made significant leasehold improvements and is obligated to remove the leasehold improvements at the end of the lease term. The Company’s asset retirement obligations are not material to its consolidated financial statements.

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, Derivative Solutions, AlphaMetrics, Global Filings, DealMaven, Thomson Fundamentals and Market Metrics businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse, Derivative Solutions and Market Metrics are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value. The Company has determined that there were three reporting units during fiscal years 2010, 2009 and 2008, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment during fiscal years 2010, 2009 and 2008 were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2010, 2009 and 2008 and determined that there were no reporting units that were deemed at risk and there had been no impairment.

Intangible Assets

Intangible assets consist of certain acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from the acquisitions of Insyte (data central application), LionShares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), Derivative Solutions (fixed income), AlphaMetrics (research and performance evaluation networking tool), Global Filings (equity and fixed income prospectuses), DealMaven (investment banking workflow tool), Thomson Fundamentals (financial data) and Market Metrics (market research data on advisor-sold investments and insurance products) and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. There has been no impairment of intangible assets as of August 31, 2010, 2009 and 2008, respectively.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized. FactSet capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally three years or less. During fiscal 2010, 2009 and 2008, the Company capitalized $0.8 million, $0.8 million and $0.4 million, respectively of internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only. In fiscal 2010, 2009 and 2008, FactSet recorded amortization expense related to capitalized software of $0.6 million, $0.3 million and $0.3 million, respectively.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to capitalization are expensed as incurred. As of August 31, 2010 and 2009, there were no software development costs capitalized related to software to be sold, leased, or otherwise marketed.

Landlord Contributions to Leasehold Improvements

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are reported in the Deferred Rent and Other Non-Current Liabilities line item of the Company’s Consolidated Statements of Financial Condition. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain. During fiscal 2010, 2009 and 2008, cash contributions from landlords were $0.5 million, $2.6 million and $1.0 million, respectively.

Derivative Instruments

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

These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of up to eighteen months. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. These transactions are designated and accounted for as cash flow hedges. The effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expense when the hedged exposure affects earnings. Theses gains and losses are designed to offset the variability in operating expenses associated with currency movements.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Approximately 20% of the Company’s employee incentive compensation programs are discretionary. FactSet conducts a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2010 and 2009, were $37.5 million and $32.0 million, respectively.

Treasury Stock

The Company accounts for repurchased common stock under the cost method and includes such treasury stock as a component of its stockholders’ equity. Retirement of treasury stock is recorded as a reduction of common stock and additional paid-in-capital at the time such retirement is approved by the Company’s Board of Directors.

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

The Company applies a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. FactSet can recognize the benefit of an income tax position only if it is “more-likely-than-not” that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company will classify the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements.

Comprehensive Income (Loss)

The Company discloses comprehensive income (loss) in accordance with applicable standards for the reporting and display of comprehensive income (loss) in a set of financial statements. Comprehensive income (loss) is defined as the change in net assets of a business enterprise during a period from transactions generated from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. See Note 12 for further disclosure of comprehensive income (loss).

Foreign Currency Translation

Certain wholly owned subsidiaries within the Europe and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippines Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Accumulated foreign currency translation adjustments totaled ($21.1) million and ($11.1) million at August 31, 2010 and 2009, respectively.

Stock-Based Compensation

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period. FactSet uses the straight-line attribution method for all awards with graded vesting features and service conditions only. Under this method, the amount of compensation cost that is recognized on any date is at least equal to the vested portion of the award on that date. For all stock-based awards with performance conditions, the graded vesting attribution method is used by the Company to determine the monthly stock-based compensation expense over the applicable vesting periods.

As stock-based compensation expense recognized in the Consolidated Statements of Income is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience. Windfall tax benefits, defined as tax deductions that exceed recorded stock-based compensation, are classified as cash inflows from financing activities.

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

See Note 14 for additional disclosures relating to stock-based compensation.

Legal Matters

FactSet accrues non-income tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. From time to time the Company is involved in litigation, claims and legal proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

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

Segment Reporting

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

Certain Risks and Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, foreign currency forward contracts, accounts receivable and data content providers.

Cash equivalents

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

Derivative Instruments

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet maintains reserves for potential write-offs and these losses have been within expectations. At August 31, 2010 and 2009, no single client accounted for more than 2% of total subscriptions.

Data Content Providers

The Company seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data; however this is not possible for all types of data. Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that alternative sources are available. The data provided to FactSet clients from each of these databases is essential to the end user’s workflow and financial analysis. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. The failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

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

Other Recent Accounting Guidance – FASB Accounting Standards Update

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

During the fourth quarter of fiscal 2010, the FASB issued several ASU’s – ASU No. 2010-20 through ASU No. 2010-24. The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have a material impact on the Company’s financial position and results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable from clients are reported net of receivable reserves. The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs.

Accounts receivable, net of reserves, consists of the following (in thousands):

At August 31,	2010	2009
Accounts receivable	$61,555	$64,566
Accounts receivable reserve	(1,862)	(1,712)

Accounts receivable, net of reserves	$59,693	$62,854

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2010 or 2009.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2010 and 2009 (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$172,218	$—	$—	$172,218
U.S. Government agency money market funds	—	—	—	—
U.S. Treasury money market funds	—	—	—	—
Derivative instruments	—	879	—	879

Total assets measured at fair value	$172,218	$879	$—	$173,097
Liabilities
Derivative instruments	$—	$1,220	$—	$1,220

Total liabilities measured at fair value	$—	$1,220	$—	$1,220

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$111,855	$—	$—	$111,855
U.S. Government agency money market funds	4,493	—	—	4,493
U.S. Treasury money market funds	44,578	—	—	44,578
Derivative instruments	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013
Liabilities
Derivative instruments	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at August 31, 2010 and 2009 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents	$172,218	$—	$—	$172,218
Other current assets (derivative assets)	—	879	—	879

Total assets measured at fair value	$172,218	$879	$—	$173,097
Accounts payable and accrued liabilities (derivative liabilities)	$—	$1,027	$—	$1,027
Deferred rent and other non-current liabilities (derivative liabilities)	—	193	—	193

Total liabilities measured at fair value	$—	$1,220	$—	$1,220

	Fair Value Measurements at Reporting Date Using
August 31, 2009	Level 1	Level 2	Level 3	Total
Cash equivalents	$160,926	$—	$—	$160,926
Other current assets (derivative assets)	—	1,087	—	1,087

Total assets measured at fair value	$160,926	$1,087	$—	$162,013
Accounts payable and accrued liabilities (derivative liabilities)	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During fiscal 2010, no fair value adjustments were required for the Company’s non-financial assets or liabilities.

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

The following table summarizes the Company’s cash, cash equivalents and investments at August 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$23,523	$—	$23,523
Corporate money market funds	172,218	—	172,218
U.S Government agency money market funds	—	—	—
U.S Treasury money market funds	—	—	—

Total cash, cash equivalents and investments	$195,741	$—	$195,741

The following table summarizes the Company’s cash, cash equivalents and investments at August 31, 2009 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$55,394	$—	$55,394
Corporate money market funds	111,855	—	111,855
U.S Government agency money market funds	4,493	—	4,493
U.S Treasury money market funds	44,578	—	44,578

Total cash, cash equivalents and investments	$216,320	$—	$216,320

Investments are recorded at fair value determined from readily available quoted market prices. The Company did not hold any investments at August 31, 2010 and 2009, respectively. The Company’s cash and investment portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2010 and 2009.

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

Cash Flow Hedges

FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of less than two years. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during fiscal 2010 or fiscal 2009 and as such, no corresponding gains or losses were reclassified into earnings.

During fiscal 2010 FactSet entered into foreign currency forward contracts to hedge approximately 95% of its net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of its net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. At August 31, 2010, the notional principal and fair value (liability) of foreign exchange contracts to purchase Euros with U.S. dollars were €32.5 million and ($1.2) million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £21.1 million and $0.9 million, respectively, at August 31, 2010. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (Buy/Sell)	Aug 31, 2010	Aug 31, 2009	Aug 31, 2010	Aug 31, 2009
British Pound Sterling / U.S. Dollar	$30,978	$15,358	$879	$657
Euro / U.S. Dollar	42,367	10,858	(1,220)	430

Total	$73,345	$26,216	$(341)	$1,087

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Aug 31, 2010	Aug 31, 2009
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$879	$1,087
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$(1,027)	$—
	Deferred rent and other non-current liabilities	$(193)	$—

	Total liabilities	$(1,220)	$—
Derivatives not designated as hedging instruments	None	$—	$—

	Net Derivative (Liabilities) Assets	$(341)	$1,087

Derivatives in Cash Flow Hedging Relationships for the twelve months ended August 31, 2010 and 2009 (in thousands):

	Loss Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009
Foreign currency forward contracts	$(287)	$(4,146)	SG&A	$802	$(5,203)

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

Accumulated Other Comprehensive (Loss) Income

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCI (in thousands):

	Twelve Months Ended August 31,
	2010	2009
Beginning balance, net of tax	$851	$(206)
Changes in fair value	(287)	(4,146)
(Gain) loss reclassified to earnings	(802)	5,203

Ending balance, net of tax	$(238)	$851

7. BUSINESS COMBINATION

Market Metrics

On June 1, 2010, FactSet acquired Market Metrics for a total purchase price of $57.7 million. Formed in 1996 and headquartered in Massachusetts, Market Metrics is the leading market research firm in the U.S. focused on advisor-sold investments and insurance products. Each year Market Metrics conducts more than 20,000 in-depth surveys of financial advisors, brokers, research analysts and gatekeepers. Leveraging this unique body of data, Market Metrics helps senior managers to understand better their competitive strengths and weaknesses, and how they can improve their relationships with customers and increase market share. As of the date of acquisition, Market Metrics had annual subscriptions of $16 million and employed 25 individuals.

As of August 31, 2010, Market Metrics does not have an international presence and FactSet believes it can leverage its international network to sell Market Metrics products outside the U.S. as many of their current clients would like to see their service offering expand its reach into Europe. Market Metrics also represents a new, unique content set for FactSet. The analytical content Market Metrics creates is original and is in demand in this industry, but it is not available from any other source. The opportunity for FactSet to grow by providing this new type of unique content to clients worldwide contributed to a purchase price in excess of fair value of the Market Metrics net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$57,100
Working capital	632

Total purchase price	$57,732

Allocation of the purchase price to the assets acquired and liabilities assumed has been finalized for this acquisition. The total purchase price was allocated to Market Metrics’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the allocation is as follows (in thousands):

Tangible assets acquired	$4,587
Amortizable intangible assets:
Data content	8,070
Client relationships	6,990
Non-compete agreements	1,750
Trade name	380
Goodwill	46,130

Total assets acquired	67,907
Liabilities assumed	(10,175)

Net assets acquired	$57,732

Intangible assets of $17.2 million have been allocated to amortizable intangible assets consisting of data content, amortized over five years using a straight-line amortization method; client relationships, amortized over nine years using an accelerated amortization method; non-compete agreements, amortized over five years using a straight-line amortization method; and trade name, amortized over three years using a straight-line amortization method.

Goodwill totaling $46.1 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized and will be tested for impairment at least annually. Goodwill generated from the Market Metrics acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of operations of Market Metrics have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on June 1, 2010 and did not have a material impact on the fiscal 2010 fourth quarter. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

8. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired content databases, software technology, client relationships, trade names and non-compete agreements resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 11.9 years at August 31, 2010.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At August 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,278	$11,907	$37,371
Client relationships	20,348	9,776	10,572
Software technology	18,575	16,386	2,189
Non-compete agreements	1,813	150	1,663
Trade names	571	187	384

Total	$90,585	$38,406	$52,179

At August 31, 2009	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$44,338	$9,518	$34,820
Client relationships	14,733	9,001	5,732
Software technology	19,088	13,388	5,700
Non-compete agreements	175	141	34
Trade names	192	128	64

Total	$78,526	$32,176	$46,350

The intangible assets acquired during fiscal 2010 in connection with the acquisition of the Market Metrics business were as follows (in thousands):

	Weighted Average Amortization Period	Acquisition Cost
Data content	5.0 years	$8,070
Client relationships	9.0 years	6,990
Non-compete agreements	5.0 years	1,750
Trade name	3.0 years	380

Total	6.6 years	$17,190

Amortization expense recorded for intangible assets during fiscal years 2010, 2009 and 2008 was $8.5 million, $8.3 million and $7.8 million, respectively. As of August 31, 2010, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011	$8,233
2012	7,189
2013	5,754
2014	4,665
2015	2,235
Thereafter	24,103

Total	$52,179

9. GOODWILL

On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2010, 2009, and 2008 and determined that there were no reporting units that were deemed at risk and there had been no impairment. During fiscal 2010, $46.1 million of goodwill was acquired as result of the purchase of the Market Metrics business on June 1, 2010. There was no goodwill acquired during fiscal 2009.

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2010 and 2009 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2008	$99,599	$85,174	$3,007	$187,780
Goodwill acquired during the period	—	—	—	—
Purchase price adjustments	97	(97)	—	—
Foreign currency translation adjustments	—	(6,937)	512	(6,425)

Balance at August 31, 2009	$99,696	$78,140	$3,519	$181,355
Goodwill acquired during the period	46,130	—	—	46,130
Purchase price adjustments	—	—	—	—
Foreign currency translation adjustments	—	(5,862)*	368	(5,494)

Balance at August 31, 2010	$145,826	$72,278	$3,887	$221,991

*	The decrease in the gross carrying amount of goodwill within the European segment during fiscal 2010 was due to strengthening of the U.S. dollar against the Euro and British Pound Sterling.

10. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

At August 31,	2010		2009
Leasehold improvements	$75,453		$70,368
Computers and related equipment	63,958		63,822
Furniture and fixtures	21,541	**	27,289

Subtotal	$160,952		$161,479
Less accumulated depreciation and amortization	(81,457)		(73,100)

Property, equipment and leasehold improvements, net	$79,495		$88,379

**	The decrease of $5.7 million in gross asset value of furniture and fixtures during fiscal 2010 was from the disposal of fully depreciated assets that were no longer in use within the Company’s leased office space in the U.S. Depreciation expense was $28.8 million, $26.1 million and $22.9 million for fiscal 2010, 2009 and 2008, respectively.

11.	COMMON STOCK AND EARNINGS PER SHARE

On May 14, 2010, the Company’s Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2010 of $0.23 per share, or $0.92 per share per annum. The cash dividend of $10.7 million was paid on June 15, 2010, to common stockholders of record on May 28, 2010. On August 10, 2010, the Company announced a regular quarterly dividend of $0.23 per share. The cash dividend was paid on September 21, 2010, to common stockholders of record on August 31, 2010. Shares of common stock outstanding were as follows (in thousands):

Years Ended August 31,	2010	2009	2008
Balance, beginning of year	46,740	47,969	48,349
Common stock issued for employee stock plans	2,068	956	946
Repurchase of common stock	(2,784)	(2,185)	(1,326)

Balance, end of year	46,024	46,740	47,969

Earnings per Share

A reconciliation between the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
Years Ended August 31,	2010	2009	2008	2010	2009	2008	2010	2009	2008
Basic EPS
Income available to common stockholders	$150,211	$144,950	$125,017	46,698	47,158	48,065	$3.22	$3.07	$2.60
Diluted EPS
Dilutive effect of stock options and restricted stock				1,306	1,631	2,015

Income available to common stockholders plus assumed conversions	$150,211	$144,950	$125,017	48,004	48,789	50,080	$3.13	$2.97	$2.50

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted earnings per share for the twelve months ended August 31, 2010. For the twelve months ended August 31, 2009 and 2008, 1,328,246 and 73,332, respectively, stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. No restricted stock awards were excluded from the calculation of diluted earnings per share for the twelve months ended August 31, 2010, 2009 or 2008.

For the twelve months ended August 31, 2010, 2009 and 2008, 1,692,743, 1,044,262 and 965,551, respectively, performance-based stock option grants were excluded from the calculation of diluted earnings per share. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. At August 31, 2010 the criteria for performance-based stock options granted in fiscal 2010 had not yet been met.

12. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 14, 2010, the Company’s Board of Directors approved a $150 million expansion to the existing share repurchase program. During fiscal 2010, the Company repurchased 2.8 million shares for $193 million under the program. Including the $150 million expansion, $159 million remains authorized for future share repurchases as of August 31, 2010. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

On March 16, 2009, the Company’s Board of Directors approved a $100 million expansion to the existing share repurchase program. During fiscal 2009, the Company repurchased 2.2 million shares for $104 million under the program. Including the $100 million expansion, $102 million remained authorized for future share repurchases as of August 31, 2009.

Preferred Stock

At August 31, 2010 and 2009, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009
August 13, 2009	$0.20	Regular (cash)	August 31, 2009	$9,348	September 15, 2009
May 12, 2009	$0.20	Regular (cash)	May 29, 2009	$9,430	June 16, 2009
February 4, 2009	$0.18	Regular (cash)	February 27, 2009	$8,447	March 17, 2009
November 17, 2008	$0.18	Regular (cash)	November 28, 2008	$8,480	December 16, 2008

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards

During fiscal 2010, the Company granted 266,824 restricted stock awards which entitle the holder to shares of common stock as the awards vests over time. The Company’s restricted stock awards vest between three and six years and are amortized to stock-based compensation expense over the vesting period.

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

Years Ended August 31,	2010	2009	2008
Net income	$150,211	$144,950	$125,017
Other comprehensive income, net of tax:
Net unrealized (loss) gain on investments	—	(72)	25
Net unrealized (loss) gain on cash flow hedges	(1,089)	1,057	(206)
Foreign currency translation adjustments	(10,073)	(13,390)	(7,317)

Comprehensive Income	$139,049	$132,545	$117,519

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income were as follows (in thousands):

At August 31,	2010	2009	2008
Accumulated unrealized gain on investments, net of tax	$—	$—	$72
Accumulated unrealized (loss) gain on cash flow hedges, net of tax	(238)	851	(206)
Accumulated foreign currency translation adjustments	(21,147)	(11,074)	2,316

Total accumulated other comprehensive (loss) income	$(21,385)	$(10,223)	$2,182

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

General Stock Option Activity

In fiscal years 2010, 2009 and 2008, stock options to purchase 2,069,336; 398,747; and 1,854,372 shares of common stock, respectively, at prices which ranged from $35.80 to $67.41 were granted to employees and non-employee directors of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2007	8,407	$32.76
Granted – non performance-based	795	64.22
Granted – performance-based	1,059	65.67
Exercised	(847)	19.09
Forfeited*	(498)	44.53

Balance at August 31, 2008	8,916	$40.11
Granted – non performance-based	399	37.05
Exercised	(797)	22.23
Forfeited**	(965)	58.31

Balance at August 31, 2009	7,553	$39.51
Granted – non performance-based	348	63.60
Granted – performance-based	1,721	66.91
Exercised	(1,980)	25.77
Forfeited***	(1,191)	64.47

Balance at August 31, 2010	6,451	$47.73

*	In August 2006, the Company granted 924,989 performance-based employee stock options. FactSet achieved organic ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008 and as such, 60% of the initial 924,989 performance-based employee stock options granted will vest and the remaining 341,729 stock options were recorded as forfeitures in August 2008.

**	In August 2007, the Company granted 896,194 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. As such, these performance-based stock options were recorded as forfeitures in August 2009.

***	In August 2008, the Company granted 1,058,981 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. As such, these performance-based stock options were recorded as forfeitures in August 2010.

The following table summarizes the number of options outstanding and exercisable during fiscal 2010, 2009 and 2008, respectively (in thousands, except per share data):

	2010		2009		2008
At August 31,	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	6,451	$47.73	7,553	$39.51	8,916	$40.11

Exercisable at fiscal year end	3,331	$34.49	4,554	$28.78	4,589	$25.12

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2010 (in thousands, except per share data):

Range of Exercise Prices Per Share	Number Outstanding	Outstanding			Exercisable
		Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$14.97 – $24.99	1,310	2.05	$20.58	$69,376	1,310	$20.58	$69,376
$25.00 – $39.99	988	2.62	$31.92	$41,141	796	$30.99	$33,886
$40.00 – $49.99	942	3.08	$43.26	$28,522	678	$43.31	$20,507
$50.00 – $65.99	1,470	4.85	$62.68	$15,974	547	$61.97	$6,331
$66.00 – $67.41	1,741	6.42	$66.91	$11,561	—	$—	$—

	6,451	4.11	$47.73	$166,574	3,331	$34.49	$130,100

The total number of in-the-money options exercisable as of August 31, 2010 was 3.3 million with a weighted average exercise price of $34.49. As of August 31, 2009, 4.2 million in-the-money outstanding options were exercisable with a weighted average exercise price of $25.91. The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2010 and 2009 was $130.1 million and $122.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $73.55 at August 31, 2010 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $83.5 million, $19.7 million and $34.8 million, respectively.

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

August 2007 Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. These performance-based options were recorded as forfeitures in August 2009.

August 2008 Performance-based Option Grant Review

In August 2008, the Company granted 1,058,981 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. These performance-based options were recorded as forfeitures in August 2010.

October 2009 Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At August 31, 2010, the Company estimated that 20% or 180,133 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.3 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(765)	$—
20%	$2,285	$—	$137
60%	$6,855	$1,530	$411
100%	$11,425	$3,060	$685

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

June 2010 Performance-based Option Grant Review

In June 2010, the Company granted 820,202 performance-based employee stock options. The number of performance-based options that vest is based on FactSet achieving certain ASV targets over a six year period. At August 31, 2010, the Company estimated that 139,509 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.6 million to be recognized over the remaining vesting period.

Restricted Stock and Stock Unit Awards

The Company’s option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2009*	—	$—
Granted (restricted stock and stock units)	267	$61.67
Vested	—	$—
Canceled/forfeited	(6)	$62.85
Balance at August 31, 2010	261	$61.65

*	No restricted stock awards were granted or vested in fiscal years 2009 or 2008.

During fiscal 2010, there were three restricted stock awards grants as summarized below.

October 23, 2009 Employee Restricted Stock Award

On October 23, 2009, the Company granted 161,794 restricted stock awards which entitle the holder to shares of common stock as the award vests over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards on October 23, 2009 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The closing price of FactSet common stock on the grant date of $66.46 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on October 23, 2009 was $62.85. As of August 31, 2010, unamortized stock-based compensation expense of $7.0 million is to be amortized ratably to compensation expense over the remaining vesting period of 50 months.

February 9, 2010 Employee Restricted Stock Award

On February 9, 2010, the Company granted 90,030 restricted stock awards to employees which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. Of the total number of restricted stock awards granted on February 9, 2010, 55,572 awards cliff vest 100% after three years and are amortized to expense over the vesting period using the straight-line attribution method. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years and are amortized to expense using the straight-line attribution method over the vesting period. The grant date fair value of the awards were measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. As such, the closing price of FactSet common stock on the grant date of $63.09 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting weighted average fair value of the restricted stock awards granted on February 9, 2010 was $59.42. As of August 31, 2010, unamortized stock-based compensation expense of $4.3 million is to be amortized to compensation expense over the remaining vesting periods between 29 and 65 months.

June 1, 2010 Employee Restricted Stock Unit Award

On June 1, 2010, the Company granted 15,000 restricted stock units which entitle the holder to shares of common stock as the awards vests over time. A restricted stock unit is a promise to deliver shares to the employee at a future date if certain vesting conditions are met. The primary difference between a restricted stock unit and restricted stock is the timing of the delivery of the underlying shares. FactSet is not required to deliver the shares to the employees until the vesting conditions are met. The Company’s restricted stock units are performance-based and cliff vest 25% when serviced ASV targets are achieved during a six year period. Restricted stock grants are amortized to expense based on a graded-vesting attribution approach over the vesting period. The closing price of FactSet common stock on the grant date of $67.41 was reduced to reflect the loss of future dividends. The resulting fair value of the restricted stock units granted on June 1, 2010 was $62.49. As of August 31, 2010, unamortized stock-based compensation expense of $0.9 million is to be amortized to compensation expense over the remaining vesting period of 69 months.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under Employee Stock Option Plans	Share-based Awards Available for Grant under Non-Employee Stock Option Plans
Balance at August 31, 2007	4,845	386
Granted – non performance-based options	(795)	—
Granted – performance-based options	(1,059)	—
Share-based awards canceled/forfeited	498	—
Share-based awards expired*	—	(386)

Balance at August 31, 2008	3,489	—
Adoption of the 2008 Non-Employee Plan	—	250
Granted – non performance-based options	(330)	(69)
Restricted stock awards granted**	—	—
Share-based awards canceled/forfeited	965	—

Balance at August 31, 2009	4,124	181
Granted – non performance-based options	(329)	(19)
Granted – performance-based options	(1,721)	—
Restricted stock awards granted**	(667)	—
Share-based awards canceled/forfeited	1,204	—
Share-based awards expired***	(395)	—

Balance at August 31, 2010	2,216	162

*	Represents the remaining stock options available for grant within the FactSet 1998 Non-Employee Director’s Stock Option plan that expired in November 2007 because they were never granted.

**	As reflected in the preceding table, for each share awarded as restricted stock under the Company’s Option Plans, an equivalent of 2.5 shares were deducted from the available share-based awards balance.

***	Represents the remaining stock options available for grant within the Company’s 2000 Stock Option plan that expired in January 2010 because they were never granted.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $5.5 million, $5.0 million and $4.5 million in matching contributions to employee 401(k) accounts during fiscal 2010, 2009 and 2008, respectively.

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

During fiscal 2010, employees purchased 91,429 shares at an average price of $53.84 as compared to 144,513 shares at an average price of $34.53 in fiscal 2009. At August 31, 2010, 356,256 shares were reserved for future issuance under the Purchase Plan.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated value of employee stock purchase plan grants during fiscal years 2010, 2009 and 2008 were $11.21, $9.12 and $10.34 per share, respectively. The following weighted average assumptions were used to calculate the estimated fair value of employee stock purchase plan grants for fiscal years 2010, 2009 and 2008:

	2010	2009	2008
Risk-free interest rate	0.12%	0.31%	2.34%
Expected life	3 months	3 months	3 months
Expected volatility	14%	25%	19%
Dividend yield	1.3%	1.7%	1.0%

14. STOCK-BASED COMPENSATION

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense for fiscal years 2010, 2009 and 2008 (in thousands):

	2010	2009	2008 *
Stock-based compensation	$14,065	$13,623	$13,651
Tax impact of stock-based compensation	(4,627)	(4,550)	(4,682)

Stock-based compensation, net of tax	$9,438	$9,073	$8,969

*	Included in fiscal 2008 was a pre-tax charge of $2.4 million related to an increase in the estimate of the number of performance-based stock options that would vest in August 2008. During the second quarter of fiscal 2008, the Company estimated that it was probable it would achieve organic ASV and diluted earnings per share growth of at least 20% on a compounded annual basis for the two years ended August 31, 2008. This reflected a higher performance level than previously estimated and accordingly increased the number of options that was estimated to vest at the end of fiscal 2008.

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

As of August 31, 2010, $37.8 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.77 years. There were no stock-based compensation costs capitalized as of August 31, 2010, 2009 and 2008, respectively.

Employee Stock Option Fair Value Determinations

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

•

Fiscal 2010 – 329,959 non performance-based employee options and 1,720,867 performance-based employee stock options were granted at a weighted average exercise price of $66.35 and a weighted average estimated fair value of $20.22 per share.

•	Fiscal 2009 – 329,857 non performance-based employee options granted at an exercise price of $36.00 and a weighted average estimated fair value of $9.39 per share.

•

Fiscal 2008 – 795,391 non performance-based employee options and 1,058,981 performance-based employee stock options were granted at an exercise price of $65.05 and a weighted average estimated fair value of $19.05 per share,

The weighted average estimated value of employee stock options granted during fiscal 2010, 2009 and 2008 were determined using the binomial model with the following weighted average assumptions:

	2010	2009	2008
Term structure of risk-free interest rate	0.15% - 3.30%	0.89% - 3.09%	1.89% - 3.46%
Expected life	4.0 - 6.7 years	5.0 - 5.4 years	4.9 - 5.4 years
Term structure of volatility	27% - 36%	33% - 38%	29% - 39%
Dividend yield	1.5%	2.0%	1.0%

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

Non-Employee Director Stock Option Grants

On December 16, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Stock Option Plan (the “Plan”) that provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The ratification of the Plan replaced the FactSet 1998 Non-Employee Directors’ Stock Option Plan, which had expired on November 1, 2007, except with respect to outstanding options previously granted thereunder. A total of 250,000 shares of FactSet common stock have been reserved for issuance under the Plan. The expiration date of the Plan is December 1, 2018. The shares of common stock to be issued may be either authorized and unissued shares or shares held by the Company in its treasury. Consistent with the 1998 Non-Employee Directors’ Stock Option Plan, the new Plan provides for annual equity grants for each non-employee director and will provide the Company greater flexibility to change the vesting schedule per option grant, modify the number of options granted on an annual basis and adjust the term of the grants. As such, the Compensation Committee approved an annual equity grant of 3,085 non-qualified stock options to each of the six non-employee directors on January 15, 2010.

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

On June 1, 2010, the Company granted 15,000 restricted stock units which entitle the holder to shares of common stock as the awards vests over time. The closing price of FactSet common stock on the grant date of $67.41 was reduced to reflect the loss of future dividends. The resulting fair value of the restricted stock units granted on June 1, 2010 was $62.49.

There were no restricted stock awards granted during fiscal 2009.

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

15. INCOME TAXES

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

Years Ended August 31,	2010	2009	2008
U.S. operations	$62,554	$63,650	$59,767
Non-U.S. operations	9,416	3,522	4,263

Total provision for income taxes	$71,970	$67,172	$64,030

The components of the provision for income taxes consist of the following (in thousands):

Years Ended August 31,	2010	2009	2008
Current:
U.S. federal	$63,712	$60,547	$58,675
U.S. state and local	4,839	6,383	4,661
Non-U.S.	10,151	4,570	5,664

Total current taxes	$78,702	$71,500	$69,000
Deferred:
U.S. federal	$(5,718)	$(3,050)	$(3,297)
U.S. state and local	(279)	(230)	(272)
Non-U.S.	(735)	(1,048)	(1,401)

Total deferred taxes	(6,732)	(4,328)	(4,970)

Total tax provision	$71,970	$67,172	$64,030

For fiscal 2010, U.S. and non-U.S. income before income taxes was $182.1 million and $40.1 million, respectively. For fiscal 2009, U.S. and non-U.S. income before income taxes was $196.3 million and $15.8 million, respectively.

The following table provides details of income taxes for the twelve months ended August 31, 2010, 2009 and 2008 (in thousands, except percentages):

Years Ended August 31,	2010	2009	2008
Income before income taxes	$222,181	$212,122	$189,047
Provision for income taxes	$71,970	$67,172	$64,030
Effective tax rate	32.4%	31.7%	33.9%

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

Years Ended August 31,	2010	2009	2008
Tax at federal U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.1	2.7	2.6
Foreign income at other than U.S. rates	(1.8)	(1.0)	(1.0)
Domestic production activities (Section 199) deduction	(1.9)	(1.6)	(1.4)
Income tax benefit from R&D tax credits	(0.6)	(2.2)	(0.3)
Income tax benefits from foreign tax credits	(0.5)	(1.3)	(0.8)
Other, net*	0.1	0.1	(0.2)

Effective tax rate	32.4%	31.7%	33.9%

*	Includes income tax benefits from closure of previously filed tax returns, additional federal, state and non-U.S. tax planning and certain changes in estimates.

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2010, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2007 through 2010
State (various)	2003 through 2010
Europe
France	2010
United Kingdom	2008 through 2010

Unrecognized Tax Benefits

Applicable accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. A company can recognize the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

As of August 31, 2010, the Company had gross unrecognized tax benefits totaling $7.3 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by multiple tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits from August 31, 2008 to August 31, 2010 (in thousands):

Unrecognized tax benefits at August 31, 2008	$3,905
Additions based on tax positions related to the current year	1,372
Additions for tax positions of prior years (includes $0.4 million for the payment of interest)	1,902
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(742)
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at August 31, 2009	$6,437
Additions based on tax positions related to the current year	1,301
Additions for tax positions of prior years (includes $0.5 million for the payment of interest)	469
Reductions for tax positions of prior years	—
Lapse of statue of limitations	(861)
Reductions from settlements with taxing authorities	—

Unrecognized income tax benefits at August 31, 2010	$7,346

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

At August 31,	2010	2009
Deferred tax assets
Current
Allowance for doubtful accounts	$700	$650
Deferred rent	3,397	3,559
Other	115	110

Net current deferred taxes	2,812	4,319

Non-current
Depreciation on property, equipment and leasehold improvements	5,078	1,398
Deferred rent	2,788	2,814
Stock-based compensation	13,087	10,017
Purchased intangible assets, including acquired technology	(3,293)	(2,604)
Other	1,941	1,485

Net non-current deferred taxes	19,601	13,110

Total deferred tax assets	$22,413	$17,429

The significant components of deferred tax liabilities that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

At August 31,	2010	2009
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,731	$4,609

Total deferred tax liabilities (non-current)	$3,731	$4,609

A provision has not been made for additional U.S. Federal or foreign taxes as of August 31, 2010 on undistributed earnings of foreign subsidiaries, except for the United Kingdom and France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at August 31, 2010 and 2009, respectively. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

16. SEGMENT INFORMATION

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

The Company’s operations are organized into three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. These reportable segments are consistent with how the Company, including its CODM, manages the business and the demographic markets in which the Company serves. Each segment provides integrated global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia. The accounting policies of the segments are the same as those described in the Note 2, Summary of Significant Accounting Policies.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Sales, consulting and data collection are the primary functional groups based at the Company’s non-U.S. operations. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses related to its employees. Of the total $222 million of goodwill reported by the Company at August 31, 2010, 66% was recorded in the U.S. segment, 32% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

	U.S.	Europe	Asia Pacific		Total
Year Ended August 31, 2010
Revenues from clients	$435,351	$161,649	$44,059		$641,059
Segment operating profit*	136,014	76,338	9,282	**	221,634
Total assets	401,684	216,171	26,753		644,608
Depreciation and amortization	28,866	6,466	2,011		37,343
Stock-based compensation	12,471	1,424	170		14,065
Capital expenditures	13,890	684	6,194		20,768

Year Ended August 31, 2009
Revenues from clients	$423,926	$156,610	$41,487		$622,023
Segment operating profit*	142,893	47,601	20,536		211,030
Total assets	410,420	203,551	19,981		633,952
Depreciation and amortization	26,992	6,750	595		34,337
Stock-based compensation	12,067	1,394	162		13,623
Capital expenditures	19,144	2,772	2,124		24,040

Year Ended August 31, 2008
Revenues from clients	$398,317	$141,062	$36,140		$575,519
Segment operating profit*	123,971	38,104	21,812		183,887
Total assets	386,572	185,763	14,939		587,274
Depreciation and amortization	23,907	6,461	286		30,654
Stock-based compensation	11,892	1,494	265		13,651
Capital expenditures	31,461	3,997	322		35,780

*	Expenditures associated with the Company’s data centers, product development and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the European and Asia Pacific segments.

**	The decrease in the Asia Pacific operating profit in fiscal 2010 as compared to fiscal 2009 was driven by the offshore expansion of the Company’s proprietary content operations in India and the Philippines. In fiscal 2010, FactSet increased its content collection headcount at its facilities in India and the Philippines by over 900 employees.

SIGNIFICANT CLIENTS – No single client represented 10% or more of FactSet’s total revenues in any fiscal year presented. As of August 31, 2010 and 2009, respectively, the Company’s largest individual client accounted for less than 2% of total subscriptions. In both years, subscriptions from the ten largest clients did not surpass 16% of total subscriptions.

SIGNIFICANT VENDORS – FactSet maintains contractual relationships with a minimum of two content providers for each type of financial data, when possible. No single vendor or data supplier represented 10% or more of FactSet’s total expenses in any fiscal year presents.

GEOGRAPHIC INFORMATION – The following table sets forth information for those countries that are 10% or more of revenues (in thousands).

Years Ended August 31,	2010	2009	2008
Revenues*
United States	$435,351	$423,926	$398,317
United Kingdom	94,749	91,811	82,697
All other European countries	66,900	64,799	58,365
Asia Pacific	44,059	41,487	36,140

Total revenues	$641,059	$622,023	$575,519

*	Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area (in thousands):

At August 31,	2010	2009	2008
Long-lived Assets**
United States	$62,275	$72,558	$76,835
United Kingdom	7,457	9,066	9,017
France	1,314	2,029	2,582
All other European countries	969	1,395	1,423
India	3,283	771	215
Philippines	2,413	957	—
All other Asia Pacific countries	1,784	1,603	1,041

Total long-lived assets	$79,495	$88,379	$91,113

**	Long-lived assets consist of property, equipment and leasehold improvements, net of accumulated depreciation and amortization and exclude goodwill, identifiable intangible assets, deferred taxes and other assets.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At August 31, 2010, the Company leases approximately 169,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space in the U.S. in New York, New York; Boston, Massachusetts; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; San Mateo, California; Newark, New Jersey; and Tuscaloosa, Alabama. Outside the U.S., the Company’s operations are conducted in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; Hong Kong; Hyderabad and Mumbai, India; Sydney, Australia; and Manila, the Philippines. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During fiscal 2010, the Company entered into new lease agreements in the ordinary course of business to support operations in New York and the Philippines resulting in incremental future minimum rental payments of $7.1 million over the remaining non-cancelable lease term. The new office space expanded the existing New York location by 22,000 square feet and the Company’s Manila office by 17,200 square feet. Including the agreements signed during fiscal 2010 for additional space in New York and Manila, the Company’s worldwide leased office space increased to approximately 640,000 square feet, up 6% from a year ago. The additional office space is necessary to support the Company’s employee base that rose by 39% over the last twelve months driven by the growth of the FactSet proprietary content collection operation and the hiring of consultants and software engineers in the second half of fiscal 2010.

At August 31, 2010, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2011	$22,495
2012	20,468
2013	19,439
2014	16,188
2015	13,944
Thereafter	48,270

Total	$140,804

During fiscal 2010, 2009 and 2008, rental expense for all operating leases amounted to approximately $30.6 million, $26.7 million and $22.1 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current lease office space as of August 31, 2010.

Purchase Commitments with Suppliers

Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2010 and 2009, the Company had total purchase commitments of $45.6 million and $42.1 million, respectively.

Contingencies

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

Income Taxes

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance (see Note 15). FactSet is currently under audit by multiple tax authorities. The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and the Company believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

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

18. REVOLVING CREDIT FACILITIES

The Company maintains its three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility with JPMorgan Chase has been utilized for standby letters of credit issued during the ordinary course of business as of August 31, 2010. The Company is obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

19. RISK AND CONCENTRATIONS OF CREDIT RISK

Financial Risk Management

In the normal course of business, FactSet is exposed to foreign currency exchange risk and interest rate risk that could impact its financial position and results of operations.

Foreign Currency Exchange Risk

The Company is exposed to changes in foreign currency exchange rates, which could affect its operating results, financial position and cash flows. The Company’s primary foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen, Indian Rupee and Philippines Peso. The Company’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $17 million while our non-U.S. dollar denominated expenses are $128 million, which translates into a net foreign currency exposure of $111 million per year. To the extent that FactSet’s international activities recorded in local currencies increase in the future, its exposure to fluctuations in currency exchange rates will correspondingly increase. FactSet manages its exposure to foreign currency exchange risk through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. FactSet only enters into foreign currency forward contracts to manage foreign currency exposures. The fair market values of all the Company’s derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of the Company’s cash and cash equivalents at August 31, 2010 was $196 million and consisted of demand deposits and money market funds with maturities of three months or less at the date of acquisition. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, foreign currency forward contracts and data content providers.

Cash equivalents

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company reviews its receivables from clients for collectability and provides for an allowance for doubtful accounts to the extent that amounts are not expected to be collected. Historical write-offs and losses have been within expectations. At August 31, 2010 and 2009, no single client accounted for more than 2% of total subscriptions. For both years, subscriptions from the ten largest clients did not surpass 16% of total client subscriptions.

Derivative Instruments

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related CDS as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions (JPMorgan Chase and Bank of America). The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties.

Data Content Providers

The Company seeks to maintain contractual relationships with a minimum of two content providers for each type of financial data; however this is not possible for all types of data. Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that alternative sources are available. The data provided to FactSet clients from each of these databases is essential to the end user’s workflow and financial analysis. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis.

20. SUBSEQUENT EVENTS

FactSet has performed an evaluation of subsequent events through October 29, 2010, which is the date the consolidated financial statements were issued.

21. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for the eight quarters in the period ended August 31, 2010. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$155,243	$157,281	$160,301	$168,234
Cost of services	50,407	50,870	51,355	53,918
Selling, general and administrative	50,789	51,938	53,262	56,886
Operating income	54,047	54,473	55,684	57,430
Net income	36,143	36,119	38,658	39,291
Diluted earnings per common share	$0.74	$0.75	$0.81	$0.83
Weighted average common shares (diluted)	48,876	48,066	47,725	47,280

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$155,632	$156,542	$154,387	$155,462
Cost of services	53,332	52,537	50,847	52,648
Selling, general and administrative	50,970	51,969	50,234	48,456
Operating income	51,330	52,036	53,306	54,358
Net income	35,585	34,555	38,536	36,274
Diluted earnings per common share	$0.73	$0.71	$0.79	$0.74
Weighted average common shares (diluted)	49,076	48,500	48,836	48,880

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 52.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 53.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 29, 2010, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 29, 2010, all of which information is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers,” is posted on our website, along with our committee charters. The Internet address for our Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance.” All employees, officers and directors are also subject to our “Code of Business Conduct and Ethics,” also posted on the “Corporate Governance” page of our website and the same information is available in print free of charge to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters at 601 Merritt 7, Norwalk, Connecticut 06851.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to (other than technical, administrative or non-substantive amendments), or waiver from, a provision of each code of ethics by posting such information on our website, at the address and general location specified above.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 29, 2010, all of which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in the definitive Proxy Statement dated October 29, 2010, all of which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the captions “Corporate Governance” and “Director Compensation,” contained in the definitive Proxy Statement dated October 29, 2010, all of which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the captions “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 29, 2010, all of which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 51 is incorporated herein by reference as the list of financial statements required as part of this report.

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended August 31, 2010, 2009, and 2008 (in thousands):

Allowance for doubtful accounts and billing adjustments*	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-offs, Net of Recoveries	Balance at End of Year
2010	$1,712	$2,903	$2,753	$1,862
2009	$1,681	$2,488	$2,457	$1,712
2008	$1,362	$2,237	$1,918	$1,681

*	Additions to the allowance for doubtful accounts are charged to bad debt expense. Additions to the allowance for billing adjustments are charged against revenues.

Additional financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)

3.2	Amendment to Restated Certificate of Incorporation (2)

3.3	By-laws of FactSet Research Systems Inc. (3)

3.4	Amended and Restated By-laws of FactSet Research Systems Inc. (13)

4.1	Form of Common Stock (1)

10.1	Third Amendment to the Three-Year Credit Agreement, dated February 28, 2008 (4)

10.2	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (5)

10.3	The FactSet Research Systems Inc. 2000 Stock Option Plan (6)

10.4	The FactSet Research Systems Inc. 2004 Stock Option Plan (7)

10.5	The FactSet Research Systems Inc. 1998 Non-Employee Directors’ Stock Option Plan (8)

10.6	The FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan (9)

10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (10)

10.8	The FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (9)

10.9	Purchase Agreement, dated as of April 22, 2008, among Thomson Financial Limited, FactSet Europe Limited and FactSet Research Systems Inc. (11)

10.10	Transition Services Agreement, dated as of July 24, 2008, among FactSet Europe Limited and Thomson Financial Limited (12)

10.11	Severance Agreement dated as of September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-4238).

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for fiscal year 2001.

(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the second quarter of fiscal year 2008.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-134298).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-156649).

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).

(11)	Incorporated by reference to the Company’s quarterly report on Form 10-Q/A for the third quarter of fiscal year 2008.

(12)	Incorporated by reference to the Company’s Form 8-K filed on July 24, 2008.

(13)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of fiscal year 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 29, 2010	/S/ PHILIP A. HADLEY
Philip A. Hadley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ PHILIP A. HADLEY Philip A. Hadley	Chairman and Chief Executive Officer (Principal Executive Officer)	October 29, 2010

/s/ MAURIZIO NICOLELLI Maurizio Nicolelli	Senior Vice President and Director of Finance (Principal Financial Officer)	October 29, 2010

/s/ MATTHEW J. MCNULTY Matthew J. McNulty	Vice President and Controller (Principal Accounting Officer)	October 29, 2010

/s/ CHARLES J. SNYDER Charles J. Snyder	Vice Chairman of the Board of Directors	October 29, 2010

/s/ JAMES J. MCGONIGLE James J. McGonigle	Lead Independent Director	October 29, 2010

/s/ SCOTT A. BILLEADEAU Scott A. Billeadeau	Director	October 29, 2010

/s/ MICHAEL F. DICHRISTINA Michael F. DiChristina	Director	October 29, 2010

/s/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director	October 29, 2010

/s/ WALTER F. SIEBECKER Walter F. Siebecker	Director	October 29, 2010

/s/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	October 29, 2010