Form 10-Q
period 2010-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2011-01-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2010

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, on November 30, 2010 was 46,346,935.

FactSet Research Systems Inc.

Form 10-Q

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2010	2009

Revenues	$173,289	$155,243

Operating expenses
Cost of services	56,785	50,407
Selling, general and administrative	57,075	50,789

Total operating expenses	113,860	101,196

Operating income	59,429	54,047

Other income	125	238

Income before income taxes	59,554	54,285

Provision for income taxes	17,953	18,142

Net income	$41,601	$36,143

Basic earnings per common share	$0.90	$0.77

Diluted earnings per common share	$0.88	$0.74

Weighted average common shares (Basic)	46,283	47,156

Weighted average common shares (Diluted)	47,487	48,876

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	November 30, 2010	August 31, 2010

CURRENT ASSETS
Cash and cash equivalents	$202,351	$195,741
Accounts receivable, net of reserves of $1,890 at November 30, 2010 and $1,862 at August 31, 2010	63,869	59,693
Deferred taxes	4,015	2,812
Other current assets	8,659	6,899

Total current assets	278,894	265,145
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	169,245	160,952
Less accumulated depreciation and amortization	(88,617)	(81,457)

Property, equipment and leasehold improvements, net	80,628	79,495

Goodwill	223,203	221,991
Intangible assets, net	50,584	52,179
Deferred taxes	19,507	19,601
Other assets	6,591	6,197

TOTAL ASSETS	$659,407	$644,608

CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,982	$23,976
Accrued compensation	16,861	48,607
Deferred fees	25,584	25,034
Taxes payable	5,425	1,073
Dividends payable	10,660	10,586

Total current liabilities	85,512	109,276
NON-CURRENT LIABILITIES
Deferred taxes	3,705	3,731
Taxes payable	6,376	7,346
Deferred rent and other non-current liabilities	21,256	21,849

TOTAL LIABILITIES	$116,849	$142,202

Commitments and contingencies (See Note 15)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 100,000,000 shares authorized, 60,769,537 and 60,142,905 shares issued; 46,346,935 and 46,024,137 shares outstanding at November 30, 2010 and August 31, 2010, respectively	608	601
Additional paid-in capital	375,721	344,144
Treasury stock, at cost: 14,422,602 and 14,118,768 shares at November 30, 2010 and August 31, 2010, respectively	(633,905)	(607,798)
Retained earnings	817,786	786,844
Accumulated other comprehensive loss	(17,652)	(21,385)

TOTAL STOCKHOLDERS’ EQUITY	542,558	502,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,407	$644,608

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,601	$36,143
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,392	9,149
Stock-based compensation expense	3,677	2,957
Deferred income taxes	(1,151)	(321)
Gain on sale of assets	(1)	(157)
Tax benefits from share-based payment arrangements	(7,505)	(15,082)
Changes in assets and liabilities
Accounts receivable, net of reserves	(4,176)	2,544
Accounts payable and accrued expenses	2,961	4,082
Accrued compensation	(32,087)	(28,093)
Deferred fees	550	(4,925)
Taxes payable, net of prepaid taxes	10,992	16,620
Prepaid expenses and other assets	(2,023)	1,796
Landlord contributions	—	213
Other working capital accounts, net	(46)	309

Net cash provided by operating activities	22,184	25,235

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(8,021)	(6,738)

Net cash used in investing activities	(8,021)	(6,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(10,517)	(9,282)
Repurchase of common stock	(26,107)	(52,118)
Proceeds from employee stock plans	20,145	28,529
Tax benefits from share-based payment arrangements	7,505	15,082

Net cash used in financing activities	(8,974)	(17,789)

Effect of exchange rate changes on cash and cash equivalents	1,421	833

Net increase in cash and cash equivalents	6,610	1,541
Cash and cash equivalents at beginning of period	195,741	216,320

Cash and cash equivalents at end of period	$202,351	$217,861

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2010

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

As of November 30, 2010, the Company employed 4,459 employees, an increase of 343 over the past three months and up 36% or 1,190 employees from a year ago. Of these employees, 1,488 were located in the U.S., 543 in Europe and the remaining 2,428 in Asia Pacific. Approximately 55% of employees are involved with content collection, 20% conduct sales and consulting services, another 20% are involved in product development, software and systems engineering and the remaining 5% provide administrative support.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. The presentation of prior year segment operating profit for each of the Company’s reportable segments in Note 7 to the Consolidated Statements of Financial Condition has been adjusted to conform to the current year’s presentation. These reclassifications between the U.S., Europe and Asia Pacific reportable segments had no effect on the Company’s previously reported total operating profit.

The accompanying financial data as of November 30, 2010 and for the three months ended November 30, 2010 and 2009 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2010 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

In the opinion of management, the accompanying statements of financial condition and related interim statements of income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2011 first quarter and through the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that was effective for the Company beginning September 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on the Company’s financial position and results of operations.

The new guidance did not change the accounting for the Company’s revenue transactions. FactSet’s revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. Primarily all clients are invoiced monthly to reflect the actual services provided. Remaining clients are invoiced quarterly, annually or biannually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. FactSet recognizes revenue when the client subscribes to FactSet services, the service has been rendered and earned during the month, the amount of the subscription is fixed and determinable based on established rates quoted on an annualized basis and collectibility is reasonably assured. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable.

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued authoritative guidance to require disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective beginning September 1, 2011. Other than requiring additional fair value disclosures, adoption of this new guidance will not have an impact on the Company’s financial position and results of operations.

Other Recent Accounting Guidance – FASB Accounting Standards Updates (“ASU”)

During the first quarter of fiscal 2011, the FASB issued ASU No. 2010-25 and ASU No. 2010-26. The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have a material impact on the Company’s financial position and results of operations.

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

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets and liabilities include FactSet’s investments in corporate money market funds that are classified as cash equivalents.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of November 30, 2010 or August 31, 2010.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2010 and August 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$173,924	$—	$—	$173,924
Derivative instruments	—	1,250	—	1,250

Total assets measured at fair value	$173,924	$1,250	$—	$175,174

Liabilities
Derivative instruments	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$172,218	$—	$—	$172,218
Derivative instruments	—	879	—	879

Total assets measured at fair value	$172,218	$879	$—	$173,097

Liabilities
Derivative instruments	$—	$1,220	$—	$1,220

Total liabilities measured at fair value	$—	$1,220	$—	$1,220

Cash Equivalents

The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s cash equivalents are classified as Level 1.

Derivative Instruments

The Company utilizes the income approach to measure fair value for its derivative instruments (foreign exchange forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore are classified as Level 2.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at November 30, 2010 and August 31, 2010 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents	$173,924	$—	$—	$173,924
Other current assets (derivative assets)	—	1,250	—	1,250

Total assets measured at fair value	$173,924	$1,250	$—	$175,174

Accounts payable and accrued liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents	$172,218	$—	$—	$172,218
Other current assets (derivative assets)	—	879	—	879

Total assets measured at fair value	$172,218	$879	$—	$173,097

Accounts payable and accrued liabilities (derivative liabilities)	$—	$1,027	$—	$1,027
Deferred rent and other non-current liabilities (derivative liabilities)	—	193	—	193

Total liabilities measured at fair value	$—	$1,220	$—	$1,220

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended November 30, 2010, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at November 30, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$28,427	$—	$28,427
Corporate money market funds	173,924	—	173,924

Total cash and investments	$202,351	$—	$202,351

The following table summarizes the Company’s cash and cash equivalents at August 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$23,523	$—	$23,523
Corporate money market funds	172,218	—	172,218

Total cash and investments	$195,741	$—	$195,741

The Company did not hold any investments at November 30, 2010 or August 31, 2010. The Company’s cash and cash equivalents portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2011 and 2010.

6. DERIVATIVE INSTRUMENTS

Foreign Exchange Risk Management

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes.

Cash Flow Hedges

FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of less than two years. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during fiscal 2011 or fiscal 2010 and as such, no corresponding gains or losses were reclassified into earnings.

During the first quarter of fiscal 2011, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its Japanese Yen operating income through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of its net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. At November 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥330 million and less than $0.1 million, respectively. At November 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €26 million and $0.3 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £14 million and $1.0 million, respectively, at November 30, 2010. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (Buy/Sell)	Nov 30, 2010	Aug 31, 2010	Nov 30, 2010	Aug 31, 2010
British Pound Sterling / U.S. Dollar	$20,863	$30,978	$977	$879
Euro / U.S. Dollar	33,490	42,367	308	(1,220)
Japanese Yen / U.S. Dollar	3,920	—	(35)	—

Total	$58,273	$73,345	$1,250	$(341)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Nov 30, 2010	Aug 31, 2010
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$1,250	$879
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$—	$(1,027)
	Deferred rent and other non-current liabilities	$—	$(193)

	Total liabilities	$—	$(1,220)

Derivatives not designated as hedging instruments	None	$—	$—

	Net Derivative Assets (Liabilities)	$1,250	$(341)

Derivatives in Cash Flow Hedging Relationships for the three months ended November 30, 2010 and 2009 (in thousands):

	Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2010	2009		2010	2009
Foreign currency forward contracts	$1,469	$877	SG&A	$444	$1,493

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

Accumulated Other Comprehensive Income

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCI (in thousands):

	Three Months Ended November 30,
	2010	2009
Beginning balance, net of tax	$(238)	$851
Changes in fair value	1,469	877
Gain reclassified to earnings	(444)	(1,493)

Ending balance, net of tax	$787	$235

7. SEGMENT REPORTING

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

FactSet’s reportable segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered around providing integrated global financial and economic information. Sales, consulting, data collection and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, Dubai, India and the Philippines. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. Of the total $223 million of goodwill reported by the Company at November 30, 2010, 65% was recorded in the U.S. segment, 33% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended November 30, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$118,224	$43,187	$11,878	$173,289
Segment operating profit*	35,201	18,519	5,709	59,429
Total assets	416,677	217,139	25,591	659,407
Capital expenditures	6,620	167	1,234	8,021

For the three months ended November 30, 2009	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$105,310	$39,213	$10,720	$155,243
Segment operating profit*	31,222	16,997	5,828	54,047
Total assets	417,576	191,104	21,570	630,250
Capital expenditures	4,358	120	2,260	6,738

*	Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.

No single client represented 10% or more of FactSet’s total revenues in any period presented. As of November 30, 2010 and 2009, respectively, the Company’s largest individual client accounted for 2% of total subscriptions. Subscriptions from the ten largest clients did not surpass 16% of total client subscriptions as of November 30, 2010 and 2009, respectively.

8. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 11.9 years at November 30, 2010.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,908	$13,104	$36,804
Client relationships	20,493	10,496	9,997
Software technology	18,678	16,816	1,862
Non-compete agreements	1,750	175	1,575
Trade names	571	225	346

Total	$91,400	$40,816	$50,584

At August 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,278	$11,907	$37,371
Client relationships	20,348	9,776	10,572
Software technology	18,575	16,386	2,189
Non-compete agreements	1,813	150	1,663
Trade names	571	187	384

Total	$90,585	$38,406	$52,179

There were no intangible assets acquired during the three months ended November 30, 2010. The 1% increase in the gross carrying amount of intangible assets at November 30, 2010 as compared to August 31, 2010 was due to foreign currency translation adjustments.

Amortization expense recorded for intangible assets was $2.2 million and $2.1 million for the three months ended November 30, 2010 and 2009, respectively. As of November 30, 2010, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011 (remaining nine months)	$6,162
2012	7,234
2013	5,790
2014	4,699
2015	2,235
Thereafter	24,464

Total	$50,584

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

There was no goodwill acquired during the first three months of fiscal 2011. Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2010 are as follows (in thousands):

	U.S.	Europe		Asia Pacific	Total
Balance at August 31, 2010	$145,826	$72,278		$3,887	$221,991
Goodwill acquired during the period	—	—		—	—
Purchase price adjustments	—	—		—	—
Foreign currency translation adjustments	—	1,203	*	9	1,212

Balance at November 30, 2010	$145,826	$73,481		$3,896	$223,203

*	The increase in the gross carrying amount of goodwill within the European segment during fiscal 2011 was due to the weakening of the U.S. dollar against the Euro and British Pound Sterling.

10. COMMON STOCK AND EARNINGS PER SHARE

On November 10, 2010, the Company announced its Board of Directors approved a regular quarterly dividend of $0.23 per share. The cash dividend of $10.7 million was paid on December 21, 2010, to common stockholders of record on November 30, 2010. Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended November 30,
	2010	2009
Balance at September 1	46,024	46,740
Common stock issued for employee stock plans	626	1,154
Repurchase of common stock	(303)	(777)

Balance at November 30	46,347	47,117

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

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2010
Basic EPS
Income available to common stockholders	$41,601	46,283	$0.90
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,204

Income available to common stockholders plus assumed conversions	$41,601	47,487	$0.88

For the three months ended November 30, 2009
Basic EPS
Income available to common stockholders	$36,143	47,156	$0.77
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,720

Income available to common stockholders plus assumed conversions	$36,143	48,876	$0.74

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended November 30, 2010 and 2009 was 28,270 and 16,238, respectively, because their inclusion would have been anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended November 30, 2010 and 2009 was 19,621 and 80,897, respectively, because their inclusion would have been anti-dilutive.

For the three months ended November 30, 2010, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,494,651. Similarly, 1,933,698 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2009. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at November 30, 2010 and 2009 for performance-based stock options granted in fiscal 2011 and 2010.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Program

During the first three months of fiscal 2011, the Company repurchased 302,666 shares for $26.1 million under the existing share repurchase program. At November 30, 2010, $133 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At November 30, 2010 and August 31, 2010, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009
August 13, 2009	$0.20	Regular (cash)	August 31, 2009	$9,348	September 15, 2009
May 12, 2009	$0.20	Regular (cash)	May 29, 2009	$9,430	June 16, 2009
February 4, 2009	$0.18	Regular (cash)	February 27, 2009	$8,447	March 17, 2009
November 17, 2008	$0.18	Regular (cash)	November 28, 2008	$8,480	December 16, 2008

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards

During the first quarter of fiscal 2011, the Company granted 121,014 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards granted in fiscal 2011 vest between five and six years and are amortized to stock-based compensation expense over the vesting period.

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended November 30,
	2010	2009
Net income	$41,601	$36,143
Other comprehensive income, net of tax:
Net unrealized gain (loss) on cash flow hedges	1,025	(616)
Foreign currency translation adjustments	2,708	3,718

Comprehensive income	$45,334	$39,245

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss income are as follows (in thousands):

	November 30, 2010	August 31, 2010
Accumulated unrealized gain (loss) on cash flow hedges, net of tax	$787	$(238)
Accumulated foreign currency translation adjustments	(18,439)	(21,147)

Total accumulated other comprehensive loss	$(17,652)	$(21,385)

12. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Plans

Stock Option Awards

Options granted without performance conditions under the Company’s stock option plans (the “Option Plans”) expire either seven or ten years from the date of grant and the majority vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options granted with performance conditions under the Company’s 2004 Stock Option and Award Plan expire seven years from the date of grant and the majority vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

General Stock Option Activity

In the first three months of fiscal 2011, FactSet granted 894,050 stock options at an exercise price of $88.40 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2010	6,451	$47.73

Granted – non performance-based	85	88.40

Granted – performance-based	809	88.40

Exercised	(605)	31.54

Forfeited	(22)	60.07

Balance at November 30, 2010	6,718	$54.56

The total number of in-the-money options exercisable as of November 30, 2010 was 2.9 million with a weighted average exercise price of $35.93. As of August 31, 2010, 3.3 million in-the-money outstanding options were exercisable with a weighted average exercise price of $34.49. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2010 and August 31, 2010 was $150.5 million and $130.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $88.67 at November 30, 2010 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2010 and 2009 was $31.0 million and $47.2 million, respectively.

Performance-based Stock Options

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based options that vest will be predicated on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years subsequent to the date of grant. Dependent on the financial performance levels attained by FactSet during the two subsequent fiscal years, 0%, 20%, 60% or 100% of the performance-based stock options will vest to the grantees of those stock options. However, there is no current guarantee that such options will vest in whole or in part.

October 2009 Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At November 30, 2010, the Company estimated that 20% or 180,133 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.1 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Nov 30, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(995)	$—
20%	$2,055	$—	$131
60%	$6,165	$1,990	$393
100%	$10,275	$3,980	$655

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

June 2010 Performance-based Option Grant Review

In June 2010, the Company granted 820,202 performance-based employee stock options. The number of performance-based options that vest is based on FactSet achieving certain ASV targets over a six year period. At November 30, 2010, the Company estimated that 139,509 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.5 million to be recognized over the remaining vesting period.

November 2010 Annual Employee Performance-based Option Grant Review

In November 2010, the Company granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At November 30, 2010, the Company estimated that 20% or 146,867 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $3.0 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Nov 30, 2010	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$—	$(76)	$—
20%	$2,952	$—	$150
60%	$8,856	$152	$450
100%	$14,760	$304	$750

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2010. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

November 2010 Performance-based Option Grant Review

In November 2010, the Company granted 74,905 performance-based employee stock options that vest based on FactSet achieving certain ASV targets over a six year period. At November 30, 2010, the Company estimated that 31,768 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $0.8 million to be recognized over the remaining vesting period.

Restricted Stock and Stock Unit Awards

The Company’s option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2010	261	$61.65
Granted (restricted stock and stock units)	121	$84.36
Vested	—	$—
Canceled/forfeited	(1)	$67.04

Balance at November 30, 2010	381	$68.85

During the three months of fiscal 2011, there were two restricted stock awards grants as summarized below.

November 2010 Annual Employee Restricted Stock Award

In November 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards in November 2010 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The closing price of FactSet common stock on the grant date of $88.40 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on November 8, 2010 was $84.38. As of November 30, 2010, unamortized stock-based compensation expense of $8.1 million is to be amortized ratably to compensation expense over the remaining vesting period of 59 months.

November 2010 Employee Restricted Stock Unit Award

In November 2010, the Company granted 3,291 restricted stock units which entitle the holder to shares of common stock as the awards vest over time. A restricted stock unit is a promise to deliver shares to the employee at a future date if certain vesting conditions are met. The primary difference between a restricted stock unit and restricted stock is the timing of the delivery of the underlying shares. FactSet is not required to deliver the shares to the employees until the vesting conditions are met. The Company’s restricted stock units are performance-based and cliff vest 25% when serviced ASV targets are achieved during a six year period. Restricted stock grants are amortized to expense based on a graded-vesting attribution approach over the vesting period. The closing price of FactSet common stock on the grant date of $88.40 was reduced to reflect the loss of future dividends. The resulting fair value of the restricted stock units granted on November 8, 2010 was $83.49. As of November 30, 2010, unamortized stock-based compensation expense of $0.3 million is to be amortized to compensation expense over the remaining vesting period of 66 months.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under Employee Stock Option Plans	Share-based Awards Available for Grant under Non-Employee Stock Option Plans
Balance at August 31, 2010	2,216	162
Granted – non performance-based options	(85)	—
Granted – performance-based options	(809)	—
Restricted stock awards granted*	(303)	—
Share-based awards canceled/forfeited	25	—
Share-based awards expired	—	—

Balance at November 30, 2010	1,044	162

*	As reflected in the preceding table, for each share awarded as restricted stock under the Company’s Option Plans, an equivalent of 2.5 shares were deducted from the available share-based awards balance.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $1.4 million and $1.3 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2010 and 2009, respectively.

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

During the first quarter of fiscal 2011, employees purchased 21,734 shares at a price of $64.91 as compared to 28,217 shares at a price of $46.71 in the same period a year ago. At November 30, 2010, 334,522 shares were reserved for future issuance under the Purchase Plan.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2010 and 2009 were $12.63 and $9.51 per share, respectively, with the following weighted average assumptions:

	Three Months Ended November 30,
	2010	2009
Risk-free interest rate	0.14%	0.08%
Expected life	3 months	3 months
Expected volatility	10%	14%
Dividend yield	1.2%	1.5%

13. STOCK-BASED COMPENSATION

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period.

The following table summarizes stock-based compensation expense for the three months ended November 30, 2010 and 2009:

(in thousands)	2010	2009
Stock-based compensation	$3,677	$2,957
Tax impact of stock-based compensation	(1,195)	(994)

Stock-based compensation, net of tax	$2,482	$1,963

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

As of November 30, 2010, $48.4 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.98 years. There were no stock-based compensation costs capitalized as of November 30, 2010 or August 31, 2010, respectively.

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

-	Fiscal 2011 – 84,811 non performance-based employee stock options and 809,239 performance-based employee stock options were granted at a weighted average exercise price of $88.40 and a weighted average estimated fair value of $24.42 per share.

-	Fiscal 2010 – 32,476 non performance-based employee stock options and 900,665 performance-based employee stock options were granted at a weighted average exercise price of $66.46 and a weighted average estimated fair value of $19.99 per share.

The weighted average estimated fair value of employee stock options granted were determined using the binomial model with the following weighted average assumptions:

Three months ended November 30,	2010	2009
Term structure of risk-free interest rate	0.18% - 1.88%	0.21% -3.09%
Expected life	5.75 - 6.51 years	5.95 - 6.09 years
Term structure of volatility	26% - 34%	27% - 36%
Dividend yield	1.2%	1.6%

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

There were no stock options granted to the Company’s non-employee Directors during the three months ended November 30, 2010 and 2009, respectively.

Restricted Stock Fair Value Determinations

Fiscal 2011

On November 8, 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted on November 8, 2010 was $84.38.

On November 8, 2010, the Company granted 3,291 restricted stock units which entitle the holder to shares of common stock as the awards vest over time. The grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted on November 8, 2010 was $83.49.

Fiscal 2010

On October 23, 2009, the Company granted 161,794 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted on October 23, 2009 was $62.85.

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

14. INCOME TAXES

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

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

Three months ended November 30,	2010	2009
U.S. operations	$15,678	$17,204
Non-U.S. operations	2,275	938

Total provision for income taxes	$17,953	$18,142

The components of the provision for income taxes consist of the following (in thousands):

Three months ended November 30,	2010	2009
Current:
U.S. federal	$14,210	$16,034
U.S. state and local	2,039	1,553
Non-U.S.	2,426	1,088

Total current taxes	$18,675	$18,675

Deferred:
U.S. federal	$(555)	$(326)
U.S. state and local	(16)	(57)
Non-U.S.	(151)	(150)

Total deferred taxes	(722)	(533)

Total tax provision	$17,953	$18,142

For the first three months of fiscal 2011, U.S. and non-U.S. income before income taxes was $50.2 million and $9.4 million, respectively. For the same period in fiscal 2010, U.S. and non-U.S. income before income taxes was $50.1 million and $4.2 million, respectively.

The following table provides details of income taxes (in thousands, except percentages):

Three months ended November 30,	2010		2009
Income before income taxes	$59,554		$54,285
Provision for income taxes	$17,953		$18,142

Effective tax rate	30.1	%*	33.4%

*	The Company’s projected annual effective tax rate before discrete items for fiscal 2011 is 32.5%. During the first quarter of fiscal 2011, the Company recorded income tax benefits of $1.4 million from adjustments to certain reserves, which resulted in an actual effective tax rate of 30.1%.

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2010, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2009 through 2011
State (various)	2003 through 2011

Europe
France	2010 through 2011
United Kingdom	2008 through 2011

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

As of November 30, 2010, the Company had gross unrecognized tax benefits totaling $6.4 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the consolidated statement of income. Audits by multiple tax authorities are currently ongoing. The Company has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2011 (in thousands):

Unrecognized tax benefits at August 31, 2010	$7,346
Additions based on tax positions related to the current year	215
Additions for tax positions of prior years (includes $0.1 million for the payment of interest)	744
Reductions for tax positions of prior years	—
Lapse of statue of limitations	—
Reductions from settlements with taxing authorities	(1,929)

Unrecognized income tax benefits at November 30, 2010	$6,376

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

	Nov 30, 2010	Aug 31, 2010
Deferred tax assets
Current
Allowance for doubtful accounts	$710	$700
Deferred rent	3,197	3,397
Other	108	(1,285)

Net current deferred taxes	4,015	2,812

Non-current
Depreciation on property, equipment and leasehold improvements	5,059	5,078
Deferred rent	2,786	2,788
Stock-based compensation	12,422	13,087
Purchased intangible assets, including acquired technology	(3,577)	(3,293)
Other	2,817	1,941

Net non-current deferred taxes	19,507	19,601

Total deferred tax assets	$23,522	$22,413

The significant components of deferred tax liabilities that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

	Nov 30, 2010	Aug 31, 2010
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,705	$3,731

Total deferred tax liabilities (non-current)	$3,705	$3,731

A provision has not been made for additional U.S. Federal or foreign taxes as of November 30, 2010 on undistributed earnings of foreign subsidiaries, except for the United Kingdom and France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at November 30, 2010 and August 31, 2010. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

15. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At November 30, 2010, the Company leases approximately 169,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space in the U.S. in New York, New York; Boston, Massachusetts; Chicago, Illinois; Manchester, New Hampshire; Reston, Virginia; Austin, Texas; San Mateo, California; Newark, New Jersey; Piscataway, New Jersey; and Tuscaloosa, Alabama. Outside the U.S., the Company’s operations are conducted in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; Hong Kong; Dubai, Hyderabad and Mumbai, India; Sydney, Australia; and Manila, the Philippines. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the first quarter of fiscal 2011, FactSet entered into a new lease agreement in connection with the relocation of its New Hampshire data center to a new, state of the art facility in Piscataway, New Jersey, which will result in incremental future minimum rental payments of $15.8 million over the remaining non-cancelable lease term of ten years and was included in the future minimum rental payment disclosure below. The new data center space under lease includes 7,095 of rentable square feet. Including the new data center lease agreement, the Company’s worldwide leased office space increased to approximately 650,000 square feet, up 1% from August 31, 2010 and 4% from a year ago.

At November 30, 2010, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2011 (remaining nine months)	$17,786
2012	23,909
2013	23,376
2014	18,843
2015	16,140
Thereafter	59,331

Total	$159,385

During the three months ended November 30, 2010 and 2009, rent expense for all operating leases amounted to $7.7 million and $7.4 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2010.

Purchase Commitments with Suppliers

Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2010, the Company had total purchase commitments of $45.6 million. There were no material changes in FactSet’s purchase commitments during the first quarter of fiscal 2011.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. While the outcome of these matters is currently not determinable, management currently believes that the ultimate cost to resolve these matters against the Company, individually or in the aggregate, will not have a material adverse impact on its consolidated financial position, results of operations or cash flows.

Income Taxes

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance (see Note 14). FactSet is currently under audit by multiple tax authorities. The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and the Company believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

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

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. At November 30, 2010, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2010. At November 30, 2010 and August 31, 2010, the receivable reserve was $1.9 million, respectively.

16. REVOLVING CREDIT FACILITY

The Company maintains its three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility with JPMorgan Chase has been utilized for standby letters of credit issued during the ordinary course of business as of November 30, 2010. The Company is obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Results of Operations

•	Foreign Currency

•	Liquidity

•	Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Share Repurchase Program

•	Dividends

•	Significant Accounting Policies and Critical Accounting Estimates

•	New Accounting Pronouncements

•	Recent Market Trends

•	Forward-Looking Factors

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

As of November 30, 2010, the Company employed 4,459 employees, an increase of 343 employees over the past three months and up 36% since November 30, 2009. Of these employees, 1,488 were located in the U.S., 543 in Europe and the remaining 2,428 in the Asia Pacific region. The increase in headcount during fiscal 2011 was driven by the expansion of our proprietary content operations in India and the Philippines, as well as the hiring of consultants and software engineers. Approximately 55% of our employees are involved with content collection, 20% conduct sales and consulting services, another 20% are involved in product development, software and systems engineering and the remaining 5% of employees provide administrative support.

Overall, the first quarter of fiscal 2011 was a solid start to our year. Our first quarter results illustrate the strength of our business model as we continue to be able to provide superior workflow solutions to our clients, while growing both revenues and diluted earning per share. We delivered subscription growth of $10.9 million over the past three months and return on capital was 31%, which was higher than our five year average of 29%. We have significantly invested in our people over the past year as our headcount has grown by 36%, which has helped us capitalize on what we believe are forward-looking opportunities. In addition, during the first quarter, we successfully relocated our New Hampshire data center to a new, state of the art facility in New Jersey. We opened the new facility in November, while our data center in Virginia handled our entire client capacity.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2010 and 2009, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

(in thousands, except per share data) Three months ended November 30,	2010	2009	Change
Revenues	$173,289	$155,243	11.6%

Cost of services	56,785	50,407	12.7%

Selling, general and administrative	57,075	50,789	12.4%

Operating income	59,429	54,047	10.0%

Net income	$41,601	$36,143	15.1%

Diluted earnings per common share	$0.88	$0.74	18.9%

Diluted weighted average common shares	47,487	48,876

Revenues

Revenues for the three months ended November 30, 2010 were $173.3 million, up 11.6% from $155.2 million for the same period a year ago. We delivered solid growth in each of our key metrics. During the first quarter of fiscal 2011, our user count increased by 800, net new clients rose by 13 and annual subscriptions increased by $10.9 million. Upgrades to the new FactSet continue to occur and are at a pace in-line with our internal goals. We have gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally, as new and existing clients continue to value our functionality and content. Our buy-side clients continue to experience strong growth across all geographies and represented 82% of our total revenues in the first quarter of fiscal 2011, consistent with the prior year.

Revenue growth drivers during the first three months of fiscal 2011 included the expanded deployment of our proprietary data across all geographies including incremental subscriptions to FactSet Fundamentals and Estimates, clients continuing to license our advanced applications such as Portfolio Analysis (“PA”), growth in the number of clients and users through the development of new functionality within FactSet that improves our clients’ workflows, the cancelation rate of services by existing clients has slowed as the financial markets continue to stabilize and returns from our investment in people.

Expanded deployment of our proprietary data

Our proprietary content remains a focus of our development and sales efforts and we are pleased by the growing returns from our investment in proprietary content. We understand that data is part of a broader investment process, so FactSet makes timeliness and reliability a priority. A significant recent development was FactSet Fundamentals was enhanced to deliver high quality standardized data within hours of public filings by U.S. companies. We have been successful in the deployment of our proprietary content through FactSet workstations for our clients. In particular, our FactSet Fundamentals and FactSet Estimates have been strong performers and we continue to invest in those and in our other proprietary databases, such as FactSet Economics, Corporate Events and Transcripts and Ownership. As of November 30, 2010, FactSet now offers the following proprietary datasets that include the latest, most accurate information available: fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data. Our expanded deployment of proprietary data has made FactSet a one-stop source for financial information as we are able to combine hundreds of commercial databases, including content regarding tens of thousands of companies and securities from major markets across the globe into a single powerful online platform of information and analytics.

Clients continue to license our advanced applications

Our core applications continue to be in demand by our clients as sales of our quantitative products accelerated and led to revenue growth year over year. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis portfolio publishing and returns based, style analysis. The expanded PA suite now includes Axioma models, which were well received by our client base. In addition, during the first quarter of fiscal 2011, we released our Single Name Security Exposures application to enable clients to look across all portfolios or a subset of portfolios to quantify exposure to a security, an issuer, an industry, a country, or any user-defined set of securities. Since September 1, 2010, we have increased the number of PA workstations sold, the number of clients using fixed income in PA and the number of quantitative users who take advantage of our PA offerings. The rise in users of PA during the past year was primarily from our largest investment management clients.

New functionality within FactSet that improves our clients’ processes

We released our newest financial software platform in September 2009. The new FactSet consolidates data and analytics, previously spread across multiple applications, into one comprehensive, intuitive interface improving both functionality and ease of use. Upon its release, we initiated a global, company-wide effort to upgrade our client-base of more than 40,000 users to the new platform. During the past 12 months, we saw substantial progress toward upgrading the majority of our clients. An upgrade to the new FactSet provided users with improved features and functionality within virtually every report and chart on FactSet as well as aided our sales teams in new client growth. The client usage rate continues to be strong, leading us to believe that the new FactSet platform is delivering value.

The FactSet workstation is designed to provide solutions to the investment professional to enhance productivity through powerful analytics and an intuitive interface. We continue to invest in and develop new products that make our clients’ workflows easier and more efficient. Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Deployment of real-time news and quotes has resulted in a significant increase in user count over the last 12 months in conjunction with the release of the new FactSet. The use of our real-time offering on a daily basis is indicative of increasing overall engagement level from existing users. The fact that real-time users continue to increase leads us to believe the market place recognizes a compelling value proposition of our real-time offering. The latest version of our real-time news and quotes application provides information from more than 100 exchanges and news sources. All new clients receive news and quotes as part of the standard workstation feature set, making the basic FactSet service even more valuable.

Cancelation rate of services by existing clients has slowed

The cancelation rate of services by existing clients has moderated as the financial markets and the size of client workforces continue to stabilize. At November 30, 2010, annual client retention was greater than 95% of ASV, consistent with last year. On a client basis, our annual retention rate improved to 90% of clients at November 30, 2010 as compared to 87% a year ago, reflecting a reduction in client turnover. The decline in client cancellations is directly correlated to a decrease in firm closures. Although we continue to see client consolidations and firm failures in the industry, we are experiencing the success of some longer term sales efforts as firms are more willing to commit to FactSet to replace other systems, demonstrating the value of our service to clients.

Investment in our People

We are proud of our growing workforce as we aggressively invested during the recent market downturn in terms of people. We have been investing in people, both in the U.S. and worldwide, to collect content and to develop our applications to deliver it. Our total headcount was 4,459 at November 30, 2010, up 36% over the same period last year. Most of our new employees are involved in the development of our content, but we have also expanded our sales, consulting and product development groups both in the U.S. and internationally.

Revenues by Geographic Region

(in thousands) Three months ended November 30,	2010	2009	Change
U.S.	$118,224	$105,310	12.3%
% of revenue	68.2%	67.8%
Europe	$43,187	$39,213	10.1%
Asia Pacific	11,878	10,720	10.8%

International	$55,065	$49,933	10.3%
% of revenue	31.8%	32.2%
Consolidated	$173,289	$155,243	11.6%

Revenues from our U.S. business increased 12.3% to $118.2 million during the three months ended November 30, 2010 compared to $105.3 million in the same period a year ago. Our revenue growth rates in the U.S. reflect positive client and user growth, the expanded deployment of our proprietary content, $3.9 million from Market Metrics, our real-time news and quotes capabilities included in the new FactSet and expanding the number of PA users. Excluding the acquisition of Market Metrics on June 1, 2010, the U.S. organic revenue growth rate was 8.6%.

International revenues in the first quarter of fiscal 2011 were $55.1 million, an increase of 10.3% from $49.9 million in the prior year period. The impact from foreign currency increased international revenues by $0.3 million year over year. European revenues advanced 10.1% to $43.2 million due to offering a broader selection of global content, increases in user and client counts and the continued deployment of our portfolio analysis, risk and quantitative applications. Asia Pacific revenues grew to $11.9 million, up 10.8% from the same period a year ago, largely due to our ability to sell additional services to existing clients, expansion of our real-time news and quotes that services the needs of a global investor, increases in user and client counts and growth in our global content offering. Revenues from international operations accounted for 32% of our consolidated revenues in the first quarter of fiscal 2011, consistent with the year ago quarter.

Annual Subscription Value (“ASV”)

ASV at any given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. Excluding $16 million from the acquisition of Market Metrics on June 1, 2010, ASV increased 9.5% over the last 12 months. At November 30, 2010, ASV was $695 million, up from the prior year total of $621 million. Of this total, 82% of ASV derives from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research.

ASV from our U.S. operations was $474 million, up from $420 million a year ago. ASV from international operations increased from $201 million at November 30, 2009 to $221 million at November 30, 2010, representing 32% of our Company-wide total.

ASV increased $10.9 million during the first quarter of fiscal 2011, which is encouraging since ASV decreased in the same period a year ago. Broad-based growth has been the catalyst for accelerating our growth rate to 9.5% over the last 12 months as we saw our client base stabilize and the markets improve. Drivers of ASV growth in the first quarter were the combination of high value applications, breadth of global content and client service. Our sales personnel are well-versed in demonstrating to clients the savings and workflow efficiencies we can offer as compared to other choices in the marketplace. For the fourth consecutive quarter, we had ASV and user growth in both buy-side and sell-side clients.

Users and Clients

At November 30, 2010, professionals using FactSet increased to 43,600, up 800 users from the beginning of the year. Client count was 2,123 as of November 30, 2010, a net increase of 13 clients during the past three months. At November 30, 2010, the average ASV per client was $328,000, up from $324,000 at August 31, 2010 and $304,000 at November 30, 2009. We continue to see strong user and client growth as our client count expanded with 79 net new clients and 6,200 net new users in the past year. Total user count growth of 17% over the past 12 months was from both investment management and global banking and brokerage clients and driven by the combination of advanced FactSet applications including real-time news and quotes with a vast array of data supported by FactSet client service.

As of November 30, 2010, our largest individual client accounted for 2% of total ASV. Subscriptions from our ten largest clients did not surpass 16% of total ASV as of November 30, 2010, consistent with August 31, 2010 and November 30, 2009.

Operating Expenses

(in thousands) Three months ended November 30,	2010	2009	Change
Cost of services	$56,785	$50,407	12.7%
Selling, general and administrative	57,075	50,789	12.4%

Total operating expenses	$113,860	$101,196	12.5%
Operating income	$59,429	$54,047	10.0%
Operating Margin	34.3%	34.8%

Cost of Services

For the three months ended November 30, 2010, cost of services increased 12.7% to $56.8 million as compared to $50.4 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 32.8% during the first quarter of fiscal 2011, a rise of 30 basis points from a year ago. The increase year over year was driven by higher employee compensation partially offset by lower levels of third party data costs, computer related expenses and client communication costs.

Employee compensation, expressed as a percentage of revenues, increased 235 basis points for the three months ended November 30, 2010 compared to the same period a year ago due to expanding the number of employees in our offshore proprietary content collection operations, hiring of software engineers and consultants and increased variable compensation. Over the last 12 months, we have increased our content collection headcount by over 850 employees, primarily at our facilities in India and the Philippines. At November 30, 2010, approximately 55% of our employees were involved with content collection as compared to 48% at November 30, 2009. In addition to the hiring of people for our content collection operations, we hired 101 net new software engineers and consultants in the past year as we continue to improve our applications and service our existing client base.

Lower levels of third party data costs, computer depreciation expense and client communication costs partially offset the overall increase to cost of services expressed as a percentage of revenues during the first quarter of fiscal 2011 compared to the same period a year ago.

Data costs, expressed as a percentage of revenues, decreased 135 basis points for the three months ended November 30, 2010 compared to the same period in fiscal 2010 as a result of a reduction in data expense associated with the end of the Thomson Reuters transition services agreement and lower variable fees payable to data vendors based on deployment of their content over the FactSet platform from increased client usage of our proprietary content. Annual third-party royalty payments were reduced by $0.9 million in fiscal 2011 due to the deployment of our own proprietary content over the FactSet platform including FactSet Fundamentals, FactSet Estimates and FactSet Economics. Computer related expenses, including computer maintenance costs, decreased 40 basis points in the first quarter of fiscal 2011 as compared to a year ago due to the transition to Hewlett Packard Integrity servers in our data centers. The cost per Integrity server is 35% less than an Alpha mainframe and the power consumption has been reduced in half. Communication costs, expressed as a percentage of revenues, decreased 30 basis points for the three months ended November 30, 2010 as compared to the same period in fiscal 2010 due to implementing more cost effective means to connect clients to our data centers.

Selling, General and Administrative

For the three months ended November 30, 2010, selling, general, and administrative (“SG&A”) expenses increased 12.4% to $57.1 million from $50.8 million in the first quarter of fiscal 2010. SG&A expenses, expressed as a percentage of revenues, rose 20 basis points to 32.9% during the first quarter of fiscal 2011 from 32.7 % a year ago. The increase was driven by a rise in travel and entertainment (“T&E”) expenses and a full quarter of expense from the acquisition Market Metrics partially offset by lower employee compensation and foreign currency hedging.

T&E expenses, expressed as a percentage of revenues, increased 80 basis points for the three months ended November 30, 2010, compared to the same period in fiscal 2010 primarily due to more client visits and an increase in U.S. employees traveling overseas. During the past 12 months, travel has increased to enable us to manage our Hyderabad and Manila operations, as we continue to expand our proprietary content collection. Total T&E costs related to air travel and hotel stays by U.S. employees rose by 30% year over year. Market Metrics was acquired on June 1, 2010 resulting in incremental SG&A expenses year over year, primarily in higher compensation, office expenses and T&E.

Partially offsetting the increase in SG&A expenses was lower employee compensation, expressed as a percentage of revenues, due to reduced headcount in Europe and favorable currency rates. In addition, a gain on derivatives of $1.5 million was recorded in SG&A in the first quarter of fiscal 2010 as compared to a gain of $0.4 million in the current year.

Operating Income and Operating Margin

Operating income advanced 10.0% to $59.4 million for the three months ended November 30, 2010 compared to the prior year period. Our operating margin during the first quarter of fiscal 2011 was 34.3%, down 50 basis points from 34.8% a year ago primarily due to expanding the number of employees in our offshore proprietary content collection operations and a rise in T&E partially offset by lower data costs. The continued investment in our personnel resulted in employee count growth of 36% to 4,459 as of November 30, 2010 and was driven by hiring for our operations in India and the Philippines, as well as the hiring of consultants and software engineers in each geographic region.

Operating Income by Segment

(in thousands) Three months ended November 30,	2010	2009	Change
U.S.	$35,201	$31,222	12.7%
Europe	18,519	16,997	9.0%
Asia Pacific	5,709	5,828	(2.0)%

Consolidated	$59,429	$54,047

Our reportable segments are aligned with how we, including our CODM, manages the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business, view the markets we serve. Sales, consulting, data collection and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.

Operating income from our U.S. business increased 12.7% to $35.2 million during the three months ended November 30, 2010 compared to $31.2 million in the same period a year ago. The increase in operating income was primarily due to $12.9 million of incremental revenues and lower variable data fees partially offset by higher employee compensation and T&E. U.S. revenue growth was driven by expanded deployment of our proprietary data, the acquisition of Market Metrics on June 1, 2010, additional subscriptions to our real-time news and quotes capabilities included in the new FactSet and clients continuing to license applications within our PA suite. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics.

European operating income increased 9.0% to $18.5 million during the three months ended November 30, 2010 compared to $17.0 million in the same period a year ago. The increase in European operating income is due to a $4.0 million increase in revenues, lower variable fees payable to data vendors and a reduction in expense associated with the end of the Thomson Reuters transition services agreement. European revenues advanced $4.0 million due to a broader selection of global content and the continued deployment of our portfolio analysis, risk and quantitative applications.

Asia Pacific operating income decreased 2.0% to $5.7 million during the three months ended November 30, 2010 compared to $5.8 million in the same period a year ago. The decrease in Asia Pacific operating income was primarily driven by higher employee compensation due to the growth of our proprietary content operations in India and the Philippines as well as increased occupancy costs for our office expansions in Japan, India and the Philippines, partially offset by $1.2 million of incremental revenues year over year.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) Three months ended November 30,	2010	2009	Change
Other income	$125	$238	(47.5)%
Provision for income taxes	$17,953	$18,142	(1.0)%
Net income	$41,601	$36,143	15.1%
Diluted earnings per common share	$0.88	$0.74	18.9%

Effective tax rate	30.1%	33.4%

Other Income

During the three months ended November 30, 2010, the Federal Reserve continued to maintain low U.S. interest rates which kept returns on our cash and cash equivalents minimal. Our average annualized return on cash and cash equivalents was 30 basis points during the first quarter of fiscal 2011 as compared to 25 basis points in the same period a year ago. At no time during fiscal 2011 and 2010 did a component of our cash and cash equivalents portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended November 30, 2010, the provision for income taxes decreased 1.0% to $18.0 million as compared to the same period a year ago due to income tax benefits of $1.4 million partially offset by higher pre-tax income. The effective tax rate for the first quarter of fiscal 2011 was 30.1% as compared to 33.4% a year ago. Our projected annual effective tax rate before discrete items for fiscal 2011 is 32.5%.

During the first quarter of fiscal 2011, we recorded income tax benefits of $1.4 million from adjustments to certain reserves, which resulted in an actual effective tax rate for the first quarter of 30.1%. The fiscal 2011 effective tax rate appropriately excludes any U.S. Federal R&D credit as the R&D credit expired on December 31, 2009. Our effective tax rate is based on current enacted tax laws and as such, we do not reflect the R&D tax credit in any months of fiscal 2011. The expiration of the R&D tax credit on December 31, 2009 resulted in a 170 basis point increase in our fiscal 2011 effective tax rate.

Net Income and Earnings per Share

Net income rose 15.1% to $41.6 million and diluted earnings per share increased 18.9% to $0.88 for the three months ended November 30, 2010. Included in the first quarter of fiscal 2011 were income tax benefits of $0.03 per diluted share from adjustments to certain reserves. Excluding the income tax benefits of $0.03 per diluted share in fiscal 2011, our diluted earnings per share growth was 14.9% year over year. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower data costs, internal system efficiencies to better manage expenses, a lower effective tax rate and a reduction in the diluted weighted average shares outstanding.

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

As depicted in the chart below, our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $142 million, which translates into a net foreign currency exposure of $126 million per year.

	Annualized Foreign Currency Exposure
(In thousands)	Revenues	Expenses	Net Exposure
British Pound Sterling	$821	$50,652	$(49,831)
Euro	458	37,867	(37,409)
Japanese Yen	14,285	11,183	3,102
Other	—	41,918	(41,918)

Total	$15,564	$141,620	$(126,056)

Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 67% of our employees are located. Foreign currency movements did not impact operating income or diluted earnings per share in the first quarter of fiscal 2011 when holding currencies constant from the first quarter of fiscal 2010.

To reduce variability from foreign currency fluctuations in operating expenses denominated in British Pound Sterling, Euro and Japanese Yen, we entered into foreign currency forward contracts. During the first quarter of fiscal 2011, we entered into foreign currency forward contracts to hedge approximately 95% of our Japanese Yen operating income through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential ineffectiveness of the hedge. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At November 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥330 million and less than $0.1 million, respectively. At November 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €26 million and $0.3 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £14 million and $1.0 million, respectively, at November 30, 2010. A gain on derivatives for the three months ended November 30, 2010 of $0.4 million was recorded into operating income in our Consolidated Statements of Income as compared to a gain of $1.5 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

For the three months ended November 30,	2010	2009
Net cash provided by operating activities	$22,184	$25,235
Capital expenditures (1)	(8,021)	(6,738)

Free cash flow (2)	$14,163	$18,497

Net cash used in investing activities	$(8,021)	$(6,738)
Net cash used in financing activities	$(8,974)	$(17,789)
Cash and cash equivalents at end of period (November 30th)	$202,351	$217,861

(1)	Included in net cash used in investing activities during each fiscal year reported above.
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

Cash and cash equivalents aggregated to $202 million or 31% of our total assets at November 30, 2010, compared with $218 million or 35% of our total assets at November 30, 2009 and $196 million at August 31, 2010 or 30% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $6.6 million since August 31, 2010 as a result of cash provided by operations of $22.2 million, $20.1 million from the exercise of employee stock options, $7.5 million of tax benefits from share-based payment arrangements and $1.4 million from the effect of exchange rate changes on our foreign cash balances partially offset by cash outflows of $26.1 million related to stock repurchases, dividend payments of $10.5 million and capital expenditures of $8.0 million.

Free cash flow generated over the last twelve months was $186 million, up 8% over the prior year and exceeded net income by 19%. Free cash flow in the first quarter of fiscal 2011 was $14.2 million compared to $18.5 million in the year ago period. Drivers of free cash flow during fiscal 2011 were record levels of net income, higher non-cash expenses and tax benefits from stock option exercises during the quarter resulting in lower income tax payments partially offset by a decline in working capital from an increase in accounts receivable and the timing of paying our annual employee bonuses.

The first quarter of each fiscal year typically generates the lowest quarterly free cash flow due to the payment of annual employee variable compensation. As disclosed in our previously filed 2010 Annual Report on Form 10-K, we historically pay variable employee compensation related to the previous fiscal year in the first fiscal quarter. Annual variable employee compensation paid in the first quarter of fiscal 2011 was $37 million, which was included in accrued compensation on our balance sheet at August 31, 2010 as it related to the 2010 fiscal year.

Our accounts receivable balance increased by $4.2 million since August 31, 2010 due to the invoicing of Market Metrics clients in the first quarter of fiscal 2011. However, over the last 12 months our accounts receivable balance has increased only $4.2 million while ASV is up $59 million over the same period. At November 30, 2010 our days sales outstanding

(“DSO”) was 33 days as compared to 31 days at August 31, 2010 and 35 days a year ago. The improvement in DSO since November 30, 2009 is the result of continuing improvement in our collections processes and the efficiency of our collections group. We have seen DSOs decrease substantially over the past several years as a result of increased investment in our highly motivated collection and information systems teams. Consistent with prior years, we invoice a small percentage of our clients annually in advance during the second quarter of each fiscal year. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect that accounts receivable and deferred revenues will increase approximately $15 million during the upcoming second quarter of fiscal 2011. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter. During the second quarter of fiscal 2010, we issued invoices for services to be provided over the next twelve months that aggregated to approximately $11 million. In the subsequent third quarter of fiscal 2010, our accounts receivable balance decreased $10 million.

Net cash used in financing activities was $8.8 million less in the first quarter of fiscal 2011 as compared to the same period a year ago due to lower share repurchases and proceeds from employee stock plans. During the three months ended November 30, 2010, we repurchased 302,666 shares for $26.1 million under the program as compared to 777,400 shares for $52.1 million a year ago. Proceeds from employee stock exercises decreased from $28.5 million in the first quarter of fiscal 2010 to $20.1 million in the current quarter as the number of employee stock option exercises decreased by 520,924 options. Through cash dividends and share repurchases, we have returned $207 million to our stockholders over the past 12 months.

Capital Resources

Capital Expenditures

Capital expenditures were $8.0 million for the quarter ended November 30, 2010, up from $6.7 million in the same period a year ago. Approximately $5.4 million or 68% of capital expenditures were for computer equipment and the remainder for office expansions. In the first quarter of fiscal 2011 we purchased 12 additional Hewlett Packard Integrity blade servers to increase the capacity and processing speed of our Virginia data center in addition to buying laptop computers and peripherals for our growing employee base. We also moved one of our fully redundant data centers from New Hampshire to a new, state of the art facility in New Jersey during the quarter, while our data center in Reston handled our entire client capacity.

The remaining $2.6 million of capital expenditures were for the build out of new office space in New York and Manila. We continue to expand aggressively to house and grow our proprietary content operations and other functions that can be run efficiently in remote office locations. As of November 30, 2010, our leased office space worldwide is approximately 650,000 square feet, an increase of 4% from a year ago.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

We maintain our three-year credit facility with JPMorgan Chase Bank. The credit facility is available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes, maturing on March 31, 2011. Approximately $3.3 million of the credit facility has been utilized for standby letters of credit issued during the ordinary course of business as of November 30, 2010. We are obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contains covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

As of November 30, 2010 and August 31, 2010, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of November 30, 2010 and August 31, 2010.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2010, we had total purchase commitments of $45.6 million. There were no material changes in our purchase commitments during the first quarter of fiscal 2011.

During the first quarter of fiscal 2011, we entered into a new lease agreement in connection with the relocation of our New Hampshire data center to New Jersey, which will result in incremental future minimum rental payments of $15.8 million over the remaining non-cancelable lease term of ten years. As such, commitments under our operating leases increased 13% from $140.8 million at August 31, 2010 to $159.4 million at November 30, 2010.

With the exception of the new data center lease in New Jersey, there were no other significant changes to our contractual obligations during the three months ended November 30, 2010.

Share Repurchase Program

During the first three months of fiscal 2011, we repurchased 302,666 shares for $26.1 million under the existing share repurchase program. At November 30, 2010, $133 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

Dividends

On November 10, 2010, our Board of Directors approved a regular quarterly dividend of $0.23 per share. The cash dividend of $10.7 million was paid on December 21, 2010, to common stockholders of record on November 30, 2010. Future cash dividends will be paid using our existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2010.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Recent Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) continue to experience high levels of volatility. Approximately 82% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

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

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on management’s current expectations, estimates, forecast and projections about the industries in which we operate and the beliefs and assumptions of our management. All statements, other than statements of historical facts, are statements that could be deemed forward-looking statements. These include statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results. Forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “ASV,” “subscriptions,” “believes,” “estimates,” “may” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	A prolonged decline in equity returns impacting the buying power of our investment management clients

•	Continued uncertainty, consolidation, and business failures in the global investment banking industry may cause us to lose additional clients and users

•	A global market crisis and related economic recession may affect our revenues and liquidity

•	Increased competition in our industry may cause price reductions or loss of market share

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	Our ability to integrate and market FactSet proprietary data as a high quality asset and win new clients

•	The protection and privacy of our client data

•	A prolonged or recurring outage at one of our data centers may result in reduced service and the loss of clients

•	Malicious, ignorant or illegal employee acts regarding insider information

•	Man-made problems such as computer viruses or terrorism may disrupt our operations

•	Our ability to integrate newly acquired companies

•	The negotiation of contract terms supporting new and existing data sets or products

•	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

•	Third parties may claim infringement of their intellectual property rights

•	Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that the Company regards as proprietary

•	Volatility in general economic conditions

•	Risks associated with doing business internationally

•	Our ability to hire and retain key qualified personnel

•	Resolution of ongoing and other probable audits by tax authorities

•	Adverse resolution of litigation or governmental investigations may harm our operating results

•	Changes in accounting may affect our reported earnings and operating income

•	Internal controls may be ineffective

Business Outlook

The following forward-looking statements reflect our expectations as of December 14, 2010. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2011 Expectations

•	Revenues are expected to range between $174 million and $179 million.

•	EPS should range between $0.85 and $0.87 per diluted share. Both ends of this range include a $0.02 reduction to reflect the lapse of the U.S. Federal R&D tax credit on January 1, 2010.

Full Year Fiscal 2011

•	The 2011 guidance for capital expenditures, net of landlord contributions, is $22 million to $28 million.

Financial Risk Management

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We are exposed to market risk from changes in foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to foreign currency exchange risk through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. We only enter into foreign currency forward contracts to manage foreign currency exposures. Our primary foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen, Indian Rupee and Philippine Peso. The fair market values of all our derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $142 million, which translates into a net foreign currency exposure of $126 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of our cash and cash equivalents at November 30, 2010 was $202 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investments policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $142 million, which translates into a net foreign currency exposure of $126 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During the first quarter of fiscal 2011, we entered into foreign currency forward contracts to hedge approximately 95% of our Japanese Yen operating income through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At November 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥330 million and less than $0.1 million, respectively. At November 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €26 million and $0.3 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £14 million and $1.0 million, respectively, at November 30, 2010.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2010. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased $7.3 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by reductions in our Euro, British Pound Sterling and Japanese Yen expense base. Had we not had any hedges in place as of November 30, 2010, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2010 would result in a decrease in operating income by $11.4 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2010 would increase the fair value of total assets by $22 million and equity by $18 million.

Interest Rate Risk

The fair market value of our cash and cash equivalents at November 30, 2010 was $202 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 15, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K. There were no material changes during the quarter ended November 30, 2010 to this information included in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are inapplicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2010:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)

September 2010	—	$—	—	$159,038

October 2010	176,666	$84.66	176,666	144,082

November 2010	126,000	$88.28	126,000	132,958

	302,666	$86.17	302,666	$132,958

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 6.	EXHIBITS

(a)	EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 10, 2011	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President and Director of Finance
(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.