Form 10-Q
period 2011-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2011-04-06
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended February 28, 2011

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, on February 28, 2011 was 46,139,769.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended February 28, 2011

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues	$177,635	$157,281	$350,924	$312,524

Operating expenses
Cost of services	60,137	50,870	116,922	101,277
Selling, general and administrative	59,405	51,938	116,480	102,727

Total operating expenses	119,542	102,808	233,402	204,004

Operating income	58,093	54,473	117,522	108,520

Other income	132	151	257	389

Income before income taxes	58,225	54,624	117,779	108,909

Provision for income taxes	12,971	18,505	30,924	36,647

Net income	$45,254	$36,119	$86,855	$72,262

Basic earnings per common share	$0.98	$0.77	$1.88	$1.52
Diluted earnings per common share	$0.95	$0.75	$1.83	$1.48

Weighted average common shares (Basic)	46,226	46,917	46,244	47,413
Weighted average common shares (Diluted)	47,427	48,066	47,495	48,704

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	February 28, 2011	August 31, 2010
ASSETS
Cash and cash equivalents	$203,105	$195,741
Accounts receivable, net of reserves of $1,874 at February 28, 2011 and $1,862 at August 31, 2010	70,501	59,693
Deferred taxes	4,300	2,812
Prepaid taxes	9,282	0
Other current assets	11,264	6,899

Total current assets	298,452	265,145

Property, equipment and leasehold improvements, at cost	170,317	160,952
Less accumulated depreciation and amortization	(88,981)	(81,457)

Property, equipment and leasehold improvements, net	81,336	79,495

Goodwill	226,924	221,991
Intangible assets, net	49,980	52,179
Deferred taxes	19,448	19,601
Other assets	6,930	6,197

TOTAL ASSETS	$683,070	$644,608

LIABILITIES
Accounts payable and accrued expenses	$23,580	$23,976
Accrued compensation	29,336	48,607
Deferred fees	27,799	25,034
Taxes payable	0	1,073
Dividends payable	10,612	10,586

Total current liabilities	91,327	109,276

Deferred taxes	3,808	3,731
Taxes payable	7,459	7,346
Deferred rent and other non-current liabilities	22,289	21,849

TOTAL LIABILITIES	$124,883	$142,202
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 100,000,000 shares authorized, 61,069,077 and 60,142,905 shares issued; 46,139,769 and 46,024,137 shares outstanding at February 28, 2011 and August 31, 2010, respectively	611	601
Additional paid-in capital	395,836	344,144
Treasury stock, at cost: 14,929,308 and 14,118,768 shares at February 28, 2011 and August 31, 2010, respectively	(682,943)	(607,798)
Retained earnings	852,428	786,844
Accumulated other comprehensive loss	(7,745)	(21,385)

TOTAL STOCKHOLDERS’ EQUITY	558,187	502,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,070	$644,608

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended February 28,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$86,855	$72,262
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,758	18,211
Stock-based compensation expense	10,377	6,097
Deferred income taxes	(1,275)	(3,429)
Gain on sale of assets	(4)	(117)
Tax benefits from share-based payment arrangements	(12,919)	(18,847)
Changes in assets and liabilities
Accounts receivable, net of reserves	(10,808)	(5,339)
Accounts payable and accrued expenses	(658)	(1,428)
Accrued compensation	(19,853)	(15,087)
Deferred fees	2,765	(3,236)
Taxes payable, net of prepaid taxes	2,849	18,762
Prepaid expenses and other assets	(4,743)	2,447
Landlord contributions	1,354	483
Other working capital accounts, net	(217)	(646)

Net cash provided by operating activities	72,481	70,133

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements	(15,433)	(9,051)

Net cash used in investing activities	(15,433)	(9,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(21,110)	(18,642)
Repurchase of common stock	(75,145)	(107,107)
Proceeds from employee stock plans	27,961	38,311
Tax benefits from share-based payment arrangements	12,919	18,847

Net cash used in financing activities	(55,375)	(68,591)

Effect of exchange rate changes on cash and cash equivalents	5,691	(4,216)

Net increase (decrease) in cash and cash equivalents	7,364	(11,725)
Cash and cash equivalents at beginning of period	195,741	216,320

Cash and cash equivalents at end of period	$203,105	$204,595

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2011

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a leading provider of integrated financial information and analytical applications to the global investment community. By consolidating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

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

As of February 28, 2011, the Company employed 4,768 employees, an increase of 309 over the past three months and up 39% or 1,346 employees from a year ago. Of these employees, 1,555 were located in the U.S., 562 in Europe and the remaining 2,651 in Asia Pacific. Approximately 55% of employees are involved with content collection, 20% conduct sales and consulting services, another 20% are involved in product development, software and systems engineering and the remaining 5% provide administrative support.

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

The accompanying financial data as of February 28, 2011 and for the three and six months ended February 28, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2010 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

In the opinion of management, the accompanying statements of financial condition and related interim statements of income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2011 second quarter and through the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Revenue Recognition

In October 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on revenue recognition that was effective for the Company beginning September 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have an impact on the Company’s financial position and results of operations.

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

Other Recent Accounting Guidance – FASB Accounting Standards Updates

During fiscal 2011, the FASB issued several ASU’s – ASU No. 2010-25 through ASU No. 2010-29 and ASU No. 2011-01. The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have a material impact on the Company’s financial position and results of operations.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of February 28, 2011 or August 31, 2010.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2011 and August 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2011	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$175,774	$—	$—	$175,774
Derivative instruments	—	2,570	—	2,570

Total assets measured at fair value	$175,774	$2,570	$—	$178,344

Liabilities
Derivative instruments	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$172,218	$—	$—	$172,218
Derivative instruments	—	879	—	879

Total assets measured at fair value	$172,218	$879	$—	$173,097

Liabilities
Derivative instruments	$—	$1,220	$—	$1,220

Total liabilities measured at fair value	$—	$1,220	$—	$1,220

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at February 28, 2011 and August 31, 2010 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$175,774	$—	$—	$175,774
Other current assets (derivative assets)	—	2,570	—	2,570

Total assets measured at fair value	$175,774	$2,570	$—	$178,344
Accounts payable and accrued liabilities	$—	$—	$—	$—

Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$172,218	$—	$—	$172,218
Other current assets (derivative assets)	—	879	—	879

Total assets measured at fair value	$172,218	$879	$—	$173,097

Accounts payable and accrued liabilities (derivative liabilities)	$—	$1,027	$—	$1,027
Deferred rent and other non-current liabilities (derivative liabilities)	—	193	—	193

Total liabilities measured at fair value	$—	$1,220	$—	$1,220

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and six months ended February 28, 2011, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at February 28, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$27,331	$—	$27,331
Corporate money market funds	175,774	—	175,774

Total cash and cash equivalents	$203,105	$—	$203,105

The following table summarizes the Company’s cash and cash equivalents at August 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$23,523	$—	$23,523
Corporate money market funds	172,218	—	172,218

Total cash and cash equivalents	$195,741	$—	$195,741

The Company did not hold any investments at February 28, 2011 or August 31, 2010. The Company’s cash and cash equivalents portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2011 and 2010.

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

Cash Flow Hedges

FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of less than two years. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for the Company’s designated cash flow hedges. There was no discontinuance of cash flow hedges during fiscal 2011 or fiscal 2010 and as such, no corresponding gains or losses were reclassified into earnings.

During the first quarter of fiscal 2011, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its net Japanese Yen exposure through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of its net British Pound Sterling exposure through the end of the third quarter of fiscal 2011.

At February 28, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥231 million and less than $0.1 million, respectively. At February 28, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €19.5 million and $1.7 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £7.0 million and $1.0 million, respectively, at February 28, 2011.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (Buy/Sell)	Feb 28, 2011	Aug 31, 2010	Feb 28, 2011	Aug 31, 2010
British Pound Sterling / U.S. Dollar	$10,430	$30,978	$977	$879
Euro / U.S. Dollar	25,165	42,367	1,674	(1,220)
Japanese Yen / U.S. Dollar	2,745	—	(81)	—

Total	$38,340	$73,345	$2,570	$(341)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Feb 28, 2011	Aug 31, 2010
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$2,570	$879
	Liabilities: Foreign Currency Forward Contracts Accounts payable and accrued expenses	$—	$(1,027)
	Deferred rent and other non-current liabilities	—	(193)

	Total liabilities	$—	$(1,220)

Derivatives not designated as hedging instruments	None	$—	$—

	Net Derivative Assets (Liabilities)	$2,570	$(341)

Derivatives in Cash Flow Hedging Relationships for the three months ended February 28, 2011 and 2010 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Income (Effective Portion)	Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010		2011	2010
Foreign currency forward contracts	$1,815	$(180)	SG&A	$933	$55

Derivatives in Cash Flow Hedging Relationships for the six months ended February 28, 2011 and 2010 (in thousands):

	Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Income (Effective Portion)	Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010		2011	2010
Foreign currency forward contracts	$3,284	$697	SG&A	$1,377	$1,548

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

Accumulated Other Comprehensive Income

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCI (in thousands):

	Six Months Ended February 28,
	2011	2010
Beginning balance, net of tax	$(238)	$851
Changes in fair value	3,284	697
Gain reclassified to earnings	(1,377)	(1,548)

Ending balance, net of tax	$1,669	$0

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

FactSet’s reportable segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. Of the total $227 million of goodwill reported by the Company at February 28, 2011, 64% was recorded in the U.S. segment, 34% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended February 28, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$121,550	$43,869	$12,216	$177,635
Segment operating profit (a)*	32,411	20,199	5,483	58,093
Total assets	414,259	242,672	26,139	683,070
Capital expenditures	5,510	178	1,724	7,412

For the three months ended February 28, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$106,778	$39,654	$10,849	$157,281
Segment operating profit*	31,493	16,720	6,261	54,473
Total assets	396,135	188,682	28,610	613,427
Capital expenditures	514	226	1,573	2,313

For the six months ended February 28, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$239,774	$87,056	$24,094	$350,924
Segment operating profit (a)*	67,612	38,718	11,192	117,522
Capital expenditures	12,130	345	2,958	15,433

For the six months ended February 28, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$212,088	$78,867	$21,569	$312,524
Segment operating profit*	62,714	33,717	12,089	108,520
Capital expenditures	4,872	346	3,833	9,051

(a)	Includes $2.5 million of incremental stock-based compensation related to an increase in expense from performance-based options. During the second quarter of fiscal 2011, FactSet estimated that it was probable the Company would achieve annual subscription value (“ASV”) and diluted earnings per share (“EPS”) growth of at least 8% on a compounded annual basis for the two years ended August 31, 2011 due to the Company’s accelerating ASV and diluted EPS growth rates. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of options that are estimated to vest at the end of fiscal 2011. See Note 13 for further information regarding performance-based options.

*	Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.

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

There was no goodwill acquired during fiscal 2011. Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2011 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2010	$145,826	$72,278	$3,887	$221,991
Goodwill acquired during the period	—	—	—	—
Purchase price adjustments	—	—	—	—
Foreign currency translations	—	4,836	97	4,933

Balance at February 28, 2011	$145,826	$77,114	$3,984	$226,924

9. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.0 years at February 28, 2011.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 28, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$51,776	$14,609	$37,167
Client relationships	20,909	11,442	9,467
Software technology	18,978	17,426	1,552
Non-compete agreements	1,750	263	1,487
Trade names	571	264	307

Total	$93,984	$44,004	$49,980

At August 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,278	$11,907	$37,371
Client relationships	20,348	9,776	10,572
Software technology	18,575	16,386	2,189
Non-compete agreements	1,813	150	1,663
Trade names	571	187	384

Total	$90,585	$38,406	$52,179

There were no intangible assets acquired during fiscal 2011. The increase in the gross carrying amount of intangible assets at February 28, 2011 as compared to August 31, 2010 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $2.1 million and $2.0 million for the three months ended February 28, 2011 and 2010, respectively. Amortization expense recorded for intangible assets was $4.3 million and $4.1 million for the six months ended February 28, 2011 and 2010, respectively. As of February 28, 2011, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011 (remaining six months)	$4,131
2012	7,387
2013	5,878
2014	4,800
2015	4,093
Thereafter	23,691

Total	$49,980

10. COMMON STOCK AND EARNINGS PER SHARE

On February 9, 2011, the Company announced its Board of Directors approved a regular quarterly dividend of $0.23 per share. The cash dividend of $10.6 million was paid on March 15, 2011, to common stockholders of record on February 28, 2011. Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended February 28,
	2011	2010
Balance at September 1	46,024	46,740
Common stock issued for employee stock plans	925	1,526
Repurchase of common stock	(809)	(1,621)

Balance at February 28	46,140	46,645

Earnings per Share

Basic EPS is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period.

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

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2011
Basic EPS
Income available to common stockholders	$45,254	46,226	$0.98
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,201

Income available to common stockholders plus assumed conversions	$45,254	47,427	$0.95

For the three months ended February 28, 2010
Basic EPS
Income available to common stockholders	$36,119	46,917	$0.77
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,149

Income available to common stockholders plus assumed conversions	$36,119	48,066	$0.75

For the six months ended February 28, 2011
Basic EPS
Income available to common stockholders	$86,855	46,244	$1.88
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,251

Income available to common stockholders plus assumed conversions	$86,855	47,495	$1.83

For the six months ended February 28, 2010
Basic EPS
Income available to common stockholders	$72,262	47,413	$1.52
Diluted EPS
Dilutive effect of stock options and restricted stock	—	1,291

Income available to common stockholders plus assumed conversions	$72,262	48,704	$1.48

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted earnings per share for the three months ended February 28, 2011 and 2010. However, for the six months ended February 28, 2011 and 2010, there were 4,838 and 6,170 stock options excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2011 was 183 and 92, respectively, because their inclusion would have been anti-dilutive. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2010.

For the three and six months ended February 28, 2011, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,531,598. Similarly, 1,908,662 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2010. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at February 28, 2011 and 2010 for performance-based stock options granted in fiscal 2011 and 2010.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Program

During the first six months of fiscal 2011, the Company repurchased 809,372 shares for $75.1 million under the existing share repurchase program. At February 28, 2011, $84 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At February 28, 2011 and August 31, 2010, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards

During the first six months of fiscal 2011, the Company granted 123,099 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards granted in fiscal 2011 vest between five and six years and are amortized to stock-based compensation expense over the vesting period.

12. COMPREHENSIVE INCOME

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Net income	$45,254	$36,119	$86,855	$72,262
Other comprehensive income, net of tax:
Net unrealized gain (loss) on cash flow hedges	882	(235)	1,907	(851)
Foreign currency translation adjustments	9,025	(12,749)	11,733	(9,031)

Comprehensive income	$55,161	$23,135	$100,495	$62,380

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	February 28, 2011	August 31, 2010
Accumulated unrealized gain (loss) on cash flow hedges, net of tax	$1,669	$(238)
Accumulated foreign currency translation adjustments	(9,414)	(21,147)

Total accumulated other comprehensive loss	$(7,745)	$(21,385)

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

At the Company’s annual meeting of stockholders held on December 14, 2010, the stockholders of FactSet voted on and approved the Amended and Restated FactSet Research Systems Inc. 2004 Stock Option and Award Plan (the “Plan”), including the reservation of an additional 4,000,000 shares of common stock for issuance thereunder. The terms and conditions of the Plan are more fully described in FactSet’s revised proxy statement filed December 6, 2010.

Stock Options

Stock Option Awards

Options granted without performance conditions under the Company’s stock option plans expire either seven or ten years from the date of grant and the majority vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. The majority of the options granted with performance conditions expire seven years from the date of grant and vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options generally are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

General Stock Option Activity

In the first six months of fiscal 2011, FactSet granted 959,274 stock options at a weighted average exercise price of $89.17 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2010	6,451	$47.73
Granted – non performance-based	85	88.40
Granted – performance-based	809	88.40
Exercised	(605)	31.54
Forfeited	(22)	60.07

Balance at November 30, 2010	6,718	$54.56
Granted – non performance-based	—	—
Granted – performance-based	65	99.78
Granted – non-employee Directors grant	15	95.05
Exercised	(283)	31.15
Forfeited	(36)	65.91

Balance at February 28, 2011	6,479	$56.07

The total number of in-the-money options exercisable as of February 28, 2011 was 2.7 million with a weighted average exercise price of $37.24. As of August 31, 2010, 3.3 million in-the-money outstanding options were exercisable with a weighted average exercise price of $34.49. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2011 and August 31, 2010 was $183.8 million and $130.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $104.88 at February 28, 2011 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended February 28, 2011 and 2010 was $18.6 million and $14.6 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2011 and 2010 was $49.6 million and $61.8 million, respectively.

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

October 2009 Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. During the second quarter of fiscal 2011, FactSet estimated that it was probable the Company would achieve ASV and diluted earnings per share growth of at least 8% on a compounded annual basis for the two years ended August 31, 2011 due to the Company’s accelerating ASV and diluted EPS growth rates. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that are estimated to vest at the end of fiscal 2011. As such, at February 28, 2011, the Company has estimated that 60% or 540,399 of the performance-based stock options will vest, up from 20% or 180,133 performance-based stock options in previous periods. The change in the expected outcome of performance-based stock options required the Company to record an incremental $2.5 million of stock-based compensation in the second quarter of fiscal 2011 with $5.5 million in unamortized stock-based compensation expense to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Feb 28, 2011	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(3,676)	$—
20%	$1,825	$(2,451)	$125
60%	$5,475	$0	$375
100%	$9,125	$2,451	$625

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of February 28, 2011. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

June 2010 Performance-based Option Grant Review

In June 2010, the Company granted 820,202 performance-based employee stock options. The number of performance-based options that vest is based on FactSet achieving certain ASV targets over a six year period. At February 28, 2011, the Company estimated that 139,509 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.2 million to be recognized over the remaining vesting period.

November 2010 Employee Performance-based Option Grant Review

In November 2010, the Company granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At February 28, 2011, the Company estimated that 20% or 146,867 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.7 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Feb 28, 2011	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(305)	$—
20%	$2,725	$0	$145
60%	$8,175	$610	$435
100%	$13,625	$1,220	$725

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of February 28, 2011. The one-time cumulative adjustment increments each quarter by the amount stated in the average remaining quarterly expense to be recognized column.

November 2010 Performance-based Option Grant Review

In November 2010, the Company granted 74,905 performance-based employee stock options that vest based on FactSet achieving certain ASV targets over a six year period. At February 28, 2011, the Company estimated that 31,768 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $0.8 million to be recognized over the remaining vesting period.

January 2011 Performance-based Option Grant Review

In January 2011, the Company granted 65,224 performance-based employee stock options. The number of performance-based options that vest is based on FactSet achieving certain ASV targets over a five year period. At February 28, 2011, the Company estimated that 23,029 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $1.2 million to be recognized over the remaining vesting period.

Restricted Stock and Stock Unit Awards

The Company’s option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2010	261	$61.65
Granted (restricted stock and stock units)	121	$84.36
Vested	—	$—
Canceled/forfeited	(1)	$67.04

Balance at November 30, 2010	381	$68.85
Granted (restricted stock and stock units)	2	$94.63
Vested	—	$—
Canceled/forfeited	(2)	$69.51

Balance at February 28, 2011	381	$69.00

During the first six months of fiscal 2011, the following restricted stock awards were granted.

November 2010 Employee Restricted Stock Award

In November 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards in November 2010 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The closing price of FactSet common stock on the grant date of $88.40 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on November 8, 2010 was $84.38. As of February 28, 2011, unamortized stock-based compensation expense of $7.7 million is to be amortized to compensation expense over the remaining vesting period.

Other Employee Restricted Stock and Stock Unit Awards

•

Between November 2010 and January 2011, the Company granted 5,010 restricted stock units which entitle the holder to shares of common stock as the awards vest over time. A restricted stock unit is a promise to deliver shares to the employee at a future date if certain vesting conditions are met. The primary difference between a restricted stock unit and restricted stock is the timing of the delivery of the underlying shares. FactSet is not required to deliver the shares to the employees until the vesting conditions are met. The Company’s restricted stock units are performance-based and cliff vest 25% when serviced ASV targets are achieved during a six year period. Restricted stock units are amortized to expense based on a graded-vesting attribution approach over the vesting period. The closing price of FactSet common stock on the grant date was reduced to reflect the loss of future dividends with the resulting fair value of $87.27. As of February 28, 2011, unamortized stock-based compensation expense of $0.4 million is to be amortized to compensation expense over the remaining vesting period.

•

In January 2011, the Company granted 366 shares of restricted stock with a fair value of $95.24, which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. And are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As of February 28, 2011, unamortized stock-based compensation expense of less than $0.1 million is to be amortized ratably to compensation expense over the remaining vesting period.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2010	2,216	162
Granted – non performance-based options	(85)	—
Granted – performance-based options	(809)	—
Restricted stock awards granted*	(303)	—
Share-based awards canceled/forfeited	25	—
Share-based awards expired	—	—

Balance at November 30, 2010	1,044	162
Amendment to the 2004 Stock Option and Award Plan to increase the number of shares available for issuance**	4,000	—
Granted – non performance-based options	—	—
Granted – performance-based options	(65)	—
Granted – non-employee Directors grant	—	(15)
Restricted stock awards granted*	(5)	—
Share-based awards canceled/forfeited	41	—
Share-based awards expired	—	—

Balance at February 28, 2011	5,015	147

*	As reflected in the preceding table, for each share awarded as restricted stock under the Company’s option plan, an equivalent of 2.5 shares were deducted from the available share-based awards balance.
**	As of November 30, 2010, 1.0 million shares remained available for future grant of share-based awards under the Company’s 2004 Stock Option and Award Plan, a number that the Company believed to be insufficient to meet its anticipated needs over the next 12 to 18 months. Therefore, the Company’s Board of Directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares of FactSet common stock issuable under the 2004 Stock Option and Award Plan by 4,000,000 shares. The stockholders of FactSet voted on and approved the Amended and Restated 2004 Stock Option and Award Plan at the Company’s annual meeting held on December 14, 2010, including the reservation of an additional 4,000,000 shares of common stock for issuance thereunder.

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

Employees purchased 16,872 shares at a price of $77.09 during the second quarter of fiscal 2011. During the first six months of fiscal 2011, employees purchased 38,606 shares at a weighted average price of $70.23 as compared to 48,210 shares at a weighted average price of $50.67 in the same period a year ago. At February 28, 2011, 317,650 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $3.0 million and $2.6 million in matching contributions to employee 401(k) accounts during the six months ended February 28, 2011 and 2010, respectively.

14. STOCK-BASED COMPENSATION

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based primarily on historical experience.

The following table summarizes stock-based compensation expense for the three and six months ended February 28, 2011 and 2010 (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Stock-based compensation*	$6,700	$3,140	$10,377	$6,097
Tax impact of stock-based compensation	(2,074)	(1,059)	(3,269)	(2,053)

Stock-based compensation, net of tax	$4,626	$2,081	$7,108	$4,044

*	Included in the second quarter of fiscal 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. During the second quarter of fiscal 2011, FactSet estimated that it was probable the Company would achieve ASV and diluted earnings per share growth of at least 8% on a compounded annual basis for the two years ended August 31, 2011 due to the Company’s accelerating ASV and diluted EPS growth rates. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that are estimated to vest at the end of fiscal 2011.

As of February 28, 2011, $49.0 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.80 years. There was no stock-based compensation capitalized as of February 28, 2011 or August 31, 2010, respectively.

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

Fiscal 2011

•

Q1 2011 – 84,811 non performance-based employee stock options and 809,239 performance-based employee stock options were granted at a weighted average exercise price of $88.40 and a weighted average estimated fair value of $24.42 per share.

•	Q2 2011 – 65,224 performance-based employee stock options were granted at a weighted average exercise price of $99.78 and a weighted average estimated fair value of $29.07 per share.

Fiscal 2010

•

Q1 2010 – 32,476 non performance-based employee stock options and 900,665 performance-based employee stock options were granted at a weighted average exercise price of $66.46 and a weighted average estimated fair value of $19.99 per share.

•	Q2 2010 – 297,483 non performance-based employee stock options were granted at a weighted average exercise price of $63.09 and a weighted average estimated fair value of $21.01 per share.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended February 28,		Six Months Ended February 28,
	2011	2010	2011	2010
Term structure of risk-free interest rate	0.18% - 1.88%	0.15% - 3.30%	0.18% - 1.88%	0.15% - 3.30%
Expected life	5.9 -6.5 years	4.0 -6.7 years	5.8 -6.5 years	4.0 -6.7 years
Term structure of volatility	26% - 34%	29% - 35%	26% - 34%	27% - 36%
Dividend yield	1.25%	1.39%	1.25%	1.58%
Weighted average estimated fair value	$29.07	$21.01	$24.47	$20.24

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

Non-Employee Director Stock Option Fair Value Determinations

On December 16, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The ratification of the Directors’ Plan replaced the FactSet 1998 Non-Employee Directors’ Stock Option Plan, which had expired on November 1, 2007, except with respect to outstanding options previously granted thereunder. A total of 250,000 shares of FactSet common stock have been reserved for issuance under the Directors’ Plan. The expiration date of the Directors’ Plan is December 1, 2018. The shares of common stock to be issued may be either authorized and unissued shares or shares held by the Company in its treasury.

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

Fiscal 2011

On January 14, 2011, 14,514 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $26.87 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.13%
Expected life	5.43 years
Expected volatility	31.1%
Dividend yield	1.18%

Fiscal 2010

On January 15, 2010, 18,510 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $21.06 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.54%
Expected life	5.43 years
Expected volatility	35.4%
Dividend yield	1.42%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitle the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards are measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period.

Fiscal 2011

•	117,723 shares of restricted stock with a fair value of $84.38 were granted on November 8, 2010.

•	366 shares of restricted stock with a fair value of $95.24 were granted on January 27, 2011.

•	3,291 restricted stock units with a fair value of $83.49 were granted on November 8, 2010.

•	1,719 restricted stock units with a fair value of $94.50 were granted on January 27, 2011.

Fiscal 2010

•	161,794 shares of restricted stock with a fair value of $62.85 were granted on October 23, 2009.

•

90,030 restricted stock awards with a fair value of $59.42 were granted on February 9, 2010. Of the total number of restricted stock awards granted, 55,572 cliff vest 100% after three years. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years.

Employee Stock Purchase Plan Fair Value Determinations

Employees purchased 16,872 shares at a price of $77.09 during the second quarter of fiscal 2011. During the first six months of fiscal 2011, employees purchased 38,606 shares at a weighted average price of $70.23 as compared to 48,210 shares at a weighted average price of $43.07 in the same period a year ago.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended February 28, 2011 and 2010 were $14.97 and $13.05 per share, respectively, with the following weighted average assumptions:

	Three Months Ended February 28,
	2011	2010
Risk-free interest rate	0.14%	0.07%
Expected life	3 months	3 months
Expected volatility	9.4%	15.7%
Dividend yield	1.0%	1.1%

The weighted average estimated fair value of employee stock purchase plan grants during the six months ended February 28, 2011 and 2010 were $13.65 and $10.98 per share, respectively, with the following weighted average assumptions:

	Six Months Ended February 28,
	2011	2010
Risk-free interest rate	0.14%	0.08%
Expected life	3 months	3 months
Expected volatility	9.6%	14.9%
Dividend yield	1.1%	1.3%

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

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

	Three months ended February 28,			Six months ended February 28,
	2011	2010	Change	2011	2010	Change
U.S. operations	$49,394	$47,610	3.7%	$99,571	$97,665	2.0%
Non-U.S. operations	8,831	7,014	25.9%	18,208	11,244	61.9%

Income before income taxes	$58,225	$54,624	6.6%	$117,779	$108,909	8.1%

U.S. operations*	$10,748	$16,828	(36.1)%	$26,426	$34,032	(22.3)%
Non-U.S. operations	2,223	1,677	32.6%	4,498	2,615	72.0%

Total provision for income taxes*	$12,971	$18,505	(29.9)%	$30,924	$36,647	(15.6)%

Effective tax rate**	22.3%	33.9%		26.3%	33.6%

*	Included in the provision for income taxes during the three and six months ended February 28, 2011 were income tax benefits of $4.9 million from the reenactment of the U.S. Federal R&D credit in December 2010. The Company’s effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2011, it did not reflect the R&D tax credit in any months of fiscal 2011 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010.

**	The Company’s projected annual effective tax rate before discrete items for fiscal 2011 is 31.0%. As mentioned above, during the second quarter of fiscal 2011, the Company recorded $4.9 million of income tax benefits from the reenactment of the R&D credit, which resulted in an actual effective tax rate for the second quarter of 22.3%.

The components of the provision for income taxes consist of the following (in thousands):

Six months ended February 28,	2011	2010
Current:
U.S. federal	$24,112	$33,717
U.S. state and local	3,441	3,126
Non-U.S.	4,923	3,034

Total current taxes	$32,476	$39,877

Deferred:
U.S. federal	$(1,077)	$(2,606)
U.S. state and local	(50)	(205)
Non-U.S.	(425)	(419)

Total deferred taxes	$(1,552)	$(3,230)

Total tax provision	$30,924	$36,647

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 28, 2011, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2009 through 2011
State (various)	2003 through 2011

Europe
France	2010 through 2011
United Kingdom	2008 through 2011

Unrecognized Tax Positions

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

As of February 28, 2011, the Company had gross unrecognized tax benefits totaling $7.5 million, including $1.2 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2011 (in thousands):

Unrecognized tax benefits at August 31, 2010	$7,346
Additions based on tax positions related to the current year	730
Additions for tax positions of prior years (includes $0.1 million for the payment of interest)	850
Reductions for tax positions of prior years	—
Lapse of statue of limitations	—
Reductions from settlements with taxing authorities	(1,467)

Unrecognized income tax benefits at February 28, 2011	$7,459

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

	Feb 28, 2011	Aug 31, 2010
Deferred tax assets
Current
Allowance for doubtful accounts	$708	$700
Deferred rent	3,592	3,397
Other	—	(1,285)

Net current deferred taxes	4,300	2,812

Non-current
Depreciation on property, equipment and leasehold improvements	4,967	5,078
Deferred rent	2,801	2,788
Stock-based compensation	13,945	13,087
Purchased intangible assets, including acquired technology	(3,924)	(3,293)
Other	1,659	1,941

Net non-current deferred taxes	19,448	19,601

Total deferred tax assets	$23,748	$22,413

The significant components of deferred tax liabilities that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

	Feb 28, 2011	Aug 31, 2010
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,808	$3,731

Total deferred tax liabilities (non-current)	$3,808	$3,731

A provision has not been made for additional U.S. Federal or foreign taxes as of February 28, 2011 on undistributed earnings of foreign subsidiaries, except for the United Kingdom and France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at February 28, 2011 and August 31, 2010. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At February 28, 2011, the Company leases approximately 169,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space in the U.S. in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. Outside the U.S., the Company’s operations are conducted in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; Hong Kong; Dubai, United Arab Emirates; Hyderabad and Mumbai, India; Sydney, Australia; and Manila, the Philippines. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the first six months of fiscal 2011, FactSet entered into the following new lease agreements:

•

Piscataway, New Jersey: In connection with the relocation of the Company’s New Hampshire data center to a new, state of the art facility. The new lease for space in New Jersey will result in incremental future minimum rental payments of $15.8 million over the non-cancelable lease term of ten years.

•

Paris, France: A new lease agreement for office space was entered into to relocate the Company’s JCF operations within Paris. The new lease will result in incremental future minimum rental payments of $3.2 million over the non-cancelable lease term of six years.

•

Hyderabad, India: New lease agreements for additional space to support the Company’s expanding content collection operations in India were entered into, which will result in incremental future minimum rental payments of $2.6 million over the non-cancelable lease term of five years.

•

Manila, the Philippines: A new lease agreement for space to support the Company’s expanding content collection operations in the Philippines was entered into, which will result in incremental future minimum rental payments of $1.3 million over the non-cancelable lease term of five years.

•

Dubai, United Arab Emirates: The Company’s global presence expanded with the opening of a Dubai office in December 2010, joining FactSet’s network of 24 offices around the world. The new lease will result in incremental future minimum rental payments of $0.2 million over the non-cancelable lease term of one year.

Including the new lease agreements entered into during fiscal 2011, the Company’s worldwide leased office space increased to approximately 741,000 square feet, up 16% from August 31, 2010 and 19% from a year ago.

At February 28, 2011, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2011 (remaining six months)	$12,424
2012	25,640
2013	25,028
2014	20,462
2015	17,624
Thereafter	61,792

Total	$162,970

During the three months ended February 28, 2011 and 2010, rent expense for all operating leases amounted to $7.9 million and $7.6 million, respectively. Rent expense for all operating leases for the first six months of fiscal 2011 and 2010 amounted to $15.6 million and $15.1 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 28, 2011.

Purchase Commitments with Suppliers

Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2010, the Company had total purchase commitments of $45.6 million. There were no material changes in FactSet’s purchase commitments during the first six months of fiscal 2011.

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

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. At February 28, 2011, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2010. At February 28, 2011 and August 31, 2010, the receivable reserve was $1.9 million, respectively.

17. SUBSEQUENT EVENT

The Company’s three-year credit facility with JPMorgan Chase Bank matured on March 31, 2011. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 28, 2011. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At February 28, 2011, FactSet is in compliance with all covenants contained in the standby letters of credit.

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

Executive Overview

FactSet is a leading provider of integrated financial information and analytical applications to the global investment community. By consolidating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

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

As of February 28, 2011, the Company employed 4,768 employees, an increase of 309 over the past three months and up 39% or 1,346 employees from a year ago. Of these employees, 1,555 were located in the U.S., 562 in Europe and the remaining 2,651 in Asia Pacific. The increase in headcount during fiscal 2011 was driven by the expansion of our proprietary content operations in India and the Philippines, as well as the hiring of consultants and software engineers. Approximately 55% of our employees are involved with content collection, 20% conduct sales and consulting services, another 20% are involved in product development, software and systems engineering and the remaining 5% of employees provide administrative support.

Our positive results during the second quarter of fiscal 2011 continued our record of delivering strong quarterly performance. The double digit growth rates in both our ASV and diluted earnings per share reflect the consistency of our subscription business model and our continued focus on enhancing long-term stockholder value. Our standard formula of providing broad, global content through powerful applications accompanied by excellent client service drove results. We delivered subscription growth of $27.9 million over the past three months, while increasing diluted earnings per share by 27% year over year. We continue to significantly invest in our people as our headcount has grown by 39% over the past 12 months. FactSet was recognized as one of Fortune’s “100 Best Companies to Work For,” marking our third appearance on the list in the last four years. Lastly, we expanded our global presence in December 2010 with the opening of our Dubai office.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and six months ended February 28, 2011 and 2010, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2011	2010	Change	2011	2010	Change
Revenues	$177,635	$157,281	12.9%	$350,924	$312,524	12.3%
Cost of services	60,137	50,870	18.2%	116,922	101,277	15.4%
Selling, general and administrative	59,405	51,938	14.4%	116,480	102,727	13.4%
Operating income	58,093	54,473	6.6%	117,522	108,520	8.3%
Net income	$45,254	$36,119	25.3%	$86,855	$72,262	20.2%
Diluted earnings per common share	$0.95	$0.75	26.7%	$1.83	$1.48	23.6%
Diluted weighted average common shares	47,427	48,066		47,495	48,704

Revenues

Revenues for the three months ended February 28, 2011 were $177.6 million, up 12.9% from $157.3 million for the same period a year ago. For the first six months of fiscal 2011, revenues increased 12.3% to $350.9 million from $312.5 million in the prior year period. During the second quarter of fiscal 2011, our user count increased by 1,200, net new clients rose by 38 and annual subscriptions increased by $27.9 million. Excluding $4.0 million of revenues from the Market Metrics business acquired on June 1, 2010, revenues grew by 10.4% in the second quarter of fiscal 2011 as compared to the same period a year ago.

Revenue growth drivers during fiscal 2011 included broad-based growth across our geographical segments, a reduction in cancelation rates, clients continuing to license our advanced applications such as Portfolio Analysis (“PA”), growth in the number of clients and users and the expanded deployment of our proprietary data.

Broad-based growth across all geographies

Our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally. Our U.S. investment management clients continued to experience strong growth across all geographies, which led to our strong results. Our buy-clients represented 82% of our total revenues in the second quarter of fiscal 2011, consistent with the prior year. In addition, ASV growth from our global banking clients was the highest since fiscal 2007.

Cancelation rate of services by existing clients trending downward

The cancelation rate of services by existing clients continued to trend downward with the size of client workforces beginning to grow in fiscal 2011. At February 28, 2011, annual client retention was greater than 95% of ASV, consistent with last year. On a client basis, our annual retention rate improved to 90% of clients at February 28, 2011 as compared to 88% a year ago, reflecting a reduction in client turnover.

Clients continue to license our advanced applications

Equity portfolio analysis, SPAR, Fixed Income in PA and quantitative tools have been among the many value-added applications that continue to be in demand by our clients as sales of our quantitative products accelerated and led to revenue growth in fiscal 2011. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis portfolio publishing and returns based, style analysis. Beginning in fiscal 2011, the expanded PA suite included Axioma models and our Single Name Security Exposures application. Since September 1, 2010, we have increased the PA workstation count, the number of clients using fixed income in PA, and the number of quantitative users who take advantage of our PA offerings. The rise in users of PA during the past year derived primarily from our largest investment management clients.

Growth in the number of clients and users of FactSet

For the fifth consecutive quarter, we experienced net new client growth as we continue to provide users with improved features and functionality within virtually every report and chart on FactSet. Client usage rate continues to be strong. At February 28, 2011, professionals using FactSet increased to 44,800, up 1,200 users in the last three months and 2,000 users since the beginning of the year. Client count was 2,161 as of February 28, 2011, a net increase of 38 clients during the past three months. At February 28, 2011, the average ASV per client was $335,000, up from $324,000 at August 31, 2010 and

$309,000 at February 28, 2010. We continue to see strong user and client growth as our client count expanded with 109 net new clients and 6,040 net new users in the past year. Total user count growth of 16% over the past 12 months was from both investment management and global banking and brokerage clients and driven by the combination of advanced FactSet applications including real-time news and quotes with a vast array of data supported by FactSet client service. The use of our real-time offering on a daily basis is indicative of increasing overall engagement level from existing users. The latest version of our real-time news and quotes application provides information from more than 100 exchanges and news sources. All new clients receive news and quotes as part of the standard workstation feature set.

As of February 28, 2011, our largest individual client accounted for 2% of total ASV. Subscriptions from our ten largest clients did not surpass 16% of total ASV as of February 28, 2011, consistent with August 31, 2010 and February 28, 2010.

Expanded deployment of our proprietary data

We understand that data is part of a broader investment process, so FactSet makes timeliness and reliability a priority. We are pleased by the growing returns from our investment in proprietary content. In fiscal 2011, FactSet Fundamentals was enhanced to deliver high quality standardized data within hours of public filings by U.S. companies. FactSet Fundamentals and FactSet Estimates have been strong performers and we continue to invest in those and in our other proprietary databases, such as FactSet Economics, Corporate Events and Transcripts and Ownership. We offer proprietary datasets that generally include the latest, most accurate information available such as fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data.

Revenues by Geographic Region

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2011	2010	Change	2011	2010	Change
U.S.	$121,550	$106,778	13.8%	$239,774	$212,088	13.1%
% of revenue	68.4%	67.9%		68.3%	67.9%
Europe	$43,869	$39,654	10.6%	$87,056	$78,867	10.4%
Asia Pacific	12,216	10,849	12.6%	24,094	21,569	11.7%

International	$56,085	$50,503	11.1%	$111,150	$100,436	10.7%
% of revenue	31.6%	32.1%		31.7%	32.1%
Consolidated	$177,635	$157,281	12.9%	$350,924	$312,524	12.3%

Three months ended February 28, 2011 (Quarter-to-date)

Revenues from our U.S. segment increased 13.8% to $121.6 million during the three months ended February 28, 2011 compared to $106.8 million in the same period a year ago. Our revenue growth rates in the U.S. reflect strong client and user growth, $4.0 million from Market Metrics, expanding the number of PA users, a reduction in client cancellations and our annual price increase which impacted the majority of our U.S. investment management clients. Excluding the acquisition of Market Metrics on June 1, 2010, U.S. organic revenues grew 10% in the second quarter of fiscal 2011 as compared to the same period a year ago.

International revenues in the second quarter of fiscal 2011 were $56.1 million, an increase of 11.1% from $50.5 million in the prior year period. The impact from foreign currency increased international revenues by $0.3 million year over year. European revenues advanced 10.6% to $43.9 million due to increases in user and client counts, offering a broader selection of global proprietary content, clients licensing our advanced applications and growth in our real-time news and quotes. Asia Pacific revenues grew to $12.2 million, up 12.6% from the same period a year ago, largely due to our ability to sell additional services to existing clients, the ability to bring on new clients and users over the last 12 months, growth in our global content offering and the expansion of our real-time news and quotes that services the needs of a global investor. Revenues from international operations accounted for 32% of our consolidated revenues in the second quarter of fiscal 2011, consistent with the year ago quarter.

Six months ended February 28, 2011 (Year-to-date)

Our U.S. segment revenue increased 13.1% to $239.8 million during the first half of fiscal 2011 as compared to $212.1 million in the same period a year ago. International revenues increased 10.7% to $111.2 million during the six months ended February 28, 2011 compared to $100.4 million in the prior year period. The impact from foreign currency increased international revenues by $0.6 million year over year. European revenues advanced 10.4% to $87.1 million due to user and client growth. Asia Pacific revenues grew to $24.1 million, up 11.7% from the same period a year ago. Excluding the impact of foreign currency attributable to the change in the value of the Japanese Yen compared to the U.S. dollar, Asia Pacific revenue growth was 8.8% year over year largely due to our ability to sell additional services to existing clients, increases in user and client counts and growth in our global content offering. ASV from Japanese-based clients represented approximately 2% of our total ASV at February 28, 2011, thus any disruptions from the recent natural disasters will not have a material impact on our consolidated results of operations. Revenues from international operations accounted for 32% of our consolidated revenues in the first half of fiscal 2011, consistent with fiscal 2010.

Annual Subscription Value (“ASV”)

ASV at any given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. Excluding $16 million from the acquisition of Market Metrics on June 1, 2010, ASV increased 11% over the last 12 months. At February 28, 2011, ASV was $723 million, up from the prior year total of $635 million. Of this total, 82% of ASV derives from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research.

ASV from our U.S. operations was $496 million, up from $431 million a year ago. ASV from international operations increased from $204 million at February 28, 2010 to $227 million at February 28, 2011, representing 31% of our Company-wide total.

ASV advanced $27.9 million during the second quarter of fiscal 2011, driven by expanded deployment of proprietary data, growth in the number of clients and users, purchases of advanced applications, a reduction in cancelation rates and an annual price increase. The 11% growth in ASV underscores that the second quarter is typically a strong quarter for us due to an annual price increase and because many clients have budget flexibility to purchase new services after the New Year begins. For the fifth consecutive quarter, we had ASV and user growth in both buy-side and sell-side clients. In January 2011, we issued our annual price increase which impacted the majority of our U.S. investment management clients and a smaller percentage of our U.S. global banking and brokerage business. This price increase resulted in ASV growth during the second quarter of fiscal 2011 of $9 million, as compared to the prior year price increase of $7.7 million.

Operating Expenses

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2011	2010	Change	2011	2010	Change
Cost of services	$60,137	$50,870	18.2%	$116,922	$101,277	15.4%
Selling, general and administrative (“SG&A)	59,405	51,938	14.4%	116,480	102,727	13.4%

Total operating expenses*	$119,542	$102,808	16.3%	$233,402	$204,004	14.4%

Operating income	$58,093	$54,473	6.6%	$117,522	$108,520	8.3%
Operating Margin	32.7%	34.6%		33.5%	34.7%

*	Included in the second quarter of fiscal 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. During the second quarter of fiscal 2011, we estimated that it was probable the Company would achieve ASV and diluted earnings per share growth of at least 8% on a compounded annual basis for the two years ended August 31, 2011 due to our accelerating ASV and diluted EPS growth rates. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that are estimated to vest at the end of fiscal 2011. The charge related to stock-based compensation reduced generally accepted accounting principles (“GAAP”) operating income by $2.5 million, GAAP operating margin by 140 basis points from 34.1% to 32.7% and GAAP diluted earnings per share by $0.04.

Total GAAP operating expenses and operating margin have been adjusted below to exclude an incremental the $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our financial results and that investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures may also facilitate comparisons to our historical performance.

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2011	2010	Change	2011	2010	Change
Cost of services	$60,137	$50,870	18.2%	$116,922	$101,277	15.4%
Incremental stock-based compensation	760	—		760	—

Non-GAAP Cost of services	$59,377	$50,870	16.7%	$116,162	$101,277	14.7%

SG&A	$59,405	$51,938	14.4%	$116,480	$102,727	13.4%
Incremental SG&A	1,691	—		1,691	—

Non-GAAP SG&A	$57,714	$51,938	11.1%	$114,789	$102,727	11.7%

GAAP Operating income	$58,093	$54,473	6.6%	$117,522	$108,520	8.3%
Incremental stock-based compensation	2,451	—		2,451	—

Non-GAAP Operating income	$60,544	$54,473	11.1%	$119,973	$108,520	10.6%
Non-GAAP Operating margin	34.1%	34.6%		34.2%	34.7%

Cost of Services

Three months ended February 28, 2011 (Quarter-to-date)

For the three months ended February 28, 2011, cost of services increased 18.2% to $60.1 million as compared to $50.9 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 33.9% during the second quarter of fiscal 2011, a rise of 150 basis points from a year ago. The increase year over year was driven by higher employee compensation and performance-based stock option expense partially offset by lower levels of third party data costs and computer-related expenses.

Employee compensation, expressed as a percentage of revenues, increased 225 basis points for the three months ended February 28, 2011 compared to the same period a year ago due to expanding the number of employees in our proprietary content collection operations, hiring of software engineers and consultants and increased variable compensation. Over the last 12 months, we have increased our content collection headcount by approximately 1,000 employees, primarily at our facilities in India and the Philippines. At February 28, 2011, approximately 55% of our employees were involved with content collection as compared to 49% at February 28, 2010. In addition to the hiring of people for our content collection operations, we hired over 200 net new software engineers and consultants in the past year as we continue to improve our applications and service our existing client base. Stock-based compensation, expressed as a percentage of revenues, increased 60 basis points for the three months ended February 28, 2011 compared to the year ago quarter, which reflects the $0.8 million incremental charge to cost of services from performance-based stock options.

Lower levels of third party data costs and computer depreciation expense partially offset the overall increase to cost of services expressed as a percentage of revenues during the second quarter of fiscal 2011 compared to the same period a year ago.

Data costs, expressed as a percentage of revenues, decreased 60 basis points for the three months ended February 28, 2011 compared to the same period in fiscal 2010 as a result of a reduction in data expense associated with the end of the Thomson Reuters transition services agreement and lower variable fees payable to data vendors based on deployment of their content over the FactSet platform from increased client usage of our proprietary content. Annual third-party royalty payments were reduced by $0.6 million in the second quarter of fiscal 2011 due to the deployment of our own proprietary content over the FactSet platform including FactSet Fundamentals, FactSet Estimates and FactSet Economics. Computer-related expenses, including depreciation and computer maintenance costs, decreased 50 basis points in the second quarter of fiscal 2011 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers. Our global technology infrastructure supports our ability to process rapidly and efficiently substantial volumes of data and transactions. The cost per server and related architecture continues to decline as we have become more efficient in our data centers.

Six months ended February 28, 2011 (Year-to-date)

Cost of services increased 15.4% to $116.9 million for the six months ended February 28, 2011, as compared to $101.3 million in the same period a year ago. Expressed as a percentage of revenues, cost of services was 33.3% during fiscal 2011, an increase of 90 basis points from fiscal 2010. The increase was driven by higher employee compensation and performance-based stock option expense partially offset by lower levels of third party data costs, computer-related expenses and communication costs.

During fiscal 2011, employee compensation increased 230 basis points, expressed as a percentage of revenues as we continued to increase employee headcount and incurred higher variable compensation. Since March 1, 2010, we have hired approximately 1,000 employees for our content collection operations and more than 200 net new software engineers and consultants as we continue to improve our applications and service our existing client base. The increase year over year in stock-based compensation reflects the $0.8 million incremental charge from performance-based stock options.

Partially offsetting the growth in cost of services during fiscal 2011 were declines in third party data costs, computer-related expenses and communication costs. Data costs decreased 95 basis points for the six months ended February 28, 2011 as our Thomson Reuters transition services agreement ended and as we incurred lower variable fees payable to data vendors. Computer-related expenses decreased 45 basis points in fiscal 2011 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers over the past 12 months. Communication costs decreased 20 basis points in fiscal 2011 due to implementing more cost effective means to connect client to our data centers.

Selling, General and Administrative

Three months ended February 28, 2011 (Quarter-to-date)

For the three months ended February 28, 2011, SG&A expenses increased 14.4% to $59.4 million from $51.9 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, rose 40 basis points to 33.4% during the second quarter of fiscal 2011 from 33.0% a year ago. The increase was driven by a rise in travel and entertainment (“T&E”) expenses, incremental performance-based stock option expense and a full quarter of expense from the acquisition Market Metrics.

T&E expenses, expressed as a percentage of revenues, increased 75 basis points for the three months ended February 28, 2011, compared to the same period in fiscal 2010 primarily due to more client visits, more U.S. employees traveling overseas and a 25% overall increase in air fares and hotel fees. In the past year, travel has increased to enable us to manage our Hyderabad and Manila operations, as we continue to expand our proprietary content collection. Total T&E costs related to air travel and hotel stays by U.S. employees rose by 25% year over year. Market Metrics was acquired on June 1, 2010 resulting in incremental SG&A expenses year over year, primarily in higher compensation, office expenses and T&E. Stock-based compensation, expressed as a percentage of revenues, increased 115 basis points for the three months ended February 28, 2011 compared to the year ago quarter, which reflects the $1.7 million incremental charge in SG&A from performance-based stock options.

Partially offsetting the increase in SG&A expenses was lower employee compensation, expressed as a percentage of revenues, due to favorable currency rates and accelerating ASV growth rates. In addition, a gain on derivatives of $0.9 million was recorded in SG&A in the second quarter of fiscal 2011 as compared to a gain of less than $0.1 million in the prior year. Marketing costs, expressed as a percentage of revenues, decreased 35 basis points for the three months ended February 28, 2011, compared to the same period in fiscal 2010 primarily due to the prior year launch of the new FactSet and the related costs to market the new release.

Six months ended February 28, 2011 (Year-to-date)

SG&A expenses were $116.5 million for the six months ended February 28, 2011, up 13.4% from $102.7 million in the same period a year ago. Expressed as a percentage of revenues, SG&A expenses rose 30 basis points to 33.2% during fiscal 2011 and were driven by higher stock-based compensation expense, a rise in T&E and two quarters of expense from the acquisition of Market Metrics.

T&E expenses increased 80 basis points in fiscal 2011 compared to the same period in fiscal 2010 primarily due to more client visits and additional employees traveling overseas to manage our Hyderabad and Manila operations. Market Metrics was acquired on June 1, 2010 resulting in incremental SG&A expenses year over year. The increase year over year in stock-based compensation reflects the $1.7 million incremental charge from performance-based stock options.

Expressed as a percentage of revenues, employee compensation declined 90 basis points in fiscal 2011 due our accelerating ASV and a favorable currency rates. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, decreased by 35 basis points in fiscal 2011 compared to the same period a year ago. However, lower occupancy costs are temporary and are being driven by the timing of acquiring new space to support a growing employee base. Marketing costs, expressed as a percentage of revenues, decreased 15 basis points in fiscal 2011 primarily due to the prior year launch of the new FactSet.

Operating Income and Operating Margin

Three months ended February 28, 2011 (Quarter-to-date)

Operating income advanced 6.6% to $58.1 million for the three months ended February 28, 2011 compared to the prior year period. Our operating margin during the second quarter of fiscal 2011 was 32.7%, down from 34.6% a year ago. Included in the second quarter of fiscal 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. This charge reduced GAAP operating income by $2.5 million and GAAP operating margin by 140 basis points from 34.1% to 32.7%.

In addition to higher stock-based compensation, the decrease in operating margin in the second quarter of fiscal 2011 as compared to the same period a year ago was due to a rise in T&E expense and from expanding the number of employees in all areas throughout the world, including within our content operations, product development and consulting groups. The continued investment in our personnel resulted in employee count growth of 39% to 4,768 as of February 28, 2011 and was driven by hiring for our operations in India and the Philippines, as well as the hiring of consultants and software engineers in each geographic region. We believe that we offer excellent opportunities to our employees and we are delighted to be named again this year to Fortune’s “100 Best Companies to Work For” list.

Six months ended February 28, 2011 (Year-to-date)

During the first six months of fiscal 2011 operating income advanced 8.3% to $117.5 million compared to the prior year period. Our operating margin during fiscal 2011 was down 120 basis points to 33.5% due to higher performance-based stock option expense, additional hiring for our content collection operations and a rise in T&E partially offset by lower data costs. The performance-based stock option charge of $2.5 million recorded in the second quarter of fiscal 2011 reduced our year-to-date GAAP operating margin by 70 basis points from 34.2% to 33.5%.

Operating Income by Segment

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2011	2010	Change	2011	2010	Change

U.S.	$32,411	$31,493	2.9%	$67,612	$62,714	7.8%
Europe	20,199	16,720	20.8%	38,718	33,717	14.8%
Asia Pacific	5,483	6,621	(17.2)%	11,192	12,089	(7.4)%

Consolidated	$58,093	$54,473		$117,522	$108,520

Our reportable segments are aligned with how we, including our CODM, manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.

Operating income from our U.S. business increased 2.9% to $32.4 million during the three months ended February 28, 2011 compared to $31.5 million in the same period a year ago. For the six months ended February 28, 2011, U.S. operating income advanced 7.8% to $67.6 million compared to $62.7 million in the year ago period. The increase in operating income was primarily due to $14.8 million of incremental revenues and lower variable data fees partially offset by higher employee compensation, incremental performance-based stock option expense and a rise in T&E spend. Our revenue growth rates in the U.S. reflect strong client and user growth, $4.0 million from Market Metrics, expanding the number of PA users, a reduction in client cancellations and our annual price increase which impacted the majority of our U.S. investment management clients. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics.

European operating income increased 20.8% to $20.2 million during the three months ended February 28, 2011 compared to $16.7 million in the same period a year ago. For the six months ended February 28, 2011, European operating income advanced 14.8% to $38.7 million compared to $33.7 million a year ago. The increase in European operating income is due to a $4.2 million increase in revenues, lower variable fees payable to data vendors and a reduction in expense associated with the end of the Thomson Reuters transition services agreement partially offset by higher performance-based stock option expense and a rise in T&E. European revenues advanced 10.6% to $43.9 million due to increases in user and client counts, offering a broader selection of global proprietary content, clients licensing our advanced applications and growth in our real-time news and quotes.

Asia Pacific operating income decreased 17.2% to $5.5 million during the three months ended February 28, 2011 compared to $6.6 million in the same period a year ago. For the six months ended February 28, 2011, Asia Pacific operating income declined 7.4% to $11.2 million compared to $12.1 million a year ago. The decrease in Asia Pacific operating income was primarily driven by higher employee compensation due to the growth of our proprietary content operations in India and the Philippines, increased occupancy costs for our office expansions in Japan, Hong Kong, India and the Philippines and higher T&E, partially offset by $1.4 million of incremental revenues year over year.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2011	2010	Change	2011	2010	Change

Other income	$132	$151	(12.6)%	$257	$389	(33.9)%
Provision for income taxes*	$12,971	$18,505	(29.9)%	$30,924	$36,647	(15.6)%
Net income	$45,254	$36,119	25.3%	$86,855	$72,262	20.2%
Diluted earnings per common share	$0.95	$0.75	26.7%	$1.83	$1.48	23.6%
Effective tax rate**	22.3%	33.9%		26.3%	33.6%

*	Included in the provision for income taxes during the three and six months ended February 28, 2011 were income tax benefits of $4.9 million from the reenactment of the U.S. Federal R&D credit in December 2010. Our effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2011, it did not reflect the R&D tax credit in any months of fiscal 2011 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010.
**	Our projected annual effective tax rate before discrete items for fiscal 2011 is 31.0%. As mentioned above, during the second quarter of fiscal 2011, we recorded $4.9 million of income tax benefits from the reenactment of the R&D credit, which resulted in an actual effective tax rate for the second quarter of 22.3%.

Other Income

Other income continued to decline in fiscal 2011 compared to fiscal 2010 as the Federal Reserve maintained low U.S. interest rates which reduced returns on our cash and cash equivalents. Other income was $0.1 million and $0.3 million, respectively for the three and six months ended February 28, 2011 compared to $0.2 million and $0.4 million in the same periods a year ago. Our average annualized return on cash and cash equivalents was 30 basis points during fiscal 2011 as compared to 20 basis points in the same period a year ago. At no time during fiscal 2011 and 2010 did a component of our cash and cash equivalents portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended February 28, 2011, the provision for income taxes decreased 29.9% to $13.0 million as compared to the same period a year ago due to $4.9 million of income tax benefits from the reenactment of the U.S. Federal R&D credit in December 2010. Our effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2011, it did not reflect the R&D tax credit in any months of fiscal 2011 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010. The effective tax rate for the second quarter was 22.3% as compared to 33.9% a year ago. The projected recurring annual effective tax rate for fiscal 2011 is 31.0%.

Net Income and Earnings per Share

Net income rose 25.3% to $45.3 million and diluted earnings per share increased 26.7% to $0.95 for the three months ended February 28, 2011. During the first six months of fiscal 2011, net income rose 20.2% to $86.9 million and diluted earnings per share increased 23.6% to $1.83 compared to the same period a year ago.

Included in second quarter of fiscal 2011 were income tax benefits of $0.10 per diluted share or $4.9 million from the reenactment of the U.S. Federal R&D credit. In addition, a pre-tax charge of $2.5 million or $0.04 per diluted share was recorded in the current year quarter related to an increase in the estimated number of performance-based stock options that will be eligible to vest in August 2011. GAAP financial measures including net income and diluted earnings per share have been adjusted to report non-GAAP financial measures that exclude the $4.9 million of income tax benefits and the $2.5 million incremental charge related to performance-based options. Non-GAAP net income for the second quarter of fiscal 2011 advanced 16.4% to $42.0 million and non-GAAP diluted earnings per share increased 18.7% to $0.89. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower data costs, internal system efficiencies to better manage expenses, a lower effective tax rate and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation expense.

Use of Non-GAAP Financial Measures

Financial measures in accordance with GAAP including operating income, operating margin, net income and diluted earnings per share have been adjusted to report non-GAAP financial measures. These measures exclude an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options and $4.9 million of income tax benefits related to the reenactment of the U.S. Federal R&D credit in December 2010.

	Three months ended February 28,			Six months ended February 28,
(in thousands except per share data)	2011	2010	Change	2011	2010	Change
GAAP Net income	$45,254	$36,119	25.3%	$86,855	$72,262	20.2%
Incremental stock-based compensation, net of tax	1,692	—		1,692	—
Income tax benefits from U.S. Federal R&D credit	(4,912)	—		(4,912)	—

Non-GAAP Net income	$42,034	$36,119	16.4%	$83,635	$72,262	15.7%
Non-GAAP Diluted earnings per common share	$0.89	$0.75	18.7%	$1.76	$1.48	18.9%
Weighted average common shares (Diluted)	47,427	48,066		47,495	48,704

We use these non-GAAP financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these non-GAAP financial measures and the information they provide are useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to its historical performance. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $150 million, which translates into a net foreign currency exposure of $134 million per year. Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 67% of our employees are located. During the three and six months ended February 28, 2011, foreign currency movements increased operating income by $1.1 million and diluted earnings per share by $0.02 when holding currencies constant from the respective year ago periods.

To reduce variability from foreign currency fluctuations in operating expenses denominated in British Pound Sterling, Euro and Japanese Yen, we entered into foreign currency forward contracts. During the first quarter of fiscal 2011, we entered into foreign currency forward contracts to hedge approximately 95% of our net Japanese Yen exposure through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential ineffectiveness of the hedge. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At February 28, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥231 million and less than $0.1 million, respectively. At February 28, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €19.5 million and $1.7 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £7.0 million and $1.0 million, respectively, at February 28, 2011. A gain on derivatives for the three months ended February 28, 2011 of $0.9 million was recorded into operating income in our Consolidated Statements of Income as compared to a gain of less than $0.1 million in the same period a year ago. During the first half of fiscal 2011, a gain on derivatives of $1.4 million was recorded into operating income compared to a gain of $1.5 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

For the six months ended February 28,	2011	2010
Net cash provided by operating activities	$72,481	$70,133
Capital expenditures (1)	(15,433)	(9,051)

Free cash flow (2)	$57,048	$61,082
Net cash used in investing activities	$(15,433)	$(9,051)
Net cash used in financing activities	$(55,375)	$(68,591)
Cash and cash equivalents at end of period (February 28th)	$203,105	$204,595

(1)	Included in net cash used in investing activities during each fiscal year reported above.
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

Cash and cash equivalents aggregated to $203 million or 30% of our total assets at February 28, 2011, compared with $205 million or 33% of our total assets at February 28, 2010 and $196 million at August 31, 2010 or 30% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $7.4 million since August 31, 2010 as a result of cash provided by operations of $72.5 million, $28.0 million from the exercise of employee stock options, $12.9 million of tax benefits from share-based payment arrangements and $5.7 million from the effect of exchange rate changes on our foreign cash balances partially offset by cash outflows of $75.1 million related to stock repurchases, dividend payments of $21.1 million and capital expenditures of $15.4 million.

Free cash flow generated over the last twelve months was $186 million, up 1% over the prior year and exceeded net income by 13%. Free cash flow in the second quarter of fiscal 2011 was $42.9 million compared to $42.6 million in the year ago period. During fiscal 2011, free cash flow was driven by record levels of net income partially offset by a decline in working capital from higher income tax payments and an increase in accounts receivable partially offset by increased capital expenditures.

Consistent with prior years, we invoice a small percentage of our clients annually in advance during the second quarter of each fiscal year. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect that accounts receivable and deferred revenues will rise. The increase in accounts receivable due to the issuance of invoices for services to be provided over the next twelve months aggregated to approximately $15 million during the second quarter of fiscal 2011 compared to approximately $11 million in the same period a year ago. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter as evidenced last year when in the third quarter of fiscal 2010 our accounts receivable balance decreased $10 million. Our accounts receivable balance, net of reserves, increased by $10.8 million since August 31, 2010 due to the previously mentioned annual invoices issued in January 2011 and the billing of Market Metrics clients in the first quarter of fiscal 2011. However, over the last 12 months our accounts receivable balance has increased only $2.3 million while ASV is up $72 million over the same period. At February 28, 2011 our days sales outstanding (“DSO”) was 36 days as compared to 39 days a year ago and 31 days at August 31, 2010. The improvement in DSO since February 28, 2010 is the result of continuing to improve our collections processes and the efficiency of our collections group. We have seen DSOs decrease substantially over the past several years as a result of increased investment in our highly motivated collection and information systems teams.

In addition, during the second quarter of fiscal 2011 we remitted estimated tax payments for the first half of fiscal 2011 totaling $20.7 million, of which $8.7 million represented our estimated tax payment for the just completed second quarter, consistent with prior years. Estimated tax payments remitted in the first half of fiscal 2010 approximated $20 million.

Net cash used in financing activities was $13.2 million less in the first six months of fiscal 2011 as compared to the same period a year ago due to lower share repurchases and proceeds from employee stock plans. During the six months ended February 28, 2011, we repurchased 809,372 shares for $75.1 million under the program as compared to 1,621,457 shares for $107.1 million a year ago. Proceeds from employee stock exercises decreased from $38.3 million in the first six months of fiscal 2010 to $28.0 million in the current year as the number of employee stock option exercises decreased by 592,334 options. Through cash dividends and share repurchases, we have returned $202 million to our stockholders over the past 12 months.

Capital Resources

Capital Expenditures

Capital expenditures were $6.1 million, net of landlord contributions for construction of $1.4 million for the quarter ended February 28, 2011, up from $2.0 million in the same period a year ago. Approximately $4.9 million or 80% of capital expenditures were for computer equipment and the remainder for office expansions. In the second quarter of fiscal 2011 we purchased 24 additional Hewlett Packard Integrity blade servers to increase the capacity and processing speed of our Virginia and New Jersey data centers in addition to buying laptop computers and peripherals for our growing employee base. The remaining 20% or $1.2 million of capital expenditures was for the build-out of our New Jersey data center and additional office space expansion in India and Japan.

During the first six months of fiscal 2011 capital expenditures, net of landlord contributions for construction, were $14.1 million compared to $8.6 million in the comparable prior year period. Capital spending levels increased by $5.5 million in the first half of fiscal 2011 compared to the prior year due to the purchase of additional blade servers for the data centers, new computer equipment for the employee base and the build out of new office space in New York, India, Japan and the Philippines. We continue to expand aggressively to house and grow our proprietary content operations and other functions that can be run efficiently in remote office locations. Including the new lease agreements entered into during fiscal 2011, our worldwide leased office space increased to approximately 741,000 square feet at February 28, 2011, up 16% from August 31, 2010 and 19% from a year ago.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

Our three-year credit facility with JPMorgan Chase Bank matured on March 31, 2011. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with our current leased office space as of February 28, 2011. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At February 28, 2011, we were in compliance with all covenants contained in the standby letters of credit.

As of February 28, 2011 and August 31, 2010, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of February 28, 2011 and August 31, 2010.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2010, we had total purchase commitments of $45.6 million. There were no material changes in our purchase commitments during the first six months of fiscal 2011.

During fiscal 2011, we entered into new lease agreements for office space in the ordinary course of business to support our existing operations. These new lease agreements increased our worldwide leased office space by 16% since the beginning of the fiscal year. As such, commitments under our operating leases increased 16% from $140.8 million at August 31, 2010 to $163.0 million at February 28, 2011.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the six months ended February 28, 2011.

Share Repurchase Program

During the first six months of fiscal 2011, we repurchased 809,372 shares for $75.1 million under the existing share repurchase program. At February 28, 2011, $84 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of cash flow. In addition, we may use cash to fund other acquisitions, repurchase additional common stock, or invest in other businesses when opportunities arise. Based upon the predominance of our revenues from recurring sources and current expectations, we believe that our cash and cash equivalents, cash generated from operations and availability under our credit facility will be sufficient to satisfy our working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities for the next year.

Dividends

On February 9, 2011, our Board of Directors approved a regular quarterly dividend of $0.23 per share. The cash dividend of $10.6 million was paid on March 15, 2011, to common stockholders of record on February 28, 2011. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Risk factors which could cause future financial performance to differ materially from the expectations as expressed in any of our forward-looking statements made by or on our behalf include, without limitation:

•	Continued uncertainty, consolidation, and business failures in the global investment banking industry may cause us to lose additional clients and users

•	A global economic downturn and related market uncertainty, including the recent European economic and financial turmoil related to sovereign debt issues may affect our revenues and liquidity

•	Natural disasters in a specific country or region, such as the recent earthquakes and tsunamis in Japan, may disrupt our operations and negatively impact our revenues

•	Continued uncertainty in the Middle East and Africa could impact oil prices and the global economy, which may affect our operating results

•	Maintenance of our leading technological position through the introduction of new products and product enhancements

•	Our ability to integrate and market FactSet proprietary data as a high quality asset and win new clients

•	The protection and privacy of our client data

•	A prolonged or recurring outage at one of our data centers may result in reduced service and the loss of clients

•	Malicious, ignorant or illegal employee acts regarding insider information

•	Man-made problems such as computer viruses or terrorism may disrupt our operations

•	Our ability to integrate newly acquired companies

•	The negotiation of contract terms supporting new and existing data sets or products

•	Exposure to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows

•	Third parties may claim infringement of their intellectual property rights

•	Unauthorized parties may attempt to copy aspects of our products or to obtain and use information that the Company regards as proprietary

•	Risks associated with doing business internationally

•	Our ability to hire and retain key qualified personnel

•	Resolution of ongoing and other probable audits by tax authorities

•	Adverse resolution of litigation or governmental investigations may harm our operating results

•	Changes in accounting may affect our reported earnings and operating income

•	Internal controls may be ineffective

Business Outlook

The following forward-looking statements reflect our expectations as of March 15, 2011. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements. Our guidance below takes into consideration the impact of any reduction in business from our Japanese operations. ASV from our Japanese-based clients represent approximately 2% of our total ASV at February 28, 2011, thus any disruptions from the recent natural disasters will not have a material impact on our consolidated results in the upcoming quarter.

Third Quarter Fiscal 2011 Expectations

•	Revenues are expected to range between $181 million and $184 million.

•	EPS should range between $0.90 and $0.92.

Full Year Fiscal 2011

•	The 2011 guidance for capital expenditures, net of landlord contributions, remains at $22 million to $28 million.

•	The projected recurring annual effective tax rate is 31.0%.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $150 million, which translates into a net foreign currency exposure of $134 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of our cash and cash equivalents at February 28, 2011 was $203 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investments policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $150 million, which translates into a net foreign currency exposure of $134 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During the first quarter of fiscal 2011, we entered into foreign currency forward contracts to hedge approximately 95% of our net Japanese Yen exposure through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At February 28, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥231 million and less than $0.1 million, respectively. At February 28, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €19.5 million and $1.7 million, respectively. The notional principal and fair value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars were £7.0 million and $1.0 million, respectively, at February 28, 2011.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2011. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased $6.9 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our Euro, British Pound Sterling and Japanese Yen expense base. Had we not had any hedges in place as of February 28, 2011, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2011, would result in a decrease in operating income by $12.2 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2011 would increase the fair value of total assets by $24 million and equity by $20 million.

Interest Rate Risk

The fair market value of our cash and cash equivalents at February 28, 2011 was $203 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K. There were no material changes during the first six months of fiscal 2011 to this information included in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
December 2010	90,376	$93.84	90,376	$124,477
January 2011	313,520	$95.64	313,520	94,492
February 2011	102,810	$102.83	102,810	83,920

	506,706	$96.78	506,706	$83,920

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 6, 2011	/s/ MAURIZIO NICOLELLI
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