Form 10-Q
period 2011-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2011-07-11
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended May 31, 2011

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, on May 31, 2011 was 45,830,400.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2011

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2011	2010	2011	2010
Revenues	$183,647	$160,301	$534,571	$472,825

Operating expenses
Cost of services	62,224	51,355	179,146	152,632
Selling, general and administrative	59,600	53,262	176,080	155,989

Total operating expenses	121,824	104,617	355,226	308,621

Operating income	61,823	55,684	179,345	164,204

Other income	172	86	429	475

Income before income taxes	61,995	55,770	179,774	164,679

Provision for income taxes	18,684	17,112	49,608	53,759

Net income	$43,311	$38,658	$130,166	$110,920

Basic earnings per common share	$0.94	$0.83	$2.82	$2.37
Diluted earnings per common share	$0.92	$0.81	$2.75	$2.30

Weighted average common shares (Basic)	45,969	46,544	46,145	46,872
Weighted average common shares (Diluted)	47,154	47,725	47,418	48,183

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – Unaudited

(In thousands, except share data)	May 31, 2011	August 31, 2010
ASSETS
Cash and cash equivalents	$208,668	$195,741
Accounts receivable, net of reserves of $1,903 at May 31, 2011 and $1,862 at August 31, 2010	67,537	59,693
Deferred taxes	4,156	2,812
Prepaid taxes	6,776	0
Other current assets	11,353	6,899

Total current assets	298,490	265,145

Property, equipment and leasehold improvements, at cost	175,883	160,952
Less accumulated depreciation and amortization	(94,096)	(81,457)

Property, equipment and leasehold improvements, net	81,787	79,495

Goodwill	228,559	221,991
Intangible assets, net	48,578	52,179
Deferred taxes	18,821	19,601
Other assets	8,396	6,197

TOTAL ASSETS	$684,631	$644,608

LIABILITIES
Accounts payable and accrued expenses	$22,744	$23,976
Accrued compensation	32,138	48,607
Deferred fees	30,021	25,034
Taxes payable	0	1,073
Dividends payable	12,374	10,586

Total current liabilities	97,277	109,276

Deferred taxes	3,835	3,731
Taxes payable	6,795	7,346
Deferred rent and other non-current liabilities	22,287	21,849

TOTAL LIABILITIES	$130,194	$142,202
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 100,000,000 shares authorized, 61,312,572 and 60,142,905 shares issued; 45,830,400 and 46,024,137 shares outstanding at May 31, 2011 and August 31, 2010, respectively	613	601
Additional paid-in capital	415,047	344,144
Treasury stock, at cost: 15,482,172 and 14,118,768 shares at May 31, 2011 and August 31, 2010, respectively	(740,749)	(607,798)
Retained earnings	883,365	786,844
Accumulated other comprehensive loss	(3,839)	(21,385)

TOTAL STOCKHOLDERS’ EQUITY	554,437	502,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$684,631	$644,608

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130,166	$110,920
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,950	27,424
Stock-based compensation expense	15,352	10,239
Deferred income taxes	(483)	(5,617)
Gain on sale of assets	(3)	(123)
Tax benefits from share-based payment arrangements	(17,073)	(22,065)
Changes in assets and liabilities
Accounts receivable, net of reserves	(7,844)	4,359
Accounts payable and accrued expenses	(1,671)	(580)
Accrued compensation	(17,179)	(8,022)
Deferred fees	4,987	(5,459)
Taxes payable, net of prepaid taxes	8,919	30,303
Prepaid expenses and other assets	(6,039)	(156)
Landlord contributions	1,354	483
Other working capital accounts, net	(1,440)	(877)

Net cash provided by operating activities	136,996	140,829

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(22,806)	(13,676)

Net cash used in investing activities	(22,806)	(13,676)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(31,655)	(27,908)
Repurchase of common stock	(132,951)	(153,489)
Proceeds from employee stock plans	37,936	47,180
Tax benefits from share-based payment arrangements	17,073	22,065

Net cash used in financing activities	(109,597)	(112,152)

Effect of exchange rate changes on cash and cash equivalents	8,334	(6,608)

Net increase in cash and cash equivalents	12,927	8,393
Cash and cash equivalents at beginning of period	195,741	216,320

Cash and cash equivalents at end of period	$208,668	$224,713

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2011

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

As of May 31, 2011, the Company employed 4,805 employees, an increase of 37 over the past three months and up 32% or 1,174 employees from a year ago. Of these employees, 1,555 were located in the U.S., 570 in Europe and the remaining 2,680 in Asia Pacific. Approximately 56% of employees are involved with content collection, 19% conduct sales and consulting services, another 21% are involved in product development, software and systems engineering and the remaining 4% provide administrative support.

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

The accompanying financial data as of May 31, 2011 and for the three and nine months ended May 31, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2010 Consolidated Statement of Financial Condition was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes to them included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

In the opinion of management, the accompanying statements of financial condition and related interim statements of income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2011 third quarter and through the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

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

Other Recent Accounting Guidance – FASB Accounting Standards Updates

During fiscal 2011, the FASB issued several ASU’s – ASU No. 2010-25 through ASU No. 2010-29 and ASU No. 2011-01 through ASU No. 2011-04. The ASU’s entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have a material impact on the Company’s financial position and results of operations.

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of May 31, 2011 or August 31, 2010.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2011 and August 31, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$180,461	$0	$0	$180,461
Derivative instruments	$0	$1,768	$0	$1,768

Total assets measured at fair value	$180,461	$1,768	$0	$182,229

Liabilities
Derivative instruments	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$172,218	$0	$0	$172,218
Derivative instruments	0	879	0	879

Total assets measured at fair value	$172,218	$879	$0	$173,097

Liabilities
Derivative instruments	$0	$1,220	$0	$1,220

Total liabilities measured at fair value	$0	$1,220	$0	$1,220

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at May 31, 2011 and August 31, 2010 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$180,461	$0	$0	$180,461
Other current assets (derivative assets)	$0	$1,768	$0	$1,768

Total assets measured at fair value	$180,461	$1,768	$0	$182,229
Accounts payable and accrued liabilities	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$172,218	$0	$0	$172,218
Other current assets (derivative assets)	0	879	0	879

Total assets measured at fair value	$172,218	$879	$0	$173,097

Accounts payable and accrued liabilities (derivative liabilities)	$0	$1,027	$0	$1,027
Deferred rent and other non-current liabilities (derivative liabilities)	0	193	0	193

Total liabilities measured at fair value	$0	$1,220	$0	$1,220

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and nine months ended May 31, 2011, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at May 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$28,207	$—	$28,207
Corporate money market funds	180,461	—	180,461

Total cash and cash equivalents	$208,668	$—	$208,668

The following table summarizes the Company’s cash and cash equivalents at August 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$23,523	$—	$23,523
Corporate money market funds	172,218	—	172,218

Total cash and cash equivalents	$195,741	$—	$195,741

The Company did not hold any investments at May 31, 2011 or August 31, 2010. The Company’s cash and cash equivalents portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2011 and 2010.

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

At May 31, 2011 the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥115.5 million and less than $0.1 million, respectively. At May 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €13.0 million and $1.8 million, respectively. At May 31, 2011, there were no outstanding foreign exchange forward contracts to purchase British Pound Sterling with U.S. dollars.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (Buy/Sell)	May 31, 2011	Aug 31, 2010	May 31, 2011	Aug 31, 2010
Euro / U.S. Dollar	$16,835	$42,367	$1,813	$(1,220)
British Pound Sterling / U.S. Dollar	0	30,978	0	879
Japanese Yen / U.S. Dollar	1,373	0	(45)	0

Total	$18,208	$73,345	$1,768	$(341)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	May 31, 2011	Aug 31, 2010
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$1,768	$879
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$—	$(1,027)
	Deferred rent and other non-current liabilities	—	(193)

	Total liabilities	$—	$(1,220)

Derivatives not designated as hedging instruments	None	$—	$0

	Net Derivative Assets (Liabilities)	$1,768	$(341)

Derivatives in Cash Flow Hedging Relationships for the three months ended May 31, 2011 and 2010 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Income (Effective Portion)	Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010		2011	2010
Foreign currency forward contracts	$1,411	$(2,873)	SG&A	$1,887	$(208)

Derivatives in Cash Flow Hedging Relationships for the nine months ended May 31, 2011 and 2010 (in thousands):

	Gain Recognized in AOCI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Income (Effective Portion)	Gain Reclassified from AOCI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010		2011	2010
Foreign currency forward contracts	$4,695	$(2,176)	SG&A	$3,261	$1,340

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

Accumulated Other Comprehensive Income

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCI (in thousands):

	Nine Months Ended May 31,
	2011	2010
Beginning balance, net of tax	$(238)	$851
Changes in fair value	4,695	(2,176)
Gain reclassified to earnings	(3,261)	(1,340)

Ending balance, net of tax	$1,196	$(2,665)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. Of the total $229 million of goodwill reported by the Company at May 31, 2011, 64% was recorded in the U.S. segment, 34% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended May 31, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	125,963	44,944	12,740	183,647
Segment operating profit	35,218	20,659	5,946	61,823
Total assets	385,885	270,070	28,676	684,631
Capital expenditures	4,296	1,073	2,004	7,373

For the three months ended May 31, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	108,593	40,694	11,014	160,301
Segment operating profit	29,926	19,716	6,042	55,684
Total assets	398,931	180,661	25,123	604,715
Capital expenditures	3,528	198	899	4,625

For the nine months ended May 31, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	365,737	132,000	36,834	534,571
Segment operating profit	102,832	59,377	17,136	179,345
Capital expenditures	16,425	1,418	4,963	22,806

For the nine months ended May 31, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	320,681	119,561	32,583	472,825
Segment operating profit	92,640	53,433	18,131	164,204
Capital expenditures	8,400	544	4,732	13,676

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

There was no goodwill acquired during fiscal 2011. Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2011 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2010	$145,826	$72,278	$3,887	$221,991
Goodwill acquired during the period	0	0	0	0
Foreign currency translations	0	6,438	130	6,568

Balance at May 31, 2011	$145,826	$78,716	$4,017	$228,559

9. INTANGIBLE ASSETS

The Company’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.1 years at May 31, 2011.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$52,670	$15,877	$36,793
Client relationships	21,129	12,221	8,908
Software technology	19,127	17,919	1,208
Non-compete agreements	1,750	350	1,400
Trade names	571	302	269

Total	$95,247	$46,669	$48,578

At August 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,278	$11,907	$37,371
Client relationships	20,348	9,776	10,572
Software technology	18,575	16,386	2,189
Non-compete agreements	1,813	150	1,663
Trade names	571	187	384

Total	$90,585	$38,406	$52,179

There were no intangible assets acquired during fiscal 2011. The increase in the gross carrying amount of intangible assets at May 31, 2011 as compared to August 31, 2010 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $2.1 million and $1.9 million for the three months ended May 31, 2011 and 2010, respectively. Amortization expense recorded for intangible assets was $6.4 million and $6.0 million for the nine months ended May 31, 2011 and 2010, respectively. As of May 31, 2011, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2011 (remaining three months)	$2,072
2012	7,450
2013	5,931
2014	4,850
2015	4,137
Thereafter	24,138

Total	$48,578

10. COMMON STOCK AND EARNINGS PER SHARE

On May 9, 2011, the Company’s Board of Directors approved a 17% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2011 of $0.27 per share, or $1.08 per share per annum. The cash dividend of $12.3 million was paid on June 21, 2011, to common stockholders of record on May 31, 2011. Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2011	2010
Balance at September 1	46,024	46,740
Common stock issued for employee stock plans	1,168	1,829
Repurchase of common stock	(1,362)	(2,243)

Balance at May 31	45,830	46,326

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

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2011
Basic EPS
Income available to common stockholders	$43,311	45,969	$0.94
Diluted EPS
Dilutive effect of stock options and restricted stock		1,185

Income available to common stockholders plus assumed conversions	$43,311	47,154	$0.92

For the three months ended May 31, 2010
Basic EPS
Income available to common stockholders	$38,658	46,544	$0.83
Diluted EPS
Dilutive effect of stock options and restricted stock		1,181

Income available to common stockholders plus assumed conversions	$38,658	47,725	$0.81

For the nine months ended May 31, 2011
Basic EPS
Income available to common stockholders	$130,166	46,145	$2.82
Diluted EPS
Dilutive effect of stock options and restricted stock		1,273

Income available to common stockholders plus assumed conversions	$130,166	47,418	$2.75

For the nine months ended May 31, 2010
Basic EPS
Income available to common stockholders	$110,920	46,872	$2.37
Diluted EPS
Dilutive effect of stock options and restricted stock		1,311

Income available to common stockholders plus assumed conversions	$110,920	48,183	$2.30

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted earnings per share for the three months ended May 31, 2011 and for the three and nine months ended May 31, 2010. However, for the nine months ended May 31, 2011, there were 1,424 stock options excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended May 31, 2011 and for the three and nine months ended May 31, 2010. However, for the nine months ended May 31, 2011, there were 5,015 restricted stock awards excluded from the calculation of diluted earnings per share.

For the three and nine months ended May 31, 2011, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,514,891. Similarly, 1,878,408 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2010. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at May 31, 2011 and 2010 for performance-based stock options granted in fiscal 2011 and 2010.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 13, 2011, the Company’s Board of Directors approved a $200 million expansion to the existing share repurchase program. During the first nine months of fiscal 2011, the Company repurchased 1,362,236 shares for $133 million under the existing share repurchase program. Including the $200 million expansion, $226 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock

At May 31, 2011 and August 31, 2010, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards

During the first nine months of fiscal 2011, the Company granted 153,189 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards granted in fiscal 2011 vest between three and six years and are amortized to stock-based compensation expense over the vesting period.

12. COMPREHENSIVE INCOME

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Net income	$43,311	$38,658	$130,166	$110,920
Other comprehensive income, net of tax:
Net unrealized (loss) gain on cash flow hedges	(473)	(2,665)	1,434	(3,516)
Foreign currency translation adjustments	4,379	(9,548)	16,112	(18,579)

Comprehensive income	$47,217	$26,445	$147,712	$88,825

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	May 31, 2011	August 31, 2010
Accumulated unrealized gain (loss) on cash flow hedges, net of tax	$1,196	$(238)
Accumulated foreign currency translation adjustments	(5,035)	(21,147)

Total accumulated other comprehensive loss	$(3,839)	$(21,385)

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

General Stock Option Activity

In the first nine months of fiscal 2011, FactSet granted 965,682 stock options at a weighted average exercise price of $89.27 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2010	6,451	$47.73
Granted – non performance-based	85	88.40
Granted – performance-based	809	88.40
Exercised	(605)	31.54
Forfeited	(22)	60.07

Balance at November 30, 2010	6,718	$54.56
Granted – non performance-based	0	0
Granted – performance-based	65	99.78
Granted – non-employee Directors grant	15	95.05
Exercised	(283)	31.15
Forfeited	(36)	65.91
Balance at February 28, 2011	6,479	$56.07
Granted – non performance-based	6	103.30
Exercised	(224)	36.46
Forfeited	(27)	70.75
Balance at May 31, 2011	6,234	56.76

The total number of in-the-money options exercisable as of May 31, 2011 was 2.6 million with a weighted average exercise price of $37.99. As of August 31, 2010, 3.3 million in-the-money outstanding options were exercisable with a weighted average exercise price of $34.49. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2011 and August 31, 2010 was $190.4 million and $130.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $110.86 at May 31, 2011 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2011 and 2010 was $15.5 million and $12.4 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2011 and 2010 was $65.0 million and $74.2 million, respectively.

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

October 2009 Annual Employee Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At May 31, 2011, FactSet estimated that it was probable the Company would achieve ASV and diluted earnings per share growth of between 8% - 10% on a compounded annual basis for the two years ended August 31, 2011. As such, at May 31, 2011, the Company has estimated that 60% or 540,399 of the performance-based stock options will vest.

However, a change from the current expected outcome of the October 2009 performance-based stock options due to accelerating ASV and diluted EPS growth rates during the fourth quarter of fiscal 2011 would require the Company to record an incremental $3.4 million of stock-based compensation during the fourth quarter (equal to approximately $0.05 per diluted share). A change in the expected outcome would only result if the Company’s ASV and diluted EPS growth rates during the two fiscal years ended August 31, 2011 exceeded 10%. The amount of additional stock-based compensation equal to $3.4 million represents the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage from 60% to 100% as of May 31, 2011. The one-time cumulative adjustment would also increase the total unamortized stock-based compensation expense to be recognized over the remaining vesting period from $4.1 million to $6.8 million.

November 2010 Annual Employee Performance-based Option Grant Review

In November 2010, the Company granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At May 31, 2011, the Company estimated that 20% or 146,867 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.5 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2011	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(532)	$0
20%	$2,495	$0	$141
60%	$7,487	$1,064	$423
100%	$12,478	$2,128	$705

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2011. The one-time cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

Other Performance-based Option Grants

Between June 2010 and January 2011, the Company granted 960,331 performance-based employee stock options that vest based on FactSet achieving certain ASV targets over a six year period. At May 31, 2011, the Company estimated that 194,306 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $3.4 million to be recognized over the remaining vesting period.

A change from the current expected outcome of these performance-based stock options due to accelerating ASV growth rates during the fourth quarter of fiscal 2011 would require the Company to record an incremental $1.3 million of stock-based compensation during the fourth quarter (equal to approximately $0.02 per diluted share). The amount of additional stock-based compensation represents the one-time cumulative adjustment to be recorded if there had been a change in the vesting period based on achieving ASV targets earlier than estimated. If 100% of the 960,331 performance-based stock options granted between June 2010 and January 2011 were to vest, the Company would incur an incremental $16.0 million of stock-based compensation over the vesting period of six years.

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

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2010	261	$61.65
Granted (restricted stock and stock units)	121	$84.36
Vested	0	$0
Canceled/forfeited	(1)	$67.04

Balance at November 30, 2010	381	$68.85
Granted (restricted stock and stock units)	2	$94.63
Vested	0	$0
Canceled/forfeited	(2)	$69.51

Balance at February 28, 2011	381	$69.00
Granted (restricted stock and stock units)	30	$99.75
Vested	0	$0
Canceled/forfeited	(2)	$73.01

Balance at May 31, 2011	409	$71.24

November 2010 Employee Restricted Stock Award

In November 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards in November 2010 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The closing price of FactSet common stock on the grant date of $88.40 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting fair value of the restricted stock awards granted on November 8, 2010 was $84.38. As of May 31, 2011, unamortized stock-based compensation expense of $7.3 million is to be amortized to compensation expense over the remaining vesting period.

April 2011 Employee Restricted Stock Award

On April 14, 2011, the Company granted 30,090 restricted stock awards to employees which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. The restricted stock awards cliff vest 100% after three years and are amortized to expense over the vesting period using the straight-line attribution method. The grant date fair value of the awards were measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. As such, the closing price of FactSet common stock on the grant date of $103.30 was reduced to reflect the loss of future dividends (non-dividend protection right). The resulting weighted average fair value of the restricted stock awards granted on April 14, 2011 was $99.75. As of May 31, 2011, unamortized stock-based compensation expense of $2.9 million is to be amortized to compensation expense over the remaining vesting period.

January 2011 Employee Restricted Stock Award

In January 2011, the Company granted 366 shares of restricted stock with a fair value of $95.24, which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. And are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As of May 31, 2011, unamortized stock-based compensation expense of less than $0.1 million is to be amortized ratably to compensation expense over the remaining vesting period.

Other Employee Restricted Stock Units Granted (Performance-based)

Between June 2010 and January 2011, the Company granted 20,010 restricted stock units which entitle the holder to shares of common stock as the awards vest over time. A restricted stock unit is a promise to deliver shares to the employee at a future date if certain vesting conditions are met. The primary difference between a restricted stock unit and restricted stock is the timing of the delivery of the underlying shares. FactSet is not required to deliver the shares to the employees until the vesting conditions are met. The Company’s restricted stock units are performance-based and cliff vest 25% when serviced ASV targets are achieved during a six year period. Restricted stock units are amortized to expense based on a graded-vesting attribution approach over the vesting period. The closing price of FactSet common stock on the grant date was reduced to reflect the loss of future dividends with the resulting fair value of $68.69. As of May 31, 2011, unamortized stock-based compensation expense of $1.0 million is to be amortized to compensation expense over the remaining vesting period.

A change from the current expected outcome of these performance-based restricted stock units due to accelerating ASV growth rates during the fourth quarter of fiscal 2011 would require the Company to record an incremental $0.4 million of stock-based compensation during the fourth quarter (equal to approximately $0.01 per diluted share). The amount of additional stock-based compensation represents the one-time cumulative adjustment to be recorded if there had been a change in the vesting period based on achieving ASV targets earlier than estimated.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2010	2,216	162
Granted – non performance-based options	(85)	0
Granted – performance-based options	(809)	0
Restricted stock awards granted*	(303)	0
Share-based awards canceled/forfeited	25	0
Share-based awards expired	0	0

Balance at November 30, 2010	1,044	162
Amendment to the 2004 Stock Option and Award Plan to increase the number of shares available for issuance**	4,000	0
Granted – non performance-based options	0	0
Granted – performance-based options	(65)	0
Granted – non-employee Directors grant	0	(15)
Restricted stock awards granted*	(5)	0
Share-based awards canceled/forfeited	41	0
Share-based awards expired	0	0

Balance at February 28, 2011	5,015	147
Granted – non performance-based options	(6)	0
Granted – performance-based options	0	0
Restricted stock awards granted*	(75)	0
Share-based awards canceled/forfeited	32	0
Share-based awards expired	0	0

Balance at May 31, 2011	4,966	147

*	As reflected in the preceding table, for each share awarded as restricted stock under the Company’s option plan, an equivalent of 2.5 shares were deducted from the available share-based awards balance.
**	As of November 30, 2010, 1.0 million shares remained available for future grant of share-based awards under the Company’s 2004 Stock Option and Award Plan, a number that the Company believed to be insufficient to meet its anticipated needs over the next 12 to 18 months. Therefore, the Company’s Board of Directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares of FactSet common stock issuable under the 2004 Stock Option and Award Plan by 4,000,000 shares. The stockholders of FactSet voted on and approved the Amended and Restated 2004 Stock Option and Award Plan at the Company’s annual meeting held on December 14, 2010, including the reservation of an additional 4,000,000 shares of common stock for issuance thereunder.

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

Employees purchased 56,659 shares at a price of $75.58 during the first nine months of fiscal 2011. During the three months ended May 31, 2011, employees purchased 18,053 shares at a weighted average price of $87.02 as compared to 22,510 shares at a weighted average price of $57.46 in the same period a year ago. At May 31, 2011, 299,597 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $4.3 million and $3.8 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2011 and 2010, respectively.

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

The following table summarizes stock-based compensation expense for the three and nine months ended May 31, 2011 and 2010 (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2011	2010	2011	2010
Stock-based compensation	$4,975	$4,142	$15,352	$10,239
Tax impact of stock-based compensation	(1,542)	(1,389)	(4,811)	(3,442)

Stock-based compensation, net of tax	$3,433	$2,753	$10,541	$6.797

As of May 31, 2011, $47.6 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.6 years. There was no stock-based compensation capitalized as of May 31, 2011 or August 31, 2010, respectively.

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

•	Q2 2011 – 65,224 performance-based employee stock options were granted at a weighted average exercise price of $99.78 and a weighted average estimated fair value of $29.07 per share.

•	Q3 2011 – 6,408 non performance-based employee stock options were granted at a weighted average exercise price of $103.30 and a weighted average estimated fair value of $23.41 per share.

Fiscal 2010

•

Q1 2010 – 32,476 non performance-based employee stock options and 900,665 performance-based employee stock options were granted at a weighted average exercise price of $66.46 and a weighted average estimated fair value of $19.99 per share.

•	Q2 2010 – 297,483 non performance-based employee stock options were granted at a weighted average exercise price of $63.09 and a weighted average estimated fair value of $21.01 per share.

•	Q3 2010 – there were no stock options granted during the third quarter of fiscal 2010.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended May 31, 2011	Nine Months Ended May 31,
		2011	2010
Term structure of risk-free interest rate	0.19% - 1.00%	0.18% - 1.88%	0.15% - 3.30%
Expected life	4.0 years	4.0 - 6.5 years	4.0 - 6.7 years
Term structure of volatility	23% - 35%	23% - 35%	27% - 36%
Dividend yield	1.07%	1.25%	1.58%
Weighted average estimated fair value	$23.41	$24.72	$20.24

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

Fiscal 2011

•	117,723 shares of restricted stock with a fair value of $84.38 were granted on November 8, 2010.

•	366 shares of restricted stock with a fair value of $95.24 were granted on January 27, 2011.

•	3,291 restricted stock units with a fair value of $83.49 were granted on November 8, 2010.

•	1,719 restricted stock units with a fair value of $94.50 were granted on January 27, 2011.

•	30,090 restricted stock units with a fair value of $99.75 were granted on April 14, 2011.

Fiscal 2010

•	161,794 shares of restricted stock with a fair value of $62.85 were granted on October 23, 2009.

•

90,030 restricted stock awards with a fair value of $59.42 were granted on February 9, 2010. Of the total number of restricted stock awards granted, 55,572 cliff vest 100% after three years. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years.

Employee Stock Purchase Plan Fair Value Determinations

Employees purchased 56,659 shares at a price of $75.58 during the first nine months of fiscal 2011. During the three months ended May 31, 2011, employees purchased 18,053 shares at a weighted average price of $87.02 as compared to 22,510 shares at a weighted average price of $57.46 in the same period a year ago.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended May 31, 2011 and 2010 were $16.97 and $11.50 per share, respectively, with the following weighted average assumptions:

	Three Months Ended May 31,
	2011	2010
Risk-free interest rate	0.07%	0.17%
Expected life	3 months	3 months
Expected volatility	9.8%	12.6%
Dividend yield	0.9%	1.4%

The weighted average estimated fair value of employee stock purchase plan grants during the nine months ended May 31, 2011 and 2010 were $14.71 and $11.14 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2011	2010
Risk-free interest rate	0.12%	0.11%
Expected life	3 months	3 months
Expected volatility	9.7%	14.2%
Dividend yield	1.0%	1.3%

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

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

	Three months ended May 31,			Nine months ended May 31,
	2011	2010	Change	2011	2010	Change
U.S. operations	$52,172	$47,961	8.8%	$151,743	$145,626	4.2%
Non-U.S. operations	9,823	7,809	25.8%	28,031	19,053	47.1%

Income before income taxes	$61,995	$55,770	11.2%	$179,774	$164,679	9.2%

U.S. operations*	$16,519	$14,915	10.8%	$42,945	$48,947	(12.3)%
Non-U.S. operations	2,165	2,197	(1.5)%	6,663	4,812	38.4%

Total provision for income taxes*	$18,684	$17,112	9.2%	$49,608	$53,759	(7.7)%

Effective tax rate**	30.1%	30.7%		27.6%	32.6%

*	Included in the provision for income taxes during the nine months ended May 31, 2011 were income tax benefits of $4.9 million from the reenactment of the U.S. Federal R&D credit in December 2010. The Company’s effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2011, it did not reflect the R&D tax credit in any months of fiscal 2011 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010.

**	The Company’s projected annual effective tax rate before discrete items for fiscal 2011 is 31.0%. As mentioned above, during fiscal 2011, the Company recorded $4.9 million of income tax benefits from the reenactment of the R&D credit, which resulted in an actual effective tax rate for the nine months ended May 31, 2011 of 27.6%.

The components of the provision for income taxes consist of the following (in thousands):

Nine months ended May 31, 2011	2011	2010
Current:
U.S. federal	$38,876	$49,131
U.S. state and local	3,670	3,846
Non-U.S.	7,314	5,469

Total current taxes	$49,860	$58,446

Deferred:
U.S. federal	$(359)	$3,715
U.S. state and local	(40)	315
Non-U.S.	651	657

Total deferred taxes	252	4,687

Total tax provision	$49,608	$53,759

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2011, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

As of May 31, 2011, the Company had gross unrecognized tax benefits totaling $6.8 million, including $0.8 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2011 (in thousands):

Unrecognized tax benefits at August 31, 2010	$7,346
Additions based on tax positions related to the current year	943
Additions for tax positions of prior years (includes $0.3 million for the payment of interest)	1,399
Reductions for tax positions of prior years	0
Lapse of statue of limitations	(964)
Reductions from settlements with taxing authorities	(1,929)

Unrecognized income tax benefits at May 31, 2011	$6,795

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

	May 31, 2011	Aug 31, 2010
Deferred tax assets
Current
Allowance for doubtful accounts	$717	$700
Deferred rent	3,439	3,397
Other	0	(1,285)

Net current deferred taxes	$4,156	$2,812

Non-current
Depreciation on property, equipment and leasehold improvements	2,924	5,078
Deferred rent	2,793	2,788
Stock-based compensation	14,676	13,087
Purchased intangible assets, including acquired technology	(2,981)	(3,293)
Other	1,409	1,941

Net non-current deferred taxes	18,821	19,601

Total deferred tax assets	$22,977	$22,413

The significant components of deferred tax liabilities that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

	May 31, 2011	Aug 31, 2010
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,835	$3,731

Total deferred tax liabilities (non-current)	$3,835	$3,731

A provision has not been made for additional U.S. Federal or foreign taxes as of May 31, 2011 on undistributed earnings of foreign subsidiaries, except for the United Kingdom and France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at May 31, 2011 and August 31, 2010. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2011, the Company leases approximately 169,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space in the U.S. in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. Outside the U.S., the Company’s operations are conducted in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; Hong Kong; Dubai, United Arab Emirates; Hyderabad and Mumbai, India; Sydney, Australia; and Manila, the Philippines. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the first nine months of fiscal 2011, FactSet entered into the following new lease agreements:

•

Piscataway, New Jersey: In connection with the relocation of the Company’s New Hampshire data center to a new, state of the art facility. The new lease for space in New Jersey will result in incremental future minimum rental payments of $15.8 million over the non-cancelable lease term of ten years.

•

Paris, France: A new lease agreement for office space was entered into in order to relocate the Company’s JCF operations within Paris. The new lease will result in incremental future minimum rental payments of $3.2 million over the non-cancelable lease term of six years. In May 2011, the offices of the Company’s JCF operations were relocated within Paris, resulting in a reduction of rentable office space of approximately 10,000 square feet. A charge of $0.1 million was recorded in May 2011 to reflect the remaining lease payments due under the vacated office space.

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

•

Dubai, United Arab Emirates: The Company’s global presence expanded with the opening of a Dubai office in December 2010, joining FactSet’s network of more than 24 offices around the world. The new lease will result in incremental future minimum rental payments of $0.2 million over the non-cancelable lease term of one year.

Including the new lease agreements entered into during fiscal 2011, the Company’s worldwide leased office space increased to approximately 724,000 square feet, up 13.1% from August 31, 2010 and 13.4% from a year ago.

At May 31, 2011, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2011 (remaining three months)	$6,128
2012	25,558
2013	25,132
2014	20,507
2015	17,639
Thereafter	60,852

Total	$155,816

During the three months ended May 31, 2011 and 2010, rent expense for all operating leases amounted to $8.7 million and $7.2 million, respectively. Rent expense for all operating leases for the first nine months of fiscal 2011 and 2010 amounted to $24.3 million and $22.3 million, respectively. Approximately $4.5 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2011. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2011, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2010, the Company had total purchase commitments of $45.6 million. There were no material changes in FactSet’s purchase commitments during the first nine months of fiscal 2011.

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

Financial Instruments

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade accounts receivable and derivative instruments. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company calculates its receivable reserve through analyzing aged client receivables and reviewing the recent history of client receivable write-offs. At May 31, 2011, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2010. At May 31, 2011 and August 31, 2010, the receivable reserve was $1.9 million, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Results of Operations

•	Performance-based Equity Awards

•	Foreign Currency

•	Liquidity

•	Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Share Repurchase Program

•	Dividends

•	Significant Accounting Policies and Critical Accounting Estimates

•	New Accounting Pronouncements

•	Recent Market Trends

•	Forward-Looking Factors

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

As of May 31, 2011, the Company employed 4,805 employees, an increase of 37 over the past three months and up 32% or 1,174 employees from a year ago. Of these employees, 1,555 were located in the U.S., 570 in Europe and the remaining 2,680 in Asia Pacific. The increase in headcount during fiscal 2011 was driven by the expansion of our proprietary content operations in India and the Philippines, as well as the hiring of consultants and software engineers. Approximately 56% of our employees are involved with content collection, 19% conduct sales and consulting services, another 21% are involved in product development, software and systems engineering and the remaining 4% of employees provide administrative support.

We continued our strong performance during the third quarter of fiscal 2011 as key operating metrics experienced healthy growth. Our standard formula of providing broad, global content through powerful applications accompanied by excellent client service resulted in double digit growth rates in both our ASV and diluted earnings per share. The subscription growth rate accelerated to 12%, while diluted earnings per share rose 14% year over year. We continued to hire more employees both in our content operations as well as in other groups, including engineering and sales and consulting around the world as our total headcount rose to 4,805 at May 31, 2011, up 32% compared to a year ago. During the third quarter, our regular quarterly dividend was increased 17% to $0.27 per share. Aggregating dividends with share repurchases, we returned $215 million to stockholders over the past 12 months. Lastly, FactSet was recognized as one of the “UK’s 50 Best Workplaces,” marking our third consecutive appearance on the list.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2011 and 2010, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2011	2010	Change	2011	2010	Change
Revenues	$183,647	$160,301	14.6%	$534,571	$472,825	13.1%
Cost of services	62,224	51,355	21.2%	179,146	152,632	17.4%
Selling, general and administrative	59,600	53,262	11.9%	176,080	155,989	12.9%
Operating income	61,823	55,684	11.0%	179,345	164,204	9.2%
Net income	43,311	38,658	12.0%	130,166	110,920	17.4%
Diluted earnings per common share	0.92	0.81	13.6%	2.75	2.30	19.6%
Diluted weighted average common shares	47,154	47,725		47,418	48,183

Revenues

Revenues for the three months ended May 31, 2011 were $183.6 million, up 14.6% from $160.3 million for the same period a year ago. For the first nine months of fiscal 2011, revenues increased 13.1% to $534.6 million from $472.8 million in the prior year period. During the third quarter of fiscal 2011, our user count increased by 800, net new clients rose by 26 and annual subscriptions increased by $17 million. Excluding $4.2 million of revenues from the Market Metrics business acquired on June 1, 2010, revenues grew by 11.9% in the third quarter of fiscal 2011 as compared to the same period a year ago.

Increased revenues were from successes across our product suite and in all geographic locations. Our revenue growth drivers during fiscal 2011 included broad-based growth across our geographical segments, clients continuing to license our advanced applications such as Portfolio Analysis (“PA”), growth in the number of clients and users, the expanded deployment of our proprietary data and an increase in the client retention rate.

Broad-based growth across all geographies

Our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally. Our U.S. investment management clients continued to experience strong growth across all geographies, which led to our strong results. Our buy-clients represented 82% of our total revenues in the third quarter of fiscal 2011, consistent with the prior year.

Clients continue to license our advanced applications

Equity portfolio analysis, SPAR, Fixed Income in PA and quantitative tools have been among the many value-added applications that continue to be in demand by our clients as sales of our quantitative products accelerated and led to revenue growth in fiscal 2011. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis portfolio publishing and returns based, style analysis. Beginning in fiscal 2011, the expanded PA suite included Axioma models and our Single Name Security Exposures application. This expanded PA suite of products registered its best quarterly performance of the fiscal year during the third quarter as we continue to increase the PA workstation count, the number of clients using fixed income in PA, and the number of quantitative users who take advantage of our PA offerings.

Growth in the number of clients and users of FactSet

For the sixth consecutive quarter since the recent economic downturn, we experienced net new client growth as we continue to provide users with improved features and functionality within virtually every report and chart on FactSet. We continue to see strong user and client growth as our client count expanded with 112 net new clients and 5,200 net new users in the past 12 months. At May 31, 2011, client count was 2,187, a net increase of 26 clients during the past three months. Professionals using FactSet increased to 45,600 as of May 31, 2011, up 800 users in the last three months and up 2,800 users since the beginning of the year. At May 31, 2011, the average ASV per client was $339,000, up from $324,000 at August 31, 2010 and $311,000 at May 31, 2010. Gaining new clients and users enables us to begin a cycle of introducing them to our suite of products so that we can then show users our value-added applications and content in future periods. User count growth of 13% over the past 12 months derived from both investment management and global banking and brokerage clients and driven by the combination of advanced FactSet applications including real-time news and quotes with a vast array of data supported by FactSet client service. The latest version of our real-time news and quotes application provides information from more than 100 exchanges and news sources.

Expanded deployment of our proprietary data

Timeliness and reliability of data is our priority. We are pleased by the growing returns from our investment in proprietary content. In fiscal 2011, FactSet Fundamentals was enhanced to deliver high quality standardized data within hours of public filings by U.S. companies. FactSet Fundamentals and FactSet Estimates have been strong performers and we continue to invest in those and in our other proprietary databases, such as FactSet Economics, Corporate Events and Transcripts and Ownership. We offer proprietary datasets that generally include the latest, most accurate information available such as fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data.

Increase in the client retention rate

At May 31, 2011, annual client retention remained at greater than 95% of ASV, consistent with last year. However, our annual client retention rate, on a client basis, improved to 92% of clients at May 31, 2011 as compared to 89% a year ago. This improvement suggests that despite concerns over the global economy, our clients are using and purchasing FactSet services as they continue to derive value from them. During the second quarter of fiscal 2011 we were concerned, along with our clients, about the impact of the natural disasters and their aftermath in Japan coupled with unrest in the Middle East. While those regions continue to work through the events of the last three months, our clients have been conducting business as usual and using FactSet services to do it.

Revenues by Geographic Region

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2011	2010	Change	2011	2010	Change
U.S.	$125,963	$108,593	16.0%	$365,737	$320,681	14.1%
% of revenues	68.6%	67.7%		68.4%	67.8%
Europe	$44,944	$40,694	10.4%	132,000	$119,561	10.4%
Asia Pacific	12,740	11,014	15.7%	36,834	32,583	13.0%

International	$57,684	$51,708	11.6%	168,834	$152,144	11.0%
% of revenues	31.4%	32.3%		31.6%	32.2%
Consolidated	$183,647	$160,301	14.6%	$534,571	$472,825	13.1%

Three months ended May 31, 2011 (Quarter-to-date)

Revenues from our U.S. segment increased 16.0% to $126.0 million during the three months ended May 31, 2011 compared to $108.6 million in the same period a year ago. Our revenue growth rates in the U.S. reflect strong client and user growth, expanding the number of PA users, $4.2 million from Market Metrics and a reduction in client cancellations. Excluding the acquisition of Market Metrics on June 1, 2010, U.S. organic revenues grew 12.1% in the third quarter of fiscal 2011 as compared to the same period a year ago.

International revenues in the third quarter of fiscal 2011 were $57.7 million, an increase of 11.6% from $51.7 million in the prior year period. The impact from foreign currency increased international revenues by $0.4 million year over year. European revenues advanced 10.4% to $44.9 million due to increases in user and client counts, offering a broader selection of global proprietary content, clients licensing our advanced applications and growth in our real-time news and quotes. Asia Pacific revenues grew to $12.7 million, up 15.7% from the same period a year ago. Excluding the impact of foreign currency attributable to the change in the value of the Japanese Yen compared to the U.S. dollar, Asia Pacific revenue growth was 12.0% year over year largely due to our ability to sell additional services to existing clients, the ability to bring on new clients and users over the last 12 months, growth in our global content offering and the expansion of our real-time news and quotes that services the needs of a global investor. Revenues from international operations accounted for 31.4% of our consolidated revenues in the third quarter of fiscal 2011, as compared to 32.3% in the year ago quarter.

Nine months ended May 31, 2011 (Year-to-date)

Our U.S. segment revenue increased 14.1% to $365.7 million during the first nine months of fiscal 2011 as compared to $320.7 million in the same period a year ago. International revenues increased 11.0% to $168.8 million during the nine months ended May 31, 2011 compared to $152.1 million in the prior year period. The impact from foreign currency increased international revenues by $1.0 million year over year. European revenues advanced 10.4% to $132.0 million due to user and client growth. Asia Pacific revenues grew to $36.8 million, up 13.0% from the same period a year ago. Excluding the impact of foreign currency attributable to the change in the value of the Japanese Yen compared to the U.S. dollar, Asia Pacific revenue growth was 9.9% year over year. The recent natural disasters in Japan did not have a material impact on our consolidated results of operations during the third quarter of fiscal 2011. Revenues from international operations accounted for 31.6% of our consolidated revenues in the first nine months of fiscal 2011 as compared to 32.2% in fiscal 2010.

Annual Subscription Value (“ASV”)

ASV at any given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. Excluding $16 million from the acquisition of Market Metrics on June 1, 2010, ASV increased 12% over the last 12 months. At May 31, 2011, ASV was $741 million, up from the prior year total of $646 million. Of this total, 82% of ASV derives from buy-side clients and the remainder from the sell-side firms who perform M&A advisory work and equity research. ASV from our U.S. operations was $507 million, up $70 million from a year ago. ASV from international operations increased from $210 million at May 31, 2010 to $234 million at May 31, 2011, representing 32% of our Company-wide total.

ASV advanced $17 million during the third quarter of fiscal 2011, driven by purchases of advanced applications, growth in the number of clients and users, the expanded deployment of proprietary data, an increase in the client retention rate and an annual price increase for our non-U.S. investment management clients. We believe that our continued growth at healthy levels highlights the stability of our subscription business model and the improving health of a global client base. We continue to combine our analytic applications, best-of breed global content, and industry leading client service to foster growth and the expansion of our business. For the sixth consecutive quarter since the recent economic downturn, we had ASV and user growth in both buy-side and sell-side clients. In March 2011, we issued our annual price increase which impacted the majority of our non-U.S. investment management clients. This price increase resulted in ASV growth during the third quarter of fiscal 2011 of $2.0 million, as compared to the prior year price increase of $1.3 million.

As of May 31, 2011, our largest individual client accounted for 2% of total ASV. Subscriptions from our ten largest clients did not surpass 16% of total ASV as of May 31, 2011, consistent with August 31, 2010 and May 31, 2010.

Operating Expenses

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2011	2010	Change	2011	2010	Change
Cost of services	$62,224	$51,355	21.2%	$179,146	$152,632	17.4%
Selling, general and administrative (“SG&A”)	59,600	53,262	11.9%	176,080	155,989	12.9%

Total operating expenses*	$121,824	$104,617	16.4%	$355,226	$308,621	15.1%

Operating income	$61,823	$55,684	11.0%	$179,345	$164,204	9.2%
Operating Margin*	33.7%	34.7%		33.5%	34.7%

*	Included in operating expenses for the nine months ended May 31, 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. During the second quarter of fiscal 2011, we estimated that it was probable that the Company would achieve ASV and diluted earnings per share growth of at least 8% on a compounded annual basis for the two years ended August 31, 2011 due to our accelerating ASV and diluted EPS growth rates. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that are estimated to vest at the end of fiscal 2011. The charge related to stock-based compensation reduced generally accepted accounting principles (“GAAP”) operating margin by 50 basis points from 34.0% to 33.5% for the nine months ended May 31, 2011.

Cost of Services

Three months ended May 31, 2011 (Quarter-to-date)

For the three months ended May 31, 2011, cost of services increased 21.2% to $62.2 million as compared to $51.4 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 33.9% during the third quarter of fiscal 2011, a rise of 185 basis points from a year ago. The increase year over year was driven by higher employee compensation expense partially offset by lower levels of third party data costs and computer-related expenses.

Employee compensation, expressed as a percentage of revenues, increased 350 basis points for the three months ended May 31, 2011 compared to the same period a year ago due to the hiring of new classes of software engineers and consultants around the world, the continued expansion of our proprietary content collection operations in Hyderabad and Manila and increased variable compensation. Over the last 12 months, we have hired over 160 net new software engineers and 130 net new consultants as we continue to improve our applications and service our existing client base. In addition, we increased our content collection headcount by approximately 825 employees in the past year, primarily at our facilities in India and the

Philippines. At May 31, 2011, approximately 56% of our employees were involved with content collection as compared to 51% at May 31, 2010.

Lower levels of third party data costs and computer-related expenses partially offset the overall increase to cost of services expressed as a percentage of revenues during the third quarter of fiscal 2011 compared to the same period a year ago.

Data costs, expressed as a percentage of revenues, decreased 85 basis points for the three months ended May 31, 2011 compared to the same period in fiscal 2010 as a result of lower variable fees payable to data vendors based on deployment of their content over the FactSet platform from increased client usage of our proprietary content. Annual third-party royalty payments were reduced in the third quarter of fiscal 2011 due to the deployment of our own proprietary content over the FactSet platform including FactSet Fundamentals, FactSet Estimates and FactSet Economics. Computer-related expenses, including depreciation and computer maintenance costs, decreased 75 basis points in the third quarter of fiscal 2011 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. Our global technology infrastructure supports our ability to process rapidly and efficiently substantial volumes of data and transactions. The cost per server and related architecture continues to decline as we have become more efficient in our data centers.

Nine months ended May 31, 2011 (Year-to-date)

Cost of services increased 17.4% to $179.1 million for the nine months ended May 31, 2011, as compared to $152.6 million in the same period a year ago. Expressed as a percentage of revenues, cost of services was 33.5% during the first nine months of fiscal 2011, an increase of 120 basis points from fiscal 2010. The increase was driven by higher employee compensation and performance-based stock option expense partially offset by lower levels of third party data costs, computer-related expenses and communication costs.

During fiscal 2011, employee compensation increased 270 basis points, expressed as a percentage of revenues, as we increased headcount and incurred higher variable compensation. Since June 1, 2010, we have hired an additional 800 employees for our content collection operations and more than 290 net new software engineers and consultants as we continue to improve our applications and service our existing client base. The increase year over year in stock-based compensation reflects a $2.5 million incremental charge from performance-based stock options, as recorded in the second quarter of fiscal 2011.

Partially offsetting the growth in cost of services during fiscal 2011 were declines in third party data costs, computer-related expenses and communication costs. Data costs decreased 90 basis points for the nine months ended May 31, 2011 as we incurred lower variable fees payable to data vendors in addition to the end of our Thomson Reuters transition services agreement. Computer-related expenses decreased 55 basis points in fiscal 2011 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers over the past 12 months. Communication costs decreased 25 basis points in fiscal 2011 due to implementing more cost effective means to connect client to our data centers.

Selling, General and Administrative

Three months ended May 31, 2011 (Quarter-to-date)

For the three months ended May 31, 2011, SG&A expenses increased 11.9% to $59.6 million from $53.3 million in the same period a year ago. However, SG&A expenses, expressed as a percentage of revenues, was 32.5% during the third quarter of fiscal 2011, a decrease of 75 basis points from the same period a year ago. Lower SG&A expenses, expressed as a percentage of revenues, was due to lower employee compensation, favorable currency movements and accelerating ASV growth rates partially offset by a rise in travel and entertainment (“T&E”) expenses and a full quarter of expense from the acquisition of Market Metrics.

Expressed as a percentage of revenues, employee compensation declined 85 basis points in fiscal 2011 due to favorable currency rates and our accelerating ASV. We hedged approximately 95% of our fiscal 2011 third quarter exposure to movements in the Euro and British Pound Sterling against the U.S. dollar during the 2010 calendar year. Since the date the forward contracts were entered into during 2010, the U.S. dollar has weakened against both the Euro and British Pound Sterling. As a result of these contracts to hedge our Euro and British Pound Sterling currency risk, we recorded a gain on derivatives of $1.9 million in SG&A during the third quarter of fiscal 2011 as compared to a loss of $0.2 million in the prior year quarter. In addition, the percentage of employees providing administrative support has declined from 5% to 4%, year over year.

Partially offsetting the decrease in SG&A expenses, expressed as a percentage of revenues, were higher T&E expenses. T&E costs increased 100 basis points for the three months ended May 31, 2011, compared to the same period in fiscal 2010 primarily due to more client visits, more U.S. employees traveling overseas and a 30% overall increase in air fares and hotel fees. In addition, during the third quarter of fiscal 2011, we held an internal sales conference as well as two large scale client conferences in both the U.S. and Europe. In the past year, travel has increased to enable us to manage our Hyderabad and Manila operations, as we continue to expand our proprietary content collection. Total T&E costs related to air travel and hotel stays by U.S. employees rose by 30% year over year. Market Metrics was acquired on June 1, 2010 resulting in incremental SG&A expenses year over year, primarily in higher compensation, office expenses and T&E.

Nine months ended May 31, 2011 (Year-to-date)

SG&A expenses were $176.1 million for the nine months ended May 31, 2011, up 12.9% from $156.0 million in the same period a year ago. However, SG&A expenses, expressed as a percentage of revenues, decreased 5 basis points from fiscal 2010, driven by lower employee compensation, hedging gains in the current year and a temporary decline in occupancy costs partially offset by higher T&E, increased stock-based compensation from performance-based stock options and three quarters of expense from the acquisition of Market Metrics.

Expressed as a percentage of revenues, employee compensation declined 90 basis points in fiscal 2011 due to our accelerating ASV and a favorable currency rates. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, decreased by 10 basis points in fiscal 2011 compared to the same period a year ago. However, lower occupancy costs are temporary and are being driven by the timing of acquiring new space to support a growing employee base.

T&E expenses increased 85 basis points in fiscal 2011 compared to the same period in fiscal 2010 primarily due to more client visits and additional employees traveling overseas to manage our Hyderabad and Manila operations. Market Metrics was acquired on June 1, 2010, resulting in incremental SG&A expenses year over year. The increase year over year in stock-based compensation reflects an incremental charge recorded in the second quarter of fiscal 2011 from performance-based stock options.

Operating Income and Operating Margin

Three months ended May 31, 2011 (Quarter-to-date)

Operating income advanced 11.0% to $61.8 million for the three months ended May 31, 2011 compared to the prior year period. Our operating margin during the third quarter of fiscal 2011 was 33.7%, down from 34.7% a year ago.

The decrease in operating margin in the third quarter of fiscal 2011 as compared to the same period a year ago was primarily due to expanding the number of employees in all areas throughout the world, including within our content operations, product development and consulting groups in addition to a rise in T&E expense. The continued investment in our personnel resulted in employee count growth of 32% to 4,805 as of May 31, 2011 and was driven by hiring for our operations in India and the Philippines, as well as the hiring of consultants and software engineers in each geographic region. Similar to the second quarter of fiscal 2011 when we were named to Fortune’s “100 Best Companies to Work For”, we were recognized in the third quarter of fiscal 2011 as one of the “UK’s 50 Best Workplaces.” This accolade is a repeat performance for us as we make our third consecutive appearance on this list. We believe that FactSet offers our employees a great place to work and to progress in their careers as we grow as a company.

Nine months ended May 31, 2011 (Year-to-date)

During the first nine months of fiscal 2011 operating income advanced 9.2% to $179.3 million compared to the prior year period. Included in fiscal 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. This charge reduced GAAP operating income by $2.5 million and GAAP operating margin by increased by 50 basis points from 34.0% to 33.5%. Our operating margin during fiscal 2011 was down 120 basis points to 33.5% due to growth in our employee headcount, a rise in T&E and higher performance-based stock option expense partially offset by lower data costs and hedging gains.

Operating Income by Segment

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2011	2010	Change	2011	2010	Change
U.S.	$35,218	$29,926	17.7%	$102,832	$92,640	11.0%
Europe	20,659	19,716	4.8%	59,377	53,433	11.1%
Asia Pacific	5,946	6,042	(1.6)%	17,136	18,131	(5.5)%

Consolidated	$61,823	$55,684	11.0%	$179,345	$164,204	9.2%

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

Operating income from our U.S. business increased 17.7% to $35.2 million during the three months ended May 31, 2011 compared to $29.9 million in the same period a year ago. For the nine months ended May 31, 2011, U.S. operating income advanced 11.0% to $102.8 million compared to $92.6 million in the year ago period. The increase in operating income was primarily due to $17.4 million of incremental revenues and lower data and computer-related expenses partially offset by higher employee compensation and a rise in T&E expenses. Our revenue growth in the U.S. reflects client and user growth, $4.2 million from Market Metrics, expanding the number of PA users and an increase in the client retention rate. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics. Computer-related expenses, including depreciation and computer maintenance costs decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers.

European operating income increased 4.8% to $20.7 million during the three months ended May 31, 2011 compared to $19.7 million in the same period a year ago. For the nine months ended May 31, 2011, European operating income advanced 11.1% to $59.4 million compared to $53.4 million a year ago. The increase in European operating income is due to a $4.3 million increase in revenues and lower variable fees payable to data vendors partially offset by higher T&E expenses. The increase in European revenues was due to increases in user and client counts, a broader offering of global proprietary content, increased licenses to clients for our advanced applications, and growth in our real-time news and quotes.

Asia Pacific operating income decreased 1.6% to $5.9 million during the three months ended May 31, 2011 compared to $6.0 million in the same period a year ago. For the nine months ended May 31, 2011, Asia Pacific operating income decreased 5.5% to $17.1 million compared to $18.1 million a year ago. The decrease in Asia Pacific operating income was primarily driven by higher employee compensation due to headcount growth, increased occupancy costs for our office expansions in Japan, Hong Kong, India and the Philippines, and higher T&E expense, partially offset by $1.7 million of incremental revenues year over year.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2011	2010	Change	2011	2010	Change
Other income	$172	$86	100.0%	$429	$475	(9.7)%
Provision for income taxes*	$18,684	$17,112	9.2%	$49,608	$53,759	(7.7)%
Net income	$43,311	$38,658	12.0%	$130,166	$110,920	17.4%
Diluted earnings per common share	$0.92	$0.81	13.6%	$2.75	$2.30	19.6%
Effective tax rate**	30.1%	30.7%		27.6%	32.6%

*	Included in the provision for income taxes during the nine months ended May 31, 2011 were income tax benefits of $4.9 million from the reenactment of the U.S. Federal R&D credit in December 2010. Our effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2011, it did not reflect the R&D tax credit in any months of fiscal 2011 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010.
**	Our projected annual effective tax rate before discrete items for fiscal 2011 is 31.0%. As mentioned above, during the second quarter of fiscal 2011, we recorded $4.9 million of income tax benefits from the reenactment of the R&D credit, which resulted in an actual effective tax rate for the third quarter of 30.1%.

Other Income

Other income during fiscal 2011 remained immaterial and was consistent with fiscal 2010 levels as the Federal Reserve maintained low U.S. interest rates which kept returns on our cash and cash equivalents low. Other income was $0.2 million and $0.4 million, respectively for the three and nine months ended May 31, 2011 compared to $0.1 million and $0.5 million in the same periods a year ago. Our average annualized return on cash and cash equivalents was 33 basis points during fiscal 2011 as compared to 18 basis points in the same period a year ago. At no time during fiscal 2011 and 2010 did a component of our cash and cash equivalents portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended May 31, 2011, the provision for income taxes increased 9.2% to $18.7 million as compared to the same period a year ago primarily due to an 11.2% increase in income before income taxes and $1.6 million of income tax benefits recorded in the prior year. During the third quarter of fiscal 2010, we recorded income tax benefits of $1.6 million associated with the finalization of our fiscal 2009 tax return and adjustments to certain reserves to reflect the lapse of statute of limitations. For the first nine months of fiscal 2011, the provision for income taxes was $49.6 million, down 7.7% from $53.8 million in fiscal 2010 due to $4.9 million of income tax benefits recorded in the second quarter of fiscal 2011 from the reenactment of the U.S. Federal R&D credit in December 2010.

The effective tax rate for the third quarter of fiscal 2011 was 30.1% as compared to 30.7% a year ago. Our projected annual effective tax rate before discrete items for fiscal 2011 is 31.0%.

Net Income and Earnings per Share

Net income rose 12.0% to $43.3 million and diluted earnings per share increased 13.6% to $0.92 for the three months ended May 31, 2011. During the first nine months of fiscal 2011, net income rose 17.4% to $130.2 million and diluted earnings per share increased 19.6% to $2.75 compared to the same period a year ago. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower data costs, internal system efficiencies to better manage expenses, a lower effective tax rate and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation and T&E expenses.

Performance-based Equity Awards

Performance-based equity awards (stock options and restricted stock units) require us to make assumptions regarding the likelihood of achieving our performance targets. The number of performance-based awards that vest will be predicated on us achieving performance levels for both ASV and diluted earnings per share subsequent to the date of grant. Dependent on the financial performance levels attained by us, a percentage of the performance-based awards granted will vest. There is no current guarantee however that such awards will vest in whole or in part.

October 2009 Performance-based Option Grant

In October 2009, we granted 900,665 performance-based employee stock options. The number of performance-based options that vest is based us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2011. At May 31, 2011, we estimated that it was probable we would achieve ASV and diluted earnings per share growth of between 8% - 10% on a compounded annual basis for the two years ended August 31, 2011. As such, at May 31, 2011, we estimated that 60% or 540,399 of the performance-based stock options will vest. However, a change from the current expected outcome of the October 2009 performance-based stock options due to accelerating ASV and diluted EPS growth rates during the fourth quarter of fiscal 2011 would require us to record an incremental $3.4 million of stock-based compensation during the fourth quarter (equal to approximately $0.05 per diluted share). A change in the expected outcome would only result if our ASV and diluted EPS growth rates during the two fiscal years ended August 31, 2011 exceeded 10%. The amount of additional stock-based compensation equal to $3.4 million represents the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage from 60% to 100% as of May 31, 2011. The one-time cumulative adjustment would also increase the total unamortized stock-based compensation expense to be recognized over the remaining vesting period from $4.1 million to $6.8 million.

November 2010 Performance-based Option Grant

In November 2010, we granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At May 31, 2011, we estimated that 20% or 146,867 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.5 million to be recognized over the remaining vesting period. A change in the actual financial performance levels achieved by us could result in the following changes to our current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2011	One-time Adjustment	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(532)	$0
20%	$2,495	$0	$141
60%	$7,487	$1,064	$423
100%	$12,478	$2,128	$705

Other Performance-based Option Grants

Between June 2010 and January 2011, we granted 960,331 performance-based employee stock options that vest based on us achieving certain ASV targets over a six year period. At May 31, 2011, we estimated that 194,306 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $3.4 million to be recognized over the remaining vesting period. A change from the current expected outcome of these performance-based stock options due to accelerating ASV growth rates during the fourth quarter of fiscal 2011 would require us to record an incremental $1.3 million of stock-based compensation during the fourth quarter (equal to approximately $0.02 per diluted share). The amount of additional stock-based compensation represents the one-time cumulative adjustment to be recorded if there had been a change in the vesting period based on achieving ASV targets earlier than estimated. If 100% of the 960,331 performance-based stock options granted between June 2010 and January 2011 were to vest, we would incur an incremental $16.0 million of stock-based compensation over the vesting period of six years.

Performance-based Restricted Stock Unit Grants

Between June 2010 and January 2011, we granted 20,010 restricted stock units which entitle the holder to shares of common stock as the awards vest over time. A restricted stock unit is a promise to deliver shares to the employee at a future date if certain vesting conditions are met. Our restricted stock units are performance-based and cliff vest 25% when serviced ASV targets are achieved during a six year period. Restricted stock units are amortized to expense based on a graded-vesting attribution approach over the vesting period. As of May 31, 2011, unamortized stock-based compensation expense of $1.0 million is to be amortized to compensation expense over the remaining vesting period. A change from the current expected outcome of these performance-based restricted stock units due to accelerating ASV growth rates during the fourth quarter of fiscal 2011 would require us to record an incremental $0.4 million of stock-based compensation during the fourth quarter (equal to approximately $0.01 per diluted share). The amount of additional stock-based compensation represents the one-time cumulative adjustment to be recorded if there had been a change in the vesting period based on achieving ASV targets earlier than estimated.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $159 million, which translates into a net foreign currency exposure of $144 million per year. Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 68% of our employees are located. For the three months ended May 31, 2011, foreign currency movements had no impact on operating income or diluted earnings per share. For the nine months ended May 31, 2011, foreign currency movements increased operating income by $1.2 million and diluted earnings per share by $0.02 when holding currencies constant from the respective year ago periods.

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

At May 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥115.5 million and less than $0.1 million, respectively. At May 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €13.0 million and $1.8 million, respectively. At May 31, 2011, there were no outstanding foreign exchange forward contracts to purchase British Pound Sterling with U.S. dollars. A gain on derivatives for the three months ended May 31, 2011 of $1.9 million was recorded into operating income in our Consolidated Statements of Income as compared to a loss of $0.2 million in the same period a year ago. During the first nine months of fiscal 2011, a gain on derivatives of $3.3 million was recorded into operating income compared to a gain of $1.3 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

For the nine months ended May 31,	2011	2010
Net cash provided by operating activities	$136,996	$140,829
Capital expenditures (1)	(22,806)	(13,676)

Free cash flow (2)	$114,190	$127,153
Net cash used in investing activities	$(22,806)	$(13,676)
Net cash used in financing activities	$(109,597)	$(112,152)
Cash and cash equivalents at end of period (May 31st)	$208,668	$224,713

(1)	Included in net cash used in investing activities during each fiscal year reported above.
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

Cash and cash equivalents aggregated to $208.7 million or 30% of our total assets at May 31, 2011, compared with $224.7 million or 37% of our total assets at May 31, 2010 and $195.7 million at August 31, 2010 or 30% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $12.9 million since August 31, 2010 as a result of cash provided by operations of $137.0 million, $37.9 million from the exercise of employee stock options, $17.1 million of tax benefits from share-based payment arrangements and $8.3 million from the effect of exchange rate changes on our foreign cash balances partially offset by cash outflows of $133.0 million related to stock repurchases, dividend payments of $31.7 million and capital expenditures of $22.9 million.

Free cash flow generated over the last twelve months was $177 million and exceeded net income by 5%. Free cash flow in the third quarter of fiscal 2011 was $57 million compared to $66 million in the year ago period. During fiscal 2011, free cash flow was driven by record levels of net income partially offset by increased capital expenditures and a decline in working capital from higher estimated income tax payments, an increase in accounts receivable and mid-year variable compensation payments.

Our accounts receivable balance, net of reserves, increased $7.8 million since August 31, 2010 due to the billing of Market Metrics clients in the first quarter of fiscal 2011 and the invoicing a small percentage of our of clients annually in advance during the second quarter of fiscal 2011, which totaled $15 million. When our annual invoices are generated and issued for services to be provided over the next twelve months, our accounts receivable and deferred revenues rise. While our accounts receivable balance has increased $7.8 million since August 31, 2010, our ASV is up $57 million over the same period. At May 31, 2011 our days sales outstanding (“DSO”) was 33 days, consistent with a year ago, but down from 36 days at February 28, 2011. We have seen DSOs decrease substantially over the past several years as a result of increased investment in our highly motivated collection and information systems teams.

During the first nine months of fiscal 2011 we remitted estimated tax payments totaling $28.3 million, of which $7.7 million represented our estimated tax payment for the just completed third quarter. Estimated tax payments remitted in the first nine months of fiscal 2010 approximated $23.4 million.

Net cash used in financing activities was $2.6 million lower in fiscal 2011 as compared to the same period a year ago due to lower share repurchases and proceeds from employee stock plans partially offset by higher dividend payments. During the nine months ended May 31, 2011, we repurchased 1,362,236 shares for $133 million under the program as compared to 2,242,604 shares for $153 million a year ago. Proceeds from employee stock exercises decreased from $47.2 million in the first nine months of fiscal 2010 to $37.9 million in the current year as the number of employee stock option exercises decreased by 646,118 options. Through quarterly cash dividends and share repurchases, we have returned $215 million to our stockholders over the past 12 months.

Capital Resources

Capital Expenditures

Capital expenditures were $7.4 million for the quarter ended May 31, 2011, up from $4.6 million in the same period a year ago. Approximately $5.0 million or 68% of capital expenditures were for computer equipment and the remainder for office expansions. In the third quarter of fiscal 2011 we purchased additional Hewlett Packard server equipment for our Virginia and New Jersey data centers in addition to buying Dell laptop computers and peripherals for our growing employee base. The remaining 32% or $2.4 million of capital expenditures was for the fit-out of new office space in Paris as well as the continued expansion of leased office space in India and the Philippines.

During the first nine months of fiscal 2011 capital expenditures were $22.8 million compared to $13.7 million in the comparable prior year period. Capital spending increased by $9.1 million in the first nine months of fiscal 2011 compared to the prior year due to the purchase of additional server equipment for the data centers, new laptop computers and peripherals for the employee base and the build out of new office space in Paris, New York, India, Japan and the Philippines. We continue to expand aggressively to house and grow our proprietary content operations and other functions that can be run efficiently in remote office locations. Including the new lease agreements entered into during fiscal 2011, our worldwide leased office space increased to approximately 724,000 square feet at May 31, 2011, up 13.1% from August 31, 2010 and 13.4% from a year ago.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business, as discussed below.

Approximately $4.5 million of standby letters of credit have been issued during the ordinary course of business in connection with our current leased office space as of May 31, 2011. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At May 31, 2011, we were in compliance with all covenants contained in the standby letters of credit.

As of May 31, 2011 and August 31, 2010, we maintained a zero debt balance and were in compliance with all associated covenants.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K as of May 31, 2011 and August 31, 2010.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2010, we had total purchase commitments of $45.6 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2011.

During fiscal 2011, we entered into new lease agreements for office space in the ordinary course of business to support our existing operations. These new lease agreements increased our worldwide leased office space by 13% since the beginning of the fiscal year. As such, commitments under our operating leases increased 11% from $140.8 million at August 31, 2010 to $155.8 million at May 31, 2011.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the nine months ended May 31, 2011.

Share Repurchase Program

During the first nine months of fiscal 2011, we repurchased 1,362,236 shares for $133 million under the existing share repurchase program. On June 13, 2011, our Board of Directors approved a $200 million expansion of the existing share repurchase program. Including the expansion, $226 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

Dividends

On May 9, 2011, our Board of Directors approved a 17% increase in the regular quarterly dividend, beginning with our dividend payment in June 2011 of $0.27 per share, or $1.08 per share per annum. The cash dividend of $12.3 million was paid on June 21, 2011, to common stockholders of record on May 31, 2011. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) continue to experience volatility. Approximately 82% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our sell-side clients who perform M&A advisory work and equity research account for approximately 18% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Business Outlook

The following forward-looking statements reflect our expectations as of June 14, 2011. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2011 Expectations

•	Revenues are expected to range between $187 million and $191 million.

•	EPS should range between $0.93 and $0.95.

Full Year Fiscal 2011

•	The 2011 guidance for capital expenditures, net of landlord contributions, is $24 million to $30 million.

•	The projected annual effective tax rate is 31.0%.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $159 million, which translates into a net foreign currency exposure of $144 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To limit our exposure related to the effects of foreign exchange rate fluctuations, we may continue to utilize foreign currency forward contracts. See Note 6 to the Consolidated Financial Statements for additional analysis of our foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of our cash and cash equivalents at May 31, 2011 was $209 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investments policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $159 million, which translates into a net foreign currency exposure of $144 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

At May 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥115.5 million and less than $0.1 million, respectively. At May 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €13.0 million and $1.8 million, respectively. At May 31, 2011, there were no outstanding foreign exchange forward contracts to purchase British Pound Sterling with U.S. dollars.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2011. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased $3.9 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our Euro, British Pound Sterling and Japanese Yen expense base. Had we not had any hedges in place as of May 31, 2011, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2011, would result in a decrease in operating income by $12.8 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2011 would increase the fair value of total assets by $27 million and equity by $20 million.

Interest Rate Risk

The fair market value of our cash and cash equivalents at May 31, 2011 was $209 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A.	RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our 2010 Annual Report on Form 10-K. There were no material changes during the first nine months of fiscal 2011 to this information included in the Company’s 2010 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	(1) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands)
March 2011	142,193	$100.29	142,193	$69,659
April 2011	231,871	$104.33	231,871	$45,467
May 2011*	178,800	$108.24	178,800	$26,114

	552,864	$104.56	552,864	$26,114

*	On June 13, 2011, the Company’s Board of Directors approved a $200 million expansion to the existing share repurchase program. At that time, the Company had $26 million remaining under the program. Including the $200 million expansion, $226 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 6.	EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 11, 2011	/s/ MAURIZIO NICOLELLI
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