Form 10-K
period 2011-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2011-10-31
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $4,459,002,820.

The number of shares outstanding of the registrant’s common stock, as of October 17, 2011, was 45,164,886.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 31, 2011, for the Fiscal 2011 Annual Meeting of Stockholders to be held on December 13, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2011

Part I

ITEM 1. BUSINESS

Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. By consolidating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, market research and performance analysts, risk managers, sell-side equity researchers, investment bankers and fixed income professionals. The Company’s applications provide users access to real-time news and quotes, company and portfolio analysis, multi-company comparisons, industry analysis, company screening, portfolio optimization and simulation, predictive risk measurements, alphatesting and tools to value and analyze fixed income securities and portfolios.

FactSet combines hundreds of datasets, including content regarding tens of thousands of companies and securities from major markets across the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of the Company’s applications. With Microsoft Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services, content and applications.

Fiscal 2011 was the Company’s 33rd year of operation, its 31st consecutive year of revenue growth and its 15th consecutive year of positive earnings growth as a public company. What began in 1978 as a small firm producing reports delivered by hand to Wall Street is now a global company offering a sweeping array of financial products and analytical tools at the press of a button. FactSet is on the desktops of many of the largest and most successful financial companies in the world. Its unique applications free global professionals from having to gather and collate financial and economic data. This freedom gives clients more time to analyze the data, which increases their productivity.

Business Strategy

For over 33 years, the Company’s business strategy has been built on the creative use of technology and an unwavering dedication to client service. FactSet allows a user to access data anywhere, anytime – in real-time. A global investment professional is able to keep track of thousands of global financial databases, get custom feeds or integrate their own data into the Company’s solution that goes beyond the basics.

FactSet’s business strategy is to be a leading provider of integrated financial information and analytical applications to the global investment community by consolidating data content with powerful analytics on a single platform while providing superior client service. This strategy leverages the Company’s core strengths to drive growth within its industry. FactSet is a growing, global company that is increasing its international reach, headcount, and ultimately, its competitive edge. In fiscal 2011, as the global economy showed signs of recovery, the Company concentrated on continuing to drive revenue and earnings per share growth by focusing on making FactSet’s product line faster, more relevant and customizable for a broader range of user types. The Company’s business model has allowed FactSet to become a major force within the financial information industry. FactSet believes it is well-positioned to maintain its competitive position in the longer term for the following reasons:

•	A wide range of deployment options to suit clients of nearly any size and strategy

•	Provider of client service including a 24 hour consulting support desk

•	Strong operating metrics and financial results have allowed FactSet to reinvest in future growth

•	FactSet is committed to investing in product development in order to deliver new technology and applications

•

The Company’s geographic footprint spans 24 offices throughout the world and allows FactSet to serve clients of all sizes and deliver advanced technology and excellent services regardless of the complexity or number of locations

•	Empowers the global investment professional to transform information into intelligence

•	FactSet is the owner of premier global proprietary datasets that include some of the latest, most accurate fundamentals, estimates and ownership data available

•	The Company’s continued investment in employees to achieve growth strategies

•	As a provider of global financial data for over 33 years, clients will attempt to minimize risk and therefore favor FactSet’s stability, reliability and scalability

•	FactSet is a strong and well-recognized brand that is known in the financial industry worldwide for delivering workflow solutions

Vision for Future Growth

In fiscal 2012, the Company’s vision is to continue its ongoing efforts while making key investments in its operations to position the business for sustainable growth. FactSet expects to strengthen and grow its business by focusing on the following strategic objectives:

•

Continue to Integrate Accurate and Timely Financial Information into its Applications – provide timely and accurate financial data to the global investment community through powerful analytics on a single platform including additional content and more speed for the FactSet Fixed Income Portfolio Analysis tool and its related Risk and Quantitative Analysis applications

•

Further Invest in Product Development to Deliver Innovative Products – invest in product development to enhance the Company’s competitive advantage, make FactSet applications the fastest in the industry and migrate all commercial content and selected applications to the new, distributed computations environment

•

Enhance Proprietary Content – improve the accuracy and timeliness of its content collection operation because the ability to offer proprietary datasets that include the latest, most accurate information available is critical to FactSet

•

Drive Loyalty, Growth and Brand Strength through Client Service – stay committed to excellent client service through its 24 hour consulting support desk, informative client symposiums and frequent visits to clients

•	Invest Globally in Key Markets – grow FactSet globally and expand its client base by utilizing its existing offices located in 24 different cities around the world

FactSet views success over the long run, which requires the Company to make new investments in its products, technology and people in every quarter of every year. This philosophy translates into its products becoming more competitive in the marketplace. The industry in which FactSet operates is highly competitive; therefore it is imperative that the Company continue to invest heavily in its products and people in order to maintain its position as a premium provider of financial information and analytical tools.

Continue to Integrate Accurate and Timely Financial Information into its Applications – Upon release of FactSet’s newest financial software platform in late 2009, the Company initiated a global, company-wide effort to upgrade its client-base to the new platform. An upgrade to the new platform provided users with improved features and functionality within virtually every report and chart as well as aided the Company’s sales teams in new client growth. The platform is designed for the global investment professional and consolidates data and analytics, previously spread across multiple applications, onto one comprehensive, intuitive interface. FactSet is now faster, more intuitive, easier to customize and offers tools to analyze companies, view market data in real time, generate investment ideas and manage portfolios. Other key features include the ability to share workspaces with colleagues for improved collaboration and type ahead technology that helps users find securities more quickly.

Further Invest in Product Development to Deliver Innovative Products – FactSet’s technology and solutions allow a user to monitor global market, portfolio, and company performance with real-time and historical analysis. Developing new products and services that enhance the workflow of the Company’s clients is a core component in its growth strategy. During fiscal 2011, the Company made investments to enhance the FactSet platform with new reports and analytical tools, including Interactive Charting, FactSet Market Aggregates, Debt Capital Structure Analysis, Microsoft Office Integration and Idea Screening. In addition, FactSet became faster and more efficient through client data integration and moving a portion of the workload away from existing mainframe machines to a more advanced technology platform. Over the long-term, FactSet believes this advanced technology will allow the Company to better support more users as well as improve the experience for those existing users. In fiscal 2012, FactSet plans to continue to enhance existing technology in order to make its applications even faster and more reliable while also developing and launching new products to meet the demands of clients.

Enhance Proprietary Content – FactSet continues to integrate its own proprietary content into its product offerings, which allows the Company to enhance data in valuable and new ways. Quality controls are continuously performed over proprietary data to enhance data accuracy. Over the past three years, FactSet has built out its content collection facilities in India and the Philippines, staffing the new centers with financial information industry experts. As of August 31, 2011, there were approximately 2,800 employees in Hyderabad and Manila responsible for collecting data on thousands of global companies using a proprietary FactSet collection process. FactSet now offers the following proprietary datasets: fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data. A significant recent enhancement was Superfast Fundamentals, which optimized the process of harvesting data from source documents, with the aim of making critical data items for many companies available to clients soon after they are publicly available. In addition, since 2001, FactSet has acquired the following content businesses that now enables the Company to offer clients analytical applications powered by its own proprietary content: Thomson Fundamentals (global fundamentals data), LionShares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), Global Filings (equity and fixed income prospectus data) and Market Metrics (market research data on advisor-sold investments and insurance products). In fiscal 2012, FactSet plans to continue to invest in its content collection operations in order to provide deeper and even more high-quality, global databases for key content categories as well as providing users with the scope and coverage they need for in-depth analysis.

Drive Loyalty, Growth and Brand Strength through Client Service – The Company’s service-oriented culture is one reason many of the world’s top financial firms deploy its services. In fiscal 2011, FactSet received over a 91% client satisfaction score as determined through approximately 11,000 survey responses the Company received globally from its clients. Over 94% of respondents replied satisfied or very satisfied to how they felt FactSet’s client services performed. Its service offerings include access to well-trained, professional and motivated FactSet employees around the clock. This team includes hundreds of employees dedicated to front-line support whom answer phone calls, assisting with spreadsheet models and visit clients. Acting as an extension of its clients’ staff is a core value that has allowed FactSet to prosper over the years. In fiscal 2012, the Company anticipates adding capacity to its sales and consulting groups as well as focusing on increasing the level of productivity from its teams through additional staff training and support.

Invest Globally in Key Markets – Extending the Company’s existing product offering to more clients around the world is a core component of its growth strategy. Achieving greater penetration levels in growth markets also enhances a competitive strength as the Company’s data, applications, and tools become ever more global in scope. To expand the Company’s business in the Middle East, the Dubai office was opened in fiscal 2011, making it FactSet’s 24th office worldwide. The new Dubai office offers financial professionals in Middle Eastern-based companies local access to FactSet’s product offering and a dedicated sales and consulting team. By August 31, 2011, the Company’s employee headcount rose 28% to 5,251, up 1,135 employees from one year ago. In 2008, FactSet opened an office in Hyderabad followed by the Manila office opening in 2009. By the end of fiscal 2011, Hyderabad and Manila were the largest FactSet locations with more than 1,850 and 930 employees, respectively. As FactSet continues to grow globally, it brings with it a strong corporate culture and a mission to serve clients while maintaining excellent employee relations. In fiscal 2012, the Company plans to continue its strategy of ensuring its offerings are highly relevant to the financial markets throughout the world.

Product and Service Offering

Personalized FactSet workspaces are designed for investment managers, investment bankers and more throughout each of our reportable segments, and include the following features and solutions:

Investment Managers

FactSet addresses the challenges unique to investment managers in its integrated platform. With FactSet, a user gains a sophisticated solution customized with the exact data and analytics they need to support their firm’s workflow while reducing training, technology, content, and deployment costs. FactSet is tightly integrated to make research efforts seamless. The comprehensive FactSet platform enables investment managers to manipulate data to an unprecedented degree and to present data in an infinite variety of formats, including customized reports and charts. With FactSet, clients around the globe are able to meet virtually all their research needs with just a few mouse clicks. The following are some of the key solutions offered to investment managers through the FactSet platform:

•	Equity Analysis – Research tens of thousands of public and private companies worldwide

•	Quant and Risk Analysis – Build quant models and calculate risk to better understand portfolio risks

•	Portfolio Analysis – Applications for portfolio attribution, risk management and quantitative analysis

•	Markets and Economics – Follow global economic events

•	Fixed Income Analysis – Analyze entire debt-driven markets

•	Data Integration – Integrate data, such as portfolio holdings

•	Charting – Create sophisticated reports and presentations

•	Wireless Connectivity – Access reports via wireless handheld devices

Global Banking & Brokerage Professionals

FactSet enables investment banking professionals to gain in-depth company and industry insight with its integrated data and powerful analytical solutions designed specifically for a banker’s workflow. From the beginning of research strategy to the end of the pitch, an investment banking professional can have access to the tools and information they need to identify new opportunities and track the companies and industries that are important to them and their clients. The comprehensive FactSet platform enables investment bankers to manipulate data and to present data in a multitude of formats, including customized reports and charts. The following are some of the key solutions offered to the sell-side professionals through the FactSet platform:

•	Models and Presentations – Combine the latest market data with numbers, all in firm standard formats and branding, to quickly create flexible models and presentations

•	Company and Industry Analytics – Track, in real-time, the global public and private companies, industries, and events that make an impact on market performance

•	Deal Analytics – Provides insight into the global deal market with a suite of deal intelligence tools designed to meet M&A and corporate governance research needs

•	Idea Screening – Enables research on public and private companies to target clients, partners, buyers and investors and searches deals and IPOs of interest

•	People Intelligence – Searches leads by connecting to others by business, charitable interests, education and other non-corporate relationships

•	Accountability – Audits global financials to their underlying SEC filings

•	Corporate Governance – Follows hot topics surrounding corporate governance matters

•	Wireless Connectivity – Access key reports via wireless handheld devices

Other Global Professionals

Not only is FactSet designed to enhance the workflows of investment managers and bankers, but it is also able to be customized to meet the needs of many more professionals involved in hedge funds, private equity, sell-side research, equity sales, trading, consulting, investor relations, law firms and academic institutions.

•	Hedge Funds – Solutions for alternative investments, including long/short positions, equity options and futures

•

Private Equity and Venture Capital – Screening technology and links between funds and their portfolio companies to help the user uncover new investment opportunities, with everything from high-level company snapshot reports to tools that create presentation and deal-ready books

•	Sell-Side Research – Offers a straight path from the research provider to the buy-side firm so a user can have total control over their ideas

•	Equity Sales – Follow breaking news and trends, proactively monitor the markets, consolidate company and industry research, and manage and strengthen client relationships

•	Trading and Managing Market Data – View market data quotes, news, and analytics alongside portfolios to inform portfolio managers of the ramifications of volatility on stock selection and alpha

•	Consultants and Advisors – Combine the latest market data, all in firm standard formats and branding, to quickly create flexible models and presentations

•

Investor Relations and Corporate Strategy – Access analytics to research comparable companies, manage business development and M&A, access raw and edited transcripts and listen to call audio from company meetings

•	Legal, Accounting, Management Consulting and Other Professionals – Receive accurate, fast updates in order to monitor companies, analyze transactions, and advise clients

•	Academia – Professors and Students – Access the same tools used by global investment professionals to monitor global markets, public and private companies, equities and fixed income assets

Client Support

FactSet differentiates itself from others in the care and attention it provides to its users. One of the Company’s top priorities is to ensure that the user always has the most accurate data available and the support it needs to use FactSet most effectively. Whether it is a quick question or step-by-step guidance through a complex task, FactSet consultants will help the client find answers and maximize the value of FactSet. In addition to unlimited access to the global support desk, every FactSet client is assigned a consultant who becomes familiar with the user’s needs and processes. This knowledge enables the consultant to suggest innovative, personal solutions. Consultants train users, assist on projects and answer any questions the client may have.

The Global Financial Information Services Industry

Over the past decade, the industry in which FactSet operates in has transformed dramatically. These changes include: a significant increase in cross-border asset flows and global investment activity; the evolution and maturation of electronic markets; the proliferation of research information from a myriad of sources; the increase in alternative strategies; and the creation of increasingly complex security instruments.

All of these factors have created opportunities over the years for FactSet’s clients, but they have also resulted in substantially increased complexity in their operations and processes. FactSet believes that the global investment community has clear needs that translate into demand for FactSet’s solutions.

Competition

The market for providing accurate financial information and software solutions to the global investment community is highly competitive. The global financial information services industry, in which FactSet competes, includes both large and well-capitalized companies, as well as smaller, niche firms. International and U.S. competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet workstation. The main competitors and competitive products include online database suppliers and integrators and their applications, such as Thomson Reuters Inc., Bloomberg L.P., Standard & Poor’s including Capital IQ, Dealogic PLC, Bond Edge, The Yield Book, Inc., Polypaths LLC and Wilshire Associates Incorporated. Many of these firms offer products or services which are similar to those sold by the Company.

Despite the emergence of several competing market data products and services, FactSet believes it has one of the broadest sets of functionalities. An indicator of the Company’s competitive position is that it has been able to introduce higher premium-based pricing across its client base despite ongoing competition from larger vendors. FactSet enjoys high barriers to entry and believes it would be difficult for another vendor to quickly replicate the extensive databases the Company currently offers. In addition, FactSet’s applications, supported by its client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities they offer. As a result, the Company’s products have become central to investment analysis and decision-making for clients. While clients may add, reduce or cancel services at any time, switching costs may be high.

Client Relationships

As of August 31, 2011, there were over 48,100 users of FactSet spread across 2,237 clients in over 50 countries worldwide. Approximately 68% of fiscal 2011 revenues are from its client base in the U.S., 25% in Europe and the remaining 7% in Asia Pacific. A significant part of the Company’s strategy to maintain long-term client relationships involves both consulting services and client training. Clients are visited by company personnel for hands-on training and service. The Company’s help desk operates around the clock and sales and consulting personnel regularly visit clients to enhance support and the value of FactSet products. FactSet’s consulting teams are designed to give clients a comprehensive understanding of the FactSet service offering. No single client represented 10% or more of the Company’s total revenues in any fiscal year presented.

Recent Market Trends

Since the fall of 2008, the global equity indices have experienced significant volatility, which has had an impact on the solvency, size and buying power of some of FactSet’s clients and firms facing increasing pressure from regulators and investors to provide operational transparency. Despite this challenging climate, FactSet has consistently grown quarterly revenues and the Company anticipates continued volatility in the financial markets. FactSet believes that these continued volatile market conditions increase the value of FactSet’s ability to consolidate services for clients, including deploying real-time news and quotes, and advancing the sales of proprietary content.

Marketing

Beginning in 2009, FactSet initiated a global, company-wide effort to upgrade its client-base to the new FactSet while increasing visibility of the new platform in all key markets. Fiscal 2011 was a strong year for promoting the FactSet brand, from traditional advertising, to client events, to data sourcing. FactSet’s signature cyan blue could be seen around the world. In October 2010, FactSet unveiled the new tagline “Perform or Outperform. Your Choice,” which appeared in outdoor ads in New York, Frankfurt, Zurich, London, and a few other key areas:

The Company has had success in many markets with outdoor advertising, such as on taxis, train platforms, and elevator TVs. The most important client events in fiscal 2011 were the two Investment Process Symposiums. FactSet’s symposiums grew from 60 participants in 2009 to almost 400 people this past year. In fiscal 2011, FactSet partnered with Dow Jones, completed a marketing deal with the Associated Press and continued the relationship with The Wall Street Journal’s Best on the Street. FactSet hopes that by continuing to invest more in data sourcing, these citations will become a driver of ASV.

In addition, the Company drove consistency in messaging to its user base through enhanced marketing materials, sharing insights on the FactSet website and by extending its web presence through social media outlets, including Facebook, Twitter and LinkedIn.

In fiscal 2012 and beyond, FactSet plans to expand its brand presence along with media in newer markets.

Client Subscription Growth

Annual subscription value (“ASV”) at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. At August 31, 2011, ASV was $779 million, up 14% from a year ago. Of this total, 82% of ASV derives from investment management clients and the remainder from the sell-side firms who perform M&A advisory work and equity research. The Company’s 14% increase in ASV during fiscal 2011 was driven by broad-based growth across its geographical segments, clients continuing to license advanced applications such as Portfolio Analysis, growth in the number of clients and users through the development of new functionality within FactSet, the expanded deployment of proprietary data including FactSet Fundamentals and Estimates, an increase in the client retention rate and returns from investing to grow the employee base.

($ in millions) As of August 31,	2011	2010		2009	2008	2007	2006	2005	2004	2003
Total ASV	$779	$684	*	$623	$621	$517	$423	$348	$273	$235
International ASV	$246	$218		$200	$195	$157	$126	$92	$56	$47

*	Includes $16 million from the acquisition of Market Metrics on June 1, 2010.

Financial Information on Geographic Areas

FactSet’s operations are organized into three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. These reportable segments are aligned with how the Company, including its chief operating decision maker, manages the business and the demographic markets in which FactSet serves. Financial information, including revenues, operating income and long-lived assets related to the Company’s operations in each geographic area are presented in Note 6, Segment Reporting, in the Notes to the Company’s Consolidated Financial Statements included in Item 8 below. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, bankers and other professionals.

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

The following charts depict revenues related to each of the three Company’s reportable segments.

(in thousands) Years Ended August 31,	2011	2010	2009
U.S.	$497,564	$435,351	$423,926
% of revenues	68.5%	67.9%	68.2%
Europe	$178,693	$161,649	$156,610
Asia Pacific	50,253	44,059	41,487

International	$228,946	$205,708	$198,097
% of revenues	31.5%	32.1%	31.8%
Consolidated	$726,510	$641,059	$622,023

Data Centers

FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. The Company’s global technology infrastructure supports its operations and is designed to facilitate the reliable and efficient processing and delivery of data and analytics to its clients. FactSet’s data centers contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. User connections are load balanced between data centers and, in the event of a site failure, equipment problem or regional disaster, the remaining centers have the capacity to handle the additional load. FactSet continues to be focused on maintaining a global technical infrastructure that allows the Company to support its growing business.

In November 2010, FactSet successfully relocated its fully redundant data center from New Hampshire to a new, state of the art facility in New Jersey. The Company opened the new facility, while its data center in Reston handled FactSet’s entire client capacity without any issues. The Company has also established a vast private wide area network that provides a high-speed direct link between the client’s local network and the data content and powerful applications found on FactSet’s mainframe machines.

Continuing the Tradition of Employee Growth

FactSet continues to invest aggressively in its people in order to recruit, develop and retain a talented employee workforce. The Company believes that its future success depends in part on its continued ability to hire, assimilate and retain qualified personnel. FactSet’s employee base is comprised of talented individuals from diverse backgrounds. As of August 31, 2011, headcount was 5,251, up 28% from a year ago.

Of this total, 1,713 employees were located in the U.S., 591 in Europe and the remaining 2,947 in the Asia Pacific region. This marks the third consecutive year employee growth has exceeded 25% and was driven by the expansion of the Company’s proprietary content operations in India and the Philippines, as well as the hiring of consultants and software engineers. Over the last 12 months, FactSet has increased its content collection headcount by over 700 employees, primarily at its offshore facilities. Approximately 54% of the Company’s employees are involved with content collection, 20% conduct sales and consulting services, another 23% are involved in product development, software and systems engineering and the remaining 3% of employees provide administrative support.

One of FactSet’s top priorities is to maintain competitive compensation, benefits, equity participation and work environment practices and policies in order to attract and retain qualified personnel. To date, FactSet believes that it has been successful in recruiting qualified employees. FactSet has not experienced any work stoppages and believes its employee relations are good. None of the Company’s employees are represented by a collective bargaining arrangement.

In addition, FactSet received the following accolades during fiscal 2011:

•	Ranked #64 on Fortune’s “100 Best Companies to Work For,” marking the Company’s third appearance on the list in the last four years

•	FactSet Europe was named one of the “UK’s 50 Best Workplaces” for the third consecutive year

•	Ranked #4 on Glassdoor’s “Top Companies for Work-Life Balance” list

•	Named “Best Research Provider” at the annual Inside Market and Reference Data Awards, which recognizes industry excellence within data management

FactSet has implemented the following initiatives in order to keep employees happy and clients coming back:

•

New Hire Training – A major advantage of FactSet employees is a rigorous training program for new hires. Consultants train the longest and concentrate on a more detail-oriented skill set, whereas engineering tends to be more hands on. Software engineering training was redesigned to include a core set of lessons followed by specialized tracks depending on the engineers’ group to allow more detailed training. As a result, engineers finish the program well equipped to start their work. The new program was rolled out in the Company’s headquarters, which served as a model for the first complete software engineering new hire program in London. In India and the Philippines, software engineering training continues to develop and mature as those programs leverage the improvements made to the program in Norwalk.

•

FactSet Talent Development – FactSet continued to build a talent development team by adding a number of employees to work on its Leadership and Management Development programs over the past two years. FactSet Talent Development strengthens leadership, management and innovation across the Company by inspiring,

•

connecting and developing the leaders of today and tomorrow. FactSet provides leadership and management training and follow-up to create a competitive advantage for the Company. The leadership development curriculum is designed to help pave career paths, devise succession planning and measure performance management. The creation of the FactSet Talent group also allowed the Company to coordinate consistent training for all employees globally.

•

Community Service – In addition to servicing their clients, FactSet employees are committed to serving their local communities. Around the world, employees are dedicated to improving the community as local leadership teams work hard to select and promote outreach opportunities. This work is important to FactSet as it helps maintain the corporate value of working to improve the communities in which FactSet employees work and live.

Research and Product Development Costs

A key aspect of the Company’s growth strategy is to enhance its existing products and applications by making them faster and the data within them more reliable. FactSet strives to rapidly adopt new technology that can improve its products and services. Research and product development costs relate to the salary and benefits for the Company’s product development and software engineering technical support staff, which equaled approximately 23% and 20% of FactSet’s workforce during fiscal 2011 and 2010, respectively. These research and product development costs are expensed when incurred within cost of services as employee compensation. The Company plans to continue to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and to meet the needs of its clients efficiently.

Intellectual Property and other Proprietary Rights

FactSet’s success depends upon its proprietary technology. FactSet has registered trademarks and copyrights for many of its products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. FactSet generally enters into confidentiality agreements with its employees, clients, data suppliers and vendors. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws. While FactSet does not believe it is dependent on any one of its intellectual property rights, the Company does rely on the combination of intellectual property rights and other measures to protect its proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection.

Third-Party Data Content

The Company continues to expand its proprietary content collection efforts in order to meet the needs of its clients. However, not all of the global financial and economic data provided by the Company to investment professionals is proprietary. FactSet aggregates third-party content from more than 85 data suppliers and over 100 news sources and exchanges. The Company integrates content from premier providers such as Thomson, Standard & Poor’s, FTSE, Interactive Data Corporation, Dow Jones & Company Inc., Northfield Information Services, Inc., Barclays Capital, Intex Solutions, Inc., Bureau van Dijk, MSCI Barra, APT, Global Insight Inc., Morningstar, Inc., Lipper Inc., Russell Investments, Toyo Keizai and Six Telekurs USA Inc. FactSet combines the data from these commercial databases into its own dedicated online service which the client accesses to perform their analyses. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet seeks to maintain contractual relationships with a minimum of two content providers for each major type of financial data; however this is not possible for all types of data. Certain datasets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. However, FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. The Company has entered into third-party content agreements with varying lengths from as long as five years to as short as on an ad-hoc basis. The agreements in some cases can be terminated on one year’s notice at predefined dates, in other cases on shorter notice. No single vendor or data supplier represented 10% or more of FactSet’s total expenses in any fiscal year presented.

Government Regulation

The Company’s wholly owned subsidiary, FactSet Data Systems, Inc., is a member of the Financial Industry Regulatory Authority, Inc. (FINRA) and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. FactSet Data Systems, Inc., as a registered broker-dealer, is subject to Rule 15c3-1 under the Securities and Exchange Act of 1934, which requires that the Company maintain minimum net capital requirements. The Company claims exemption under Rule 15c3-3(k)(2)(ii). In addition, the Company is subject to reporting requirements, disclosure obligations and other recordkeeping requirements per the Securities and Exchange Commission (“SEC”).

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

FactSet broadcasts live its quarterly earnings calls via its investor relations web site. Additionally, the Company provides notifications of news or announcements regarding its financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of its investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document the Company files and any reference to these web sites are intended to be inactive textual references only.

In addition, the Company’s Code of Ethical Conduct for Financial Managers and Code of Business Conduct and Ethics are posted in the Investor Relations section of the Company’s website and the same information is available in print to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the SEC will be posted on the Company’s website. The charters of each of the committees of the Company’s Board of Directors are available on the Investor Relations section of the Company’s website and the same information is available in print, free of charge, to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters.

Corporate History

The following timeline depicts FactSet’s growth within the financial industry over the past 33 years.

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of August 31, 2011:

Name of Officer	Age	Office Held with the Company	Officer Since
Philip A. Hadley	49	Chairman of the Board of Directors, Chief Executive Officer	2000
Peter G. Walsh	46	Executive Vice President, Chief Operating Officer	2005
Michael D. Frankenfield	46	Executive Vice President, Director of Global Sales	2001
Maurizio Nicolelli	43	Senior Vice President, Director of Finance and Principal Financial Officer	2009
Kieran M. Kennedy	46	Senior Vice President, Director of Global Sales Operations	2002

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

Maurizio Nicolelli, Senior Vice President, Director of Finance and Principal Finance Officer. Mr. Nicolelli joined FactSet in 1996 as the Senior Accountant and held the position of Chief Accountant from 1999 to 2001. Since 2002, he has served as Vice President and Comptroller of the Company. On October 1, 2009, Mr. Nicolelli was appointed to his current position as Senior Vice President, Director of Finance and Principal Financial Officer. Prior to joining FactSet, he was employed at PricewaterhouseCoopers LLP. He holds a B.S. degree in Political Science from Syracuse University and an M.B.A. degree in Accounting from St. John’s University. Mr. Nicolelli is a CPA licensed in the state of New York.

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

Additional Information

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	23
Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-46
Quantitative and Qualitative Disclosures about Market Risk	47
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	55
Note 6 to Consolidated Financial Statements entitled Segment Reporting	65-66

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

A decline in equity returns may impact the buying power of FactSet’s investment management clients

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

Uncertainty, consolidation, and business failures in the global investment banking industry may cause FactSet to lose additional clients and users

The global investment banking industry has been experiencing uncertainty, consolidation and business failures since 2008. This consolidation has resulted in a reduction in the number of prospective clients and users within the investment banking sector. FactSet’s sell-side clients who perform M&A advisory work and equity research account for approximately 18% of its revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The continued lack of available credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect the Company’s financial results and future growth.

A global economic downturn and related market uncertainty may affect FactSet’s revenues and liquidity

Current global economic and financial market conditions, and the potential for the prolongation of the global economic recession, could adversely affect FactSet’s business, results of operations, financial condition and liquidity. The worldwide impact of market uncertainty, including the recent European economic and financial uncertainty related to sovereign debt issues in certain countries could materially impact clients, including large accounts, causing them to: go out of business entirely; defer, reduce, or not increase the volume of the subscriptions they purchase from FactSet in the future; or terminate existing relationships. A variety of other uncontrollable and changing factors, including inflationary pressures; political or social unrest; terrorist attacks; uncertainty in the Middle East and Africa which could impact oil prices; natural disasters in a specific country or region; trade protection measures; and health or similar issues, such as a pandemic or epidemic could have a material adverse effect on FactSet’s business and liquidity.

FactSet must continue to introduce new products and enhancements to maintain its technological position

The market for FactSet is characterized by rapid technological change, changes in client demands and evolving industry standards. New technologies or industry standards can render existing products obsolete and unmarketable. As a result, the Company’s future success will continue to depend upon its ability to develop new products and enhancements that address the future needs of its target markets and to respond to their changing standards and practices. FactSet may not be successful in developing, introducing, marketing and licensing the Company’s new products and enhancements on a timely and cost effective basis, and the Company’s new products and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new products or enhancements.

Undetected errors or failures found in new products and product enhancements may result in the loss of or delay in market acceptance of the Company’s products

FactSet’s products may contain undetected errors or scalability limitations at any point, but particularly when first introduced or as new versions are released. Despite significant testing by FactSet and by current and potential clients, errors may not be found in new products until after release, resulting in a loss of or a delay in market acceptance, damage to the Company’s reputation, client dissatisfaction and reductions in revenues and margins, any of which could seriously harm business.

FactSet’s ability to integrate and market FactSet proprietary data as a high quality asset

The Company offers proprietary datasets that include the latest, most accurate information available, wherever possible, including fundamentals, estimates, ownership, corporate new issues, people, private equity and venture capital, mergers and acquisitions, corporate events and transcripts, fixed income, global filings and benchmark data. FactSet understands that data is part of a broader investment process, so the Company makes timeliness and reliability a priority. In order to ensure accuracy, timeliness and reliability of the data, FactSet must continue to build on its content collection operations to populate the proprietary content databases. As of August 31, 2011, there were approximately 2,800 employees in Hyderabad and Manila responsible for collecting data on thousands of global companies using a proprietary FactSet collection process. This complex process involves hiring, training and retaining thousands of employees and successfully deploying collection software and processes.

Increased competition in FactSet’s industry may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products. Its competitors range in size from multi-billion dollar companies to small, single-product businesses that are highly specialized. While the Company believes the breadth and depth of its suite of products and applications offer benefits to its clients that are a competitive advantage, its competitors may offer price incentives to acquire new business. Competitive pricing pressures did not have a material impact on the Company’s results of operations during fiscal 2011 or in any other fiscal year presented. However, future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues. Weak economic conditions can also result in clients’ seeking to utilize lower-cost information that is available from alternative sources.

The impact of cost-cutting pressures across the industries FactSet serves could lower demand for its services. In recent years, FactSet has seen clients intensify their focus on containing or reducing costs as a result of the more challenging market conditions. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If clients elect to reduce their spending with FactSet, the Company’s results of operations could be materially adversely affected. Clients may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their needs for financial market data. If clients elect to consolidate their spending on financial market data services with other vendors and not FactSet, the Company’s results of operations could be adversely affected.

FactSet must ensure the protection and privacy of client data

Many of FactSet’s products, as well as its internal systems and processes, involve the storage and transmission of proprietary information and sensitive or confidential data, including client portfolios. FactSet relies on a complex network of internal controls to protect the privacy of client data. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, or if FactSet experiences difficulties in their implementation, their misappropriation of client data by an employee or an external third party could occur, which could damage the Company’s reputation and ultimately its business. Breaches of Company security measures could expose FactSet, its clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for the Company, as well as the loss of existing or potential clients and damage to the Company brand and reputation.

A prolonged or recurring outage at one of FactSet’s data centers could result in reduced service and the loss of clients

FactSet’s clients rely on the Company for the delivery of time-sensitive, up-to-date data. FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, internet failures, computer viruses and other events beyond the Company’s reasonable control. FactSet maintains back-up facilities for each of its major data centers to minimize the risk that any such event will disrupt operations. However, a loss of the Company’s services may induce its clients to seek alternative data suppliers and any such losses or damages incurred by FactSet could have a material adverse effect on its business. Although the Company seeks to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

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

Malicious, ignorant or illegal employee acts regarding insider information

Misappropriation of insider information by an employee could damage the Company’s reputation and ultimately its business. Improper disclosure of the Company’s insider information could expose FactSet to a risk of loss or misuse of this information, potentially resulting in litigation and liability for the Company, as well as the loss of existing or potential clients and damage to the Company’s brand and reputation.

FactSet’s ability to integrate newly acquired companies

FactSet has made and expects to continue to make acquisitions from time to time. Acquisitions present significant challenges and risks relating to the integration of the business into FactSet’s operations, and there can be no assurances that FactSet will manage acquisitions successfully. The related risks include the Company’s failure to achieve strategic objectives and anticipated revenue improvements as well as the failure to retain key personnel of the acquired business. FactSet reviews its amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of its goodwill or amortizable intangible assets may not be recoverable include a decline in stock price, market capitalization, future cash flows and slower growth rates in its industry. FactSet may be required to record a charge to earnings in its financial statements during the period in which any impairment of its goodwill or amortizable intangible assets is determined, resulting in an impact on its results of operations.

The negotiation of contract terms supporting new and existing datasets or products

FactSet is a provider of global financial and economic information on tens of thousands of companies worldwide. Clients have access to the data and content found within these databases, which they can combine and utilize in nearly all of the Company’s applications. These databases are important to the Company’s operations because they provide its clients with key information such as company fundamentals, estimates, global equity ownership, M&A data, events and transcripts, earnings and other equity and fixed income data. FactSet aggregates third-party content from more than 85 data suppliers and over 100 news sources and exchanges. The Company integrates content from premier providers such as Thomson, Standard & Poor’s, FTSE, Interactive Data Corporation, Dow Jones & Company Inc., Northfield Information Services, Inc., Barclays Capital, Intex Solutions, Inc., Bureau van Dijk, MSCI Barra, APT, Global Insight Inc., Morningstar, Inc., Lipper Inc., Russell Investments, Toyo Keizai and Six Telekurs USA Inc. The Company has entered into third-party content agreements with varying lengths from as long as five years to as short as on an ad-hoc basis. The agreements in some cases can be terminated on one year’s notice at predefined dates, in other cases on shorter notice.

Certain datasets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. These datasets include (1) Equity Pricing from exchanges such as NASDAQ, (2) Global Exchange Indices, (3) S&P CUSIP distribution, (4) S&P Ratings and (5) Moody’s Investor Service Corporate Ratings. However, FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. The Company combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. The failure of FactSet to be able to maintain these relationships or the failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

Unauthorized parties may attempt to copy aspects of FactSet’s products or to obtain and use information that the Company regards as proprietary

FactSet’s success depends significantly upon its proprietary technology. FactSet has registered trademarks and copyrights for many of its products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. FactSet generally enters into confidentiality agreements with its employees, clients, data suppliers and vendors. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws. While FactSet does not believe it is dependent on any one of its intellectual property rights, the Company does rely on the combination of intellectual property rights and other measures to protect its proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection. In addition, it may be possible for unauthorized third parties to copy certain portions of FactSet content or to reverse engineer or otherwise obtain and use its proprietary information. In addition, FactSet cannot be certain that others will not develop or acquire substantially equivalent or superseding proprietary technology, or that equivalent or better products will not be marketed in competition with its services, thereby substantially reducing the value of its proprietary rights.

Third parties may claim FactSet infringes upon their intellectual property rights

FactSet may receive notice from others claiming that the Company has infringed upon their intellectual property rights. Responding to these claims may require the Company to enter into royalty and licensing agreements on less favorable terms, enter into settlements, require FactSet to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with the Company’s clients or vendors under contractual provisions of various license arrangements. If FactSet is required to enter into such agreements or take such actions, its operating margins may decline as a result. FactSet has made and expects to continue incurring expenditures to acquire the use of technology and intellectual property rights as part of its strategy to manage this risk.

Exposure to fluctuations in currency exchange rates that could negatively impact financial results and cash flows

The Company faces exposure to adverse movements in foreign currency exchange rates because 67% of FactSet’s employees and 45% of its leased office space are located outside the U.S. These exposures may change over time as business practices evolve, and they could have a material adverse impact on the Company’s financial results and cash flows. The Company’s primary exposures relate to non-U.S. dollar denominated expenses within Europe, Japan, India and the Philippines. This exposure has increased over the past twelve months primarily because the Company’s international employee base rose 33% since August 31, 2010. The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. FactSet’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while its non-U.S. dollar denominated expenses are $165 million, which translates into a net foreign currency exposure of $149 million per year. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). Although FactSet believes that its foreign exchange hedging policies are reasonable and prudent under the circumstances, the Company’s attempt to hedge against these risks may not be successful, resulting in an adverse impact on its results of operations.

Risks of doing business internationally

During fiscal 2011, approximately 31.5% of the Company’s revenue was generated outside the U.S. As of August 31, 2011, the Company employed 3,538 employees outside the U.S., representing 67% of the employee headcount worldwide and a 33% increase in the last twelve months. Because FactSet sells its services outside the U.S, the Company is subject to risks associated with doing business internationally that could have a material adverse effect on its results of operations including: the impact of recessions and market fluctuations; adverse changes in foreign currency exchange rates; difficulty in the enforcement of contractual provisions in local jurisdictions; unexpected changes in foreign laws and regulatory requirements; difficulties in successfully adapting the Company’s products and services to the language, regulatory and technology standards of other countries; resistance of local cultures to foreign-based companies and difficulties engaging local resources; inflation; natural disasters in developing countries; and political and economic instability.

FactSet must hire and retain key qualified personnel

The Company’s business is based on successfully attracting and retaining talented employees. Competition for talent, including engineering personnel, in the industry in which the Company competes is strong. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services may be adversely affected. FactSet needs technical resources such as product development engineers to develop new products and enhance existing products. The Company relies upon sales personnel to sell its products and services and maintain healthy business relationships. FactSet’s failure to attract and retain talented employees could have a material adverse effect on the Company’s business.

Resolution of ongoing and other probable audits by tax authorities

FactSet is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company’s provision for income taxes, tax liability or effective tax rates in the future could be adversely affected by numerous factors including, but not limited to, income before income taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws, regulations, accounting principles or interpretations thereof. FactSet is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. Although FactSet believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on its provision for income taxes and tax liability.

Catastrophic events could adversely affect FactSet’s business

Catastrophic events such as abrupt political change, terrorist acts, conflicts or wars may cause damage or disruption to the economy, financial markets and FactSet’s clients. The potential for future attacks, the national and international responses to attacks or perceived threats to national security and other actual or potential conflicts, wars or political unrest, have created many economic and political uncertainties. Although it is impossible to predict the occurrences or consequences of any such events, they could unsettle the financial markets or result in a decline in the financial industry’s spending, which could have a material adverse effect on the Company’s revenues. Further, such disruptions could cause further instability in the financial markets or the spending of FactSet’s clients and prospects upon which the Company depends on.

Adverse resolution of litigation or governmental investigations may harm FactSet’s operating results

FactSet is party to lawsuits in the normal course of business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on the Company’s business, operating results or financial condition. For additional information regarding legal matters, see Item 3, Legal Proceedings, contained in Part I of this report.

Changes in securities laws and regulations may increase expenses or may harm demand

Many of FactSet’s clients operate within a highly regulated environment. In light of the recent conditions in the U.S. financial markets and economy, Congress and regulators have increased their focus on the regulation of the financial services industry. The information provided by, or resident in, the service FactSet provides to its clients could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving its clients, which could result in requests for information from FactSet that could be expensive and time consuming. In addition, clients subject to investigations or legal proceedings may be adversely impacted possibly leading to their liquidation, bankruptcy, receivership, reductions in assets under management, or diminished operations that would adversely affect the Company’s revenues.

The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) represents a comprehensive overhaul of the financial services industry within the U.S., establishes the new federal Bureau of Consumer Financial Protection (the “BCFP”), and will require the BCFP and other federal agencies to implement many new rules. While the general framework of the reforms is set forth in the Dodd-Frank Act, it provides for numerous studies and reports and the adoption and implementation of rules and regulations by regulatory agencies over the next four years to clarify and implement the Act’s requirements fully. FactSet believes that it is too early to know the precise long-term impact on its business of the increased regulation of financial institutions. Demand could be negatively impacted by the deferral of purchase decisions by its clients until the new regulations have been adopted and the full impact and expense of the new regulatory environment is more clearly understood. The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on FactSet’s operating environment in substantial and unpredictable ways. Accordingly, it is difficult to predict at this time what specific impact the Dodd-Frank Act and the forthcoming implementing rules and regulations will have on the Company and the financial services industry. Additionally, as a publicly-traded company, FactSet is subject to significant regulations including the Dodd-Frank Act and the Sarbanes-Oxley Act (“the Sarbanes-Oxley Act”) of 2002. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas. FactSet’s efforts to comply with these requirements could result in an increase in its operating and compliance costs.

Changes in accounting may affect FactSet’s reported earnings and operating income

FactSet prepares its consolidated financial statements in conformity with accounting principles generally accepted in the U.S. These principles and accompanying accounting standards, implementation guidelines and interpretations for many aspects of its business are highly complex and involve judgments. Changes in accounting rules, their interpretation, or changes in the Company’s business could significantly change its reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flows from operations. In connection with the preparation of the Consolidated Financial Statements, FactSet uses certain estimates and assumptions, which are based on historical experience and management’s knowledge of current events and actions that FactSet may undertake in the future. Significant estimates have been made in areas that include income taxes, useful lives of fixed assets and intangibles, accrued compensation, stock-based compensation, and allocation of purchase price to assets and liabilities acquired. In addition, FactSet makes certain estimates including decisions related to legal proceedings and reserves. While management believes that these estimates and assumptions are reasonable under the circumstances, by definition they involve the use of judgment and the exercise of discretion, and therefore actual results may differ.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At August 31, 2011, the Company leases approximately 169,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; and Milan, Italy. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

The Company’s worldwide leased office space increased to approximately 724,200 square feet at August 31, 2011, up 13% from a year ago.

At August 31, 2011, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2012	$25,897
2013	25,119
2014	20,484
2015	17,602
2016	13,975
Thereafter	46,683

Total	$149,760

ITEM 3. LEGAL PROCEEDINGS

From time to time, FactSet is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ITEM 4. [REMOVED AND RESERVED]

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

FactSet common stock is listed on the New York Stock Exchange and the NASDAQ Stock Market under the symbol “FDS.” The following table sets forth, for each fiscal period indicated, the high and low sales prices per share of the Company’s common stock as reported on the New York Stock Exchange.

	FIRST	SECOND	THIRD	FOURTH
2011
High	$90.82	$108.32	$112.40	$111.00
Low	$74.17	$89.77	$96.49	$78.25

2010
High	$74.63	$76.76	$77.64	$78.83
Low	$54.55	$61.15	$66.19	$64.89

(b) Holders of Record

At October 17, 2011, there were approximately 71,374 holders of record of FactSet common stock. However, because many of FactSet’s shares of common stock are held by brokers and other institutions on behalf of stockholders, FactSet is unable to estimate the total number of stockholders represented by these record holders. The closing price of FactSet’s common stock on October 17, 2011 was $93.70 per share as reported on the New York Stock Exchange.

(c) Dividends

In fiscal 2011, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011
May 9, 2011(1)	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010

(1)

On May 9, 2011, the Company’s Board of Directors approved a 17% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2011 of $0.27 per share, or $1.08 per share per annum.

All of the above cash dividends have been paid from existing cash resources. Future dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and are subject to final determination by the Company’s Board of Directors.

(d) Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2011:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in thousands) (1)
June 2011	170,000	$100.13	170,000	$209,092
July 2011	415,000	$97.34	415,000	$168,697
August 2011	305,000	$85.95	305,000	$142,481

	890,000	$93.97	890,000

(1)

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Company’s Proxy Statement to be filed for its Fiscal 2011 Annual Meeting of Stockholders.

(e) Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2011.

(f) Five-year Financial Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Index, the NYSE Composite Index and the Dow Jones U.S. Financial Services Index on August 31, 2006, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2011. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	For the Years Ended August 31,
	2011	2010	2009	2008	2007	2006
FactSet Research Systems Inc.	$199	$167	$125	$142	$136	$100
S&P 500 Index	$93	$80	$78	$98	$113	$100
NYSE Composite Index	$90	$80	$79	$100	$114	$100
Dow Jones U.S. Financial Services Index	$39	$39	$45	$62	$99	$100

The information contained in the above graph shall not been deemed to be soliciting material or filed or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that FactSet specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from FactSet’s consolidated financial statements. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Consolidated Statements of Income Data

(in thousands, except per share data)	Years Ended August 31,
	2011		2010		2009		2008		2007
Revenues	$726,510		$641,059		$622,023		$575,519		$475,801
Operating income	238,335	(1)	221,634		211,030		183,887	(6)	155,091
Provision for income taxes	67,912	(2)	71,970	(4)	67,172	(5)	64,030		53,309	(7)
Net income	171,046	(3)	150,211	(4)	144,950	(5)	125,017		109,567	(7)
Diluted earnings per common share	$3.61	(3)	$3.13	(4)	$2.97	(5)	$2.50		$2.14	(7)
Weighted average common shares (diluted)	47,355		48,004		48,789		50,080		51,284
Cash dividends declared per common share	$1.00		$0.86		$0.76		$0.60		$0.36

Consolidated Balance Sheet Data

(in thousands)	August 31,
	2011		2010		2009		2008		2007
Cash, cash equivalents and investments	$181,685		$195,741		$216,320		$143,018		$186,222
Accounts receivable, net of reserves	75,004		59,693		62,854		74,859		59,579
Goodwill and intangible assets, net	274,575		274,170		227,705		246,113		182,976
Total assets	657,440		644,608		633,952		587,274		523,750
Non-current liabilities	32,829		32,926		33,760		29,177		23,789
Total stockholders’ equity	$515,188		$502,406		$500,829		$465,471		$409,311

(1)

Includes a pre-tax charge of $7.9 million related to an increase in the estimated number of performance-based stock options that will vest. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed.

(2)

Includes income tax benefits of $6 million primarily from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal Research and Development (“R&D”) tax credit in December 2010.

(3)

Includes $5.4 million (after-tax) of incremental expenses related to an increase in the estimated number of performance-based stock options that will vest and income tax benefits of $6 million primarily from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010.

(4)

Includes income tax benefits of $1.3 million primarily from the finalization of the fiscal 2009 tax return, adjustments to certain reserves to reflect the lapse of statute of limitations and higher levels of non-U.S. taxable income.

(5)

Includes income tax benefits of $4.0 million primarily from the reenactment of the U.S. Federal R&D tax credit in October 2008, finalizing prior year tax returns, adjusting certain reserves to reflect the lapse of statute of limitations and a benefit from repatriating foreign earnings to the U.S.

(6)	Includes a pre-tax charge of $2.4 million related to an increase in the number of performance-based stock options that vested in August 2008.
(7)

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Results of Operations

•	Foreign Currency

•	Liquidity

•	Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Share Repurchase Program

•	Dividends

•	Significant Accounting Policies

•	Critical Accounting Estimates

•	New Accounting Pronouncements

•	Market Trends

•	Forward-Looking Factors

The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. By consolidating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

We combine hundreds of datasets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. We generate approximately 82% of our revenues from investment management clients and the remainder is from sell-side firms who perform M&A advisory work and equity research.

As of August 31, 2011, the Company employed 5,251 employees, up 28% or 1,135 employees from a year ago. Of these employees, 1,713 were located in the U.S., 591 in Europe and the remaining 2,947 in Asia Pacific. The increase in headcount during fiscal 2011 was driven by the expansion of our proprietary content operations in India and the Philippines, as well as the hiring of consultants and software engineers. Approximately 54% of our employees are involved with content collection, 20% conduct sales and consulting services, another 23% are involved in product development, software and systems engineering and the remaining 3% of employees provide administrative support.

Fiscal 2011 in Review

Our fiscal 2011 results continue to demonstrate the success FactSet has had in the marketplace. Our formula of providing broad, global content through powerful applications accompanied by client service resulted in double digit growth rates in both our ASV and diluted earnings per share during fiscal 2011. Over the past 12 months, ASV grew 14% to $779 million at August 31, 2011, while diluted earnings per share rose 15% year over year. Each of our key operating metrics experienced healthy growth, as we added 127 net new clients and approximately 5,300 users since August 31, 2010. We continued to hire around the world, as we added employees in our content collection operations as well as in our engineering and consulting groups. During the third quarter of fiscal 2011, we increased our regular quarterly dividend by 17% to $0.27 per share. Aggregating dividends with share repurchases, we returned $261 million to stockholders and generated over $207 million in cash from operating activities during fiscal 2011. Lastly, FactSet was listed as one of Fortune’s “100 Best Companies to Work For,” marking our third appearance on the list in the last four years while FactSet Europe was named one of the “UK’s 50 Best Workplaces” for the third year in a row.

These are just some of the metrics that demonstrate that we’re growing. We view success over the long-term, which requires us to make new investments in our products and technology in every quarter of every year. This philosophy translates to our products becoming more competitive in the marketplace. During the last year, the capabilities of our product suite for both investment managers and bankers advanced again.

Significant Accomplishments and Enhancements in fiscal 2011

Our software platform powered by our growing suite of proprietary databases, including FactSet Fundamentals, enabled several key accomplishments within product development, data content and software technology during fiscal 2011.

Product Development – The following major product developments in fiscal 2011 advanced our competitive standing and are anticipated to have a significant impact on our future growth.

•

Single Name Security Exposures – allows Portfolio Managers to look across all portfolios or a subset of portfolios to quantify their exposure to a security, an issuer, a country or any user-defined set of securities. This unique product helps clients analyze exposure to long-term, macro trends that influence market performance and pinpoint their exposure to the news or events of the day, such as earnings results or new statistics.

•

Ownership 2.0 – combines the Portfolio Analysis framework with FactSet’s ownership data, allowing clients to take any idea or question and turn it into a report. This data can be split into any time series and customizable groupings, including country and industry.

•

FUEL Sidebar – enables a user to quickly insert, edit, and audit formulas in Excel. By combining all of these features, Sidebar saves clients time and dramatically improves efficiency in financial modeling. The Sidebar also increases transparency by providing clients instant access to formula definitions, underlying calculations, and source documents.

•	Company Reports – converts the previously used FactSet application template reports into HTML, which improved the speed of Company reports.

•

Idea Screening – allows private equity clients to filter results easily for investment ideas, buyers and trends. Idea Screening has added features that help clients identify investment opportunities, potential sales, active investors and industry trends.

•

Country Synopsis – takes existing data elements and charts and combines them to create an easy to use dashboard, which helps provide clients with answers to understand better how world events may affect their investments.

•	Interactive Charting – charts virtually any combination of data points on FactSet, creating a view that is insightful and attractive.

•

FactSet Market Aggregates – provides clients the ability to generate company statistics relative to a specific benchmark or group of peers. During fiscal 2011, FactSet added new metrics such as credit ratios, income statement growth and margin measures.

•

Microsoft Office Integration – releases a new version of FactSet software that allows users to access the Company’s data modeling capabilities from within Microsoft Excel, Word, and PowerPoint. The new application presents users with a one-stop shop for their most common FactSet tasks, including inserting database queries, verifying the data results, and linking directly from their Microsoft office document to the source documents warehoused at FactSet

Data Content – The following were significant data content initiatives accomplished during fiscal 2011:

•

FactSet Fundamentals – We enhanced this database to deliver high quality standardized data within hours of public filings by U.S. companies. In September 2010, SuperFast technology was implemented for FactSet Fundamentals data collection, which optimized the process of harvesting data from source documents, with the aim of making critical data items for many companies available to the Company’s clients soon after they are publicly available. Before this enhancement, updates were only released to clients with a single update each night. With SuperFast, these key data items are updated intraday, making a significant difference to our clients. In the second half of fiscal 2011, we took the next step forward with the release of SuperFast Prelim. This phase of SuperFast collects all preliminary data items and makes the information available even faster, including items that are derived, such as fourth quarter periods. While the increased amount of data is good news for clients, SuperFast Prelim was a significant developmental milestone for our collection processes.

•

Debt Capital Structure – We believe we offer the industry’s most extensive and timely global database for analyzing company debt capital structure at a security level, including projected principal and interest cash flows.

•

Improved Timeliness and Coverage for Content in Southeast Asia – We have gained a better understanding of which data items and companies were missing from coverage of Southeast Asia countries. Based on this additional information, we were able to find sources of information for those companies and prioritized them in order to do the work in a more timely manner.

•

Quality of FactSet Estimates Improved – During fiscal 2011, we worked hard to improve the quality of our estimates data and the perception of it in the marketplace. Better quality and assurance checks and an optimized collection process were implemented to better handle brokers.

•

New CallStreet Transcriptions – During fiscal 2011, in-house transcription of management conference calls has become one of our core competencies. We previously relied solely on outside contractors to transcribe these calls via FactSet CallStreet, but now we are transcribing a material amount ourselves, providing us the ability to improve the timeliness and quality of those transcripts.

•

Terms and Conditions Data – We created our own terms and conditions data to supplement third-party coverage. This project led us to not only collect terms and conditions for bonds missing, but also to collect sovereign debt data for Germany, France, and the UK, as well as new issues for Ireland and Luxembourg.

•

Reaching New Markets by Partnering with Industry Leaders – We formed a new group dedicated to managing partnerships with a variety of industry leaders to target new markets. Working with highly regarded news media resulted in our content being sourced in the news media more than any other year.

Technology – The following were key advancements in technology during fiscal 2011 that were critical to expanding our business:

•

New Jersey Data Center opened – In November 2010 we successfully relocated our fully redundant data center from New Hampshire to a new, state of the art facility in New Jersey. We opened the new facility, while our data center in Reston handled our entire client capacity without any issues.

•

Project NextGen – the project designed to move FactSet to Linux took a huge step forward in fiscal 2011. We are moving away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster, and more cost-effective machines. During fiscal 2011, we converted several databases and applications to this advanced environment, representing a significant accomplishment for the Company. This initiative has not interrupted client service, but rather improved the speed and reliability of our applications.

•

Client Data Integration – in addition to housing proprietary content and third-party financial data, we securely host client content. In fiscal 2011, we reached a milestone in our multi-year effort to build out a global team of engineers and specialists focusing on client data integration. This team focuses on streamlining the process of securely extracting, transmitting, and making proprietary holdings data available for real-time and historical analysis on the FactSet system, thus removing the technical and data-parsing burden from clients.

•

HTML – new frameworks for developing FactSet applications advanced, which serve as a migration path from our legacy applications. These frameworks allow us to develop HTML-based and PC-based applications, such as Company Reports, Interactive Charting and Idea Screening 2.0.

Upgraded 100% of our Users to the New FactSet Platform – Upon release in September 2009, we initiated a global, Company-wide effort to upgrade our client-base to the new platform. We successfully upgraded 100% of our clients to the new platform during fiscal 2011. An upgrade to the new platform provided users with improved features and functionality within virtually every report and chart. The platform is designed for the global investment professional and consolidates data and analytics, previously spread across multiple applications, onto one comprehensive, intuitive interface. FactSet is now faster, more intuitive, easier to customize and offers tools to analyze companies, view market data in real time, generate investment ideas and manage portfolios.

Continued Growth in our Proprietary Content – We understand that data is part of a broader investment process, so we make improvements in timeliness and reliability a priority. We continued to expand our content collection facilities in India and the Philippines, staffing the new centers with financial information industry experts. Over the last 12 months, we increased our content collection headcount by over 700 employees, primarily at these offshore facilities. As of August 31, 2011, there were approximately 2,800 employees in Hyderabad and Manila responsible for collecting and publishing data on thousands of global companies using a proprietary FactSet collection process. Our proprietary collection process allows us to enhance data in valuable and new ways. All our proprietary datasets have been fully integrated into the new FactSet application. With FactSet proprietary content, we leverage years of experience managing financial data to provide high-quality, global databases for key content categories, as well as providing users with the scope and coverage they need for in-depth analysis.

FactSet offers proprietary datasets that generally include the latest, most accurate information available including: fundamentals, estimates, ownership, corporate events and transcripts, corporate new issues, people, private equity and venture capital, mergers and acquisitions, fixed income, global filings and benchmark data.

•

FactSet Fundamentals – is a global financial database fully integrated into the new FactSet platform with comprehensive coverage of over 67,000 companies from over 70 countries and history back to 1980.

•

FactSet Estimates – is our global broker estimates database that provides our users with insight into an industry where consistency and transparency are at a premium. FactSet Estimates covers approximately 16,300 active companies globally with 770 contributors providing comprehensive consensus-level estimates and statistics.

•	FactSet Ownership – provides global summary and detailed institutional, mutual fund, and insider/stakeholder share ownership data.

•	FactSet Corporate Events and Transcripts – provides transcripts for conference calls, plus information regarding upcoming corporate events and important company investor relations contact information.

Enhanced FactSet Product Offerings and related Applications – The FactSet workstation is designed to provide solutions to the investment professional to enhance productivity through powerful analytics and an intuitive interface.

•

Portfolio Analytics Product Suite – enables users to analyze fixed income portfolios. Portfolio Analysis (“PA”) and the Company’s suite of quantitative applications continue to make FactSet a market leader for our investment management clients. This suite is comprehensive and includes the applications for portfolio attribution, risk management and quantitative analysis. PA continued to be the cornerstone of the offering to investment management clients and represents the largest revenue contributing component of the suite. As of August 31, 2011, more than 50% of our new investment management clients subscribed to Portfolio Analysis, while sales of all PA products continue to be strong.

•

Real-time News and Quotes – is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Real-time users have increased every quarter since it was released in 2002. Deployment of real-time news and quotes has resulted in a significant increase in user count over the last 12 months. Since our real-time offering is relied upon on a daily basis, we believe this statistic indicates that overall engagement level from existing users is increasing. The fact that real-time users increased during a shrinking environment also leads us to believe the marketplace recognizes a compelling value proposition of our real-time offering.

Investment in our People – We continued to invest aggressively in our people as evidenced by employee growth of 28% over the past twelve months. Our two year compounded annual employee growth rate is 33%. As of August 31, 2011, our total headcount was 5,251, an increase of 1,135 people from a year ago. This year marks the third consecutive year that employee growth has exceeded 25%. The growth was driven by the expansion of our proprietary content operations in India and the Philippines, as well as the hiring of consultants and software engineers in the second half of fiscal 2011. We hired many new employees in our content operations, while improving and streamlining our data collection capabilities. Hundreds of recent college graduates joined us to fill client-facing and software engineering roles. We expect to enjoy the benefits of our employee growth in the upcoming fiscal year. However, fiscal 2012 will likely see our growth in people become more aligned with our growth in ASV, as our content collection team becomes a more mature component of our business.

The Growth of Market Metrics – On June 1, 2010, we acquired Market Metrics, a market research firm focused on advisor-sold investments and insurance products. During fiscal 2011, Market Metrics introduced a new local market survey product, which enabled fund managers to understand the value and penetration of their own products in local markets in greater detail than they have been able to examine before. This product has shown some early successes and helped drive ASV growth during the fourth quarter of fiscal 2011.

Recognition in the Workplace – we’re proud to have been recognized for our analytical and data-driven solutions, as well as for our exemplary employee workforce, who continue to provide the industry with excellent client service. During fiscal 2011, we received the following accolades:

•	Ranked #64 on Fortune’s “100 Best Companies to Work For,” marking our third appearance on the list in the last four years

•	FactSet Europe was named one of the “UK’s 50 Best Workplaces” for the third consecutive year

•	Ranked #4 on Glassdoor’s “Top Companies for Work-Life Balance” list

•	Named “Best Research Provider” at the annual Inside Market and Reference Data Awards, which recognizes industry excellence within data management

Growth across all Geographies and Key Metrics

In fiscal 2011, we delivered strong growth across all of our key metrics as our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients and users both in the U.S. and internationally, as new and existing clients continue to value our functionality and content.

U.S. Operations

•	U.S. revenues increased to $498 million in fiscal 2011.

•	Revenues from U.S. operations accounted for 68% of our consolidated revenues in fiscal 2011, consistent with the prior year.

•	ASV was $533 million at August 31, 2011, up 14% from a year ago.

•	Employee count in the U.S. grew 18% during fiscal 2011 and represented 33% of all employees at August 31, 2011.

International Operations

•	International revenues increased to $229 million in fiscal 2011.

•	Revenues from non-U.S. operations accounted for 32% of our consolidated revenues for fiscal 2011, consistent with the prior year.

•	ASV was $246 million at August 31, 2011, up 13% year over year.

•	Headcount increased by 878 since September 1, 2010 to 3,538 international employees as of August 31, 2011, representing 67% of all employees company-wide.

•	We expanded our global presence with the opening of a Dubai office in December 2010.

Continued High Levels of Capital Expenditure

•	Capital expenditures were $28 million, net of landlord contributions for construction of $1.4 million in fiscal 2011.

•

$19 million or 68% of capital expenditures was for computer equipment, including additional server equipment for our Virginia and New Jersey data centers and laptop computers and peripherals for our growing employee base.

•	$9 million or 32% of capital expenditures was for the build out of new space in Paris and New York as well as the continued expansion of leased office space in India and the Philippines.

•	We relocated our New Hampshire data center to a new facility in New Jersey without client interruption.

Growth in Several Key Metrics

•	ASV was $779 million at August 31, 2011, up 14% over the prior year.

•	Revenues grew 13% to $727 million.

•	Diluted earnings per share rose 15% to $3.61.

•	Free cash flow generated over the last twelve months was $178 million.

•	Cash and cash equivalents were $182 million at August 31, 2011.

•	The effective tax rate for the year was 28.4%, down from 32.4% in fiscal 2010.

•	Accounts receivable increased $15 million over the last 12 months while ASV was up $93 million over the same period.

•	Professionals using FactSet increased to 48,100, up 5,300 users.

•	Client count was 2,237 at August 31, a net increase of 127 clients during the year.

•	Annual client retention rate was greater than 95% of ASV.

•	On a client basis, annual retention rate improved to 92% of clients at August 31, 2011, compared to 90% a year ago.

Returning Value to Stockholders

•	We increased our quarterly dividend 17% from $0.23 to $0.27 per share in May 2011.

•	The Company paid $43.9 million of regular quarterly dividends during fiscal 2011.

•	We expanded our existing share repurchase program by an additional $200 million in June 2011.

•	FactSet repurchased 2.3 million shares for $217 million under the program. Including the expansion, $142 million remains authorized for future share repurchases as of August 31, 2011.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report on Form 10-K.

(in thousands, except per share data) Years Ended August 31,	2011	2010	Change	2010	2009	Change
Revenues	$726,510	$641,059	13.3%	$641,059	$622,023	3.1%
Cost of services	244,623	206,550	18.4%	206,550	209,364	(1.3)%
Selling, general and administrative	243,552	212,875	14.4%	212,875	201,629	5.6%
Operating income	238,335	221,634	7.5%	221,634	211,030	5.0%
Net income	$171,046	$150,211	13.9%	$150,211	$144,950	3.6%
Diluted earnings per common share	$3.61	$3.13	15.3%	$3.13	$2.97	5.4%
Diluted weighted average common shares	47,355	48,004		48,004	48,789

Revenues

Fiscal 2011 compared to Fiscal 2010

Revenues in fiscal 2011 were $726.5 million, up 13.3% from $641.1 million for the same period a year ago. Increased revenues were from successes across our product suite and in all geographic locations. The fourth quarter of fiscal 2011 was a record quarter for us as ASV grew by $37 million, rising to $779 million at August 31, 2011. During fiscal 2011, our user count increased by 5,300, net new clients rose to 127, and annual subscriptions increased by $93 million organically. Broad-based growth has been the catalyst for accelerating our ASV growth rate to 14% over the past 12 months. Our investment management clients continue to experience strong growth across all geographies and represented 82% of our total revenues in fiscal 2011, consistent with the prior year. For much of fiscal 2011, the global financial markets were in positive territory, thus encouraging many of our clients to invest in people and in their business partnerships. This generally positive business environment, coupled with our strategy of continual product and service enhancements translated into progress in each of our key metrics. The new FactSet application released in September 2009 continues to receive strong reviews from the marketplace. We invested heavily in the product during fiscal 2011, releasing four new versions, each with many new features and improvements in speed and stability. Our client product usage growth rate far exceeded our subscription growth rate, signaling that we delivered more value per dollar of subscription to our clients than in prior years.

Despite the emergence of several competing market data products and services, we believe we have one of the broadest sets of functionalities. An indicator of our competitive position is that we have been able to introduce price increases across our client base despite ongoing competition from larger vendors. In addition, FactSet applications, supported by our client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities they offer.

Our revenue growth drivers during fiscal 2011 were: broad-based growth across our geographical segments; clients continued use of our advanced applications such as Portfolio Analysis; growth in the number of clients and users; new functionality within FactSet that improves our clients’ workflows by consolidating multiple services into one platform; the expanded deployment of our proprietary data; $17 million of incremental revenue from the acquisition of Market Metrics on June 1, 2010; an increase in the client retention rate; and annual price increases.

Broad-based growth across all geographies

Our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally. Improving market stability during fiscal 2011 resulted in a business environment favorable to our U.S. investment management clients as they continued to experience strong growth across all geographies. As a result, our client and user counts expanded to record highs across all geographies.

Clients continue to license our advanced applications

Equity portfolio analysis, SPAR, Fixed Income in PA and quantitative tools have been among the many value-added applications that continue to be in demand by our clients as sales of our quantitative products accelerated and led to revenue growth in fiscal 2011. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis portfolio publishing and returns based, style analysis. Beginning in fiscal 2011, the expanded PA suite included Axioma models and our Single Name Security Exposures application. This expanded PA suite of products registered its best quarterly performance of the fiscal year during the third quarter, as we continue to increase the PA workstation count, the number of clients using fixed income in PA, and the number of quantitative users who take advantage of our PA offerings.

Growth in the number of clients and users of FactSet

We experienced net new client growth each quarter during fiscal 2011 as we continue to provide users with improved features and functionality within virtually every report and chart on FactSet. Our client count expanded with 127 net new clients and 5,300 net new users in the past 12 months. At August 31, 2011, client count was 2,237, a net increase of 50 clients during the past three months. Professionals using FactSet increased to 48,100 as of August 31, 2011, up 2,500 users in the last three months and up 5,300 users since the beginning of the year. At August 31, 2011, the average ASV per client was $348,000, up from $324,000 at August 31, 2010 and $305,000 at August 31, 2009. Gaining new clients and users enables us to begin a cycle of introducing them to our suite of products so that we can then show users our value-added applications and content in future periods. User count growth of 12% over the past 12 months was derived from both investment management and global banking and brokerage clients.

New functionality within FactSet that improves our clients’ workflows and consolidate multiple services onto one platform

FactSet consolidates data and analytics, previously spread across multiple applications, onto one comprehensive, intuitive interface improving both functionality and ease of use. We continue to receive positive feedback on our user interface and believe that we are deepening the engagement level of thousands of users as our broad range of content and functionality is readily accessible through the user interface. Real-time news and quotes is a product that services the needs of a global investor and continues to be a source of revenue growth for us. Real-time users have increased every quarter since the product was released in 2002. Deployment of real-time news and quotes has resulted in a significant increase in user count over the last 12 months. In addition, the ability for our end users to access more than 85 premium third-party content providers and integrate their own data for use in FactSet applications continues to support revenue growth. We continue to appeal to larger institutions because of our ability to service many different user groups and our ability to deliver intensive computing power and analytics to end users.

Expanded deployment of our proprietary data

We are pleased by the growing returns from our investment in proprietary content as we continue to make timeliness and reliability of data one of our top priorities. In fiscal 2011, FactSet Fundamentals was enhanced to deliver high quality standardized data within hours of public filings by U.S. companies. FactSet Fundamentals and FactSet Estimates have been strong performers and we continue to invest in those and in our other proprietary databases, such as FactSet Economics, Corporate Events and Transcripts and Ownership. We offer proprietary datasets that generally include the latest, most accurate information available such as fundamentals, estimates, ownership, corporate events and transcripts, corporate new issues, people, private equity and venture capital, mergers and acquisitions, fixed income, global filings and benchmark data.

Incremental revenue from Market Metrics

On June 1, 2010, we acquired Market Metrics, a market research firm in the U.S. focused on advisor-sold investments and insurance products. During fiscal 2011, Market Metrics added $17 million of revenue to our operations, primarily from its core business and the introduction of a new local market survey product, which enabled fund managers to understand the value and penetration of their own products in local markets in greater detail than they have been able to examine before.

Increase in the client retention rate

At August 31, 2011, our annual client retention remained at greater than 95% of ASV, consistent with last year. However, on a client basis, our annual client retention rate improved to 92% of clients at August 31, 2011 as compared to 90% a year ago. This improvement suggests that despite concerns over the global economy, our clients are using and purchasing FactSet services as they continue to derive value from them.

Annual price increases

In January 2011, we implemented an annual price increase for the majority of our U.S. investment management clients and a smaller percentage of our U.S. global banking and brokerage business. This price increase resulted in ASV growth during fiscal 2011 of $9 million, as compared to the prior year price increase of $7.7 million. In addition, in March 2011 we rolled out an annual price increase for our non-U.S. investment management clients, which increased ASV by $2.0 million, as compared to the prior year price increase, which added $1.3 million in ASV.

Fiscal 2010 compared to Fiscal 2009

Revenues in fiscal 2010 were $641.1 million, up 3.1% from $622.0 million for the same period a year ago. We delivered solid growth across a range of product areas and geographic regions. During fiscal 2010, our user count increased by 5,500, net new clients rose by 65 and annual subscriptions increased by $61 million. Broad-based growth was the catalyst for accelerating our organic ASV growth rate to 7% in fiscal 2010. We focused on promoting the new FactSet workstation and upgrading existing clients to this more intuitive, easier to use platform. We have gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally, as new and existing clients continue to value our functionality and content.

Positive revenue drivers during fiscal 2010 were the expanded deployment of our proprietary data across all geographies including incremental subscriptions to FactSet Fundamentals and Estimates, the continued development of new functionality within FactSet that improves our clients’ processes, our ability to consolidate multiple services into one through the FactSet platform enabling our clients to recognize efficiencies in many instances, clients continuing to license our advanced applications such as Portfolio Analysis, an annual price increase for our investment management clients, $3.9 million of incremental revenue from the acquisition of Market Metrics on June 1, 2010 and a meaningful reduction in the number of client cancels.

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

Revenues by Geographic Region

(in thousands) Years Ended August 31,	2011	2010	2009
U.S.	$497,564	$435,351	$423,926
% of revenues	68.5%	67.9%	68.2%
Europe	$178,693	$161,649	$156,610
Asia Pacific	50,253	44,059	41,487

International	$228,946	$205,708	$198,097
% of revenues	31.5%	32.1%	31.8%
Consolidated	$726,510	$641,059	$622,023

Revenues from our U.S. segment increased to $497.6 million in fiscal 2011 compared to $435.4 million in the same period a year ago. Our revenue growth rate in the U.S. reflects strong client and user growth, the expanded deployment of our proprietary content, our real-time news and quotes capabilities, incremental revenues from Market Metrics, a reduction in client cancellations, our annual price increase and expanding the number of PA users. The annual price increase for our U.S. investment management and banking and brokerage clients in January 2011 drove revenues up by approximately $6 million in fiscal 2011 as compared to $5 million in fiscal 2010. Excluding the acquisition of Market Metrics on June 1, 2010, U.S. revenues grew 11.3% in fiscal 2011 as compared to the same period a year ago.

International revenues in fiscal 2011 were $228.9 million, an increase from $205.7 million in the prior year period. The impact from foreign currency increased international revenues by $1.4 million year over year. European revenues advanced to $178.7 million due to increases in user and client counts, offering a broader selection of global proprietary content, clients licensing our advanced applications and growth in our real-time news and quotes. Asia Pacific revenues grew to $50.3 million, up from $44.1 million a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar increased revenues by $1.4 million in fiscal 2011. Holding currencies constant, Asia Pacific revenue growth year over year was 10.9%, largely due to our ability to sell additional services to existing clients, the ability to bring on new clients and users over the last 12 months, growth in our global content offering and the expansion of our real-time news and quotes. Revenues from international operations accounted for 31.5% of our consolidated revenues in fiscal 2011, as compared to 32.1% in the year ago quarter.

During fiscal 2010, U.S. revenues increased 2.7% while international revenues increased 3.8% compared to fiscal 2009. The impact from foreign currency reduced international revenues by $0.9 million in fiscal 2010. European revenues advanced 3.2% to $161.6 million and Asia Pacific revenues grew to $44.1 million, up 6.2% from fiscal 2009. Our revenue growth rates in fiscal 2010 reflect modest client and user growth, our real-time news and quotes capabilities included in the new FactSet and the expanded deployment of our proprietary partially offset by client consolidations, firm failures and sell-side companies that scaled back expenditures in the first half of fiscal 2010.

Annual Subscription Value (ASV)

ASV at a given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are generally able to add to, delete portions of, or terminate service at any time. At August 31, 2011, ASV was $779 million, up 14% from a year ago. Of this total, 82% of ASV is derived from investment management clients and the remainder from the sell-side firms who perform M&A advisory work and equity research. ASV from our U.S. operations was $533 million, an increase of $67 million during fiscal 2011. ASV from international operations increased to $246 million at August 31, 2011, representing 32% of the Company-wide total. ASV growth of 14% in fiscal 2011 was driven by purchases of advanced applications, growth in the number of clients and users, the expanded deployment of proprietary data, an increase in the client retention rate, ASV growth in the Market

Metrics business and an annual price increase for our clients. We believe that our continued ASV growth at healthy levels highlights the stability of our subscription business model and the improving health of a global client base. We continue to combine our analytic applications, premier global content and client service to foster growth and the expansion of our business. For the seventh consecutive quarter since the recent economic downturn, we had ASV and user growth in both buy-side and sell-side clients. As noted earlier, in January 2011, we implemented an annual price increase for the majority of our U.S. investment management clients and a smaller percentage of our U.S. global banking and brokerage business. This price increase resulted in ASV growth during fiscal 2011 of $9 million, as compared to the prior year price increase of $7.7 million. In addition, in March 2011 we rolled out an annual price increase for our non-U.S. investment management clients, which increased ASV by $2.0 million, as compared to the prior year price increase of $1.3 million.

Excluding $16 million from the acquisition of Market Metrics and $1 million from the impact of foreign currency, ASV increased 7% in fiscal 2010 as compared to fiscal 2009. Drivers of ASV growth in fiscal 2010 were existing clients continuing to order additional FactSet proprietary content, portfolio analytics, the expansion of user count within our global banking and brokerage clients, the increased commitment of our investment management clients and a $9 million annual price increase for our investment management clients worldwide. With the financial industry’ recovering from the market lows of 2009 and most major stock indices exhibiting signs of stability, our clients entered 2010 with more optimism and were looking for ways to improve their investment process. This improved mindset, coupled with our strategy of continual product and service enhancement translated into positive ASV growth in fiscal 2010.

Users and Clients

At August 31, 2011, professionals using FactSet increased to 48,100, up 5,300 users from the beginning of the year. Client count was 2,237 as of August 31, 2011, a net increase of 127 clients during fiscal 2011. At August 31, 2011, the average ASV per client was $348,000, up from $324,000 at August 31, 2010 and $305,000 at August 31, 2009. As of August 31, 2011, our largest individual client accounted for 2% of total ASV. Subscriptions from our ten largest clients did not surpass 16% of total ASV as of August 31, 2011, consistent with August 31, 2010 and 2009, respectively.

Our client count expanded by 127 net new clients during fiscal 2011 as we saw fewer cancellations and more new clients. The decline in cancellations is directly correlated to a decrease in firm closures. We’ve experienced healthy user and client growth in all geographic segments as well as in both investment management and investment banking. Advances in our real-time offering and credit analysis are improving our penetration in investment management clients. Sell-side firms increased the number of new junior bankers due to higher M&A volumes and a stronger IPO environment over the past 12 months.

Operating Expenses

(in thousands) Years Ended August 31,	2011		2010	2009
Cost of services	$244,623		$206,550	$209,364
Selling, general and administrative	243,552		212,875	201,629

Total operating expenses	$488,175	*	$419,425	$410,993
Operating income	$238,335		$221,634	$211,030
Operating Margin	32.8	%*	34.6%	33.9%

*	Included in operating expenses during fiscal 2011 was an incremental $7.9 million of stock-based compensation related to an increase in the estimated number of performance-based options that will vest. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed. Prior to fiscal 2011, we estimated that it was probable that the Company would achieve ASV and diluted earnings per share growth of between 8-10% on a compounded annual basis for the two years ended August 31, 2011. However, due to accelerated levels of ASV and diluted earnings per share over the past 12 months than previously expected, FactSet achieved ASV and diluted earnings per share growth of greater than 10%, which increased the number of performance-based options that will vest. The pre-tax stock-based compensation charge of $7.9 million reduced the Company’s operating margin by 110 basis points from 33.9% to 32.8% for fiscal 2011.

Cost of Services

Fiscal 2011 compared to Fiscal 2010

For the twelve months ended August 31, 2011, cost of services increased 18% to $244.6 million as compared to $206.6 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 33.7% during fiscal 2011, an increase of 150 basis points from fiscal 2010. The increase year over year was driven by higher employee compensation, including performance-based stock option expense, partially offset by lower levels of third party data costs, computer-related expenses and communication costs.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 330 basis points for the twelve months ended August 31, 2011 compared to fiscal 2010 due to the continued expansion of our proprietary content collection operations in Hyderabad and Manila, the hiring of new classes of software engineers and consultants around the world, increased variable compensation and higher stock-based compensation expense. Over the last 12 months, we have increased our content collection headcount by approximately 729 employees, primarily at our facilities in India and the Philippines. At August 31, 2011, approximately 54% of our employees were involved with content collection as compared to 51% a year ago. In addition to the hiring of people for our content collection operations, we hired over 140 net new software engineers and 180 net new consultants in fiscal 2011, as we continue to improve our applications and service our existing client base. Stock-based compensation recorded within cost of services was up $3.2 million in fiscal 2011 as compared to a year ago due to performance-based stock options. As disclosed earlier, an incremental $7.9 million of stock-based compensation was recorded in fiscal 2011 related to an increase in the estimated number of performance-based options that will vest. The revised estimate reflected a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed. Approximately $1.9 million of the total pre-tax charge of $7.9 million was recorded within cost of services and the remaining $6.0 million within selling, general and administrative expenses.

Lower third party data costs, computer-related expenses and communication costs partially offset the overall increase in cost of services during fiscal 2011 compared to fiscal 2010. Third party data costs, expressed as a percentage of revenues, decreased 80 basis points for the twelve months ended August 31, 2011 compared to the same period in fiscal 2010 due to a reduction in data expense associated with the end of the Thomson Reuters transition services agreement and the increased focus on collecting more proprietary content which is recorded as employee compensation as opposed to paying for third party data content. Annual third-party royalty payments were reduced by $1.7 million in fiscal 2011. Computer-related expenses, including depreciation and computer maintenance costs, decreased 70 basis points, expressed as a percentage of revenues, in fiscal 2011 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. The cost per server and related architecture continues to decline as technological advances continue to be made in servers and other related computer equipment used in our data centers. Communication costs, expressed as a percentage of revenues, decreased 20 basis points in fiscal 2011 as compared to fiscal 2010 due to implementing more cost effective means to connect clients to our data centers.

Fiscal 2010 compared to Fiscal 2009

Cost of services decreased 1% to $206.6 million in fiscal 2010 as compared to $209.4 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 32.2% during fiscal 2010, a decline of 145 basis points from fiscal 2009. The decrease year over year was driven by lower levels of third party data costs and a reduction in data vendor royalty payments partially offset by higher employee compensation.

Data costs, expressed as a percentage of revenues, decreased 210 basis points for the twelve months ended August 31, 2010 compared to fiscal 2009. Lower external collection costs were the result of a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and the termination of a business process outsourcing relationship in May 2009. Annual third-party royalty payments were reduced by $6.1 million in fiscal 2010 due to a reduction in purchases of third party data content.

Partially offsetting the decrease in cost of services during fiscal 2010 was an increase in employee compensation. Expressed as a percentage of revenues, employee compensation increased 70 basis points during the twelve months ended August 31, 2010 due to expanding the number of employees in our offshore proprietary content collection operations and increased variable compensation. During fiscal 2010, we increased our data collection headcount by over 900 employees, primarily at our offshore facilities in India and the Philippines.

Selling, General and Administrative

Fiscal 2011 compared to Fiscal 2010

Selling, general, and administrative (“SG&A”) expenses were $243.6 million in fiscal 2011, up 14% from $212.9 million in fiscal 2010. SG&A expenses, expressed as a percentage of revenues, rose 30 basis points to 33.5% in fiscal 2011 from higher travel and entertainment (“T&E”) expenses, increased stock-based compensation from performance-based stock options and a full year of expense from the acquisition of Market Metrics partially offset by hedging gains in the current year and a decrease in marketing costs.

Expressed as a percentage of revenues, T&E costs increased 70 basis points in fiscal 2011 compared to fiscal 2010 primarily due to more client visits, more U.S. employees traveling overseas and a 30% overall increase in air fares and hotel fees. In addition, during the third quarter of fiscal 2011, we held an internal sales conference as well as large scale client conferences, one in the U.S. and one in Europe. In the past year, travel has increased as we manage our Hyderabad and Manila operations to expand our proprietary content collection. Employee compensation, expressed as a percentage of revenues, increased 30 basis points for the twelve months ended August 31, 2011 compared to fiscal 2010 due to higher stock-based compensation expense to reflect the incremental charge from performance-based stock options. Of the total pre-tax charge of $7.9 million related to an increase in the estimated number of performance-based options that will vest, $6.0 million was recorded within SG&A. Market Metrics was acquired on June 1, 2010 resulting in incremental SG&A expenses year over year, primarily within employee compensation, office expenses and T&E.

The rise in SG&A expenses year over year was partially offset as we recorded a gain on derivatives of $4.2 million during fiscal 2011 as compared to a gain of $0.8 million a year ago from foreign currency forward contracts to hedge our Euro and British Pound Sterling currency risk. We hedged approximately 95% of our fiscal 2011 exposure to movements in the Euro and British Pound Sterling against the U.S. dollar during the 2010 calendar year. Since the date the forward contracts were entered into during 2010, the U.S. dollar weakened against both the Euro and British Pound Sterling. Marketing costs, expressed as a percentage of revenues, decreased 10 basis points in 2011 as compared to 2010 primarily due to the prior year launch of the new FactSet and the related costs to market the new release.

Fiscal 2010 compared to Fiscal 2009

SG&A expenses increased 6% in fiscal 2010 as compared to fiscal 2009. Expressed as a percentage of revenues, SG&A expenses rose 80 basis points to 33.2% in fiscal 2010 driven by higher employee compensation, a rise in T&E expenses, increased occupancy costs, including the amortization and depreciation of furniture, fixtures and leasehold improvements and higher marketing costs partially offset by foreign currency.

Employee compensation, expressed as a percentage of revenues, increased 90 basis points during fiscal 2010 compared to the same period a year ago due to headcount growth, salary increases and higher variable compensation partially offset by favorable currency rates. During fiscal 2010, the number of employees performing SG&A functions increased by 9% and represented approximately 1,000 employees at August 31, 2010. The increase in headcount was partially offset by the strengthening of the U.S. dollar as 40% of our employees performed SG&A roles reside outside the U.S. during fiscal 2010. T&E expenses, expressed as a percentage of revenues, increased 30 basis points during fiscal 2010 compared to the same period in fiscal 2009 primarily due to more client visits and an increase in U.S. traveling overseas. Total T&E costs related to air travel and hotel stays rose as a result of increased international airline ticketing fees and hotel costs. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, increased 65 basis points compared to a year ago due to recent office expansions in New York, Hyderabad and Manila in addition to the acquisition of Market Metrics on June 1, 2010. Occupancy costs continue to rise as we further fit-out space for our content collection operations in the Far East. Marketing expenses, expressed as a percentage of revenues, increased 20 basis points compared to a year ago as we increased the number of advertising campaigns in fiscal 2010 to market the new FactSet, especially in London, New York and Chicago.

Partially offsetting the increase in SG&A expenses were foreign currency hedging losses included in fiscal 2009 as compared to fiscal 2010. A loss on derivatives of $5.2 million was recorded in SG&A during fiscal 2009 as compared to a gain of $0.8 million in fiscal 2010.

Operating Income and Operating Margin

Fiscal 2011 compared to Fiscal 2010

Operating income advanced 8% to $238.3 million during fiscal 2011 compared to the prior year. However, our operating margin during 2011 was 32.8%, down from 34.6% a year ago. Included in fiscal 2011 was an incremental $7.9 million of stock-based compensation from a favorable change in the outcome of performance-based stock options. This charge reduced our operating income by $7.9 million and operating margin by 110 basis points to 32.8%. In addition to higher stock-based compensation, the decrease in our fiscal 2011 operating margin was due to the growth in our employee headcount and a rise in T&E partially offset by lower data costs and computer-related expenses. The continued investment in our personnel resulted in headcount growth of 28% in fiscal 2011, driven by hiring for our operations in India and the Philippines, as well as the hiring of consultants and software engineers in each geographic region. The impact from foreign currency increased our operating expenses by $1.5 million and decreased operating income by $0.1 million during fiscal 2011. A year ago, foreign currency effects reduced our operating expenses by $3.8 million and increased our operating income by $4.7 million.

Fiscal 2010 compared to Fiscal 2009

Operating income increased 5% to $221.6 million in fiscal 2010 from $211.0 million in fiscal 2009. Our operating margin during fiscal 2010 was 34.6%, up 70 basis points from 33.9% a year ago primarily due to lower data costs and foreign currency gains from hedging activities partially offset by higher compensation, T&E and occupancy costs. The focus on efficiency and trimming non-essential costs allowed us to improve operating income and margin in an environment where revenue growth was only 3% year over year.

Operating Income by Segment

(in thousands) Years Ended August 31,	2011	2010	2009
U.S.	$135,327	$124,976	$126,190
Europe	79,637	72,239	60,132
Asia Pacific	23,371	24,419	24,708

Consolidated	$238,335	$221,634	$211,030

Our reportable segments are aligned with how we, including our chief operating decision maker, manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.

Fiscal 2011 compared to Fiscal 2010

Operating income from our U.S. segment increased 8% to $135.3 million during fiscal 2011 compared to $125.0 million a year ago. The increase in operating income was primarily due to $62.2 million of incremental revenues and lower data and computer-related expenses, partially offset by higher employee compensation, including incremental performance-based stock option expense, and a rise in our T&E spend. Our revenue growth in the U.S. reflects client and user growth, incremental revenues from Market Metrics, expanding the number of PA users and an increase in the client retention rate. Variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics. Computer-related expenses, including depreciation and computer maintenance costs decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. The increase in employee compensation is due to an 18% headcount growth in the U.S. and higher stock-based compensation expense to reflect the incremental charge from performance-based stock options.

European operating income increased 10% to $79.6 million during fiscal 2011 compared to $72.2 million in the same period a year ago. The 10% growth in European operating income was due to a $17.0 million increase in revenues and lower variable fees payable to data vendors partially offset by higher T&E expenses. The increase in European revenues was due to increases in user and client counts, a broader offering of global proprietary content, increased licenses to clients for our advanced applications, and growth in our real-time news and quotes. European T&E expenses rose primarily due to a 25% increase in airline ticketing fees and hotel stays in order to visit more clients as well as more trips to our data content collection operations in India and the Philippines.

Asia Pacific operating income decreased 4% to $23.4 million during fiscal 2011 compared to $24.4 million a year ago. The decrease in Asia Pacific operating income was primarily driven by higher employee compensation due to headcount growth, increased occupancy costs from our office expansions in Japan and Hong Kong, and higher T&E expense, partially offset by $6.2 million of incremental revenues year over year. The increase in Asia Pacific employee compensation was from a 19% increase in headcount in our sales offices location in Hong Kong, Tokyo, Mumbai and Sydney.

Fiscal 2010 compared to Fiscal 2009

Operating income from our U.S. segment decreased 1% to $125.0 million in fiscal 2010 compared to $126.2 million in the same period a year ago due to higher compensation expense, a rise in T&E expense and increased occupancy and marketing costs partially offset by $11.4 million of incremental revenues and lower data costs. During fiscal 2010 we entered into a new lease agreement to expand our New York location by 22,000 square feet to support operations resulting in higher occupancy costs in 2010 as well as incremental future minimum rental payments of $6.2 million over the remaining non-cancelable lease term. Marketing costs increased in fiscal 2010 as compared to 2009 within the U.S. as we released the new FactSet in September 2009. European operating income increased 20% to $72.2 million in fiscal 2010 compared to the same period a year ago due to a $5.0 million increase in revenues, favorable currency exchange rates, lower variable fees payable to data vendors, a reduction in data amortization expense associated with the Thomson Reuters transition services agreement and the termination of a BPO relationship in May 2009. Asia Pacific operating income decreased 1% to $24.4 million in fiscal 2010 compared to $24.7 million in fiscal 2009, due to higher occupancy costs from recent office expansions.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) Years Ended August 31,	2011	2010	2009
Other income	$623	$547	$1,092
Provision for income taxes*	$67,912	$71,970	$67,172
Net income	$171,046	$150,211	$144,950
Diluted earnings per common share	$3.61	$3.13	$2.97
Effective Tax Rate*	28.4%	32.4%	31.7%

*	Included in the provision for income taxes during fiscal 2011 were income tax benefits of $6 million from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010. Our effective tax rate is based on current enacted tax laws and as such, it did not reflect the R&D tax credit in any months of fiscal 2010 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010.

Other Income

Fiscal 2011 compared to Fiscal 2010

Other income during fiscal 2011 was consistent with fiscal 2010 levels as the Federal Reserve maintained low U.S. interest rates which kept returns on our cash and cash equivalents low. Other income was $0.6 million for the twelve months ended August 31, 2011 compared to $0.5 million in the same period a year ago. Our average annualized return on cash and cash equivalents was 37 basis points during fiscal 2011 as compared to 20 basis points in fiscal 2010. At no time during fiscal 2011, 2010 and 2009 did a component of our cash and cash equivalents portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Fiscal 2010 compared to Fiscal 2009

Other income declined 50% in fiscal 2010 as compared to fiscal 2009 as the result of the Federal Reserve lowering U.S. interest rates by more than 200 basis points in 2010.

Income Taxes

Fiscal 2011 compared to Fiscal 2010

During fiscal 2011 the provision for income taxes decreased 6% to $67.9 million as compared to fiscal 2010 primarily due to income tax benefits of $6 million from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010 partially offset by an 8% increase in income before income taxes. Our annual effective tax rate for fiscal 2011 before discrete items of $6 million was 30.9%, 200 basis points lower than our annual effective tax rate before discrete items of 32.9% in fiscal 2010. The decrease year over year was primarily due to higher levels of non-U.S. taxable income, increased R&D activity which increased our related R&D tax credit and a rise in our domestic production activities (Section 199) deduction.

Fiscal 2010 compared to Fiscal 2009

In fiscal 2010, the provision for income taxes increased 7% as compared to fiscal 2009 due to the lapse of the U.S. Federal R&D tax credit and higher levels of pre-tax income partially offset by income tax benefits of $1.3 million. During fiscal 2010, we recorded income tax benefits of $1.3 million associated with the finalization of our fiscal 2009 tax return, adjustments to certain reserves to reflect the lapse of statute of limitations and higher levels of non-U.S. taxable income. Our annual effective tax rate for fiscal 2010 before discrete items of $1.3 million was 70 basis points lower than the fiscal 2009 effective tax rate of 33.6% due to increased non-U.S. income and a higher Section 199 deduction.

Net Income and Earnings per Share

Fiscal 2011 compared to Fiscal 2010

Net income rose 14% to $171.0 million and diluted earnings per share increased 15% to $3.61 in fiscal 2011 compared to a year ago. Included in fiscal 2011 were income tax benefits of $0.13 per diluted share from finalizing our 2010 U.S. tax return and the reenactment of the U.S. Federal R&D tax credit. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower data costs, decreased computer-related expenses, a lower effective tax rate and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation, including incremental performance-based stock option expense, and additional T&E spend. It remains our philosophy to expand over the long-term by investing in our employees to retain our position as a premium provider of financial information and analytical tools.

Fiscal 2010 compared to Fiscal 2009

Net income advanced $150.2 million, up 4% while diluted earnings per common share rose 5% to $3.13 in fiscal 2010 compared to fiscal 2009. Included in fiscal 2010 were income tax benefits of $0.03 per diluted share from finalizing our U.S. tax return for 2009, adjusting certain reserves to reflect the lapse of statute of limitations and higher levels of non-U.S. taxable income. Excluding the income tax benefits of $0.03 per diluted share in fiscal 2010 and $0.09 per diluted share in fiscal 2009, our diluted earnings per share grew 7% year over year primarily due a 3% increase in revenues, lower data costs and favorable currency rates partially offset by higher compensation expense.

Foreign Currency

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity. Transaction gains and losses that arise from the effect of exchange rate changes on transactions denominated in currencies other than the functional currency are included in determining net income for the period in which exchange rates change.

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $165 million, which translates into a net foreign currency exposure of $149 million per year. Our primary foreign currency exchange exposures are related to our operating expense base in countries outside the U.S., where approximately 67% of our employees are located. Foreign currency movements increased our operating expenses by $1.5 million and decreased operating income by $0.1 million during fiscal 2011. In fiscal 2010, operating expenses were reduced by $3.8 million and operating income increased by $4.7 million from the impact of foreign currency fluctuations.

To reduce variability from foreign currency fluctuations in operating expenses denominated in British Pound Sterling, Euro and Japanese Yen, we entered into foreign currency forward contracts. During the first quarter of fiscal 2011, we entered into foreign currency forward contracts to hedge approximately 95% of our net Japanese Yen exposure through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. In designing a specific hedging approach, we considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential ineffectiveness of the hedge. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive (loss) income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At August 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥16.5 million and less than $0.1 million, respectively. At August 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €6.5 million and $0.9 million, respectively. At August 31, 2011, there were no outstanding foreign exchange forward contracts to purchase British Pound Sterling with U.S. dollars. A gain on derivatives of $4.2 million was recorded into operating income during fiscal 2011 compared to a gain of $0.8 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Years Ended August 31,	2011	2010	2009
Net cash provided by operating activities	$207,136	$211,080	$207,770
Capital expenditures (1)	(29,343)	(20,768)	(24,040)

Free cash flow (2)	$177,793	$190,312	$183,730
Net cash (used in) provided by investing activities	$(29,343)	$(75,948)	$1,220
Net cash used in financing activities	$(199,123)	$(151,568)	$(110,419)
Cash and cash equivalents at end of year (August 31st)	$181,685	$195,741	$216,320

(1)	Included in net cash (used in) provided by investing activities during each fiscal year reported above.

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

Fiscal 2011 compared to Fiscal 2010

Cash and cash equivalents aggregated to $181.7 million or 28% of our total assets at August 31, 2011, compared with $195.7 million or 30% of our total assets at August 31, 2010. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $14.1 million during fiscal 2011 as a result of cash outflows of $216.6 million related to stock repurchases, dividend payments of $43.9 million and capital expenditures of $29.3 million partially offset by cash provided by operations of $207.1 million, $43.1 million from the exercise of employee stock options, $18.3 million of tax benefits from share-based payment arrangements and $7.3 million from the effect of exchange rate changes on our foreign cash balances.

Free cash flow generated during fiscal 2011 was $178 million and exceeded net income by 4%. In each of the past three years, our business model has generated free cash in excess of net income and has average $184 million per year. Free cash flow in fiscal 2011 was driven by record levels of net income, higher non-cash expenses and tax benefits from stock option exercises during the year resulting in lower income tax payments partially offset by increased capital expenditures and a decline in working capital from an increase in accounts receivable and a decrease in accrued compensation.

Our accounts receivable balance, net of reserves, increased $15.3 million since August 31, 2010 due to organic ASV growth of $93 million in fiscal 2011, incremental outstanding receivables due from Market Metrics clients and the invoicing of a small percentage of our clients annually in advance during fiscal 2011. At August 31, 2011 our days sales outstanding (“DSO”) was 35 days, up from 31 days a year ago, but down from 37 days at August 31, 2009. We have seen DSOs remain low over the past several years as a result of our highly motivated collection and information systems teams. Accrued compensation decreased from $48.6 million at August 31, 2010 to $41.5 million at August 31, 2011 based on the timing of accrued payroll in the U.S.

In addition, during fiscal 2011 we remitted estimated tax payments totaling $36.9 million as compared to $38.5 million in fiscal 2010 as the result of higher tax benefits from stock option exercises year over year.

Net cash used in investing activities was $29.3 million in fiscal 2011 as compared to $75.9 million in fiscal 2010 due to $55.2 million of net cash paid to acquire the Market Metrics business on June 1, 2010 partially offset by higher capital expenditures. Capital expenditures in fiscal 2011, net of landlord contributions for construction of $1.4 million, were $28.0 million, of which 68% was for computer equipment, including additional server equipment for our Virginia and New Jersey data centers and laptop computers and peripherals for our growing employee base. The remaining $9 million or 32% of capital expenditures was for the build out of new space in Paris and New York as well as the continued expansion of leased office space in India and the Philippines. We also successfully relocated our New Hampshire data center to a new, state of the art facility in New Jersey without client interruption during the first quarter of fiscal 2011.

Net cash used in financing activities was $47.6 million higher in fiscal 2011 as compared to the same period a year ago due to incremental share repurchases and higher dividend payments partially offset by lower proceeds from employee stock plans. During fiscal 2011, we repurchased 2.3 million shares for $217 million under the program as compared to spending $193 million in share repurchases a year ago. Higher dividend payments of $5.5 million were made in fiscal 2011 because our Board of Directors approved a 17% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2011. Proceeds from employee stock exercises decreased from $55.3 million in fiscal 2010 to $43.1 million in 2011 as the number of employee stock option exercises decreased by 771,196 stock options. Through quarterly cash dividends and share repurchases, we have returned $261 million to our stockholders over the past 12 months.

We expect our operating expenses will continue to constitute a significant use of cash flow. Our liquidity is a function of our ability to generate cash flows from a combination of efficient operations. As of August 31, 2011, our total cash and cash equivalents was $181.7 million with no outstanding borrowings. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. Refer to the section, Contractual Obligations, for the table summarizing our significant contractual obligations as of August 31, 2011 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods.

Fiscal 2010 compared to Fiscal 2009

Our cash and cash equivalents decreased $21 million since August 31, 2009 as a result of cash outflows of $192.8 million related to stock repurchases, $55.2 million for the purchase of the Market Metrics business in June 2010, dividend payments of $38.5 million, capital expenditures of $20.8 million and $4.1 million from the effect of exchange rate changes on our foreign cash balances partially offset by cash provided by operations of $211.1 million, $55.3 million from the exercise of employee stock options and $24.5 million of tax benefits from share-based payment arrangements.

Free cash flow of $190 million during fiscal 2010 was generated from high levels of net income, positive working capital changes and a reduction in capital expenditures. The improvement in working capital of $40 million during fiscal 2010 resulted primarily from tax benefits from stock option exercises during the year resulting in lower income tax payments and a 5% decrease in accounts receivable.

Net cash used in investing activities increased to $75.9 million in fiscal 2010 due to $55.2 million of net cash paid to acquire the Market Metrics business on June 1, 2010 and $20.8 million of capital expenditures, of which 65% were for computer equipments and the remainder covered office space expansion in New York, India and the Philippines. Fiscal 2009 included $25.3 million of net proceeds from the sale of investments as we shifted from fixed income government securities to money market funds.

Net cash used in financing activities was up 37% in fiscal 2010 as compared to fiscal 2009 due to incremental share repurchases and an increase in dividends paid partially offset by higher income tax benefits from stock option exercises. During fiscal 2010, we repurchased 2.8 million shares for $193 million under the program, an increase of $89 million over the prior year. We paid out $38.5 million of dividends in fiscal 2010 compared to $34.8 million in fiscal 2009. Partially offsetting the cash used in financing activities for share repurchases and dividends were $79.7 million of proceeds and tax benefits received from employee stock option exercises in fiscal 2010, an increase of $51.6 million over fiscal 2009. For the twelve months ended August 31, 2010, there were 2.0 million options exercised as compared to only 0.8 million in fiscal 2009.

Capital Resources

Capital Expenditures

Capital expenditures during fiscal 2011 were $28.0 million, net of landlord contributions for construction of $1.4 million. Approximately $19.2 million or 68% of capital expenditures were for computer equipment and the remainder for office expansions. Computer equipment purchases during fiscal 2011 included additional Hewlett Packard blade servers to increase the capacity and processing speed of our Virginia and New Jersey data centers, Dell laptop computers and peripherals for our growing employee base, and new equipment to fit-out our new data center in New Jersey.

The remaining $8.8 million of capital expenditures were for the build out of new space in Paris and New York as well as the continued expansion of leased office space in India, the Philippines and Japan. We continue to expand aggressively to house and grow our proprietary content operations and other functions that can be run efficiently in remote office locations. Including the new lease agreements entered into during fiscal 2011, our worldwide leased office space increased to approximately 724,200 square feet at August 31, 2011, up 13% from a year ago.

Capital expenditures during fiscal 2010 were $20.3 million, net of landlord contributions for construction of $0.5 million. Approximately $13.5 million or 65% of capital expenditures were for computer equipment and the remaining $6.8 million was for the build out of new office space in our New York, Hyderabad, and the Philippines and additional furnishing of the Hong Kong office. Capital spending levels in fiscal 2010 decreased by $1.1 million compared to 2009 due to improvements in hardware utilization and landlord contributions received to fund the build out of new office space in New York, Boston, Norwalk and the Philippines.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $4.4 million of standby letters of credit have been issued in connection with our current leased office space as of August 31, 2011. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At August 31, 2011, we were in compliance with all covenants contained in the standby letters of credit.

As of August 31, 2011 and 2010, we maintained a zero debt balance and were in compliance with all covenants.

Off-Balance Sheet Arrangements

At August 31, 2011 and 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

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

The following table summarizes our significant contractual obligations as of August 31, 2011 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	2012	2013-2014	2015-2016	2017 and thereafter	Total
Note payable	$—	$—	$—	$—	$—
Operating leases (1)	25,897	45,603	31,577	46,683	149,760
Purchase obligations (2)	46,437	1,212	160	—	47,809
Deferred rent and other non-current liabilities	21,913	—	—	—	21,913

Total by period	$94,247	$46,815	$31,737	$46,683	$219,482
Non-current taxes payable and deferred taxes (3)					10,916

Total contractual obligations					$230,398

(1)

At August 31, 2011, we leased office space in the U.S. in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. Outside the U.S., our operations are conducted in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Milan, Italy; Tokyo, Japan; Hong Kong; Dubai, United Arab Emirates; Hyderabad and Mumbai, India; Sydney, Australia; and Manila, the Philippines. The leases expire on various dates through March 2021. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.

(2)

Purchase obligations represent payment due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services.

(3)

Non-current income taxes payable of $7.2 million and non-current deferred tax liabilities of $3.7 million have been included only in the total column in the preceding table due to uncertainty regarding the timing of future payments. Non-current income taxes payable includes uncertain tax positions (see Note 15 to the Consolidated Financial Statements) partially offset by payments and certain other items.

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

Share Repurchase Program

On June 13, 2011, our Board of Directors approved an expansion of the existing share repurchase program by an additional $200 million. During fiscal 2011, we repurchased 2.3 million shares for $217 million under the program. Including the expansion, $142 million remains authorized for future share repurchases as of August 31, 2011. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

On June 14, 2010, our Board of Directors approved an expansion of the existing share repurchase program by an additional $150 million. During fiscal 2010, we repurchased 2.8 million shares for $193 million under the program. Including the expansion, $159 million remains authorized for future share repurchases as of August 31, 2010.

Dividends

During fiscal years 2011 and 2010, our Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 11, 2011	$0.27	Regular (cash)	August, 31 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009

All of the above cash dividends were paid from existing cash resources. Future cash dividends will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Item 8 below.

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

Revenue Recognition

Our revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. Revenue is recognized when the client subscribes to FactSet services, the service has been rendered and earned during the month, the amount of the subscription is fixed and determinable based on established rates quoted on an annualized basis and collectability is reasonably assured.

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2011, was $81.6 million.

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

Valuation of Goodwill

We evaluate goodwill at the reporting unit level for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. We determined that there were three reporting units during fiscal years 2011, 2010 and 2009, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. Our reporting units evaluated for potential impairment during fiscal years 2011, 2010 and 2009 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting we use to manage our business and operations. We performed our annual goodwill impairment test during the fourth quarter of fiscal years 2011, 2010 and 2009 and determined that there were no reporting units that were deemed at risk and there had been no impairment. The carrying value of goodwill as of August 31, 2011, was $228.3 million.

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

Accrued Compensation

We make significant estimates in determining our accrued compensation. Approximately 15-20% of our employee incentive compensation programs are discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2011 was $37.2 million.

Performance-based Equity Awards

We have an employee stock-based compensation plan, which allows for the issuance of performance-based equity awards to employees. Accounting guidance requires the measurement and recognition of compensation expense for all performance-based equity awards made to employees based on the estimated fair values of the awards that are expected to vest. At the end of each reporting period, management must make assumptions regarding the likelihood of achieving our performance targets because the number of stock options that vest will be predicated on us achieving these levels.

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

October 2009 Annual Employee Performance-based Option Grant Review

In October 2009, we granted 900,665 performance-based employee stock options. 100% of these performance-based stock options are expected to vest because we achieved organic ASV and diluted earnings per share growth of more than 10% on a compounded annual basis for the two years ended August 31, 2011. This reflected a higher performance level than previously estimated and accordingly increased the number of options that will vest, which required us to record an incremental $5.8 million of stock-based compensation during fiscal 2011. The amount of additional stock-based compensation represented the cumulative adjustment to change the vesting percentage to 100% as of August 31, 2011.

November 2010 Annual Employee Performance-based Option Grant Review

In November 2010, we granted 734,334 performance-based employee stock options. The number of performance-based options that will vest is based on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At August 31, 2011, the Company estimated that 20% or 146,867 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $2.3 million to be recognized over the remaining vesting period. A change in the actual financial performance levels we achieve could result in the following changes to our current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2011	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(760)	$0
20%	$2,268	$0	$136
60%	$6,804	$1,520	$408
100%	$11,340	$3,040	$680

*	Amounts represent the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage as of August 31, 2011. The one-time cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

Other Performance-based Stock Options Granted

Between June 2010 and July 2011, we granted 978,173 performance-based employee stock options that vest based on us achieving certain ASV targets over a six year period. If 100% of the 978,173 performance-based stock options granted were to vest due to unforeseen significant ASV growth in future fiscal years, we would incur an incremental $16.2 million of stock-based compensation over the vesting period. However, as of August 31, 2011, we expect that only 204,933 of the total 978,173 performance-based stock options will vest and be expensed resulting in unamortized stock-based compensation expense of $2.1 million to be recognized over the remaining vesting period.

Other Performance-Based Employee Restricted Stock Units Granted

Between June 2010 and July 2011, we granted 21,102 restricted stock units which entitle the holder to shares of common stock as the awards vest over time. A restricted stock unit is a promise to deliver shares to the employee at a future date if certain vesting conditions are met. Our restricted stock units are performance-based and cliff vest 25% when serviced ASV targets are achieved during a six year period. Restricted stock units are amortized to expense based on a graded-vesting attribution approach over the vesting period. A change in the forecasted ASV growth in future fiscal years could result in a change in the expected vesting period of these restricted stock units, requiring us to accelerate the recognition of the remaining unamortized stock-based compensation expense of $0.6 million as of August 31, 2011.

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities (Section 199) deductions. Our effective tax rate was 28.4%, 32.4% and 31.7% in fiscal 2011, 2010, and 2009, respectively.

We recognize the benefit of an income tax position only if it is more-likely-than-not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We will classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements.

As of August 31, 2011, we have gross unrecognized tax benefits totaling $7.2 million, including $0.9 million of accrued interest, recorded as non-current taxes payable in the Consolidated Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the Consolidated Statement of Income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Dividend Payment

On August 11, 2011, a regular quarterly dividend of $0.27 per share was announced. The cash dividend of $12.2 million was paid on September 20, 2011, to common stockholders of record on August 31, 2011. Future cash dividends will be paid using our existing and future cash generated by operations.

Business Outlook

The following forward-looking statements reflect our expectations as of September 20, 2011. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2012 Expectations

•	Revenues are expected to range between $195 million and $198 million.

•	Diluted earnings per share should range between $0.98 and $1.00.

Full Year Fiscal 2012

•	The 2012 guidance for capital expenditures, net of landlord contributions, is $22 million to $30 million.

•

Our projected annual effective tax rate is 31.0%. This rate assumes the U.S. Federal R&D tax credit is reenacted for calendar year 2012 as the tax credit is set to expire on January 1, 2012. If the R&D tax credit expires, our annual effective tax rate would rise to 32.5%.

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

Interest Rate Risk

The fair market value of our cash and cash equivalents at August 31, 2011 was $182 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

Current market events have not required us to modify materially or change our financial risk management strategies with respect to our exposures to foreign currency exchange risk and interest rate risk.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippines Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $165 million, which translates into a net foreign currency exposure of $149 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During the first quarter of fiscal 2011, we entered into foreign currency forward contracts to hedge approximately 95% of our net Japanese Yen exposure through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive (loss) income and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

At August 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥16.5 million and less than $0.1 million, respectively. At August 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €6.5 million and $0.9 million, respectively. There were no outstanding foreign exchange forward contracts to purchase British Pound Sterling with U.S. dollars as of August 31, 2011.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2011. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $2.0 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our Euro and Japanese Yen expense base. Had we not had any hedges in place as of August 31, 2011, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2011, would result in a decrease in operating income by $13.1 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2011 would increase the fair value of total assets by $28.2 million and equity by $20.5 million.

Interest Rate Risk

The fair market value of our cash and cash equivalents at August 31, 2011 was $182 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility for Financial Statements

FactSet’s consolidated financial statements are prepared by management, which is responsible for their fairness, integrity and objectivity. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s estimates and judgments. All financial information in this Annual Report on Form 10-K has been presented on a basis consistent with the information included in the accompanying financial statements.

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting and issued a report (see below).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of FactSet’s fiscal 2011, 2010 and 2009 consolidated financial statements and of its internal control over financial reporting as of August 31, 2011 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report appearing on the following page.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of August 31, 2011. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on the Company’s internal control over financial reporting as of August 31, 2011, which is included in their report on the following page.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PHILIP A. HADLEY	/s/ MAURIZIO NICOLELLI
Philip A. Hadley	Maurizio Nicolelli
Chairman of the Board of Directors and Chief Executive Officer	Senior Vice President and Director of Finance
(Principal Executive Officer)	(Principal Financial Officer)
October 31, 2011	October 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries at August 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut

October 31, 2011

Consolidated Statements of Income

(In thousands, except per share data)

Years Ended August 31,	2011	2010	2009
Revenues	$726,510	$641,059	$622,023

Operating expenses
Cost of services	244,623	206,550	209,364
Selling, general and administrative	243,552	212,875	201,629

Total operating expenses	488,175	419,425	410,993

Operating income	238,335	221,634	211,030
Other income	623	547	1,092

Income before income taxes	238,958	222,181	212,122
Provision for income taxes	67,912	71,970	67,172

Net income	$171,046	$150,211	$144,950

Basic earnings per common share	$3.72	$3.22	$3.07
Diluted earnings per common share	$3.61	$3.13	$2.97

Weighted average common shares (Basic)	45,953	46,698	47,158
Weighted average common shares (Diluted)	47,355	48,004	48,789

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Financial Condition

(In thousands, except share data)

At August 31,	2011	2010
CURRENT ASSETS
Cash and cash equivalents	$181,685	$195,741
Accounts receivable, net of reserves of $1,955 and $1,862 at August 31, 2011 and 2010, respectively	75,004	59,693
Deferred taxes	4,008	2,812
Prepaid expenses and other current assets	12,473	6,899

Total current assets	273,170	265,145

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	173,990	160,952
Less accumulated depreciation and amortization	(92,370)	(81,457)

Property, equipment and leasehold improvements, net	81,620	79,495

Goodwill	228,265	221,991
Intangible assets, net	46,310	52,179
Deferred taxes	20,166	19,601
Other assets	7,909	6,197

TOTAL ASSETS	$657,440	$644,608

CURRENT LIABILITIES
Accounts payable and accrued expenses	$24,603	$23,976
Accrued compensation	41,536	48,607
Deferred fees	28,252	25,034
Taxes payable	2,867	1,073
Dividends payable	12,165	10,586

Total current liabilities	109,423	109,276

NON-CURRENT LIABILITIES
Deferred taxes	3,712	3,731
Taxes payable	7,204	7,346
Deferred rent and other non-current liabilities	21,913	21,849

TOTAL LIABILITIES	$142,252	$142,202

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 100,000,000 shares authorized, 61,427,391 and 60,142,905 shares issued; 45,055,219 and 46,024,137 shares outstanding at August 31, 2011 and 2010, respectively	614	601
Additional paid-in capital	432,538	344,144
Treasury stock, at cost 16,372,172 and 14,118,768 shares at August 31, 2011 and 2010, respectively	(824,382)	(607,798)
Retained earnings	912,078	786,844
Accumulated other comprehensive loss	(5,660)	(21,385)

TOTAL STOCKHOLDERS’ EQUITY	515,188	502,406

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$657,440	$644,608

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Years Ended August 31,	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$171,046	$150,211	$144,950
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,847	37,343	34,337
Stock-based compensation expense	25,773	14,065	13,623
Deferred income taxes	(1,806)	(5,827)	(4,318)
Gain on sale of assets	(22)	(80)	(101)
Tax benefits from share-based payment arrangements	(18,331)	(24,492)	(4,374)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable, net of reserves	(15,311)	3,883	12,005
Accounts payable and accrued expenses	188	(1,308)	3,081
Accrued compensation	(7,882)	7,440	4,212
Deferred fees	3,219	(7,759)	(526)
Taxes payable, net of prepaid taxes	20,387	35,781	1,547
Prepaid expenses and other assets	(6,597)	281	(3,163)
Deferred rent and other non-current liabilities	(676)	(359)	3,209
Other working capital accounts, net	301	1,901	3,288

Net cash provided by operating activities	207,136	211,080	207,770

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	0	(55,180)	0
Proceeds from sales of investments	0	0	25,260
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(29,343)	(20,768)	(24,040)

Net cash (used in) provided by investing activities	(29,343)	(75,948)	1,220

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(43,949)	(38,494)	(34,770)
Repurchase of common stock	(216,584)	(192,816)	(103,827)
Proceeds from employee stock plans	43,079	55,250	23,804
Tax benefits from share-based payment arrangements	18,331	24,492	4,374

Net cash used in financing activities	(199,123)	(151,568)	(110,419)

Effect of exchange rate changes on cash and cash equivalents	7,274	(4,143)	(237)

Net (decrease) increase in cash and cash equivalents	(14,056)	(20,579)	98,334
Cash and cash equivalents at beginning of year	195,741	216,320	117,986

Cash and cash equivalents at end of year	$181,685	$195,741	$216,320

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes	$36,869	$38,450	$64,536

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$12,165	$10,586	$9,348

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

Years Ended August 31,	2011	2010	2009
COMMON STOCK
Balance, beginning of year	$601	$581	$571
Common stock issued for employee stock plans	13	20	10

Balance, end of year	$614	$601	$581

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$344,144	$248,840	$206,585
Common stock issued for employee stock plans	44,290	56,747	24,258
Stock-based compensation expense	25,773	14,065	13,623
Tax benefits from share-based payment arrangements	18,331	24,492	4,374

Balance, end of year	$432,538	$344,144	$248,840

TREASURY STOCK
Balance, beginning of year	$(607,798)	$(414,995)	$(311,248)
Repurchase of common stock	(216,584)	(192,803)	(103,747)

Balance, end of year	$(824,382)	$(607,798)	$(414,995)

RETAINED EARNINGS
Balance, beginning of year	$786,844	$676,626	$567,381
Net income	171,046	150,211	144,950
Dividends	(45,812)	(39,993)	(35,705)

Balance, end of year	$912,078	$786,844	$676,626

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year	$(21,385)	$(10,223)	$2,182
Foreign currency translation adjustments	14,897	(10,073)	(13,390)
Net unrealized loss on investments, net of tax	0	0	(72)
Net unrealized gain (loss) on cash flow hedges, net of tax	828	(1,089)	1,057

Balance, end of year	$(5,660)	$(21,385)	$(10,223)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$502,406	$500,829	$465,471
Net income	171,046	150,211	144,950
Common stock issued for employee stock plans	44,303	56,767	24,268
Stock-based compensation expense	25,773	14,065	13,623
Tax benefits from share-based payment arrangements	18,331	24,492	4,374
Repurchase of common stock	(216,584)	(192,803)	(103,747)
Foreign currency translation adjustments	14,897	(10,073)	(13,390)
Net unrealized loss on investments, net of tax	0	0	(72)
Net unrealized gain (loss) on cash flow hedges, net of tax	828	(1,089)	1,057
Dividends	(45,812)	(39,993)	(35,705)

Balance, end of year	$515,188	$502,406	$500,829

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. By consolidating content from hundreds of databases with powerful analytics on a single platform, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios.

FactSet combines hundreds of datasets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of the Company’s applications. With Microsoft Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services such as workstations, content and applications.

As of August 31, 2011, the Company employed 5,251 employees, an increase of 446 over the past three months and up 28% or 1,135 employees from a year ago. Of these employees, 1,713 were located in the U.S., 591 in Europe and the remaining 2,947 in Asia Pacific. Approximately 54% of employees are involved with content collection, 20% conduct sales and consulting services, another 23% are involved in product development, software and systems engineering and the remaining 3% provide administrative support.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. Certain reclassifications have been made to amounts for prior years in order to conform to the current year’s presentation. The presentation of prior year segment operating profit for each of the Company’s reportable segments in Note 6 to the consolidated financial statements has been adjusted to conform to the current year’s presentation. This change reflects an allocation of expenses incurred in FactSet’s content collection operations located in India and the Philippines, to each of the Company’s reportable segments based on a percentage of revenues. These reclassifications between the U.S., Europe and Asia Pacific reportable segments had no effect on the Company’s previously consolidated operating income, net income or stockholders’ equity.

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2011 fourth quarter and through October 31, 2011, the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

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

Revenue Recognition

The Company’s revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. Primarily all clients are invoiced monthly to reflect the actual services provided. The remaining clients are invoiced quarterly, annually or biannually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. FactSet recognizes revenue when the client subscribes to FactSet services, the service has been rendered and earned during the month, the amount of the subscription is fixed and determinable based on established rates quoted on an annualized basis and collectability is reasonably assured. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction of revenue, with a corresponding reduction to accounts receivable.

Cost of Services

Cost of services is composed of cash and stock-based compensation for Company employees within the content collection, consulting, product development, software and systems engineering groups in addition to data costs, amortization of identifiable intangible assets, computer maintenance and depreciation expenses and client-related communication costs.

Selling, General and Administrative

Selling, general and administrative expenses include cash and stock-based compensation for the sales and various other support and administrative departments, travel and entertainment expenses, marketing costs, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other miscellaneous expenses.

Earnings per Share

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards, including employee stock options and restricted stock. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) are classified as Level 2. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2011 or 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Statements of Financial Condition as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Statements of Financial Condition as deferred fees. As of August 31, 2011, the amount of accounts receivable that was unbilled totaled $1.0 million, which was billed in fiscal 2012.

Receivable Reserve

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $2.0 million and $1.9 million was recorded as of August 31, 2011 and 2010, respectively, in the Consolidated Statements of Financial Condition as a reduction of accounts receivable.

Property, Equipment and Leasehold Improvements

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Computers and related equipment are depreciated on a straight-line basis over estimated useful lives of three years or less. Furniture and fixtures are depreciated on a straight-line basis over their estimated useful lives between five and seven years. Leasehold improvements are amortized on a straight-line basis over the terms of the related leases or estimated useful lives of the improvements, whichever period is shorter. Repairs and maintenance expenditures, which are not considered leasehold improvements and do not extend the useful life of the property and equipment, are expensed as incurred.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, Derivative Solutions, AlphaMetrics, Global Filings, DealMaven, Thomson Fundamentals and Market Metrics businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse, Derivative Solutions and Market Metrics are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value. FactSet has determined that there were three reporting units during fiscal years 2011, 2010 and 2009, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2011, 2010 and 2009 and determined that there were no reporting units that were deemed at risk and there had been no impairment.

Intangible Assets

Intangible assets consist of certain acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from the acquisitions of Insyte (data central application), LionShares (global equity ownership data), Mergerstat (M&A data), CallStreet (events and transcripts), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), Derivative Solutions (fixed income), AlphaMetrics (research and performance evaluation networking tool), Global Filings (equity and fixed income prospectuses), DealMaven (investment banking workflow tool), Thomson Fundamentals (financial data) and Market Metrics (market research data on advisor-sold investments and insurance products) and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. These intangible assets have no assigned residual values. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the periods presented.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized. FactSet capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, generally three years or less. During fiscal 2011, 2010 and 2009, the Company capitalized $0.9 million, $0.8 million and $0.8 million, respectively of internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only. In fiscal 2011, 2010 and 2009, FactSet recorded amortization expense related to capitalized software of $0.7 million, $0.6 million and $0.3 million, respectively.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed. Capitalized software development costs include purchased materials and services, the salary and benefits for the Company’s development and technical support staff and other costs associated with the enhancements of existing products and services and development of new products and services. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is generally the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Capitalized software development costs are amortized over the estimated product useful life, principally three years using the straight-line method. Research and product development costs not subject to capitalization are expensed as incurred. As of August 31, 2011 and 2010, there were no software development costs capitalized related to software to be sold, leased, or otherwise marketed.

Landlord Contributions to Leasehold Improvements

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are reported in the Deferred Rent and Other Non-Current Liabilities line item of the Company’s Consolidated Statements of Financial Condition. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain. During fiscal 2011, 2010 and 2009, cash contributions from landlords were $1.4 million, $0.5 million and $2.6 million, respectively.

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

These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of less than two years. In designing a specific hedging approach, FactSet considers several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive (loss) income and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. On an ongoing basis, all derivatives are assessed for effectiveness.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Approximately 15-20% of the Company’s employee incentive compensation programs are discretionary. FactSet conducts a final review of Company and departmental individual performance each fiscal year end to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2011 and 2010, were $37.2 million and $37.5 million, respectively.

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

FactSet recognizes the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, FactSet accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. As of August 31, 2011, the Company had gross unrecognized tax benefits totaling $7.2 million, including $0.9 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition.

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

Foreign Currency Translation

Certain wholly owned subsidiaries within the Europe and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippines Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive income as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $6.2 million and $21.1 million at August 31, 2011 and 2010, respectively.

Stock-Based Compensation

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period. FactSet uses the straight-line attribution method for all awards with graded vesting features and service conditions only. Under this method, the amount of compensation expense that is recognized on any date is at least equal to the vested portion of the award on that date. For all stock-based awards with performance conditions, the graded vesting attribution method is used by the Company to determine the monthly stock-based compensation expense over the applicable vesting periods.

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

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets on a quarterly and on-going basis. The number of performance-based options that vest will be predicated on the Company achieving certain performance levels. A change in the financial performance levels the Company achieves could result in changes to FactSet’s current estimate of the vesting percentage and related stock-based compensation.

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. From time to time, the Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

Operating Leases

The Company conducts all of its operations in leased facilities which have minimum lease obligations under non-cancelable operating leases. Certain of these leases contain rent escalations based on specified percentages. Most of the leases contain renewal options and require payments for taxes, insurance and maintenance. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the life of the lease. Lease incentives, relating to allowances provided by landlords, are amortized over the term of the lease as a reduction of rent expense. Costs associated with acquiring a subtenant, including broker commissions and tenant allowances, are amortized over the sublease term as a reduction of sublease income.

Recently Adopted Accounting Guidance

During fiscal 2011, the Financial Accounting Standards Board (“FASB”) issued several Accounting Standard Updates (“ASUs”) –ASU No. 2010-25 through ASU No. 2010-29 and ASU No. 2011-01 through ASU 2011-09. Except for the accounting guidance described in further detail below, the remaining ASUs entail technical corrections to existing guidance or affect guidance related to specialized industries or entities and do not have an impact on the Company’s financial position and results of operations.

Revenue Recognition

In October 2009, the FASB issued authoritative guidance on revenue recognition that was effective for the Company beginning on September 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. The adoption of this new guidance did not have a material impact on the Company’s financial position and results of operations.

Recent Accounting Guidance Not Yet Adopted

Fair Value Measurement and Disclosure Requirements

In January 2010, the FASB issued an accounting standard update to require disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for FactSet beginning on September 1, 2011. Other than requiring additional fair value disclosures, adoption of this new guidance will not have an impact on the Company’s financial position and results of operations.

In May 2011, the FASB issued an accounting standard update which amends the fair value measurement guidance and includes new enhanced disclosure requirements. The new guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. This accounting standard update is effective for FactSet beginning on September 1, 2012 and is not expected to have an impact on the Company’s financial position and results of operations.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. The new guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, it requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. No changes were made to the calculation and presentation of earnings per share. The Company expects to present comprehensive income in two separate but consecutive statements upon adoption, beginning in the first quarter of fiscal 2013. Other than the change in presentation, the adoption is not expected to have an impact on FactSet’s financial position and results of operations.

Goodwill Impairment Testing

In September 2011, the FASB issued an accounting standard update to simplify how an entity tests goodwill for impairment. The new guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update is effective for FactSet beginning on September 1, 2012 and is not expected to have an impact on the Company’s financial position and results of operations.

3. FAIR VALUE MEASURES

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

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. Certain assets would be classified within Level 3 of the fair value hierarchy because they trade infrequently and, therefore, have little or no transparency. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2011 or 2010.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2011 and 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$161,168	$0	$0	$161,168
Derivative instruments	0	897	0	897

Total assets measured at fair value	$161,168	$897	$0	$162,065
Liabilities
Derivative instruments	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds	$172,218	$0	$0	$172,218
Derivative instruments	0	879	0	879

Total assets measured at fair value	$172,218	$879	$0	$173,097
Liabilities
Derivative instruments	$0	$1,220	$0	$1,220

Total liabilities measured at fair value	$0	$1,220	$0	$1,220

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Statements of Financial Condition at August 31, 2011 and 2010 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents	$161,168	$0	$0	$161,168
Other current assets (derivative assets)		897		897

Total assets measured at fair value	$161,168	$897	$0	$162,065
Accounts payable and accrued liabilities (derivative liabilities)	$0	$0	$0	$0
Deferred rent and other non-current liabilities (derivative liabilities)	0	0	0	0

Total liabilities measured at fair value	$0	$0	$0	$0

	Fair Value Measurements at Reporting Date Using
August 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents	$172,218	$0	$0	$172,218
Other current assets (derivative assets)	0	879	0	879

Total assets measured at fair value	$172,218	$879	$0	$173,097
Accounts payable and accrued liabilities (derivative liabilities)	$0	$1,027	$0	$1,027
Deferred rent and other non-current liabilities (derivative liabilities)	0	193	0	193

Total liabilities measured at fair value	$0	$1,220	$0	$1,220

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During fiscal 2011, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

4. CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at August 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$20,517	$0	$20,517
Corporate money market funds	161,168	0	161,168

Total cash and cash equivalents	$181,685	$0	$181,685

The following table summarizes the Company’s cash and cash equivalents at August 31, 2010 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$23,523	$0	$23,523
Corporate money market funds	172,218	0	172,218

Total cash and cash equivalents	$195,741	$0	$195,741

The Company did not hold any investments at August 31, 2011 or 2010. The Company’s cash and cash equivalents portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2011 and 2010.

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

Cash Flow Hedges

FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of less than two years. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive (loss) income (“AOCLI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness. No amount of ineffectiveness was recorded in the Consolidated Statements of Income for the Company’s designated cash flow hedges. There was no discontinuance of cash flow hedges during fiscal 2011 or fiscal 2010 and as such, no corresponding gains or losses were reclassified into earnings.

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

At August 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Japanese Yen with U.S. dollars were ¥16.5 million and less than $0.1 million, respectively. At August 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €6.5 million and $0.9 million, respectively. There were no outstanding foreign exchange forward contracts to purchase British Pound Sterling with U.S. dollars as of August 31, 2011.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (Buy/Sell)	Aug 31, 2011	Aug 31, 2010	Aug 31, 2011	Aug 31, 2010
Euro / U.S. Dollar	$8,422	$42,367	$916	$(1,220)
British Pound Sterling / U.S. Dollar	0	30,978	0	879
Japanese Yen / U.S. Dollar	196	0	(19)	0

Total	$8,618	$73,345	$897	$(341)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Aug 31, 2011	Aug 31, 2010
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$897	$879
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$0	$(1,027)
	Deferred rent and other non-current liabilities	0	(193)

	Total liabilities	$0	$(1,220)

Derivatives not designated as hedging instruments	None	$0	$0

	Net Derivative Assets (Liabilities)	$897	$(341)

Derivatives in Cash Flow Hedging Relationships for the twelve months ended August 31, 2011 and 2010 (in thousands):

	Gain (Loss) Recognized in AOCLI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCLI into Income (Effective Portion)	Gain Reclassified from AOCLI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010		2011	2010
Foreign currency forward contracts	$5,010	$(287)	SG&A	$4,182	$802

Note: No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness.

Accumulated Other Comprehensive (Loss) Income

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCLI (in thousands):

	Twelve Months Ended August 31,
	2011	2010
Beginning balance, net of tax	$(238)	$851
Changes in fair value	5,010	(287)
Realized gain reclassified to earnings	(4,182)	(802)

Ending balance, net of tax	$590	$(238)

6. SEGMENT REPORTING

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

FactSet’s reportable segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout North America, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia, respectively. The accounting policies of the segments are the same as those described in the Note 2, Summary of Significant Accounting Policies.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. Of the total $229 million of goodwill reported by the Company at August 31, 2011, 64% was recorded in the U.S. segment, 34% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

Year Ended August 31, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$497,564	$178,693	$50,253	$726,510
Segment operating profit	135,327	79,637	23,371	238,335
Total assets	353,205	274,139	30,096	657,440
Depreciation and amortization	27,463	6,092	3,292	36,847
Stock-based compensation	23,091	2,364	318	25,773
Capital expenditures	20,588	2,770	5,985	29,343

Year Ended August 31, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$435,351	$161,649	$44,059	$641,059
Segment operating profit	124,976	72,239	24,419	221,634
Total assets	401,684	216,171	26,753	644,608
Depreciation and amortization	28,866	6,466	2,011	37,343
Stock-based compensation	12,471	1,424	170	14,065
Capital expenditures	13,890	684	6,194	20,768

Year Ended August 31, 2009	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$423,926	$156,610	$41,487	$622,023
Segment operating profit	126,190	60,132	24,708	211,030
Total assets	410,420	203,551	19,981	633,952
Depreciation and amortization	26,992	6,750	595	34,337
Stock-based compensation	12,067	1,394	162	13,623
Capital expenditures	19,144	2,772	2,124	24,040

GEOGRAPHIC INFORMATION - The following table sets forth information for those countries that are 10% or more of revenues (in thousands).

Years Ended August 31,	2011	2010	2009
Revenues*
United States	$497,564	$435,351	$423,926
United Kingdom	104,698	94,749	91,811
All other European countries	73,995	66,900	64,799
Asia Pacific	50,253	44,059	41,487

Total revenues	$726,510	$641,059	$622,023

*	Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area (in thousands):

At August 31,	2011	2010	2009
Long-lived Assets**
United States	$60,092	$62,275	$72,558
United Kingdom	6,863	7,457	9,066
All other European countries	4,075	2,283	3,424
India	4,453	3,283	771
Philippines	4,181	2,413	957
All other Asia Pacific countries	1,956	1,784	1,603

Total long-lived assets	$81,620	$79,495	$88,379

**	Long-lived assets consist of property, equipment and leasehold improvements, net of accumulated depreciation and amortization and exclude goodwill, intangible assets, deferred taxes and other assets.

7. GOODWILL

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2011 and 2010 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2009	$99,696	$78,140	$3,519	$181,355

Goodwill acquired during the period	46,130	0	0	46,130
Foreign currency translations	0	(5,862)	368	(5,494)

Balance at August 31, 2010	$145,826	$72,278	$3,887	$221,991

Goodwill acquired during the period	0	0	0	0
Foreign currency translations	0	5,894	380	6,274

Balance at August 31, 2011	$145,826	$78,172	$4,267	$228,265

There was no goodwill acquired during fiscal 2011. However, during fiscal 2010, $46.1 million of goodwill was acquired as a result of the purchase of Market Metrics, a market research firm in the U.S. focused on advisor-sold investments and insurance products, on June 1, 2010 for a total purchase price of $57.7 million, including working capital of $0.6 million. Tangible assets acquired totaled $4.6 million while liabilities assumed were $10.2 million. As of the date of acquisition, Market Metrics had annual subscriptions of $16 million and employed 25 individuals. The analytical content Market Metrics creates is original and is in demand in the industry, but it is not available from any other source. The opportunity for FactSet to grow by providing this new type of unique content to clients worldwide contributed to a purchase price in excess of fair value of the Market Metrics net tangible and intangible assets acquired. As a result, FactSet recorded goodwill of $46.1 million within the U.S. segment in connection with this transaction and is deductible for income tax purposes.

Goodwill is not amortized as it has an estimated infinite life. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2011, 2010, and 2009 and determined that there were no reporting units that were deemed at risk and there had been no impairment. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months.

8. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.1 years at August 31, 2011.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on undiscounted cash flows resulting from the use of the asset, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. These intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At August 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$52,438	$16,849	$35,589
Client relationships	21,088	12,782	8,306
Software technology	19,093	18,222	871
Non-compete agreements	1,750	437	1,313
Trade names	572	341	231

Total	$94,941	$48,631	$46,310

At August 31, 2010	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,278	$11,907	$37,371
Client relationships	20,348	9,776	10,572
Software technology	18,575	16,386	2,189
Non-compete agreements	1,813	150	1,663
Trade names	571	187	384

Total	$90,585	$38,406	$52,179

There were no intangible assets acquired during fiscal 2011. The increase in the gross carrying amount of intangible assets at August 31, 2011 as compared to August 31, 2010 was due to foreign currency translations.

During fiscal 2010, $17.2 million of intangible assets were acquired with a weighted average useful life of 6.6 years as a result of purchasing the Market Metrics business on June 1, 2010.

	Weighted Average Amortization Period	Acquisition Cost
Data content	5.0 years	$8,070
Client relationships	9.0 years	6,990
Non-compete agreements	5.0 years	1,750
Trade name	3.0 years	380

Total	6.6 years	$17,190

Amortization expense recorded for intangible assets during fiscal years 2011, 2010 and 2009 was $8.4 million, $8.5 million and $8.3 million, respectively. As of August 31, 2011, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$7,431
2013	5,919
2014	4,839
2015	4,126
2016	2,634
Thereafter	21,361

Total	$46,310

9. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

At August 31,	2011	2010
Leasehold improvements	$83,478	$75,453
Computers and related equipment	65,934	63,958
Furniture and fixtures	24,578	21,541

Subtotal	$173,990	$160,952
Less accumulated depreciation and amortization	(92,370)	(81,457)

Property, equipment and leasehold improvements, net	$81,620	$79,495

Depreciation expense was $27.9 million, $28.8 million and $26.1 million for fiscal 2011, 2010 and 2009, respectively.

10. COMMON STOCK AND EARNINGS PER SHARE

Shares of common stock outstanding were as follows (in thousands):

Years Ended August 31,	2011	2010	2009
Balance, beginning of year	46,024	46,740	47,969
Common stock issued for employee stock plans	1,283	2,068	956
Repurchase of common stock	(2,252)	(2,784)	(2,185)

Balance, end of year	45,055	46,024	46,740

Earnings per Share

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
Years Ended August 31,	2011	2010	2009	2011	2010	2009	2011	2010	2009
Basic EPS
Income available to common stockholders	$171,046	$150,211	$144,950	45,953	46,698	47,158	$3.72	$3.22	$3.07
Diluted EPS
Dilutive effect of stock options and restricted stock				1,402	1,306	1,631

Income available to common stockholders plus assumed conversions	$171,046	$150,211	$144,950	47,355	48,004	48,789	$3.61	$3.13	$2.97

Dilutive potential common shares consist of stock options and unvested restricted stock awards. There were 2,670 and 1,328,246 stock options excluded from the fiscal 2011 and 2009 calculation of diluted earnings per share, respectively, because their inclusion would have been anti-dilutive. No stock options were excluded from the fiscal 2010 calculation of diluted earnings per share. There were 11,284 restricted stock awards excluded from the calculation of diluted earnings per share in fiscal 2011 as compared to zero in 2010 or 2009.

For the twelve months ended August 31, 2011, 2010 and 2009, 1,672,975, 1,692,743 and 1,044,262, respectively, performance-based stock option grants were excluded from the calculation of diluted earnings per share. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at August 31, 2011 and 2010 for performance-based stock options granted in fiscal 2011 and 2010.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Program

On June 13, 2011, the Company’s Board of Directors approved a $200 million expansion to the existing share repurchase program. During fiscal 2011, the Company repurchased 2.3 million shares for $217 million under the existing share repurchase program. Including the $200 million expansion, $142 million remained authorized for future share repurchases at August 31, 2011. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

During fiscal 2010, the Company repurchased 2.8 million shares for $193 million under the share repurchase program, leaving $159 million authorized for future share repurchases at August 31, 2010.

Preferred Stock

At August 31, 2011 and 2010, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 11, 2011	$0.27	Regular (cash)	August, 31 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

12. COMPREHENSIVE INCOME

Comprehensive Income

The components of comprehensive income were as follows for the periods presented (in thousands):

Years Ended August 31,	2011	2010	2009
Net income	$171,046	$150,211	$144,950
Other comprehensive income, net of tax:
Net unrealized loss on investments	0	0	(72)
Net unrealized gain (loss) on cash flow hedges	828	(1,089)	1,057
Foreign currency translation adjustments	14,897	(10,073)	(13,390)

Comprehensive Income	$186,771	$139,049	$132,545

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss were as follows (in thousands):

At August 31,	2011	2010	2009
Accumulated unrealized gain (loss) on cash flow hedges, net of tax	$590	$(238)	$851
Accumulated foreign currency translation adjustments	(6,250)	(21,147)	(11,074)

Total accumulated other comprehensive (loss)	$(5,660)	$(21,385)	$(10,223)

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

In fiscal years 2011, 2010 and 2009, stock options to purchase 998,038; 2,069,336; and 398,747 shares of common stock, respectively, at prices which ranged from $35.80 to $103.30 were granted to employees and non-employee directors of the Company.

Stock Options Outstanding and Exercisable

The following table summarizes the number of options outstanding and exercisable during fiscal 2011, 2010 and 2009, respectively (in thousands, except per share data):

	2011		2010		2009
At August 31,	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	6,132	$57.28	6,451	$47.73	7,553	$39.51

Exercisable at fiscal year end	2,643	$38.99	3,331	$34.49	4,554	$28.78

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2011 (in thousands, except per share data):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$14.97 – $29.99	1,121	2.31	$23.93	$71,721	1,121	$23.93	$71,721
$30.00 – $49.99	1,058	2.94	$40.69	$49,968	891	$41.33	$41,483
$50.00 – $66.45	1,285	3.95	$62.84	$32,208	618	$62.34	$15,795
$66.46 – $79.99	1,689	5.41	$66.91	$35,437	13	$66.56	$278
$80.00 – $103.30	979	6.49	$89.50	$(1,560)	0	$0	$0

	6,132	4.28	$57.28	$187,774	2,643	$38.99	$129,277

The total number of in-the-money options exercisable as of August 31, 2011 was 2.6 million with a weighted average exercise price of $38.99. As of August 31, 2010, 3.3 million in-the-money outstanding options were exercisable with a weighted average exercise price of $34.49. The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2011 and 2010 was $129.3 million and $130.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $87.90 at August 31, 2011 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during fiscal 2011, 2010 and 2009 was $71.3 million, $83.5 million, and $19.7 million, respectively.

Stock Option Activity

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2008	8,916	$40.11
Granted – non performance-based	330	36.00
Granted – non-employee Directors grant	69	42.09
Exercised	(797)	22.23
Forfeited*	(965)	58.31

Balance at August 31, 2009	7,553	$39.51
Granted – non performance-based	329	63.42
Granted – performance-based	1,721	66.91
Granted – non-employee Directors grant	19	66.81
Exercised	(1,980)	25.77
Forfeited**	(1,191)	64.47

Balance at August 31, 2010	6,451	$47.73
Granted – non performance-based	91	89.45
Granted – performance-based	892	89.39
Granted – non-employee Directors grant	15	95.05
Exercised	(1,209)	32.08
Forfeited	(108)	66.55

Balance at August 31, 2011	6,132	$57.28

*	In August 2007, the Company granted 896,194 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. As such, these performance-based stock options were recorded as forfeitures in August 2009.
**	In August 2008, the Company granted 1,058,981 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2010. As such, these performance-based stock options were recorded as forfeitures in August 2010.

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

August 2007 Annual Employee Performance-based Option Grant Review

In August 2007, the Company granted 896,194 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2009. These performance-based options were recorded as forfeitures in August 2009.

August 2008 Annual Employee Performance-based Option Grant Review

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

October 2009 Annual Employee Performance-based Option Grant Review

In October 2009, the Company granted 900,665 performance-based employee stock options. 100% of these performance-based stock options are expected to vest because FactSet achieved organic ASV and diluted earnings per share growth of more than 10% on a compounded annual basis for the two years ended August 31, 2011. This reflected a higher performance level than previously estimated and accordingly increased the number of options that will vest, which required FactSet to record an incremental $5.8 million of stock-based compensation during fiscal 2011. The amount of additional stock-based compensation represents the cumulative adjustment to change the vesting percentage to 100% as of August 31, 2011 and increased the total unamortized stock-based compensation expense to be recognized over the remaining vesting period to $6.8 million.

November 2010 Annual Employee Performance-based Option Grant Review

In November 2010, the Company granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At August 31, 2011, the Company estimated that 20% or 146,867 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $2.3 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels FactSet achieves could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2011	One-time Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(760)	$0
20%	$2,268	$0	$136
60%	$6,804	$1,520	$408
100%	$11,340	$3,040	$680

*	Amounts represent the one-time cumulative adjustment to be recorded for the November 2010 performance-based option grant if there had been a change in the vesting percentage as of August 31, 2011. The one-time cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

Other Performance-based Option Grants

Between June 2010 and July 2011, the Company granted 978,173 performance-based employee stock options that vest based on FactSet achieving certain ASV targets over a six year period. As of August 31, 2011, the Company estimated that 204,933 of these performance-based stock options will vest. A change from the previously expected outcome of these performance-based stock options due to accelerating ASV growth rates over the past three months required FactSet to record an incremental $1.3 million of stock-based compensation during the fourth quarter of fiscal 2011. This amount of additional stock-based compensation represented the cumulative adjustment from a change in the vesting period based on achieving ASV targets earlier than previously estimated. As of August 31, 2011, unamortized stock-based compensation expense of $2.1 million is to be recognized over the remaining vesting period.

If 100% of the 978,173 performance-based stock options granted between June 2010 and July 2011 were to vest due to unforeseen significant ASV growth in future fiscal years, the Company would incur an incremental $16.2 million of stock-based compensation over the vesting period. However, as of August 31, 2011, the Company expects that only 204,933 of the total 978,173 performance-based stock options will vest and be expensed.

Restricted Stock and Stock Unit Awards

The Company’s option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2009	0	$0
Granted (restricted stock and stock units)	267	$61.67
Vested	0	$0
Canceled/forfeited	(6)	$62.85

Balance at August 31, 2010	261	$61.65
Granted (restricted stock and stock units)	154	$87.55
Vested	0	$0
Canceled/forfeited	(8)	$69.41

Balance at August 31, 2011	407	$71.31

During fiscal 2011, there were 154,281 restricted stock awards and restricted stock units granted as summarized below.

November 2010 Employee Restricted Stock Award

In November 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards in November 2010 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted in November 2010 was $84.38. As of August 31, 2011, unamortized stock-based compensation expense of $6.9 million is to be amortized to compensation expense over the remaining vesting period.

January 2011 Employee Restricted Stock Award

In January 2011, the Company granted 366 restricted stock awards with a fair value of $95.24, which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method and are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As of August 31, 2011, unamortized stock-based compensation expense of less than $0.1 million is to be amortized ratably to compensation expense over the remaining vesting period.

April 2011 Employee Restricted Stock Award

In April 2011, the Company granted 30,090 restricted stock awards with a fair value of $99.75, which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 100% after three years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method and are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As of August 31, 2011, unamortized stock-based compensation expense of $2.6 million is to be amortized to compensation expense over the remaining vesting period.

During fiscal 2010, there were 266,824 restricted stock awards and restricted stock units granted as summarized below.

October 2009 Employee Restricted Stock Award

In October 2009, the Company granted 161,794 restricted stock awards with a fair value of $62.85, which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method and are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As of August 31, 2011, unamortized stock-based compensation expense of $5.3 million is to be amortized ratably to compensation expense over the remaining vesting period.

February 2010 Employee Restricted Stock Award

In February 2010, the Company granted 90,030 restricted stock awards which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. Of the total number of restricted stock awards granted, 55,572 awards cliff vest 100% after three years while the remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years. The weighted average fair value of the restricted stock awards granted in February was $59.42. As of August 31, 2011, unamortized stock-based compensation expense of $2.9 million is to be amortized to compensation expense over the remaining vesting period.

Other Employee Restricted Stock Units Granted (Performance-based)

Between June 2010 and July 2011, the Company granted 21,102 restricted stock units with a fair value of $69.88. A restricted stock unit is a promise to deliver shares to the employee at a future date if certain vesting conditions are met. The primary difference between a restricted stock unit and restricted stock is the timing of the delivery of the underlying shares. FactSet is not required to deliver the shares to the employees until the vesting conditions are met. The Company’s restricted stock units are performance-based and cliff vest 25% when serviced ASV targets are achieved during a six year period. Restricted stock units are amortized to expense based on a graded-vesting attribution approach over the vesting period. A change from the previously expected outcome of these restricted stock units due to accelerating ASV growth rates over the past three months required FactSet to record an incremental $0.4 million of stock-based compensation during the fourth quarter of fiscal 2011. This amount of additional stock-based compensation represented the cumulative adjustment from a change in the vesting period based on achieving ASV targets earlier than previously estimated. As of August 31, 2011, unamortized stock-based compensation expense of $0.6 million is to be amortized to compensation expense over the remaining vesting period.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under Employee Stock Option Plans	Share-based Awards Available for Grant under Non-Employee Stock Option Plans
Balance at August 31, 2008	3,489	0
Adoption of the 2008 Non-Employee Plan	0	250
Granted – non performance-based options	(330)	0
Granted – non-employee Directors grant	0	(69)
Restricted stock awards granted*	0	0
Share-based awards canceled/forfeited	965	0

Balance at August 31, 2009	4,124	181
Granted – non performance-based options	(329)	0
Granted – performance-based options	(1,721)	0
Granted – non-employee Directors grant	0	(19)
Restricted stock awards granted*	(667)	0
Share-based awards canceled/forfeited	1,204	0
Share-based awards expired**	(395)	0

Balance at August 31, 2010	2,216	162
Amendment to the 2004 Stock Option and Award Plan to increase the number of shares available for issuance***	4,000	0
Granted – non performance-based options	(91)	0
Granted – performance-based options	(892)	0
Granted – non-employee Directors grant	0	(15)
Restricted stock awards granted*	(386)	0
Share-based awards canceled/forfeited	130	0

Balance at August 31, 2011	4,977	147

*	For each share awarded as restricted stock under the Company’s Option Plans, an equivalent of 2.5 shares were deducted from the available share-based awards balance.
**	Represents the remaining stock options available for grant within the Company’s 2000 Stock Option plan that expired in January 2010 because they were never granted.
***	As of November 30, 2010, 1.0 million shares remained available for future grant of share-based awards under the Company’s 2004 Stock Option and Award Plan, a number that the Company believed to be insufficient to meet its anticipated needs over the next 12 to 18 months. Therefore, the Company’s Board of Directors approved, subject to stockholder approval, an amendment to increase the maximum number of shares of FactSet common stock issuable under the 2004 Stock Option and Award Plan by 4,000,000 shares. The stockholders of FactSet voted on and approved the Amended and Restated FactSet Research Systems Inc. 2004 Stock Option and Award Plan at the Company’s annual meeting held on December 14, 2010, including the reservation of an additional 4,000,000 shares of common stock for issuance.

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

During fiscal 2011, employees purchased 75,718 shares at a weighted average price of $75.36 as compared to 91,429 shares at a weighted average price of $53.84 in fiscal 2010 and 144,513 shares at a weighted average price of $34.53 in fiscal 2009. At August 31, 2011, 280,538 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $5.9 million, $5.5 million, and $5.0 million in matching contributions to employee 401(k) accounts during fiscal 2011, 2010 and 2009, respectively.

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

The following table summarizes stock-based compensation expense for fiscal years 2011, 2010 and 2009 (in thousands):

	2011		2010	2009
Stock-based compensation	$25,773	*	$14,065	$13,623
Tax impact of stock-based compensation	(7,990)		(4,627)	(4,550)

Stock-based compensation, net of tax	$17,783		$9,438	$9,073

*	Included in fiscal 2011 was a pre-tax stock-based compensation charge of $7.9 million ($5.4 million after-tax) from an increase in the estimated number of performance-based options that will vest due to accelerating levels of ASV and diluted EPS than previously expected. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed.

As of August 31, 2011, $44.3 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. There was no stock-based compensation capitalized as of August 31, 2011 and 2010, respectively.

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

•	Q2 2011 – 65,224 performance-based employee stock options were granted at a weighted average exercise price of $99.78 and a weighted average estimated fair value of $29.07 per share.

•	Q3 2011 – 6,408 non performance-based employee stock options were granted at a weighted average exercise price of $103.30 and a weighted average estimated fair value of $23.41 per share.

•	Q4 2011 – 17,842 performance-based employee stock options were granted at a weighted average exercise price of $96.10 and a weighted average estimated fair value of $28.02 per share.

Fiscal 2010

•

Q1 2010 – 32,476 non performance-based employee stock options and 900,665 performance-based employee stock options were granted at a weighted average exercise price of $66.46 and a weighted average estimated fair value of $19.99 per share.

•	Q2 2010 – 297,483 non performance-based employee stock options were granted at a weighted average exercise price of $63.09 and a weighted average estimated fair value of $21.01 per share.

•	Q3 2010 – there were no stock options granted during the third quarter of fiscal 2010.

•	Q4 2010 – 820,202 performance-based employee stock options were granted at a weighted average exercise price of $67.41 and a weighted average estimated fair value of $20.19 per share.

Fiscal 2009

•	Fiscal 2009 - 329,857 non performance-based employee stock options were granted at a weighted average exercise price of $36.00 and a weighted average estimated fair value of $9.39 per share.

The weighted average estimated fair value of employee stock options granted during fiscal 2011, 2010 and 2009 was determined using the binomial model with the following weighted average assumptions:

	2011	2010	2009
Term structure of risk-free interest rate	0.18% - 1.88%	0.15% - 3.30%	0.89% - 3.09%
Expected life	4.0 - 6.5 years	4.0 - 6.7 years	5.0 - 5.4 years
Term structure of volatility	23% - 35%	27% - 36%	33% - 38%
Dividend yield	1.25%	1.51%	2.01%
Weighted average estimated fair value	$24.78	$20.22	$9.39
Weighted average exercise price	$89.39	$66.35	$36.00
Fair value as a percentage of exercise price	27.7%	30.5%	26.1%

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

Non-Employee Director Stock Option Grants

On December 16, 2008, the Company’s stockholders approved the 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) that provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. The ratification of the Directors’ Plan replaced the FactSet 1998 Non-Employee Directors’ Stock Option Plan, which had expired on November 1, 2007, except with respect to outstanding options previously granted thereunder. A total of 250,000 shares of FactSet common stock have been reserved for issuance under the Directors’ Plan. The expiration date of the Directors’ Plan is December 1, 2018. The shares of common stock to be issued may be either authorized and unissued shares or shares held by the Company in its treasury. Consistent with the 1998 Non-Employee Directors’ Stock Option Plan, the new 2008 Directors’ Plan provides for annual equity grants for each non-employee director and allows the Company greater flexibility to change the vesting schedule per option grant, modify the number of options granted on an annual basis and adjust the term of the grants.

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

Fiscal 2009

On January 15, 2009, 68,890 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $12.08 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.45%
Expected life	5.51 years
Expected volatility	35.2%
Dividend yield	1.70%

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

Fiscal 2011

•	117,723 shares of restricted stock with a fair value of $84.38 were granted on November 8, 2010.

•	366 shares of restricted stock with a fair value of $95.24 were granted on January 27, 2011.

•	3,291 restricted stock units with a fair value of $83.49 were granted on November 8, 2010.

•	1,719 restricted stock units with a fair value of $94.50 were granted on January 27, 2011.

•	30,090 restricted stock units with a fair value of $99.75 were granted on April 14, 2011.

•	1,092 restricted stock units with a fair value of $91.54 were granted on July 22, 2011.

Fiscal 2010

•	161,794 shares of restricted stock with a fair value of $62.85 were granted on October 23, 2009.

•

90,030 restricted stock awards with a fair value of $59.42 were granted on February 9, 2010. Of the total number of restricted stock awards granted, 55,572 cliff vest 100% after three years. The remaining 34,458 restricted stock awards cliff vest 50% after four years and the other 50% after six years.

•	15,000 restricted stock units with a fair value of $62.49 were granted on June 1, 2010.

Fiscal 2009

•	There were no restricted stock awards granted during fiscal 2009.

Employee Stock Purchase Plan Fair Value Determinations

During fiscal 2011, employees purchased 75,718 shares at a weighted average price of $75.36 as compared to 91,429 shares at a weighted average price of $53.84 in fiscal 2010 and 144,513 shares at a weighted average price of $34.53 in fiscal 2009. At August 31, 2011, 280,538 shares were reserved for future issuance under the Purchase Plan. Stock-based compensation expense recorded during fiscal 2011, 2010, and 2009 relating to the employee stock purchase plan was $1.1 million, $1.0 million and $1.1 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during fiscal years 2011, 2010 and 2009 were $15.99, $11.21, and $9.12 per share, respectively, with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	0.10%	0.12%	0.31%
Expected life	3 months	3 months	3 months
Expected volatility	11.9%	13.8%	24.6%
Dividend yield	1.04%	1.33%	1.72%

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

15. INCOME TAXES

Provision for Income Taxes

For fiscal 2011, U.S. and non-U.S. income before income taxes was $198.7 million and $40.3 million, respectively. For fiscal 2010, U.S. and non-U.S. income before income taxes was $182.1 million and $40.1 million, respectively. For fiscal 2009, U.S. and non-U.S. income before income taxes was $196.3 million and $15.8 million, respectively.

The provision for income taxes by geographic operations is as follows (in thousands):

Years Ended August 31,	2011		2010		2009
U.S. operations	$58,125		$62,554		$63,650
Non-U.S. operations	9,787		9,416		3,522

Total provision for income taxes	$67,912	*	$71,970	**	$67,172	***

*	Includes income tax benefits of $6 million from the reenactment of the U.S. Federal R&D credit in December 2010 and the finalization of the fiscal 2010 tax return.
**	Includes income tax benefits of $1.3 million from the finalization of the fiscal 2009 tax return, adjustments to certain reserves to reflect the lapse of statute of limitations and higher levels of non-U.S. taxable income.
***	Includes income tax benefits of $4.0 million from the reenactment of the U.S. Federal R&D credit in October 2008, finalizing prior year tax returns, adjusting certain reserves to reflect the lapse of statute of limitations and a benefit from repatriating foreign earnings to the U.S.

The components of the provision for income taxes consist of the following (in thousands):

Years Ended August 31,	2011	2010	2009
Current:
U.S. federal	$53,925	$63,712	$60,547
U.S. state and local	4,833	4,839	6,383
Non-U.S.	10,728	10,151	4,570

Total current taxes	$69,486	$78,702	$71,500

Deferred:
U.S. federal	$606	$5,718	$3,050
U.S. state and local	27	279	230
Non-U.S.	941	735	1,048

Total deferred taxes	$1,574	$6,732	$4,328

Total tax provision	$67,912	$71,970	$67,172

The following table provides the effective tax rate for the twelve months ended August 31, 2011, 2010 and 2009 (in thousands, except percentages):

Years Ended August 31,	2011	2010	2009
Income before income taxes	$238,958	$222,181	$212,122
Provision for income taxes	$67,912	$71,970	$67,172

Effective tax rate	28.4%	32.4%	31.7%

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

Years Ended August 31,	2011	2010	2009
Tax at federal U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.2	2.1	2.7
Foreign income at other than U.S. rates	(1.7)	(1.8)	(1.0)
Domestic production activities (Section 199) deduction	(2.1)	(1.9)	(1.6)
Income tax benefit from R&D tax credits	(4.9)	(0.6)	(2.2)
Income tax benefits from foreign tax credits	(0.7)	(0.5)	(1.3)
Other, net	0.6	0.1	0.1

Effective tax rate	28.4%	32.4%	31.7%

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

At August 31,	2011	2010
Deferred tax assets
Current
Receivable reserve	$736	$(700)
Deferred rent	3,272	3,397
Other	0	115

Net current deferred taxes	$4,008	$2,812

Non-current
Depreciation on property, equipment and leasehold improvements	$2,437	$5,078
Deferred rent	2,793	2,788
Stock-based compensation	18,096	13,087
Purchased intangible assets, including acquired technology	(4,549)	(3,293)
Other	1,389	1,941

Net non-current deferred taxes	$20,166	$19,601

Total deferred tax assets	$24,174	$22,413

The significant components of deferred tax liabilities that are recorded in the Consolidated Statements of Financial Condition were as follows (in thousands):

At August 31,	2011	2010
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,712	$3,731

Total deferred tax liabilities (non-current)	$3,712	$3,731

A provision has not been made for additional U.S. Federal taxes as of August 31, 2011 on undistributed earnings of foreign subsidiaries, except for France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at August 31, 2011 and 2010. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of August 31, 2011, the Company had gross unrecognized tax benefits totaling $7.2 million, including $0.9 million of accrued interest, recorded as non-current taxes payable in the Statement of Financial Condition. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits from August 31, 2009 to August 31, 2011 (in thousands):

Unrecognized income tax benefits at August 31, 2009	$6,437
Additions based on tax positions related to the current year	1,301
Additions for tax positions of prior years (includes $0.5 million for the payment of interest)	469
Lapse of statue of limitations	(861)
Reductions from settlements with taxing authorities	0

Unrecognized income tax benefits at August 31, 2010	$7,346
Additions based on tax positions related to the current year	1,258
Additions for tax positions of prior years (includes $0.4 million for the payment of interest)	1,493
Lapse of statue of limitations	(964)
Reductions from settlements with taxing authorities	(1,929)

Unrecognized income tax benefits at August 31, 2011	$7,204

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2011, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

Lease Commitments

At August 31, 2011, the Company leases approximately 169,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; and Milan, Italy. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During fiscal year 2011, FactSet entered into the following new lease agreements:

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

•

Hyderabad, India: New lease agreements for additional space to support the Company’s expanding content collection operations in India were entered into, which will result in incremental future minimum rental payments of $2.6 million over the non-cancelable lease term of approximately five years.

•

Manila, the Philippines: New lease agreements for additional space to support the Company’s expanding content collection operations in the Philippines were entered into, which will result in incremental future minimum rental payments of $1.3 million over the non-cancelable lease term of approximately five years.

•

Dubai, United Arab Emirates: The Company’s global presence expanded with the opening of a Dubai office in December 2010, joining FactSet’s network of more than 24 offices around the world. The new lease will result in incremental future minimum rental payments of $0.2 million over the non-cancelable lease term of one year.

•

Frankfurt, Germany: The existing lease agreement for space in Frankfurt, Germany was amended during fiscal 2011 to increase the size of the FactSet leased office space. The amended lease will result in incremental future minimum rental payments of $4.5 million over the non-cancelable lease term of ten years.

Including the new lease agreements entered into during fiscal 2011, the Company’s worldwide leased office space increased to approximately 724,200 square feet at August 31, 2011, up 13% from a year ago.

At August 31, 2011, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2012	$25,897
2013	25,119
2014	20,484
2015	17,602
2016	13,975
Thereafter	46,683

Total	$149,760

During fiscal 2011, 2010 and 2009, rental expense for all operating leases amounted to approximately $32.8 million, $30.6 million, and $26.7 million, respectively. Approximately $4.4 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current lease office space as of August 31, 2011. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2011 and 2010, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2011 and 2010, the Company had total purchase commitments with suppliers of $47.8 million and $45.6 million, respectively.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The outcome of these matters is currently not determinable.

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

Revolving Credit Facility

FactSet’s three-year credit facility with JPMorgan Chase Bank matured on March 31, 2011. Prior to its maturity date, the credit facility was available in an aggregate principal amount of up to $12.5 million for working capital and general corporate purposes. The Company was obligated to pay a commitment fee on the unused portion of the facility at a weighted average annual rate of 0.125%. The facility also contained covenants that, among other things, required FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios.

17. RISKS AND CONCENTRATIONS OF CREDIT RISK

Financial Risk Management

In the normal course of business, FactSet is exposed to foreign currency exchange risk and interest rate risk that could impact its financial position and results of operations.

Foreign Currency Exchange Risk

The Company is exposed to changes in foreign currency exchange rates, which could affect its operating results, financial position and cash flows. The Company’s primary foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen, Indian Rupee and Philippines Peso. The Company’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while its non-U.S. dollar denominated expenses are $165 million, which translates into a net foreign currency exposure of $149 million per year. To the extent that FactSet’s international activities recorded in local currencies increase in the future, its exposure to fluctuations in currency exchange rates will correspondingly increase. FactSet manages its exposure to foreign currency exchange risk through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. FactSet only enters into foreign currency forward contracts to manage foreign currency exposures. The fair market values of all the Company’s derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. See Note 5 to the Consolidated Financial Statements for additional analysis of the Company’s foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of the Company’s cash and cash equivalents at August 31, 2011 was $182 million. FactSet’s cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Because FactSet has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and cash equivalents have been significantly impacted by the recent credit crisis.

Current market events have not required the Company to modify materially or change its financial risk management strategies with respect to its exposures to foreign currency exchange risk and interest rate risk.

Concentrations of Credit Risk

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any fiscal year presented. As of August 31, 2011 and 2010, respectively, the Company’s largest individual client accounted for 2% of total subscriptions. In both years, subscriptions from the ten largest clients did not surpass 16% of total subscriptions.

Derivative Instruments

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related to credit default swaps as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions (JPMorgan Chase and Bank of America) and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties.

Data Content Providers

Certain datasets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. However, FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. No single vendor or data supplier represented 10% or more of FactSet’s total expenses in any fiscal year presented.

18. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for the eight quarters in the period ended August 31, 2011. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$173,289	$177,635	$183,647	$191,939
Cost of services	56,785	60,137	62,224	65,477
Selling, general and administrative	57,075	59,405	59,600	67,472
Operating income	59,429	58,093	61,823	58,990
Net income	41,601	45,254	43,311	40,880
Diluted earnings per common share	$0.88	$0.95	$0.92	$0.88
Weighted average common shares (diluted)	47,487	47,427	47,154	46,595

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$155,243	$157,281	$160,301	$168,234
Cost of services	50,407	50,870	51,355	53,918
Selling, general and administrative	50,789	51,938	53,262	56,886
Operating income	54,047	54,473	55,684	57,430
Net income	36,143	36,119	38,658	39,291
Diluted earnings per common share	$0.74	$0.75	$0.81	$0.83
Weighted average common shares (diluted)	48,876	48,066	47,725	47,280

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 49.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 50.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 31, 2011, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 31, 2011, all of which information is incorporated herein by reference.

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

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and general location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 31, 2011, all of which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in the definitive Proxy Statement dated October 31, 2011, all of which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the captions “Corporate Governance” and “Director Compensation,” contained in the definitive Proxy Statement dated October  31, 2011, all of which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the captions “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 31, 2011, all of which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Consolidated Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 48 is incorporated herein by reference as the list of financial statements required as part of this report.

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended August 31, 2011, 2010, and 2009 (in thousands):

Receivable reserve and billing adjustments*	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-offs, Net of Recoveries	Balance at End of Year
2011	$1,862	$1,748	$1,655	$1,955
2010	$1,712	$2,903	$2,753	$1,862
2009	$1,681	$2,488	$2,457	$1,712

*	Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenues.

Additional financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3. Exhibits

EXHIBIT NUMBER	DESCRIPTION

3.1	Restated Certificate of Incorporation (1)

3.2	Amendment to the Restated Certificate of Incorporation (2)

3.3	By-laws of FactSet Research Systems Inc. (3)

3.4	Amended and Restated By-laws of FactSet Research Systems Inc. (4)

4	Form of Common Stock (1)

10.1	Severance Agreement dated as of September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh

10.2	The FactSet Research Systems Inc. 1994 Stock Option Plan and 1996 Stock Option Plan (5)

10.3	The FactSet Research Systems Inc. 2000 Stock Option Plan (6)

10.4	The FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated (7)

10.5	The FactSet Research Systems Inc. 1998 Non-Employee Directors’ Stock Option Plan (8)

10.6	The FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan (9)

10.7	The FactSet Research Systems Inc. 2001 Employee Stock Purchase Plan (10)

10.8	The FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (9)

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04238).
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for fiscal year 2001.
(3)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.
(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of fiscal year 2009.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).
(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).
(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171667).
(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).
(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-156649).
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-57880).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 31, 2011	/s/ PHILIP A. HADLEY
Philip A. Hadley
Chairman and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ PHILIP A. HADLEY Philip A. Hadley	Chairman and Chief Executive Officer (Principal Executive Officer)	October 31, 2011

/S/ MAURIZIO NICOLELLI Maurizio Nicolelli	Senior Vice President and Director of Finance (Principal Financial Officer)	October 31, 2011

/S/ MATTHEW J. MCNULTY Matthew J. McNulty	Vice President and Controller (Principal Accounting Officer)	October 31, 2011

/S/ CHARLES J. SNYDER Charles J. Snyder	Vice Chairman of the Board of Directors	October 31, 2011

/S/ JAMES J. MCGONIGLE James J. McGonigle	Lead Independent Director	October 31, 2011

/S/ SCOTT A. BILLEADEAU Scott A. Billeadeau	Director	October 31, 2011

/S/ MICHAEL F. DICHRISTINA Michael F. DiChristina	Director	October 31, 2011

/S/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director	October 31, 2011

/S/ WALTER F. SIEBECKER Walter F. Siebecker	Director	October 31, 2011

/S/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	October 31, 2011