Form 10-Q
period 2011-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2012-01-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended November 30, 2011

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, on November 30, 2011 was 45,113,931.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2011

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2011	2010
Revenues	$196,448	$173,289

Operating expenses
Cost of services	66,833	56,785
Selling, general and administrative	62,862	57,075
Total operating expenses	129,695	113,860

Operating income	66,753	59,429

Other income	277	125
Income before income taxes	67,030	59,554

Provision for income taxes	21,486	17,953
Net income	$45,544	$41,601

Basic earnings per common share	$1.01	$0.90
Diluted earnings per common share	$0.99	$0.88

Weighted average common shares (Basic)	45,107	46,283
Weighted average common shares (Diluted)	46,103	47,487

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	November 30, 2011	August 31, 2011

ASSETS
Cash and cash equivalents	$193,754	$181,685
Investments	13,792	0
Accounts receivable, net of reserves of $1,933 at November 30, 2011 and $1,955 at August 31, 2011	64,833	75,004
Deferred taxes	3,821	4,008
Prepaid expenses and other current assets	11,361	12,473
Total current assets	287,561	273,170

Property, equipment and leasehold improvements, at cost	181,321	173,990
Less accumulated depreciation and amortization	(101,256)	(92,370)
Property, equipment and leasehold improvements, net	80,065	81,620

Goodwill	224,776	228,265
Intangible assets, net	43,077	46,310
Deferred taxes	19,970	20,166
Other assets	8,057	7,909
TOTAL ASSETS	$663,506	$657,440

LIABILITIES
Accounts payable and accrued expenses	$29,216	$24,603
Accrued compensation	16,493	41,536
Deferred fees	26,975	28,252
Taxes payable	10,416	2,867
Dividends payable	12,181	12,165
Total current liabilities	95,281	109,423

Deferred taxes	3,386	3,712
Taxes payable	7,526	7,204
Deferred rent and other non-current liabilities	20,948	21,913
TOTAL LIABILITIES	$127,141	$142,252
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 100,000,000 shares authorized, 61,637,672 and 61,427,391 shares issued; 45,113,931 and 45,055,219 shares outstanding at November 30, 2011 and August 31, 2011, respectively	616	614
Additional paid-in capital	448,845	432,538
Treasury stock, at cost: 16,523,741 and 16,372,172 shares at November 30, 2011 and August 31, 2011, respectively	(839,114)	(824,382)
Retained earnings	945,442	912,078
Accumulated other comprehensive loss	(19,424)	(5,660)
TOTAL STOCKHOLDERS’ EQUITY	536,365	515,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$663,506	$657,440

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,544	$41,601
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,403	9,392
Stock-based compensation expense	5,880	3,677
Deferred income taxes	57	(1,151)
Gain on sale of assets	(1)	(1)
Tax benefits from share-based payment arrangements	(3,178)	(7,505)
Changes in assets and liabilities
Accounts receivable, net of reserves	10,171	(4,176)
Accounts payable and accrued expenses	2,839	3,155
Accrued compensation	(24,523)	(32,087)
Deferred fees	(1,279)	550
Taxes payable, net of prepaid taxes	10,979	10,992
Prepaid expenses and other assets	539	(1,652)
Deferred rent and other non-current liabilities	(611)	(704)
Other working capital accounts, net	(66)	93
Net cash provided by operating activities	54,754	22,184

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments	(15,000)	0
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(6,054)	(8,021)
Net cash used in investing activities	(21,054)	(8,021)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(12,084)	(10,517)
Repurchase of common stock	(14,732)	(26,107)
Proceeds from employee stock plans	7,420	20,145
Tax benefits from share-based payment arrangements	3,178	7,505
Net cash used in financing activities	(16,218)	(8,974)

Effect of exchange rate changes on cash and cash equivalents	(5,413)	1,421
Net increase in cash and cash equivalents	12,069	6,610
Cash and cash equivalents at beginning of period	181,685	195,741
Cash and cash equivalents at end of period	$193,754	$202,351

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2011
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

As of November 30, 2011, the Company employed 5,450 employees, an increase of 199 over the past three months and up 22% or 991 employees from a year ago. Of these employees, 1,724 were located in the U.S., 594 in Europe and the remaining 3,132 in Asia Pacific. Approximately 55% of employees are involved with content collection, 19% conduct sales and consulting services, another 23% are involved in product development, software and systems engineering and the remaining 3% provide administrative support.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. Certain reclassifications have been made to amounts for prior years in order to conform to the current year’s presentation.

The accompanying financial data as of November 30, 2011 and for the three months ended November 30, 2011 and 2010 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Fair Value Measurement and Disclosure Requirements
On September 1, 2011, FactSet adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective during the first quarter of fiscal 2012 have had or are expected to have an impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued an accounting standard update which amends the fair value measurement guidance and includes new enhanced disclosure requirements. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. This accounting standard update is effective for FactSet beginning in the first quarter of fiscal 2013 and is not expected to have an impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, it requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. No changes were made to the calculation and presentation of earnings per share. The Company expects to present comprehensive income in two separate but consecutive statements upon adoption, beginning in the first quarter of fiscal 2013. Other than the change in presentation, the adoption is not expected to have an impact on the Company’s consolidated financial statements.

Goodwill Impairment Testing
In September 2011, the FASB issued an accounting standard update intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update is effective for FactSet beginning in the first quarter of fiscal 2013 and is not expected to have an impact on the Company’s consolidated financial statements.

4. FAIR VALUE MEASURES

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and considers assumptions that market participants would use when pricing the asset or liability.

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

Level 1 – applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets and liabilities include FactSet’s corporate money market funds that are classified as cash equivalents.

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s certificates of deposit and derivative instruments are classified as Level 2.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of November 30, 2011 or August 31, 2011.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2011 and August 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date
November 30, 2011	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$170,621	$0	$0	$170,621
Certificates of deposit (2)	$0	$13,792	$0	$13,792
Total assets measured at fair value	$170,621	$13,792	$0	$184,413

Liabilities
Derivative instruments (3)	$0	$2,442	$0	$2,442

Total liabilities measured at fair value	$0	$2,442	$0	$2,442
	Fair Value Measurements at Reporting Date
August 31, 2011	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$161,168	$0	$0	$161,168
Derivative instruments (3)	0	897	0	897
Total assets measured at fair value	$161,168	$897	$0	$162,065

Liabilities
Derivative instruments (3)	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0

(1)
The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in cash and cash equivalents on the consolidated balance sheet.

(2)
The Company’s certificates of deposit held for investment are not debt securities and are classified as Level 2. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Company’s consolidated balance sheet.

(3)
The Company utilizes the income approach to measure fair value for its derivative instruments (foreign exchange forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore are classified as Level 2.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at November 30, 2011 and August 31, 2011 as follows (in thousands):

	Fair Value Measurements at Reporting Date
November 30, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$170,621	$0	$0	$170,621
Investments (short-term)	$0	$13,792	$0	$13,792

Total assets measured at fair value	$170,621	$13,792	$0	$184,413

Accounts payable and accrued liabilities (derivative liabilities)	$0	$2,442	$0	$2,442

Total liabilities measured at fair value	$0	$2,442	$0	$2,442
	Fair Value Measurements at Reporting Date
August 31, 2011	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$161,168	$0	$0	$161,168
Other current assets (derivative assets)	0	897	0	897
Total assets measured at fair value	$161,168	$897	$0	$162,065

Accounts payable and accrued liabilities (derivative liabilities)	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended November 30, 2011, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents - consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at November 30, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$23,133	$0	$23,133
Corporate money market funds	170,621	0	170,621
Total cash and cash equivalents	$193,754	$0	$193,754

The following table summarizes the Company’s cash and cash equivalents at August 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$20,517	$0	$20,517
Corporate money market funds	161,168	0	161,168
Total cash and cash equivalents	$181,685	$0	$181,685

Investments - during the first quarter of fiscal 2012, the Company purchased $15.0 million of certificates of deposit with maturity dates ranging from nine months to twelve months from purchase date. These certificates of deposit are held for investment and are not debt securities. Interest income from the certificates of deposit was $0.1 million during the first quarter of fiscal 2012. The fair value of the certificates of deposit at November 30, 2011 was $13.8 million and reported as investments (short-term) in the Company’s consolidated balance sheet. The reason for the change in fair value during the quarter was from the impact of foreign currency as these investments are not held in U.S. dollars.

The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2012 and 2011.

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

Cash Flow Hedges
FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of less than two years. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the first quarter of fiscal 2012 or fiscal 2011 and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive (loss) income (“AOCLI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

During the first quarter of fiscal 2012, FactSet entered into foreign currency forward contracts to hedge approximately 90% of its Indian Rupee exposure through the end of the first quarter of fiscal 2013. During the first quarter of fiscal 2011, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its Japanese Yen operating income through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of its net British Pound Sterling exposure through the end of the third quarter of fiscal 2011.

At November 30, 2011 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $22.3 million and $2.4 million, respectively. At November 30, 2011, there were no other outstanding foreign exchange forward contracts.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged	Nov 30, 2011	August 31, 2011	Nov 30, 2011	August 31, 2011
Euro	$0	$8,422	$0	$916
British Pound Sterling	0	0	0	0
Japanese Yen	0	196	0	(19)
Indian Rupee	22,275	0	(2,442)	0
Total	$22,275	$8,618	$(2,442)	$897

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

Fair Value of Derivative Instruments
The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):
Designation of Derivatives	Balance Sheet Location	Nov 30, 2011	Aug 31, 2011
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$0	$897
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$2,442	$0
	Deferred rent and other non-current liabilities	0	0
	Total liabilities	$2,442	$0

Derivatives not designated as hedging instruments	None	$0	$0
	Net Derivative Assets (Liabilities)	$(2,442)	$897

Derivatives in Cash Flow Hedging Relationships for the three months ended November 30, 2011 and 2010 (in thousands):

	(Loss) Gain Recognized in AOCLI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCI into Income	Gain Reclassified from AOCLI to Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2011	2010	(Effective Portion)	2011	2010
Foreign currency forward contracts	$(1,596)	$1,469	SG&A	$520	$444

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

Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCLI (in thousands):
	Three Months Ended November 30,
	2011	2010
Beginning balance, net of tax	$590	$(238)
Changes in fair value	(1,596)	1,469
Realized gain reclassified to earnings	(520)	(444)
Ending balance, net of tax	$(1,526)	$787

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.  Of the total $225 million of goodwill reported by the Company at November 30, 2011, 65% was recorded in the U.S. segment, 33% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended November 30, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$134,477	$48,105	$13,866	$196,448
Segment operating profit	36,436	23,781	6,536	66,753
Total assets	373,984	245,446	44,076	663,506
Capital expenditures	5,612	55	387	6,054

For the three months ended November 30, 2010	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$118,224	$43,187	$11,878	$173,289
Segment operating profit	35,201	18,519	5,709	59,429
Total assets	416,677	217,139	25,591	659,407
Capital expenditures	6,620	167	1,234	8,021

8. GOODWILL

There was no goodwill acquired during the first three months of fiscal 2012. Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2011 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2011	$145,826	$78,172	$4,267	$228,265

Goodwill acquired during the period	0	0	0	0
Foreign currency translations	0	(3,426)	(63)	(3,489)
Balance at November 30, 2011	$145,826	$74,746	$4,204	$224,776

On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2011, 2010, and 2009, which determined that there were no reporting units that were deemed at risk. The fair value of each of the Company’s reporting units significantly exceeded carrying value, thus there had been no impairment.

9. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.0 years at November 30, 2011.

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

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$50,614	$17,318	$33,297
Client relationships	20,665	12,978	7,687
Software technology	18,795	18,119	676
Non-compete agreements	1,750	525	1,225
Trade names	572	379	192
Total	$92,396	$49,319	$43,077

At August 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$52,438	$16,849	$35,589
Client relationships	21,088	12,782	8,306
Software technology	19,093	18,222	871
Non-compete agreements	1,750	437	1,313
Trade names	572	341	231
Total	$94,941	$48,631	$46,310

There were no intangible assets acquired during the first quarter of fiscal 2012. The increase in the gross carrying amount of intangible assets at November 30, 2011 as compared to August 31, 2011 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $1.9 million and $2.2 million for the three months ended November 30, 2011 and 2010, respectively. As of November 30, 2011, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$5,437
2013	5,816
2014	4,739
2015	4,037
2016	2,545
Thereafter	20,503
Total	$43,077

10. COMMON STOCK AND EARNINGS PER SHARE

On November 10, 2011, the Company’s Board of Directors approved a regular quarterly dividend of $0.27 per share, or $1.08 per share per annum. The cash dividend of $12.2 million was paid on December 20, 2011, to common stockholders of record on November 30, 2011. Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended November 30,
	2011	2010
Balance at September 1	45,055	46,024
Common stock issued for employee stock plans	209	626
Repurchase of common stock	(150)	(303)
Balance at November 30	45,114	46,347

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

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

		Weighted Average
	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended November 30, 2011
Basic EPS
Income available to common stockholders	$45,544	45,107	$1.01
Diluted EPS
Dilutive effect of stock options and restricted stock		996
Income available to common stockholders plus assumed conversions	$45,544	46,103	$0.99
For the three months ended November 30, 2010
Basic EPS
Income available to common stockholders	$41,601	46,283	$0.90
Diluted EPS
Dilutive effect of stock options and restricted stock		1,204
Income available to common stockholders plus assumed conversions	$41,601	47,487	$0.88

Dilutive potential common shares consist of stock options and unvested restricted stock awards.

The number of stock options excluded from the calculation of diluted earnings per share for the three months ended November 30, 2011 and 2010 was 160,786 and 28,270, respectively, because their inclusion would have been anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended November 30, 2011 and 2010 was 30,090 and 19,621, respectively, because their inclusion would have been anti-dilutive.

For the three months ended November 30, 2011, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,329,439. Similarly, 2,494,651 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2010. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at November 30, 2011 and 2010 for these performance-based stock options.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Program
On June 13, 2011, the Company’s Board of Directors approved a $200 million expansion to the existing share repurchase program. During the first three months of fiscal 2012, the Company repurchased 150,000 shares for $14.6 million under the existing share repurchase program. At November 30, 2011, $128 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Preferred Stock
At November 30 and August 31, 2011, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Dividends
The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Restricted Stock Awards
During the first three months of fiscal 2012, the Company did not grant restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards granted in fiscal 2011 vest between three and six years and are amortized to stock-based compensation expense over the vesting period.

12. COMPREHENSIVE INCOME

Comprehensive Income
The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended November 30,
	2011	2010
Net income	$45,544	$41,601
Other comprehensive income, net of tax:
Net unrealized (loss) gain on cash flow hedges	(2,116)	1,025
Foreign currency translation adjustments	(11,648)	2,708
Comprehensive income	$31,780	$45,334

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	November 30, 2011	August 31, 2011
Accumulated unrealized (loss) gain on cash flow hedges, net of tax	$(1,526)	$590
Accumulated foreign currency translation adjustments	(17,898)	(6,250)
Total accumulated other comprehensive loss	$(19,424)	$(5,660)

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

During the first three months of fiscal 2012, FactSet granted 1,085,144 stock options at a weighted average exercise price of $94.84 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):
	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2011	6,132	$57.28
Granted – non performance-based	420	94.84
Granted – performance-based	666	94.84
Exercised	(188)	29.40
Forfeited	(25)	71.49
Balance at November 30, 2011	7,005	$63.79

The total number of in-the-money options exercisable as of November 30, 2011 was 2.9 million with a weighted average exercise price of $43.68. As of August 31, 2011, 2.6 million in-the-money outstanding options were exercisable with a weighted average exercise price of $38.99. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2011 and August 31, 2011 was $143.3 million and $129.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $93.23 at November 30, 2011 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2011 and 2010 was $11.3 million and $31.0 million, respectively.

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

November 2010 Annual Employee Performance-based Option Grant Review
In November 2010, the Company granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At November 30, 2011, the Company estimated that 20% or 146,867 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $2.0 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels FactSet achieves could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2011	Cumulative catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(988)	$0
20%	$2,040	$0	$130
60%	$6,120	$1,976	$390
100%	$10,200	$3,952	$650

* Amounts represent the cumulative catch-up adjustment to be recorded for the November 2010 performance-based option grant if there had been a change in the vesting percentage as of November 30, 2011. The cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

November 2011 Annual Employee Performance-based Option Grant Review
In November 2011, the Company granted 665,551 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013. At November 30, 2011, the Company estimated that 20% or 133,110 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $3.5 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels FactSet achieves could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2011	Cumulative catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(91)	$0
20%	$3,549	$0	$180
60%	$10,647	$182	$540
100%	$17,745	$364	$900

* Amounts represent the cumulative catch-up adjustment to be recorded if there had been a change in the vesting percentage as of November 30, 2011. The cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

Other Performance-based Option Grants
Between June 2010 and July 2011, the Company granted 978,173 performance-based employee stock options that vest based on FactSet achieving certain ASV targets. At November 30, 2011, the Company estimated that 204,933 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $1.5 million to be recognized over the remaining vesting period of approximately 1.8 years.

If 100% of the 978,173 performance-based stock options granted between June 2010 and July 2011 were to vest due to unforeseen significant ASV growth in future fiscal years, the Company would incur an incremental $16.2 million of stock-based compensation over the vesting period. However, as of November 30, 2011, the Company expects that only 204,933 of the total 978,173 performance-based stock options will vest and be expensed.

Restricted Stock and Stock Unit Awards
The Company’s option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):
	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2011	407	$71.31
Granted (restricted stock and stock units)	-	$-
Vested	-	$-
Canceled/forfeited	(2)	$70.66
Balance at November 30, 2011	405	$71.31
There were no restricted stock awards granted during the first three months of fiscal 2012.

During the three months of fiscal 2011, the following restricted stock award was granted.

November 2010 Employee Restricted Stock Award
In November 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards in November 2010 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted in November 2010 was $84.38. As of November 30, 2011, unamortized stock-based compensation expense of $6.5 million is to be amortized to compensation expense over the remaining vesting period.

Share-based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2011	4,977	147
Granted – non performance-based options	(666)	-
Granted – performance-based options	(420)	-
Restricted stock awards granted*	-	-
Share-based awards canceled/forfeited	31	-
Share-based awards expired	-	-
Balance at November 30, 2011	3,922	147

* For each share awarded as restricted stock under the Company’s option plan, an equivalent of 2.5 shares is deducted from the available share-based awards balance.

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

During the three months ended November 30, 2011, employees purchased 23,166 shares at a weighted average price of $73.66 as compared to 21,734 shares at a weighted average price of $64.91 in the same period a year ago. At November 30, 2011, 257,372 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan
The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $1.4 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2011 and 2010, respectively.

14. STOCK-BASED COMPENSATION

Accounting guidance requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options, restricted stock and common shares acquired under employee stock purchases based on estimated fair values of the share awards that are scheduled to vest during the period. As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience.

The following table summarizes stock-based compensation expense for the three months ended November 30, 2011 and 2010 (in thousands):
	Three Months Ended November 30,
	2011	2010
Stock-based compensation	$5,880	$3,677
Tax impact of stock-based compensation	(1,887)	(1,195)
Stock-based compensation, net of tax	$3,993	$2,482

As of November 30, 2011, $53.8 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of November 30, 2011 or August 31, 2011, respectively.

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

Fiscal 2012
-
Q1 2012 – 419,593 non performance-based employee stock options and 665,551 performance-based employee stock options were granted at a weighted average exercise price of $94.84 and a weighted average estimated fair value of $32.08 per share.

Fiscal 2011
-
Q1 2011 – 84,811 non performance-based employee stock options and 809,239 performance-based employee stock options were granted at a weighted average exercise price of $88.40 and a weighted average estimated fair value of $24.42 per share.

The weighted average estimated fair value of employee stock options granted during the first three months of fiscal 2012 and 2011 was determined using the binomial model with the following weighted average assumptions:

	Q1 2012	Q1 2011
Term structure of risk-free interest rate	0.13% - 2.41%	0.18% - 1.88%
Expected life	7.56 - 7.75 years	5.75 - 6.51 years
Term structure of volatility	30% - 36%	26% - 34%
Dividend yield	1.11%	1.25%
Weighted average estimated fair value	$32.08	$24.42

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

There were no stock options granted to the Company’s non-employee Directors during the three months ended November 30, 2011 and 2010, respectively.

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

Fiscal 2012
-	There were no restricted stocks awards granted during the three months ended November 30, 2011.

Fiscal 2011
-	117,723 shares of restricted stock with a fair value of $84.38 were granted on November 8, 2010.
-	3,291 restricted stock units with a fair value of $83.49 were granted on November 8, 2010.

Employee Stock Purchase Plan Fair Value Determinations
During the three months ended November 30, 2011, employees purchased 23,166 shares at a weighted average price of $73.66 as compared to 21,734 shares at a weighted average price of $64.91 in the same period a year ago.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2011 and 2010 were $15.46 and $12.63 per share, respectively, with the following weighted average assumptions:

Three months ended November 30,	2011	2010
Risk-free interest rate	0.02%	0.14%
Expected life	3 months	3 months
Expected volatility	18%	10%
Dividend yield	1.25%	1.20%

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

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

	Three months ended November 30,
	2011	2010
U.S. operations	$57,088	$50,177
Non-U.S. operations	9,942	9,377
Income before income taxes	$67,030	$59,554
U.S. operations	$19,363	$15,678
Non-U.S. operations	2,123	2,275
Total provision for income taxes	$21,486	$17,953
Effective tax rate	32.1%	30.1%

The components of the provision for income taxes consist of the following (in thousands):

Three months ended November 30, 2011	2011	2010
Current:
U.S. federal	$17,586	$14,210
U.S. state and local	1,470	2,039
Non-U.S.	2,272	2,426
Total current taxes	$21,328	$18,675

Deferred:
U.S. federal	$280	$(555)
U.S. state and local	27	(16)
Non-U.S.	(149)	(151)
Total deferred taxes	158	(722)

Total tax provision	$21,486	$17,953

The following table provides details of income taxes (in thousands, except percentages):
Three months ended November 30,	2011		2010
Income before income taxes	$67,030		$59,554
Provision for income taxes	$21,486		$17,953
Effective tax rate	32.1	% *	30.1	% **

* The Company's projected annual effective tax rate for fiscal 2012 is 32.1%. The expiration of the U.S. Federal R&D tax credit on December 31, 2011 increased the annual and first quarter effective tax rate from 30.8% to 32.1%.

** Included in the provision for income taxes during the three months ended November 30, 2010 were income tax benefits of $1.4 million from adjustments to certain reserves to appropriately reflect settlements with taxing authorities from previously filed tax returns.

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):
	Nov 30, 2011	Aug 31, 2011
Deferred tax assets
Current
Receivable reserve	$725	$736
Deferred rent	3,096	3,272
Net current deferred taxes	$3,821	$4,008
Non-current
Depreciation on property, equipment and leasehold improvements	1,218	2,437
Deferred rent	2,782	2,793
Stock-based compensation	19,436	18,096
Purchased intangible assets, including acquired technology	(4,862)	(4,549)
Other	1,396	1,389
Net non-current deferred taxes	19,970	20,166
Total deferred tax assets	$23,791	$24,174

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):
	Nov 30, 2011	Aug 31, 2011
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,386	$3,712
Total deferred tax liabilities (non-current)	$3,386	$3,712

A provision has not been made for additional U.S. Federal taxes as of November 30, 2011 on undistributed earnings of foreign subsidiaries, except for France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at November 30, 2011 and August 31, 2011. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of November 30, 2011, the Company had gross unrecognized tax benefits totaling $7.5 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2012 (in thousands):

Unrecognized tax benefits at August 31, 2011	$7,204
Additions based on tax positions related to the current year	214
Additions for tax positions of prior years ($0.1 million for the payment of interest)	108
Unrecognized income tax benefits at November 30, 2011	$7,526

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2011, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2009 through 2012
State (various)	2003 through 2012

Europe
France	2010 through 2012
United Kingdom	2008 through 2012

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments
At November 30, 2011, the Company leases approximately 192,500 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; and Milan, Italy. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the first three months of fiscal 2012, FactSet entered into the following new lease agreements:

•
Norwalk, CT: A new lease agreement to expand FactSet’s corporate headquarters in Norwalk, CT was entered into during November 2011. The new lease will result in incremental future minimum rental payments of $3.8 million over the non-cancelable lease term of eight years.

•
New York, New York: New lease agreements for additional space to support the Company’s operations were entered into, which will result in incremental future minimum rental payments of $6.3 million over the non-cancelable lease term of approximately 3.5 years.

Including the new lease agreements entered into during the first three months of fiscal 2012, the Company’s worldwide leased office space increased to approximately 766,000 square feet at November 30, 2011, up 6% from August 31, 2011 and 18% from a year ago.

At November 30, 2011, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2012 (remaining nine months)	20,002
2013	26,153
2014	23,510
2015	19,793
2016	14,343
Thereafter	47,841
Total	151,642

During the three months ended November 30, 2011 and 2010, rent expense for all operating leases amounted to $8.4 million and $7.7 million, respectively. Approximately $4.4 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2011. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2011, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers
Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2011, the Company had total purchase commitments of $47.8 million. There were no material changes in FactSet’s purchase commitments during the first three months of fiscal 2012.

Contingencies

Legal Matters
FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at November 30, 2011, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Concentrations of Credit Risk
Cash equivalents - Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any fiscal year presented. At November 30, 2011, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2011. At November 30, 2011 and August 31, 2011, the receivable reserve was $1.9 and $2.0 million, respectively.

Derivative Instruments - As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related to credit default swaps as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions (JPMorgan Chase and Bank of America) and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties.

17. SUBSEQUENT EVENT

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2012 first quarter and through the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

At the fiscal 2011 Annual Meeting of Stockholders (the “Meeting”) of FactSet held on December 13, 2011, the stockholders of FactSet voted on and approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01, of FactSet from 100,000,000 to 150,000,000 shares. Such amendment to FactSet’s Restated Certificate of Incorporation had previously been approved on October 24, 2011 by the Company’s Board of Directors. On December 16, 2011, a Certificate of Amendment was filed with the Secretary of State of Delaware to effect, as of such date, the foregoing amendment of the Company’s Restated Certificate of Incorporation. The newly authorized shares of common stock would be issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans. These additional shares will provide the Company the flexibility to issue shares for future corporate needs without potential expense or delay incident to obtaining stockholder approval for any particular issuance.

On December 31, 2011, FactSet retired 16,658,741 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $850.9 million at December 31, 2011. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock, reduce additional paid-in capital (“APIC”) by the amount recorded in APIC when the stock was originally issued and any remaining excess of cost as a deduction from retained earnings.

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

We combine hundreds of data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. With Microsoft Office integration, wireless access and customizable options, we offer the most complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate 82% of our revenues from investment management clients and the remainder is from investment banking firms who perform M&A advisory work and equity research.

As of November 30, 2011, the Company employed 5,450 employees, an increase of 199 over the past three months and up 22% or 991 employees from a year ago. Of these employees, 1,724 were located in the U.S., 594 in Europe and the remaining 3,132 in Asia Pacific. The increase in headcount during the past three months was all driven by the expansion of our proprietary content operations in India and the Philippines. Approximately 55% of our employees are involved with content collection, 19% conduct sales and consulting services, another 23% are involved in product development, software and systems engineering and the remaining 3% of employees provide administrative support.

We believe our results in the first quarter of fiscal 2012 demonstrate the strength of our business model. Although volatility in the financial markets interrupted the short-term buying patterns of our clients, dampening our ASV growth this quarter, both revenues and diluted earnings per share grew. Investment banking clients were quick to react, tightening up user deployment while our share in investment management clients expanded, in-line with last year’s first quarter. Annual client retention remained greater than 95% of ASV, and on a client basis, the annual retention rate improved to 92% of clients at November 30 as compared to 90% a year ago, reflecting a reduction in client turnover. During the past three months we continued to invest in our people and our product, which has helped us capitalize on what we believe are forward-looking opportunities.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2011 and 2010, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended November 30,
(in thousands, except per share data)	2011	2010	Change
Revenues	$196,448	$173,289	13.4%
Cost of services	66,833	56,785	17.7%
Selling, general and administrative	62,862	57,075	10.1%
Operating income	66,753	59,429	12.3%
Net income	45,544	41,601	9.5%
Diluted earnings per common share	$0.99	$0.88	12.5%
Diluted weighted average common shares	46,103	47,487

Revenues

Revenues for the three months ended November 30, 2011 were $196.4 million, up 13.4% from a year ago. During the first quarter of fiscal 2012, net new clients rose by 34 and annual subscriptions increased by $3.5 million. The 13.4% increase in revenues year over year were from successes across our product suite and in all geographic locations. Our revenue growth drivers during fiscal 2012 were broad-based growth across our geographical segments, clients continued use of our advanced applications such as Portfolio Analysis (“PA”), the expanded deployment of our proprietary data and an increase in the client retention rate. These revenue drivers were partially offset by a decline in our user count in the past three months and a reduction in spending from our investment banking clients.

Broad-based growth across all geographies
Our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally. Revenues generated by each of our segments experienced double digit growth compared to the year ago quarter as U.S. revenues were up 14%, European revenues advanced 11% and Asia Pacific revenues grew 17%. Our investment management clients continued to experience growth across all geographies and represented 82% of our total revenues during the first quarter of fiscal 2012, consistent with the prior year.

Clients continue to license our advanced applications
Equity portfolio analysis, SPAR, Fixed Income in PA and quantitative tools have been among the many value-added applications that continue to be in demand by our clients as sales of our quantitative products accelerated and led to revenue growth in fiscal 2012. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis portfolio publishing and returns based, style analysis. ASV from this product suite during the last three months was higher than both the first and second fiscal quarter of last year. We have seen an increase in the number of PA workstations and a strong demand for our SPAR and Portfolio Publishing product offerings.

Expanded deployment of our proprietary data
We continue to be pleased by the growing returns from our investment in proprietary content as FactSet proprietary content has been a solid contributor to our total revenue growth. We have been successful in licensing our own databases and in particular, FactSet Fundamentals and FactSet Estimates. Our aggressive investments in FactSet Fundamentals and Estimates have resulted in FactSet having databases that are important to a large user community. In addition, the improved market position of our proprietary content has also allowed us to provide the data in feed form to large clients and third parties for redistribution.

Increase in the client retention rate
At November 30, 2011, annual client retention remained at greater than 95% of ASV, consistent with last year. However, our annual client retention rate, on a client basis, improved to 92% of clients at November 30, 2011 as compared to 90% a year ago. This improvement suggests that despite concerns over the global economy, our clients are using and purchasing FactSet services as they continue to derive value from them.

Partially offsetting the positive revenue drivers discussed above were clients reducing their vendor spend in the current global economy uncertainty. Volatility in the financial markets interrupted the short-term buying patterns of our clients as they are well organized and efficient at managing their market data spend. We believe that since 2009, our client’s unexamined spending has significantly decreased to all-time lows. They have worked out many of the inefficiencies exposed in 2008 and 2009 and have not substantially overspent since. This improved management and more careful spending has meant that our clients can be quicker to react in both directions, adding services more quickly when the market conditions are less volatile, but also reducing user count and services when markets are unstable, as was the case during the past three months within our investment banking client base.

Revenues by Geographic Region
	Three months ended November 30,
(in thousands)	2011	2010	Change
U.S.	$134,477	$118,224	13.7%
% of revenues	68.5%	68.2%
Europe	$48,105	$43,187	11.4%
Asia Pacific	13,866	11,878	16.7%
International	$61,971	$55,065	12.5%
% of revenues	31.5%	31.8%
Consolidated	$196,448	$173,289	13.4%

Revenues from our U.S. segment increased 13.7% to $134.5 million during the three months ended November 30, 2011. Our revenue growth rates in the U.S. reflect an increase in the number of PA users, increased revenues from Market Metrics, annual price increases, the expanded deployment of our proprietary content and a reduction in client cancellations. In January 2011, we issued our annual price increase which impacted the majority of our U.S. investment management clients and a smaller percentage of our U.S. global banking and brokerage business. This price increase resulted in revenue growth during the first quarter of fiscal 2012 of $2.3 million, while Market Metrics revenues increased by $1.4 million.

International revenues in the first quarter of fiscal 2012 were $62.0 million, an increase of 12.5% from the prior year period. The impact from foreign currency increased international revenues by $0.3 million year over year. European revenues advanced 11.4% to $48.1 million due to increases in client counts, offering a broader selection of global proprietary content, clients using our advanced applications, annual price increases and growth in our real-time news and quotes. Asia Pacific revenues grew to $13.9 million, up 16.7% from the same period a year ago. Excluding the impact of foreign currency attributable to the change in the value of the Japanese Yen compared to the U.S. dollar, Asia Pacific revenue growth was 14.4% year over year largely due to our ability to sell additional services to existing clients, the ability to bring on new clients and users over the last 12 months, growth in our global content offering and the expansion of our real-time news and quotes that services the needs of a global investor. In March 2011, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $0.5 million during the first quarter of fiscal 2012. Revenues from international operations accounted for 31.5% of our consolidated revenues in the first quarter of fiscal 2012, as compared to 31.8% a year ago.

Annual Subscription Value (ASV)

ASV at a given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. At November 30, 2011, ASV was $782 million, up 12.5% from a year ago. ASV from our U.S. operations was $533 million, up $59 million from a year ago. ASV from international operations increased from $221 million at November 30, 2010 to $249 million at November 30, 2011, representing 32% of our Company-wide total.

ASV advanced $3.5 million during the first quarter of fiscal 2012, all from investment management clients as we saw ASV from investment banking clients decline. The ASV growth in our investment management client base was driven by purchases of advanced applications, strong international growth, especially in Asia Pacific, growth in the number of clients and the expanded deployment of proprietary data. These ASV growth drivers were partially offset by cost cutting measures implemented at some of our investment banking clients due to the volatile economic environment.

Users and Clients

Client count was 2,271 as of November 30, 2011, a net increase of 34 clients during fiscal 2012. This number of net new clients is 13 higher than the total we added in the first quarter of fiscal 2011 and illustrative of the opportunity to sell into more investment management firms. At November 30, 2011, the average ASV per client was $344,000, up from $328,000 a year ago, but down from $348,000 at August 31, 2011. At November 30, 2011, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2011 and November 30, 2010. Professionals using FactSet decreased to 46,900 at November 30, 2011, down 1,200 users from the beginning of the quarter. Our investment banking clients were cautious in the first quarter of fiscal 2012 as they closely reviewed and scrutinized their user populations and rightsized their populations based on how they perceive market opportunities. Many of them have experienced and continue to plan for significant headcount reductions.

Operating Expenses
	Three months ended November 30,
(in thousands)	2011	2010	Change
Cost of services	$66,833	$56,785	17.7%
Selling, general and administrative (“SG&A”)	62,862	57,075	10.1%
Total operating expenses	$129,695	$113,860	13.9%

Operating income	$66,753	$59,429	12.3%
Operating Margin	34.0%	34.3%

Cost of Services

For the three months ended November 30, 2011, cost of services increased 17.7% to $66.8 million. Cost of services expressed as a percentage of revenues was 34.0% during the first quarter of fiscal 2012, a rise of 125 basis points from a year ago. The increase year over year was driven by higher employee compensation and an uptick in variable data costs, partially offset by a reduction in computer-related expenses and lower intangible asset amortization.

Employee compensation, including stock option expense, expressed as a percentage of revenues, increased 180 basis points for the three months ended November 30, 2011 due to the continued expansion of our proprietary content collection operations in Hyderabad and Manila, the hiring of new classes of engineers and consultants during the second half of fiscal 2011, increased variable compensation and higher stock option expense from previously granted performance-based options. Over the last 12 months we have increased our content collection headcount by approximately 650 employees, primarily at our facilities in India and the Philippines. At November 30, 2011, approximately 55% of our employees were involved with content collection. In addition to the hiring of employees for our content collection operations, we grew by approximately 200 net new engineering and product development employees and 85 net new consultants in the past year, as we continue to improve our applications and service our existing client base.

Included in cost of services for the three months ended November 30, 2011 was an incremental $0.3 million of stock-based compensation related to an increase in the number of performance-based options that will vest. As previously disclosed in our fiscal 2011 quarterly filings, we achieved ASV and diluted earnings per share growth of at least 10% on a compounded annual basis for the two years ended August 31, 2011 due to our accelerating ASV and diluted EPS growth rates. This reflected a higher performance level than previously estimated for our October 2009 performance-based option grant and accordingly, increased the dollar amount of stock-based compensation expense to recognize over the remaining vesting period.

Data costs, expressed as a percentage of revenues, increased 30 basis points for the three months ended November 30, 2011 compared to the same period in fiscal 2011 as a result of increased variable fees payable to data vendors based on increased client and user counts over the last 12 months.

A reduction in computer-related expenses and lower intangible asset amortization partially offset the overall increase to cost of services expressed as a percentage of revenues during the first quarter of fiscal 2012 compared to the same period a year ago. Computer-related expenses, including depreciation and computer maintenance costs, decreased 70 basis points in the first quarter of fiscal 2012 as compared to a year ago due to the continued use of fully depreciated servers and the transition to more efficient and cost-effective servers in our data centers. The cost per server and related maintenance continues to decline as we have become more efficient in our data centers. Amortization of intangible assets declined 30 basis points from a year ago as we did not acquire any new intangible assets during the past 12 months, while revenues increased over the same period by 13%.

Selling, General and Administrative

For the three months ended November 30, 2011, SG&A expenses increased 10.1% to $62.9 million from $57.1 million a year ago. However, SG&A expenses, expressed as a percentage of revenues, was 32.0% during the first quarter of fiscal 2012, a decrease of 90 basis points. The decline in SG&A expenses expressed as a percentage of revenues was due to lower travel and entertainment (“T&E”) expenses and marketing costs partially offset by higher office costs from a growing employee base.

Expressed as a percentage of revenues, T&E costs decreased 50 basis points in the first quarter of fiscal 2012 compared to the same period in fiscal 2011 primarily due to lower interoffice travel. Marketing costs, expressed as a percentage of revenues, decreased 50 basis points due to lower advertising dollars spent in the past three months as compared to a year ago.

Higher office costs partially offset the decrease in SG&A expenses, expressed as a percentage of revenues. Office costs increased 10 basis points for the three months ended November 30, 2011, compared to the same period in fiscal 2011 primarily due to our growing employee base, which increased by 991 employees. In addition we added over 116,000 rentable square feet of leased office space since December 1, 2010 to accommodate our headcount growth. Our worldwide leased office space increased to approximately 766,000 square feet at November 30, 2011, up 18% from a year ago.

Operating Income and Operating Margin

Operating income advanced 12.3% to $66.8 million for the three months ended November 30, 2011. However, our operating margin during the first quarter of fiscal 2012 was 34.0%, down from 34.3% a year ago. The decrease in operating margin in the first quarter of fiscal 2012 as compared to the same period a year ago was primarily due to expanding the number of employees in all areas throughout the world, incremental stock option expense and higher office costs partially offset by benefits from foreign currency movements. The continued investment in our personnel resulted in headcount growth of 22%, driven by hiring for our operations in India and the Philippines, as well as the hiring of consultants and software engineers in each geographic region. In the first three months of fiscal 2012 as compared to fiscal 2011, foreign currency movements increased revenues by $0.3 million, decreased our operating expenses by $0.4 million and increased operating income by $0.7 million. Foreign currency movements did not impact operating income in the first quarter of fiscal 2011 when holding currencies constant from the first quarter of fiscal 2010.

Operating Income by Segment
	Three months ended November 30,
(in thousands)	2011	2010	Change
U.S.	$36,436	$35,201	3.5%
Europe	23,781	18,519	28.4%
Asia Pacific	6,536	5,709	14.5%
Consolidated	$66,753	$59,429	12.3%

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

Operating income from our U.S. business increased 3.5% to $36.4 million during the three months ended November 30, 2011 compared to $35.2 million in the same period a year ago. The increase in operating income was primarily due to $16.3 million of incremental revenues and lower computer-related expenses partially offset by higher employee compensation and a rise in office expenses. Our revenue growth in the U.S. is due to clients continuing to purchase our PA suite of products, an increase in Market Metrics revenues by $1.4 million, expanded deployment of our proprietary data and an increase in the client retention rate. Computer-related expenses, including depreciation and computer maintenance costs decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. U.S. employee headcount increased 16% over the prior year leading to higher office costs in fiscal 2012 as compared to the first quarter of fiscal 2011.

European operating income increased 28.4% to $23.8 million during the three months ended November 30, 2011 compared to $18.5 million in the same period a year ago. The 28.4% increase in European operating income is due to a $4.9 million increase in revenues and lower T&E expenses. The increase in European revenues was due to increases in client counts, a broader offering of global proprietary content, increased client purchases of our advanced applications and growth in our real-time news and quotes.

Asia Pacific operating income increased 14.5% to $6.5 million during the three months ended November 30, 2011 compared to $5.7 million in the same period a year ago. The increase in Asia Pacific operating income was primarily driven by $2.0 million of incremental revenues year over year partially offset by higher employee compensation due to headcount growth and increased office costs. Higher Asia Pacific employee compensation and office costs were due to a 13% increase in headcount at our sales offices located in Hong Kong, Tokyo, Mumbai and Sydney.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended November 30,
(in thousands, except per share data)	2011		2010	Change
Other income	$277		$125		121.6%
Provision for income taxes	$21,486		$17,953		19.7%
Net income	$45,544		$41,601		9.5%
Diluted earnings per common share	$0.99		$0.88		12.5%
Effective tax rate	32.1	%*	30.1%	**

* Our projected annual effective tax rate for fiscal 2012 is 32.1%. The expiration of the U.S. Federal R&D tax credit on December 31, 2011 increased the annual and first quarter effective tax rate from 30.8% to 32.1%.

** Included in the provision for income taxes during the three months ended November 30, 2010 were income tax benefits of $1.4 million from adjustments to certain reserves to appropriately reflect settlements with taxing authorities from previously filed tax returns.

Other Income

Other income rose by $0.15 million during the first quarter of fiscal 2012 due to our $15 million purchase of short-term certificates of deposit in October 2011. These deposits have maturities of less than one year and resulted in interest income of $0.1 million during the current quarter. Our average annualized return on cash and cash equivalents improved from 30 basis points in fiscal 2011 to 41 basis points during the first quarter of fiscal 2012. At no time during fiscal 2012 and 2011 did a component of our cash, cash equivalents and investments portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended November 30, 2011, the provision for income taxes increased 19.7% to $21.5 million as compared to the same period a year ago primarily due to expiration of the U.S. Federal R&D tax credit on December 31, 2011, $1.4 million of income tax benefits recorded in the prior year and a 12.6% increase in income before income taxes year over year. The U.S. Federal R&D tax credit expired on December 31, 2011 and the expiration increased our annual and first quarter effective tax rate from 30.8% to 32.1%. In addition, during the first quarter of fiscal 2011, we recorded $1.4 million of income tax benefits that represent adjustments to certain reserves to appropriately reflect settlements with taxing authorities from previously filed tax returns. Our projected annual effective tax rate for fiscal 2012 is 32.1% as compared to 30.1% a year ago.

Net Income and Earnings per Share

Net income rose 9.5% to $45.5 million and diluted earnings per share increased 12.5% to $0.99 for the three months ended November 30, 2011. Included in the first quarter of fiscal 2011 were income tax benefits of $0.03 per diluted share from adjustments to certain reserves to appropriately reflect settlements with taxing authorities from previously filed tax returns. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower T&E, decreased computer-related expenses and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation, including incremental stock option expense, a higher effective tax rate due to the expiration of the U.S. Federal R&D tax credit and incremental office costs from our growing employee base.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $152 million, which translates into a net foreign currency exposure of $136 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 68% of our employees are located. Foreign currency movements decreased our operating expenses by $0.4 million and increased operating income by $0.7 million during the first three months of fiscal 2012 as compared to the same period a year ago.

During the first quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 90% of our Indian Rupee exposure through the end of the first quarter of fiscal 2013. At November 30, 2011 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $22.3 million and $2.4 million, respectively.

At November 30, 2011, there were no other outstanding foreign exchange forward contracts as all of our previously entered into foreign currency forward contracts to hedge our Euro, British Pound Sterling and Japanese Yen exposure settled.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

For the three months ended November 30,	2011	2010
Net cash provided by operating activities	$54,754	$22,184
Capital expenditures (1)	(6,054)	(8,021)
Free cash flow (2)	$48,700	$14,163
Net cash used in investing activities	$(21,054)	$(8,021)
Net cash used in financing activities	$(16,218)	$(8,974)
Cash and cash equivalents at end of period (November 30th)	$193,754	$202,351

(1)	Included in net cash used in investing activities during each fiscal year reported above.
(2)
We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. The GAAP financial measure, cash flows provided by operating activities, has been adjusted to report non-GAAP free cash flow that includes the cash cost for taxes and changes in working capital, less capital expenditures. We use this financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure and the information we provide are useful to investors because they permit investors to view our business using the same tools that management uses to gauge progress in achieving our goals. We believe this measure is also useful to investors because it is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $193.8 million or 29% of our total assets at November 30, 2011, compared with $202.4 million or 31% of our total assets at November 30, 2010 and $181.7 million at August 31, 2011 or 28% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $12.1 million since August 31, 2011 from cash provided by operations of $54.8 million, $7.4 million from the exercise of employee stock options and $3.2 million of tax benefits from share-based payment arrangements partially offset by cash outflows of $15.0 million from purchases of investments, $14.7 million related to stock repurchases, dividend payments of $12.1 million, capital expenditures of $6.1 million and $5.4 million from the effect of exchange rate changes on our foreign cash balances.

Free cash flow in the first quarter of fiscal 2012 was $48.7 million, more than triple the same period last year. Higher levels of net income and client payments contributed to the significant increase in free cash flow.

Our accounts receivable balance, net of reserves, decreased $10.2 million since August 31, 2011 as our days sales outstanding (“DSO”) improved to 30 days, a record low for FactSet. This compares to 33 days a year ago and 35 days at August 31, 2011. We have seen DSOs decrease substantially over the past several years as a result of increased investment in our highly motivated collection and information systems teams.

As disclosed in our previously filed Fiscal 2011 Annual Report on Form 10-K, we historically pay variable employee compensation related to the previous fiscal year in the first fiscal quarter. Annual variable employee compensation paid in the first quarter of fiscal 2012 was $36.8 million, which was included in accrued compensation on our balance sheet at August 31, 2011as it related to the 2011 fiscal year.

Net cash used in investing activities was $21.1 million in the first quarter of fiscal 2012 as compared to $8.0 million a year ago due to the purchase of investments partially offset by lower capital expenditures. During the first quarter of fiscal 2012, we purchased $15.0 million of certificates of deposit with maturity dates ranging from six to twelve months from purchase date. These certificates of deposit are held for investment and are not debt securities. The fair value of the certificates of deposit at November 30, 2011 was reported as investments (short-term) in our consolidated balance sheet. Capital expenditures during the first three months of fiscal 2012 were $6.1 million, of which 91% was for computer equipment, including new VMS mainframe machines for our Virginia and New Jersey data centers as well as laptops and peripherals for our growing employee base. The remaining $0.6 million or 9% of capital expenditures was for additional furnishing of newly leased office space.

Net cash used in financing activities was $16.2 million in the first quarter of fiscal 2012 as compared to $9.0 million in the same period a year ago. The change was due to lower proceeds from employee stock plans and a reduction in share repurchases. During the first three months of fiscal 2012, we repurchased 150,000 shares for $14.6 million under the program as compared to spending $26.1 million in share repurchases a year ago. Higher dividend payments of $1.6 million were made in fiscal 2012 due to a 17% increase in the regular quarterly dividend, beginning with our dividend payment in June 2011. Proceeds from employee stock exercises decreased from $27.7 million in the first quarter of fiscal 2011 to $10.6 million in fiscal 2012 as the number of employee stock option exercises decreased by 417,783 stock options. Through quarterly cash dividends and share repurchases, we have returned $251 million to our stockholders over the past 12 months.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of cash flow. Our liquidity is a function of our ability to generate cash flows from efficient operations. As of November 30, 2011, our total cash and cash equivalents was $193.8 million with no outstanding borrowings. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. As of August 31, 2011, we had total purchase commitments of $47.8 million. There were no material changes in our purchase commitments during the first three months of fiscal 2012.

Capital Resources

Capital Expenditures

Capital expenditures were $6.1 million for the quarter ended November 30, 2011, down from $8.0 million in the same period a year ago. Approximately $5.5 million or 91% of capital expenditures were for computer equipment and the remainder for office expansions. In the first quarter of fiscal 2012 we purchased additional Hewlett Packard VMS mainframe machines for our Virginia and New Jersey data centers in addition to buying laptop computers and peripherals for our growing employee base. The remaining $0.6 million or 9% of capital expenditures was for additional furnishing of newly leased office space.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $4.4 million of standby letters of credit have been issued in connection with our current leased office space as of November 30, 2011. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At November 30, 2011, we were in compliance with all covenants contained in the standby letters of credit. As of November 30, 2011 and August 31, 2011, we maintained a zero debt balance and were in compliance with all covenants.

Off-Balance Sheet Arrangements

At November 30, 2011 and August 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2011, we had total purchase commitments of $47.8 million. There were no material changes in our purchase commitments during the first three months of fiscal 2012.

During the first quarter of fiscal 2012, we entered into new lease agreements for office space in the ordinary course of business to support our existing operations. These new lease agreements increased our worldwide leased office space by 6% since the beginning of the fiscal year. As such, commitments under our operating leases increased from $149.8 million at August 31, 2011 to $151.6 million at November 30, 2011.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three months ended November 30, 2011.

Share Repurchase Program

During the first three months of fiscal 2012, we repurchased 150,000 shares for $14.6 million under the existing share repurchase program. On June 13, 2011, our Board of Directors approved a $200 million expansion of the existing share repurchase program. Including the expansion, $128 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Dividends

On November 10, 2011, our Board of Directors approved a regular quarterly dividend of $0.27 per share. The cash dividend of $12.1 million was paid on December 20, 2011, to common stockholders of record on November 30, 2011. Future cash dividends will be paid using our existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2011.

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

Our investment banking clients who perform M&A advisory work and equity research account for approximately 18% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The credit crisis that began in August 2007 continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Risk Factors

There were no material changes during the first three months of fiscal 2012 to the risk factors identified in our fiscal 2011 Annual Report on Form 10-K.

Business Outlook

The following forward-looking statements reflect our expectations as of December 13, 2011. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2012 Expectations

•	Revenues are expected to range between $197 million and $200 million, which represents year over year growth of 11% and 13% at each end of the range.

•	Operating margin is expected to range between 33.7% and 34.2%.

•	Diluted EPS should range between $0.99 and $1.01 and includes a $0.02 reduction to reflect the expiration of the U.S. Federal R&D tax credit on December 31, 2011.

Financial Risk Management

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk
We are exposed to market risk from changes in foreign currency exchange rates, which could affect operating results, financial position and cash flows. We manage our exposure to foreign currency exchange risk through our regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. We only enter into foreign currency forward contracts to manage foreign currency exposures. Our foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen, Indian Rupee and Philippines Peso. The fair market values of all our derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

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

Interest Rate Risk
The fair market value of our cash and cash equivalents at November 30, 2011 was $193.8 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

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

Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $152 million, which translates into a net foreign currency exposure of $136 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During the first quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 90% of our Indian Rupee exposure through the end of the first quarter of fiscal 2013. At November 30, 2011 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $22.3 million and $2.4 million, respectively. During the first quarter of fiscal 2011, we entered into foreign currency forward contracts to hedge approximately 95% of our net Japanese Yen exposure through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, we entered into foreign currency forward contracts to hedge approximately 95% of our net Euro exposure through the end of the first quarter of fiscal 2012 and 95% of our net British Pound Sterling exposure through the end of the third quarter of fiscal 2011. At November 30, 2011, there were no other outstanding foreign exchange forward contracts.

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

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2011. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $0.1 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2011, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2011, would result in a decrease in operating income by $12.9 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2011 would increase the fair value of total assets by $27.1 million and equity by $25.1 million.

Interest Rate Risk
The fair market value of our cash and cash equivalents at November 30, 2011 was $193.8 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2012 to the risk factors identified in the Company’s fiscal 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)        Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2011 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
September 2011	-	$-	-	$142,481
October 2011	150,000	$97.24	150,000	$127,895
November 2011	-	$-	-	$127,895
	150,000	$97.24	150,000	$127,895

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 6.  EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

3.1	Second Amendment to the Restated Certificate of Incorporation of FactSet Research Systems Inc. (incorporated by reference as Exhibit 3.1 of Form 8-K filed December 16, 2011)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2012	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President and Director of Finance
(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President and Controller
(Principal Accounting Officer)

 EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

3.1	Second Amendment to the Restated Certificate of Incorporation of FactSet Research Systems Inc. (incorporated by reference as Exhibit 3.1 of Form 8-K filed December 16, 2011)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.