Form 10-Q
period 2012-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2012-04-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, on March 30, 2012 was 44,917,383.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 29, 2012

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011

Revenues	$199,371	$177,635	$395,819	$350,924

Operating expenses
Cost of services	67,531	60,137	134,364	116,922
Selling, general and administrative	64,723	59,405	127,585	116,480
Total operating expenses	132,254	119,542	261,949	233,402

Operating income	67,117	58,093	133,870	117,522

Other income	496	132	773	257
Income before income taxes	67,613	58,225	134,643	117,779

Provision for income taxes	20,867	12,971	42,353	30,924
Net income	$46,746	$45,254	$92,290	$86,855

Basic earnings per common share	$1.04	$0.98	$2.05	$1.88
Diluted earnings per common share	$1.02	$0.95	$2.01	$1.83

Basic weighted average common shares	44,880	46,226	44,993	46,244
Diluted weighted average common shares	45,707	47,427	45,972	47,495

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	February 29, 2012	August 31, 2011

ASSETS
Cash and cash equivalents	$184,998	$181,685
Investments	15,185	0
Accounts receivable, net of reserves of $1,914 at February 29, 2012 and $1,955 at August 31, 2011	71,459	75,004
Prepaid taxes	3,549	0
Deferred taxes	3,768	4,008
Prepaid expenses and other current assets	13,078	12,473

Total current assets	292,037	273,170

Property, equipment and leasehold improvements, at cost	186,456	173,990
Less accumulated depreciation and amortization	(107,861)	(92,370)
Property, equipment and leasehold improvements, net	78,595	81,620

Goodwill	225,275	228,265
Intangible assets, net	41,470	46,310
Deferred taxes	19,638	20,166
Other assets	6,809	7,909

TOTAL ASSETS	$663,824	657,440

LIABILITIES
Accounts payable and accrued expenses	$24,960	$24,603
Accrued compensation	24,699	41,536
Deferred fees	28,950	28,252
Taxes payable	0	2,867
Dividends payable	12,085	12,165

Total current liabilities	90,694	109,423

Deferred taxes	2,853	3,712
Taxes payable	5,513	7,204
Deferred rent and other non-current liabilities	20,740	21,913

TOTAL LIABILITIES	$119,800	$142,252
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 45,133,685 and 61,427,391 shares issued; 44,760,885 and 45,055,219 shares outstanding at February 29, 2012 and August 31, 2011, respectively	451	614
Additional paid-in capital	101,579	432,538
Treasury stock, at cost: 372,800 and 16,372,172 shares at February 29, 2012 and August 31, 2011, respectively	(33,242)	(824,382)
Retained earnings	490,815	912,078
Accumulated other comprehensive loss	(15,579)	(5,660)

TOTAL STOCKHOLDERS’ EQUITY	544,024	515,188

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$663,824	$657,440

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
(In thousands)	Feb 29, 2012	Feb 28, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$92,290	$86,855
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,692	18,758
Stock-based compensation expense	11,925	10,377
Deferred income taxes	(91)	(1,275)
Gain on sale of assets	(1)	(4)
Tax benefits from share-based payment arrangements	(4,973)	(12,919)
Changes in assets and liabilities
Accounts receivable, net of reserves	3,545	(10,808)
Accounts payable and accrued expenses	155	(788)
Accrued compensation	(16,298)	(19,853)
Deferred fees	697	2,765
Taxes payable, net of prepaid taxes	(3,372)	2,849
Prepaid expenses and other assets	(456)	(3,052)
Deferred rent and other non-current liabilities	(922)	139
Other working capital accounts, net	(732)	(563)

Net cash provided by operating activities	98,459	72,481

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(15,000)	0
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(10,644)	(15,433)

Net cash used in investing activities	(25,644)	(15,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(24,182)	(21,110)
Repurchase of common stock	(59,795)	(75,145)
Proceeds from employee stock plans	13,843	27,961
Tax benefits from share-based payment arrangements	4,973	12,919

Net cash used in financing activities	(65,161)	(55,375)

Effect of exchange rate changes on cash and cash equivalents	(4,341)	5,691

Net increase in cash and cash equivalents	3,313	7,364
Cash and cash equivalents at beginning of period	181,685	195,741

Cash and cash equivalents at end of period	$184,998	$203,105

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 29, 2012
(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. FactSet combines content regarding tens of thousands of companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services such as workstations, content and applications.

As of February 29, 2012, the Company employed 5,516 employees, a net increase of 66 employees over the past three months and up 16% or 748 employees from a year ago. Of these employees, 1,770 were located in the U.S., 602 in Europe and 3,144 in Asia Pacific. Approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 18% conduct sales and consulting services and the remaining 4% provide administrative support.

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

The accompanying financial data as of February 29, 2012 and for the three and six months ended February 29, 2012 and February 28, 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2012 second quarter and through the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

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

No other new accounting pronouncements issued or effective during fiscal 2012 have had or are expected to have an impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Fair Value Measurement and Disclosure Requirements
In May 2011, the FASB issued an accounting standard update which amends the fair value measurement guidance and includes new enhanced disclosure requirements. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. This accounting standard update is effective for FactSet beginning in the third quarter of fiscal 2012. Other than requiring additional disclosures, the adoption is not expected to have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the balance sheet or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard update is effective for FactSet beginning in the first quarter of fiscal 2014. Other than requiring additional disclosures, the adoption is not expected to have an impact on the Company’s consolidated financial statements.

Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, it requires that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The Company expects to present comprehensive income in two separate but consecutive statements upon adoption, beginning in the first quarter of fiscal 2013. Other than the change in presentation, the adoption is not expected to have an impact on FactSet’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of February 29, 2012 or August 31, 2011.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 29, 2012 and August 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
February 29, 2012	Level 1	Level 2	Level 3	Total

Assets
Corporate money market funds (1)	$159,482	$0	$0	$159,482
Certificates of deposit (2)	0	15,185	0	15,185

Total assets measured at fair value	$159,482	$15,185	$0	$174,667

Liabilities
Derivative instruments (3)	$0	$795	$0	$795

Total liabilities measured at fair value	$0	$795	$0	$795

	Fair Value Measurements at Reporting Date Using
August 31, 2011	Level 1	Level 2	Level 3	Total

Assets
Corporate money market funds (1)	$161,168	$0	$0	$161,168
Derivative instruments (3)	0	897	0	897

Total assets measured at fair value	$161,168	$897	$0	$162,065

Liabilities
Derivative instruments (3)	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at February 29, 2012 and August 31, 2011 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
February 29, 2012	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$159,482	$0	$0	$159,482
Investments (short-term)	0	15,185	0	15,185

Total assets measured at fair value	$159,482	$15,185	$0	$174,667

Accounts payable and accrued liabilities (derivative liabilities)	$0	$795	$0	$795

Total liabilities measured at fair value	$0	$795	$0	$795

	Fair Value Measurements at Reporting Date Using
August 31, 2011	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$161,168	$0	$0	$161,168
Other current assets (derivative assets)	0	897	0	897

Total assets measured at fair value	$161,168	$897	$0	$162,065

Accounts payable and accrued liabilities (derivative liabilities)	$0	$0	$0	$0

Total liabilities measured at fair value	$0	$0	$0	$0

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and six months ended February 29, 2012, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents - consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at February 29, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$25,516	$0	$25,516
Corporate money market funds	159,482	0	159,482
Total cash and cash equivalents	$184,998	$0	$184,998

The following table summarizes the Company’s cash and cash equivalents at August 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$20,517	$0	$20,517
Corporate money market funds	161,168	0	161,168
Total cash and cash equivalents	$181,685	$0	$181,685

Investments - during the first quarter of fiscal 2012, the Company purchased $15.0 million of certificates of deposit with maturity dates ranging from nine months to twelve months from purchase date. These certificates of deposit are held for investment and are not debt securities. For the three and six months ended February 29, 2012, interest income from the certificates of deposit was $0.34 million and $0.48 million, respectively. The fair value of the certificates of deposit at February 29, 2012 was $15.2 million and reported as investments (short-term) in the Company’s consolidated balance sheet. The impact of foreign currency reduced the fair value by $0.3 million as these certificates of deposit are held in Indian Rupees. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2012 and 2011.

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

Cash Flow Hedges
FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These hedging programs are not designed to provide long-term foreign currency protection as the contracts have maturities of less than one year. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during fiscal 2012 or fiscal 2011 and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive (loss) income (“AOCLI”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

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

At February 29, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $16.5 million and ($0.8) million, respectively. At February 29, 2012, there were no other outstanding foreign exchange forward contracts.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (Buy/Sell)	Feb 29, 2012	Aug 31, 2011	Feb 29, 2012	Aug 31, 2011
Euro	$0	$8,422	$0	$916
British Pound Sterling	0	0	0	0
Japanese Yen	0	196	0	(19)
Indian Rupee	16,500	0	(795)	0
Total	$16,500	$8,618	$(795)	$897

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

Fair Value of Derivative Instruments
The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Feb 29, 2012	Aug 31, 2011
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Other current assets	$0	$897
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$795	$0
	Deferred rent and other non-current liabilities	0	0
	Total liabilities	$795	$0

Derivatives not designated as hedging instruments	None	$0	$0
	Net Derivative Assets (Liabilities)	$(795)	$897

Derivatives in Cash Flow Hedging Relationships for the three months ended February 29, 2012 and February 28, 2011 (in thousands):

	Gain Recognized in AOCLI on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCLI into Income (Effective Portion)	(Loss) Gain Reclassified from AOCLI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011
Foreign currency forward contracts	$598	$1,815	SG&A	$(412)	$933

Derivatives in Cash Flow Hedging Relationships for the six months ended February 29, 2012 and February 28, 2011 (in thousands):

	(Loss) Gain Recognized in AOCLI on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCLI into Income (Effective Portion)	Gain Reclassified from AOCLI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2012	2011		2012	2011
Foreign currency forward contracts	$(998)	$3,284	SG&A	$108	$1,377

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

Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCLI (in thousands):

	Six Months Ended
	Feb 29, 2012	Feb 28, 2011
Beginning balance, net of tax	$590	$(238)
Changes in fair value	(998)	3,284
Realized gain reclassified to earnings	(108)	(1,377)
Ending balance, net of tax	$(516)	$1,669

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.  Of the total $225 million of goodwill reported by the Company at February 29, 2012, 65% was recorded in the U.S. segment, 33% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended February 29, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$136,415	$48,824	$14,132	$199,371
Segment operating profit	37,565	22,536	7,016	67,117
Total assets	358,963	258,805	46,056	663,824
Capital expenditures	4,255	156	179	4,590

For the three months ended February 28, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$121,550	$43,869	$12,216	$177,635
Segment operating profit	32,411	20,199	5,483	58,093
Total assets	414,259	242,672	26,139	683,070
Capital expenditures	5,510	178	1,724	7,412

For the six months ended February 29, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$270,892	$96,929	$27,998	$395,819
Segment operating profit	74,001	46,317	13,552	133,870
Capital expenditures	9,867	211	566	10,644

For the six months ended February 28, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$239,774	$87,056	$24,094	$350,924
Segment operating profit	67,612	38,718	11,192	117,522
Capital expenditures	12,130	345	2,958	15,433

8. GOODWILL

There was no goodwill acquired during fiscal 2012. Changes in the carrying amount of goodwill by segment for the six months ended February 29, 2012 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2011	$145,826	$78,172	$4,267	$228,265

Goodwill acquired during the period	0	0	0	0
Foreign currency translations	0	(2,755)	(235)	(2,990)
Balance at February 29, 2012	$145,826	$75,417	$4,032	$225,275

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

9. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.1 years at February 29, 2012.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 29, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,468	$16,923	$32,545
Client relationships	20,269	13,143	7,126
Software technology	18,725	18,222	503
Non-compete agreements	1,750	613	1,137
Trade names	572	413	159
Total	$90,784	$49,314	$41,470

At August 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$52,438	$16,849	$35,589
Client relationships	21,088	12,782	8,306
Software technology	19,093	18,222	871
Non-compete agreements	1,750	437	1,313
Trade names	572	341	231
Total	$94,941	$48,631	$46,310

There were no intangible assets acquired during fiscal 2012. The change in the gross carrying amount of intangible assets at February 29, 2012 as compared to August 31, 2011 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $1.8 million and $2.1 million for the three months ended February 29, 2012 and February 28, 2011, respectively. Amortization expense recorded for intangible assets was $3.7 million and $4.3 million for the six months ended February 29, 2012 and February 28, 2011, respectively. As of February 29, 2012, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2012	$3,618
2013	5,828
2014	4,751
2015	4,050
2016	2,557
Thereafter	20,666
Total	$41,470

10. COMMON STOCK AND EARNINGS PER SHARE

On February 14, 2012, the Company’s Board of Directors approved a regular quarterly dividend of $0.27 per share, or $1.08 per share per annum. The cash dividend of $12.1 million was paid on March 20, 2012, to common stockholders of record on February 29, 2012. Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended
	Feb 29, 2012	Feb 28, 2011

Balance at September 1	45,055	46,024
Common stock issued for employee stock plans	364	925
Repurchase of common stock	(658)	(809)
Balance at February 29, 2012 and February 28, 2011, respectively	44,761	46,140

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

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount

For the three months ended February 29, 2012
Basic EPS
Income available to common stockholders	$46,746	44,880	$1.04
Diluted EPS
Dilutive effect of stock options and restricted stock		827
Income available to common stockholders plus assumed conversions	$46,746	45,707	$1.02

For the three months ended February 28, 2011
Basic EPS
Income available to common stockholders	$45,254	46,226	$0.98
Diluted EPS
Dilutive effect of stock options and restricted stock		1,201
Income available to common stockholders plus assumed conversions	$45,254	47,427	$0.95

For the six months ended February 29, 2012
Basic EPS
Income available to common stockholders	$92,290	44,993	$2.05
Diluted EPS
Dilutive effect of stock options and restricted stock		979
Income available to common stockholders plus assumed conversions	$92,290	45,972	$2.01

For the six months ended February 28, 2011
Basic EPS
Income available to common stockholders	$86,855	46,244	$1.88
Diluted EPS
Dilutive effect of stock options and restricted stock		1,251
Income available to common stockholders plus assumed conversions	$86,855	47,495	$1.83

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three and six months ended February 29, 2012 was 440,515 and 300,651, respectively, because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per share for the three months ended February 28, 2011. However, 4,838 stock options were excluded for the six months ended February 28, 2011. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended February 29, 2012 and February 28, 2011 was 30,090 and 183, respectively, because their inclusion would have been anti-dilutive. For the six months ended February 29, 2012 and February 28, 2011, the number of restricted stock awards excluded was 30,090 and 92, respectively.

For the three and six months ended February 29, 2012, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,323,117. Similarly, 2,531,598 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2011. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at February 29, 2012 and February 28, 2011 for these performance-based stock options.

11. STOCKHOLDERS’ EQUITY

Preferred Stock
At February 29, 2012 and August 31, 2011, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock
At the fiscal 2011 Annual Meeting of Stockholders (the “Meeting”) of FactSet held on December 13, 2011, the stockholders of FactSet voted on and approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $0.01, of FactSet from 100,000,000 to 150,000,000 shares. Such amendment to FactSet’s Restated Certificate of Incorporation had previously been approved on October 24, 2011, by the Company’s Board of Directors. On December 16, 2011, a Certificate of Amendment was filed with the Secretary of State of Delaware to effect, as of such date, the foregoing amendment of the Company’s Restated Certificate of Incorporation. The newly authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans. These additional shares provide the Company the flexibility to issue shares for future corporate needs without potential expense or delay incident to obtaining stockholder approval for any particular issuance.

Treasury Stock
On December 31, 2011, FactSet retired 16,658,741 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $850.9 million at December 31, 2011. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock ($0.2 million), reduce additional paid-in capital (“APIC”) by the amount recorded in APIC when the stock was originally issued ($361.4 million) and any remaining excess of cost as a deduction from retained earnings ($489.3 million).

Share Repurchase Program
On June 13, 2011, the Company’s Board of Directors approved a $200 million expansion to the existing share repurchase program. During the first six months of fiscal 2012, the Company repurchased 657,800 shares for $59.6 million under the existing share repurchase program. At February 29, 2012, $83 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock
During the first six months of fiscal 2012, the Company did not grant restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards granted in fiscal 2011 vest between five and six years and are amortized to stock-based compensation expense over the vesting period.

Dividends
The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

12. COMPREHENSIVE INCOME

Comprehensive Income
The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011
Net income	$46,746	$45,254	$92,290	$86,855
Other comprehensive income, net of tax:
Net unrealized gain (loss) on cash flow hedges	1,010	882	(1,106)	1,907
Foreign currency translation adjustments	2,835	9,025	(8,813)	11,733
Comprehensive income	$50,591	$55,161	$82,371	$100,495

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	Feb 29, 2012	Aug 31, 2011
Accumulated unrealized (loss) gain on cash flow hedges, net of tax	$(516)	$590
Accumulated foreign currency translation adjustments	(15,063)	(6,250)
Total accumulated other comprehensive loss	$(15,579)	$(5,660)

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

During the first six months of fiscal 2012, FactSet granted 1,085,144 stock options at a weighted average exercise price of $94.84 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2011	6,132	$57.28
Granted – non performance-based	420	94.84
Granted – performance-based	666	94.84
Exercised	(188)	29.40
Forfeited	(25)	71.49
Balance at November 30, 2011	7,005	$63.79
Granted – non-employee Directors grant	21	87.26
Exercised	(135)	35.34
Forfeited	(13)	86.13
Balance at February 29, 2012	6,878	$64.38

The total number of in-the-money options exercisable as of February 29, 2012 was 2.9 million with a weighted average exercise price of $44.43. As of August 31, 2011, 2.6 million in-the-money outstanding options were exercisable with a weighted average exercise price of $38.99. The aggregate intrinsic value of in-the-money stock options exercisable at February 29, 2012 and August 31, 2011 was $122.7 million and $129.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $87.40 at February 29, 2012 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended February 29, 2012 and February 28, 2011 was $7.2 million and $18.6 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 29, 2012 and February 28, 2011 was $18.5 million and $49.6 million, respectively.

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

November 2010 Annual Employee Performance-based Option Grant Review
In November 2010, the Company granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At February 29, 2012, the Company estimated that 20% or 146,867 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $1.8 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 29, 2012	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(1,216)	$0
20%	$1,811	$0	$124
60%	$5,433	$2,432	$372
100%	$9,055	$4,864	$620

* Amounts represent the cumulative catch-up adjustment to be recorded for the November 2010 performance-based option grant if there had been a change in the vesting percentage as of February 29, 2012. The cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

November 2011 Annual Employee Performance-based Option Grant Review
In November 2011, the Company granted 665,551 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013. At February 29, 2012, the Company estimated that 20% or 113,110 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $3.3 million to be recognized over the remaining vesting period.

A change in the actual financial performance levels achieved by FactSet could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 29, 2012	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(366)	$0
20%	$3,275	$0	$175
60%	$9,825	$732	$525
100%	$16,375	$1,464	$875

* Amounts represent the cumulative catch-up adjustment to be recorded if there had been a change in the vesting percentage as of February 29, 2012. The cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

Other Performance-based Option Grants
Between June 2010 and July 2011, the Company granted 950,923 performance-based employee stock options that vest based on FactSet achieving certain ASV targets. At February 29, 2012, the Company estimated that 204,508 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $1.1 million to be recognized over the remaining vesting period of approximately 1.6 years.

A change in the actual financial performance levels achieved by FactSet due to unforeseen significant ASV growth in future fiscal years could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 29, 2012	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$0	$0
50%	$5,017	$2,608	$386
100%	$8,712	$6,538	$968

* Amounts represent the cumulative catch-up adjustment to be recorded if there had been a change in the vesting percentage as of February 29, 2012. The cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

Restricted Stock and Stock Unit Awards
The Company’s option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2011	407	$71.31
Granted (restricted stock and stock units)	0	$0
Vested	0	$0
Canceled/forfeited	(2)	$70.66
Balance at November 30, 2011	405	$71.31
Granted (restricted stock and stock units)	0	$0
Vested	0	$0
Canceled/forfeited	(1)	$73.90
Balance at February 29, 2012	404	$71.30

There were no restricted stock awards granted during the first six months of fiscal 2012.

During the first six months of fiscal 2011, the following restricted stock award was granted.

November 2010 Employee Restricted Stock Award
In November 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards in November 2010 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted in November 2010 was $84.38. As of February 29, 2012, unamortized stock-based compensation expense of $6.1 million is to be amortized to compensation expense over the remaining vesting period.

Other Employee Restricted Stock and Stock Unit Awards
-
Between November 2010 and January 2011, the Company granted 5,376 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. As of February 29, 2012, unamortized stock-based compensation expense of $0.1 million is to be amortized to compensation expense over the remaining vesting period.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2011	4,977	147
Granted – non performance-based options	(666)	0
Granted – performance-based options	(420)	0
Share-based awards canceled/forfeited*	31	0
Balance at November 30, 2011	3,922	147
Granted – non-employee Directors grant	0	(21)
Share-based awards canceled/forfeited*	16	0
Balance at February 29, 2012	3,938	126

* Under the Company’s option plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended February 29, 2012, employees purchased 19,690 shares at a weighted average price of $74.29 as compared to 16,872 shares at a weighted average price of $77.09 in the same period a year ago. At February 29, 2012, 237,682 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan
The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $3.1 and $3.0 million in matching contributions to employee 401(k) accounts during the six months ended February 29, 2012 and February 28, 2011, respectively.

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

The following table summarizes stock-based compensation expense for the three and six months ended February 29, 2012 and February 28, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011
Stock-based compensation (1)	$6,044	$6,701	$11,925	$10,377
Tax effect of stock-based compensation	(1,868)	(2,058)	(3,756)	(3,252)
Stock-based compensation, net of tax	$4,176	$4,643	$8,169	$7,125

(1) Included in the second quarter of fiscal 2011 was a pre-tax charge of $2.5 million related to an increase in the estimated number of performance-based stock options that became eligible to vest.

As of February 29, 2012, $48.6 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.3 years. There was no stock-based compensation capitalized as of February 29, 2012 or August 31, 2011, respectively.

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

-	Q2 2012 – There were no employee stock options granted during the three months ended February 29, 2012.

Fiscal 2011
-
Q1 2011 – 84,811 non performance-based employee stock options and 809,239 performance-based employee stock options were granted at a weighted average exercise price of $88.40 and a weighted average estimated fair value of $24.42 per share.

-	Q2 2011 – 65,224 performance-based employee stock options were granted at a weighted average exercise price of $99.78 and a weighted average estimated fair value of $29.07 per share.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011
Term structure of risk-free interest rate	n/a	0.18% - 1.88%	0.13% - 2.41%	0.18% - 1.88%
Expected life	n/a	5.9 - 6.5 years	7.6 – 7.8 years	5.8 - 6.5 years
Term structure of volatility	n/a	26% - 34%	30% - 36%	26% - 34%
Dividend yield	n/a	1.25%	1.11%	1.25%
Weighted average estimated fair value	n/a	$29.07	$32.08	$24.47

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

Non-Employee Director Stock Option Fair Value Determinations
The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. A total of 250,000 shares of FactSet common stock have been reserved for issuance under the Directors’ Plan. The expiration date of the Directors’ Plan is December 1, 2018.

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

Fiscal 2012
On January 13, 2012, FactSet granted 20,976 stock options to the Company’s non-employee Directors, including a one-time new Director grant of 5,244 stock options for Robin A. Abrams, who was elected to FactSet’s Board of Directors on December 13, 2011. All of the options granted on January 13, 2012 have a weighted average estimated fair value of $24.79 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.94%
Expected life	5.43 years
Expected volatility	33.6%
Dividend yield	1.11%

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

Fiscal 2012
-	There were no restricted stocks awards granted during fiscal 2012.

Fiscal 2011
-	117,723 shares of restricted stock with a fair value of $84.38 were granted on November 8, 2010.
-	3,291 restricted stock units with a fair value of $83.49 were granted on November 8, 2010.
-	1,719 restricted stock units with a fair value of $94.50 were granted on January 27, 2011.
-	366 shares of restricted stock with a fair value of $95.24 were granted on January 27, 2011.

Employee Stock Purchase Plan Fair Value Determinations
During the three months ended February 29, 2012, employees purchased 19,690 shares at a weighted average price of $74.29 as compared to 16,872 shares at a weighted average price of $77.09 in the same period a year ago. During the first six months of fiscal 2012, employees purchased 42,856 shares at a weighted average price of $73.95 as compared to 38,606 shares at a weighted average price of $70.23 in the same period a year ago.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended February 29, 2012 and February 28, 2011 were $15.97 and $14.97 per share, respectively, with the following weighted average assumptions:

	Three Months Ended
	Feb 29, 2012	Feb 28, 2011
Risk-free interest rate	0.05%	0.14%
Expected life	3 months	3 months
Expected volatility	12.4%	9.4%
Dividend yield	1.2%	1.0%

The weighted average estimated fair value of employee stock purchase plan grants during the six months ended February 29, 2012 and February 28, 2011 were $15.69 and $13.65 per share, respectively, with the following weighted average assumptions:

	Six Months Ended
	Feb 29, 2012	Feb 28, 2011
Risk-free interest rate	0.03%	0.14%
Expected life	3 months	3 months
Expected volatility	15.1%	9.6%
Dividend yield	1.2%	1.1%

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

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

	Three Months Ended				Six Months Ended
	Feb 29, 2012	Feb 28, 2011	Change		Feb 29, 2012	Feb 28, 2011	Change
U.S. operations	$57,014	$49,394	15.4%		$114,102	$99,571	14.6%
Non-U.S. operations	10,599	8,831	20.0%		20,541	18,208	12.8%
Income before income taxes	$67,613	$58,225	16.1%		$134,643	$117,779	14.3%
U.S. operations	$18,707	$10,748	74.1%		$38,070	$26,426	44.1%
Non-U.S. operations	2,160	2,223	(2.8	) %	4,283	4,498	(4.8	) %
Total provision for income taxes	$20,867	$12,971	60.9%		$42,353	$30,924	37.0%
Effective tax rate	30.9%	22.3%			31.5%	26.3%

The following table provides details of income taxes (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	Feb 29, 2012		Feb 28, 2011		Feb 29, 2012		Feb 28, 2011
Income before income taxes	$67,613		$58,225		$134,643		$117,779
Provision for income taxes	$20,867		$12,971		$42,353		$30,924
Effective tax rate	30.9	% *	22.3	% **	31.5	% *	26.3	% **

* The expiration of the U.S. Federal R&D tax credit on December 31, 2011 increased the annual effective tax rate by 1.3%.

** The Company’s annual effective tax rate before discrete items for fiscal 2011 was 31.0%. During the second quarter of fiscal 2011, FactSet recorded $4.9 million of income tax benefits from the reenactment of the R&D credit in December 2010, which resulted in an actual effective tax rate for the second quarter of 22.3% and 26.3% for the six months ended February 28, 2011. Excluding the $4.9 million of income tax benefits, the effective tax rate for the second quarter of fiscal 2011 was 30.7%.

The components of the provision for income taxes consist of the following (in thousands):

	Six Months Ended
	Feb 29, 2012	Feb 28, 2011
Current:
U.S. federal	$35,702	$24,112
U.S. state and local	2,114	3,441
Non-U.S.	4,497	4,923
Total current taxes	$42,313	$32,476

Deferred:
U.S. federal	$278	$(1,077)
U.S. state and local	(24)	(50)
Non-U.S.	(214)	(425)
Total deferred taxes	$40	$(1,552)
Total tax provision	$42,353	$30,924

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Feb 29, 2012	Aug 31, 2011
Deferred tax assets
Current
Receivable reserve	$716	$736
Deferred rent	3,052	3,272
Net current deferred taxes	$3,768	$4,008
Non-current
Depreciation on property, equipment and leasehold improvements	1,317	2,437
Deferred rent	2,774	2,793
Stock-based compensation	20,326	18,096
Purchased intangible assets, including acquired technology	(5,165)	(4,549)
Other	386	1,389
Net non-current deferred taxes	19,638	20,166
Total deferred tax assets	$23,406	$24,174

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Feb 29, 2012	Aug 31, 2011
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,282	$3,712
Stock-based compensation	(429)	0
Total deferred tax liabilities (non-current)	$2,853	$3,712

A provision has not been made for additional U.S. Federal taxes as of February 29, 2012 on undistributed earnings of foreign subsidiaries, except for France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at February 29, 2012 and August 31, 2011. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of February 29, 2012, the Company had gross unrecognized tax benefits totaling $5.5 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2012 (in thousands):

Unrecognized tax benefits at August 31, 2011	$7,204
Additions based on tax positions related to the current year	372
Additions for tax positions of prior years	225
Reductions from settlements with taxing authorities	(2,288)
Unrecognized income tax benefits at February 29, 2012	$5,513

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 29, 2012, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2009 through 2012
State (various)	2008 through 2012

Europe
France	2010 through 2012
United Kingdom	2008 through 2012

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments
At February 29, 2012, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; and Milan, Italy. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the first six months of fiscal 2012, FactSet entered into the following new lease agreements:

•
Norwalk, CT: A new lease agreement to expand FactSet’s corporate headquarters in Norwalk, CT was entered into during November 2011. The new lease results in incremental future minimum rental payments of $3.8 million over the non-cancelable lease term of eight years.

•
New York, New York: New lease agreements for additional space to support the Company’s operations were entered into during first quarter 2012, which result in incremental future minimum rental payments of $6.3 million over the non-cancelable lease term of approximately 3.5 years.

Including the new lease agreements entered into during the first six months of fiscal 2012, the Company’s worldwide leased office space increased to approximately 767,100 square feet at February 29, 2012, up 6% from August 31, 2011.

At February 29, 2012, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2012 (remaining six months)	$13,476
2013	25,959
2014	24,576
2015	20,225
2016	14,391
Thereafter	48,050
Total	$146,677

During the three months ended February 29, 2012 and February 28, 2011, rent expense for all operating leases amounted to $8.7 million and $7.9 million, respectively. Rent expense for all operating leases for the first six months of fiscal 2012 and 2011 amounted to $17.1 million and $15.6 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 29, 2012. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 29, 2012, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers
Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2011, the Company had total purchase commitments of $47.8 million. There were no material changes in FactSet’s purchase commitments during the first six months of fiscal 2012.

Contingencies

Legal Matters
FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at February 29, 2012, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any fiscal year presented. At February 29, 2012, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2011. At February 29, 2012 and August 31, 2011, the receivable reserve was $1.9 and $2.0 million, respectively.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS

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

We combine hundreds of data sets, including content regarding tens of thousands of companies and securities from major markets all over the globe, into a single online platform of information and analytics. Clients have simultaneous access to content from an array of sources, which they can combine and utilize in nearly all of our applications. With Microsoft Office integration, wireless access and customizable options, we offer the most complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate 81% of our revenues from investment management clients and the remainder is from investment banking firms who perform M&A advisory work and equity research.

As of February 29, 2012, we employed 5,516 employees, a net increase of 66 employees over the past three months and up 16% or 748 employees from a year ago. Of these employees, 1,770 were located in the U.S., 602 in Europe and 3,144 in Asia Pacific. Approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 18% conduct sales and consulting services and the remaining 4% provide administrative support.

We continue to view our successes over long-term horizons, but are pleased to recognize current successes as we reported robust top and bottom-line growth in the second quarter of fiscal 2012. Despite difficult market conditions, we continue to grow. Over the past three months ASV grew by $22 million, 400 net new users came on board and we added 53 net new clients, our highest number since 2006. Annual client retention remained greater than 95% of ASV, and on a client basis, the annual retention rate improved to 92% of clients at February 29, 2012 as compared to 90% a year ago, reflecting a reduction in client turnover.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and six months ended February 29, 2012 and February 28, 2011, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended			Six Months Ended
(in thousands, except per share data)	Feb 29, 2012	Feb 28, 2011	Change	Feb 29, 2012	Feb 28, 2011	Change
Revenues	$199,371	$177,635	12.2%	$395,819	$350,924	12.8%
Cost of services	67,531	60,137	12.3%	134,364	116,922	14.9%
Selling, general and administrative	64,723	59,405	9.0%	127,585	116,480	9.5%
Operating income	67,117	58,093	15.5%	133,870	117,522	13.9%
Net income	$46,746	$45,254	3.3%	$92,290	$86,855	6.3%
Diluted earnings per common share	$1.02	$0.95	7.4%	$2.01	$1.83	9.8%
Diluted weighted average common shares	45,707	47,427		45,972	47,495

Revenues

Revenues for the three months ended February 29, 2012 were $199.4 million, up 12.2% compared to the prior year. For the first six months of fiscal 2012, revenues increased 12.8% to $395.8 million. During the second quarter of fiscal 2012, net new clients rose by 53 clients and annual subscriptions increased by $21.7 million. The 12.8% increase in revenues year over year were from successes across our product suite and in all geographic locations. Our revenue growth drivers during fiscal 2012 were new client and user additions across our geographical segments, an increase in the client retention rate, continued use of our advanced applications such as Portfolio Analysis (“PA”), the expanded deployment of our proprietary data and an annual price increase which impacted the majority of our U.S. investment management clients. These revenue drivers were partially offset by a reduction in spending from our investment banking clients.

Growth in the number of clients and users of FactSet
For the ninth consecutive quarter, we experienced net new client growth. At February 29, 2012, the average ASV per client was $346,000, up from $335,000 at February 28, 2011. The total number of FactSet clients as of February 29, 2012 was 2,324, a net increase of 53 clients during the past three months compared to 38 net new clients in the same quarter a year ago. The addition of new clients is important to FactSet as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients.

At February 29, 2012, there were 47,300 professionals using FactSet, an increase of 400 users in the last three months and up 2,500 users from a year ago. Total user count growth of 6% over the past 12 months was from investment management clients who utilize advanced FactSet applications including real-time news and quotes and our vast array of proprietary data.

Broad-based growth across all geographies
Our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally. Revenues generated by each of our segments experienced double-digit growth compared to the year ago quarter, as U.S. revenues were up 12%, European revenues advanced 11% and Asia Pacific revenues grew 16%. Our investment management clients continued to experience growth across all geographies and represented 81% of our total revenues during the second quarter of fiscal 2012, an uptick from 80% a year ago.

Increase in the client retention rate
At February 29, 2012, annual client retention remained at greater than 95% of ASV, consistent with last year. However, our annual client retention rate, in terms of the actual number of clients, improved to 92% at February 29, 2012 as compared to 90% a year ago. We believe these statistics, which have increased since last year despite concerns over the global economy, demonstrate to us that our clients continue to be engaged with our services and derive value from them.

Clients continue to license our advanced applications
We continue to experience success at existing clients with continuing growth from our Portfolio Analytics suite of products, including growing demand for our Fixed Income in PA product. Equity portfolio analysis, SPAR, Fixed Income in PA and quantitative tools have been among the many value-added applications that continue to be in demand by our clients as sales of our quantitative products accelerated and led to revenue growth in fiscal 2012. This suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. Since September 1, 2011, we have increased the PA workstation count, the number of clients using Fixed Income in PA, and the number of quantitative users who take advantage of our PA offerings. The rise in users of PA during the six months is derived primarily from our largest investment management clients.

Expanded deployment of our proprietary data
FactSet proprietary content has been a solid contributor to our total revenue growth in fiscal 2012. We have been successful in licensing proprietary FactSet data and in particular, FactSet Fundamentals and FactSet Estimates. The types of data licensed in feed form includes Ownership, Transcripts, M&A and Corporate Hierarchy data, among others. Data feeds are consumed by a range of clients, including existing large FactSet clients and some who do not manage money or provide sell-side services.

Annual Price Increase
As FactSet has done for the past several years, we issued our annual price increase during the second quarter of fiscal 2012. This price increase impacted the majority of our U.S. investment management clients and resulted in ASV growth during the second quarter of fiscal 2012 of $10 million, as compared to the prior year price increase of $9 million.

Partially offsetting the positive revenue drivers discussed above was global banking and brokerage clients reduced their vendor spend in the current global economy uncertainty. ASV from our investment banking clients decreased by $1.1 million in the second quarter of fiscal 2012 as volatility in the financial markets interrupted the short-term buying patterns of our investment banking client base. These clients reduced internal headcount, which lowered user counts during the past three months.

Revenues by Geographic Region

	Three Months Ended			Six Months Ended
(in thousands)	Feb 29, 2012	Feb 28, 2011	Change	Feb 29, 2012	Feb 28, 2011	Change
U.S.	$136,415	$121,550	12.2%	$270,892	$239,774	13.0%
% of revenues	68.4%	68.4%		68.4%	68.3%
Europe	$48,824	$43,869	11.3%	$96,929	$87,056	11.3%
Asia Pacific	14,132	12,216	15.7%	27,998	24,094	16.2%
International	62,956	$56,085	12.3%	124,927	$111,150	12.4%
% of revenues	31.6%	31.6%		31.6%	31.7%
Consolidated	$199,371	$177,635	12.2%	$395,819	$350,924	12.8%

Three months ended February 29, 2012 (Quarter-to-date)

Revenues from our U.S. segment increased 12.2% to $136.4 million during the three months ended February 29, 2012 compared to the same period a year ago. Our revenue growth rates in the U.S. reflect client and user count growth, increased revenues from Market Metrics, annual price increases, the expanded deployment of our proprietary content, an increase in the number of PA users and a reduction in client cancellations. Over the past 12 months, we increased prices which impacted the majority of our U.S. investment management clients and a smaller percentage of our U.S. banking and brokerage clients. These annual price increases resulted in revenue growth during the second quarter of fiscal 2012 of $2.4 million, while Market Metrics revenues increased by $1.7 million.

International revenues in the second quarter of fiscal 2012 were $63.0 million, an increase of 12.3% from $56.1 million in the prior year period. The impact from foreign currency increased international revenues by $0.2 million year over year. European revenues advanced 11.3% to $48.8 million due to increases in user and client counts, offering a broader selection of global proprietary content, clients licensing our advanced applications and an annual price increase back in March 2011. Asia Pacific revenues grew to $14.1 million, up 15.7% from the same period a year ago. Excluding the impact of foreign currency attributable to the change in the value of the Japanese Yen compared to the U.S. dollar, Asia Pacific revenue growth was 13.8%, largely due to our ability to sell additional services to existing clients, the ability to bring on new clients and users over the last 12 months, growth in our global content offering and the expansion of our real-time news and quotes that services the needs of a global investor. In March 2011, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $0.5 million during the second quarter of fiscal 2012. Revenues from international operations accounted for 32% of our consolidated revenues in fiscal 2012, consistent with a year ago.

Six months ended February 29, 2012 (Year-to-date)

Our U.S. segment revenue increased 13.0% to $270.9 million during the first half of fiscal 2012 as compared to $239.8 million in the same period a year ago. International revenues increased 12.4% to $124.9 million during the six months ended February 29, 2012 compared to $111.2 million in the prior year period. The impact from foreign currency increased international revenues by $0.5 million year over year. European revenues advanced 11.3% to $96.9 million due to user and client growth. Asia Pacific revenues grew to $28.0 million, up 16.2% from the same period a year ago. Excluding the impact of foreign currency, Asia Pacific revenue growth was 14.1% year over year. The annual price increase in March 2011 increased revenues by $1.0 million during fiscal 2012 as compared to the first half of fiscal 2011.

Annual Subscription Value (“ASV”)

ASV at a given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. At February 29, 2012, ASV was $803 million, up 11% over the prior year. ASV from our U.S. operations was $548 million, up $52 million from a year ago. ASV from international operations increased from $227 million at February 28, 2011 to $255 million at February 29, 2012, representing 32% of our Company-wide total.

ASV advanced $21.7 million during the second quarter of fiscal 2012, driven by expanding our market share in investment management clients. The $21.7 million growth in ASV underscores that the second quarter is typically a strong quarter for us due to an annual price increase and because many clients have budget flexibility to purchase new services after the new year begins. Due to the strong growth in our buy-side client business, the percentage of our total ASV derived from buy-side clients increased from 80% a year ago to 81% at February 29, 2012. In January 2012, we issued our annual price increase which impacted the majority of our U.S. investment management clients, resulting in ASV growth of $10 million, as compared to the prior year price increase of $9 million.

Users and Clients

Client count was 2,324 as of February 29, 2012, a net increase of 53 clients during the quarter and our highest number since 2006. This number of net new clients is 15 higher than the total we added in the second quarter of fiscal 2011 and illustrative of our opportunity to sell into more investment management firms. At February 29, 2012, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2011 and February 28, 2011. Professionals using FactSet was 47,300 at February 29, 2012. Users declined among sell-side clients, but the overall user count still increased by 400 on a net new basis during the quarter due to penetration on the buy-side. Our investment banking clients continue to be cautious in fiscal 2012 as they closely review and scrutinize their user populations based on how they perceive market opportunities. Many of them have experienced and continue to plan for significant headcount reductions, which lowered our buy-side user count during the second quarter of fiscal 2012.

Operating Expenses

	Three Months Ended			Six Months Ended
(in thousands)	Feb 29, 2012	Feb 28, 2011	Change	Feb 29, 2012	Feb 28, 2011	Change
Cost of services	$67,531	$60,137	12.3%	$134,364	$116,922	14.9%
Selling, general and administrative (“SG&A”)	64,723	59,405	9.0%	127,585	116,480	9.5%
Total operating expenses*	$132,254	$119,542	10.6%	$261,949	$233,402	12.2%

Operating income	$67,117	$58,093	15.5%	$133,870	$117,522	13.9%
Operating Margin	33.7%	32.7%		33.8%	33.5%

* Included in the second quarter of fiscal 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. During the second quarter of fiscal 2011, we estimated that it was probable the Company would achieve ASV and diluted earnings per share growth of at least 8% on a compounded annual basis for the two years ended August 31, 2011 due to our accelerating ASV and diluted EPS growth rates. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that are estimated to vest at the end of fiscal 2011. The charge related to stock-based compensation reduced GAAP operating income by $2.5 million, GAAP operating margin by 140 basis points from 34.1% to 32.7% and GAAP diluted earnings per share by $0.04.

Cost of Services

Three months ended February 29, 2012 (Quarter-to-date)

For the three months ended February 29, 2012, cost of services increased 12.3% to $67.5 million as compared to $60.1 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 33.9% during the second quarter of fiscal 2012, consistent with prior year as higher compensation expense associated with new hires in consulting, engineering and content was offset by lower depreciation and third party data costs and a decline in intangible assets amortization expense.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 160 basis points for the three months ended February 29, 2012 compared to the same period a year ago due to the continued expansion of our proprietary content collection operations in India and the Philippines, the hiring of new classes of engineers and consultants in the past 12 months and increased variable compensation partially offset by lower stock option expense. Over the last 12 months we have increased our content collection headcount by approximately 430 employees, primarily at our facilities in India and the Philippines. At February 29, 2012, approximately 54% of our employees were involved with content collection. In addition to the hiring of employees for our content collection operations, we grew by approximately 215 net new engineering and product development employees and 65 net new consultants in the past year, as we continue to improve our applications and service our existing client base. Partially offsetting these increases was lower stock-based compensation as the second quarter of fiscal 2011 included an incremental charge from a change in the expected outcome of performance-based stock options. Stock-based compensation reported within cost of services included an incremental $0.8 million during the second quarter of fiscal 2011 related to this change in performance-based stock options.

Lower levels of third party data costs, computer depreciation expense and amortization of intangible assets offset higher compensation during the second quarter of fiscal 2012 compared to the same period a year ago. Data costs, expressed as a percentage of revenues, decreased 65 basis points for the three months ended February 29, 2012 compared to the same period in fiscal 2011 as a result of lower variable fees payable to data vendors based on deployment of their content over the FactSet platform from increased client usage of our proprietary content. Annual third-party royalty payments were reduced due to the deployment of our own proprietary content over the FactSet platform including FactSet Fundamentals, FactSet Estimates and FactSet Economics. Computer-related expenses, including depreciation and computer maintenance costs, decreased 55 basis points in the second quarter of fiscal 2012 as compared to a year ago due to the continued use of fully depreciated servers and the transition to more efficient and cost-effective servers in our data centers. The cost per server and related maintenance continues to decline as we have become more efficient in our data centers. Amortization of intangible assets declined 30 basis points from a year ago as we did not acquire any new intangible assets during the past 12 months, while revenues increased over the same period by 12%.

Six months ended February 29, 2012 (Year-to-date)

Cost of services increased 14.9% to $134.4 million for the six months ended February 29, 2012, as compared to $116.9 million in the same period a year ago. Expressed as a percentage of revenues, cost of services was 33.9% during fiscal 2012, an increase of 60 basis points from fiscal 2011. The increase was driven by higher employee compensation partially offset by lower levels computer depreciation and amortization of intangible assets.

During fiscal 2012, employee compensation increased 165 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount and incurred higher variable compensation. Since March 1, 2011, we have hired approximately 430 employees for our content collection operations and 280 net new software engineers and consultants as we continue to improve our applications and service our existing client base.

Partially offsetting the growth in cost of services during fiscal 2012 were declines in computer depreciation and amortization of intangible assets. Computer depreciation expenses decreased 70 basis points in fiscal 2012 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers over the past 12 months. Amortization of intangible assets declined 30 basis points as previously acquired assets became fully amortized during the past 12 months.

Selling, General and Administrative

Three months ended February 29, 2012 (Quarter-to-date)

For the three months ended February 29, 2012, SG&A expenses increased 9.0% to $64.7 million from $59.4 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased 95 basis points to 32.5% during the second quarter of fiscal 2012. The decrease was due to lower employee compensation, including stock-based compensation.

Employee compensation, expressed as a percentage of revenues, decreased due to favorable currency rates, 11% ASV growth and the majority of the 748 people hired over the past 12 months were within cost of services (content collection, engineering and consulting). In addition, stock-based compensation in the second quarter of fiscal 2011 included an incremental $1.7 million charge to SG&A from a change in the expected outcome of performance-based stock options.

Six months ended February 29, 2012 (Year-to-date)

SG&A expenses were $127.6 million for the six months ended February 29, 2012, up 9.5% from $116.5 million in the same period a year ago. Expressed as a percentage of revenues, SG&A expenses decreased 95 basis points to 32.2% during fiscal 2012 and were driven by lower employee compensation and declines in T&E and marketing spending.

Expressed as a percentage of revenues, employee compensation declined 40 basis points in fiscal 2011 due to 11% ASV growth in the past 12 months and favorable currency rates. T&E costs, expressed as a percentage of revenues, decreased 25 basis points in the second quarter of fiscal 2012 compared to the same period in fiscal 2011 primarily due to lower interoffice travel. Marketing costs, expressed as a percentage of revenues, decreased 15 basis points due to lower advertising dollars spent in the past three months as compared to a year ago.

Operating Income and Operating Margin

Three months ended February 29, 2012 (Quarter-to-date)

Operating income advanced 15.5% to $67.1 million for the three months ended February 29, 2012 compared to the prior year period. Our operating margin during the second quarter of fiscal 2012 was 33.7%, up from 32.7% a year ago. Included in the second quarter of fiscal 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. This charge reduced GAAP operating income by $2.5 million and GAAP operating margin by 140 basis points from 34.1% to 32.7%.

Excluding the incremental $2.5 million of stock-based compensation recorded a year ago, the operating margin in the second quarter of fiscal 2012 was 40 basis points lower as compared to the same period a year ago due to expanding the number of employees in all areas throughout the world, including within our content operations, engineering, product development and consulting groups. The continued investment in our personnel resulted in employee count growth of 16% to 5,516 as of February 29, 2012 and was driven by hiring in our India and Philippines operations, as well as the hiring of consultants and software engineers in each geographic region. In the past three months, our headcount increased by 66 employees, mostly related to our regular January classes of new engineers and consultants.

In the second quarter of fiscal 2012 as compared to fiscal 2011, foreign currency movements increased revenues by $0.2 million, increased our operating expenses by $0.6 million and decreased operating income by $0.4 million.

Six months ended February 29, 2012 (Year-to-date)

During the first six months of fiscal 2012 operating income advanced 13.9% to $133.9 million compared to the prior year period. Our operating margin during fiscal 2012 was up 30 basis points to 33.8%. As disclosed above, the second quarter of fiscal 2011 included an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. This charge reduced our year-to-date GAAP operating margin by 70 basis points from 34.2% to 33.5%. Excluding the incremental $2.5 million of stock-based compensation from the year ago quarter, the operating margin in fiscal 2012 was 40 basis points lower compared to fiscal 2011 due to higher employee compensation.

During the first half of fiscal 2012, foreign currency movements increased revenues by $0.5 million, increased our operating expenses by $0.2 million and increased operating income by $0.3 million.

Operating Income by Segment

	Three Months Ended			Six Months ended
(in thousands)	Feb 29, 2012	Feb 28, 2011	Change	Feb 29, 2012	Feb 28, 2011	Change
U.S.	$37,565	$32,411	15.9%	$74,001	$67,612	9.4%
Europe	22,536	20,199	11.7%	46,317	38,718	19.6%
Asia Pacific	7,016	5,483	28.0%	13,552	11,192	21.1%
Consolidated	$67,117	$58,093		$133,870	$117,522

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

Operating income from our U.S. business increased 15.9% to $37.6 million during the three months ended February 29, 2012 compared to $32.4 million in the same period a year ago. For the six months ended February 29, 2012, U.S. operating income advanced 9.4% to $74.0 million compared to the year ago period. The increase in operating income was primarily due to $14.9 million of incremental revenues, lower depreciation and third party data costs and a decline in intangible asset amortization expense partially offset by higher employee compensation within cost of services. Our revenue growth in the U.S. reflect strong client and user growth, an increase in Market Metrics revenues by $1.7 million, expanded deployment of our proprietary data, clients continuing to purchase our PA suite of products, an increase in the client retention rate and our annual price increases which impacted the majority of our U.S. investment management clients in the past 12 months. Computer depreciation costs decreased due to the continued use of fully depreciated servers, while variable fees payable to data vendors based on deployment of their content over the FactSet platform declined as the result of increased client usage of our proprietary content, including FactSet Fundamentals, FactSet Estimates and FactSet Economics. U.S. employee headcount increased 14% over the prior year leading to higher compensation costs in fiscal 2012.

European operating income increased 11.7% to $22.5 million during the three months ended February 29, 2012 compared to the same period a year ago. For the six months ended February 29, 2012, European operating income advanced 19.6% to $46.3 million. The increase in European operating income is due to a $5.0 million increase in revenues and lower T&E and data costs. European revenues advanced 11.3% to $48.8 million due to increases in user and client counts, offering a broader selection of global proprietary content, clients licensing our advanced applications and an annual price increase back in March 2011.

Asia Pacific operating income increased 28.0% to $7.0 million during the three months ended February 29, 2012 compared to $5.5 million in the same period a year ago. For the six months ended February 29, 2012, Asia Pacific operating income advanced 21.1% to $13.6 million. The increase in Asia Pacific operating income was from $1.9 million of incremental revenues year over year, including a benefit of $0.2 million from the impact of foreign currency.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended				Six months ended
(in thousands, except per share data)	Feb 29, 2012		Feb 28, 2011	Change	Feb 29, 2012		Feb 28, 2011	Change
Other income	$496		$132	275.8%	$773		$257	200.8%
Provision for income taxes	$20,867		$12,971	60.9%	$42,353		$30,924	37.0%
Net income	$46,746		$45,254	3.3%	$92,290		$86,855	6.3%
Diluted earnings per common share	$1.02		$0.95	7.4%	$2.01		$1.83	9.8%
Effective tax rate	30.9	%*	22.3%	**	31.5	%*	26.3%	**

* The U.S. Federal R&D tax credit expired on December 31, 2011. We expect that it will be reenacted as it has been for the past 30 years. However, we are not permitted to factor it into our effective tax rate unless it is part of currently enacted tax law. As such, the expiration of the R&D credit increased our fiscal 2012 annual effective tax rate to 31.5%.

** Our projected annual effective tax rate before discrete items for fiscal 2011 was 31.0%. During the second quarter of fiscal 2011, we recorded $4.9 million of income tax benefits from the reenactment of the R&D credit in December 2010, which resulted in an actual effective tax rate for the second quarter of 22.3% and 26.3% for the six months ended February 28, 2011. Our effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2011, it did not reflect the R&D tax credit in any months of fiscal 2011 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010. Excluding the $4.9 million of income tax benefits from the reenactment of the R&D credit, the effective tax rate for the second quarter of fiscal 2011 was 30.7%.

Other Income

Other income rose by $0.4 million during the second quarter of fiscal 2012 and by $0.5 million year-to-date due to our $15 million purchase of short-term certificates of deposit in October 2011. These deposits have maturities of less than one year and resulted in interest income of $0.34 million during the current quarter and $0.48 million year-to-date. Excluding our returns on the short-term certificates of deposit, which average 9.4%, our average annualized return on cash and cash equivalents improved from 30 basis points in fiscal 2011 to 41 basis points during fiscal 2012. At no time during fiscal 2012 and 2011 did a component of our cash, cash equivalents and investments portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended February 29, 2012, the provision for income taxes increased by $7.9 million to $20.9 million as compared to the same period a year ago due to $4.9 million of income tax benefits recognized in the second quarter of fiscal 2011 from the reenactment of the U.S. Federal R&D credit in December 2010, expiration of the R&D tax credit on December 31, 2011, which increased our fiscal 2012 annual effective tax rate by 1.3% and a 16.1% increase in income before income taxes year over year.

For the first six months of fiscal 2012, the provision for income taxes was $42.4 million, up 37.0% from $30.9 million in fiscal 2011 due to $4.9 million of income tax benefits recorded in the second quarter of fiscal 2011 from the reenactment of the U.S. Federal R&D credit in December 2010 and a 14.3% increase in income before income taxes year over year.

Net Income and Earnings per Share

Net income rose 3.3% to $46.7 million and diluted earnings per share increased 7.4% to $1.02 for the three months ended February 29, 2012. During the first six months of fiscal 2012, net income rose 6.3% to $92.3 million and diluted earnings per share increased 9.8% to $2.01 compared to the same period a year ago. Included in second quarter of fiscal 2011 were income tax benefits of $0.10 per diluted share from the reenactment of the U.S. Federal R&D credit. In addition, a pre-tax charge of $2.5 million or $0.04 per diluted share was recorded in the year ago quarter related to an increase in the estimated number of performance-based stock options that were eligible to vest in August 2011. Excluding income tax benefits of $4.9 million ($0.10 per diluted share) and the after-tax stock-based compensation charge of $1.7 million ($0.04 per diluted share) from the year ago quarter, non-GAAP net income advanced 11% and non-GAAP diluted earnings per share increased 15%. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower T&E, decreased computer depreciation and amortization of intangible assets and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation and a higher effective tax rate due to the expiration of the U.S. Federal R&D tax credit.

Use of Non-GAAP Financial Measures

Financial measures in accordance with GAAP including net income and diluted earnings per share have been adjusted to report non-GAAP financial measures. The fiscal 2011 measures exclude incremental pre-tax stock-based compensation of $2.5 million (or $1.7 million after-tax) from a change in the expected outcome of performance-based stock options and $4.9 million of income tax benefits related to the reenactment of the U.S. Federal R&D credit in December 2010. No adjustments to the fiscal 2012 GAAP financial measures were made below.

	Three Months Ended			Six Months Ended
(in thousands, except per share data)	Feb 29, 2012	Feb 28, 2011	Change	Feb 29, 2012	Feb 28, 2011	Change
GAAP Net income	$46,746	$45,254	3.3%	$92,290	$86,855	6.3%
Incremental stock-based compensation, net of tax(1)	0	1,698		0	1,698
Income tax benefits from U.S. Federal R&D credit	0	(4,912)		0	(4,912)
Non-GAAP Net income	$46,746	$42,040	11.2%	$92,290	$83,641	10.3%
Non-GAAP Diluted earnings per common share	$1.02	$0.89	14.6%	$2.01	$1.76	14.2%
Diluted weighted average common shares	45,707	47,427		45,972	47,495

(1) For the purposes of calculating the non-GAAP measures above, stock-based compensation expense was taxed at the effective tax rate of 30.7%, which excludes the $4.9 million in income tax benefits.

We use these non-GAAP financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these financial measures and the information they provide are useful to investors because it permits investors to view the Company’s performance using the same tools that we use to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $159 million, which translates into a net foreign currency exposure of $143 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 68% of our employees are located. Foreign currency movements increased our operating expenses by $0.6 million and decreased operating income by $0.4 million during the second quarter of fiscal 2012 as compared to the same period a year ago. During the first half of fiscal 2012, foreign currency movements increased our operating expenses by $0.2 million and increased operating income by $0.3 million as compared to fiscal 2011.

During the first quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 90% of our Indian Rupee exposure through the end of the first quarter of fiscal 2013. At February 29, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $16.5 million and ($0.8) million, respectively. At February 29, 2012, there were no other outstanding foreign exchange forward contracts as all of our previously entered into foreign currency forward contracts to hedge our Euro, British Pound Sterling and Japanese Yen exposure settled. A loss on derivatives for the three months ended February 29, 2012 of $0.4 million was recorded into operating income in our Consolidated Statements of Income as compared to a gain of $0.9 million in the same period a year ago. During the first half of fiscal 2012, a gain on derivatives of $0.1 million was recorded into operating income compared to a gain of $1.4 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended		Six Months Ended
	Feb 29, 2012	Feb 28, 2011	Feb 29, 2012	Feb 28, 2011
Net cash provided by operating activities	$43,704	$50,297	$98,459	$72,481
Capital expenditures (1)	(4,590)	(7,412)	(10,644)	(15,433)
Free cash flow (2)	$39,114	$42,885	$87,815	$57,048
Net cash used in investing activities	$(4,590)	$(7,412)	$(25,644)	$(15,433)
Net cash used in financing activities	$(48,943)	$(46,401)	$(65,161)	$(55,375)
Cash and cash equivalents at end of period	$184,998	$203,105

(1)	Included in net cash used in investing activities during each fiscal year reported above.
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

Cash and cash equivalents aggregated to $185.0 million or 28% of our total assets at February 29, 2012, compared with $203.1 million or 30% of our total assets at February 28, 2011 and $181.7 million at August 31, 2011 or 28% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $3.3 million since August 31, 2011 from cash provided by operations of $98.5 million, $13.8 million from the exercise of employee stock options and $5.0 million of tax benefits from share-based payment arrangements partially offset by cash outflows of $15.0 million from purchases of investments, $59.8 million related to stock repurchases, dividend payments of $24.2 million, capital expenditures of $10.6 million and $4.3 million from the effect of exchange rate changes on our foreign cash balances.

Free cash flow generated over the last twelve months was $208.6 million, up 12% over the prior year and exceeded net income by 18%. During the second quarter of fiscal 2012, free cash flow was $39.1 million due to net income of $46.7 million and timing of accrued expenses partially offset estimated income tax payments, $4.6 million in capital expenditures and a $6.6 million increase in accounts receivable due to invoicing a small percentage of our client annually in advance.

During the second quarter of fiscal 2012 we remitted estimated Federal tax payments for the first half of fiscal 2012 totaling $28.7 million, of which $14.4 million represented our estimated tax payment for the just completed second quarter. Estimated tax payments remitted in the first half of fiscal 2011 was $20.7 million, which included a tax payment of $8.7 million for the year ago second quarter.

Consistent with prior years, we invoice a small percentage of our clients annually in advance during the second quarter of each fiscal year. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect that accounts receivable and deferred revenues will rise. The increase in accounts receivable since November 30, 2011 of $6.6 million was due to the issuance of $9.9 million in annual invoices partially offset by strong cash collections. Our days sales outstanding (“DSO”) improved to 32 days. This compares to 36 days a year ago and 35 days at August 31, 2011. We have seen DSOs decrease substantially over the past several years as a result of increased investment in our highly motivated collection and information systems teams. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter as evidenced last year when in the third quarter of fiscal 2011 our accounts receivable balance decreased $3.0 million.

Net cash used in investing activities was $4.6 million in the second quarter of fiscal 2012 as compared to $7.4 million a year ago due to lower capital expenditures. In the first six months of fiscal 2012, net cash used in investing activities was $25.6 million as compared to $15.4 million in fiscal 2011 because during the first quarter of fiscal 2012 we purchased $15.0 million of certificates of deposit with maturity dates ranging from six to twelve months from purchase date. Total capital expenditures during the second quarter of fiscal 2012 of $4.6 million included $3.2 million for additional furnishing of newly leased office space and $1.4 million for computer equipment, including laptops and peripherals for our growing employee base. Approximately 82% of the build-out costs incurred during the second quarter were to design, build and furnish our new office space in New York and Norwalk.

Net cash used in financing activities was $48.9 million in the second quarter of fiscal 2012 as compared to $46.4 million in the same period a year ago primarily due to higher dividend payments of $1.5 million based on a 17% increase in the regular quarterly dividend. In the first six months of fiscal 2012, net cash used in investing activities was $65.2 million as compared to $55.4 million in fiscal 2011 primarily due to lower proceeds from employee stock plans and a reduction in share repurchases. In fiscal 2012, we repurchased 657,800 shares for $59.6 million under the program. In fiscal 2011, we repurchased 809,372 shares for $75.1 million. Proceeds from employee stock exercises decreased from $40.9 million in the first half of fiscal 2011 to $18.8 million in the current year as the number of employee stock option exercises decreased by 565,387 stock options. Through quarterly cash dividends and share repurchases, we have returned $248 million to our stockholders over the past 12 months.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of February 29, 2012, our total cash and cash equivalents was $185 million with no outstanding borrowings. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities.

Capital Resources

Capital Expenditures

Capital expenditures were $4.6 million for the quarter ended February 29, 2012, down from $7.4 million in the same period a year ago. Approximately $3.2 million or 70% of capital expenditures was for office expansions, primarily the build-out of our growing New York and Norwalk offices. The remaining 30% of capital expenditures was for computer equipment including additional laptop computers and peripherals for our employees.

During the first six months of fiscal 2012 capital expenditures were $10.6 million compared to $15.4 million in the comparable prior year period. Of the $10.6 million, approximately 65% or $6.9 million related to computer equipment as we purchased more Hewlett Packard VMS mainframe machines for our Virginia and New Jersey data centers during the first quarter of fiscal 2012. Capital spending levels were $4.8 million lower in the first half of fiscal 2012 because in fiscal 2011 we purchased additional blade servers for the data centers and the build out of new office space in New York, India, Japan and the Philippines.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $4.3 million of standby letters of credit have been issued in connection with our current leased office space as of February 29, 2012. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At February 29, 2012, we were in compliance with all covenants contained in the standby letters of credit. As of February 29, 2012 and August 31, 2011, we maintained a zero debt balance and were in compliance with all covenants.

Off-Balance Sheet Arrangements

At February 29, 2012 and August 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2011, we had total purchase commitments of $47.8 million. There were no material changes in our purchase commitments during the first half of fiscal 2012.

During the first half of fiscal 2012, we entered into new lease agreements for additional office space in Norwalk and New York in the ordinary course of business to support our existing operations. At the time these new lease agreements were entered into, our future minimum rental payments increased by $10.1 million. However, our commitments under our operating leases decreased from $149.8 million at August 31, 2011 to $146.7 million at February 29, 2012 due to six months of rent incurred and the effects of foreign currency.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three and six months ended February 29, 2012.

Share Repurchase Program

During the first half of fiscal 2012, we repurchased 657,800 shares for $59.6 million under the existing share repurchase program. At February 29, 2012, $83 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Dividends

On February 14, 2012, our Board of Directors approved a regular quarterly dividend of $0.27 per share. The cash dividend of $12.1 million was paid on March 20, 2012, to common stockholders of record on February 29, 2012. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) continue to experience volatility. Approximately 81% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients who perform M&A advisory work and equity research account for approximately 19% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are based on management’s current expectations, estimates, forecast and projections about the industries in which we operate and the beliefs and assumptions of our management. All statements, other than statements of historical facts, are statements that could be deemed to be forward-looking statements. These include statements about our strategy for growth, product development, market position, subscriptions and expected expenditures and financial results. Forward-looking statements may be identified by words like “expects,” “anticipates,” “plans,” “intends,” “projects,” “should,” “indicates,” “continues,” “ASV,” “subscriptions,” “believes,” “estimates,” “may” and similar expressions. In addition, any statements that refer to projections of our future financial performance, our anticipated growth, trends in our business and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements. We will publicly update forward-looking statements as a result of new information or future events in accordance with applicable Securities and Exchange Commission regulations.

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

Risk Factors

There were no material changes during the first half of fiscal 2012 to the risk factors identified in our fiscal 2011 Annual Report on Form 10-K.

Business Outlook

The following forward-looking statements reflect our expectations as of March 13, 2012. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2012 Expectations

-	Revenues are expected to range between $200 million and $204 million, which represents year over year growth of 9% and 11% at each end of the range.

-	Operating margin is expected to range between 33.5% and 34.0%.

-	The effective tax rate is expected to range between 31.0% and 32.0%.

-	Diluted EPS should range between $1.03 and $1.05 and include a $0.02 reduction to reflect the expiration of the U.S. Federal R&D tax credit on December 31, 2011.

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

Interest Rate Risk
The fair market value of our cash and cash equivalents at February 29, 2012 was $185.0 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

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

Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $16 million while our non-U.S. dollar denominated expenses are $159 million, which translates into a net foreign currency exposure of $143 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During the first quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 90% of our Indian Rupee exposure through the end of the first quarter of fiscal 2013. At February 29, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $16.5 million and ($0.8) million, respectively. At February 29, 2012, there were no other outstanding foreign exchange forward contracts.

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

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 29, 2012. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $1.2 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of February 29, 2012, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 29, 2012, would result in a decrease in operating income by $13.6 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 29, 2012 would increase the fair value of total assets by $28.4 million and equity by $26.2 million.

Interest Rate Risk
The fair market value of our cash and cash equivalents at February 29, 2012 was $185.0 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2012 to the risk factors identified in the Company’s fiscal 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 29, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
December 2011	135,000	$87.56	135,000	$116,074
January 2012	355,000	$89.13	355,000	$84,433
February 2012	17,800	$89.97	17,800	$82,832
	507,800		507,800	$82,832

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2012	/s/ MAURIZIO NICOLELLI
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