Form 10-Q
period 2012-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2012-07-10
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, on June 29, 2012 was 44,471,711.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended May 31, 2012

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2012	2011	2012	2011
Revenues	$202,311	$183,647	$598,130	$534,571

Operating expenses
Cost of services	68,878	62,224	203,243	179,146
Selling, general and administrative	64,939	59,600	192,524	176,080
Total operating expenses	133,817	121,824	395,767	355,226

Operating income	68,494	61,823	202,363	179,345

Other income	483	172	1,256	429
Income before income taxes	68,977	61,995	203,619	179,774

Provision for income taxes	20,997	18,684	63,349	49,608
Net income	$47,980	$43,311	$140,270	$130,166

Basic earnings per common share	$1.07	$0.94	$3.12	$2.82
Diluted earnings per common share	$1.05	$0.92	$3.05	$2.75

Basic weighted average common shares	44,791	45,969	44,926	46,145
Diluted weighted average common shares	45,736	47,154	45,971	47,418

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	May 31, 2012	August 31, 2011

ASSETS
Cash and cash equivalents	$228,530	$181,685
Investments	13,566	0
Accounts receivable, net of reserves of $1,860 at May 31, 2012 and $1,955 at August 31, 2011	66,568	75,004
Prepaid taxes	2,792	0
Deferred taxes	3,803	4,008
Prepaid expenses and other current assets	13,436	12,473
Total current assets	328,695	273,170

Property, equipment and leasehold improvements, at cost	183,220	173,990
Less accumulated depreciation and amortization	(106,047)	(92,370)
Property, equipment and leasehold improvements, net	77,173	81,620

Goodwill	221,757	228,265
Intangible assets, net	38,298	46,310
Deferred taxes	22,344	20,166
Other assets	6,252	7,909
TOTAL ASSETS	$694,519	$657,440

LIABILITIES
Accounts payable and accrued expenses	$28,416	$24,603
Accrued compensation	33,980	41,536
Deferred fees	29,901	28,252
Taxes payable	0	2,867
Dividends payable	13,893	12,165
Total current liabilities	106,190	109,423

Deferred taxes	2,536	3,712
Taxes payable	5,249	7,204
Deferred rent and other non-current liabilities	20,158	21,913
TOTAL LIABILITIES	$134,133	$142,252
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 45,464,066 and 61,427,391 shares issued; 44,814,668 and 45,055,219 shares outstanding at May 31, 2012 and August 31, 2011, respectively	455	614
Additional paid-in capital	125,723	432,538
Treasury stock, at cost: 649,398 and 16,372,172 shares at May 31, 2012 and August 31, 2011, respectively	(60,559)	(824,382)
Retained earnings	524,903	912,078
Accumulated other comprehensive loss	(30,136)	(5,660)
TOTAL STOCKHOLDERS’ EQUITY	560,386	515,188
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$694,519	$657,440

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$140,270	$130,166
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,046	27,950
Stock-based compensation expense	17,074	15,352
Deferred income taxes	(3,149)	(483)
Gain on sale of assets	(1)	(3)
Tax benefits from share-based payment arrangements	(10,441)	(17,073)
Changes in assets and liabilities
Accounts receivable, net of reserves	8,331	(7,844)
Accounts payable and accrued expenses	939	(1,511)
Accrued compensation	(6,587)	(17,179)
Deferred fees	1,680	4,987
Taxes payable, net of prepaid taxes	3,093	8,919
Prepaid expenses and other assets	439	(5,150)
Deferred rent and other non-current liabilities	(1,180)	(166)
Other working capital accounts, net	(618)	(969)
Net cash provided by operating activities	174,896	136,996

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(15,000)	0
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(16,863)	(22,806)
Net cash used in investing activities	(31,863)	(22,806)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(36,183)	(31,655)
Repurchase of common stock	(87,112)	(132,951)
Proceeds from employee stock plans	27,476	37,936
Tax benefits from share-based payment arrangements	10,441	17,073
Net cash used in financing activities	(85,378)	(109,597)

Effect of exchange rate changes on cash and cash equivalents	(10,810)	8,334
Net increase in cash and cash equivalents	46,845	12,927
Cash and cash equivalents at beginning of period	181,685	195,741
Cash and cash equivalents at end of period	$228,530	$208,668

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
May 31, 2012
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

As of May 31, 2012, the Company employed 5,455 employees, up 14% or 650 employees from a year ago. Of these employees, 1,742 were located in the U.S., 594 in Europe and 3,119 in Asia Pacific. Approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provide administrative support.

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

The accompanying financial data as of May 31, 2012 and for the three and nine months ended May 31, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2011 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

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

On March 1, 2012, FactSet adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The adoption did not have a material impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective during fiscal 2012 have had or are expected to have an impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Balance Sheet Offsetting
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

(a) Fair Value Hierarchy
The accounting guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels. FactSet has categorized its cash equivalents, investments and derivatives within the hierarchy as follows:

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of May 31, 2012 or August 31, 2011.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2012 and August 31, 2011 (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2012	Level 1	Level 2	Level 3	Total

Assets
Corporate money market funds (1)	$196,313	$0	$0	$196,313
Certificates of deposit (2)	0	13,566	0	13,566
Total assets measured at fair value	$196,313	$13,566	$0	$209,879

Liabilities
Derivative instruments (3)	$0	$3,723	$0	$3,723
Total liabilities measured at fair value	$0	$3,723	$0	$3,723

	Fair Value Measurements at Reporting Date Using
August 31, 2011	Level 1	Level 2	Level 3	Total

Assets
Corporate money market funds (1)	$161,168	$0	$0	$161,168
Derivative instruments (3)	0	897	0	897
Total assets measured at fair value	$161,168	$897	$0	$162,065

Liabilities
Derivative instruments (3)	$0	$0	$0	$0
Total liabilities measured at fair value	$0	$0	$0	$0

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at May 31, 2012 and August 31, 2011 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2012	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$196,313	$0	$0	$196,313
Investments (short-term)	0	13,566	0	13,566
Total assets measured at fair value	$196,313	$13,566	$0	$209,879

Accounts payable and accrued liabilities (derivative liabilities)	$0	$3,723	$0	$3,723
Total liabilities measured at fair value	$0	$3,723	$0	$3,723

	Fair Value Measurements at Reporting Date Using
August 31, 2011	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$161,168	$0	$0	$161,168
Prepaid expenses and other current assets (derivative assets)	0	897	0	897
Total assets measured at fair value	$161,168	$897	$0	$162,065

Accounts payable and accrued liabilities (derivative liabilities)	$0	$0	$0	$0
Total liabilities measured at fair value	$0	$0	$0	$0

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and nine months ended May 31, 2012, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents - consist of demand deposits and corporate money market funds with maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at May 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$32,217	$0	$32,217
Corporate money market funds	196,313	0	196,313
Total cash and cash equivalents	$228,530	$0	$228,530

The following table summarizes the Company’s cash and cash equivalents at August 31, 2011 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$20,517	$0	$20,517
Corporate money market funds	161,168	0	161,168
Total cash and cash equivalents	$181,685	$0	$181,685

Investments - during the first quarter of fiscal 2012, the Company purchased $15.0 million of certificates of deposit with maturity dates ranging from nine months to twelve months from purchase date. These certificates of deposit are held for investment and are not debt securities. For the three and nine months ended May 31, 2012, interest income from the certificates of deposit was $0.3 million and $0.8 million, respectively. The fair value of the certificates of deposit at May 31, 2012 was $13.6 million and reported as investments (short-term) in the Company’s consolidated balance sheet. The impact of foreign currency reduced the fair value by $2.2 million as these certificates of deposit are held in Indian Rupees. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2012 and 2011.

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

New Hedging Contracts in Fiscal 2012 - During the first quarter of fiscal 2012, FactSet entered into foreign currency forward contracts to hedge approximately 90% of its Indian Rupee exposure through the end of the first quarter of fiscal 2013. In the third quarter of fiscal 2012, additional forward contracts were entered into to hedge approximately 75% of the Company’s Indian Rupee exposure beginning in the second quarter of fiscal 2013 and through the end of the first quarter of fiscal 2014.

Existing Hedging Contracts from Fiscal 2011- During the first quarter of fiscal 2011, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its Japanese Yen operating income through the end of the fourth quarter of fiscal 2011. In the second half of fiscal 2010, FactSet entered into foreign currency forward contracts to hedge approximately 95% of its net Euro exposure through the end of the first quarter of fiscal 2012.

At May 31, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $30.0 million and ($3.7) million, respectively. At May 31, 2012, there were no other outstanding foreign exchange forward contracts.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged	May 31, 2012	Aug 31, 2011	May 31, 2012	Aug 31, 2011
Euro	$0	$8,422	$0	$916
British Pound Sterling	0	0	0	0
Japanese Yen	0	196	0	(19)
Indian Rupee	30,049	0	(3,723)	0
Total	$30,049	$8,618	$(3,723)	$897

Subsequent to the end of the third quarter of fiscal 2012, FactSet entered into foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the end of the second quarter of fiscal 2013.  The notional amount of foreign exchange contracts to purchase Euros with U.S. dollars was €11.9 million at an average forward contract rate of 1.25.

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

To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions. The Company regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. The Company does not expect any losses as a result of default of its counterparties.

Fair Value of Derivative Instruments
The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	May 31, 2012	Aug 31, 2011
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$0	$897
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$3,723	$0
	Deferred rent and other non-current liabilities	0	0
	Total liabilities	$3,723	$0
Derivatives not designated as hedging instruments	None	$0	$0
	Net Derivative Assets (Liabilities)	$(3,723)	$897

Derivatives in Cash Flow Hedging Relationships for the three months ended May 31, 2012 and 2011 (in thousands):

	(Loss) Gain Recognized in AOCLI on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCLI into Income	(Loss) Gain Reclassified from AOCLI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2012	2011	(Effective Portion)	2012	2011
Foreign currency forward contracts	$(2,224)	$1,411	SG&A	$(409)	$1,887

Derivatives in Cash Flow Hedging Relationships for the nine months ended May 31, 2012 and 2011 (in thousands):

	(Loss) Gain Recognized in AOCLI on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCLI into Income	(Loss) Gain Reclassified from AOCLI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2012	2011	(Effective Portion)	2012	2011
Foreign currency forward contracts	$(3,222)	$4,695	SG&A	$(301)	$3,261

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

Accumulated Other Comprehensive (Loss) Income
The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCLI (in thousands):

	Nine Months Ended May 31,
	2012	2011
Beginning balance, net of tax	$590	$(238)
Changes in fair value	(3,222)	4,695
Realized loss (gain) reclassified to earnings	301	(3,261)
Ending balance, net of tax	$(2,331)	$1,196

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, India and the Philippines. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.  Of the total $222 million of goodwill reported by the Company at May 31, 2012, 66% was recorded in the U.S. segment, 32% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended May 31, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$138,213	$49,451	$14,647	$202,311
Segment operating profit	37,651	23,374	7,469	68,494
Total assets	394,702	253,348	46,469	694,519
Capital expenditures	6,048	10	161	6,219

For the three months ended May 31, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$125,963	$44,944	$12,740	$183,647
Segment operating profit	35,218	20,659	5,946	61,823
Total assets	385,885	270,070	28,676	684,631
Capital expenditures	4,296	1,073	2,004	7,373

For the nine months ended May 31, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$409,105	$146,380	$42,645	$598,130
Segment operating profit	111,653	69,691	21,019	202,363
Capital expenditures	15,915	221	727	16,863

For the nine months ended May 31, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$365,737	$132,000	$36,834	$534,571
Segment operating profit	102,832	59,377	17,136	179,345
Capital expenditures	16,425	1,418	4,963	22,806

8. GOODWILL

There was no goodwill acquired during fiscal 2012. Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2012 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2011	$145,826	$78,172	$4,267	$228,265
Goodwill acquired during the period	0	0	0	0
Foreign currency translations	0	(6,403)	(105)	(6,508)
Balance at May 31, 2012	$145,826	$71,769	$4,162	$221,757

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

9. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of all acquired intangible assets is 12.0 years at May 31, 2012.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$47,574	$17,306	$30,268
Client relationships	19,831	13,304	6,527
Software technology	18,410	18,084	326
Non-compete agreements	1,750	700	1,050
Trade names	572	445	127
Total	$88,137	$49,839	$38,298

At August 31, 2011	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$52,438	$16,849	$35,589
Client relationships	21,088	12,782	8,306
Software technology	19,093	18,222	871
Non-compete agreements	1,750	437	1,313
Trade names	572	341	231
Total	$94,941	$48,631	$46,310

There were no intangible assets acquired during fiscal 2012. The change in the gross carrying amount of intangible assets at May 31, 2012 as compared to August 31, 2011 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $1.8 million and $2.1 million for the three months ended May 31, 2012 and 2011, respectively. Amortization expense recorded for intangible assets was $5.5 million and $6.4 million for the nine months ended May 31, 2012 and 2011, respectively. As of May 31, 2012, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2012 (remaining three months)	$1,766
2013	5,717
2014	4,644
2015	3,955
2016	2,463
Thereafter	19,753
Total	$38,298

10. COMMON STOCK AND EARNINGS PER SHARE

On May 8, 2012, FactSet’s Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2012 of $0.31 per share, or $1.24 per share per annum. The cash dividend of $13.9 million was paid on June 19, 2012, to common stockholders of record on May 31, 2012. Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2012	2011

Balance at September 1	45,055	46,024
Common stock issued for employee stock plans	694	1,168
Repurchase of common stock	(934)	(1,362)
Balance at May 31, 2012 and 2011, respectively	44,815	45,830

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

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2012
Basic EPS
Income available to common stockholders	$47,980	44,791	$1.07
Diluted EPS
Dilutive effect of stock options and restricted stock		945
Income available to common stockholders plus assumed conversions	$47,980	45,736	$1.05

For the three months ended May 31, 2011
Basic EPS
Income available to common stockholders	$43,311	45,969	$0.94
Diluted EPS
Dilutive effect of stock options and restricted stock		1,185
Income available to common stockholders plus assumed conversions	$43,311	47,154	$0.92

For the nine months ended May 31, 2012
Basic EPS
Income available to common stockholders	$140,270	44,926	$3.12
Diluted EPS
Dilutive effect of stock options and restricted stock		1,045
Income available to common stockholders plus assumed conversions	$140,270	45,971	$3.05

For the nine months ended May 31, 2011
Basic EPS
Income available to common stockholders	$130,166	46,145	$2.82
Diluted EPS
Dilutive effect of stock options and restricted stock		1,273
Income available to common stockholders plus assumed conversions	$130,166	47,418	$2.75

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2012 was 6,408 and 347,272, respectively, because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per share for the three months ended May 31, 2011. However, for the nine months ended May 31, 2011, there were 1,424 stock options excluded from the calculation of diluted earnings per share. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended May 31, 2012 was 30,090. No restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended May 31, 2011. For the nine months ended May 31, 2012 and 2011, the number of restricted stock awards excluded was 30,456 and 5,015, respectively.

For the three and nine months ended May 31, 2012, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,295,768. Similarly, 2,514,891 performance-based stock option grants were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2011. Performance-based stock options should be omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at May 31, 2012 and 2011 for these performance-based stock options.

11. STOCKHOLDERS’ EQUITY

Preferred Stock
At May 31, 2012 and August 31, 2011, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

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

Share Repurchase Program
On May 8, 2012, FactSet’s Board of Directors approved a $200 million expansion to the existing share repurchase program. During the first nine months of fiscal 2012, the Company repurchased 933,800 shares for $86.9 million under the existing share repurchase program, including 276,000 shares repurchased for $27.3 million during the third quarter of fiscal 2012. At May 31, 2012, $256 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock
Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2012, FactSet did not grant restricted stock awards. The Company’s restricted stock awards granted in fiscal 2011 vest between five and six years and are amortized to stock-based compensation expense over the vesting period.

Dividends
The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August 31, 2010	$10,586	September 21, 2010
May 14, 2010	$0.23	Regular (cash)	May 28, 2010	$10,655	June 15, 2010
February 9, 2010	$0.20	Regular (cash)	February 26, 2010	$9,329	March 16, 2010
November 10, 2009	$0.20	Regular (cash)	November 30, 2009	$9,423	December 15, 2009

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

12. COMPREHENSIVE INCOME

Comprehensive Income
The components of comprehensive income were as follows for the periods presented (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net income	$47,980	$43,311	$140,270	$130,166
Other comprehensive income, net of tax:
Net unrealized (loss) gain on cash flow hedges	(1,815)	(473)	(2,921)	1,434
Foreign currency translation adjustments	(12,742)	4,379	(21,555)	16,112
Comprehensive income	$33,423	$47,217	$115,794	$147,712

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	May 31, 2012	Aug 31, 2011
Accumulated unrealized (loss) gain on cash flow hedges, net of tax	$(2,331)	$590
Accumulated foreign currency translation adjustments	(27,805)	(6,250)
Total accumulated other comprehensive loss	$(30,136)	$(5,660)

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

During the first nine months of fiscal 2012, FactSet granted 1,085,144 stock options at a weighted average exercise price of $94.84 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2011	6,132	$57.28
Granted – non performance-based	420	94.84
Granted – performance-based	666	94.84
Exercised	(188)	29.40
Forfeited	(25)	71.49
Balance at November 30, 2011	7,005	$63.79
Granted – non-employee Directors grant	21	87.26
Exercised	(135)	35.34
Forfeited	(13)	86.13
Balance at February 29, 2012	6,878	$64.38
Exercised	(308)	39.96
Forfeited	(50)	82.59
Balance at May 31, 2012	6,520	$65.39

The total number of in-the-money options exercisable as of May 31, 2012 was 2.7 million with a weighted average exercise price of $46.16. As of August 31, 2011, 2.6 million in-the-money outstanding options were exercisable with a weighted average exercise price of $38.99. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2012 and August 31, 2011 was $160.3 million and $129.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $105.43 at May 31, 2012 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2012 and 2011 was $18.9 million and $15.5 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2012 and 2011 was $37.5 million and $65.0 million, respectively.

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

November 2010 Annual Employee Performance-based Option Grant Review
In November 2010, the Company granted 734,334 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. At May 31, 2012, the Company estimated that 20% or 146,867 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $1.6 million to be recognized over the remaining vesting period of 3.4 years.

Organic ASV growth by the Company of less than $32 million during the fourth quarter of fiscal 2012 would result in a two year annual compounded growth rate of less than 11%. This outcome would be below expectations and require FactSet to reverse $1.4 million of previously recognized stock-based compensation expense during the fourth quarter (equal to approximately $0.02 per diluted share). The amount of the stock-based compensation reversal equal to $1.4 million represents the one-time cumulative adjustment to be recorded if there had been a change in the vesting percentage from 20% to 0% as of May 31, 2012. The one-time cumulative adjustment would also decrease the total unamortized stock-based compensation expense to be recognized over the remaining vesting period from $1.6 million to zero.

November 2011 Annual Employee Performance-based Option Grant Review
In November 2011, the Company granted 665,551 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013. During the third quarter of fiscal 2012, FactSet estimated that it was not probable the Company would achieve the required ASV and diluted earnings per share growth due to the Company’s decelerating ASV growth rate. This revised estimate reflects a lower performance level than previously estimated and accordingly, decreased the number of performance-based options that are estimated to vest at the end of fiscal 2013 to zero. As such, at May 31, 2012, the Company has estimated that none (0%) of the performance-based stock options will vest, down from 20% or 133,110 performance-based stock options in previous periods. The change in the expected outcome of performance-based stock options required the Company to reverse $0.4 million of stock-based compensation in the third quarter of fiscal 2012.

A further change in the actual financial performance levels achieved by FactSet due to an acceleration in ASV growth rates in future periods could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2012	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$0	$0
20%	$3,000	$640	$170
60%	$9,000	$1,920	$510
100%	$15,000	$3,200	$850
* Amounts represent the cumulative catch-up adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2012. The cumulative adjustment increments each quarter by approximately the amount stated in the average remaining quarterly expense to be recognized column.

Other Performance-based Option Grants
Between June 2010 and July 2011, the Company granted 950,923 performance-based employee stock options that vest based on FactSet achieving certain ASV targets. At May 31, 2012, the Company estimated that 204,508 of the performance-based stock options will vest which results in unamortized stock-based compensation expense of $0.8 million to be recognized over the remaining vesting period of approximately 1.4 years.

A change in the actual financial performance levels achieved by FactSet due to unforeseen significant ASV growth in future fiscal years could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$0	$0
50%	$2,994	$4,631
100%	$7,506	$7,744

* Amounts represent the cumulative catch-up adjustment to be recorded if there had been a change in the vesting percentage as of May 31, 2012.

Restricted Stock and Stock Unit Awards
The Company’s option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):
	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2011	407	$71.31
Granted (restricted stock and stock units)	0	$0
Vested	0	$0
Canceled/forfeited	(2)	$70.66
Balance at November 30, 2011	405	$71.31
Granted (restricted stock and stock units)	0	$0
Vested	0	$0
Canceled/forfeited	(1)	$73.90
Balance at February 29, 2012	404	$71.30
Granted (restricted stock and stock units)	0	$0
Vested	0	$0
Canceled/forfeited	(5)	$74.17
Balance at May 31, 2012	399	$71.26

There were no restricted stock awards granted during the first nine months of fiscal 2012.

During the first nine months of fiscal 2011, the following restricted stock award was granted.

November 2010 Employee Restricted Stock Award
In November 2010, the Company granted 117,723 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock awards cliff vest 60% after three years and the remaining 40% after five years. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method. Employees granted restricted stock awards in November 2010 are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As such, the grant date fair value of the award was measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying shares during the requisite service period, discounted at the appropriate risk-free interest rate. The resulting fair value of the restricted stock awards granted in November 2010 was $84.38. As of May 31, 2012, unamortized stock-based compensation expense of $5.7 million is to be amortized to compensation expense over the remaining vesting period of 3.4 years.

April 2011 Employee Restricted Stock Award
On April 14, 2011, the Company granted 30,090 restricted stock awards to employees which entitle the holder to shares of common stock as the award vests over time, but are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. The restricted stock awards cliff vest 100% after three years and are amortized to expense over the vesting period using the straight-line attribution method. The weighted average fair value of the restricted stock awards granted on April 14, 2011 was $99.75. As of May 31, 2012, unamortized stock-based compensation expense of $1.9 million is to be amortized to compensation expense over the remaining vesting period of 1.9 years.

Other Employee Restricted Stock and Stock Unit Awards
Between November 2010 and January 2011, the Company granted 5,376 restricted stock awards which entitle the holder to shares of common stock as the awards vest over time. As of May 31, 2012, unamortized stock-based compensation expense of $0.1 million is to be amortized to compensation expense over the remaining vesting period of 1.7 years.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2011	4,977	147
Granted – non performance-based options	(666)	0
Granted – performance-based options	(420)	0
Share-based awards canceled/forfeited*	31	0
Balance at November 30, 2011	3,922	147
Granted – non-employee Directors grant	0	(21)
Share-based awards canceled/forfeited*	16	0
Balance at February 29, 2012	3,938	126
Share-based awards canceled/forfeited*	61	0
Balance at May 31, 2012	3,999	126

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

During the three months ended May 31, 2012, employees purchased 22,011 shares at a weighted average price of $74.60 as compared to 18,053 shares at a weighted average price of $87.02 in the same period a year ago. At May 31, 2012, 215,671 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan
The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $4.9 million and $4.3 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2012 and 2011, respectively.

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

The following table summarizes stock-based compensation expense for the three and nine months ended May 31, 2012 and 2011 (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31
	2012	2011	2012	2011
Stock-based compensation	$5,149	$4,975	$17,074	$15,352
Tax effect of stock-based compensation*	(1,565)	(1,500)	(5,321)	(4,752)
Stock-based compensation, net of tax	$3,584	$3,475	$11,753	$10,600

* For the purposes of calculating the tax effect above, stock-based compensation was taxed at the effective tax rates. For the three months ended May 31, 2012, the effective tax rate was 30.4%. For the three months ended May 31, 2011, the effective tax rate was 30.1%.

As of May 31, 2012, $40.1 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.1 years. There was no stock-based compensation capitalized as of May 31, 2012 or August 31, 2011, respectively.

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

-	Q2 2012 – There were no employee stock options granted during the three months ended February 29, 2012.
-	Q3 2012 – There were no employee stock options granted during the three months ended May 31, 2012.

Fiscal 2011
-
Q1 2011 – 84,811 non performance-based employee stock options and 809,239 performance-based employee stock options were granted at a weighted average exercise price of $88.40 and a weighted average estimated fair value of $24.42 per share.

-	Q2 2011 – 65,224 performance-based employee stock options were granted at a weighted average exercise price of $99.78 and a weighted average estimated fair value of $29.07 per share.
-	Q3 2011 – 6,408 non performance-based employee stock options were granted at a weighted average exercise price of $103.30 and a weighted average estimated fair value of $23.41 per share.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Term structure of risk-free interest rate	n/a	0.19% - 1.00%	0.13% - 2.41%	0.18% - 1.88%
Expected life	n/a	4.0 years	7.6 – 7.8 years	4.0 - 6.5 years
Term structure of volatility	n/a	23% - 35%	30% - 36%	23% - 35%
Dividend yield	n/a	1.07%	1.11%	1.25%
Weighted average estimated fair value	n/a	$23.41	$32.08	$24.72

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

Fiscal 2012
-	There were no restricted stocks awards granted during fiscal 2012.

Fiscal 2011
-	117,723 shares of restricted stock with a fair value of $84.38 were granted on November 8, 2010.
-	3,291 restricted stock units with a fair value of $83.49 were granted on November 8, 2010.
-	1,719 restricted stock units with a fair value of $94.50 were granted on January 27, 2011.
-	366 shares of restricted stock with a fair value of $95.24 were granted on January 27, 2011.
-	30,090 restricted stock units with a fair value of $99.75 were granted on April 14, 2011.

Employee Stock Purchase Plan Fair Value Determinations
During the three months ended May 31, 2012, employees purchased 22,011 shares at a weighted average price of $74.60 as compared to 18,053 shares at a weighted average price of $87.02 in the same period a year ago. During the first nine months of fiscal 2012, employees purchased 64,867 shares at a weighted average price of $74.17 as compared to 56,659 shares at a weighted average price of $75.58 in the same period a year ago.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended May 31, 2012 and 2011 were $14.84 and $16.97 per share, respectively, with the following weighted average assumptions:

	Three Months Ended May 31,
	2012	2011
Risk-free interest rate	0.09%	0.07%
Expected life	3 months	3 months
Expected volatility	12.1%	9.8%
Dividend yield	1.4%	0.9%

The weighted average estimated fair value of employee stock purchase plan grants during the nine months ended May 31, 2012 and 2011 were $15.40 and $14.71 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2012	2011
Risk-free interest rate	0.05%	0.12%
Expected life	3 months	3 months
Expected volatility	14.1%	9.7%
Dividend yield	1.3%	1.0%

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

Provision for Income Taxes

The provision for income taxes by geographic operations is as follows (in thousands):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2012	2011	Change	2012	2011	Change
U.S. operations	$58,517	$52,172	12.2%	$172,619	$151,743	13.8%
Non-U.S. operations	10,460	9,823	6.5%	31,000	28,031	10.6%
Income before income taxes	$68,977	$61,995	11.3%	$203,619	$179,774	13.3%
U.S. operations	$18,507	$16,519	12.0%	$56,576	$42,945	31.7%
Non-U.S. operations	2,490	2,165	15.0%	6,773	6,663	1.7%
Total provision for income taxes	$20,997	$18,684	12.4%	$63,349	$49,608	27.7%
Effective tax rate	30.4%	30.1%		31.1%	27.6%

The following table provides details of income taxes (in thousands, except percentages):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2012		2011	2012		2011
Income before income taxes	$68,977		$61,995	$203,619		$179,774
Provision for income taxes	$20,997		$18,684	$63,349		$49,608
Effective tax rate	30.4	% *	30.1%	31.1	% *	27.6	% **

* The expiration of the U.S. Federal R&D tax credit on December 31, 2011 increased the annual effective tax rate by 1.3%.

** The Company’s annual effective tax rate before discrete items for fiscal 2011 was 31.0%. During the second quarter of fiscal 2011, FactSet recorded $4.9 million of income tax benefits from the reenactment of the U.S. Federal R&D credit in December 2010, which resulted in an actual effective tax rate of 27.6% for the nine months ended May 31, 2011.

The components of the provision for income taxes consist of the following (in thousands):

	Nine Months Ended May 31,
	2012	2011
Current:
U.S. federal	$54,720	$38,876
U.S. state and local	2,864	3,670
Non-U.S.	7,167	7,314
Total current taxes	$64,751	$49,860

Deferred:
U.S. federal	$(893)	$359
U.S. state and local	(114)	40
Non-U.S.	(395)	(651)
Total deferred taxes	$(1,402)	$(252)
Total tax provision	$63,349	$49,608

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	May 31, 2012	Aug 31, 2011
Deferred tax assets
Current
Receivable reserve	$695	$736
Deferred rent	3,108	3,272
Net current deferred taxes	$3,803	$4,008
Non-current
Depreciation on property, equipment and leasehold improvements	2,165	2,437
Deferred rent	2,774	2,793
Stock-based compensation	21,972	18,096
Purchased intangible assets, including acquired technology	(5,502)	(4,549)
Other	935	1,389
Net non-current deferred taxes	22,344	20,166
Total deferred tax assets	$26,147	$24,174

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):
	May 31, 2012	Aug 31, 2011
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$2,957	$3,712
Stock-based compensation	(421)	0
Total deferred tax liabilities (non-current)	$2,536	$3,712

A provision has not been made for additional U.S. Federal taxes as of May 31, 2012 on undistributed earnings of foreign subsidiaries, except for France, because the Company intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at May 31, 2012 and August 31, 2011. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of May 31, 2012, the Company had gross unrecognized tax benefits totaling $5.3 million, including $0.9 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2012 (in thousands):

Unrecognized tax benefits at August 31, 2011	$7,204
Additions based on tax positions related to the current year	583
Additions for tax positions of prior years	363
Reductions from settlements with taxing authorities	(2,288)
Statute of limitations lapse	(613)
Unrecognized income tax benefits at May 31, 2012	$5,249

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2012, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

Lease Commitments
At May 31, 2012, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Tuscaloosa, Alabama; Newark and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; and Milan, Italy. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through March 2021. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the first nine months of fiscal 2012, FactSet entered into the following new lease agreements:

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

Partially offsetting new lease agreements entered into during fiscal 2012 was the consolidation of the East Grinstead office into the larger London office. This consolidation was completed in March 2012 and resulted in a reduction in leased office space by 3,853 rentable square feet. At the time FactSet exited the office space in East Grinstead in March 2012, there were seven months remaining on the lease and less than $0.1 million in remaining rental payments due.

Including the new lease agreements entered into during the first nine months of fiscal 2012, the Company’s worldwide leased office space increased to approximately 763,200 square feet at May 31, 2012, up 5% from August 31, 2011.

At May 31, 2012, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2012 (remaining three months)	$6,578
2013	25,477
2014	24,206
2015	19,923
2016	14,146
Thereafter	47,315
Total	$137,645

During the three months ended May 31, 2012 and 2011, rent expense for all operating leases amounted to $8.6 million and $8.7 million, respectively. Rent expense for all operating leases for the first nine months of fiscal 2012 and 2011 amounted to $25.8 million and $24.3 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2012. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2012, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers
Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2011, the Company had total purchase commitments of $47.8 million. There were no material changes in FactSet’s purchase commitments during the first nine months of fiscal 2012.

Contingencies

Legal Matters
FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at May 31, 2012, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any fiscal year presented. At May 31, 2012, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2011. At May 31, 2012 and August 31, 2011, the receivable reserve was $1.9 and $2.0 million, respectively.

Derivative Instruments - As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related to credit default swaps as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties.

17. SUBSEQUENT EVENTS

FactSet has performed an evaluation of subsequent events occurring subsequent to the end of the Company’s fiscal 2012 third quarter and through the date the consolidated financial statements were issued based on the accounting guidance for subsequent events.

Acquisition of StreetAccount LLC

On June 29, 2012, FactSet acquired StreetAccount LLC. Founded in 2003 and headquartered in Jackson, Wyoming, StreetAccount was purchased by FactSet to compliment the Company's news offering with distilled and crucial market moving information for buy-side and sell-side institutions. Known for their timely and informative news summaries, StreetAccount provides investment professionals with an efficient method for managing news flow and includes real-time company updates, portfolio and sector filtering, email alerts, and market summaries. Content is written by financial professionals and can be customized for portfolio, index, sector, market, time of day (i.e., Overnight Summaries), and category (i.e., Top Stories, Market Summaries, Economic, M&A). FactSet is now the sole distributor of StreetAccount news and current FactSet users can gain immediate, integrated access to StreetAccount through the FactSet workstation and iPad application.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Results of Operations

•	Use of Non-GAAP Financial Measures

•	Foreign Currency

•	Liquidity

•	Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Share Repurchase Program

•	Dividends

•	Significant Accounting Policies and Critical Accounting Estimates

•	New Accounting Pronouncements

•	Market Trends

•	Forward-Looking Factors

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding tens of thousands of companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate 80% of our revenues from investment management clients and the remainder is from investment banking firms who perform M&A advisory work and equity research.

As of May 31, 2012, we employed 5,455 employees, up 14% or 650 employees from a year ago. Of these employees, 1,742 were located in the U.S., 594 in Europe and 3,119 in Asia Pacific. Approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provide administrative support.

While the economy continues to remain volatile in 2012, all of our key metrics continued to tick upwards as diluted EPS, ASV, revenues, users and net client count all increased during the third quarter of fiscal 2012. In just the past three months we generated over $70 million in free cash flow, which was 46% higher than our net income. Our just completed third quarter results marked yet another milestone for FactSet as we surpassed $200 million in quarterly revenues. Our company culture is such that we're dedicated to our clients and client service, not just on a daily basis in dealing with their immediate needs, but also on a long-term basis. We continue to release new applications and data on our system and whether from our own or from another source, such as the new bank loan data from Markit for our fixed income in Portfolio Analysis ("PA") product as well as acquiring the StreetAccount business to complement our news offering with distilled company news and market summaries. This acquisition resulted in FactSet becoming the sole distributor of SA news and our users gained immediate, integrated access to SA through the FactSet workstation and iPad application. Also, on May 10, 2012, The Wall Street Journal released its results of the annual Best on the Street Analysts, which marked our fourth consecutive year as the data provider.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2012 and 2011, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2012	2011	Change	2012	2011	Change
Revenues	$202,311	$183,647	10.2%	$598,130	$534,571	11.9%
Cost of services	68,878	62,224	10.7%	203,243	179,146	13.5%
Selling, general and administrative	64,939	59,600	9.0%	192,524	176,080	9.3%
Operating income	68,494	61,823	10.8%	202,363	179,345	12.8%
Net income	$47,980	$43,311	10.8%	$140,270	$130,166	7.8%
Diluted earnings per common share	$1.05	$0.92	14.1%	$3.05	$2.75	10.9%
Diluted weighted average common shares	45,736	47,154		45,971	47,418

Revenues

Revenues for the three months ended May 31, 2012 were $202.3 million, up 10.2% compared to the prior year. For the first nine months of fiscal 2012, revenues increased 11.9% to $598.1 million. During the third quarter of fiscal 2012, users increased by 1,100 to 48,400, we added 11 net new clients and annual subscriptions rose by $8 million. Our revenue growth drivers during fiscal 2012 were broad-based growth across all geographies, continued use of our advanced applications such as Portfolio Analysis expanded deployment of our proprietary data, growth in the number of clients and users, increased usage of FactSet in Excel by both buy and sell-side users and an annual price increase which impacted the majority of our non-U.S. investment management clients. These revenue drivers were partially offset by a cancellation of an earnings estimates feed to TheMarkets.com as a result of its acquisition by Standard & Poor’s Capital IQ.

Broad-based growth across all geographies
Our sales and consulting staff continued to sell our broad range of products across each geographic region. We gained new clients at traditional money managers, regional broker dealers and among research and sales departments both in the U.S. and internationally. Revenues generated by each of our segments experienced double-digit growth compared to the year ago quarter, as U.S. revenues were up 10%, European revenues advanced 10% and Asia Pacific revenues grew 15%. Our investment management clients represented 80% of our total ASV as of May 31, 2012 consistent with a year ago.

Clients continue to license our advanced applications
Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continued to be a source of revenue growth in the past three months. Equity portfolio analysis, SPAR, Fixed Income in PA and quantitative tools have been among the many value-added applications that continue to be in demand by existing clients as well as an attractive selling point for new clients. In the last 12 months, both PA users and clients have increased by double digits as this suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. Portfolio Publisher was successful in the third quarter of fiscal 2012 as quantitative analysis groups have found value from this suite of risk models and portfolio optimizers fully integrated and offered by FactSet.

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

Growth in the number of clients and users of FactSet
For the tenth consecutive quarter, we experienced net new client growth. The total number of FactSet clients as of May 31, 2012 was 2,335, a net increase of 11 clients during the past three months and brings the net new client growth total to 98 since the beginning of the fiscal 2012 year. It is rewarding to see net new client growth for ten consecutive quarters against a backdrop of economic volatility where we have seen uncertain economic times stifle new firm creation and extend the timeframes clients take to make large spending decisions.  The addition of new clients is important to FactSet as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients.

At May 31, 2012, there were 48,400 professionals using FactSet, an increase of 1,100 users in the last three months and up 2,800 users from a year ago. Our user count growth of 1,100 users during the third quarter of fiscal 2012 was driven by replacing a competitor at a global sell-side banking firm. This win helped grow our total user count by 2,800 or 6% over the past 12 months, which was comprised of approximately 2,000 new users at investment management clients who utilize advanced FactSet applications including real-time news and quotes and our vast array of proprietary data and 800 new users from global investment banking firms.

Increased usage of FactSet in Excel by both buy and sell-side users
We've been pleased by the increased usage of FactSet in Excel by both buy and sell-side users. This increased client engagement level was brought about by the release of Sidebar a year ago, which is new FactSet for Excel. Sidebar enhances the workflow of the user by making it simple and easy to customize and derive great value straight from Excel, one of the most widely-used software platforms in our industry.

Annual Price Increase
As FactSet has done for the past couple years, we issued our annual price increase for non-U.S. investment management clients during March 2012. This price increase resulted in ASV growth during the third quarter of fiscal 2012 of $3 million, as compared to the prior year price increase of $2 million. The annual price increase in March 2012 grew revenues by $0.7 million during the third quarter of fiscal 2012.

In addition, we issued our annual price increase for our U.S. investment management clients during the second quarter of fiscal 2012, which grew revenues by $2.5 million during the third quarter of fiscal 2012.

Partially offsetting the positive revenue drivers discussed above was a cancellation of an earnings estimates feed to TheMarkets.com as a result of its acquisition by S&P Capital IQ.  In late 2010, Capital IQ, a Standard & Poor’s business and a subsidiary of The McGraw-Hill Companies, acquired the research and estimates business of TheMarkets.com. FactSet had previously negotiated an agreement to provide TheMarkets.com with an earnings estimates feed, and this agreement was subsequently cancelled in the third quarter of fiscal 2012, reducing ASV by $4.1 million.  However, total user count was not impacted as a result of the cancellation because the agreement provided an earnings estimates feed without any workstations.

Revenues by Geographic Region

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2012	2011	Change	2012	2011	Change
U.S.	$138,213	$125,963	9.7%	$409,105	$365,737	11.9%
% of revenues	68.3%	68.6%		68.4%	68.4%
Europe	$49,451	$44,944	10.0%	$146,380	$132,000	10.9%
Asia Pacific	14,647	12,740	15.0%	42,645	36,834	15.8%
International	$64,098	$57,684	11.1%	$189,025	$168,834	12.0%
% of revenues	31.7%	31.4%		31.6%	31.6%
Consolidated	$202,311	$183,647	10.2%	$598,130	$534,571	11.9%

Three months ended May 31, 2012 (Quarter-to-date)

Revenues from our U.S. segment increased 9.7% to $138.2 million during the three months ended May 31, 2012 compared to the same period a year ago. Our revenue growth rates in the U.S. reflect client and user count growth, annual price increases, the expanded deployment of our proprietary content and an increase in the number of PA users. Over the past 12 months, we increased prices which impacted the majority of our U.S. investment management clients and a smaller percentage of our U.S. banking and brokerage clients. These annual price increases resulted in revenue growth during the third quarter of fiscal 2012 of $2.5 million.

International revenues in the third quarter of fiscal 2012 were $64.1 million, an increase of 11.1% from $57.7 million in the prior year period. Foreign currency had no material impact on international revenues year over year. European revenues advanced 10.0% to $49.5 million due to offering a broader selection of global proprietary content, an annual price increase for the majority of our non-U.S. investment management clients in March 2012, increases in user and client counts and clients licensing our advanced applications. Asia Pacific revenues grew to $14.6 million, up 15.0% from the same period a year ago, largely due to growth in our global content offering, the expansion of our real-time news and quotes that services the needs of a global investor, our ability to sell additional services to existing clients and new client and user growth over the last 12 months. In March 2012, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $0.7 million during the third quarter of fiscal 2012. Revenues from international operations accounted for 31.7% of our consolidated revenues during the third quarter of fiscal 2012, up from 31.4% in the year ago quarter.

Nine months ended May 31, 2012 (Year-to-date)

Our U.S. segment revenue increased 11.9% to $409.1 million during the first nine months of fiscal 2012 as compared to $365.7 million in the same period a year ago. International revenues increased 12.0% to $189.0 million during the nine months ended May 31, 2012 compared to $168.8 million in the prior year period. The impact from foreign currency increased international revenues by $0.5 million year over year. European revenues advanced 10.9% to $146.4 million due to offering a broader selection of global proprietary content coupled with user and client growth. Asia Pacific revenues grew to $42.6 million, up 15.8% from the same period a year ago. Excluding the impact of foreign currency, Asia Pacific revenue growth was 14.3% year over year. The annual price increases in March 2012 and 2011 increased revenues by $1.7 million during fiscal 2012 as compared to the first nine months of fiscal 2011.

Annual Subscription Value (“ASV”)

ASV at a given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. At May 31, 2012, ASV was $811 million, up 9% over the prior year. ASV from our U.S. operations was $549 million, up $42 million from a year ago. ASV from international operations increased from $234 million at May 31, 2011 to $262 million at May 31, 2012, representing 32% of our Company-wide total.

ASV advanced $8 million during the third quarter of fiscal 2012, driven by increased sales of our PA suite of products, additional users and an annual price increase in March 2012, which impacted the majority of our non-U.S. investment management clients and grew total ASV by $3 million, as compared to the prior year price increase of $2 million. The percentage of our total ASV derived from buy-side clients decreased from 81% at February 29, 2012 to 80% at May 31, 2012 due to replacing a competitor at a global sell-side banking firm. Our percentage of 80% at May 31, 2012 is consistent with a year ago.

Users and Clients

Client count was 2,335 as of May 31, 2012, a net increase of 11 clients during the quarter as compared to 26 net new clients added in the third quarter of fiscal 2011. At May 31, 2012, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2011 and May 31, 2011. Professionals using FactSet was 48,400 at May 31, 2012, an increase of 1,100 over the past three months and was primarily from additions at sell-side firms. The user growth illustrates our opportunity to sell more at both investment management and investment banking firms. Although users increased among both sell-side and buy-side clients, the overall user count growth of 1,100 was driven by replacing a competitor at a global sell-side banking firm. Our clients continue to be cautious in fiscal 2012 as they closely review and scrutinize their user populations based on how they perceive market opportunities. Many of them have experienced headcount reductions, which lowers user count.

Consistent with past quarters and with last year, our annual client retention was greater than 95% of ASV at May 31, 2012. As a percentage of actual clients, the annual retention rate was 92% at May 31, 2012, also consistent with the year ago quarter. We believe these statistics, which have remained consistent since last year despite concerns over the global economy, demonstrate to us that our clients continue to be engaged with our services and derive value from them.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2012	2011	Change	2012	2011	Change
Cost of services	$68,878	$62,224	10.7%	$203,243	$179,146	13.5%
Selling, general and administrative (“SG&A”)	64,939	59,600	9.0%	192,524	176,080	9.3%
Total operating expenses*	$133,817	$121,824	9.8%	$395,767	$355,226	11.4%
Operating income	$68,494	$61,823	10.8%	$202,363	$179,345	12.8%
Operating Margin*	33.9%	33.7%		33.8%	33.5%

* Included in operating expenses for the nine months ended May 31, 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. During the second quarter of fiscal 2011, we estimated that it was probable that the Company would achieve ASV and diluted earnings per share growth of at least 8% on a compounded annual basis for the two years ended August 31, 2011 due to our accelerating ASV and diluted EPS growth rates. This revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that are estimated to vest at the end of fiscal 2011. The charge related to stock-based compensation reduced GAAP operating margin by 50 basis points from 34.0% to 33.5% for the nine months ended May 31, 2011.

Cost of Services

Three months ended May 31, 2012 (Quarter-to-date)

For the three months ended May 31, 2012, cost of services increased 10.7% to $68.9 million as compared to $62.2 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 34.0% during the third quarter of fiscal 2012, an increase of 16 basis points over the prior year due higher compensation expense associated with new hires in consulting, engineering and content as well as an uptick in data costs offset by lower depreciation and a decline in intangible assets amortization expense.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 65 basis points for the three months ended May 31, 2012 compared to the same period a year ago due to the hiring of new classes of engineers and consultants in the past 12 months, continued expansion of our proprietary content collection operations in India and the Philippines, salary increases year over year and increased variable compensation. Over the last 12 months we have increased our content collection headcount by approximately 335 employees, primarily at our facilities in India and the Philippines. At May 31, 2012, approximately 54% of our employees were involved with content collection. In addition to the hiring of employees for our content collection operations, we grew by approximately 200 net new engineering and product development employees and 90 net new consultants in the past year, as we continue to improve our applications and service our existing client base. Data costs, expressed as a percentage of revenues, increased 45 basis points in the third quarter of fiscal 2012 compared to the same period a year ago due to our growing user base, the continued expansion of our third party data set offerings and incremental Market Metrics data collection costs. As the result of us adding 148 clients and more than 2,800 users in the past 12 months, we incurred incremental variable fees payable to data vendors based on deployment of their content over the FactSet platform.

Lower computer depreciation and amortization of intangible assets expense offset higher compensation and data costs during the third quarter of fiscal 2012 compared to the same period a year ago. Computer-related expenses, including depreciation and computer maintenance costs, decreased 75 basis points in the third quarter of fiscal 2012 as compared to a year ago due to the continued use of fully depreciated servers and the transition to more efficient and cost-effective servers in our data centers. The cost per server and related maintenance continues to decline as we have become more efficient in our data centers. Amortization of intangible assets declined 25 basis points from a year ago as we did not acquire any new intangible assets during the past 12 months, while revenues increased over the same period by 10%.

Nine months ended May 31, 2012 (Year-to-date)

Cost of services increased 13.5% to $203.2 million for the nine months ended May 31, 2012, as compared to $179.1 million in the same period a year ago. Expressed as a percentage of revenues, cost of services was 34.0% during fiscal 2012, an increase of 50 basis points from fiscal 2011. The increase was driven by higher employee compensation partially offset by lower levels of computer depreciation and amortization of intangible assets.

During fiscal 2012, employee compensation increased 130 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount and incurred higher variable compensation. Since June 1, 2011, we have hired approximately 335 employees for our content collection operations, 200 net new software engineers and 90 net new consultants as we continue to improve our applications and service our existing client base.

Partially offsetting the growth in cost of services during fiscal 2012 were declines in computer depreciation and amortization of intangible assets. Computer depreciation expenses decreased 70 basis points in fiscal 2012 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers over the past 12 months. Amortization of intangible assets declined 25 basis points as previously acquired assets became fully amortized during the past 12 months.

Selling, General and Administrative

Three months ended May 31, 2012 (Quarter-to-date)

For the three months ended May 31, 2012, SG&A expenses increased 9.0% to $64.9 million from $59.6 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased 35 basis points to 32.1% during the third quarter of fiscal 2012 due to lower travel and entertainment (“T&E”) expenses and occupancy costs partially offset by foreign currency hedging losses.

T&E costs, expressed as a percentage of revenues, decreased 130 basis points in the third quarter of fiscal 2012 compared to the same period in fiscal 2011 primarily due to lower interoffice travel and a prior year internal sales conference that did not reoccur in fiscal 2012. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, decreased 60 basis points due to more efficient use of existing leased office space as we did not enter into any new agreements to lease office space during the past three months. However, lower occupancy costs are temporary and are being driven by the timing of acquiring new space to support a growing employee base and favorable currency rates.

Partially offsetting the decrease in SG&A expenses were realized losses recorded in the third quarter of fiscal 2012 from our hedges. During the first quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 90% of our Indian Rupee exposure through the end of the first quarter of fiscal 2013. Since the date the forward contracts were entered into, the U.S. dollar has strengthened against the Indian Rupee, and as a result, we recorded a loss on derivatives of $0.4 million in SG&A during the third quarter of fiscal 2012. This loss compares to a gain of $1.9 million recorded in SG&A during the year ago quarter as a result of previously entered into foreign currency forward contracts to hedge our Euro and British Pound Sterling currency risk.

Nine months ended May 31, 2012 (Year-to-date)

SG&A expenses were $192.5 million for the nine months ended May 31, 2012, up 9.3% from $176.1 million in the same period a year ago. Expressed as a percentage of revenues, SG&A expenses decreased 75 basis points to 32.2% during fiscal 2012 and were driven by lower employee compensation, T&E spending and occupancy costs partially offset by foreign currency hedging losses.

Expressed as a percentage of revenues, employee compensation declined 30 basis points in fiscal 2012 due to 12% ASV growth in the past 12 months. T&E costs, expressed as a percentage of revenues, decreased 60 basis points in the third quarter of fiscal 2012 compared to the same period in fiscal 2011 primarily due to lower interoffice travel and a prior year internal sales conference that did not reoccur in fiscal 2012. Occupancy costs, expressed as a percentage of revenues, decreased 35 basis points due to more efficient use of existing leased office space. Partially offsetting the decrease in SG&A expenses were $0.3 million in realized losses recorded in fiscal 2012 from our hedges. As a result of forward contracts to hedge our foreign currency exposure, we recorded $0.3 million in realized losses during the first nine months of fiscal 2012 as compared to a gain of $3.3 million during fiscal 2011.

Operating Income and Operating Margin

Three months ended May 31, 2012 (Quarter-to-date)

Operating income advanced 10.8% to $68.5 million for the three months ended May 31, 2012 compared to the prior year period. Our operating margin during the third quarter of fiscal 2012 was 33.9%, up 20 basis points from 33.7% a year ago due to lower T&E expenses, more efficient occupancy costs and a decline in computer depreciation and the amortization of intangible assets. These reductions in expenses were partially offset by higher employee compensation due to expanding the number of employees in all areas throughout the world, including within our content operations, engineering, product development and consulting groups. The continued investment in our personnel resulted in employee count growth year over year of 14% to 5,455 as of May 31, 2012 and was driven by hiring in our India and Philippines operations, as well as the hiring of consultants and software engineers in each geographic region.

Nine months ended May 31, 2012 (Year-to-date)

During the first nine months of fiscal 2012 operating income advanced 12.8% to $202.4 million compared to the prior year period. Our operating margin during fiscal 2012 was up 30 basis points to 33.8% due to lower stock-based compensation, a reduction in T&E spending, more efficient occupancy costs and a decline in computer depreciation and the amortization of intangible assets partially offset by higher employee compensation within cost of services. Included in fiscal 2011 was an incremental $2.5 million of stock-based compensation from a change in the expected outcome of performance-based stock options. This charge reduced fiscal 2011 GAAP operating income by $2.5 million and GAAP operating margin decreased by 50 basis points from 34.0% to 33.5%.

Operating Income by Segment

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2012	2011	Change	2012	2011	Change
U.S.	$37,651	$35,218	6.9%	$111,653	$102,832	8.6%
Europe	23,374	20,659	13.1%	69,691	59,377	17.4%
Asia Pacific	7,469	5,946	25.6%	21,019	17,136	22.7%
Consolidated	$68,494	$61,823		$202,363	$179,345

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

Operating income from our U.S. business increased 6.9% to $37.7 million during the three months ended May 31, 2012 compared to $35.2 million in the same period a year ago. For the nine months ended May 31, 2012, U.S. operating income advanced 8.6% to $111.7 million compared to the year ago period. The increase in operating income was primarily due to $12.3 million of incremental revenues, lower interoffice T&E, a prior year internal U.S. sales conference that did not reoccur in fiscal 2012, lower computer depreciation and a decline in intangible asset amortization expense partially offset by higher employee compensation within cost of services and an uptick in data costs. Our revenue growth in the U.S. reflects continued client and user growth, expanded deployment of our proprietary data, clients continuing to purchase our PA suite of products and our annual price increases in the past 12 months. Computer depreciation costs decreased due to the continued use of fully depreciated servers. U.S. employee headcount increased 12% over the prior year leading to higher employee compensation costs in fiscal 2012.

European operating income increased 13.1% to $23.4 million during the three months ended May 31, 2012 compared to the same period a year ago. For the nine months ended May 31, 2012, European operating income advanced 17.4% to $69.7 million. The increase in European operating income is due to a $4.5 million increase in revenues and lower T&E. European revenues advanced 10.0% to $49.5 million due to increases in user and client counts, offering a broader selection of global proprietary content, clients licensing our advanced applications and an annual price increase in March 2012.

Asia Pacific operating income increased 25.6% to $7.5 million during the three months ended May 31, 2012 compared to $5.9 million in the same period a year ago. For the nine months ended May 31, 2012, Asia Pacific operating income advanced 22.7% to $21.0 million. The increase in Asia Pacific operating income was from $1.9 million of incremental revenues year over year and a more disciplined approach to controlling operating expenses, including T&E.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended May 31,					Nine Months Ended May 31,
(in thousands, except per share data)	2012		2011		Change	2012		2011		Change
Other income	$483		$172		180.8%	$1,256		$429		192.8%
Provision for income taxes	$20,997		$18,684		12.4%	$63,349		$49,608		27.7%
Net income	$47,980		$43,311		10.8%	$140,270		$130,166		7.8%
Diluted earnings per common share	$1.05		$0.92		14.1%	$3.05		$2.75		10.9%
Effective tax rate	30.4	%*	30.1	%**		31.1	%*	27.6	%**

* The U.S. Federal R&D tax credit expired on December 31, 2011. We expect that it will be reenacted as it has been for the past 30 years. However, we are not permitted to factor it into our effective tax rate unless it is part of currently enacted tax law. As such, the expiration of the R&D credit impacted our fiscal 2012 annual effective tax rate by 1.3%.

** Our projected annual effective tax rate before discrete items for fiscal 2011 was 31.0%. Included in the provision for income taxes during the nine months ended May 31, 2011 were income tax benefits of $4.9 million from the reenactment of the U.S. Federal R&D credit in December 2010. Our effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2011, it did not reflect the R&D tax credit in any months of fiscal 2011 as the R&D credit expired on December 31, 2009. The reenactment of the credit was retroactive to January 1, 2010 and resulted in an actual effective tax rate of 27.6% for the nine months ended May 31, 2011.

Other Income

Other income rose by $0.3 million during the third quarter of fiscal 2012 and by $0.8 million year-to-date due to our $15 million purchase of short-term certificates of deposit in October 2011. These deposits have maturities of less than one year and resulted in interest income of $0.3 million during the current quarter and $0.8 million year-to-date. Excluding our returns on the short-term certificates of deposit, which average 9.4%, our average annualized return on cash and cash equivalents improved from 33 basis points in fiscal 2011 to 39 basis points during fiscal 2012. At no time during fiscal 2012 and 2011 did a component of our cash, cash equivalents and investments portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended May 31, 2012, the provision for income taxes increased 12.4% to $21.0 million as compared to the same period a year ago due to an 11.3% increase in income before income taxes year over year and the expiration of the R&D tax credit on December 31, 2011, which increased our fiscal 2012 annual effective tax rate by 1.3%.

For the first nine months of fiscal 2012, the provision for income taxes was $63.3 million, up 27.7% from $49.6 million in fiscal 2011 due to $4.9 million of income tax benefits recorded in the second quarter of fiscal 2011 from the reenactment of the U.S. Federal R&D credit in December 2010 and a 13.3% increase in income before income taxes year over year.

Net Income and Earnings per Share

Net income rose 10.8% to $48.0 million and diluted earnings per share increased 14.1% to $1.05 for the three months ended May 31, 2012. During the first nine months of fiscal 2012, net income rose 7.8% to $140.3 million and diluted earnings per share increased 10.9% to $3.05 compared to the same period a year ago. Included in fiscal 2011 were income tax benefits of $0.10 per diluted share from the reenactment of the U.S. Federal R&D credit and a pre-tax charge of $2.5 million or $0.04 per diluted share related to an increase in the estimated number of performance-based stock options that were eligible to vest in August 2011. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower T&E, decreased computer depreciation and amortization of intangible assets and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation and a higher effective tax rate due to the expiration of the U.S. Federal R&D tax credit.

Use of Non-GAAP Financial Measures

We use the following non-GAAP financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the businesses. We believe that these financial measures and the information they provide are useful to investors because it permits investors to view the Company’s performance using the same tools that we use to gauge progress in achieving our goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to our historical performance. The presentation of this financial information is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2012	2011	Change	2012	2011	Change
GAAP Net income	$47,980	$43,311	10.8%	$140,270	$130,166	7.8%
Stock-based compensation, net of tax(1)	3,584	3,475		11,753	10,600
Amortization of intangible assets, net of tax(1)	1,259	1,462		3,786	4,397
Income tax benefits(2)	0	0		0	(6,326)
Non-GAAP Net income	$52,823	$48,248	9.5%	$155,809	$138,837	12.2%
GAAP Diluted earnings per common share	$1.05	$0.92	14.1%	$3.05	$2.75	10.9%
Stock-based compensation, net of tax	0.08	0.07		0.26	0.22
Amortization of intangible assets, net of tax	0.03	0.03		0.08	0.09
Income tax benefits	0.00	0.00		0.00	(0.13)
Non-GAAP Diluted earnings per share(3)	$1.15	$1.02	12.7%	$3.39	$2.93	15.7%
Diluted weighted average common shares	45,736	47,154		45,971	47,418

(1) For the purposes of calculating the non-GAAP measures above, stock-based compensation expense and amortization of intangible assets are taxed at the effective tax rates. For the three months ended May 31, 2012, the effective tax rate was 30.4%. For the three months ended May 31, 2011, the effective tax rate was 30.1%.

(2) Income tax benefits were from the reenactment of the U.S. Federal R&D credit in December 2010 and adjustments to certain reserves to appropriately reflect settlements with taxing authorities from previously filed tax returns.

(3) The sum of the diluted earnings per share may not equal the totals above due to rounding.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $17 million while our non-U.S. dollar denominated expenses are $159 million, which translates into a net foreign currency exposure of $142 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 68% of our employees are located. Foreign currency movements increased our operating expenses by $0.3 million and decreased operating income by $0.2 million during the third quarter of fiscal 2012 as compared to the same period a year ago. During the first nine months of fiscal 2012, foreign currency movements increased our operating expenses by $0.5 million and increased operating income by $0.1 million as compared to fiscal 2011.

During the first quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 90% of our Indian Rupee exposure through the end of the first quarter of fiscal 2013. In the third quarter of fiscal 2012, additional forward contracts were entered into to hedge approximately 75% of our Indian Rupee exposure beginning in the second quarter of fiscal 2013 and through the end of the first quarter of fiscal 2014. At May 31, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $30.0 million and ($3.7) million, respectively.

At May 31, 2012, there were no other outstanding foreign exchange forward contracts as all of our previously entered into foreign currency forward contracts to hedge our Euro, British Pound Sterling and Japanese Yen exposure settled. A loss on derivatives for the three months ended May 31, 2012 of $0.4 million was recorded into operating income in our Consolidated Statements of Income as compared to a gain of $1.9 million in the same period a year ago. During the first nine months of fiscal 2012, a loss on derivatives of $0.3 million was recorded into operating income compared to a gain of $3.3 million in the same period a year ago.

Subsequent to the end of the third quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the end of the second quarter of fiscal 2013. The notional amount of foreign exchange contracts to purchase Euros with U.S. dollars was €11.9 million at an average forward contract rate of 1.25.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):
	Three Months Ended May 31,		Nine Months Ended May 31,
	2012	2011	2012	2011
Net cash provided by operating activities	$76,437	$64,515	$174,896	$136,996
Capital expenditures (1)	(6,219)	(7,373)	(16,863)	(22,806)
Free cash flow (2)	$70,218	$57,142	$158,033	$114,190
Net cash used in investing activities	$(6,219)	$(7,373)	$(31,863)	$(22,806)
Net cash used in financing activities	$(20,217)	$(54,222)	$(85,378)	$(109,597)
Cash and cash equivalents at end of period	$228,530	$208,668

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)
We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. We use this financial measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure and the information we provide are useful to investors because it permits investors to view our performance using the same metric we use to gauge progress in achieving our goals and is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $228.5 million or 33% of our total assets at May 31, 2012, compared with $208.7 million or 30% of our total assets at May 31, 2011 and $181.7 million at August 31, 2011 or 28% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $46.8 million since August 31, 2011 from cash provided by operations of $174.9 million, $27.5 million from the exercise of employee stock options and $10.4 million of tax benefits from share-based payment arrangements partially offset by cash outflows of $15.0 million from purchases of investments, $87.1 million related to stock repurchases, dividend payments of $36.2 million, capital expenditures of $16.7 million and $10.8 million from the effect of exchange rate changes on our foreign cash balances.

Free cash flow generated over the last twelve months was $221.6 million, up 25% over the prior year and exceeded net income by 22%. During the third quarter of fiscal 2012, free cash flow was $70.2 million, 23% higher than last year’s third quarter and driven by net income of $48.0 million and working capital changes of $23.5 million partially offset by $6.2 million in capital expenditures. Working capital improvements of $23.5 million were from stronger accounts receivable collections in the past three months, increased accrued compensation and a reduction in tax payments due to stock option exercises.

Consistent with prior years, we issued approximately $9.9 million in annual invoices during the second quarter of fiscal 2012, which resulted in our accounts receivable balance increasing by $6.6 million between November 30, 2011 and February 29, 2012. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect our accounts receivable balance to rise in the second quarter and subsequently decrease in the following third quarter as evidenced this year when in the third quarter of fiscal 2012 our accounts receivable balance decreased by $4.9 million. Over the past 12 months, accounts receivable has decreased by $1.0 million, while ASV is up $70 million over the same period, reflecting an improvement in our days sales outstanding (“DSO”) from 33 to 30 days. We have seen DSOs decrease substantially over the past several years as a result of increased investment in our highly motivated collection and information systems teams.

Net cash used in investing activities was $6.2 million in the third quarter of fiscal 2012 as compared to $7.4 million a year ago due to lower capital expenditures. In the first nine months of fiscal 2012, net cash used in investing activities was $31.9 million as compared to $22.8 million in fiscal 2011 because during the first quarter of fiscal 2012 we purchased $15.0 million of certificates of deposit with maturity dates ranging from six to twelve months from purchase date. Total capital expenditures during the third quarter of fiscal 2012 of $6.2 million included $3.6 million for additional furnishing of leased office space and $2.6 million for computer equipment, including laptops and peripherals for our growing employee base. Approximately 98% of the build-out costs incurred during the third quarter were to complete the construction and furnishing of our new office space in New York and Norwalk.

Net cash used in financing activities was $20.2 million in the third quarter of fiscal 2012 as compared to $54.2 million in the same period a year ago primarily due to a reduction in share repurchases of $30.5 million partially offset by higher dividend payments of $1.5 million based on a 15% increase in the regular quarterly dividend. In the first nine months of fiscal 2012, net cash used in investing activities was $85.4 million as compared to $109.6 million in fiscal 2011 primarily due to lower proceeds from employee stock plans and a reduction in share repurchases partially offset by higher dividend payments. In fiscal 2012, we repurchased 933,800 shares for $86.9 million under the program. In fiscal 2011, we repurchased 1,362,236 shares for $133.0 million. Proceeds from employee stock exercises decreased from $37.9 million in the first nine months of fiscal 2011 to $27.5 million in the current year as the number of employee stock option exercises decreased by 482,459 stock options. Through quarterly cash dividends and share repurchases, we have returned $219 million to our stockholders over the past 12 months.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of May 31, 2012, our total cash and cash equivalents was $229 million with no outstanding borrowings. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities.

Capital Resources

Capital Expenditures

Capital expenditures were $6.2 million for the quarter ended May 31, 2012, down from $7.4 million in the same period a year ago. Approximately $3.6 million or 60% of capital expenditures was for office expansions, primarily the build-out of our growing New York and Norwalk offices. The remaining 40% of capital expenditures was for computer equipment including adding additional Hewlett Packard and Dell equipment to our existing data centers and new laptop computers and peripherals for our employees.

During the first nine months of fiscal 2012 capital expenditures were $16.9 million compared to $22.8 million in the comparable prior year period. Of the $16.9 million, approximately 55% or $9.4 million related to computer equipment as we purchased more Hewlett Packard mainframe machines for our Virginia and New Jersey data centers during the first and third quarters of fiscal 2012. Capital spending levels were $5.9 million lower in the first nine months of fiscal 2012 primarily due to higher computer equipment purchases during fiscal 2011. Computer equipment expenditures were higher in fiscal 2011 compared to fiscal 2012 as we relocated our data center from New Hampshire to New Jersey in December 2010 and in that process we purchased several new blade servers and upgraded many other existing mainframe machines.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $4.3 million of standby letters of credit have been issued in connection with our current leased office space as of May 31, 2012. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At May 31, 2012, we were in compliance with all covenants contained in the standby letters of credit. As of May 31, 2012 and August 31, 2011, we maintained a zero debt balance and were in compliance with all covenants.

Off-Balance Sheet Arrangements

At May 31, 2012 and August 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2011, we had total purchase commitments of $47.8 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2012.

During the first nine months of fiscal 2012, we entered into new lease agreements for additional office space in Norwalk and New York in the ordinary course of business to support our existing operations. At the time these new lease agreements were entered into, our future minimum rental payments increased by $10.1 million. However, our commitments under our operating leases decreased from $149.8 million at August 31, 2011 to $137.6 million at May 31, 2012 due to nine months of rent incurred and the effects of foreign currency.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three and nine months ended May 31, 2012.

Share Repurchase Program

During the first nine of fiscal 2012, we repurchased 933,800 shares for $86.9 million under the existing share repurchase program. On May 8, 2012, our Board of Directors approved a $200 million expansion of the existing share repurchase program. Including the expansion, $256 million remains authorized for future share repurchases at May 31, 2012. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Dividends

On May 8, 2012, our Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with our dividend payment in June 2012 of $0.31 per share, or $1.24 per share per annum. The cash dividend of $13.9 million was paid on June 19, 2012, to common stockholders of record on May 31, 2012. This is the seventh consecutive year that our annual dividend has been increased by more than 10%, translating into a five year annual dividend growth rate of 21%. With our dividends and our share repurchases, in the aggregate, we have returned $219 million to shareholders over the past 12 months. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) continue to experience volatility. Approximately 80% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

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

Risk Factors

There were no material changes during the first nine months of fiscal 2012 to the risk factors identified in our fiscal 2011 Annual Report on Form 10-K.

Business Outlook

The following forward-looking statements reflect our expectations as of June 12, 2012. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2012 Expectations
-	Revenues are expected to range between $204 million and $208 million.
-	Operating margin is expected to range between 33.5% and 34.0%.
-	The effective tax rate is expected to range between 31.0% and 32.0%.
-	GAAP diluted EPS should range between $1.06 and $1.08 and includes a $0.02 reduction to reflect the expiration of the U.S. Federal R&D tax credit on December 31, 2011.
-	The acquisition of StreetAccount LLC is not expected to have a material impact on our fiscal 2012 fourth quarter or fiscal 2013 full year diluted EPS.

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

Interest Rate Risk
The fair market value of our cash and cash equivalents at May 31, 2012 was $228.5 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

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

Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $17 million while our non-U.S. dollar denominated expenses are $159 million, which translates into a net foreign currency exposure of $142 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

During the first quarter of fiscal 2012, we entered into foreign currency forward contracts to hedge approximately 90% of our Indian Rupee exposure through the end of the first quarter of fiscal 2013. In the third quarter of fiscal 2012, additional forward contracts were entered into to hedge approximately 75% of our Indian Rupee exposure beginning in the second quarter of fiscal 2013 and through the end of the first quarter of fiscal 2014. At May 31, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was $30.0 million and ($3.7) million, respectively. At May 31, 2012, there were no other outstanding foreign exchange forward contracts as all of our previously entered into foreign currency forward contracts to hedge our Euro, British Pound Sterling and Japanese Yen exposure settled.

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

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2012. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $2.6 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2012, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2012, would result in a decrease in operating income by $13.0 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2012 would increase the fair value of total assets by $27.9 million and equity by $25.9 million.

Interest Rate Risk
The fair market value of our cash and cash equivalents at May 31, 2012 was $228.5 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. It is anticipated that the fair market value of our portfolio will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and cash equivalents have been significantly impacted by current market events, including the recent credit crisis.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2012 to the risk factors identified in the Company’s fiscal 2011 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
March 2012	-	-	-	$82,832
April 2012	265,000	$98.57	265,000	$56,711
May 2012*	11,000	$102.80	11,000	$255,580
	276,000		276,000	$255,580

*      On May 8, 2012, the Company’s Board of Directors approved a $200 million expansion of the existing share repurchase program. At that time, the Company had $56 million remaining under the program. Including the $200 million expansion, $256 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 10, 2012	/s/ MAURIZIO NICOLELLI
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