Form 10-Q
period 2012-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2013-01-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, on December 31, 2012 was 44,188,824.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended November 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2012	2011
Revenues	$211,085	$196,448

Operating expenses
Cost of services	73,586	66,833
Selling, general and administrative	66,414	62,862
Total operating expenses	140,000	129,695

Operating income	71,085	66,753
Other income	428	277
Income before income taxes	71,513	67,030

Provision for income taxes	21,744	21,486
Net income	$49,769	$45,544

Basic earnings per common share	$1.12	$1.01
Diluted earnings per common share	$1.11	$0.99

Basic weighted average common shares	44,316	45,107
Diluted weighted average common shares	44,984	46,103

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
(In thousands)	2012	2011
Net income	$49,769	$45,544

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges	1,287	(2,116)
Foreign currency translation adjustments	3,074	(11,648)
Other comprehensive income (loss)	4,361	(13,764)

Comprehensive income	$54,130	$31,780

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	November 30, 2012	August 31, 2012

ASSETS
Cash and cash equivalents	$210,712	$189,044
Investments	14,527	13,919
Accounts receivable, net of reserves of $1,705 at November 30, 2012 and $1,830 at August 31, 2012	78,895	74,251
Prepaid taxes	0	2,485
Deferred taxes	4,357	5,085
Prepaid expenses and other current assets	11,555	14,341
Total current assets	320,046	299,125

Property, equipment and leasehold improvements, at cost	190,182	189,546
Less accumulated depreciation and amortization	(114,661)	(113,016)
Property, equipment and leasehold improvements, net	75,521	76,530

Goodwill	246,734	245,791
Intangible assets, net	41,854	43,371
Deferred taxes	22,064	23,113
Other assets	5,637	6,213
TOTAL ASSETS	$711,856	$694,143

LIABILITIES
Accounts payable and accrued expenses	$28,538	$27,680
Accrued compensation	14,934	41,274
Deferred fees	30,893	30,495
Taxes payable	7,222	0
Dividends payable	13,746	13,727
Total current liabilities	95,333	113,176

Deferred taxes	2,582	2,593
Taxes payable	5,699	5,464
Deferred rent and other non-current liabilities	21,729	20,646
TOTAL LIABILITIES	$125,343	$141,879

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 45,963,473 and 45,599,754 shares issued; 44,342,402 and 44,279,214 shares outstanding at November 30, 2012 and August 31, 2012, respectively	460	456
Additional paid-in capital	159,672	137,569
Treasury stock, at cost: 1,621,071 and 1,320,540 shares at November 30, 2012 and August 31, 2012, respectively	(150,990)	(122,749)
Retained earnings	595,736	559,714
Accumulated other comprehensive loss	(18,365)	(22,726)
TOTAL STOCKHOLDERS’ EQUITY	586,513	552,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$711,856	$694,143

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$49,769	$45,544
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,917	8,403
Stock-based compensation expense	5,203	5,880
Deferred income taxes	1,766	57
Gain on sale of assets	(2)	(1)
Tax benefits from share-based payment arrangements	(4,032)	(3,178)
Changes in assets and liabilities
Accounts receivable, net of reserves	(4,655)	10,171
Accounts payable and accrued expenses	2,851	2,839
Accrued compensation	(26,501)	(24,523)
Deferred fees	410	(1,279)
Taxes payable, net of prepaid taxes	13,709	10,979
Prepaid expenses and other assets	2,613	539
Deferred rent and other non-current liabilities	997	(611)
Other working capital accounts, net	(409)	(66)
Net cash provided by operating activities	50,636	54,754

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(7,795)	(15,000)
Proceeds from sales of investments	7,500	0
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(6,097)	(6,054)
Net cash used in investing activities	(6,392)	(21,054)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(13,631)	(12,084)
Repurchase of common stock	(28,241)	(14,732)
Proceeds from employee stock plans	13,102	7,420
Tax benefits from share-based payment arrangements	4,032	3,178
Net cash used in financing activities	(24,738)	(16,218)

Effect of exchange rate changes on cash and cash equivalents	2,162	(5,413)
Net increase in cash and cash equivalents	21,668	12,069
Cash and cash equivalents at beginning of period	189,044	181,685
Cash and cash equivalents at end of period	$210,712	$193,754

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
November 30, 2012
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

As of November 30, 2012, the Company employed 6,020 employees, an increase of 285 over the past three months and is up 10% from a year ago. Of these employees, 1,871 were located in the U.S., 617 in Europe and 3,532 in Asia Pacific. Approximately 54% of FactSet employees are involved with content collection, 24% work in product development, software and systems engineering, another 18% conduct sales and consulting services and the remaining 4% provide administrative support.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The accompanying financial data as of November 30, 2012 and for the three months ended November 30, 2012 and 2011 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to such rules and regulations. The August 31, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. The guidance eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, it required that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. FactSet adopted this accounting standard in the first quarter of fiscal 2013 by presenting two separate but consecutive statements. Other than the change in presentation, the adoption did not have an impact on the Company’s consolidated financial statements.

Goodwill Impairment Testing
In September 2011, the FASB issued an accounting standard update intended to simplify how an entity tests goodwill for impairment. The guidance will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update became effective for FactSet beginning in the first quarter of fiscal 2013, and its adoption did not have an impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective as of November 30, 2012 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of November 30, 2012 or August 31, 2012.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2012 and August 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2012	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$170,222	$0	$0	$170,222
Certificates of deposit (2)	0	14,527	0	14,527
Total assets measured at fair value	$170,222	$14,527	$0	$184,749

Liabilities
Derivative instruments (3)	$0	$343	$0	$343
Total liabilities measured at fair value	$0	$343	$0	$343

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$160,169	$0	$0	$160,169
Certificates of deposit (2)	0	13,919	0	13,919
Total assets measured at fair value	$160,169	$13,919	$0	$174,088

Liabilities
Derivative instruments (3)	$0	$2,374	$0	$2,374
Total liabilities measured at fair value	$0	$2,374	$0	$2,374

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at November 30, 2012 and August 31, 2012 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$170,222	$0	$0	$170,222
Investments (short-term)	0	14,527	0	14,527
Total assets measured at fair value	$170,222	$14,527	$0	$184,749

Accounts payable and accrued liabilities (derivative liabilities)	$0	$343	$0	$343
Total liabilities measured at fair value	$0	$343	$0	$343

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,169	$0	$0	$160,169
Investments (short-term)	0	13,919	0	13,919
Total assets measured at fair value	$160,169	$13,919	$0	$174,088

Accounts payable and accrued liabilities (derivative liabilities)	$0	$2,374	$0	$2,374
Total liabilities measured at fair value	$0	$2,374	$0	$2,374

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended November 30, 2012, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents – consist of demand deposits and corporate money market funds with original maturities of three months or less at the date of acquisition and are reported at fair value.

The following table summarizes the Company’s cash and cash equivalents at November 30, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$40,490	$0	$40,490
Corporate money market funds	170,222	0	170,222
Total cash and cash equivalents	$210,712	$0	$210,712

The following table summarizes the Company’s cash and cash equivalents at August 31, 2012 (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash on hand	$28,875	$0	$28,875
Corporate money market funds	160,169	0	160,169
Total cash and cash equivalents	$189,044	$0	$189,044

Investments – consist of certificates of deposit with original maturity dates ranging from nine months to twelve months from purchase date. These certificates of deposit are held for investment and are not debt securities. Interest income of $0.3 million was earned from the certificates of deposit during the first quarter of fiscal 2013 as compared to $0.1 million in the year ago quarter.

The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during the three months ended November 30, 2012 and 2011.

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

Cash Flow Hedges
FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the three months ended November 30, 2012 and 2011, respectively, and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. FactSet did not enter into any new hedging contracts during the first three months of fiscal 2013.

•
Indian Rupee Hedging Contracts from Fiscal 2012 - During fiscal 2012, FactSet entered into foreign currency forward contracts to hedge approximately 90% of its Indian Rupee exposure through the end of the first quarter of fiscal 2013, 75% of its Indian Rupee exposure through the end of the first quarter of fiscal 2014 and 50% of its Indian Rupee exposure through the end of the first quarter of fiscal 2015.

•
Euro Hedging Contracts from Fiscal 2012 – During fiscal 2012, FactSet entered into foreign currency forward contracts to hedge approximately 50% of its net Euro exposure through the end of the second quarter of fiscal 2013.

At November 30, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.1.7 billion and ($0.5) million, respectively. At November 30, 2012, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €3.8 million and $0.2 million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Nov 30, 2012	Aug 31, 2012	Nov 30, 2012	Aug 31, 2012
Euro	$4,694	$10,160	$182	$60
Indian Rupee	30,511	36,286	(525)	(2,434)
Total	$35,205	$46,446	$(343)	$(2,374)

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

Fair Value of Derivative Instruments
The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Nov 30, 2012	Aug 31, 2012
Derivatives designated as hedging instruments	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$343	$2,374

All derivatives were designated as hedging instruments as of November 30, 2012 and August 31, 2012, respectively.

Derivatives in Cash Flow Hedging Relationships for the three months ended November 30, 2012 and 2011 (in thousands):

	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2012	2011	(Effective Portion)	2012	2011
Foreign currency forward contracts	$796	$(1,596)	SG&A	$(491)	$520

Note: No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness.

Accumulated Unrealized Loss on Cash Flow Hedges
The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCL (in thousands and net of tax):

Beginning balance at August 31, 2012	$(1,551)
Changes in fair value	796
Realized loss reclassified to earnings	491
Ending balance at November 30, 2012	$(264)

7. SEGMENT INFORMATION

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

FactSet’s operating segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia, respectively.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and Mumbai. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $247 million of goodwill reported by the Company at November 30, 2012, 68% was recorded in the U.S. segment, 30% in the European segment and the remaining 2% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).
For the three months ended November 30, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$143,941	$51,631	$15,513	$211,085
Segment operating profit	39,600	24,723	6,762	71,085
Total assets	389,558	272,544	49,754	711,856
Capital expenditures	3,277	553	2,267	6,097

For the three months ended November 30, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$134,477	$48,105	$13,866	$196,448
Segment operating profit	36,436	23,781	6,536	66,753
Total assets	373,984	245,446	44,076	663,506
Capital expenditures	5,612	55	387	6,054

8. BUSINESS COMBINATIONS

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

As of the date of acquisition, SA did not have a significant international presence and FactSet believes it can leverage its international network to sell SA outside the U.S. as many of their current clients would like to see the SA news offering increase coverage in Europe and Asia. Additionally, the Company is now able to integrate proprietary content through this new channel by providing key corporate and economic data to the news team at StreetAccount for integration into their newswire. The opportunity for FactSet to grow by providing proprietary financial news to clients worldwide contributed to a purchase price in excess of fair value of the StreetAccount net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

The total purchase price of the acquisition is as follows (in thousands):

Cash consideration	$21,633
Fair value of FactSet stock issued	3,974
Working capital	711
Total purchase price	$26,318

Allocation of the purchase price to the assets acquired and liabilities assumed was finalized for this acquisition in the first quarter of fiscal 2013. The total purchase price was allocated to StreetAccount’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

Based upon the purchase price and the valuation, the allocation is as follows (in thousands):

Tangible assets acquired	$3,584
Amortizable intangible assets
Client relationships	2,822
Software technology	2,332
Data content	613
Non-compete agreements	404
Trade name	186
Goodwill	21,997
Total assets acquired	31,938
Liabilities assumed	(5,620)
Net assets acquired	$26,318

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

Goodwill totaling $22.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but tested for impairment at least annually. Goodwill generated from the StreetAcount acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of operations of StreetAccount have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on June 29, 2012 and did not have a material impact on the first quarter fiscal 2013. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

9. GOODWILL

There was no goodwill acquired during the first three months of fiscal 2013. Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2012 are as follows (in thousands):
	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2012	$167,817	$73,806	$4,168	$245,791
Purchase price adjustments	5	0	0	5
Foreign currency translations	0	1,148	(210)	938
Balance at November 30, 2012	$167,822	$74,954	$3,958	$246,734

The increase in goodwill within the U.S segment during the first quarter fiscal 2013 was due to FactSet finalizing the working capital of StreetAccount, which was acquired on June 29, 2012. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months.

Goodwill is not amortized as it has an estimated infinite life. At least annually, the Company evaluates goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2012, 2011 and 2010, which determined that there were no reporting units that were deemed at risk. The fair value of each of the Company’s reporting units significantly exceeded carrying value, thus there had been no impairment.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at November 30, 2012 was 11.7 years.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,748	$19,743	$30,005
Client relationships	22,993	14,778	8,215
Software technology	20,997	18,798	2,199
Non-compete agreements	2,154	930	1,224
Trade names	758	547	211
Total	$96,650	$54,796	$41,854

At August 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,120	$18,521	$30,599
Client relationships	22,841	14,089	8,752
Software technology	20,892	18,482	2,410
Non-compete agreements	2,154	810	1,344
Trade names	758	492	266
Total	$95,765	$52,394	$43,371

There were no intangible assets acquired during the first three months of fiscal 2013. The change in the gross carrying amount of intangible assets at November 30, 2012 as compared to August 31, 2012 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $1.9 million for the three months ended November 30, 2012 and 2011, respectively. As of November 30, 2012, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):
Fiscal Year	Estimated Amortization Expense
2013 (remaining nine months)	$5,174
2014	6,010
2015	5,081
2016	3,436
2017	3,301
Thereafter	18,852
Total	$41,854

11. COMMON STOCK AND EARNINGS PER SHARE

On November 15, 2012, FactSet’s Board of Directors approved a regular quarterly dividend of $0.31 per share, or $1.24 per share per annum. The cash dividend of $13.7 million was paid on December 18, 2012, to common stockholders of record on November 30, 2012.  Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended November 30,
	2012	2011

Balance at September 1	44,279	45,055
Common stock issued for employee stock plans	333	209
Repurchase of common stock	(270)	(150)
Balance at November 30	44,342	45,114

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):
	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2012
Basic EPS
Income available to common stockholders	$49,769	44,316	$1.12
Diluted EPS
Dilutive effect of stock options and restricted stock		668
Income available to common stockholders plus assumed conversions	$49,769	44,984	$1.11
For the three months ended November 30, 2011
Basic EPS
Income available to common stockholders	$45,544	45,107	$1.01
Diluted EPS
Dilutive effect of stock options and restricted stock		996
Income available to common stockholders plus assumed conversions	$45,544	46,103	$0.99

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended November 30, 2012 and 2011 was 442,728 and 160,786, respectively, because their inclusion would have been anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended November 30, 2012 and 2011 was 30,456 and 30,090, respectively.  For the three months ended November 30, 2012 and 2011, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,669,380 and 2,329,439, respectively. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at November 30, 2012 and 2011 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock
At November 30, 2012 and August 31, 2012, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

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

Share Repurchase Program
During the first three months of fiscal 2013, the Company repurchased 270,000 shares for $25.4 million under the existing share repurchase program leaving $164.3 million authorized for future share repurchases at November 30, 2012. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the first three months of fiscal 2012, the Company repurchased 150,000 shares for $14.6 million under the share repurchase program, leaving $128 million authorized for future share repurchases at November 30, 2011.

Restricted Stock
Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. FactSet did not grant any restricted stock awards during the first three months of fiscal 2013 and 2012. Approximately 92,715 of previously granted restricted stock awards vested during the first quarter of fiscal 2013 and are included in common stock outstanding as of November 30, 2012 (less 29,604 shares repurchased to cover the cost of taxes upon vesting of the restricted stock).

Dividends
The Company’s Board of Directors declared the following historical dividends:
Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	Nov 30, 2012	Aug 31, 2012
Accumulated unrealized loss on cash flow hedges, net of tax	$(264)	$(1,551)
Accumulated foreign currency translation adjustments	(18,101)	(21,175)
Total accumulated other comprehensive loss	$(18,365)	$(22,726)

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

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

During the first three months of fiscal 2013, FactSet granted 1,646,818 stock option awards at an exercise price of $92.22 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2012	6,083	$64.76
Granted – non performance-based	635	92.22
Granted – performance-based	1,012	92.22
Exercised	(253)	46.79
Forfeited	(12)	85.28
Balance at November 30, 2012	7,465	$71.39

The total number of in-the-money options exercisable as of November 30, 2012 was 2.7 million with a weighted average exercise price of $49.10. As of August 31, 2012, 2.8 million in-the-money outstanding options were exercisable with a weighted average exercise price of $48.17. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2012 and August 31, 2012 was $117.6 million and $125.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $92.39 at November 30, 2012 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2012 and 2011 was $11.7 million and $11.3 million, respectively.

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

November 2011 Annual Employee Performance-based Option Grant Review
In November 2011, FactSet granted 665,551 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013. At November 30, 2012, the Company believed that it was not probable FactSet would achieve the required ASV and diluted earnings per share growth as ASV growth rate remained at 7%. As such, the Company estimated that none (0%) of the performance-based stock options will vest. However, a change in the actual financial performance levels achieved over the next 9 months could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Nov 30, 2012	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$0	$0
20%	$2,452	$1,188	$157
60%	$7,356	$3,564	$471
100%	$12,260	$5,940	$785

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2012.

November 2012 Annual Employee Performance-based Option Grant Review
In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. At November 30, 2012, the Company estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $4.6 million to be recognized over the remaining vesting period. However, a change in the actual financial performance levels achieved over the next 7 quarters could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at Nov 30, 2012	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(119)	$0
20%	$4,628	$0	$235
60%	$13,884	$238	$705
100%	$23,140	$476	$1,175

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2012.

July 2012 Performance-based Option Grant Review
In July 2012, FactSet granted 241,546 performance-based employee stock options. The number of performance-based options that vest is dependent upon future StreetAccount user growth through August 31, 2017. The five year performance measurement period is based on growing usage of FactSet and StreetAccount. At November 30, 2012, FactSet estimated that 20% or 48,309 of the performance-based stock options will vest based on forecasted StreetAccount user growth, which results in unamortized stock-based compensation expense of $1.4 million to be recognized over the remaining vesting period of approximately 2.8 years. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(211)	$-
20%	$0	$1,389
40%	$129	$2,860
60%	$289	$4,300
80%	$432	$5,758
100%	$614	$7,176

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2012.

Other Performance-based Option Grants
In connection with the acquisition of the Market Metrics business, FactSet granted 746,415 performance-based employee stock options. These options vest only if accelerated revenue targets are achieved related to the Market Metrics business and option holders remain employed by FactSet. If it becomes probable that these options will vest based on achieving the revenue targets, stock-based compensation expense equal to $15.3 million would be recorded. The pre-tax stock-based compensation charge of $15.3 million is equal to the grant-date fair value of the stock options awarded at the time of the acquisition and would represent a one-time cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets. Vesting of the performance based options was deemed to be not probable at November 30, 2012.

FactSet granted 204,508 performance-based employee stock options between June 2010 and July 2011 that vest based on achieving certain ASV targets. Of this total, 133,958 vested during the fourth quarter of fiscal 2012, an additional 46,644 vested during the first quarter of fiscal 2013 and 9,301 were forfeited due to employee terminations. At November 30, 2012, the Company estimated that the remaining 14,605 performance-based stock options will vest based on forecasted ASV growth, resulting in unamortized stock-based compensation expense of $0.2 million to be recognized.

Restricted Stock and Stock Unit Awards
The Company’s option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. There were no restricted stock awards granted during the first three months of fiscal 2013 and 2012.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2012	383	$71.34
Granted (restricted stock and stock units)	-	$-
Vested*	(93)	$63.23
Canceled/forfeited	(1)	$77.38
Balance at November 30, 2012	289	$73.92

* Of the total 92,715 restricted stock awards that vested during the first quarter of fiscal 2013, 87,758 related to awards granted on October 23, 2009 at the grant date price of $66.46. These restricted stock awards cliff vest 60% after three years (on October 23, 2012) and the remaining 40% after five years (October 23, 2014). The awards are amortized to expense over the vesting period using the straight-line attribution method. As of November 30, 2012, unamortized stock-based compensation expense of $3.2 million is to be amortized to compensation expense over the remaining vesting period of 1.9 years. The remaining 4,957 restricted stock awards that vested during the first quarter of fiscal 2013 were previously granted between June 2010 and July 2011. These restricted stock units were performance-based and cliff vest 25% when certain ASV targets are met. Of the total units originally granted, 14,258 units vested during the fourth quarter of fiscal 2012 and the remaining 4,957 vested during the first quarter of fiscal 2013 because FactSet achieved all four ASV growth targets. As of November 30, 2012, there is no remaining unamortized stock-based compensation expense as all units vested.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2012	4,340	126
Granted – non performance-based options	(635)	0
Granted – performance-based options	(1,012)	0
Share-based awards canceled/forfeited*	13	0
Balance at November 30, 2012	2,706	126

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

During the three months ended November 30, 2012, employees purchased 18,102 shares at a weighted average price of $78.53 as compared to 23,166 shares at a weighted average price of $73.66 in the same period a year ago. At November 30, 2012, 176,949 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan
The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $1.8 million and $1.4 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2012 and 2011, respectively.

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

The Company recognized total stock-based compensation expense of $5.2 million and $5.9 million during the three months ended November 30, 2012 and 2011, respectively. As of November 30, 2012, $53.7 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.7 years. There was no stock-based compensation capitalized as of November 30, 2012 or August 31, 2012, respectively.

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

Fiscal 2013
-
Q1 2013 – 635,308 non performance-based employee stock options and 1,011,510 performance-based employee stock options were granted at a weighted average exercise price of $92.22 and a weighted average estimated fair value of $26.87 per share.

Fiscal 2012
-
Q1 2012 – 419,593 non performance-based employee stock options and 665,551 performance-based employee stock options were granted at a weighted average exercise price of $94.84 and a weighted average estimated fair value of $32.08 per share.

The weighted average estimated fair value of employee stock options granted during the first three months of fiscal 2013 and 2012 was determined using the binomial model with the following weighted average assumptions:

	Q1 2013			Q1 2012
Term structure of risk-free interest rate	0.16%	-	1.91%	0.13%	-	2.41%
Expected life (in years)	7.6	-	7.8	7.6	-	7.8
Term structure of volatility	24%	-	33%	30%	-	36%
Dividend yield		1.30%			1.11%
Weighted average estimated fair value		$26.87			$32.08
Weighted average exercise price		$92.22			$94.84
Fair value as a percentage of exercise price		29.1%			33.8%

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

There were no stock options granted to the Company’s non-employee Directors during the three months ended November 30, 2012 and 2011, respectively.

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

There were no restricted stocks awards granted during the three months ended November 30, 2012 and 2011, respectively.

Employee Stock Purchase Plan Fair Value Determinations
During the three months ended November 30, 2012, employees purchased 18,102 shares at a weighted average price of $78.53 as compared to 23,166 shares at a weighted average price of $73.66 in the same period a year ago. At November 30, 2012, 176,949 shares were reserved for future issuance under the Purchase Plan. Stock-based compensation expense recorded during the first quarter of fiscal 2013 and 2012 relating to the employee stock purchase plan was $0.3 million and $0.4 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2012 and 2011 were $15.74 and $15.46 per share, respectively, with the following weighted average assumptions:

	Three Months Ended November 30,
	2012	2011
Risk-free interest rate	0.10%	0.02%
Expected life (in months)	3	3
Expected volatility	10%	18%
Dividend yield	1.32%	1.25%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended November 30,
	2012		2011	Change
U.S. operations	$61,067		$57,088	7.0%
Non-U.S. operations	10,446		9,942	5.1%
Income before income taxes	$71,513		$67,030	6.7%
U.S. operations	$19,340		$19,363	(0.1	) %
Non-U.S. operations	2,404		2,123	13.2%
Total provision for income taxes	$21,744		$21,486	1.2%
Effective tax rate	30.4	%*	32.1%

* In the first quarter of fiscal 2013 FactSet decided to repatriate cash from its wholly owned UK subsidiary. This distribution was completed in early January 2013 and resulted in a net tax benefit of approximately $1.3 million during the three months ended November 30, 2012 since the foreign tax credits associated with the distribution were greater than the tax due on the distribution of the foreign earnings. The first quarter fiscal 2013 effective tax rate before the discrete item of $1.3 million was 32.2% or 10 basis points higher than the 2012 effective tax rate. The expiration of the U.S. Federal R&D tax credit on December 31, 2011 negatively impacted the fiscal 2013 first quarter effective tax rate by 180 basis points compared to 130 basis points in the year ago first quarter.

The components of the provision for income taxes consist of the following (in thousands):

	Three Months Ended November 30,
	2012	2011
Current
U.S. federal	$16,358	$17,586
U.S. state and local	1,289	1,470
Non-U.S.	2,684	2,272
Total current taxes	$20,331	$21,328
Deferred
U.S. federal	$1,576	$280
U.S. state and local	117	27
Non-U.S.	(280)	(149)
Total deferred taxes	$1,413	$158
Total provision for income taxes	$21,744	$21,486

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	November 30, 2012	August 31, 2012
Deferred tax assets
Current
Receivable reserve	$639	$687
Deferred rent	3,076	3,175
Deferred fees	642	1,223
Net current deferred taxes	$4,357	$5,085
Non-current
Depreciation on property, equipment and leasehold improvements	$3,898	$2,498
Deferred rent	2,778	2,782
Stock-based compensation	21,241	23,395
Purchased intangible assets, including acquired technology	(7,139)	(6,801)
Other	1,286	1,239
Net non-current deferred taxes	$22,064	$23,113
Total deferred tax assets	$26,421	$28,198

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	November 30, 2012	August 31, 2012
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$2,953	$2,936
Stock-based compensation	(371)	(343)
Total deferred tax liabilities (non-current)	$2,582	$2,593

As disclosed above, FactSet decided to repatriate cash from its wholly owned UK subsidiary during the first quarter of fiscal 2013, which resulted in a recognized tax benefit of $1.3 million. With the exception of the Company’s UK and French subsidiaries, a provision has not been made for additional U.S. Federal taxes as of November 30, 2012 on undistributed earnings of foreign subsidiaries because FactSet intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at November 30, 2012 and August 31, 2012. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of November 30, 2012, the Company had gross unrecognized tax benefits totaling $5.7 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2013 (in thousands):

Unrecognized income tax benefits at August 31, 2012	$5,464
Additions based on tax positions related to the current year	112
Additions for tax positions of prior years	123
Unrecognized income tax benefits at November 30, 2012	$5,699

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2012, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2009 through 2012
State (various)	2008 through 2012
Europe
France	2010 through 2012
United Kingdom	2011 through 2012

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments
At November 30, 2012, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; and Milan, Italy. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2021. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. At November 30, 2012, FactSet leases approximately 805,000 of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the first quarter of fiscal 2013, FactSet relocated employees to newly built office space within Dubai and Hong Kong in order to support its growing local presence in each of those regions. The previously leased office spaces were exited by November 2012, concurrent with their expiration dates.

During the first three months of fiscal 2013, FactSet entered into the following new lease agreements:

•
Avon, France: A new lease was signed during October 2012 to renew FactSet’s existing office space in Avon, France. The renewal results in incremental future minimum rental payments of $0.8 million over the non-cancelable lease term of 9 years.

•
Milan, Italy: A new lease was entered into during November 2012 to renew FactSet’s existing office space in Milan, Italy. The renewal results in incremental future minimum rental payments of $0.4 million over the non-cancelable lease term of 2.3 years.

•
Austin, TX: A new lease agreement was entered into during the first quarter of 2013 to expand FactSet’s existing office space in Austin, TX by approximately 3,467 square feet. The new lease results in incremental future minimum rental payments of $0.3 million over the non-cancelable lease term of 1.5 years.

During the three months ended November 30, 2012 and 2011, rent expense (including operating costs) for all operating leases amounted to $9.3 million and $8.4 million, respectively. Approximately $4.3 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2012. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2012, FactSet was in compliance with all covenants contained in the standby letters of credit.

At November 30, 2012, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2013 (remaining nine months)	$21,035
2014	26,628
2015	22,057
2016	15,912
2017	14,616
Thereafter	36,049
Total	$136,297

Purchase Commitments with Suppliers
Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2012, the Company had total purchase commitments of $52.2 million. There were no material changes in FactSet’s purchase commitments during the first three months of fiscal 2013.

Contingencies

Legal Matters
FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at November 30, 2012, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Indemnifications
As permitted or required under Delaware law and to the maximum extent allowable under that law, FactSet has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at FactSet’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments FactSet could be required to make under these indemnification obligations is unlimited; however, FactSet has a director and officer insurance policy that should mitigate FactSet's exposure and enables FactSet to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is not material.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At November 30, 2012, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2012. At November 30, 2012 and August 31, 2012, the receivable reserve was $1.7 and $1.8 million, respectively.

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

17. SUBSEQUENT EVENT

On January 1, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 (the “ACT”), which President Obama signed into law on January 2, 2013.  The ACT averts the immediate tax concerns with the fiscal cliff and delays the mandatory U.S. government spending cuts known as sequestration. While the ACT did not change corporate tax rates, it did reenact the U.S. Federal R&D tax credit, which had previously expired on December 31, 2011. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of the 2013 calendar year. Prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate because it was not currently enacted tax law. The reenactment is expected to result in discrete income tax benefits between $4.5 million and $5.0 million during the second quarter of fiscal 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Results of Operations

•	Foreign Currency

•	Liquidity

•	Capital Resources

•	Off-Balance Sheet Arrangements

•	Share Repurchase Program

•	Contractual Obligations

•	Dividends

•	Significant Accounting Policies and Critical Accounting Estimates

•	New Accounting Pronouncements

•	Market Trends

•	Forward-Looking Factors

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

As of November 30, 2012, we employed 6,020 employees, an increase of 285 over the past three months and up 10% from a year ago, when excluding the acquired StreetAccount workforce. Of these employees, 1,871 were located in the U.S., 617 in Europe and 3,532 in Asia Pacific. Approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 18% conduct sales and consulting services and the remaining 4% provide administrative support.

Against the backdrop of a difficult selling environment, particularly for the investment banking firms, FactSet again delivered double-digit EPS growth during the first three months of fiscal 2013, making this quarter the tenth consecutive quarter of double-digit EPS growth. We continued our long track record of reinvesting back into the Company to position FactSet to be even stronger in the future as evidenced by our 10% headcount growth over the last 12 months. First quarter results continued to show healthy growth as we are one of only three U.S. companies that have reported 16 straight years of positive earnings growth. Specific to our user base in equity research and M&A, trading volumes and global M&A deal volumes are both down approximately 20% in the past 12 months. However, this has not translated into significant headcount reductions at our clients because operations at the investment banks have been already running relatively lean. Given the strengths of our services and our relative small market share, we believe FactSet has been growing faster than the larger players in our industry. More importantly, the investment management business environment is more constructive than the investment banking side and we believe that profitability of the large investment management firms is improving. All of our key metrics continued to improve as diluted EPS, ASV, revenues, users and net client count all rose in the past three months and we generated over $44.5 million in free cash flow.

Results of Operations
For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2012 and 2011, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.
	Three Months Ended November 30,
(in thousands, except per share data)	2012	2011	Change
Revenues	$211,085	$196,448	7.5%
Cost of services	73,586	66,833	10.1%
Selling, general and administrative	66,414	62,862	5.7%
Operating income	71,085	66,753	6.5%
Net income	$49,769	$45,544	9.3%
Diluted earnings per common share	$1.11	$0.99	12.1%
Diluted weighted average common shares	44,984	46,103

Revenues
Revenues for the three months ended November 30, 2012 were $211.1 million, up 7.5% compared to the prior year. During the first quarter of fiscal 2013, users increased by 105 to 49,605, we added 9 net new clients and annual subscriptions rose by $5 million. Our revenue growth drivers during fiscal 2013 were successes in selling our wealth management workflow solution, the continued use of our advanced applications such as Portfolio Analysis (“PA”), growth in our Market Metrics business, incremental revenue from the acquisition of StreetAccount in June 2012, growth in the number of clients and users of FactSet and an annual client retention rate that is greater than 95% of ASV and 92% in terms of clients.

Wealth Management Workflow Solution
We were pleased to close some successful sales at a few wealth management clients during the first quarter of fiscal 2013.  Over the past 18 months, we have been working on configuring a solution for the wealth management workflow. We believe we have a great offering for that segment of the market and some of our newest clients and users have recognized it. This business line has added clients and workstations during the past three months.

Clients continue to license our advanced applications
Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continued to be a source of revenue growth. PA 2.0, Portfolio Publisher, SPAR (Style Performance and Risk Analysis), Fixed Income in PA, benchmarks and indices, and our risk optimizer products have been among the many value-added applications that continue to be in demand by existing clients as well as an attractive selling point for new clients. In the past three months, our risk optimizer products were in demand as clients search for ways to understand and manage market uncertainty and volatility. Both PA users and clients have increased by double digits compared to a year ago as this suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. Our strength in portfolio analysis and our ability to effectively manage the complex requirements of our clients is a marked differentiator for FactSet.

Growth in the Market Metrics business
Our Market Metrics business continues to be a strong contributor on a relative basis to our growth. Our Market Metrics local market share suite of products, which was introduced last year, continues to perform well. This suite includes mutual fund, variable annuity and life insurance analytical products and applications for wholesalers that have enabled senior management to understand the value and penetration of their own products in local markets in greater detail than they have been able to examine before. In addition, Market Metrics has begun to expand into the European marketplace.

Acquisition of StreetAccount
On June 29, 2012, we acquired StreetAccount to complement our news offering with distilled and crucial market moving information for buy- and sell-side institutions. During the first quarter of fiscal 2013, StreetAccount added $2.7 million of revenue to our operations.

Growth in the number of clients and users of FactSet
For the twelfth consecutive quarter, we experienced net new client growth, which is a testament to our business model against a backdrop of economic volatility. The total number of FactSet clients as of November 30, 2012 was 2,401, a net increase of 9 clients during the past three months and brings the net new client growth total to 130 over the past 12 months (excluding the  StreetAccount acquisition). The addition of new clients is important to FactSet as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. At November 30, 2012, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 16% of total client subscriptions, consistent with August 31, 2012 and November 30, 2011.

At November 30, 2012, there were 49,605 professionals using FactSet, an increase of 2,705 users from a year ago. User expansion from investment management clients were partially offset by user reductions among our global banking and brokerage clients, but the overall user count still increased by 105 on a net basis during the first quarter of fiscal 2013. In the past 12 months, our investment management client base has added approximately 1,840 users while our investment banking clients have grown by 865 users. Investment banking clients continue to be cautious as they closely reviewed and scrutinized their user populations and right-sized their populations based on how they perceive market opportunities.

Annual client retention rates
Consistent with last year, our annual client retention rate was greater than 95% of ASV at November 30, 2012. As a percentage of actual clients, the annual retention rate was 92% at November 30, 2012, also consistent with last year. We believe these statistics, which have remained consistent since last year despite a volatile global economy, demonstrate that retention of existing business and ASV is stable and accelerating net ASV growth is more a function of the rate of new sales.

Revenues by Geographic Region
	Three Months Ended November 30,
(in thousands)	2012	2011	Change
U.S.	$143,941	$134,477	7.0%
% of revenues	68.2%	68.5%
Europe	$51,631	$48,105	7.3%
Asia Pacific	15,513	13,866	11.9%
International	$67,144	$61,971	8.3%
% of revenues	31.8%	31.5%
Consolidated	$211,085	$196,448	7.5%

Revenues from our U.S. segment increased 7.0% to $143.9 million during the three months ended November 30, 2012 compared to the same period a year ago. Our first quarter fiscal 2013 revenue growth rate in the U.S. of 7.0% reflects growth in our Market Metrics suite of products, $2.7 million of incremental revenues from the acquisition of StreetAccount in June 2012, an increase in the number of PA users, sales of our wealth management solution and the annual price increase for our U.S. investment management clients implemented in January 2012, which drove revenues up by approximately $2.6 million.

International revenues in the first quarter of fiscal 2013 were $67.1 million, an increase of 8.3% from $62.0 million in the prior year period. European revenues advanced 7.3% to $51.6 million due to offering a broader selection of global proprietary content, an annual price increase for the majority of our non-U.S. investment management clients in March 2012, increases in user and client counts and clients licensing our advanced applications. Foreign currency movements had no impact on European revenues during the first quarter of fiscal 2013. Asia Pacific revenues grew to $15.5 million, up 11.9% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased revenues by $0.1 million during the first quarter of fiscal 2013. Holding currencies constant, Asia Pacific revenue growth year over year was 12.7%, primarily due to growth in our global content offering, the expansion of our real-time news and quotes that services the needs of a global investor, our ability to sell additional services to existing clients and new client and user growth over the last 12 months. In March 2012, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $0.7 million during the first quarter of fiscal 2013. Revenues from our international operations accounted for 31.8% of our consolidated revenues during the first quarter of fiscal 2013, up from 31.5% in the year ago quarter.

Annual Subscription Value (“ASV”)
At November 30, 2012, ASV was $847 million, up 7.0% organically over the prior year. ASV at a given point in time represents the forward-looking expected revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. ASV from our U.S. operations was $578 million, up $34 million from a year ago, excluding acquired StreetAccount ASV of $11.4 million. ASV from international operations increased from $249 million at November 30, 2011 to $269 million at November 30, 2012, representing 32% of our Company-wide total. The percentage of our total ASV derived from buy-side clients increased from 80% a year ago to 81% at November 30, 2012. The $5 million organic increase in ASV during the first quarter of fiscal 2013 was driven by growth in our Market Metrics business, increased sales of our PA suite of products, broad-based growth within our U.S. geographic segment, deployment of our wealth management solution and additional users and clients partially offset by reductions in ASV within Europe and Asia brought about by economic volatility and uncertainty in those regions.

Operating Expenses
	Three Months Ended November 30,
(in thousands)	2012		2011	Change
Cost of services	$73,586		$66,833	10.1%
Selling, general and administrative (“SG&A”)	66,414		62,862	5.7%
Total operating expenses	$140,000		$129,695	7.9%

Operating income	$71,085		$66,753	6.5%
Operating Margin	33.7	%*	34.0%

* StreetAccount was acquired on June 29, 2012 and as such, its operations were included in operating expenses for the three months ended November 30, 2012. The decrease in the operating margin from 34.0% a year ago to 33.7% in the current year quarter was primarily due to StreetAccount, which negatively impacted our margin by 40 basis points (due to higher employee compensation costs and the amortization of acquired intangibles).

Cost of Services
For the three months ended November 30, 2012, cost of services increased 10.1% to $73.6 million as compared to $66.8 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 34.9% during the first quarter of fiscal 2013, an increase of 90 basis points over the prior year due to higher compensation expense associated with new hires in software engineering, consulting and content and additional StreetAccount expenses partially offset by lower computer-related expenses.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 125 basis points for the three months ended November 30, 2012 compared to the same period a year ago due to the continued expansion of our proprietary content collection operations, bringing in new classes of engineers and consultants and salary increases year over year. Excluding $2.0 million of compensation attributable to the StreetAccount workforce, the increase in employee compensation was 30 basis points. Over the last 12 months we have increased our headcount at our facilities in India and the Philippines by 361. At November 30, 2012, approximately 54% of our employees were involved with content collection. In addition to the hiring of employees at our primary content collection sites, we grew by approximately 175 net new engineering and product development employees and 105 net new consultants in the past year, as we continue to improve our applications and service our existing client base. These headcount increases exclude the 49 employees acquired from StreetAccount in June 2012. Approximately 75% of our new employees hired in the past three months joined our content collection operations and the rest joined our sales and consulting teams. This current year quarter, our global headcount surpassed the 6,000 mark for the first time, as we grew to 6,020 employees at November 30, 2012, a net increase of 285 employees. Year over year our headcount has increased 10%, excluding the acquired StreetAccount workforce. StreetAccount expenses increased cost of services by approximately 95 basis points due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees and the amortization of acquired intangible assets.

Lower computer-related expenses partially offset higher compensation and StreetAccount expenses during the first quarter of fiscal 2013 compared to the same period a year ago. Computer-related expenses, including depreciation and computer maintenance costs, decreased 20 basis points in the first quarter of fiscal 2012 as compared to a year ago due to the continued use of fully depreciated servers and the transition to more efficient and cost-effective servers in our data centers. The cost per server and related maintenance continues to decline as we have become more efficient in our data centers.

Selling, General and Administrative
For the three months ended November 30, 2012, SG&A expenses increased 5.7% to $66.4 million from $62.9 million in the same period a year ago. However, SG&A expenses, expressed as a percentage of revenues, decreased 50 basis points to 31.5% during the first quarter of fiscal 2013 due to lower employee compensation, including stock-based compensation,  partially offset by foreign currency hedging losses and higher occupancy expenses.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, decreased 180 basis points in the first quarter of fiscal 2013 compared to the same period in fiscal 2012 primarily due to decreased variable compensation and lower stock option expense. The deceleration of ASV growth in the past 12 months resulted in estimating that none of the performance-based stock options granted in November 2011 and 2010 would vest as compared to 20% vesting a year ago. This change in estimate resulted in no stock-based compensation expense recorded in the current year quarter compared to $0.3 million of expense a year ago. In addition, the majority of our hiring during the past 12 months has been within our software engineering, content collection and product development teams, which are included within cost of services. As such, SG&A employee compensation, expressed as a percentage of revenues, has declined compared to the growth in cost of services.

Partially offsetting the decrease in SG&A expenses were realized losses recorded in the first quarter of fiscal 2013 from our Indian Rupee hedges. During fiscal 2012, we entered into foreign currency forward contracts to partially hedge our Indian Rupee exposure through the end of the first quarter of fiscal 2015. Since the date on which we entered into the forward contracts, the U.S. dollar has strengthened against the Indian Rupee, and as a result, we recorded a loss on derivatives of $0.6 million in SG&A during the first quarter of fiscal 2013. This loss compares to a gain of $0.5 million recorded in SG&A a year ago as a result of previously entered into foreign currency forward contracts to hedge our Euro currency risk. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, increased 15 basis points due to the expansion of our office in Manila as well as our moves to new larger space in Hong Kong and Dubai.

Operating Income and Operating Margin
Operating income advanced 6.5% to $71.1 million for the three months ended November 30, 2012 compared to the prior year period. Our operating margin during the first quarter of fiscal 2013 was 33.7%, down 30 basis points from 34.0% a year ago due to higher compensation expense within cost of services, foreign currency hedging losses in the current year fiscal quarter and higher occupancy expenses partially offset by lower SG&A employee compensation and benefits from utilizing fully depreciated computer equipment.

Operating Income by Segment
	Three Months Ended November 30,
(in thousands)	2012	2011	Change
U.S.	$39,600	$36,436	8.7%
Europe	24,723	23,781	4.0%
Asia Pacific	6,762	6,536	3.5%
Consolidated	$71,085	$66,753

Our operating segments are aligned with how we, including our chief operating decision maker, manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three operating segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.

Operating income from our U.S. business increased 8.7% to $39.6 million during the three months ended November 30, 2012 compared to $36.4 million in the same period a year ago. The increase in operating income was primarily due to $9.5 million of incremental revenues and lower computer-related expenses partially offset by higher employee compensation within cost of services and an increase in costs from the acquisition of StreetAccount. The U.S. revenue growth was driven by our Market Metrics suite of products, $2.7 million of incremental revenues from the acquisition of StreetAccount in June 2012, an increase in the number of PA users, sales of our wealth management solution and the annual price increase for our U.S. investment management clients implemented in January 2012, which drove revenues up by approximately $2.6 million. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. Excluding the acquired StreetAccount workforce, U.S. employee headcount increased 6.1% over the prior year leading to higher employee compensation costs in fiscal 2013.

European operating income increased 4.0% to $24.7 million during the three months ended November 30, 2012 compared to the same period a year ago. The increase in European operating income is due to a $3.5 million increase in revenues, lower employee variable compensation expense and a decrease in amortization expense as previously acquired intangible assets become fully amortized partially offset by an increase in occupancy costs. European revenues advanced to $51.6 million due to offering a broader selection of global proprietary content, an annual price increase for the majority of our non-U.S. investment management clients in March 2012, increases in user and client counts and clients licensing our advanced applications.

Asia Pacific operating income increased 3.5% to $6.8 million during the three months ended November 30, 2012 compared to $6.5 million in the same period a year ago. The increase in Asia Pacific operating income was from $1.6 million of incremental revenues year over year partially offset by higher employee compensation and occupancy costs. Asia Pacific revenue growth year over year was primarily due to growth in our global content offering, the expansion of our real-time news and quotes that services the needs of a global investor, our ability to sell additional services to existing clients and new client and user growth over the last 12 months. Excluding employees hired in our content collection operations in India and the Philippines, our Asia Pacific employee headcount increased 28.3% over the year ago quarter, driving employee compensation higher and thus reducing operating income.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share
	Three Months Ended November 30,
(in thousands, except per share data)	2012	2011	Change
Other income	$428	$277	54.5%
Provision for income taxes	$21,744	$21,486	1.2%
Net income	$49,769	$45,544	9.3%
Diluted earnings per common share	$1.11	$0.99	12.1%
Effective tax rate	30.4%	32.1%

Other Income
Other income rose by $0.15 million during the first quarter of fiscal 2013 as compared to the year ago quarter due to incremental interest income from investments. In October 2011, we purchased approximately $15 million of short-term certificates of deposit with maturities of less than one year, which resulted in interest income of $0.3 million during the current quarter as compared to $0.1 million a year ago. Excluding our returns on the short-term certificates of deposit, our average annualized return on cash and cash equivalents decreased from 41 basis points during fiscal 2012 to 28 basis points in fiscal 2013. At no time during fiscal 2013 and 2012 did a component of our cash, cash equivalents and investments portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk

Income Taxes
For the three months ended November 30, 2012, the provision for income taxes increased 1.2% to $21.7 million as compared to the same period a year ago due to a 6.7% increase in income before income taxes year over year partially offset by income tax benefits of $1.3 million from the decision to repatriate cash from the UK to the U.S. In the first quarter of fiscal 2013 we decided to repatriate cash from our wholly owned UK subsidiary. This distribution was completed in early January 2013 and resulted in an income tax benefit of $1.3 million during the three months ended November 30, 2012 since the foreign tax credits associated with the distribution were greater than then tax due on the distribution of the foreign earnings. The first quarter fiscal 2013 effective tax rate before the discrete item of $1.3 million was 32.2% or 10 basis points higher than the 2012 first quarter effective tax rate. The expiration of the U.S. Federal R&D tax credit on December 31, 2011 negatively impacted the fiscal 2013 first quarter effective tax rate by 180 basis points compared to 130 basis points in the year ago first quarter.

Net Income and Earnings per Share
Net income rose 9.3% to $49.8 million and diluted earnings per share increased 12.1% to $1.11 for the three months ended November 30, 2012. Drivers of net income and diluted earnings per share growth were higher levels of revenue, decreased computer-related expenses, lower compensation within SG&A, income tax benefits of $1.3 million or $0.03 per diluted share from the repatriation of foreign income to the U.S. and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation within cost of services, incremental expenses from the StreetAccount acquisition and a higher effective tax rate before the discrete item due to the expiration of the U.S. Federal R&D tax credit on December 31, 2011.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $169 million, which translates into a net foreign currency exposure of $154 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 69% of our employees are located as of November 30, 2012. During the first quarter of fiscal 2013, foreign currency movements decreased operating income by $0.6 million. In the first quarter of fiscal 2012, operating income increased by $0.7 million from the impact of foreign currency fluctuations.

We did not enter into any new hedging contracts during the first three months of fiscal 2013. As of November 30, 2012 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the first quarter of fiscal 2014, 50% of our Indian Rupee exposure through the end of the first quarter of fiscal 2015 and 50% of our net Euro exposure through the end of the second quarter of fiscal 2013. At November 30, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.1.7 billion and ($0.5) million, respectively. At November 30, 2012, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €3.8 million and $0.2 million, respectively. A loss on derivatives during the first quarter of fiscal 2013 of $0.5 million was recorded into operating income in our Consolidated Statements of Income compared to a gain of $0.5 million a year ago.

Liquidity
The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended November 30,
	2012	2011
Net cash provided by operating activities	$50,636	$54,754
Capital expenditures (1)	(6,097)	(6,054)
Free cash flow (2)	$44,539	$48,700
Net cash used in investing activities	$(6,392)	$(21,054)
Net cash used in financing activities	$(24,738)	$(16,218)
Cash and cash equivalents at end of period	$210,712	$193,754

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)
We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with generally accepted accounting principles (“GAAP”). We use free cash flow, a non-GAAP measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure and the information we provide are useful to investors because it permits investors to view our performance using the same metric that we use to gauge progress in achieving our goals and is an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $210.7 million or 30% of our total assets at November 30, 2012, compared with $193.8 million or 29% of our total assets at November 30, 2011 and $189.0 million at August 31, 2012 or 27% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $21.7 million in the past three months due to cash provided by operations of $50.6 million, $13.1 million from the exercise of employee stock options, $4.0 million of tax benefits from share-based payment arrangements and $2.2 million from the effect of exchange rate changes on our foreign cash balances partially offset by cash outflows of $28.2 million related to stock repurchases, dividend payments of $13.6 million, capital expenditures of $6.1 million.

Free cash flow generated over the last twelve months was $205.3 million and exceeded net income by 6.3%. Included in the twelve month calculation of free cash flow was $227.9 million of net cash provided by operations less $22.6 million of capital expenditures. During the first quarter of fiscal 2013, free cash flow of $44.5 million was generated from higher levels of net income and incremental non-cash expenses partially offset by negative working capital changes. Working capital declined by $9.0 million due to a $14.1 million increase in our accounts receivable balance partially offset by timing of prepaid expenses and a reduction in tax payments due to stock option exercises. Our days sales outstanding (“DSO”) was 34 days at November 30, 2012 compared to 30 days a year ago. Despite the increase in DSO, we remain confident in the collectability of our receivables because the uptick in DSO relates all to billings in October and November 2012, including an increase to billing for annual or semi-annual client subscriptions. In addition, our organic ASV is up $54.7 million over the last 12 months while our accounts receivable balance has increased by only $14.1 million over that same period. We have seen our DSO remain consistently between 30 and 34 days over the past couple years as we continue to optimize our internal billing and collection systems.

Net cash used in investing activities was $6.4 million during the first quarter of fiscal 2013 due to capital expenditures of $6.1 million and the reinvestment of proceeds from time deposits that matured during the quarter. Net cash used in investing activities was $14.7 million lower in the current quarter compared to a year ago because during October 2011 we purchased $15.0 million of time deposit with maturity dates ranging from six to twelve months from purchase date.

Net cash used in financing activities was $24.7 million during the first quarter of fiscal 2013 due to $28.2 million in share repurchases and $13.6 million in dividend payments partially offset by proceeds from employee stock plans of $13.1 million and related tax benefits of $4.0 million. Net cash used in financing activities was $8.5 million higher in the current quarter compared to the prior year due to an increase in share repurchases of $13.5 million partially offset by higher proceeds from employee stock plans and incremental tax benefits from share-based payment arrangements. In the first quarter of fiscal 2013, we repurchased 270,000 shares for $25.4 million under the share repurchase program. In addition, we repurchased 29,604 shares for $2.8 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during the first quarter of fiscal 2013. In the year ago quarter, we repurchased 150,000 shares for $14.6 million under the program. Through quarterly cash dividends and share repurchases, we have returned $219 million to our stockholders over the past 12 months. Proceeds from employee stock exercises increased from $7.4 million in the first quarter of fiscal 2012 to $13.1 million in current year first quarter because the number of employee stock options exercised increased by 65,787.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As of November 30, 2012, our total cash and cash equivalents worldwide was $211 million with no outstanding borrowings. Approximately $52 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $147 million in Europe (predominantly within the UK and France) and the remaining $12 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures
Capital expenditures were $6.1 million for the quarter ended November 30, 2012 consistent with the year ago quarter. Approximately $3.4 million or 60% of capital expenditures was for computer equipment including adding additional equipment to our existing data centers, purchasing new laptop computers and peripherals for our growing employee base and improving interoffice telecommunication equipment. The remaining 40% of capital expenditures was for office expansions, primarily the build-out of our expansion in the Philippines and new space in Hong Kong and Dubai.

Capital Needs
We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $4.3 million of standby letters of credit have been issued in connection with our current leased office space as of November 30, 2012. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At November 30, 2012, we were in compliance with all covenants contained in the standby letters of credit. As of November 30, 2012 and 2011, we maintained a zero debt balance and were in compliance with all covenants.

Off-Balance Sheet Arrangements
At November 30, 2012 and August 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program
We repurchased 270,000 shares for $25.4 million under the existing share repurchase program during the first quarter of fiscal 2013. At November 30, 2012, $164.3 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2012, we had total purchase commitments of $52.2 million. There were no material changes in our purchase commitments during the first three months of fiscal 2013.

During the first quarter of fiscal 2013, we entered into new lease agreements for additional office space in France, Italy and Austin, Texas in the ordinary course of business to support our existing operations. At the time these new lease agreements were entered into, our future minimum rental payments increased by $1.5 million. However, our commitments under our operating leases decreased from $141.2 million at August 31, 2012 to $136.3 million at November 30, 2012 due to three months of rent incurred and the effects of foreign currency.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three months ended November 30, 2012.

Dividends
On November 15, 2012, our Board of Directors approved a regular quarterly dividend of $0.31 per share. The cash dividend of $13.7 million was paid on December 18, 2012, to common stockholders of record on November 30, 2012. With our dividends and our share repurchases, in the aggregate, we have returned $219 million to shareholders over the past 12 months. Future cash dividends will be paid using our existing and future cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates
We describe our significant accounting policies in Note 2, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2012.

Performance-based Option Grant Review- In connection with our acquisition of the Market Metrics business, we granted 746,415 performance-based employee stock options. These options vest only if accelerated revenue targets are achieved related to the Market Metrics business and option holders remain employed by FactSet. If it becomes probable that these options will vest based on achieving the revenue targets, stock-based compensation expense equal to $15.3 million would be recorded. The pre-tax stock-based compensation charge of $15.3 million is equal to the grant-date fair value of the stock options awarded at the time of the acquisition and would represent a one-time cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets. Vesting of the performance based options was deemed to be not probable at November 30, 2012.

U.S. Federal R&D Tax Credit - The U.S. Federal R&D tax credit was reenacted in January 2013 as it had previously expired on December 31, 2011. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of the 2013 calendar year. Prior to the reenactment of the tax credit, we had not been permitted to factor it into our effective tax rate because it was not currently enacted tax law. The expiration negatively impacted our fiscal 2013 first quarter effective tax rate by 180 basis points compared to 130 basis points in the year ago first quarter. The reenactment in January 2013 is expected to result in discrete income tax benefits between $4.5 million and $5.0 million during the second quarter of fiscal 2013.

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

Business Outlook
The following forward-looking statements reflect our expectations as of December 18, 2012. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2013 Expectations

-	Revenues are expected to range between $212 million and $215 million.

-	Operating margin is expected to range between 33.5% and 34.0%.

-	The effective tax rate is expected to range between 31.5% and 32.5%.

-	GAAP diluted EPS should range between $1.11 and $1.13, the midpoint of the range represents 10% growth over last year’s second quarter.

Risk Factors
There were no material changes during the first three months of fiscal 2013 to the risk factors identified in our fiscal 2012 Annual Report on Form 10-K.

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

Interest Rate Risk
The fair market value of our cash and investments at November 30, 2012 was $225.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events. Current market events have not required us to modify materially or change our financial risk management strategies with respect to our exposures to foreign currency exchange risk and interest rate risk.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $169 million, which translates into a net foreign currency exposure of $154 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency. Derivative financial instruments are held solely as risk management tools and not for trading or speculative purposes.

We did not enter into any new hedging contracts during the first three months of fiscal 2013. As of November 30, 2012 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the first quarter of fiscal 2014, 50% of our Indian Rupee exposure through the end of the first quarter of fiscal 2015 and 50% of our net Euro exposure through the end of the second quarter of fiscal 2013. At November 30, 2012 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.1.7 billion and ($0.5) million, respectively. At November 30, 2012, the notional principal and fair value of foreign exchange contracts to purchase Euros with U.S. dollars were €3.8 million and $0.2 million, respectively. A loss on derivatives for during the first quarter of fiscal 2013 of $0.5 million was recorded into operating income in our Consolidated Statements of Income compared to a gain of $0.5 million a year ago.

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

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2012. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $3.0 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2012, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2012, would result in a decrease in operating income by $14.9 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2012 would increase the fair value of total assets by $30.3 million and equity by $28.5 million.

Interest Rate Risk
The fair market value of our cash and investments at November 30, 2012 was $225.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2013 to the risk factors identified in the Company’s fiscal 2012 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2012:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
September 2012	-	-	-	$189,765
October 2012	250,000	$94.42	250,000	$166,159
November 2012	20,000	$91.09	20,000	$164,337
	270,000		270,000

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2013	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President and Principal Financial Officer

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President and Controller
(Principal Accounting Officer)

EXBHIT NUMBER	DESCRIPTION

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document