Form 10-Q
period 2013-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2013-04-09
CIK 1013237

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of April 1, 2013 was 43,982,268.

FactSet Research Systems Inc.
Form 10-Q
For the Quarter Ended February 28, 2013

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012
Revenues	$213,083	$199,371	$424,167	$395,819

Operating expenses
Cost of services	75,842	67,531	149,427	134,364
Selling, general and administrative	81,077	64,723	147,492	127,585
Total operating expenses	156,919	132,254	296,919	261,949

Operating income	56,164	67,117	127,248	133,870

Other income	357	496	785	773
Income before income taxes	56,521	67,613	128,033	134,643

Provision for income taxes	11,982	20,867	33,726	42,353
Net income	$44,539	$46,746	$94,307	$92,290

Basic earnings per common share	$1.02	$1.04	$2.14	$2.05
Diluted earnings per common share	$1.00	$1.02	$2.11	$2.01

Basic weighted average common shares	43,813	44,880	44,065	44,993
Diluted weighted average common shares	44,455	45,707	44,788	45,972

The accompanying notes are an integral part of these consolidated financial statements

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands)	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012

Net income	$44,539	$46,746	$94,307	$92,290

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	84	1,010	1,371	(1,106)
Foreign currency translation adjustments	(4,731)	2,835	(1,657)	(8,813)
Other comprehensive (loss) income	(4,647)	3,845	(286)	(9,919)
Comprehensive income	$39,892	$50,591	$94,021	$82,371

* The unrealized gain (loss) on cash flow hedges disclosed above was net of tax (expense) benefit of $(50) and $(824) for the three and six months ended February 28, 2013, respectively, and $(608) and $665 for the corresponding periods of fiscal 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	February 28, 2013	August 31, 2012

ASSETS
Cash and cash equivalents	$151,314	$189,044
Investments	14,827	13,919
Accounts receivable, net of reserves of $1,707 at February 28, 2013 and $1,830 at August 31, 2012	85,763	74,251
Prepaid taxes	14,962	2,485
Deferred taxes	3,655	5,085
Prepaid expenses and other current assets	14,040	14,341
Total current assets	284,561	299,125

Property, equipment and leasehold improvements, at cost	192,306	189,546
Less accumulated depreciation and amortization	(121,223)	(113,016)
Property, equipment and leasehold improvements, net	71,083	76,530

Goodwill	243,638	245,791
Intangible assets, net	39,145	43,371
Deferred taxes	26,845	23,113
Other assets	4,706	6,213
TOTAL ASSETS	$669,978	$694,143

LIABILITIES
Accounts payable and accrued expenses	$29,699	$27,680
Accrued compensation	19,205	41,274
Deferred fees	32,399	30,495
Dividends payable	13,510	13,727
Total current liabilities	94,813	113,176

Deferred taxes	2,501	2,593
Taxes payable	5,346	5,464
Deferred rent and other non-current liabilities	20,138	20,646
TOTAL LIABILITIES	$122,798	$141,879
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 46,430,988 and 45,599,754 shares issued; 43,579,377 and 44,279,214 shares outstanding at February 28, 2013 and August 31, 2012, respectively	464	456
Additional paid-in capital	204,721	137,569
Treasury stock, at cost: 2,851,611 and 1,320,540 shares at February 28, 2013 and August 31, 2012, respectively	(261,759)	(122,749)
Retained earnings	626,766	559,714
Accumulated other comprehensive loss	(23,012)	(22,726)
TOTAL STOCKHOLDERS’ EQUITY	547,180	552,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$669,978	$694,143

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
(In thousands)	Feb 28, 2013	Feb 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$94,307	$92,290
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,010	16,692
Stock-based compensation expense	26,373	11,925
Deferred income taxes	(2,394)	(91)
Gain on sale of assets	(2)	(1)
Tax benefits from share-based payment arrangements	(9,870)	(4,973)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable, net of reserves	(11,569)	3,545
Accounts payable and accrued expenses	5,038	155
Accrued compensation	(22,061)	(16,298)
Deferred fees	1,937	697
Taxes payable, net of prepaid taxes	(3,295)	(3,372)
Prepaid expenses and other assets	772	(456)
Deferred rent and other non-current liabilities	(282)	(922)
Other working capital accounts, net	74	(732)
Net cash provided by operating activities	97,038	98,459

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(705)	0
Purchases of investments	(8,098)	(15,000)
Proceeds from sales of investments	7,500	0
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(9,084)	(10,644)
Net cash used in investing activities	(10,387)	(25,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(27,280)	(24,182)
Repurchase of common stock	(139,010)	(59,795)
Proceeds from employee stock plans	31,306	13,843
Tax benefits from share-based payment arrangements	9,870	4,973
Net cash used in financing activities	(125,114)	(65,161)

Effect of exchange rate changes on cash and cash equivalents	733	(4,341)
Net (decrease) increase in cash and cash equivalents	(37,730)	3,313
Cash and cash equivalents at beginning of period	189,044	181,685
Cash and cash equivalents at end of period	$151,314	$184,998

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FactSet Research Systems Inc.
February 28, 2013
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

The accompanying financial data as of February 28, 2013 and for the three and six months ended February 28, 2013 and February 29, 2012  has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Guidance

Presentation of Comprehensive Income
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. The guidance eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, it required that the total of comprehensive income, the components of net income and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. FactSet adopted this accounting standard in the first quarter of fiscal 2013. Other than the change in presentation, the adoption did not have an impact on the Company’s consolidated financial statements.

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

No other new accounting pronouncements effective as of February 28, 2013 have had or are expected to have an impact on the Company’s consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

Balance Sheet Offsetting
In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the balance sheet or that are subject to enforceable master netting arrangements or similar agreements. In January 2013, the FASB issued a clarifying accounting standard update, which limited the scope of the previous guidance to only derivatives, repurchase type agreements and securities borrowing and lending transactions. These accounting standard updates are effective for FactSet beginning in the first quarter of fiscal 2014. Other than requiring additional disclosures, the adoption is not expected to have an impact on the Company’s consolidated financial statements as FactSet currently reports derivative assets and liabilities on a gross basis in the consolidated balance sheets.

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

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income
In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update is effective for FactSet beginning in the first quarter of fiscal 2014, at which time the Company will include the required disclosures.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of February 28, 2013 or August 31, 2012.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2013 and August 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2013	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$120,566	$0	$0	$120,566
Certificates of deposit (2)	0	14,827	0	14,827
Total assets measured at fair value	$120,566	$14,827	$0	$135,393

Liabilities
Derivative instruments (3)	$0	$287	$0	$287
Total liabilities measured at fair value	$0	$287	$0	$287

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$160,169	$0	$0	$160,169
Certificates of deposit (2)	0	13,919	0	13,919
Total assets measured at fair value	$160,169	$13,919	$0	$174,088

Liabilities
Derivative instruments (3)	$0	$2,374	$0	$2,374
Total liabilities measured at fair value	$0	$2,374	$0	$2,374

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at February 28, 2013 and August 31, 2012 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$120,566	$0	$0	$120,566
Investments (short-term)	0	14,827	0	14,827
Total assets measured at fair value	$120,566	$14,827	$0	$135,393

Accounts payable and accrued liabilities (derivative liabilities)	$0	$287	$0	$287
Total liabilities measured at fair value	$0	$287	$0	$287

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,169	$0	$0	$160,169
Investments (short-term)	0	13,919	0	13,919
Total assets measured at fair value	$160,169	$13,919	$0	$174,088

Accounts payable and accrued liabilities (derivative liabilities)	$0	$2,374	$0	$2,374
Total liabilities measured at fair value	$0	$2,374	$0	$2,374

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and six months ended February 28, 2013, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents – consist of demand deposits and corporate money market funds with original maturities of three months or less at the date of acquisition and are reported at fair value. There were no gross unrealized gains or losses within the Company’s cash and cash equivalents at February 28, 2013 and August 31, 2012, respectively.

Investments – consist of certificates of deposit with original maturity dates ranging from nine months to twelve months from purchase date. These certificates of deposit are held for investment and are not debt securities. For the three and six months ended February 28, 2013, interest income earned from the certificates of deposit was $0.3 million and $0.7 million, respectively.

The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2013 and 2012.

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

Cash Flow Hedges
FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the three months ended February 28, 2013 and February 29, 2012, respectively, and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

As of February 28, 2013 FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the end of the first quarter of fiscal 2015 and 40% of its net British Pound exposure through the end of the second quarter of fiscal 2014. As of February 28, 2013, there were no outstanding forward contracts to hedge the Company’s Euro exposure. At February 28, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.1.9 billion and ($0.1) million, respectively. At February 28, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was  £13.7 million and ($0.2) million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	February 28, 2013	Aug 31, 2012	February 28, 2013	Aug 31, 2012
Euro	$-	$10,160	$-	$60
Indian Rupee	32,742	36,286	(98)	(2,434)
British Pound	20,875	-	(189)	-
Total	$53,617	$46,446	$(287)	$(2,374)

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

Fair Value of Derivative Instruments
The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Feb 28, 2013	Aug 31, 2012
Derivatives designated as hedging instruments	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$287	$2,374

All derivatives were designated as hedging instruments as of February 28, 2013 and August 31, 2012, respectively.

Derivatives in Cash Flow Hedging Relationships for the three months ended February 28, 2013 and February 29, 2012 (in thousands):

	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
Foreign currency forward contracts	$178	$598	SG&A	$94	$(412)

Derivatives in Cash Flow Hedging Relationships for the six months ended February 28, 2013 and February 29, 2012 (in thousands):

	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
Foreign currency forward contracts	$974	$(998)	SG&A	$(397)	$108

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

Accumulated Unrealized Loss on Cash Flow Hedges
The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCL (in thousands and net of tax):

Beginning balance at August 31, 2012	$(1,551)
Changes in fair value	974
Realized loss reclassified to earnings	397
Ending balance at February 28, 2013	$(180)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and Mumbai. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, data collection costs, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $244 million of goodwill reported by the Company at February 28, 2013, 69% was recorded in the U.S. segment, 30% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended February 28, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$146,034	$51,650	$15,399	$213,083
Segment operating profit	24,525	24,219	7,420	56,164
Total assets	441,575	176,317	52,086	669,978
Capital expenditures	2,032	164	791	2,987

For the three months ended February 29, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$136,415	$48,824	$14,132	$199,371
Segment operating profit	37,565	22,536	7,016	67,117
Total assets	358,963	258,805	46,056	663,824
Capital expenditures	4,255	156	179	4,590

For the six months ended February 28, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$289,975	$103,280	$30,912	$424,167
Segment operating profit	64,125	48,942	14,181	127,248
Capital expenditures	5,309	717	3,058	9,084

For the six months ended February 29, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$270,892	$96,929	$27,998	$395,819
Segment operating profit	74,001	46,317	13,552	133,870
Capital expenditures	9,867	211	566	10,644

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

Goodwill totaling $22.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but tested for impairment at least annually. Goodwill generated from the StreetAcount acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of operations of StreetAccount have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on June 29, 2012 and did not have a material impact on the first and second quarter of fiscal 2013. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

9. GOODWILL

There was no goodwill acquired during the first six months of fiscal 2013. Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2013 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2012	$167,817	$73,806	$4,168	$245,791
Purchase price adjustments	5	0	0	5
Foreign currency translations	0	(1,528)	(630)	(2,158)
Balance at February 28, 2013	$167,822	$72,278	$3,538	$243,638

The increase in goodwill within the U.S segment during the first six months of fiscal 2013 was due to FactSet finalizing the working capital of StreetAccount, which was acquired on June 29, 2012.

Goodwill is not amortized as it has an estimated infinite life. At least annually, the Company evaluates goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2012 and 2011, which determined that there were no reporting units that were deemed at risk. The fair value of each of the Company’s reporting units significantly exceeded carrying value, thus there had been no impairment.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at February 28, 2013 was 11.6 years.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 28, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$48,668	$20,483	$28,185
Client relationships	22,814	15,134	7,680
Software technology	20,832	18,811	2,021
Non-compete agreements	2,154	1,051	1,103
Trade names	758	602	156
Total	$95,226	$56,081	$39,145

At August 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,120	$18,521	$30,599
Client relationships	22,841	14,089	8,752
Software technology	20,892	18,482	2,410
Non-compete agreements	2,154	810	1,344
Trade names	758	492	266
Total	$95,765	$52,394	$43,371

There were no intangible assets acquired during the first six months of fiscal 2013. The change in the gross carrying amount of intangible assets at February 28, 2013 as compared to August 31, 2012 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $1.9 million and $1.8 million for the three months ended February 28, 2013 and February 29, 2012, respectively. Amortization expense recorded for intangible assets was $3.8 million and $3.7 million for the six months ended February 28, 2013 and February 29, 2012, respectively. As of February 28, 2013, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2013 (remaining six months)	$3,285
2014	5,955
2015	5,027
2016	3,382
2017	3,247
Thereafter	18,249
Total	$39,145

11. COMMON STOCK AND EARNINGS PER SHARE

On February 21, 2013, FactSet’s Board of Directors approved a regular quarterly dividend of $0.31 per share, or $1.24 per share per annum. The cash dividend of $13.5 million was paid on March 19, 2013, to common stockholders of record on February 28, 2013.  Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended
	February 28, 2013	February 29, 2012

Balance at September 1	44,279	45,055
Common stock issued for employee stock plans	780	364
Repurchase of common stock	(1,480)	(658)
Balance at February 28, 2013 and February 29, 2012, respectively	43,579	44,761

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2013
Basic EPS
Income available to common stockholders	$44,539	43,813	$1.02
Diluted EPS
Dilutive effect of stock options and restricted stock		642
Income available to common stockholders plus assumed conversions	$44,539	44,455	$1.00
For the three months ended February 29, 2012
Basic EPS
Income available to common stockholders	$46,746	44,880	$1.04
Diluted EPS
Dilutive effect of stock options and restricted stock		827
Income available to common stockholders plus assumed conversions	$46,746	45,707	$1.02
For the six months ended February 28, 2013
Basic EPS
Income available to common stockholders	$94,307	44,065	$2.14
Diluted EPS
Dilutive effect of stock options and restricted stock		723
Income available to common stockholders plus assumed conversions	$94,307	44,788	$2.11
For the six months ended February 29, 2012
Basic EPS
Income available to common stockholders	$92,290	44,993	$2.05
Diluted EPS
Dilutive effect of stock options and restricted stock		979
Income available to common stockholders plus assumed conversions	$92,290	45,972	$2.01

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended February 28, 2013 and February 29, 2012 was 476,657 and 440,515, respectively, because their inclusion would have been anti-dilutive. The number of stock options excluded from the calculation of diluted earnings per share for the six months ended February 28, 2013 and February 29, 2012 was 465,332 and 300,651, respectively, because their inclusion would have been anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2013 and February 29, 2012 was 30,456 and 30,090, respectively.

For the three and six months ended February 28, 2013 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,920,874. Similarly, for the three and six months ended February 29, 2012, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,323,117. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at February 28, 2013 and February 29, 2012 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock
At February 28, 2013 and August 31, 2012, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock
At February 28, 2013 and August 31, 2012, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 46,430,988 and 45,599,754 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock
At February 28, 2013 and August 31, 2012, there were 2,851,611 and 1,320,540 shares of treasury stock (at cost) outstanding, respectively. As a result, 43,579,377 and 44,279,214 shares of FactSet common stock were outstanding at February 28, 2013 and August 31, 2012, respectively.

Share Repurchase Program
During the first six months of fiscal 2013, the Company repurchased 1,480,000 shares for $134.3 million under the existing share repurchase program leaving $55.5 million authorized for future share repurchases at February 28, 2013. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the first six months of fiscal 2012, the Company repurchased 657,800 shares for $59.6 million under the share repurchase program.

Restricted Stock
Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. FactSet did not grant any restricted stock awards during the first six months of fiscal 2013 and 2012. Approximately 148,969 of previously granted restricted stock awards vested during fiscal 2013 and are included in common stock outstanding as of February 28, 2013 (less 50,144 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends
The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are as follows (in thousands):

	Feb 28, 2013	Aug 31, 2012
Accumulated unrealized loss on cash flow hedges, net of tax	$(180)	$(1,551)
Accumulated foreign currency translation adjustments	(22,832)	(21,175)
Total accumulated other comprehensive loss	$(23,012)	$(22,726)

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

During the first six months of fiscal 2013, FactSet granted 1,656,185 stock option awards at a weighted average exercise price of $92.22 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2012	6,083	$64.76
Granted – non performance-based	635	92.22
Granted – performance-based	1,012	92.22
Exercised	(253)	46.79
Forfeited	(12)	85.28
Balance at November 30, 2012	7,465	$71.39
Granted – non performance-based	9	92.55
Granted – non-employee Directors grant	19	91.06
Exercised	(390)	42.44
Forfeited	(14)	88.63
Balance at February 28, 2013	7,089	$73.03

The total number of in-the-money options exercisable as of February 28, 2013 was 3.3 million with a weighted average exercise price of $56.28. As of August 31, 2012, 2.8 million in-the-money outstanding options were exercisable with a weighted average exercise price of $48.17. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2013 and August 31, 2012 was $134.8 million and $125.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $97.29 at February 28, 2013 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended February 28, 2013 and February 29, 2012 was $18.5 million and $7.2 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2013 and February 29, 2012 was $30.2 million and $18.5 million, respectively.

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

November 2011 Annual Employee Performance-based Option Grant Review
In November 2011, FactSet granted 665,551 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013. At February 28, 2013, the Company believed that it was not probable FactSet would achieve the required ASV and diluted earnings per share growth because the year over year ASV growth rate decreased to 6.3% at February 28, 2013. As such, the Company estimated that none (0%) of the performance-based stock options will vest. However, a change in the actual financial performance levels achieved over the next 6 months could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 28, 2013	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$0	$0
20%	$2,178	$1,462	$148
60%	$6,534	$4,386	$444
100%	$10,890	$7,310	$740

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2013.

November 2012 Annual Employee Performance-based Option Grant Review
In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. At February 28, 2013, the Company estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $4.3 million to be recognized over the remaining vesting period. However, a change in the actual financial performance levels achieved over the next 6 quarters could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 28, 2013	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(477)	$0
20%	$4,271	$0	$229
60%	$12,813	$954	$687
100%	$21,355	$1,908	$1,145

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2013.

July 2012 Performance-based Option Grant Review
In July 2012, FactSet granted 241,546 performance-based employee stock options. The number of performance-based options that vest is dependent upon future StreetAccount user growth through August 31, 2017. The five year performance measurement period is based on growing usage of FactSet and StreetAccount. At February 28, 2013, FactSet estimated that 20% or 48,309 of the performance-based stock options will vest based on forecasted StreetAccount user growth, which results in unamortized stock-based compensation expense of $1.3 million to be recognized over the remaining vesting period of approximately 2.5 years. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(337)	$-
20%	$-	$1,263
40%	$206	$2,657
60%	$462	$4,001
80%	$691	$5,372
100%	$982	$6,681

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2013.

Market Metrics Performance-based Option Grant
In connection with the acquisition of the Market Metrics business in June 2010, FactSet granted 746,415 performance-based stock options, which would vest only if accelerated stretch revenue targets were achieved related to the Market Metrics business and option holders remain employed by FactSet. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve the stretch revenue growth targets established on the date of grant, resulting in a pre-tax stock-based compensation charge of $15.7 million. The pre-tax stock-based compensation charge of $15.7 million was equal to the grant-date fair value of the stock options awarded at the time of the acquisition and represent a cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets.

Other Performance-based Option Grants
FactSet granted 204,508 performance-based employee stock options between June 2010 and July 2011 that vest based on achieving certain ASV targets. Of this total, 133,958 vested during the fourth quarter of fiscal 2012, 46,644 vested during the first quarter of fiscal 2013, 6,641 vested during the second quarter of fiscal 2013 and 9,301 were forfeited due to employee terminations. At February 28, 2013, the Company estimated that the remaining 7,964 performance-based stock options will vest based on forecasted ASV growth, resulting in unamortized stock-based compensation expense of $0.1 million to be recognized over the remaining vesting period.

Restricted Stock and Stock Unit Awards
The Company’s option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. There were no restricted stock awards granted during the first six months of fiscal 2013 and 2012.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2012	383	$71.34
Granted (restricted stock and stock units)	-	$-
Vested	(93)	$63.23
Canceled/forfeited	(1)	$77.38
Balance at November 30, 2012	289	$73.92
Granted (restricted stock and stock units)	-	$-
Vested*	(56)	$60.66
Canceled/forfeited	(1)	$77.61
Balance at February 28, 2013	232	$77.30

* Of the total 56,254 restricted stock awards that vested during the second quarter of fiscal 2013, 55,572 related to awards granted on February 9, 2010 at the grant date price of $63.09. These restricted stock awards cliff vest 100% after three years (on February 9, 2013). The awards were amortized to expense over the vesting period using the straight-line attribution method. The remaining 682 restricted stock awards that vested during the second quarter of fiscal 2013 were previously granted in July 2011. These restricted stock units were performance-based and cliff vest when certain ASV targets are met. Of the total units originally granted, 205 units vested during the first quarter of fiscal 2013 and 682 vested during the second quarter of fiscal 2013 because FactSet achieved two of the three ASV growth targets. As of February 28, 2013, unamortized stock-based compensation expense of less than $0.1 million is to be amortized to compensation expense over the remaining vesting period.

Share-based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2012	4,340	126
Granted – non performance-based options	(635)	-
Granted – performance-based options	(1,012)	-
Share-based awards canceled/forfeited*	13	-
Balance at November 30, 2012	2,706	126
Granted – non performance-based options	(9)	-
Granted – non-employee Directors grant	-	(19)
Share-based awards canceled/forfeited*	16	-
Balance at February 28, 2013	2,713	107

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

During the three months ended February 28, 2013, employees purchased 21,389 shares at a weighted average price of $78.56 as compared to 19,690 shares at a weighted average price of $74.29 in the same period a year ago. During the six months ended February 28, 2013, employees purchased 39,491 shares at a weighted average price of $78.55 as compared to 42,856 shares at a weighted average price of $73.95 in the same period a year ago. At February 28, 2013, 155,560 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan
The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $3.7 million and $3.1 million in matching contributions to employee 401(k) accounts during the six months ended February 28, 2013 and February 29, 2012, respectively.

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

The Company recognized total stock-based compensation expense of $21.2 million and $26.4 million during the three and six months ended February 28, 2013, respectively. Similarly, the Company recognized total stock-based compensation expense of $6.0 million and $11.9 million during the three and six months ended February 29, 2012. The fiscal 2013 totals include a pre-tax charge of $15.7 million related to performance-based options granted in connection with the acquisition of Market Metrics in June 2010. These options vested during the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve stretch revenue growth targets established on the date of grant. As of February 28, 2013, $49.1 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of February 28, 2013 or August 31, 2012, respectively.

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

-	Q2 2013 – 9,367 non performance-based employee stock options were granted at a weighted average exercise price of $92.55 and a weighted average estimated fair value of $26.69 per share

Fiscal 2012
-
Q1 2012 – 419,593 non performance-based employee stock options and 665,551 performance-based employee stock options were granted at a weighted average exercise price of $94.84 and a weighted average estimated fair value of $32.08 per share.

-	Q2 2012 – There were no employee stock options granted during the three months ended February 29, 2012.

The weighted average estimated fair value of employee stock options granted during the first three and six months of fiscal 2013 and 2012 was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended				Six Months Ended
	Feb 28, 2013			Feb 29, 2012	Feb 28, 2013			Feb 29, 2012
Term structure of risk-free interest rate	0.16%	-	1.91%	n/a	0.16%	-	1.91%	0.13%	-	2.41%
Expected life (in years)		7.6		n/a	7.6	–	7.8	7.6	–	7.8
Term structure of volatility	24%	-	33%	n/a	24%	-	33%	30%	-	36%
Dividend yield		1.30%		n/a		1.30%			1.11%
Weighted average estimated fair value		$26.69		n/a		$26.87			$32.08
Weighted average exercise price		$92.55		n/a		$92.22			$94.84
Fair value as a percentage of exercise price		28.8%		n/a		29.1%			33.8%

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

Fiscal 2013
On January 15, 2013, FactSet granted 18,781 stock options to the Company’s non-employee Directors at a weighted average estimated fair value of $24.23 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.89%
Expected life (in years)	5.4
Expected volatility	32%
Dividend yield	1.30%

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

Risk-free interest rate	0.94%
Expected life (in years)	5.4
Expected volatility	34%
Dividend yield	1.11%

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

There were no restricted stocks awards granted during the three and six months ended February 28, 2013 and February 29, 2012, respectively.

Employee Stock Purchase Plan Fair Value Determinations
During the three months ended February 28, 2013, employees purchased 21,389 shares at a weighted average price of $78.56 as compared to 19,690 shares at a weighted average price of $74.29 in the same period a year ago. During the six months ended February 28, 2013, employees purchased 39,491 shares at a weighted average price of $78.55 as compared to 42,856 shares at a weighted average price of $73.95 in the same period a year ago. At February 28, 2013, 155,560 shares were reserved for future issuance under the Purchase Plan. Stock-based compensation expense recorded for the three months ended February 28, 2013 and February 28, 2012, relating to the employee stock purchase plan was $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended February 28, 2013 and February 29, 2012 were $15.18 and $15.97 per share, respectively, with the following weighted average assumptions:

	Three Months Ended
	February 28, 2013	February 29, 2012
Risk-free interest rate	0.08%	0.05%
Expected life (in months)	3	3
Expected volatility	9.2%	12.4%
Dividend yield	1.34%	1.21%

The weighted average estimated fair value of employee stock purchase plan grants during the six months ended February 28, 2013 and February 29, 2012 were $15.44 and $15.69 per share, respectively, with the following weighted average assumptions:
	Six Months Ended
	February 28, 2013	February 29, 2012
Risk-free interest rate	0.09%	0.03%
Expected life (in months)	3	3
Expected volatility	9.7%	15.1%
Dividend yield	1.33%	1.21%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended					Six Months Ended
	Feb 28, 2013		Feb 29, 2012	Change		Feb 28, 2013		Feb 29, 2012	Change
U.S. operations	$41,912		$57,014	(26.5	) %	$102,979		$114,102	(9.7	) %
Non-U.S. operations	14,609		10,599	37.8%		25,054		20,541	22.0%
Income before income taxes	$56,521		$67,613	(16.4	) %	$128,033		$134,643	(4.9	) %
U.S. operations	$8,988		$18,707	(52.0	) %	$28,328		$38,070	(25.6	) %
Non-U.S. operations	2,994		2,160	38.6%		5,398		4,283	26.0%
Total provision for income taxes	$11,982		$20,867	(42.6	) %	$33,726		$42,353	(20.4	) %
Effective tax rate	21.2	%*	30.9%			26.3	%**	31.5%

* On January 1, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 (the “ACT”), which President Obama signed into law on January 2, 2013. While the ACT did not change corporate tax rates, it did reenact the U.S. Federal R&D tax credit, which had previously expired on December 31, 2011. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of the 2013 calendar year. As a result, discrete income tax benefits of $4.9 million were recognized by the Company during the second quarter of fiscal 2013 because prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate as it was not currently enacted tax law. The $4.9 million of income tax benefits reduced the Company’s effective tax rate from 29.9% to 21.2% during the second quarter of fiscal 2013.

** In the first quarter of fiscal 2013 FactSet decided to repatriate cash from its wholly owned UK subsidiary. This distribution was completed in fiscal 2013 and resulted in a net tax benefit of approximately $1.3 million during the first six months of fiscal 2013 since the foreign tax credits associated with the distribution were greater than the tax due on the distribution of the foreign earnings.

The components of the provision for income taxes consist of the following (in thousands):

	Six Months Ended
	Feb 28, 2013	Feb 29, 2012
Current
U.S. federal	$28,205	$35,702
U.S. state and local	2,408	2,114
Non-U.S.	5,612	4,497
Total current taxes	$36,225	$42,313
Deferred
U.S. federal	$(2,179)	$278
U.S. state and local	(106)	(24)
Non-U.S.	(214)	(214)
Total deferred taxes	$(2,499)	$40
Total provision for income taxes	$33,726	$42,353

Deferred Tax Assets and Liabilities
The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	February 28, 2013	August 31, 2012
Deferred tax assets
Current
Receivable reserve	$639	$687
Deferred rent	2,796	3,175
Deferred fees	220	1,223
Net current deferred taxes	$3,655	$5,085
Non-current
Depreciation on property, equipment and leasehold improvements	$4,461	$2,498
Deferred rent	2,778	2,782
Stock-based compensation	25,843	23,395
Purchased intangible assets, including acquired technology	(7,598)	(6,801)
Other	1,361	1,239
Net non-current deferred taxes	$26,845	$23,113
Total deferred tax assets	$30,500	$28,198

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):
	February 28, 2013	August 31, 2012
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$2,892	$2,936
Stock-based compensation	(391)	(343)
Total deferred tax liabilities (non-current)	$2,501	$2,593

As disclosed above, FactSet decided to repatriate cash from its wholly owned UK subsidiary during fiscal 2013, which resulted in a recognized tax benefit of $1.3 million. With the exception of the Company’s UK and French subsidiaries, a provision has not been made for additional U.S. Federal taxes as of February 28, 2013 on undistributed earnings of foreign subsidiaries because FactSet intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at February 28, 2013 and August 31, 2012. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of February 28, 2013, the Company had gross unrecognized tax benefits totaling $5.3 million, including $1.2 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2013 (in thousands):

Unrecognized income tax benefits at August 31, 2012	$5,464
Additions based on tax positions related to the current year	523
Additions for tax positions of prior years	643
Reductions from settlements with taxing authorities	(1,284)
Unrecognized income tax benefits at February 28, 2013	$5,346

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 28, 2013, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

Lease Commitments
At February 28, 2013, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; and Milan, Italy. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2021. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. At February 28, 2013, FactSet leases approximately 805,000 of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the three months ended February 28, 2013 and February 29, 2012, rent expense (including operating costs) for all operating leases amounted to $9.1 million and $8.7 million, respectively. Rent expense for all operating leases for the first six months of fiscal 2013 and 2012 amounted to $18.4 million and $17.1 million, respectively. Approximately $4.4 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 28, 2013. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2013, FactSet was in compliance with all covenants contained in the standby letters of credit.

At February 28, 2013, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2013 (remaining six months)	$13,856
2014	26,334
2015	21,869
2016	15,755
2017	14,455
Thereafter	35,452
Total	$127,721

Purchase Commitments with Suppliers
Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2012, the Company had total purchase commitments of $52.2 million. There were no material changes in FactSet’s purchase commitments during the first six months of fiscal 2013.

Contingencies

Legal Matters
FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at February 28, 2013, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At February 28, 2013, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2012. At February 28, 2013 and August 31, 2012, the receivable reserve was $1.7 and $1.8 million, respectively.

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

As of February 28, 2013, we employed 6,048 employees, an increase of 28 over the past three months and up 10% from a year ago. Of these employees, 1,903 were located in the U.S., 634 in Europe and 3,511 in Asia Pacific. Approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provide administrative support.

While we were pleased to achieve ASV growth of $17.3 million during the second quarter of fiscal 2013, we continue to operate in a challenging sell-side environment. ASV, or annual subscription value, is a key metric for us, which we define as a snapshot view of services currently being supplied to clients. Our second quarter results include expanding revenues by 7%, generating cash from operations of $46.4 million and growing headcount by 10% over last year. Annual client retention remained greater than 95% of ASV, and on a client basis, the annual retention rate improved to 93% of clients at February 28, 2013 as compared to 92% a year ago, reflecting a reduction in client turnover. The FactSet business model continues to show its resilience as we have demonstrated that even in a tough environment for 18% of our clients, we continue to grow market share each quarter.  We reported another quarter of double-digit diluted earnings per share growth and our three year average of return on equity has increased to 33%. We are also proud to disclose that FactSet was recently named one of FORTUNE’s 100 Best Companies to Work For, marking our fifth appearance on that list in the last six years. We’re pleased to receive this acknowledgement and we’ve been awarded similar accolades in the UK and France in the recent past. Our employees are FactSet’s most valuable asset and the recognition in these surveys is based on their feedback.

Results of Operations
For an understanding of the significant factors that influenced our performance during the three and six months ended February 28, 2013 and February 29, 2012, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended				Six Months Ended
(in thousands, except per share data)	Feb 28, 2013	Feb 29, 2012	Change		Feb 28, 2013	Feb 29, 2012	Change
Revenues	$213,083	$199,371	6.9%		$424,167	$395,819	7.2%
Cost of services	75,842	67,531	12.3%		149,427	134,364	11.2%
Selling, general and administrative	81,077	64,723	25.3%		147,492	127,585	15.6%
Operating income	56,164	67,117	(16.3	) %	127,248	133,870	(4.9	) %
Net income	$44,539	$46,746	(4.7	) %	$94,307	$92,290	2.2%
Diluted earnings per common share	$1.00	$1.02	(2.0	) %	$2.11	$2.01	5.0%
Diluted weighted average common shares	44,455	45,707			44,788	45,972

Revenues
Revenues for the three months ended February 28, 2013 were $213.1 million, up 6.9% compared to the prior year. For the first six months of fiscal 2013, revenues increased 7.2% to $424.2 million. During the second quarter of fiscal 2013, net new clients rose by 35 and annual subscriptions rose by $17.3 million excluding the $1.5 impact from foreign currency. Our revenue growth drivers during fiscal 2013 were the continued use of our advanced applications such as Portfolio Analysis (“PA”), growth in our wealth management workflow solution, expansion of the Market Metrics business, incremental revenue from the acquisition of StreetAccount in June 2012, growth in the number of clients of FactSet, the continued expansion of our proprietary content, an annual price increase which impacted the majority of our U.S. investment management clients and an increase in the client retention rate partially offset by net user count decreases and pressures faced by many of our investment banking clients.

Continued user of our advanced applications such as Portfolio Analysis
Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and has been a source of revenue growth this quarter. The PA suite includes ten separate products and covers a range of workflows around portfolios. Within the suite, Equity PA has been performing well and our Fixed Income in PA product grew at very attractive rates. An additional positive during the second quarter of fiscal 2013 was that we successfully phased out the Derivative Solutions product user interface as FactSet was able to integrate the legacy back-end technology with our fixed income in PA product. Lastly, in the past six months, our risk optimizer products were in demand as clients search for ways to understand and manage market uncertainty and volatility. Both PA users and clients have increased by double digits compared to a year ago as this suite is comprehensive and includes the applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis.

Growth in our Wealth Management Workflow Solution
Over the past three months, we have been successful in making inroads at wealth management clients and configuring a solution for their workflow. We are experiencing positive rates of client and user acquisition occurring both in Europe and the U.S. as we believe we have a great offering for that segment of the market and some of our newest clients and users have recognized it. We enhanced Company Analysis reports again during the second quarter with release of Company Guide. Company Guide is the next generation application for Company Analysis on FactSet. The application is quick, easy, and graphically rich with reports linked seamlessly between the FactSet desktop and iPad.

Expansion in the Market Metrics business
Our Market Metrics business continues to be a strong contributor on a relative basis to our growth. Our Market Metrics local market share suite of products, which was introduced last year, continues to perform well. This suite includes mutual fund, variable annuity and life insurance analytical products and applications for wholesalers that have enabled senior management to understand the value and penetration of their own products in local markets in greater detail than they have been able to examine before. In addition, in the past six months, Market Metrics has experienced growth in the European marketplace. While we are pleased about the growth in our Market Metrics business, its size relative to the rest of FactSet means that its out-performance has had a limited impact on our overall growth rate because at the time of acquisition its ASV was $16 million.

Incremental Revenue from the Acquisition of StreetAccount
On June 29, 2012, we acquired StreetAccount to complement our news offering with distilled and crucial market moving information for buy- and sell-side institutions. Our StreetAccount product receives high client praise as we continue to expand the unique ways the product can make our user base more efficient. For the three and six months ended February 28, 2013, StreetAccount has added $2.7 million and $5.4 million, respectively, of revenue to our operations. The revenue growth rate during fiscal 2013 was positively impacted by 140 basis points from the acquisition of StreetAccount. Excluding StreetAccount revenue, the revenue growth during the three and six months ended February 28, 2013 would have been 5.5% and 5.8%, respectively, over the prior year periods.

Growth in the number of clients of FactSet
For the thirteenth consecutive quarter, we experienced net new client growth. The total number of FactSet clients as of February 28, 2013 was 2,436, a net increase of 35 clients during the past three months and brings the net new client growth total to 112 over the past 12 months (excluding the  StreetAccount acquisition). The addition of new clients is important to FactSet as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. At February 28, 2013, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2012 and February 29, 2012.

Continued Expansion of our Proprietary Content
We have continued to be successful in licensing our proprietary FactSet data especially, FactSet Fundamentals and FactSet Estimates. The type of data is licensed in feed form and includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell side services.

Annual Price Increase
As FactSet has done for the past several years, we issued our annual price increase during the second quarter of fiscal 2013. This price increase impacted the majority of our U.S. investment management clients and resulted in ASV growth during the second quarter of fiscal 2013 of $9.1 million, as compared to the prior year price increase of $10.2 million.

Increase in the Client Retention Rate
At February 28, 2013, our annual client retention rate was greater than 95% of ASV, consistent with last year. However, as a percentage of actual clients, our annual retention rate improved to 93% at February 28, 2013 as compared to 92% a year ago and at August 31, 2012, driven by our continued increase in net new clients each quarter.

Partially offsetting the positive revenue drivers discussed above was global banking and brokerage clients reducing their net user count and vendor spend during the second quarter of fiscal 2013, which negatively impacted revenues.

Reduction in User Count: At February 28, 2013, there were 49,455 professionals using FactSet, a decrease of 150 users from a year ago. User additions from investment management clients were more than offset by reductions from our investment banking clients. We believe that although headcount at our investment banking clients is still under pressure, we continue to make gains on the investment management side, which constitutes the majority of our revenues. The average ASV per investment manager user is significantly higher than an investment banking user, creating a positive undertone to this shift. In the past 12 months, our investment management client base has added approximately 1,120 users while our investment banking clients have grown by 1,035 users. Investment banking clients remain cautious as they continue to closely review and scrutinize their user populations based on how they perceive future market opportunities.

Reduction in Vendor Spend: ASV from our investment banking clients decreased by $4.1 million in the second quarter of fiscal 2013 as volatility in the financial markets interrupted the short-term buying patterns of our investment banking client base. These clients reduced internal headcount, which lowered user counts during the past three months.

Despite optimism expressed by the global equity markets, we are still facing the effects of significant job cuts at many of the largest global investment banks. Those cuts have been driven by increasing regulation, lower trading volumes and the continuation of the economic crisis in some parts of the world. Although we’re impacted by user reductions, it is important to note that many of the areas hardest hit were not those typically serviced by FactSet. Our market within the investment banking side, which accounts for only about 18% of our revenues, is still in a very difficult and contracting environment. Though they are still tightening, equity research has been under tight expense management for many years and M&A deal flow has always had some cyclicality, but has essentially the same business model as before the global financial crisis. When large sell-side firms struggle, even in departments we do not cover, their pressure impacts near-term ASV for all vendors in our industry, including us.

Our investment management clients, however, continue to experience growth across all geographies and represented 82% of our total revenues during the second quarter of fiscal 2013, an uptick from 81% a year ago. Coming off of double-digit equity returns in almost all global markets in calendar year 2012, equity returns in 2013 have been positive.

Revenues by Geographic Region

	Three Months Ended			Six Months Ended
(in thousands)	Feb 28, 2013	Feb 29, 2012	Change	Feb 28, 2013	Feb 29, 2012	Change
U.S.	$146,034	$136,415	7.1%	$289,975	$270,892	7.0%
% of revenues	68.5%	68.4%		68.4%	68.4%
Europe	$51,650	$48,824	5.8%	$103,280	$96,929	6.6%
Asia Pacific	15,399	14,132	9.0%	30,912	27,998	10.4%
International	$67,049	$62,956	6.5%	$134,192	$124,927	7.4%
% of revenues	31.5%	31.6%		31.6%	31.6%
Consolidated	$213,083	$199,371	6.9%	$424,167	$395,819	7.2%

Three months ended February 28, 2013 (Quarter-to-date)
Revenues from our U.S. segment increased 7.1% to $146.0 million during the three months ended February 28, 2013 compared to the same period a year ago. Our second quarter fiscal 2013 revenue growth rate in the U.S. of 7.1% reflects he continued use of our advanced applications such as PA, growth in our Market Metrics suite of products, $2.7 million of incremental revenues from the acquisition of StreetAccount in June 2012, an increase in the number of PA users, sales of our wealth management solution, growth in the number of clients of FactSet, an annual price increase for our U.S. investment management clients implemented in January 2013, which drove revenues up by approximately $1.5 million and an increase in the client retention rate partially offset by a net user count decrease and pressures faced by many of our investment banking clients. During the past three months, penetration on the buy-side added 160 investment management users, but these additions were offset by a user decline of 310 among our investment banking clients as they continued to reduce their user populations based on how they perceive the market.

International revenues in the second quarter of fiscal 2013 were $67.0 million, an increase of 6.5% from $63.0 million in the prior year period. European revenues advanced 5.8% to $51.6 million due to an increase in client count, continued licensing our advanced applications, sales of global proprietary content and an annual price increase for the majority of our non-U.S. investment management clients implemented in March 2012. Foreign currency movements had no impact on European revenues during the second quarter of fiscal 2013. Asia Pacific revenues grew to $15.4 million, up 9.0% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased revenues by $0.5 million during the second quarter of fiscal 2013. Holding currencies constant, Asia Pacific revenue growth year over year was 12.2%, primarily due to growth in our global content offering, the expansion of our real-time news and quotes that services the needs of a global investor, our ability to sell additional services to existing clients and new client and user growth over the last 12 months. In March 2012, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $0.7 million during the second quarter of fiscal 2013. Revenues from our international operations accounted for 31.5% of our consolidated revenues during the second quarter of fiscal 2013, down from 31.6% in the year ago quarter.

Six months ended February 28, 2013 (Year-to-date)
Our U.S. segment revenue increased 7.0% to $290.0 million during the first half of fiscal 2013 as compared to $270.9 million in the same period a year ago. International revenues increased 7.4% to $134.2 million during the six months ended February 28, 2013 compared to $124.9 million in the prior year period. The impact from foreign currency decreased international revenues by $0.6 million year over year. European revenues advanced 6.6% due to user and client growth partially offset by declines from investment banking firms. Excluding the impact of foreign currency, Asia Pacific revenue growth was 12.5% year over year driven by growth in our global content offering and increases in both our user and client counts.

Annual Subscription Value (ASV)
At February 28, 2013, ASV was $863.2 million, up 6.3% organically over the prior year. ASV at a given point in time represents the forward-looking expected revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. ASV from our U.S. operations was $592.6 million, up $32.4 million from a year ago, excluding acquired StreetAccount ASV of $11.4 million. ASV from international operations increased $16.1 million to $270.6 million at February 28, 2013. As a result of the January 2013 annual price increase, which impacted the majority of our U.S. investment management clients and strong growth in our predominantly U.S.-based Market Metrics business, the percentage of our total ASV derived from international operations decreased from 31.7% a year ago to 31.4% at February 28, 2013.

ASV advanced $17.3 million, when excluding a $1.5 million impact from foreign currency, during the second quarter of fiscal 2013. The rise in ASV was driven by our $9.1 million annual price increase in January 2013, the growth of our Market Metrics business, increased deployment of our wealth management solution, continued growth of Portfolio Analysis and the net addition of 35 new clients, partially offset by net user count decreases and pressures faced by many of our investment banking clients. The percentage of our total ASV derived from buy-side clients increased from 81% a year ago to 82% at February 28, 2013 due to strong growth in our buy-side, including our annual price increase and the continued weakness of our sell-side.

Operating Expenses
	Three Months Ended				Six Months Ended
(in thousands)	Feb 28, 2013	Feb 29, 2012	Change		Feb 28, 2013	Feb 29, 2012	Change
Cost of services*	$75,842	$67,531	12.3%		$149,427	$134,364	11.2%
Selling, general and administrative (“SG&A”)**	81,077	64,723	25.3%		147,492	127,585	15.6%
Total operating expenses	$156,919	$132,254	18.6%		$296,919	$261,949	13.3%

Operating income	$56,164	$67,117	(16.3	) %	$127,248	$133,870	(4.9	) %
Operating Margin	26.4%	33.7%			30.0%	33.8%

* Cost of services for the three and six months ended February 28, 2013 include an incremental $0.2 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business in June 2010. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve stretch revenue growth targets established on the date of grant.

** SG&A expenses for the three and six months ended February 28, 2013 include an incremental $15.5 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business.

Non-GAAP Financial Measures –U.S. GAAP operating income and operating margin have been adjusted in the table below to exclude a pre-tax charge of $15.7 million related to the vesting of Market Metrics performance-based stock options. The incremental stock-based compensation reduced operating income by $15.7 million and operating margin by 730 basis points. We use these non-GAAP financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that the non-GAAP financial measures provided in the table below provide meaningful supplemental information regarding our financial results and that investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures may also facilitate comparisons to our historical performance.

	Three Months Ended				Six Months Ended
(in thousands)	Feb 28, 2013	Feb 29, 2012	Change		Feb 28, 2013	Feb 29, 2012	Change
Cost of services	$75,842	$67,531	12.3%		$149,427	$134,364	11.2%
Incremental stock-based compensation	174	-			174	-
Non-GAAP Cost of services	$75,668	$67,531	12.0%		$149,253	$134,364	11.1%

SG&A	$81,077	$64,723	25.3%		$147,492	$127,585	15.6%
Incremental stock-based compensation	15,522	-			15,522	-
Non-GAAP SG&A	$65,555	$64,723	1.3%		$131,970	$127,585	3.4%

GAAP Operating income	$56,164	$67,117	(16.3	) %	$127,248	$133,870	(4.9	) %
Incremental stock-based compensation	15,696	-			15,696	-
Non-GAAP Operating income	$71,860	$67,117	7.1%		$142,944	$133,870	6.8%
Non-GAAP Operating margin	33.7%	33.7%			33.7%	33.8%

Cost of Services

Three months ended February 28, 2013 (Quarter-to-date)

For the three months ended February 28, 2013, cost of services increased 12.3% to $75.8 million as compared to $67.5 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 35.6% during the second quarter of fiscal 2013, an increase of 170 basis points over the same prior year period due to higher compensation expense associated with new hires in software engineering, consulting and content collection and additional Streetaccount expenses partially offset by lower computer-related expenses.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 200 basis points for the three months ended February 28, 2013 compared to the same period a year ago due to bringing in new classes of engineers and consultants, the continued expansion of our proprietary content collection operations and salary increases year over year. Excluding $2.1 million of compensation attributable to the StreetAccount workforce, the increase in employee compensation was 105 basis points. Over the last 12 months, we have added approximately 155 net new engineering and product development employees and 115 net new consultants, as we continue to improve our applications and service our existing client base. In addition, we hired approximately 360 net new employees at our facilities in India and the Philippines as we continue to collect more content. At February 28, 2013, approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering and another 19% conduct sales and consulting services. The disclosed headcount increases exclude the 49 employees acquired from StreetAccount in June 2012. All of our new employees hired in the past three months joined our engineering and consulting teams and total headcount was 6,048 at February 28, 2013, a net increase of 28 since November 30, 2012. Year over year our headcount has increased 9%, excluding the acquired StreetAccount workforce. StreetAccount expenses increased cost of services by approximately 110 basis points due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees and the amortization of acquired intangible assets.

Lower computer-related expenses partially offset higher compensation and StreetAccount expenses during the second quarter of fiscal 2013 compared to the same period a year ago. Computer-related expenses, including depreciation and computer maintenance costs, decreased 20 basis points in the second quarter of fiscal 2013 as compared to a year ago due to the continued use of fully depreciated servers and the transition to more efficient and cost-effective servers in our data centers. The cost per server and related maintenance continues to decline as we have become more efficient in our data centers.

Six months ended February 28, 2013 (Year-to-date)
Cost of services increased 11.2% to $149.4 million for the six months ended February 28, 2013 compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 35.2% during fiscal 2013, an increase of 130 basis points from fiscal 2012. The increase was driven by higher employee compensation partially offset by lower levels computer-related expenses and amortization of intangible assets.

During fiscal 2013, employee compensation increased 165 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount, incurred higher stock-based compensation and recorded six months of StreetAccount expenses. Since March 1, 2012, we have hired approximately 250 employees for our content collection operations and 270 net new software engineers and consultants as we continue to improve our applications and service our existing client base. StreetAccount expenses during the first half of fiscal 2013 increased cost of services by $4.8 million due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees and the amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during fiscal 2013 were declines in computer depreciation and amortization of intangible assets. Computer-related expenses, expressed as a percentage of revenues, decreased 20 basis points in fiscal 2013 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers over the past 12 months. Amortization of intangible assets declined 5 basis points as previously acquired assets became fully amortized during the past 12 months.

Selling, General and Administrative

Three months ended February 28, 2013 (Quarter-to-date)
For the three months ended February 28, 2013, SG&A expenses increased 25.3% to $81.1 million from $64.7 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, increased 550 basis points to 38.0% during the second quarter of fiscal 2013 due to an incremental $15.5 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business partially offset by lower employee compensation, a reduction in travel and entertainment (“T&E”) expenses and the monetization of state tax credits. Excluding the incremental $15.5 million of stock-based compensation expense from the vesting of Market Metrics performance-based stock options, non-GAAP SG&A expenses, expressed as a percentage of revenues, decreased 170 basis points to 30.8%.

Employee compensation, expressed as a percentage of revenues, increased 610 basis points in the second quarter of fiscal 2013 compared to the same period in fiscal 2012 due to the incremental $15.5 million of stock-based compensation expense from the vesting of performance-based stock options, which lowered GAAP operating margin by 730 basis points. In connection with our acquisition of the Market Metrics business in June 2010, we granted 746,415 performance-based stock options, which would vest only if accelerated stretch revenue targets were achieved related to the Market Metrics business and option holders remain employed by FactSet. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve the stretch revenue growth targets established on the date of grant, resulting in a pre-tax stock-based compensation charge of $15.7 million, of which $15.5 million was recorded within SG&A. The stock-based compensation charge was equal to the grant date fair value of the stock options awarded at the time of the acquisition and represented a cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets. Excluding the incremental $15.5 million of performance-based stock option expense, employee compensation decreased 170 basis points during the second quarter of fiscal 2013 compared to the same period a year ago primarily due to decreased variable compensation and lower stock option expense. The deceleration of ASV growth in the past 12 months resulted in estimating that none of the performance-based stock options granted in November 2011 and 2010 would vest as compared to 20% vesting a year ago. This change in estimate resulted in no stock-based compensation expense recorded in the current year quarter compared to $0.5 million of expense a year ago. In addition, the majority of our hiring during the past 12 months has been within our software engineering, content collection and product development teams, which are included within cost of services. As such, SG&A employee compensation, expressed as a percentage of revenues, has declined compared to the growth in cost of services.

Partially offsetting the increase in SG&A expenses was a reduction in T&E and the monetization of state tax credits. T&E expense, expressed as a percentage of revenues, decreased 20 basis points in the second quarter of fiscal 2013 compared to the same period in fiscal 2012 due to lower interoffice travel. In addition, we sold state tax credits, which reduced SG&A expenses by 55 basis points during the second quarter of fiscal 2013.

Six months ended February 28, 2013 (Year-to-date)
SG&A expenses advanced 15.6% to $147.5 million during the six months ended February 28, 2013 compared to the same period a year ago. Expressed as a percentage of revenues, SG&A expenses increased 260 basis points to 34.8% during fiscal 2013 due to the incremental $15.5 million from the vesting of the Market Metrics performance-based stock options partially offset by declines in employee compensation and T&E. Excluding the incremental $15.5 million of stock-based compensation expense from the vesting of Market Metrics performance-based stock options, non-GAAP SG&A expenses, expressed as a percentage of revenues, decreased 110 basis points to 31.1%.

Employee compensation, expressed as a percentage of revenues, increased 220 basis points in the first half of fiscal 2013 compared to the same period in fiscal 2012 due to the incremental $15.5 million of stock-based compensation expense from the vesting of performance-based stock options, which lowered GAAP operating margin by 370 basis points. Excluding the incremental $15.5 million of performance-based stock option expense, employee compensation decreased 150 basis during fiscal 2013 compared to the same period a year ago primarily due to decreased variable compensation and lower stock option expense. T&E expense, expressed as a percentage of revenues, decreased 5 basis points in fiscal 2013 compared to the same period in fiscal 2012 due to lower interoffice travel.

Operating Income and Operating Margin

Three months ended February 28, 2013 (Quarter-to-date)
Operating income decreased 16.3% to $56.1 million for the three months ended February 28, 2013 compared to the prior year period. Our operating margin during the second quarter of fiscal 2013 was 26.4%, down from 33.7% a year ago. Included in the second quarter of fiscal 2013 was an incremental $15.7 million of stock-based compensation from the vesting of Market Metrics performance-based stock options. This pre-tax charge reduced our operating income by $15.7 million and operating margin by 730 basis points from 33.7% to 26.4%. StreetAccount, which was acquired on June 29, 2012, negatively impacted our operating margin by 20 basis points due to higher employee compensation costs and the amortization of acquired intangibles during the second quarter of fiscal 2013.

Six months ended February 28, 2013 (Year-to-date)
Operating income decreased 4.9% to $127.2 million during the first half of fiscal 2013 compared to the prior year period. Our operating margin during fiscal 2013 was down 380 basis points to 30.0% due to higher performance-based stock option expense and additional hiring within our sales, engineering and content collection teams partially offset by lower computer-related expenses. The Market Metrics performance-based stock option charge of $15.7 million recorded in the second quarter of fiscal 2013 reduced our year-to-date operating margin by 370 basis points from 33.7% to 30.0%. The continued investment in our personnel resulted in employee count growth of 10% to 6,048 as of February 28, 2013. In addition, StreetAccount negatively impacted our year-to-date operating margin by 30 basis points due to higher employee compensation costs and the amortization of acquired intangibles.

Operating Income by Segment
	Three Months Ended				Six Months ended
(in thousands)	Feb 28, 2013	Feb 29, 2012	Change		Feb 28, 2013	Feb 29, 2012	Change
U.S.	$24,525	$37,565	(34.7	) %	$64,125	$74,001	(13.3	) %
Europe	24,219	22,536	7.5%		48,942	46,317	5.7%
Asia Pacific	7,420	7,016	5.8%		14,181	13,552	4.6%
Consolidated	$56,164	$67,117			$127,248	$133,870

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

Operating income from our U.S. business decreased 34.7% to $24.5 million during the three months ended February 28, 2013 compared to $37.6 million in the same period a year ago. For the first half of fiscal 2013, U.S. operating income was down 13.3% to $64.1 million compared to the year ago period. The decline in operating income in both the three and six months ended February 28, 2013 was primarily due to the pre-tax charge of $15.7 million related to the vesting of Market Metrics performance-based stock options, higher employee compensation within cost of services and an increase in costs from the acquisition of StreetAccount partially offset by $9.6 million of incremental revenues and lower computer-related expenses. The pre-tax stock-based compensation charge of $15.7 million was recorded solely within the U.S. segment as it related to the U.S.-based Market Metrics business. The U.S. revenue growth was driven by the continued use of our advanced applications such as PA, growth in our Market Metrics suite of products, $2.7 million of incremental revenues from StreetAccount, an increase in the number of PA users, sales of our wealth management solution, growth in the number of clients of FactSet, the January 2013 annual price increase for our U.S. investment management clients, which drove revenues up by approximately $1.5 million, and an increase in the client retention rate. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. Excluding the acquired StreetAccount workforce, U.S. employee headcount increased 9% over the prior year leading to higher employee compensation costs in fiscal 2013.

European operating income increased 7.5% to $24.2 million during the three months ended February 28, 2013 compared to the same period a year ago. For the six months ended February 28, 2013, European operating income advanced 5.7% to $48.9 million. The increase in European operating income in both periods is primarily due to revenue growth, lower employee variable compensation expense and a decrease in amortization expense as previously acquired intangible assets become fully amortized. European revenues grew 5.8% and 6.6% during the three and six months ended February 28, 2013, respectively, due to an increase in client count, continued licensing of our advanced applications, sales of global proprietary content and an annual price increase for the majority of our non-U.S. investment management clients implemented in March 2012.

Asia Pacific operating income increased 5.8% to $7.4 million during the three months ended February 28, 2013 compared to $7.0 million in the same period a year ago. For the six months ended February 28, 2013, Asia Pacific operating income advanced 4.6% to $14.2 million. The increase in Asia Pacific operating income in both periods is from incremental revenues year over year partially offset by higher employee compensation and occupancy costs. Asia Pacific revenues growth of 9.0% and 10.4% during the three and six months ended February 28, 2013, respectively, was primarily due the expansion of our real-time news and quotes that services the needs of a global investor, our ability to sell additional services to existing clients and new client and user growth over the last 12 months. Excluding employees hired in our content collection operations in India and the Philippines, our Asia Pacific employee headcount increased 16.9% over the year ago quarter, driving employee compensation higher and thus reducing operating income.

Other Income
Other income decreased by $0.1 million to $0.4 million during the second quarter of fiscal 2013 as compared to the year ago quarter due to a reduction in our average cash equivalents balance outstanding year over year. In the year ago second quarter, the average amount of funds held within our corporate money market accounts was $159.5 million, compared to only $120.6 million in the current year second quarter. Applying our average annualized return on cash and cash equivalents of approximately 26 basis points in fiscal 2013, the $38.9 million decline in the cash equivalents balance reduced other income by $0.1 million. Other income during the first six months of fiscal 2013 totaled $0.8 million and was flat compared to the same period a year ago. At no time during fiscal 2013 and 2012 did a component of our cash, cash equivalents and investments portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended				Six months ended
(in thousands, except per share data)	Feb 28, 2013	Feb 29, 2012	Change		Feb 28, 2013	Feb 29, 2012	Change
Other income	$357	$496	(28.0	) %	$785	$773	1.6%
Provision for income taxes*	$11,982	$20,867	(42.6	) %	$33,726	$42,353	(20.4	) %
Net income**	$44,539	$46,746	(4.7	) %	$94,307	$92,290	2.2%
Diluted earnings per share**	$1.00	$1.02	(2.0	) %	$2.11	$2.01	5.0%
Effective tax rate	21.2%	30.9%			26.3%	31.5%

* In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which reenacted the previously expired U.S. Federal R&D tax credit. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of the 2013 calendar year. As a result, we recognized discrete income tax benefits of $4.9 million during the second quarter of fiscal 2013 because prior to the reenactment of the tax credit, we had not been permitted to factor it into our effective tax rate as it was not currently enacted tax law. The $4.9 million of income tax benefits reduced our effective tax rate from 29.9% to 21.2% during the second quarter of fiscal 2013.

** Net income includes the after-tax charge of $11.0 million related to the vesting of Market Metrics performance-based stock options and $4.9 million related to cumulative income tax benefits from the reenactment of the U.S. Federal R&D credit. Diluted earnings per share include a $0.25 decrease for the vesting of Market Metrics performance-based stock options and an $0.11 increase from the reenactment of the U.S. Federal R&D credit. The net effect of these two adjustments in the second quarter of fiscal 2013 was a $0.14 reduction in diluted earnings per share of $1.00.

Non-GAAP Financial Measures – U.S. GAAP net income and diluted earnings per share have been adjusted in the table below to exclude an after-tax charge of $11.0 million related to the vesting of Market Metrics performance-based stock options and $4.9 million of cumulative income tax benefits related to the reenactment of the U.S. Federal R&D credit in January 2013. Together, the stock-based compensation charge and income tax benefits decreased net income by $6.1 million and diluted earnings per share by $0.14 per share. We use these non-GAAP financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that the non-GAAP financial measures provided in the table below provide meaningful supplemental information regarding our financial results and that investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. These non-GAAP financial measures may also facilitate comparisons to our historical performance

	Three months ended				Six months ended
(in thousands, except per share data)	Feb 28, 2013	Feb 29, 2012	Change		Feb 28, 2013	Feb 29, 2012	Change
Net income	$44,539	$46,746	(4.7	) %	$94,307	$92,290	2.2%
Incremental stock-based compensation	11,004	-			11,004	-
Income tax benefits from R&D credit	(4,912)	-			(4,912)	-
Non-GAAP Net income	$50,631	$46,746	8.3%		$100,399	$92,290	8.8%

Diluted earnings per common share	$1.00	$1.02	(2.0	) %	$2.11	$2.01	5.0%
Incremental stock-based compensation	0.25	-			0.25	-
Income tax benefits from R&D credit	(0.11)	-			(0.11)	-
Non-GAAP Diluted EPS(a)	$1.14	$1.02	11.8%		$2.26	$2.01	12.4%

(a)	The sum of the non-GAAP diluted earnings per share may not equal the totals above due to rounding.

Income Taxes
For the three months ended February 28, 2013, the provision for income taxes decreased 42.6% to $12.0 million as compared to the same period a year ago due to $4.9 million of income tax benefits from the reenactment of the U.S. Federal R&D credit and a $4.7 million reduction in income taxes from the Market Metrics performance-based stock option charge. The reenactment of the U.S. Federal R&D tax credit reduced our effective tax rate to 21.2% during the second quarter of fiscal 2013. Excluding income tax benefits from the reenactment of the R&D credit, the projected annual effective tax rate for fiscal 2013 was 29.9% compared to 30.9% a year ago. The fiscal 2013 tax rate of 29.9% is lower than the prior year rate of 30.9% due to increased R&D tax benefits and higher non-U.S. taxable income. The R&D tax credit lowered our effective rate by approximately 200 basis points and will add an estimated $0.03 to diluted EPS each quarter in fiscal 2013.

For the first six months of fiscal 2013, the provision for income taxes was $33.7 million, down 20.4% from $42.4 million in fiscal 2012 due to $4.9 million of income tax benefits recorded in the second quarter of fiscal 2013 from the reenactment of the U.S. Federal R&D credit in January 2013, a 14.3% decrease in income before income taxes year over year and $1.3 million of income tax benefits recorded in the first quarter of fiscal 2013 from the decision to repatriate cash from the UK to the U.S. This distribution was completed in fiscal 2013 and resulted in an income tax benefit of $1.3 million since the foreign tax credits associated with the distribution were greater than then tax due on the distribution of the foreign earnings.

Net Income and Earnings per Share
Net income decreased 4.7% to $44.5 million and diluted earnings per share decreased 2.0% to $1.00 for the three months ended February 28, 2013. During the first six months of fiscal 2013, net income rose 2.2% to $94.3 million and diluted earnings per share increased 5.0% to $2.11 compared to the same period a year ago. As disclosed in the table above, U.S. GAAP net income and diluted earnings per share include an after-tax charge of $11.0 million related to the vesting of Market Metrics performance-based stock options and $4.9 million of cumulative income tax benefits related to the reenactment of the U.S. Federal R&D credit in January 2013. Together, the stock-based compensation charge and income tax benefits decreased net income by $6.1 million and diluted earnings per share by $0.14 per share during the second quarter of fiscal 2013. Non-GAAP net income advanced 8.3% to $50.6 million while non-GAAP diluted earnings per share rose 11.8% to $1.14. We are proud that this is our eleventh consecutive quarter of double-digit earnings per share growth. Even in the face of volatile markets, we have been able to sustain healthy growth due to our strong business model and our ability to grow market share.   Drivers of non-GAAP net income and diluted earnings per share growth were higher levels of revenue, decreased computer-related expenses, lower compensation within SG&A, a lower annual effective tax rate and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation within cost of services and incremental expenses from the StreetAccount acquisition.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $14 million while our non-U.S. dollar denominated expenses are $171 million, which translates into a net foreign currency exposure of $157 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 69% of our employees are located as of February 28, 2013. During the second quarter of fiscal 2013, foreign currency movements had no material impact on operating income. In the second quarter of fiscal 2012, operating income decreased by $0.4 million from the impact of foreign currency fluctuations. During the first half of fiscal 2013, foreign currency movements reduced operating income by $0.6 million compared to increasing operating income by $0.3 million in the first half of last year.

As of February 28, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the first quarter of fiscal 2015 and 40% of our net British Pound exposure through the end of the second quarter of fiscal 2014. At February 28, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.1.9 billion and ($0.1) million, respectively. At February 28, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £13.7 million and ($0.2) million, respectively. A gain on derivatives during the second quarter of fiscal 2013 of $0.1 million was recorded into operating income compared to a loss of $0.4 million a year ago. During the first half of fiscal 2013, a loss on derivatives of $0.4 million was recorded into operating income compared to a gain of $0.1 million in the same period a year ago.

Liquidity
The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended		Six Months Ended
	Feb 28, 2013	Feb 29, 2012	Feb 28, 2013	Feb 29, 2012
Net cash provided by operating activities	$46,402	$43,704	$97,038	$98,459
Capital expenditures (1)	(2,987)	(4,590)	(9,084)	(10,644)
Free cash flow (2)	$43,415	$39,114	$87,955	$87,815
Net cash used in investing activities	$(3,996)	$(4,590)	$(10,387)	$(25,644)
Net cash used in financing activities	$(100,376)	$(48,943)	$(125,114)	$(65,161)
Cash and cash equivalents at end of period	$151,314	$184,998

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Cash and cash equivalents aggregated to $151.3 million or 23% of our total assets at February 28, 2013, compared with $185.0 million or 28% of our total assets at February 29, 2012 and $189.0 million at August 31, 2012 or 27% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $37.7 million during fiscal 2013 due to $139.0 million in stock repurchases, dividend payments of $27.3 million and capital expenditures of $9.1 million partially offset by cash provided by operations of $97.0 million, $31.3 million from the exercise of employee stock options and $9.9 million of tax benefits from share-based payment arrangements.

Free cash flow for the second quarter of fiscal 2013 was up 11.0% from a year ago due to higher levels of non-cash stock-based compensation expense and a reduction in capital expenditures partially offset by lower net income and incremental tax payments. Free cash flow generated in the second quarter of fiscal 2013 of $43.4 million was from $44.5 million of net income and non-cash expenses of $20.3 million less $18.4 million of negative working capital changes and $3.0 million in capital expenditures. Negative working capital changes during the three months ended February 28, 2013 was due to estimated Federal tax payments made during the quarter totaling $27.3 million, of which $10.5 million represented our estimated tax payment for the just completed second quarter. Estimated tax payments remitted in the first half of fiscal 2012 was $28.7 million, which included a tax payment of $14.4 million for the year ago second quarter. Excluding the change in the taxes payable of $17.0 million, working capital decreased by only $1.4 million during the current quarter.

Free cash flow generated over the last twelve months was $209.6 million and exceeded net income by 9.8%. Included in the twelve month calculation of free cash flow was $230.6 million of net cash provided by operations less $21.0 million of capital expenditures. Free cash flow of $209.6 million generated in the last twelve months was from record levels of net income and incremental non-cash expenses partially offset by a decline in working capital. Year over year, working capital declined by $9.7 million due to a $14.3 million increase in our accounts receivable balance partially offset by timing of accounts payable and lower variable compensation. Consistent with prior years, we invoice a small percentage of our clients annually in advance during the second quarter of each fiscal year. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect that accounts receivable and deferred revenues will rise. The $6.9 million increase in accounts receivable in just the past three months was due to the issuance of $8.8 million in annual invoices partially offset by cash collections during the second quarter of fiscal 2013. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter as evidenced last year when in the third quarter of fiscal 2012 our accounts receivable balance decreased $4.9 million. Our days sales outstanding (“DSO”) was 36 days at February 28, 2013 compared to 32 days a year ago and 34 days at November 30, 2012. The increase in our DSOs was due to having a lower number of receivable collection days in February 2013 and relates primarily to the billing for annual or semi-annual client subscriptions. In addition, our organic ASV is up $50.3 million over the last 12 months while our accounts receivable balance has increased by only $14.3 million over that same period. We have seen our DSO remain consistently between 30 and 36 days over the past couple years as we continue to optimize our internal billing and collection systems.

Net cash used in investing activities was $4.0 million during the second quarter of fiscal 2013 due to capital expenditures of $3.0 million, $0.3 million in purchases of investments and the final working capital payment of $0.7 million related to the acquisition of StreetAccount in June 2012. Net cash used in investing activities was $0.6 million lower in the current quarter compared to a year ago because of a reduction in leasehold improvements, partially offset by the StreetAccount working capital payment and purchases of investments. In the first six months of fiscal 2013, net cash used in investing activities was $10.4 million, down from $25.6 million during fiscal 2012 because in the year ago period we purchased $15.0 million of certificates of deposit with maturity dates ranging from six to twelve months from purchase date.

Net cash used in financing activities was $100.4 million during the second quarter of fiscal 2013 as we repurchased 1.2 million shares for $108.8 million under the existing share program and $13.6 million in dividend payments partially offset by proceeds from employee stock plans of $18.2 million and related tax benefits of $5.8 million. Net cash used in financing activities was $51.4 million higher in the current quarter compared to the prior year quarter due to an increase in share repurchases of $65.7 million partially offset by higher proceeds from employee stock plans and incremental tax benefits from share-based payment arrangements. In addition to the purchase of 1.2 million shares under the existing share repurchase program, we repurchased 20,540 shares for $1.9 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during the second quarter of fiscal 2013. In the year ago quarter, we repurchased 507,800 shares for $45.1 million under the program. Proceeds from employee stock exercises and related income tax benefits increased by $15.8 million in the second quarter of fiscal 2013 compared to the year ago quarter because the number of employee stock options exercised increased by 254,808. In the first six months of fiscal 2013, net cash used in financing activities was $125.1 million, up from $65.2 million during fiscal 2012 primarily due to the significant increase in share repurchases year over year.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As of February 28, 2013, our total cash and cash equivalents worldwide was $151 million with no outstanding borrowings. Approximately $84 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $53 million in Europe (predominantly within the UK and France) and the remaining $14 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures
Capital expenditures were $3.0 million for the quarter ended February 28, 2013, down from $4.6 million in the same period a year ago. Approximately $2.3 million or 77% of capital expenditures was for computer equipment including purchasing new laptop computers and peripherals for our growing employee base, adding additional equipment to our existing data centers, upgrading our computer systems in our data collection centers in India and the Philippines and improving telecommunication equipment. The remaining 23% of capital expenditures was for office expansions, primarily the build-out of expansion in the Philippines and the completion of new space in Hong Kong.

During the first six months of fiscal 2013 capital expenditures were $9.1 million compared to $10.6 million in the comparable prior year period. Of the $9.1 million, approximately 65% or $5.9 million related to computer equipment as we purchased more machines for our Virginia and New Jersey data centers, acquired laptop computers for our growing employee base, updated internal telecom equipment and upgraded computer systems in our data collection centers during the first half of fiscal 2013. Capital spending levels were $1.5 million lower in the first six months of fiscal 2013 due to $1.0 million more of computer equipment purchases and $0.6 million more of build-out costs incurred during fiscal 2012. Capital expenditures were higher in fiscal 2012 compared to fiscal 2013 because a year ago we purchased several new Hewlett Packard mainframe machines, including blade servers, in addition to completing the fit-out of new space in Norwalk and New York.

Capital Needs
We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $4.4 million of standby letters of credit have been issued in connection with our current leased office space as of February 28, 2013. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At February 28, 2013, we were in compliance with all covenants contained in the standby letters of credit. As of February 28, 2013 and February 29, 2012, we maintained a zero debt balance and were in compliance with all covenants.

Off-Balance Sheet Arrangements
At February 28, 2013 and August 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program
During the first six months of fiscal 2013, we repurchased 1,480,000 shares for $134.3 million under the existing share repurchase program. At February 28, 2013, $55.5 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Contractual Obligations
Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2012, we had total purchase commitments of $52.2 million. There were no material changes in our purchase commitments during the first six months of fiscal 2013.

During fiscal 2013, we entered into new lease agreements for additional office space in France, Italy and Austin, Texas in the ordinary course of business to support our existing operations. At the time these new lease agreements were entered into, our future minimum rental payments increased by $1.5 million. However, our commitments under our operating leases decreased from $141.2 million at August 31, 2012 to $127.7 million at February 28, 2013 due to three months of rent payments and the effects of foreign currency.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three and six months ended February 28, 2013.

Dividends
On February 21, 2013, our Board of Directors approved a regular quarterly dividend of $0.31 per share. The cash dividend of $13.5 million was paid on March 19, 2013, to common stockholders of record on February 28, 2013. With our dividends and our share repurchases, in the aggregate, we have returned $286 million to shareholders over the past 12 months. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Business Outlook
The following forward-looking statements reflect our expectations as of February 28, 2013. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2013 Expectations

-	Revenues are expected to range between $213 million and $216 million.

-	Operating margin is expected to range between 33% and 34%.

-	The annual effective tax rate is expected to range between 29.5% and 30.5%.

-	GAAP diluted EPS should range between $1.14 and $1.16, the midpoint of the range represents 10% growth over last year’s third quarter.

Foreign Currency Exchange Risk
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

Interest Rate Risk
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

Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $14 million while our non-U.S. dollar denominated expenses are $171 million, which translates into a net foreign currency exposure of $157 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of February 28, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the first quarter of fiscal 2015 and 40% of our net British Pound exposure through the end of the second quarter of fiscal 2014. We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. At February 28, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.1.9 billion and ($0.1) million, respectively. At February 28, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £13.7 million and ($0.2) million, respectively. A gain on derivatives during the second quarter of fiscal 2013 of $0.1 million was recorded into operating income compared to a loss of $0.4 million a year ago. During the first half of fiscal 2013, a loss on derivatives of $0.4 million was recorded into operating income compared to a gain of $0.1 million in the same period a year ago. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

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

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2013. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $5.0 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of February 28, 2013, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2013, would result in a decrease in operating income by $14.9 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2013 would increase the fair value of total assets by $20.7 million and equity by $18.7 million.

Interest Rate Risk
The fair market value of our cash and investments at February 28, 2013 was $166.1 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2013 to the risk factors identified in the Company’s fiscal 2012 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
December 2012	400,000	$88.86	400,000	$128,794
January 2013	810,000	$90.49	810,000	$55,493
February 2013	-	-	-	$55,493
Total	1,210,000	$89.95	1,210,000

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2013	/s/ MAURIZIO NICOLELLI
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