Form 10-Q
period 2013-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2013-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of July 1, 2013 was 43,354,415.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2013

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2013	2012	2013	2012
Revenues	$214,613	$202,311	$638,779	$598,130

Operating expenses
Cost of services	76,721	68,878	226,148	203,243
Selling, general and administrative	66,255	64,939	213,746	192,524
Total operating expenses	142,976	133,817	439,894	395,767

Operating income	71,637	68,494	198,885	202,363

Other income	361	483	1,146	1,256
Income before income taxes	71,998	68,977	200,031	203,619

Provision for income taxes	18,631	20,997	52,357	63,349
Net income	$53,367	$47,980	$147,674	$140,270

Basic earnings per common share	$1.21	$1.07	$3.35	$3.12
Diluted earnings per common share	$1.20	$1.05	$3.30	$3.05

Basic weighted average common shares	43,954	44,791	44,028	44,926
Diluted weighted average common shares	44,485	45,736	44,784	45,971

The accompanying notes are an integral part of these consolidated financial statements

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2013	2012	2013	2012

Net income	$53,367	$47,980	$147,674	$140,270

Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on cash flow hedges*	(549)	(1,815)	822	(2,921)
Foreign currency translation adjustments	(2,478)	(12,742)	(4,135)	(21,555)
Other comprehensive loss	(3,027)	(14,557)	(3,313)	(24,476)
Comprehensive income	$50,340	$33,423	$144,361	$115,794

* The unrealized (loss) gain on cash flow hedges disclosed above was net of tax benefit (expense) of $328 and $(494) for the three and nine months ended May 31, 2013, respectively, and $1,085 and $1,752 for the corresponding periods of fiscal 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	May 31, 2013	August 31, 2012

ASSETS
Cash and cash equivalents	$242,839	$189,044
Investments	14,579	13,919
Accounts receivable, net of reserves of $1,645 at May 31, 2013 and $1,830 at August 31, 2012	69,143	74,251
Prepaid taxes	16,303	2,485
Deferred taxes	3,153	5,085
Prepaid expenses and other current assets	14,071	14,341
Total current assets	360,088	299,125

Property, equipment and leasehold improvements, at cost	188,571	189,546
Less accumulated depreciation and amortization	(120,864)	(113,016)
Property, equipment and leasehold improvements, net	67,707	76,530
Goodwill	243,080	245,791
Intangible assets, net	37,371	43,371
Deferred taxes	22,858	23,113
Other assets	4,226	6,213
TOTAL ASSETS	$735,330	$694,143

LIABILITIES
Accounts payable and accrued expenses	$26,892	$27,680
Accrued compensation	29,519	41,274
Deferred fees	33,322	30,495
Dividends payable	15,413	13,727
Total current liabilities	105,146	113,176
Deferred taxes	2,431	2,593
Taxes payable	4,985	5,464
Deferred rent and other non-current liabilities	19,479	20,646
TOTAL LIABILITIES	$132,041	$141,879
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 47,426,682 and 45,599,754 shares issued; 44,038,332 and 44,279,214 shares outstanding at May 31, 2013 and August 31, 2012, respectively	474	456
Additional paid-in capital	274,950	137,569
Treasury stock, at cost: 3,388,350 and 1,320,540 shares at May 31, 2013 and August 31, 2012, respectively	(310,815)	(122,749)
Retained earnings	664,719	559,714
Accumulated other comprehensive loss	(26,039)	(22,726)
TOTAL STOCKHOLDERS’ EQUITY	$603,289	$552,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$735,330	$694,143

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$147,674	$140,270
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,941	25,046
Stock-based compensation expense	31,813	17,074
Deferred income taxes	2,025	(3,149)
Gain on sale of assets	(7)	(1)
Tax benefits from share-based payment arrangements	(14,858)	(10,441)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable, net of reserves	5,006	8,331
Accounts payable and accrued expenses	2,276	939
Accrued compensation	(11,514)	(6,587)
Deferred fees	2,882	1,680
Taxes payable, net of prepaid taxes	(368)	3,093
Prepaid expenses and other assets	1,253	439
Deferred rent and other non-current liabilities	(927)	(1,180)
Other working capital accounts, net	1,431	(618)
Net cash provided by operating activities	193,627	174,896

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(705)	0
Purchases of investments	(8,406)	(15,000)
Proceeds from sales of investments	7,500	0
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(13,288)	(16,863)
Net cash used in investing activities	(14,899)	(31,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(40,693)	(36,183)
Repurchase of common stock	(188,066)	(87,112)
Proceeds from employee stock plans	91,011	27,476
Tax benefits from share-based payment arrangements	14,858	10,441
Net cash used in financing activities	(122,890)	(85,378)

Effect of exchange rate changes on cash and cash equivalents	(2,043)	(10,810)
Net increase in cash and cash equivalents	53,795	46,845
Cash and cash equivalents at beginning of period	189,044	181,685
Cash and cash equivalents at end of period	$242,839	$228,530

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2013

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

The accompanying financial data as of May 31, 2013 and for the three and nine months ended May 31, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2012 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards or Updates Recently Adopted

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

No other new accounting pronouncements effective as of May 31, 2013 have had or are expected to have an impact on the Company’s consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

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

Cumulative Translation Adjustments

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update is effective for FactSet beginning in the first quarter of fiscal 2014 and is not expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of May 31, 2013 or August 31, 2012.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2013 and August 31, 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$203,898	$0	$0	$203,898
Certificates of deposit (2)	0	14,579	0	14,579
Total assets measured at fair value	$203,898	$14,579	$0	$218,477

Liabilities
Derivative instruments (3)	$0	$1,164	$0	$1,164
Total liabilities measured at fair value	$0	$1,164	$0	$1,164

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$160,169	$0	$0	$160,169
Certificates of deposit (2)	0	13,919	0	13,919
Total assets measured at fair value	$160,169	$13,919	$0	$174,088

Liabilities
Derivative instruments (3)	$0	$2,374	$0	$2,374
Total liabilities measured at fair value	$0	$2,374	$0	$2,374

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at May 31, 2013 and August 31, 2012 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$203,898	$0	$0	$203,898
Investments (short-term)	0	14,579	0	14,579
Total assets measured at fair value	$203,898	$14,579	$0	$218,477

Accounts payable and accrued expenses (derivative liabilities)	$0	$1,164	$0	$1,164
Total liabilities measured at fair value	$0	$1,164	$0	$1,164

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,169	$0	$0	$160,169
Investments (short-term)	0	13,919	0	13,919
Total assets measured at fair value	$160,169	$13,919	$0	$174,088

Accounts payable and accrued expenses (derivative liabilities)	$0	$2,374	$0	$2,374
Total liabilities measured at fair value	$0	$2,374	$0	$2,374

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During the three and nine months ended May 31, 2013, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash and Cash Equivalents – consist of demand deposits and corporate money market funds with original maturities of three months or less at the date of acquisition and are reported at fair value. There were no gross unrealized gains or losses within the Company’s cash and cash equivalents at May 31, 2013 and August 31, 2012, respectively.

Investments – consist of certificates of deposit with original maturity dates ranging from nine months to twelve months from purchase date. These certificates of deposit are held for investment and are not debt securities. For the three and nine months ended May 31, 2013, interest income earned from the certificates of deposit was $0.3 million and $1.0 million, respectively.

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

Cash Flow Hedges

FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the three and nine months ended May 31, 2013 and 2012, respectively, and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

As of May 31, 2013 FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the end of the fourth quarter of fiscal 2015 and 40% of its net British Pound exposure through the end of the second quarter of fiscal 2014. At May 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion and ($1.0) million, respectively. At May 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £10.0 million and ($0.1) million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	May 31, 2013	Aug 31, 2012	May 31, 2013	Aug 31, 2012
Euro	$-	$10,160	$-	$60
Indian Rupee	41,857	36,286	(1,044)	(2,434)
British Pound	15,254	-	(120)	-
Total	$57,111	$46,446	$(1,164)	$(2,374)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	May 31, 2013	Aug 31, 2012
Derivatives designated as hedging instruments	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$1,164	$2,374

All derivatives were designated as hedging instruments as of May 31, 2013 and August 31, 2012, respectively.

Derivatives in Cash Flow Hedging Relationships for the three months ended May 31, 2013 and 2012 (in thousands):

	(Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
Foreign currency forward contracts	$(709)	$(2,224)	SG&A	$(160)	$(409)

Derivatives in Cash Flow Hedging Relationships for the nine months ended May 31, 2013 and 2012 (in thousands):

	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
Foreign currency forward contracts	$265	$(3,222)	SG&A	$(557)	$(301)

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

Accumulated Unrealized Loss on Cash Flow Hedges

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCL (in thousands and net of tax):

Beginning balance at August 31, 2012	$(1,551)
Changes in fair value	265
Realized loss reclassified to earnings	557
Ending balance at May 31, 2013	$(729)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and Mumbai. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $243 million of goodwill reported by the Company at May 31, 2013, 69% was recorded in the U.S. segment, 30% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended May 31, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$146,972	$52,358	$15,283	$214,613
Segment operating profit	38,529	25,333	7,775	71,637
Total assets	502,108	181,346	51,876	735,330
Capital expenditures	3,580	276	348	4,204

For the three months ended May 31, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$138,213	$49,451	$14,647	$202,311
Segment operating profit	37,651	23,374	7,469	68,494
Total assets	394,702	253,348	46,469	694,519
Capital expenditures	6,048	10	161	6,219

For the nine months ended May 31, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$436,947	$155,638	$46,194	$638,779
Segment operating profit	102,654	74,275	21,956	198,885
Capital expenditures	8,889	993	3,406	13,288

For the nine months ended May 31, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$409,105	$146,380	$42,645	$598,130
Segment operating profit	111,653	69,691	21,019	202,363
Capital expenditures	15,915	221	727	16,863

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

Goodwill totaling $22.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but tested for impairment at least annually. Goodwill generated from the StreetAccount acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of operations of StreetAccount have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on June 29, 2012 and did not have a material impact on the first, second, and third quarters of fiscal 2013. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

9. GOODWILL

There was no goodwill acquired during the first nine months of fiscal 2013. Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2013 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2012	$167,817	$73,806	$4,168	$245,791
Purchase price adjustments	5	0	0	5
Foreign currency translations	0	(1,781)	(935)	(2,716)
Balance at May 31, 2013	$167,822	$72,025	$3,233	$243,080

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at May 31, 2013 was 11.6 years.

The Company amortizes intangible assets over their estimated useful lives. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$48,521	$21,314	$27,207
Client relationships	22,776	15,599	7,177
Software technology	20,807	18,903	1,904
Non-compete agreements	2,154	1,172	982
Trade names	757	656	101
Total	$95,015	$57,644	$37,371

At August 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,120	$18,521	$30,599
Client relationships	22,841	14,089	8,752
Software technology	20,892	18,482	2,410
Non-compete agreements	2,154	810	1,344
Trade names	758	492	266
Total	$95,765	$52,394	$43,371

There were no intangible assets acquired during the first nine months of fiscal 2013. The change in the gross carrying amount of intangible assets at May 31, 2013 as compared to August 31, 2012 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $1.7 million and $1.8 million for the three months ended May 31, 2013 and 2012, respectively. Amortization expense recorded for intangible assets was $5.5 million for the nine months ended May 31, 2013 and 2012, respectively. As of May 31, 2013, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2013 (remaining three months)	$1,599
2014	5,946
2015	5,020
2016	3,374
2017	3,239
Thereafter	18,193
Total	$37,371

11. COMMON STOCK AND EARNINGS PER SHARE

On May 14, 2013, FactSet’s Board of Directors approved a 13% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2013 of $0.35 per share, or $1.40 per share per annum. The cash dividend of $15.4 million was paid on June 18, 2013, to common stockholders of record on May 31, 2013. Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2013	2012

Balance at September 1	44,279	45,055
Common stock issued for employee stock plans	1,775	694
Repurchase of common stock	(2,016)	(934)
Balance at May 31, 2013 and 2012, respectively	44,038	44,815

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2013
Basic EPS
Income available to common stockholders	$53,367	43,954	$1.21
Diluted EPS
Dilutive effect of stock options and restricted stock		531
Income available to common stockholders plus assumed conversions	$53,367	44,485	$1.20
For the three months ended May 31, 2012
Basic EPS
Income available to common stockholders	$47,980	44,791	$1.07
Diluted EPS
Dilutive effect of stock options and restricted stock		945
Income available to common stockholders plus assumed conversions	$47,980	45,736	$1.05
For the nine months ended May 31, 2013
Basic EPS
Income available to common stockholders	$147,674	44,028	$3.35
Diluted EPS
Dilutive effect of stock options and restricted stock		756
Income available to common stockholders plus assumed conversions	$147,674	44,784	$3.30
For the nine months ended May 31, 2012
Basic EPS
Income available to common stockholders	$140,270	44,926	$3.12
Diluted EPS
Dilutive effect of stock options and restricted stock		1,045
Income available to common stockholders plus assumed conversions	$140,270	45,971	$3.05

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended May 31, 2013 and 2012 was 464,874 and 6,408, respectively, because their inclusion would have been anti-dilutive. The number of stock options excluded from the calculation of diluted earnings per share for the nine months ended May 31, 2013 and 2012 was 457,569 and 347,272, respectively, because their inclusion would have been anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended May 31, 2013 and 2012 was 30,456 and 30,090, respectively. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the nine months ended May 31, 2013 was 30,456, consistent with the prior year period.

For the three and nine months ended May 31, 2013 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,886,622. Similarly, for the three and nine months ended May 31, 2012, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 2,295,768. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at May 31, 2013 and 2012 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At May 31, 2013 and August 31, 2012, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At May 31, 2013 and August 31, 2012, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 47,426,682 and 45,599,754 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At May 31, 2013 and August 31, 2012, there were 3,388,350 and 1,320,540 shares of treasury stock (at cost) outstanding, respectively. As a result, 44,038,332 and 44,279,214 shares of FactSet common stock were outstanding at May 31, 2013 and August 31, 2012, respectively.

Share Repurchase Program

On May 14, 2013, FactSet’s Board of Directors approved a $200 million expansion to the existing share repurchase program. During the first nine months of fiscal 2013, the Company repurchased 2,016,383 shares for $183.3 million. Including the recently approved $200 million expansion to the program, $206.5 million remains authorized for future share repurchases at May 31, 2013. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During the first nine months of fiscal 2012, the Company repurchased 933,800 shares for $86.9 million under the share repurchase program.

In addition to the purchase of 2,016,383 shares under the existing share repurchase program, FactSet repurchased 50,500 shares for $4.7 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during fiscal 2013.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2013, there were 131,702 restricted stock awards granted. FactSet did not grant any restricted stock awards during the first nine months of fiscal 2012. Approximately 148,969 of previously granted restricted stock awards vested during the first nine months of fiscal 2013 and are included in common stock outstanding as of May 31, 2013 (less 50,500 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	May 31, 2013	Aug 31, 2012
Accumulated unrealized loss on cash flow hedges, net of tax	$(729)	$(1,551)
Accumulated foreign currency translation adjustments	(25,310)	(21,175)
Total accumulated other comprehensive loss	$(26,039)	$(22,726)

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

During the first nine months of fiscal 2013, FactSet granted 1,656,185 stock option awards at a weighted average exercise price of $92.22 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2012	6,083	$64.76
Granted – non performance-based	635	92.22
Granted – performance-based	1,012	92.22
Exercised	(253)	46.79
Forfeited	(12)	85.28
Balance at November 30, 2012	7,465	$71.39
Granted – non performance-based	9	92.55
Granted – non-employee Directors grant	19	91.06
Exercised	(390)	42.44
Forfeited	(14)	88.63
Balance at February 28, 2013	7,089	$73.03
Exercised	(979)	60.05
Forfeited	(72)	89.07
Balance at May 31, 2013	6,038	$74.94

The total number of in-the-money options exercisable as of May 31, 2013 was 2.4 million with a weighted average exercise price of $55.17. As of August 31, 2012, 2.8 million in-the-money outstanding options were exercisable with a weighted average exercise price of $48.17. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2013 and August 31, 2012 was $103.5 million and $125.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $98.19 at May 31, 2013 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2013 and 2012 was $31.4 million and $18.9 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2013 and 2012 was $61.5 million and $37.5 million, respectively.

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

November 2011 Annual Employee Performance-based Option Grant Review

In November 2011, FactSet granted 665,551 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013. At May 31, 2013, the Company believed that it was not probable FactSet would achieve the required ASV and diluted earnings per share growth because the year over year ASV growth rate decreased to 5.5% at May 31, 2013. As such, the Company estimated that none (0%) of the performance-based stock options will vest. However, a change in the actual financial performance levels achieved over the next 3 months could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2013	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$0	$0
20%	$1,904	$1,737	$139
60%	$5,712	$5,211	$417
100%	$9,520	$8,685	$695

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2013.

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. At May 31, 2013, the Company estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $3.9 million to be recognized over the remaining vesting period. However, a change in the actual financial performance levels achieved over the next 5 quarters could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2013	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(834)	$0
20%	$3,913	$0	$222
60%	$11,739	$1,668	$666
100%	$19,565	$3,336	$1,110

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2013.

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options. The number of performance-based options that vest is dependent upon future StreetAccount user growth through August 31, 2017. The five year performance measurement period is based on growing usage of FactSet and StreetAccount. At May 31, 2013, FactSet estimated that 20% or 48,309 of the performance-based stock options will vest based on forecasted StreetAccount user growth, which results in unamortized stock-based compensation expense of $1.1 million to be recognized over the remaining vesting period of approximately 2.3 years. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(463)	$-
20%	$-	$1,137
40%	$284	$2,453
60%	$636	$3,701
80%	$950	$4,987
100%	$1,350	$6,187

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2013.

Market Metrics Performance-based Option Grant

In connection with the acquisition of the Market Metrics business in June 2010, FactSet granted 746,415 performance-based stock options, which would vest only if accelerated stretch revenue targets were achieved related to the Market Metrics business and option holders remain employed by FactSet. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve the stretch revenue growth targets established on the date of grant, resulting in a pre-tax stock-based compensation charge of $15.7 million. The pre-tax stock-based compensation charge of $15.7 million, recorded in the second quarter of fiscal 2013, was equal to the grant-date fair value of the stock options awarded at the time of the acquisition and represented a cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets.

Other Performance-based Option Grants

FactSet granted 222,420 performance-based employee stock options between January 2011 and July 2011 that vest based on achieving certain ASV targets. Of this total, 133,958 vested during the fourth quarter of fiscal 2012, 46,644 vested during the first quarter of fiscal 2013, 6,641 vested during the second quarter of fiscal 2013 and 9,301 were forfeited due to employee terminations. None of these options vested during the third quarter of fiscal 2013. At May 31, 2013, the Company estimated that 7,964 performance-based stock options will vest based on forecasted ASV growth, resulting in unamortized stock-based compensation expense of $0.1 million to be recognized over the remaining vesting period. The remaining 17,912 performance-based stock options outstanding are expected to be forfeited.

Restricted Stock and Stock Unit Awards

The Company’s option plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. There were 131,702 restricted stock awards granted during the first nine months of fiscal 2013. There were no restricted stock awards granted during the first nine months of fiscal 2012.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2012	383	$71.34
Granted (restricted stock and stock units)	-	$-
Vested*	(93)	$63.23
Canceled/forfeited	(1)	$77.38
Balance at November 30, 2012	289	$73.92
Granted (restricted stock and stock units)	-	$-
Vested**	(56)	$60.66
Canceled/forfeited	(1)	$77.61
Balance at February 28, 2013	232	$77.30
Granted (restricted stock and stock units)	132	$85.80
Vested	-	$-
Canceled/forfeited	(4)	$77.11
Balance at May 31, 2013	360	$80.40

* Of the total 92,715 restricted stock awards that vested during the first quarter of fiscal 2013, 87,758 related to awards granted on October 23, 2009 at the grant date price of $66.46. These restricted stock awards cliff vest 60% after three years (on October 23, 2012) and the remaining 40% after five years (October 23, 2014). The awards are amortized to expense over the vesting period using the straight-line attribution method. As of May 31, 2013, unamortized stock-based compensation expense of $2.4 million is to be amortized to compensation expense over the remaining vesting period of 1.3 years. The remaining 4,957 restricted stock awards that vested during the first quarter of fiscal 2013 were previously granted between June 2010 and July 2011. These restricted stock units were performance-based and cliff vest 25% when certain ASV targets are met. Of the total units originally granted, 14,258 units vested during the fourth quarter of fiscal 2012 and the remaining 4,957 vested during the first quarter of fiscal 2013 because FactSet achieved all four ASV growth targets.

** Of the total 56,254 restricted stock awards that vested during the second quarter of fiscal 2013, 55,572 related to awards granted on February 9, 2010 at the grant date price of $63.09. These restricted stock awards cliff vest 100% after three years (on February 9, 2013). The awards were amortized to expense over the vesting period using the straight-line attribution method. The remaining 682 restricted stock awards that vested during the second quarter of fiscal 2013 were previously granted in July 2011. These restricted stock units were performance-based and cliff vest when certain ASV targets are met.

April 2013 Employee Restricted Stock Award

In April 2013, the Company granted 131,702 restricted stock units with a fair value of $85.80, which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock units cliff vest 20% annually upon each anniversary date of the grant. Restricted stock grants are amortized to expense over the vesting period using the straight-line attribution method and are not entitled to dividends declared on the underlying shares while the restricted stock is unvested. As of May 31, 2013, unamortized stock-based compensation expense of $10.9 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.9 years.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2012	4,340	126
Granted – non performance-based options	(635)	-
Granted – performance-based options	(1,012)	-
Share-based awards canceled/forfeited*	13	-
Balance at November 30, 2012	2,706	126
Granted – non performance-based options	(9)	-
Granted – non-employee Directors grant	-	(19)
Share-based awards canceled/forfeited*	16	-
Balance at February 28, 2013	2,713	107
Restricted stock units granted*	(330)	-
Share-based awards canceled/forfeited*	82	-
Balance at May 31, 2013	2,465	107

* Under the Company’s option plan, for each restricted stock award granted/canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended May 31, 2013, employees purchased 16,739 shares at a weighted average price of $82.67 as compared to 22,011 shares at a weighted average price of $74.60 in the same period a year ago. During the nine months ended May 31, 2013, employees purchased 56,230 shares at a weighted average price of $79.77 as compared to 64,867 shares at a weighted average price of $74.17 in the same period a year ago. At May 31, 2013, 138,821 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $5.5 million and $4.9 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2013 and 2012, respectively.

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

The Company recognized total stock-based compensation expense of $5.4 million and $31.8 million during the three and nine months ended May 31, 2013, respectively. Similarly, the Company recognized total stock-based compensation expense of $5.1 million and $17.1 million during the three and nine months ended May 31, 2012. Stock-based compensation expense for the nine months ended May 31, 2013 includes a pre-tax charge of $15.7 million related to performance-based options granted in connection with the acquisition of Market Metrics in June 2010. These options vested during the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve stretch revenue growth targets established on the date of grant. As of May 31, 2013, $55.2 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.7 years. There was no stock-based compensation capitalized as of May 31, 2013 or August 31, 2012, respectively.

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

-	Q2 2013 – 9,367 non performance-based employee stock options were granted at a weighted average exercise price of $92.55 and a weighted average estimated fair value of $26.69 per share.
-	Q3 2013 – There were no employee stock options granted during the three months ended May 31, 2013.

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

The weighted average estimated fair value of employee stock options granted during fiscal 2013 and 2012 was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013			2012
Term structure of risk-free interest rate	n/a	n/a	0.16%	-	1.91%	0.13%	-	2.41%
Expected life (in years)	n/a	n/a	7.6	-	7.8	7.6	-	7.8
Term structure of volatility	n/a	n/a	24%	-	33%	30%	-	36%
Dividend yield	n/a	n/a		1.30%			1.11%
Weighted average estimated fair value	n/a	n/a		$26.87			$32.08
Weighted average exercise price	n/a	n/a		$92.22			$94.84
Fair value as a percentage of exercise price	n/a	n/a		29.1%			33.8%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitle the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards are measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. There were 131,702 restricted stock units granted on April 8, 2013 with a fair value of $85.80. There were no restricted stock awards granted during the three and nine months ended May 31, 2012.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended May 31, 2013, employees purchased 16,739 shares at a weighted average price of $82.67 as compared to 22,011 shares at a weighted average price of $74.60 in the same period a year ago. During the nine months ended May 31, 2013, employees purchased 56,230 shares at a weighted average price of $79.77 as compared to 64,867 shares at a weighted average price of $74.17 in the same period a year ago. Stock-based compensation expense recorded for the three months ended May 31, 2013 and 2012, relating to the employee stock purchase plan was $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended May 31, 2013 and 2012 were $16.15 and $14.84 per share, respectively, with the following weighted average assumptions:

	Three Months Ended May 31,
	2013	2012
Risk-free interest rate	0.06%	0.09%
Expected life (in months)	3	3
Expected volatility	10.4%	12.1%
Dividend yield	1.44%	1.41%

The weighted average estimated fair value of employee stock purchase plan grants during the nine months ended May 31, 2013 and 2012 were $15.65 and $15.40 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2013	2012
Risk-free interest rate	0.08%	0.05%
Expected life (in months)	3	3
Expected volatility	9.9%	14.1%
Dividend yield	1.36%	1.28%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended May 31			Nine Months Ended May 31,
	2013	2012	Change	2013	2012	Change
U.S. operations	$59,122	$58,517	1.0%	$162,101	$172,619	(6.1)%
Non-U.S. operations	12,876	10,460	23.1%	37,930	31,000	22.4%
Income before income taxes	$71,998	68,977	4.4%	$200,031	$203,619	(1.8)%
U.S. operations	$15,787	$18,507	(14.7)%	$44,115	$56,576	(22.0)%
Non-U.S. operations	2,844	2,490	14.2%	8,242	6,773	21.7%
Total provision for income taxes	$18,631	$20,997	(11.3)%	$52,357	$63,349	(17.4)%
Effective tax rate	25.9%*	30.4%		26.2%**	31.1%

* Included in the provision for income taxes during the three months ended May 31, 2013 were income tax benefits of $2.3 million related to finalizing prior years’ tax returns. The Company’s projected annual effective tax rate for fiscal 2013, before the $2.3 million in income tax benefits, is 29.0%.

** On January 1, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012 (the “ACT”), which President Obama signed into law on January 2, 2013. While the ACT did not change corporate tax rates, it did reenact the U.S. Federal R&D tax credit, which had previously expired on December 31, 2011. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of the 2013 calendar year. As a result, discrete income tax benefits of $4.9 million were recognized by the Company during the second quarter of fiscal 2013 because prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate as it was not currently enacted tax law. In addition, during the first quarter of fiscal 2013 FactSet decided to repatriate cash from its wholly owned UK subsidiary. This distribution was completed in fiscal 2013 and resulted in a net tax benefit of approximately $1.3 million during fiscal 2013 since the foreign tax credits associated with the distribution were greater than the tax due on the distribution of the foreign earnings.

The components of the provision for income taxes consist of the following (in thousands):

	Nine Months Ended May 31,
	2013	2012

Current
U.S. federal	$37,498	$54,720
U.S. state and local	2,440	2,864
Non-U.S.	8,370	7,167
Total current taxes	$48,308	$64,751
Deferred
U.S. federal	$3,896	$(893)
U.S. state and local	281	(114)
Non-U.S.	(128)	(395)
Total deferred taxes	$4,049	$(1,402)
Total provision for income taxes	$52,357	$63,349

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	May 31, 2013	August 31, 2012

Deferred tax assets
Current
Receivable reserve	$615	$687
Deferred rent	2,526	3,175
Deferred fees	12	1,223
Net current deferred taxes	$3,153	$5,085
Non-current
Depreciation on property, equipment and leasehold improvements	$5,777	$2,498
Deferred rent	2,772	2,782
Stock-based compensation	20,603	23,395
Purchased intangible assets, including acquired technology	(7,758)	(6,801)
Other	1,464	1,239
Net non-current deferred taxes	$22,858	$23,113
Total deferred tax assets	$26,011	$28,198

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	May 31, 2013	August 31, 2012
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$2,790	$2,936
Stock-based compensation	(359)	(343)
Total deferred tax liabilities (non-current)	$2,431	$2,593

As disclosed above, FactSet decided to repatriate cash from its wholly owned UK subsidiary during fiscal 2013, which resulted in a recognized tax benefit of $1.3 million. With the exception of the Company’s UK and French subsidiaries, a provision has not been made for additional U.S. Federal taxes as of May 31, 2013 on undistributed earnings of foreign subsidiaries because FactSet intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at May 31, 2013 and August 31, 2012. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of May 31, 2013, the Company had gross unrecognized tax benefits totaling $5.0 million, including $0.9 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2013 (in thousands):

Unrecognized income tax benefits at August 31, 2012	$5,464
Additions based on tax positions related to the current year	1,029
Additions for tax positions of prior years	879
Reductions from settlements with taxing authorities	(1,284)
Statute of limitations lapse	(1,103)
Unrecognized income tax benefits at May 31, 2013	$4,985

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2013, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2010 through 2013
State (various)	2010 through 2013

Europe
France	2010 through 2013
United Kingdom	2011 through 2013

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2013, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Mateo, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2024. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. At May 31, 2013, FactSet leases approximately 809,000 of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

During the three months ended May 31, 2013 and 2012, rent expense (including operating costs) for all operating leases amounted to $8.8 million and $8.6 million, respectively. Rent expense for all operating leases for the first nine months of fiscal 2013 and 2012 amounted to $27.2 million and $25.8 million, respectively. Approximately $4.4 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2013. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2013, FactSet was in compliance with all covenants contained in the standby letters of credit.

At May 31, 2013, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2013 (remaining three months)	$6,972
2014	26,498
2015	21,915
2016	15,862
2017	14,524
Thereafter	35,481
Total	$121,252

Purchase Commitments with Suppliers

Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2012, the Company had total purchase commitments of $52.2 million. There were no material changes in FactSet’s purchase commitments during the first nine months of fiscal 2013.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at May 31, 2013, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, FactSet has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at FactSet’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments FactSet could be required to make under these indemnification obligations is unlimited; however, FactSet has a director and officer insurance policy that should mitigate FactSet's exposure and enables FactSet to recover a portion of any future amounts paid. The Company believes the estimated fair value, prior to consideration of any potential insurance recoveries, of these indemnification obligations is not material.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At May 31, 2013, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2012. At May 31, 2013 and August 31, 2012, the receivable reserve was $1.6 million and $1.8 million, respectively.

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

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate 83% of our revenues from investment management clients and the remainder is from investment banking firms who perform M&A advisory work and equity research.

As of May 31, 2013, we employed 5,900 employees, up 8% from a year ago. Of these employees, 1,818 were located in the U.S., 637 in Europe and 3,445 in Asia Pacific. Approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 18% conduct sales and consulting services and the remaining 4% provide administrative support.

FactSet delivered double-digit diluted EPS growth and our free cash flow reached an all-time high of $92 million during the third quarter of fiscal 2013. Off-market conditions, especially on the sell-side, continue to interrupt client buying patterns and limited our ASV, or annual subscription value, growth this quarter as expected. We define ASV as, at any given point in time, the forward-looking revenues for the next 12 months from all services currently being supplied to clients. We continue to return capital to stockholders as evidenced by a 13% increase in our dividend during the third quarter. Our third quarter results include $2 million in ASV growth, expanding revenues by 6%, generating cash from operations of $97 million, increasing operating income by 5% and growing headcount by 8% over last year. Annual client retention remained greater than 95% of ASV, and on a client basis, the annual retention rate was 92% of clients at May 31, 2013, consistent with a year ago. Our return on equity has averaged 32% over the past five years. We continue to improve and enhance our FactSet workstation and make it more valuable to our end users. Most recently, we announced the release of a new instant messenger platform – FactSet IM that is available to all FactSet workstation users. FactSet IM, as a product, is consistent with our philosophy of offering choices to our clients. This instant message platform allows connectivity to any contact, regardless of the messaging network they belong to. In addition, during April 2013, The Wall Street Journal published the results of the first annual “Europe’s Best Analysts Survey” in conjunction with FactSet as the data provider on May 22, 2013. FactSet also provided the data for the Wall Street Journal’s U.S. and Asia “Best Analysts” surveys. FactSet was also recently named one of FORTUNE’s 100 Best Companies to Work For, marking our fifth appearance on that list in the last six years. We’re pleased to receive this acknowledgement and we’ve recently been awarded similar accolades in the UK and France. Our employees are FactSet’s most valuable asset and the recognition in these surveys is based on their feedback and reflects the dedication of our employee base.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2013 and 2012, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Revenues	$214,613	$202,311	6.1%	$638,779	$598,130	6.8%
Cost of services	76,721	68,878	11.4%	226,148	203,243	11.3%
Selling, general and administrative	66,255	64,939	2.0%	213,746	192,524	11.0%
Operating income	71,637	68,494	4.6%	198,885	202,363	(1.7)%
Net income	$53,367	$47,980	11.2%	$147,674	$140,270	5.3%
Diluted earnings per common share	$1.20	$1.05	14.3%	$3.30	$3.05	8.2%
Diluted weighted average common shares	44,485	45,736		44,784	45,971

Revenues

Revenues for the three months ended May 31, 2013 were $214.6 million, up 6.1% compared to the prior year. For the first nine months of fiscal 2013, revenues increased 6.8% to $638.8 million. During the third quarter of fiscal 2013, net new clients rose by 4 and annual subscriptions rose by $1.7 million excluding the $1.2 impact from foreign currency. Our revenue growth drivers during fiscal 2013 were the continued use of our advanced applications such as Portfolio Analysis (“PA”), incremental revenue from the acquisition of StreetAccount in June 2012, growth in the number of clients and users of FactSet, the continued expansion of our proprietary content, growth of the Market Metrics business, an annual price increase, more client subscriptions to internal research notes and growth in our wealth management workflow solution, partially offset by user count decreases and pressures faced by many of our investment banking clients.

Continued Use of our Advanced Applications such as Portfolio Analysis

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth during the third quarter of fiscal 2013. The PA suite includes ten separate products and covers a range of workflows around portfolios. Within the suite, Equity PA has been performing well and our Fixed Income in PA product grew at very attractive rates. Our risk optimizer products continue to be in demand as clients search for ways to understand and manage market uncertainty and volatility. The number of clients and users subscribing to PA, Fixed Income in PA, SPAR, Risk and Portfolio Publishing experienced growth compared to a year ago as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis.

Incremental Revenue from the Acquisition of StreetAccount

On June 29, 2012, we acquired StreetAccount to complement our news offering with distilled and crucial market moving information for buy- and sell-side institutions. Our StreetAccount product receives high client praise as we continue to expand the unique ways the product can make our user base more efficient. For the three and nine months ended May 31, 2013, StreetAccount has added $2.9 million and $8.3 million, respectively, of revenue to our operations. The revenue growth rate during the third quarter of fiscal 2013 was positively impacted by 145 basis points from the acquisition of StreetAccount. Excluding StreetAccount revenue, the revenue growth during the three and nine months ended May 31, 2013 would have been 4.6% and 5.4%, respectively, over the prior year periods.

Growth in the Number of Clients and Users of FactSet

For the fourteenth consecutive quarter, we experienced net new client growth. The total number of FactSet clients as of May 31, 2013 was 2,440, a net increase of 4 clients during the past three months and brings the net new client growth total to 105 over the past 12 months (excluding the StreetAccount acquisition). At FactSet, we do not count every single company that uses our services as a client. Companies that are on trial are not included, nor are clients with ASV of less than $24,000. The addition of new clients is important to FactSet as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. At May 31, 2013, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2012 and down from 16% at May 31, 2012. In addition, our annual client retention rate remained at greater than 95% of ASV, consistent with last year. As a percentage of actual clients, our annual retention rate of 92% was consistent with last year. These statistics show the power of our business model, as the large majority of clients maintain their subscriptions to FactSet throughout each year.

At May 31, 2013, there were 49,516 professionals using FactSet, an increase of 61 users in the past three months and up 1,113 users from a year ago. Investment management clients added users, while some investment banking clients continued to reduce theirs. We believe that although headcount at our investment banking clients is still under pressure, we continue to make gains on the investment management side, which constitutes approximately 83% of our revenues. The sell-side, particularly equity research, has been under significant pressure for some time now. In addition, average ASV for investment management users is significantly higher than for investment banking users, so a shift towards more research being conducted internally at investment management firms is a long-term positive ASV trend for FactSet. In the past 12 months, our investment management client base has added approximately 1,508 users while our investment banking clients have contracted by 395 users.

Continued Expansion of our Proprietary Content

We continue to be successful in licensing our proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates. This type of data is licensed in feed form and includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell side services. In addition, StreetAccount has developed new features that offer timely information to our users in an easy to consume format.

Growth of the Market Metrics business

Our Market Metrics business continues to be a strong contributor on a relative basis to our growth. Our Market Metrics local market share suite of products, which was introduced last year, continues to perform well. This suite includes mutual fund, variable annuity and life insurance analytical products and applications for wholesalers that have enabled senior management to understand the value and penetration of their own products in local markets in greater detail than they have been able to examine before. In addition, in the past six months, Market Metrics has experienced growth in Europe. While we are pleased about the growth in our Market Metrics business, its size relative to the rest of FactSet means that its out-performance has had a limited impact on our overall growth rate because at the time of acquisition its ASV was $16 million.

Annual Price Increase

As FactSet has done for the past several years, we issued annual price increases during fiscal 2013. These price increases impacted the majority of our U.S. and non-U.S. investment management clients and resulted in ASV growth of $12.5 million during the first nine months of fiscal 2013 as compared to $12.9 million a year ago. The annual price increases implemented in January 2013 (for U.S. investment management clients) and March 2013 (for non-U.S. investment management clients) grew revenues by $3.1 million during the third quarter of fiscal 2013 as compared to last year.

Growth in our Wealth Management Workflow Solution

We have been successful during fiscal 2013 in expanding the FactSet footprint within our wealth management clients and configuring a solution for their workflow. We have experienced positive rates of client and user acquisition both in Europe and the U.S. as we believe we have a great offering for that segment of the market. We enhanced Company Analysis reports with release of Company Guide. Company Guide is the next generation application for Company Analysis on FactSet. The application is quick, easy, and graphically rich with reports linked seamlessly between the FactSet desktop and iPad.

Partially offsetting the positive revenue drivers discussed above was global banking and brokerage clients reducing their net user count and vendor spend during the third quarter of fiscal 2013, which negatively impacted revenues. ASV from our investment banking clients decreased by $1.8 million in the third quarter of fiscal 2013 as volatility in the financial markets interrupted the short-term buying patterns of our investment banking client base. These clients reduced internal headcount, which lowered user counts by 404 professionals during the past three months. Despite growth in the global equity markets during 2013, we are still facing the effects of heavy job cuts at many of the largest global investment banks. Our clients continue to be cautious in a market that is still far from settled. On the investment banking side, which constitutes about 17% of our revenues, they continue to contract both in terms of headcount and purchasing, and focus significantly on cost savings. Investment management clients are still hesitant to make large purchases because market volatility has prevented them from being certain where they will wind up for the year in terms of performance. These factors continue to make selling in the current environment challenging. In light of these conditions, we delivered revenue growth of 6% during the third quarter of fiscal 2013.

Revenues by Geographic Region

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2013	2012	Change	2013	2012	Change
U.S.	$146,972	$138,213	6.3%	$436,947	$409,105	6.8%
% of revenues	68.5%	68.3%		68.4%	68.4%
Europe	$52,358	$49,451	5.9%	$155,638	$146,380	6.3%
Asia Pacific	15,283	14,647	4.3%	46,194	42,645	8.3%
International	$67,641	$64,098	5.5%	$201,832	$189,025	6.8%
% of revenues	31.5%	31.7%		31.6%	31.6%
Consolidated	$214,613	$202,311	6.1%	$638,779	$598,130	6.8%

Three months ended May 31, 2013 (Quarter-to-date)

Revenues from our U.S. segment increased 6.3% to $147.0 million during the three months ended May 31, 2013 compared to the same period a year ago. Incremental revenue from the acquisition of StreetAccount in June 2012 increased the year over year U.S. segment growth rate from 4.2% to 6.3%. Our third quarter fiscal 2013 revenue growth rate in the U.S. of 6.3% reflects the continued use of our advanced applications such as PA, the $2.9 million of incremental revenue from the acquisition of StreetAccount in June 2012, growth in our Market Metrics suite of products, increased data feed sales of our proprietary content, growth in the number of users and clients of FactSet and an annual price increase for our U.S. investment management clients implemented in January 2013, which drove revenues up by approximately $2.3 million partially offset by a net investment banking user count decrease due to the pressures faced by many sell-side firms today. During the past three months, penetration on the buy-side added 465 investment management users, but these additions were partially offset by a user decline of 404 among our investment banking clients as they continued to reduce their user populations based on how they perceive the market.

International revenues in the third quarter of fiscal 2013 were $67.6 million, an increase of 5.5% from $64.1 million in the prior year period. The impact of foreign currency (related to the Japanese Yen) decreased the year over year non-U.S. revenue growth rate from 6.5% to 5.5% during the quarter. European revenues advanced 5.9% to $52.4 million due to an increase in client count, an annual price increase for the majority of our non-U.S. investment management clients implemented in March 2013, an increase in the number of PA users, the continued licensing our advanced applications and sales of global proprietary content. Foreign currency movements had no impact on European revenues during the third quarter of fiscal 2013. Asia Pacific revenues grew to $15.3 million, up 4.3% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased revenues by $0.6 million during the third quarter of fiscal 2013. Holding currencies constant, Asia Pacific revenue growth year over year was 8.7%, primarily due to growth in our global content offering, net new user and client growth over the last 12 months, our ability to sell additional services to existing clients and the increased demand of our real-time news and quotes that service the needs of a global investor. In March 2013, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $0.9 million during the third quarter of fiscal 2013. Revenues from our international operations accounted for 31.5% of our consolidated revenues during the third quarter of fiscal 2013, down from 31.7% in the year ago quarter, driven by incremental revenues from StreetAccount and Market Metrics as well as the strengthening of the U.S. dollar against the Japanese Yen.

Nine months ended May 31, 2013 (Year-to-date)

Our U.S. segment revenue increased 6.8% to $436.9 million during the first nine months of fiscal 2013 as compared to $409.1 million in the same period a year ago. International revenues also increased 6.8% to $201.8 million during the nine months ended May 31, 2013. The impact from foreign currency decreased international revenues by $1.2 million year over year. European revenues advanced 6.3% due to sales of our advanced applications, an annual price increase and user and client growth partially offset by declines from investment banking firms. Excluding the impact of foreign currency, Asia Pacific revenue growth was 11.2% year over year driven by growth in our global content offering and increases in both our user and client counts. The annual price increases in March 2013 and 2012 increased revenues by $1.5 million during fiscal 2013 as compared to the first nine months of fiscal 2012.

Annual Subscription Value (ASV)

At May 31, 2013, ASV was $863.7 million, up 5.5% organically over the prior year. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. ASV from our U.S. operations was $589.9 million, up $29.2 million from a year ago, excluding acquired StreetAccount ASV of $11.4 million. ASV from international operations increased $11.8 million to $273.8 million at May 31, 2013. As a result of the acquisition of StreetAccount in June 2012, the U.S. investment management clients annual price increase implemented in January 2013 and strong growth in our predominantly U.S.-based Market Metrics business, the percentage of our total ASV derived from international operations decreased from 32.3% a year ago to 31.7% at May 31, 2013.

ASV advanced $1.7 million, when excluding a $1.2 million impact from foreign currency, during the third quarter of fiscal 2013. The rise in ASV was driven by our $3.4 million annual price increase in March 2013 to our non-U.S. investment management clients, continued growth of Portfolio Analysis, the net addition of 4 new clients and 61 new users and the growth of proprietary content business partially offset by net user count decreases and pressures faced by many of our investment banking clients. The percentage of our total ASV derived from buy-side clients increased from 80% a year ago to 83% at May 31, 2013 due to growth in our buy-side, including our annual price increases and the continued weakness of our sell-side.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2013	2012	Change	2013	2012	Change
Cost of services*	$76,721	$68,878	11.4%	$226,148	$203,243	11.3%
Selling, general and administrative (“SG&A”)**	66,255	64,939	2.0%	213,746	192,524	11.0%
Total operating expenses***	$142,976	$133,817	6.8%	$439,894	$395,767	11.1%
Operating income	$71,637	$68,494	4.6%	$198,885	$202,363	(1.7)%
Operating Margin	33.4%	33.9%		31.1%	33.8%

* Cost of services for the nine months ended May 31, 2013 include an incremental $0.2 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business in June 2010. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve stretch revenue growth targets established on the date of grant.

** SG&A expenses for the nine months ended May 31, 2013 include an incremental $15.5 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business.

*** Total operating expenses for the three and nine months ended May 31, 2013 include incremental expenses of $2.7 million and $7.9 million, respectively, from the acquisition of StreetAccount in June 2012. The additional StreetAccount expenses resulted in a 200 basis point increase in total operating expenses for each period presented.

Cost of Services

Three months ended May 31, 2013 (Quarter-to-date)

For the three months ended May 31, 2013, cost of services increased 11.4% to $76.7 million as compared to $68.9 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 35.7% during the third quarter of fiscal 2013, an increase of 170 basis points over the same prior year period due to higher compensation expense associated with new hires in software engineering, consulting and content collection, additional StreetAccount expenses and higher computer-related expenses partially offset by lower third party data costs.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 195 basis points for the three months ended May 31, 2013 compared to the same period a year ago due to bringing in new classes of engineers and consultants, the continued expansion of our proprietary content collection operations and salary increases year over year. Excluding $2.1 million of compensation attributable to the StreetAccount workforce, the increase in employee compensation was 99 basis points over the same period last year. Over the last 12 months, we have added approximately 129 net new engineering and product development employees and 60 net new consultants, as we continue to improve our applications and service our existing client base. In addition, we hired approximately 247net new employees to collect more content, primarily at our facilities in India and the Philippines. At May 31, 2013, approximately 54% of employees are involved with content collection, 24% work in product development, software and systems engineering and another 18% conduct consulting services. The disclosed headcount increases exclude the 49 employees acquired from StreetAccount in June 2012. The total headcount was 5,900 at May 31, 2013, a net increase of 445 over last year. Year over year our headcount has increased 7%, excluding the acquired StreetAccount workforce. StreetAccount expenses increased cost of services by approximately 110 basis points due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees and the amortization of acquired intangible assets. Computer-related expenses, including depreciation and computer maintenance costs, increased 30 basis points in the third quarter of fiscal 2013 as compared to a year ago due to reinvesting in our computer infrastructure. Previously we had relied on fully depreciated servers, but in the past three months we purchased additional servers to improve the speed and stability of our applications.

Partially offsetting the growth in cost of services during the third quarter of fiscal 2013 were lower levels of third party data costs. Data costs, expressed as a percentage of revenues, decreased 45 basis points for the three months ended May 31, 2013 compared to the same period in fiscal 2012 as a result of lower variable fees payable to data vendors based on deployment of their content over the FactSet platform. Annual third-party royalty payments were reduced due to the deployment of our own proprietary content over the FactSet platform including FactSet Fundamentals, FactSet Estimates and FactSet Economics.

Nine months ended May 31, 2013 (Year-to-date)

Cost of services increased 11.3% to $226.1 million for the nine months ended May 31, 2013 compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 35.4% during fiscal 2013, an increase of 140 basis points from fiscal 2012. The increase was driven by higher employee compensation partially offset by lower levels of third party data costs and a reduction in intangible asset amortization expense.

During fiscal 2013, employee compensation, including stock-based compensation, increased 175 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount and recorded nine months of StreetAccount expenses. Since June 1, 2012, we have hired 247 employees for our content collection operations and 189 net new software engineers and consultants as we continue to improve our applications and service our existing client base. StreetAccount expenses during the first nine months of fiscal 2013 increased cost of services by $7.3 million due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees and the amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during fiscal 2013 were declines in third party data costs and amortization of intangible assets. Data costs, expressed as a percentage of revenues, decreased 15 basis points for the nine months ended May 31, 2013 compared to the same period in fiscal 2012 as a result of lower variable fees payable to data vendors based on deployment of their content over the FactSet platform and from increased client usage of our proprietary content. Amortization of intangible assets declined 5 basis points as previously acquired assets became fully amortized during the past 12 months.

Selling, General and Administrative

Three months ended May 31, 2013 (Quarter-to-date)

For the three months ended May 31, 2013, SG&A expenses increased 2.0% to $66.3 million from $64.9 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased 120 basis points to 30.9% during the third quarter of fiscal 2013 due to lower employee compensation and marketing expenses partially offset by an increase in travel and entertainment (“T&E”) expenses.

Employee compensation, expressed as a percentage of revenues, decreased 90 basis points in the third quarter of fiscal 2013 compared to the same period in fiscal 2012 due to decreased variable compensation and lower stock option expense. The deceleration of ASV growth in the past 12 months resulted in estimating that none of the performance-based stock options granted in November 2010 would vest as compared to 20% vesting a year ago. This change in estimate resulted in no stock-based compensation expense being recorded in the current year quarter compared to $0.2 million of expense a year ago. In addition, the majority of our hiring during the past 12 months has been within our software engineering, content collection and product development teams, which are included within cost of services. As such, SG&A employee compensation, expressed as a percentage of revenues, has declined compared to the growth in cost of services. Marketing costs, expressed as a percentage of revenues, decreased 45 basis points due to lower advertising dollars spent in the past three months as compared to a year ago and prior year symposiums that did not reoccur in fiscal 2013. The U.S. symposium is scheduled for November 2013 while the European symposium was recently held in June 2013. A year ago, both were held in the third quarter of 2012.

Partially offsetting the decrease in SG&A expenses was an increase in travel and entertainment expenses. T&E expense, expressed as a percentage of revenues, increased 35 basis points in the third quarter of fiscal 2013 compared to the same period in fiscal 2012 due to more client visits and increased interoffice travel, both from growing client and employee bases.

Nine months ended May 31, 2013 (Year-to-date)

SG&A expenses advanced 11.0% to $213.7 million during the nine months ended May 31, 2013 compared to the same period a year ago. Expressed as a percentage of revenues, SG&A expenses increased 130 basis points to 33.5% during fiscal 2013 due to the incremental $15.5 million from the vesting of the Market Metrics performance-based stock options partially offset by declines in employee compensation.

In connection with our acquisition of the Market Metrics business in June 2010, we granted 746,415 performance-based stock options, which would vest only if accelerated stretch revenue targets were achieved related to the Market Metrics business and option holders remain employed by FactSet. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve the stretch revenue growth targets established on the date of grant, resulting in a pre-tax stock-based compensation charge of $15.7 million, of which $15.5 million was recorded within SG&A. The stock-based compensation charge was equal to the grant date fair value of the stock options awarded at the time of the acquisition and represented a cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets. The incremental $15.5 million of stock-based compensation expense increased SG&A expenses from 31.0% to 33.5% and lowered our year-to-date operating margin by 250 basis points.

Employee compensation, expressed as a percentage of revenues, increased 115 basis points in the first nine months of fiscal 2013 compared to the same period in fiscal 2012 due to the incremental $15.5 million of stock-based compensation expense from the vesting of performance-based stock options. Excluding the incremental $15.5 million of performance-based stock option expense, employee compensation decreased 130 basis during fiscal 2013 compared to the same period a year ago primarily due to decreased variable compensation and lower stock option expense.

Operating Income and Operating Margin

Three months ended May 31, 2013 (Quarter-to-date)

Operating income increased 4.6% to $71.7 million for the three months ended May 31, 2013 compared to the prior year period. Our operating margin during the third quarter of fiscal 2013 was 33.4%, down from 33.9% a year ago. StreetAccount, which was acquired on June 29, 2012, negatively impacted our operating margin by 40 basis points due to higher employee compensation costs and the amortization of acquired intangibles during the third quarter of fiscal 2013.

Nine months ended May 31, 2013 (Year-to-date)

Operating income decreased 1.7% to $198.9 million during the first nine months of fiscal 2013 compared to the prior year period. Our operating margin during fiscal 2013 was down 270 basis points to 31.1% due to higher performance-based stock option expense and additional hiring within our sales, engineering and content collection teams partially offset by lower third party data and marketing expenses. The Market Metrics performance-based stock option charge of $15.7 million recorded in the second quarter of fiscal 2013 reduced our year-to-date operating margin by 250 basis points from 33.6% to 31.1%. The continued investment in our personnel resulted in employee count growth of 8% to 5,900 as of May 31, 2013. In addition, StreetAccount negatively impacted our year-to-date operating margin by 40 basis points due to higher employee compensation costs and the amortization of acquired intangibles.

Operating Income by Segment

	Three Months Ended May 31,			Nine Months ended May 31,
(in thousands)	2013	2012	Change	2013	2012	Change
U.S.	$38,529	$37,651	2.3%	$102,654	$111,653	(8.1)%
Europe	25,333	23,374	8.4%	74,275	69,691	6.6%
Asia Pacific	7,775	7,469	4.1%	21,956	21,019	4.5%
Consolidated	$71,637	$68,494		$198,885	$202,363

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

Operating income from our U.S. business increased 2.3% to $38.5 million during the three months ended May 31, 2013 compared to $37.7 million in the same period a year ago. The increase in operating income was primarily due to $8.8 million of incremental revenues, lower third party data costs, and a decline in intangible asset amortization expense partially offset by higher employee compensation within cost of services. In addition, the U.S. symposium held in 2012 was not repeated in 2013, also lowering our expenses. The U.S. revenue growth was driven by the continued use of our advanced applications such as PA, growth in the number of clients and users of FactSet, an increase in the number of PA users, growth in our Market Metrics suite of products, $2.9 million of incremental revenues from StreetAccount, sales of our proprietary content data feeds and the January 2013 annual price increase for our U.S. investment management clients, which drove revenues up by approximately $2.3 million. Excluding the acquired StreetAccount workforce, U.S. employee headcount increased 2.2% over the prior year leading to higher employee compensation costs in fiscal 2013. For the first nine months of fiscal 2013, U.S. operating income was down 8.1% to $102.7 million compared to the year ago period due to the pre-tax charge of $15.7 million related to the vesting of Market Metrics performance-based stock options, higher employee compensation within cost of services and an increase in costs from the acquisition of StreetAccount partially offset by $27.8 million of incremental revenues. The pre-tax stock-based compensation charge of $15.7 million was recorded solely within the U.S. segment as it related to the U.S.-based Market Metrics business.

European operating income increased 8.4% to $25.3 million during the three months ended May 31, 2013 compared to the same period a year ago. For the nine months ended May 31, 2013, European operating income advanced 6.6% to $74.3 million. The increase in European operating income in both periods is primarily due to revenue growth, lower employee variable compensation expense and a decrease in amortization expense as previously acquired intangible assets become fully amortized. European revenues grew 5.9% and 6.3% during the three and nine months ended May 31, 2013, respectively, due to clients continued licensing of our advanced applications, an annual price increase for the majority of our non-U.S. investment management clients implemented in March 2013, an increase in client and user count and sales of global proprietary content.

Asia Pacific operating income increased 4.1% to $7.8 million during the three months ended May 31, 2013 compared to $7.5 million in the same period a year ago. For the nine months ended May 31, 2013, Asia Pacific operating income advanced 4.5% to $22.0 million. The increase in Asia Pacific operating income in both periods is from incremental revenues year over year partially offset by higher employee compensation and occupancy costs. Asia Pacific revenues growth of 4.1% and 4.5% during the three and nine months ended May 31, 2013, respectively, was primarily due to our ability to sell additional services to existing clients and new client and user growth over the last 12 months. Excluding employees hired in our content collection operations in India and the Philippines, our Asia Pacific employee headcount increased 7.5% over the year ago quarter, driving employee compensation higher and thus reducing operating income.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2013	2012	Change	2013	2012	Change
Other income	$361	$483	(25.3)%	$1,146	$1,256	(8.8)%
Provision for income taxes	$18,631	$20,997	(11.3)%	$52,357	$63,349	(17.4)%
Net income	$53,367	$47,980	11.2%	$147,674	$140,270	5.3%
Diluted earnings per share	$1.20	$1.05	14.3%	$3.30	$3.05	8.2%
Effective tax rate	25.9%	30.4%		26.2%	31.1%

Other Income

Other income decreased by $0.1 million to $0.4 million during the third quarter of fiscal 2013 as compared to the year ago quarter as we obtained a lower return on our existing cash and cash equivalents. Our return on cash was lower in fiscal 2013 as compared to a year ago because we held more cash within the U.S., which produced a lower return than if we had held the funds in Europe or Asia. Other income during the first nine months of fiscal 2013 totaled $1.1 million and was $0.1 million lower than in the same period a year ago. At no time during fiscal 2013 and 2012 did a component of our cash, cash equivalents and investments portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Income Taxes

For the three months ended May 31, 2013, the provision for income taxes decreased 11.3% to $18.6 million as compared to the same period a year ago due to $2.3 million of income tax benefits related to finalizing prior years’ tax returns. The effective tax rate for the third quarter of fiscal 2013 was 25.9%, down from 30.4% a year ago. Excluding the $2.3 million of income tax benefits from finalizing prior years’ tax returns, the annual effective tax rate was 29.0%. The fiscal 2013 projected annual effective tax rate of 29.0% is lower than the prior year rate of 30.4% due to the reenactment of the U.S. Federal R&D credit in January 2013, which lowered our effective rate by approximately 200 basis points.

For the first nine months of fiscal 2013, the provision for income taxes was $52.4 million, down 17.4% from $63.3 million in fiscal 2012 due to $4.9 million of income tax benefits recorded in the second quarter of fiscal 2013 from the reenactment of the U.S. Federal R&D credit in January 2013, $2.3 million of income tax benefits recorded in the third quarter of fiscal 2013 from finalizing prior years’ tax returns, $1.3 million of income tax benefits recorded in the first quarter of fiscal 2013 from the decision to repatriate cash from the UK to the U.S. and a 1.8% decrease in income before income taxes year over year. This repatriation of cash from the UK to the U.S. was completed in fiscal 2013 and resulted in an income tax benefit of $1.3 million since the foreign tax credits associated with the distribution were greater than then tax due on the distribution of the foreign earnings.

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

Net Income and Earnings per Share

Net income increased 11.2% to $53.4 million and diluted earnings per share increased 14.3% to $1.20 for the three months ended May 31, 2013. During the first nine months of fiscal 2013, net income rose 5.3% to $147.7 million and diluted earnings per share increased 8.2% to $3.30 compared to the same period a year ago. Excluding the $2.3 million of income tax benefits related to finalizing prior years’ tax returns during the third quarter of fiscal 2013, adjusted net income increased 6.5% while adjusted diluted earnings per share was up 9.5% compared to a year ago. Year-to-date fiscal 2013 net income and diluted earnings per share include an after-tax charge of $11.0 million related to the vesting of Market Metrics performance-based stock options and $8.5 million of cumulative income tax benefits related to the reenactment of the U.S. Federal R&D credit, finalizing prior years’ tax returns and the repatriation of cash from the UK to the U.S. This is our twelfth consecutive quarter of double-digit earnings per share growth. Drivers of net income and diluted earnings per share growth were higher levels of revenue, lower compensation within SG&A, a lower annual effective tax rate and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation within cost of services, increased T&E and incremental expenses from the StreetAccount acquisition.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $13 million while our non-U.S. dollar denominated expenses are $172 million, which translates into a net foreign currency exposure of $159 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 69% of our employees are located as of May 31, 2013. During the third quarter of fiscal 2013, foreign currency movements increased operating income by $0.6 million. In the third quarter of fiscal 2012, operating income decreased by $0.2 million from the impact of foreign currency fluctuations. During the first nine months of fiscal 2013, foreign currency movements had no impact on operating income compared to increasing operating income by $0.1 million in the same period a year ago.

As of May 31, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the fourth quarter of fiscal 2015 and 40% of our net British Pound exposure through the end of the second quarter of fiscal 2014. At May 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion and ($1.0) million, respectively. At May 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £10.0 million and ($0.1) million, respectively. A loss on derivatives during the third quarter of fiscal 2013 of $0.2 million was recorded into operating income compared to a loss of $0.4 million a year ago. During the first nine months of fiscal 2013, a loss on derivatives of $0.6 million was recorded into operating income compared to a loss of $0.3 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2013	2012	2013	2012
Net cash provided by operating activities	$96,589	$76,437	$193,627	$174,896
Capital expenditures (1)	(4,204)	(6,219)	(13,288)	(16,863)
Free cash flow (2)	$92,385	$70,218	$180,339	$158,033
Net cash used in investing activities	$(4,512)	$(6,219)	$(14,899)	$(31,863)
Net cash provided by (used in) financing activities	$2,224	$(20,217)	$(122,890)	$(85,378)
Cash and cash equivalents at end of period	$242,839	$228,530

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)

We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. We use free cash flow, a non-GAAP measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure and the information we provide are useful to investors because it permits investors to view our performance using the same metric that we use to gauge progress in achieving our goals. Free cash flow is also an indication of cash flow that may be available to fund further investments in future growth initiatives.

Cash and cash equivalents aggregated to $242.8 million or 33% of our total assets at May 31, 2013, compared with $228.5 million or 33% of our total assets at May 31, 2012 and $189.0 million at August 31, 2012 or 27% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $53.8 million during fiscal 2013 due to cash provided by operations of $193.6 million, $91.0 million from the exercise of employee stock options and $14.9 million of tax benefits from share-based payment arrangements partially offset by $188.1 million in stock repurchases, dividend payments of $40.7 million and capital expenditures of $13.3 million.

Free cash flow for the third quarter of fiscal 2013 was a record high of $92.4 million, up 31.6% from a year ago due to higher levels of net income, a significant decrease in account receivables and a reduction in capital expenditures. Free cash flow generated in the third quarter of fiscal 2013 of $92.4 million was attributable to $53.4 million of net income, $29.4 million of positive working capital changes and $13.8 million in non-cash expenses less $4.2 million in capital expenditures. Working capital improvements of $29.4 million was derived from stronger accounts receivable collections in the past three months, increased accrued compensation and a reduction in tax payments due to stock option exercises. Consistent with prior years, we issued approximately $8.8 million in annual invoices during the second quarter of fiscal 2013, which resulted in our accounts receivable balance increasing by $6.9 million between November 30, 2012 and February 28, 2013. When our annual invoices are generated and issued for services to be provided over the next twelve months, we expect our accounts receivable balance to rise in the second quarter and subsequently decrease in the following third quarter as evidenced this year when our accounts receivable balance decreased by $16.6 million in the third quarter of fiscal 2013. Over the past 12 months, ASV is up $52 million while accounts receivable has only increased by $2.6 million over the same period, reflecting an improvement in our days sales outstanding (“DSO”) from 30 to 29 days, the lowest DSO on record for us. We have seen DSOs decrease substantially over the past several years as we continue to optimize our internal billing and collection processes.

Free cash flow generated over the last twelve months was $231.8 million and exceeded net income by 18.1%. Included in the twelve month calculation of free cash flow was $250.7 million of net cash provided by operations less $18.9 million of capital expenditures. Free cash flow of $231.8 million generated in the last twelve months was from record levels of net income and incremental non-cash expenses partially offset by a decline in working capital of $3.7 million.

Net cash used in investing activities was $4.5 million during the third quarter of fiscal 2013 due to capital expenditures of $4.2 million and $0.3 million in purchases of investments. Net cash used in investing activities was $1.7 million lower in the current quarter compared to a year ago because of a reduction in leasehold improvements partially offset by the purchases of investments. In the first nine months of fiscal 2013, net cash used in investing activities was $14.9 million, down from $31.9 million during fiscal 2013 because in the year ago period we purchased $15.0 million of certificates of deposit with maturity dates ranging from six to twelve months from purchase date.

Net cash provided by financing activities was $2.2 million during the third quarter of fiscal 2013 as we received $64.7 million in proceeds from employee stock plans and related tax benefits partially offset by the repurchase of 536,383 shares for $49.0 million under the existing share program and $13.4 million in dividend payments. Net cash provided by financing activities was $22.4 million higher in the current year quarter compared to the prior year due to higher proceeds from employee stock plans and incremental tax benefits from share-based payment arrangements partially offset by an increase in share repurchases of $21.7 million. In the year ago quarter, we repurchased 276,000 shares for $27.3 million under the program. Proceeds from employee stock exercises and related income tax benefits increased by $45.6 million in the third quarter of fiscal 2013 compared to the year ago quarter because the number of employee stock options exercised increased by 670,585. In the first nine months of fiscal 2013, net cash used in financing activities was $122.9 million, up from $85.4 million during fiscal 2012 primarily due to the significant increase in share repurchases year over year.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As of May 31, 2013, our total cash and cash equivalents worldwide was $242.8 million with no outstanding borrowings. At quarter end, approximately $165.6 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $59.5 million in Europe (predominantly within the UK and France) and the remaining $17.7 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $4.2 million for the quarter ended May 31, 2013, down from $6.2 million in the same period a year ago. Approximately $3.4 million or 81% of capital expenditures was for computer equipment including increasing the number of servers and power into our existing data centers, purchasing new laptop computers and peripherals for our growing employee base, upgrading our computer systems in our data collection centers in India and the Philippines and improving telecommunication equipment. The remaining 19% of capital expenditures was for office expansions, primarily the completion of new space in Boston and the Philippines as well as new furniture in Norwalk.

During the first nine months of fiscal 2013 capital expenditures were $13.3 million compared to $16.9 million in the comparable prior year period. Of the $13.3 million, approximately 70% or $9.3 million related to computer equipment as we purchased more machines for our Virginia and New Jersey data centers, acquired laptop computers for our growing employee base, updated internal telecom equipment and upgraded computer systems in our data collection centers during the first nine months of fiscal 2013. Capital spending levels were $3.6 million lower in the first nine months of fiscal 2013 due to $2.5 million more of build-out costs incurred and $0.9 million of new furniture and fixture additions during fiscal 2012. Capital expenditures were higher in fiscal 2012 compared to fiscal 2013 because a year ago we completed the fit-out of new space in Norwalk and New York.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $4.4 million of standby letters of credit have been issued in connection with our current leased office space as of May 31, 2013. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At May 31, 2013, we were in compliance with all covenants contained in the standby letters of credit.

Off-Balance Sheet Arrangements

At May 31, 2013 and August 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

During the first nine months of fiscal 2013, we repurchased 2,016,383 shares for $183.3 million under the existing share repurchase program. On May 14, 2013, our Board of Directors approved a $200 million expansion of the existing share repurchase program. Including the expansion, $206.5 million remains authorized for future share repurchases at May 31, 2013. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2012, we had total purchase commitments of $52.2 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2013.

During fiscal 2013, we entered into new lease agreements for additional office space in France, Italy, Latvia and Austin, Texas in the ordinary course of business to support our existing operations. At the time these new lease agreements were entered into, our future minimum rental payments increased by $1.8 million. However, our commitments under our operating leases decreased from $141.2 million at August 31, 2012 to $121.3 million at May 31, 2013 due to nine months of rent payments and the effects of foreign currency.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three and nine months ended May 31, 2013.

Dividends

On May 14, 2013, our Board of Directors approved a 13% increase in our regular quarterly dividend, beginning with the dividend payment in June 2013 of $0.35 per share, or $1.40 per share per annum. The cash dividend of $15.4 million was paid on June 18, 2013, to common stockholders of record on May 31, 2013. With our dividends and our share repurchases, in the aggregate, we have returned $309 million to shareholders over the past 12 months. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices (e.g., Dow Jones Industrials, Russell 1000, MSCI EAFE, S&P 500 and NASDAQ Composite) continue to experience volatility. Approximately 83% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients who perform M&A advisory work and equity research account for approximately 17% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Business Outlook

The following forward-looking statements reflect our expectations as of June 18, 2013. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2013 Expectations

–	Revenues are expected to range between $218 million and $221 million.

–	Operating margin is expected to range between 33.0% and 34.0%.

–	The annual effective tax rate is expected to range between 28.5% and 29.5%.

–	Diluted EPS should range between $1.18 and $1.21, the midpoint of the range represents 11% growth over last year’s fourth quarter.

Full Year Fiscal 2013 Expectations

–	Capital expenditures, net of landlord contributions, is expected to range between $20 million and $28 million for the full year fiscal 2013.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $13 million while our non-U.S. dollar denominated expenses are $172 million, which translates into a net foreign currency exposure of $159 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of May 31, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the fourth quarter of fiscal 2015 and 40% of our net British Pound exposure through the end of the second quarter of fiscal 2014. We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. At May 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion and ($1.0) million, respectively. At May 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was ☐10.0 million and ($0.1) million, respectively. A loss on derivatives during the third quarter of fiscal 2013 of $0.2 million was recorded into operating income compared to a loss of $0.4 million a year ago. During the first nine months of fiscal 2013, a loss on derivatives of $0.6 million was recorded into operating income compared to a loss of $0.3 million in the same period a year ago. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

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

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2013. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $5.3 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2013, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2013, would result in a decrease in operating income by $15.1 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2013 would increase the fair value of total assets by $21.3 million and equity by $19.2 million.

Interest Rate Risk

The fair market value of our cash and investments at May 31, 2013 was $257.4 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2013 to the risk factors identified in the Company’s fiscal 2012 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
March 2013	40,400	$90.94	40,400	$51,819
April 2013	495,983	$91.43	495,983	$6,470
May 2013*	-	-	-	$206,470
Total	536,383	$91.40	536,383

* On May 14, 2013, the Company’s Board of Directors approved a $200 million expansion of the existing share repurchase program. At that time, the Company had $6 million remaining under the program. Including the $200 million expansion, $206 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 10, 2013	/s/ MAURIZIO NICOLELLI
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