Form 10-K
period 2013-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2013-10-30
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2013

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

 Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $3,932,642,411.

The number of shares outstanding of the registrant’s common stock, as of October 21, 2013, was 43,105,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 30, 2013, for the 2013 Annual Meeting of Stockholders to be held on December 17, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2013

Part I

ITEM 1. BUSINESS

Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. FactSet combines content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services, content and financial applications. Approximately 81.6% of FactSet’s revenues are derived from investment management clients and the remainder is from investment banking firms who perform M&A advisory work and equity research.

Fiscal 2013 was the Company’s 35th year of operation, its 33rd consecutive year of revenue growth and its 17th consecutive year of positive earnings growth as a public company. In the past 12 months, FactSet has become faster and more relevant to a broader range of users as the Company continues to dedicate itself to building tools to support a variety of user workflows from traditional Asset Management clients to Wealth Managers, Mergers & Acquisitions, Advisory, Sales & Trading, Hedge Funds and Private Equity/Venture Capital. FactSet is on the desktops of many of the largest and most successful financial companies in the world. Its unique applications free global professionals from having to gather and collate financial and economic data, which allows them more time to analyze the data and increase their productivity.

Highlights

●	Founded in 1978, public since 1996
●	Dual listed on the New York Stock Exchange and the NASDAQ Stock Market under the symbol “FDS”
●	$4.8 billion market capitalization
●	29 office locations in 15 countries with 6,258 employees
●	33 consecutive years of revenue growth
●	17 consecutive years of positive earnings growth as a public company
●	11 consecutive years of operating margins greater than 31%
●	Clients can access information from more than 170 data suppliers, 100 exchanges and 90 news sources
●	Annual subscription value (“ASV”) of $888 million as of August 31, 2013
●	2,500 clients and 50,925 users, both metrics up over the prior year
●	Revenues were up 6% and diluted earnings per share grew by 8% in fiscal 2013
●	$251 million in free cash flow generated during fiscal 2013, up 20% from the prior year
●	Employee count rose 9% to 6,258, up 523 employees from a year ago
●	Lowered the Company’s effective tax rate for the full fiscal 2013 year to 26.7%
●	Recognized as one of Fortune’s “100 Best Companies to Work For”
●	Increased the regular quarterly dividend by 13%

Business Strategy

For over 35 years, the Company’s business strategy has been built on the creative use of technology and an unwavering dedication to client service. FactSet allows a user to access data anywhere, anytime – in real-time. A global investment professional is able to keep track of thousands of global financial databases, get custom feeds or integrate their own data into the Company’s solution that goes beyond the basics.

FactSet’s business strategy is to be a leading provider of integrated financial information and analytical applications to the global investment community by consolidating data content with powerful analytics on a single platform while providing superior individual desktop client service. FactSet is a growing, global company that is increasing its international reach, headcount, and ultimately, its competitive edge. The Company saw evidence of this growth in fiscal 2013 as FactSet added 523 employees and increased the number of office locations around the world from 26 to 29.

The Company’s strategy is to continue to concentrate on driving revenue and earnings per share growth by focusing on making FactSet’s product line faster, more relevant and customizable for a broader range of user types. The Company’s business model has allowed FactSet to become a major force within the financial information industry. FactSet believes it is well-positioned to maintain its competitive position into the future for the following reasons:

●	Customizable and versioning deployment options to suit clients of nearly any size and strategy.

●	The ability to access FactSet through mobile platforms.

●	Commitment to investing in product development in order to deliver new technology and applications.

●	Key provider of financial news through StreetAccount.

●	Excellent client service including a 24-hour consulting support desk.

●	A growing geographic footprint that now includes 29 offices throughout the world

●	The ability to offer premier global proprietary datasets that include some of the latest, most accurate fundamentals, estimates and ownership data available.

●	The FactSet application is stable, reliable and scalable.

●	Strong operating metrics and financial results will allow FactSet to reinvest in future growth.

●	FactSet is a well-recognized brand known in the financial industry for delivering superior workflow solutions.

Focus Areas – Looking to the Future

The Company’s vision for the future is to continue its ongoing efforts while making key investments in its operations to position the business for sustainable growth. As stated in previous fiscal years, FactSet runs its strategic and product growth plans to double ASV. While the Company believes it is currently in a strong competitive position in the marketplace, FactSet expects to strengthen and grow its business by focusing on the following objectives:

●

Simplify the User Experience – empower as many users as possible to take advantage of the complete FactSet offering. The goal is an elegant system that does it all, while minimizing the learning curve required to reveal the myriad of extensive features and abilities.

●	Expand, Enhance and Refine Proprietary Content - invest intelligently to improve many proprietary datasets, including FactSet Fundamentals, Estimates, Debt Capital Structure, and Fixed Income.

●

Further Invest in Product Development to Deliver Innovative Products – invest in product development to enhance the Company’s competitive advantage and enable FactSet users with powerful applications that are unique in the industry.

●

Continue to Migrate Client Workflows to FactSet’s new technology platform – advance the implementation of Project NextGen, a multi-year project to migrate existing data center technology to a distributed state-of-the-art platform.

Mobility and Connectivity

FactSet can be accessed anywhere and everywhere. With FactSet Connect, a user can access the FactSet interface, including their customized workspace, from any internet-connected computer. FactSet Mobile brings in-depth analytics to tablet and mobile devices. FactSet clients can access a broad range of mobile apps, which allows each user to bring the latest portfolio performance, earnings, news, prices, estimates, event transcripts, and sales wherever they are.

Products and Services

FactSet offers workspaces designed for investment managers, investment bankers, hedge funds, quantitative research and others throughout each of the Company’s reportable segments. Each personalized solution offers standard features such as wireless connectivity, seamless integration of real-time market data, content choices from hundreds of data sets, Microsoft office integration and financial screening capabilities.

Significant new products and enhancements during fiscal 2013 included improving the speed of Company Reports, release of new Internal Research Notes, a product that leverages FactSet to create and distribute internal research alongside analytics and across portfolios, FactSet Instant Messenger, which enables clients to easily share news, charts, identifiers, and other financial data components while they send and receive messages, increased the coverage by the StreetAccount news team, introduced Fixed Income Analytical Services, which helps clients improve the data that they rely upon, launched Filings 2.0, released a much faster and easier to use version of FactSet for the iPad, created BookBuilder, an application that lets the user create a customized booklet overview of a company they are researching and released several Trader-related enhancements including Volume “At Time” and Portfolio Position History.

Customizable FactSet workspaces for investment managers, investment bankers and other professionals include the following:

Investment Managers

FactSet addresses the challenges unique to investment managers in its integrated platform. With FactSet, a user gains a sophisticated solution that can be customized with the exact data and analytics they need to support their firm's workflow while reducing training, technology, content, and deployment costs. FactSet is tightly integrated to make research efforts seamless. The comprehensive FactSet platform enables investment managers to manipulate data to an unprecedented degree and to present data in an infinite variety of formats, including customized reports and charts. With FactSet, clients around the globe are able to meet virtually all their research needs with just a few mouse clicks. The following are some of the key solutions offered to investment managers by FactSet: Portfolio Analysis, Equity Analysis, Economics and Market Analysis, Quant and Risk Analysis, Fixed Income Analysis, and Research Management Solutions.

Global Banking & Brokerage Professionals

FactSet enables investment banking professionals to gain in-depth company and industry insight with its integrated data and powerful analytical solutions designed specifically for a banker's workflow. From the beginning of research strategy to the end of the pitch, investment banking professionals can have access to the tools and information they need to identify new opportunities and track the companies and industries that are important to them and their clients. The comprehensive FactSet platform enables investment bankers to manipulate data and to present data in a multitude of formats, including customized reports and charts. The following are some of the key solutions offered to the sell-side professionals through the FactSet platform: Models and Presentations in Microsoft Office, Company and Industry Analytics, Idea Screening, Deal Analytics, People Intelligence and Wireless Access.

Other Global Professionals

Not only is FactSet designed to enhance the workflows of investment managers and bankers, but it is also able to be customized to meet the needs of many more professionals involved in hedge funds, private equity, sell-side research, equity sales, trading, consulting, investor relations, law firms and academic institutions.

●	Hedge Funds - Solutions for alternative investments, including long/short positions, equity options and futures

●

Wealth Managers - Solutions that allow a wealth manager to stay on top of their clients’ portfolios, streamline communication and internal research, create account review documents and analyze multiple asset classes

●

Private Equity and Venture Capital - Screening technology and links between funds and their portfolio companies to help the user uncover new investment opportunities, with everything from high-level company snapshot reports to tools that create presentation and deal-ready books

●	Research - Information and tools needed to enhance the research analysts workflow and provides differentiated ideas and opportunities to their clients

●	Sales - News and trends to monitor the markets, consolidate company and industry research, and manage and strengthen client relationships

●	Buy and Sell-Side Traders – Real-time market data quotes, StreetAccount news, and analytics alongside portfolios

●

Plans Sponsors and Pension Funds - Solutions for fund managers specifically designed for selecting, analyzing, and incorporating external managers into an overall plan. For both direct and indirect investment, FactSet allows a user to aggregate portfolios, examine asset classes and styles, and analyze securities on a single platform.

●	Consultants and Advisors - Latest market data, all in firm standard formats and branding, to create flexible models and presentations

●

Investor Relations and Corporate Strategy - Analytics to research comparable companies, manage business development and M&A, access raw and edited transcripts and listen to call audio from company meetings

●	Legal - Accurate, fast updates in order to monitor companies, analyze transactions, and advise clients

●	Academia - Monitor global markets, public and private companies, equities and fixed income assets

●	Government Agencies- Solve governance, risk, and compliance challenges through FactSet’s financial data, analytics, and innovative data management tools

Client Relationships and Support

As of August 31, 2013, there were 50,925 users of FactSet spread across 2,500 clients in over 50 countries worldwide. Approximately 68.4% of fiscal 2013 revenues are from its U.S. client base, 24.3% in Europe and the remaining 7.3% in Asia Pacific. FactSet's client retention rate is 92%. The Company is known throughout the financial industry for having excellent client service, and FactSet continued that track record in fiscal 2013 because one of the Company’s top priorities is to ensure that the user always has the most accurate data available and the support it needs to use FactSet most effectively. Whether it is a quick question or step-by-step guidance through a complex task, FactSet consultants will help the client find answers and maximize the value of FactSet. In addition to unlimited access to the global support desk, every FactSet client is assigned a consultant who becomes familiar with the user’s needs and processes. Consultants train users, assist on projects and answer any questions the client may have. FactSet differentiates itself from others in the care and attention it provides to its users. In response to FactSet’s expanding client base and products, the client support role of the consultant has evolved through the years. FactSet aims to hire consultants to specialize in the products for user type, more effectively route support desk calls and create roles within consulting that encourage proactive support.

Competition

The market for providing accurate financial information and software solutions to the global investment community is highly competitive. The global financial information services industry, in which FactSet competes, includes both large and well-capitalized companies, as well as smaller, niche firms. International and U.S. competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet workstation. However, the number of data providers servicing the financial industry is in many ways smaller than in prior years and decades. The main competitors to FactSet are Bloomberg L.P., Thomson Reuters Inc. and Standard & Poor’s Capital IQ. Bloomberg and Thomson Reuters comprise approximately 31% and 30%, respectively, of the market share in the $25 billion global market data and analysis space. Other competitors and competitive products include online database suppliers and integrators and their applications, such as, MSCI Inc., Morningstar Inc., Dealogic PLC, Interactive Data Corporation, Dow Jones & Company, Inc., Markit Group Limited, BlackRock Solutions, The Yield Book, Inc., RIMES Technologies Corporation and Wilshire Associates Incorporated. Many of these firms offer products or services which are similar to those sold by the Company. FactSet’s development of its own robust sets of proprietary content combined with its news and quotes offering have resulted in more direct competition with the largest financial data providers. As more services overlap and firms look to cut costs, clients are forced to choose just one financial data service provider.

Despite competing market data products and services, FactSet believes it can offer clients a much more complete solution because it has one of the broadest sets of functionalities. FactSet provides in-depth analytics and superior client service, while offering complete content solutions through a desktop UI or a data feed. FactSet enjoys high barriers to entry and believes it would be difficult for another vendor to quickly replicate the extensive databases the Company currently offers. In addition, FactSet's applications, supported by its client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities they offer. As a result, the Company's products have become central to investment analysis and decision-making for clients. While clients may add, reduce or cancel services at almost any time, switching costs may be high. Lastly, the growth of FactSet globally means the Company can service clients in almost every country.

Client Subscription Growth

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. At August 31, 2013, ASV was $888 million, up 6% organically from a year ago. The increase in ASV during fiscal 2013 was driven by broad-based growth across geographical segments, continued use of FactSet advanced applications such as Portfolio Analysis, increased usage of wealth management workflow solutions, expansion of the Market Metrics business, continued growth of in proprietary content sales, additional clients and users, the rollout of annual price increase and increased demand of StreetAccount news. These growth drivers were partially offset by lower than forecasted new ASV from the Company’s investment banking clients as the banks continued their reduction in spending and hiring.

Total ASV	International ASV

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Sweden, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and Mumbai. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments.

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

FactSet is evolving away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster, and more cost-effective machines. As part of a multi-phase project to be executed over several years, FactSet converted many databases and released several applications on this new platform during fiscal 2013. In addition to investing in the future via this NextGen initiative, the Company continued to ensure that its existing mainframe architecture functions at the highest level.

The Company continues to operate fully redundant data centers in Virginia and New Jersey. These data centers handle FactSet’s entire client capacity. In addition, the Company maintains a vast private wide area network that provides a high-speed direct link between the client’s local network and the data content and powerful applications found on FactSet’s mainframe machines.

Corporate History

The following timeline depicts FactSet’s growth within the financial industry over the past 35 years.

Investment in Content Collection

FactSet began its investment in content collection in 2000 in order to gain control of the content that its clients needed, therefore reducing the dependency on data providers. The first step to build the content business was to identify content experts, which involved the acquisition of data companies. Strategically, FactSet assembled a more complete database solution for clients by acquiring LionShares, Mergerstat, CallStreet, JCF, TrueCourse, europrospectus.com, a copy of the Worldscope database from Thomson and StreetAccount. In the past five years, FactSet created production centers for data collection in India and the Philippines, which included the identification of new office space, the hiring of thousands of new employees, and setting up a data collection infrastructure that is the foundation of FactSet content. As of August 31, 2013, approximately 55% or 3,428 employees at FactSet focus on content collection. The goal for FactSet content is to find ways to differentiate from competitors along with increasing the timeliness and accuracy of the data and depth of coverage.

During fiscal 2013, progress was made in the debt capital structure and fixed income data. FactSet prioritized this content set due to its importance to its clients doing company, fixed income, and portfolio analysis. This targeted approach along with continuously striving to exceed client expectations increased user satisfaction in fiscal 2013. In addition, data feeds are an area of focus for the Company. Instead of thinking of data purely as a way to solve a client’s workstation problem, the focus was selling data to other parts of those firms where a workstation wasn’t appropriate, another way to monetize Company content. FactSet provides workflow and productivity solutions, and by expanding the Company’s presence in the feed business, FactSet is further solving clients problems in another dimension of the marketplace. Lastly, the FactSet fundamentals team increased timeliness across all markets while also maintaining quality.

Third-Party Data Content

FactSet aggregates third-party content from more than 170 data suppliers, 100 exchanges and 90 news sources. The Company integrates content from premier providers such as Thomson Reuters, Standard & Poor’s, Axioma, Inc., FTSE, Interactive Data Corporation, Dow Jones & Company Inc., Northfield Information Services, Inc., Barclays Capital, Intex Solutions, Inc., Bureau van Dijk, ProQuote Limited, MSCI Barra, SIX Financial Information USA Inc., APT, Morningstar, Inc., Lipper Inc., Russell Investments, NYSE Euronext, London Stock Exchange, Tokyo Stock Exchange, NASDAQ OMX, Australian Securities Exchange and Toyo Keizai. FactSet combines the data from these commercial databases into its own dedicated online service which the client accesses to perform their analyses. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet seeks to maintain contractual relationships with a minimum of two content providers for each major type of financial data; however this is not possible for all types of data. Certain datasets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. However, FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. The Company has entered into third-party content agreements with varying lengths, and in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. No single vendor or data supplier represented 10% or more of FactSet's total expenses in any fiscal year presented.

Research and Product Development Costs

A key aspect of the Company’s growth strategy is to enhance its existing products and applications by making them faster and the data within them more reliable. FactSet strives to rapidly adopt new technology that can improve its products and services. Research and product development costs relate to the salary and benefits for the Company’s product development and software engineering technical support staff, which equaled approximately 24% and 25% of FactSet’s workforce during fiscal 2013 and 2012, respectively. These research and product development costs are expensed when incurred within cost of services as employee compensation. The Company plans to continue to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and to meet the needs of its clients efficiently.

Sales & Marketing

Approximately 18% of the Company’s workforce conducts sales and consulting services as of August 31, 2013. FactSet leverages its 29 office locations in 15 countries to sell its services to new and existing clients as well as provide client support. In addition to selling FactSet, the Company employs many individuals to brand and market its services. Promoting the FactSet brand, from traditional advertising, to client events, to data sourcing continued during fiscal 2013. While a FactSet Symposium was not held in the U.S. during fiscal 2013 (it is currently scheduled to take place in November 2013), the European Symposium took place in June 2013. Almost 100 industry professionals from around the world, including many FactSet clients, attended the European symposium held during the third quarter of fiscal 2013. The European event grew by more than 10% compared to the 2012 event, and sold out again before the registration close date.  In addition to the European Symposium, The Wall Street Journal published the results of the first annual “Europe’s Best Analysts Survey” in conjunction with FactSet as the data provider on May 22, 2013. FactSet also provided the data for the WSJ’s U.S. and Asia “Best Analysts” surveys. In fiscal 2014 and beyond, FactSet plans to expand its brand presence along with media in newer markets. The Company will continue its messaging to the user base through enhanced marketing materials, sharing insights on the FactSet website and by extending its web presence through social media outlets, including Facebook, Twitter and LinkedIn.

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

Government Regulation

The Company is subject to reporting requirements, disclosure obligations and other recordkeeping requirements per the Securities and Exchange Commission (“SEC”) and the various local authorities that regulate each location in which FactSet operates in. The Company’s wholly owned subsidiary, FactSet Data Systems, Inc., is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. FactSet Data Systems, Inc., as a registered broker-dealer, is subject to Rule 15c3-1 under the Securities and Exchange Act of 1934, which requires that the Company maintain minimum net capital requirements. The Company claims exemption under Rule 15c3-3(k)(2)(ii).

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

Employees

FactSet continues to invest aggressively in its people in order to recruit, develop and retain a talented employee workforce. The Company believes that its future success depends in part on its continued ability to hire, assimilate and retain qualified personnel. One of FactSet’s top priorities is to maintain competitive compensation, benefits, equity participation and work environment practices and policies in order to attract and retain qualified personnel. To date, FactSet believes that it has been successful in recruiting qualified employees. Approximately 85% of hiring in fiscal 2013 came from on campus college recruiting. Industry hiring grew as well in fiscal 2013. FactSet has not experienced any work stoppages and believes its employee relations are good. None of the Company’s employees are represented by a collective bargaining arrangement.

As of August 31, 2013, employee headcount was 6,258, up 9% from a year ago. Of this total, 1,888 employees were located in the U.S., 663 in Europe and 3,707 in the Asia Pacific region. For the fourth consecutive year, FactSet hired at least 484 people and in the past four years, the Company has created a net new 3,296 jobs around the world, which equals a four year compounded annual growth rate of 21%. Fiscal 2013 employee growth was broad-based as FactSet welcomed new classes of software engineers and sales consultants, and continued the expansion of its proprietary content collection operations in India and the Philippines. Since the beginning of fiscal 2013, FactSet has increased its content collection headcount by 12% or approximately 380 employees, primarily at its offshore facilities. In addition to the hiring of employees for the Company’s content collection operations, FactSet grew by approximately 98 net new engineering and product development employees and 49 net new consultants in the past year, as we continue to improve our applications and service the existing client base. Approximately 55% of the Company’s employees are involved with content collection, 24% work in product development, software and systems engineering, another 18% conduct sales and consulting services and the remaining 3% provide administrative support.

FactSet received the following accolades during fiscal 2013:

●	Ranked #44 on Fortune’s “100 Best Companies to Work For”
●	FactSet Europe was named one of the “UK’s 50 Best Workplaces”
●	Recognized as one of “France’s 50 Best Workplaces”
●	Ranked in BusinessWeek’s “Best Places to Launch a Career”

To date, the Company believes that it has been successful in recruiting qualified employees, but there is no assurance that FactSet will continue to be successful in the future.

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of August 31, 2013:

Name of Officer	Age	Office Held with the Company	Officer Since

Philip A. Hadley	51	Chairman of the Board of Directors, Chief Executive Officer	2000
Peter G. Walsh	48	Executive Vice President, Chief Operating Officer	2005
Michael D. Frankenfield	48	Executive Vice President, Director of Global Sales	2001
Maurizio Nicolelli	45	Senior Vice President, Chief Financial Officer	2009
Kieran M. Kennedy	48	Senior Vice President, Director of Sales Operations	2002
Rachel R. Stern	48	Senior Vice President, Strategic Resources, General Counsel and Secretary	2009

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

Peter G. Walsh, Executive Vice President, Chief Operating Officer. Mr. Walsh joined the Company in 1996 as Vice President, Planning and Control within the Company’s Finance group. Mr. Walsh held the position of Vice President, Director of Finance from 1999 until 2001. From late 2001 to February 2005, Mr. Walsh occupied the position of Vice President, Regional Sales Manager of the U.S. Southeast Region. On March 1, 2005 he assumed the position of Chief Financial Officer and Treasurer. On October 1, 2009, Mr. Walsh was promoted to his current position as the Company’s Chief Operating Officer, where he is responsible for product development, content collection and software and systems engineering. Prior to joining FactSet, Mr. Walsh held several positions at Arthur Anderson & Co. Mr. Walsh received a B.S. in Accounting from Fairfield University. He has earned the right to use the Chartered Financial Analyst designation and is a member of the CFA Institute.

Michael D. Frankenfield, Executive Vice President and Director of Global Sales. Mr. Frankenfield joined the Company in 1989 within the Consulting Services Group. From 1990 to 1994, Mr. Frankenfield held the position of Vice President, Sales with the Company. From 1995 to 2000 Mr. Frankenfield was Director of Investment Banking Sales with the Company. From 2000 until 2005, Mr. Frankenfield was Director of Sales and Marketing with FactSet and from September 2005 until August 2009, he was the Director of Investment Management Services. In August 2009, he was promoted to his current position as Director of Global Sales. Mr. Frankenfield received a B.A. in Economics and International Relations from the University of Pennsylvania and has earned the right to use the Chartered Financial Analyst designation and is a member of the CFA Institute.

Maurizio Nicolelli, Senior Vice President, Chief Financial Officer. Mr. Nicolelli joined the Company in 1996 as the Senior Accountant and held the position of Chief Accountant from 1999 to 2001. From 2002 to 2009, he served as Vice President and Comptroller of the Company. From October 2009 to 2013, he occupied the position of Senior Vice President, Principal Financial Officer. On October 18, 2013, Mr. Nicolelli was appointed to his current position as Senior Vice President, Chief Financial Officer. Prior to joining FactSet, he was employed at PricewaterhouseCoopers LLP. He holds a B.S. degree in Political Science from Syracuse University and an M.B.A. degree in Accounting from St. John's University. Mr. Nicolelli is a CPA licensed in the state of New York.

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

Rachel R. Stern, Senior Vice President, Strategic Resources, General Counsel and Secretary. Ms. Stern joined the Company in 2001 as General Counsel. On October 1, 2009, Ms. Stern was appointed to her current position as Senior Vice President, Strategic Resources, General Counsel and Secretary. In addition to the Legal department at FactSet, she is also responsible for Investor Relations, Human Resources, Facilities and Real Estate Planning, Third-Party Content and Strategic Partnerships, Knowledge Management, and Leadership Development. Prior to joining FactSet, Ms. Stern was associated with Cravath, Swaine & Moore. Ms. Stern is admitted to practice in New York and Washington, D.C., and as House Counsel in Connecticut. She received her law degree from the University of Pennsylvania, graduated summa cum laude from Yale University and received a master’s degree with distinction from the University of London.

Additional Information

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	20
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-42
Quantitative and Qualitative Disclosures about Market Risk	42-43
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	51
Note 6 to Consolidated Financial Statements entitled Segment Information	60-61

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

A decline in equity returns may impact the buying power of FactSet’s investment management clients

Major equity indices and the global economy have experienced increased levels of volatility. Approximately 81.6% of the Company’s annual subscription value is derived from its investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Uncertainty, consolidation, and business failures in the global investment banking industry may cause FactSet to lose additional clients and users

The global investment banking industry continues to experience uncertainty, consolidation and business failures. This consolidation has resulted in a reduction in the number of prospective clients and users within the investment banking sector. FactSet’s sell-side clients who perform M&A advisory work and equity research account for approximately 18.4% of its revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. The continued lack of available credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect the Company’s financial results and future growth.

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

Increased competition in FactSet’s industry may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products. Its competitors range in size from multi-billion dollar companies to small, single-product businesses that are highly specialized. While the Company believes the breadth and depth of its suite of products and applications offer benefits to its clients that are a competitive advantage, its competitors may offer price incentives to acquire new business. Competitive pricing pressures did not have a material impact on the Company’s results of operations during fiscal 2013 or in any other fiscal year presented. However, future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues. Weak economic conditions can also result in clients’ seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries FactSet serves could lower demand for its services. In recent years, FactSet has seen clients intensify their focus on containing or reducing costs as a result of the more challenging market conditions. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If clients elect to reduce their spending with FactSet, the Company’s results of operations could be materially adversely affected. Clients may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their needs for financial market data. If clients elect to consolidate their spending on financial market data services with other vendors and not FactSet, the Company’s results of operations could be adversely affected.

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

Risks of doing business internationally

During fiscal 2013, approximately 32% of the Company’s revenue was generated outside the U.S. As of August 31, 2013, the Company employed 4,370 employees outside the U.S., representing 70% of the employee headcount worldwide and a 12% increase in the last 12 months. Because FactSet sells its services outside the U.S, the Company is subject to risks associated with doing business internationally that could have a material adverse effect on its results of operations including: the impact of recessions and market fluctuations; adverse changes in foreign currency exchange rates; difficulty in the enforcement of contractual provisions in local jurisdictions; unexpected changes in foreign laws and regulatory requirements; difficulties in successfully adapting the Company’s products and services to the language, regulatory and technology standards of other countries; resistance of local cultures to foreign-based companies and difficulties engaging local resources; inflation; natural disasters in developing countries; and political and economic instability.

The negotiation of contract terms supporting new and existing datasets or products

FactSet is a provider of global financial and economic information on companies worldwide. Clients have access to the data and content found within these databases, which they can combine and utilize in nearly all of the Company’s applications. These databases are important to the Company’s operations because they provide its clients with key information such as company fundamentals, estimates, global equity ownership, M&A data, events and transcripts, earnings and other equity and fixed income data. FactSet aggregates third-party content from more than 170 data suppliers, 100 exchanges and 90 news sources. The Company has entered into third-party content agreements with varying lengths from as long as five years to as short as on an ad-hoc basis. The agreements in some cases can be terminated on one year’s notice at predefined dates, in other cases on shorter notice.

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

Exposure to fluctuations in currency exchange rates that could negatively impact financial results and cash flows

The Company faces exposure to adverse movements in foreign currency exchange rates because 70% of FactSet’s employees and 45% of its leased office space are located outside the U.S. These exposures may change over time as business practices evolve, and they could have a material adverse impact on the Company’s financial results and cash flows. The Company’s primary exposures relate to expenses denominated in Euros, British Pound Sterling, Japanese Yen, Indian Rupee and Philippines Peso. This exposure has increased over the past 12 months primarily because the Company’s international employee base rose 12% since August 31, 2012. FactSet’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while its non-U.S. dollar denominated expenses are $169 million, which translates into a net foreign currency exposure of $154 million per year. Although FactSet believes that its foreign exchange hedging policies are reasonable and prudent under the circumstances, the Company’s attempt to hedge against these risks may not be successful, resulting in an adverse impact on its results of operations.

Resolution of ongoing and other probable audits by tax authorities

FactSet is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining its worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company’s provision for income taxes, tax liability or effective tax rates in the future could be adversely affected by numerous factors including, but not limited to, income before income taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in the valuation of deferred tax assets and liabilities and changes in tax laws, regulations, accounting principles or interpretations thereof. FactSet is subject to the continuous examination of its income tax returns by the Internal Revenue Service and other tax authorities. Although FactSet believes its tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on the Company’s results of operations, including its provision for income taxes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At August 31, 2013, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco and San Mateo, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Company’s operating segments. The leases expire on various dates through 2024. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. Including new lease agreements entered into during fiscal 2013, the Company’s worldwide leased office space increased to approximately 809,000 square feet at August 31, 2013, up 2,000 square feet or 0.3% from August 31, 2012. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

On September 9, 2013, FactSet relocated its California office from San Mateo to San Francisco. Located in the North Financial District of San Francisco, the new office gives local financial professionals even easier access to FactSet's industry-leading client service, powerful financial analytics, and the broadest scope of data available. FactSet established a West Coast presence 20 years ago with its San Mateo office in 1993. The relocation affords FactSet with new opportunities to recruit top talent for software engineering, client support, and product development as well as provides an extremely collaborative environment in a dynamic section of San Francisco.

At August 31, 2013, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments

2014	$27,662
2015	23,621
2016	17,684
2017	16,359
2018	15,434
Thereafter	29,092

Total	$129,852

ITEM 3. LEGAL PROCEEDINGS

From time to time, FactSet is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its annual results of operations or its annual cash flows. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND   ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders and Dividends

Market Information - FactSet common stock is listed on the New York Stock Exchange and the NASDAQ Stock Market under the symbol FDS. The following table sets forth, for each fiscal period indicated, the high and low sales prices per share of the Company’s common stock as reported on the New York Stock Exchange.

	FIRST	SECOND	THIRD	FOURTH

2013
High	$104.81	$99.08	$102.39	$112.40
Low	$87.09	$86.88	$88.67	$96.87

2012
High	$106.06	$95.52	$109.20	$108.00
Low	$80.93	$85.45	$85.38	$88.56

Holders of Record - At October 21, 2013, there were approximately 115,238 holders of record of FactSet common stock. However, because many of FactSet’s shares of common stock are held by brokers and other institutions on behalf of stockholders, FactSet is unable to estimate the total number of stockholders represented by these record holders. The closing price of FactSet’s common stock on October 21, 2013 was $109.19 per share as reported on the New York Stock Exchange.

Dividends - In fiscal 2013, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date

August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013(1)	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012

(1)

On May 14, 2013, FactSet’s Board of Directors approved a 13% increase in the regular quarterly dividend, beginning with the Company’s dividend payment on June 18, 2013 of $0.35 per share, or $1.40 per share per annum.

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2013.

(c)	Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)(1)
June 2013	829,293	$99.86	829,293	$123,655
July 2013	471,025	$107.32	471,025	$73,107
August 2013	97,033	$109.99	97,033	$62,434
	1,397,351	$103.08	1,397,351

(1)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Company’s Proxy Statement filed on October 30, 2013 for its 2013 Annual Meeting of Stockholders.

Stock Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Index, the NYSE Composite Index and the Dow Jones U.S. Financial Services Index on August 31, 2008, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2013. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	For the Years Ended August 31,
	2013	2012	2011	2010	2009	2008
FactSet Research Systems Inc.	$163	$147	$140	$117	$88	$100
S&P 500 Index	$127	$110	$95	$82	$80	$100
NYSE Composite Index	$111	$96	$90	$80	$79	$100
Dow Jones U.S. Financial Services Index	$96	$71	$63	$64	$73	$100

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

Consolidated Statements of Income Data
(in thousands, except per share data)	Years Ended August 31,
	2013		2012	2011		2010	2009
Revenues	$858,112		$805,793	$726,510		$641,059	$622,023
Operating income	269,419	(1)	272,990	238,335	(4)	221,634	211,030
Provision for income taxes	72,273		85,896	67,912		71,970	67,172
Net income	198,637	(2)	188,809	171,046	(5)	150,211	144,950	(6)
Diluted earnings per common share	$4.45	(3)	$4.12	$3.61	(5)	$3.13	$2.97	(6)
Weighted average common shares (diluted)	44,624		45,810	47,355		48,004	48,789
Cash dividends declared per common share	$1.32		$1.16	$1.00		$0.86	$0.76

Consolidated Balance Sheet Data
(in thousands)	August 31,
	2013	2012	2011	2010	2009
Cash and cash equivalents	$196,627	$189,044	$181,685	$195,741	$216,320
Accounts receivable, net of reserves	73,290	74,251	75,004	59,693	62,854
Goodwill and intangible assets, net	280,796	289,162	274,575	274,170	227,705
Total assets	690,197	694,143	657,440	644,608	633,952
Non-current liabilities	30,165	28,703	32,829	32,926	33,760
Total stockholders’ equity	$541,779	$552,264	$515,188	$502,406	$500,829

(1)

Fiscal 2013 operating income includes pre-tax charges totaling $18.3 million related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount. These performance-based options vested in the second and fourth quarters of fiscal 2013, respectively, when each acquired business accelerated to achieve stretch growth targets established on the date of grant.

(2)

Includes $12.9 million (after-tax) of incremental expenses related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount and income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and finalizing prior years’ tax returns.

(3)

Fiscal 2013 diluted earnings per common share (“EPS) excludes the net effect of a $0.29 decrease for the vesting of performance-based options partially offset by an $0.16 increase in diluted EPS from the reenactment of the U.S. Federal R&D credit.

(4)

Fiscal 2011 operating income includes a pre-tax charge of $7.9 million related to an increase in the estimated number of performance-based stock options that will vest. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed.

(5)

Includes $5.4 million (after-tax) of incremental expenses related to an increase in the estimated number of performance-based stock options that will vest and income tax benefits of $6.3 million primarily from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010.

(6)

Fiscal 2009 results include income tax benefits of $4.0 million primarily from the reenactment of the U.S. Federal R&D tax credit in October 2008, finalizing prior year tax returns, adjusting certain reserves to reflect the lapse of statute of limitations and a benefit from repatriating foreign earnings to the U.S.

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

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate approximately 81.6% of our revenues from investment management clients and the remainder is from investment banking firms who perform M&A advisory work and equity research.

Fiscal 2013 was our 35th year of operation, our 33rd consecutive year of revenue growth and our 17th consecutive year of positive earnings growth as a public company. Fiscal 2013 was another successful year for us as we attained record levels of revenues, net income, diluted earnings per share and free cash flow through growth in all of our geographical segments and client types. Revenues for the fiscal year grew 6% to $858 million, marking the 33rd consecutive year of positive revenue growth for FactSet. Diluted earnings per share rose to $4.45, representing an 8% growth over the prior year. Free cash flow reached an all-time high of $251 million during fiscal 2013, up 20% over last year. We continued to expand the depth and breadth of our product suite and invest to capture an attractive forward looking opportunity, as evidenced by our 9% employee growth in fiscal 2013. We improved and enhanced our FactSet workstation through several product enhancements and new releases to make it more valuable to our end users. FactSet was also being recognized as a great place to work, yet again, in the U.S., the UK and France. Accolades such as these indicate FactSet creates an environment that is productive, yet enjoyable for our employees, which in turn benefits our client and user base.

Year in Review

Our business model is built upon dedication to client service and the creative use of technology, which has allowed us to become a major force within the $25 billion dollar financial information industry. Looking at our fiscal 2013 achievements reminds us not only how far we have come, but also indicates how well-positioned we are to capitalize on the sizable market opportunity ahead of us. All of our key indicators (ASV, revenues, clients, users, free cash flow and employee count) increased during fiscal 2013, which was a result of our focus on product development, application enhancements, technology and proprietary content during fiscal 2013.

Product Development and Significant Enhancements

During fiscal 2013 we made our product line faster, more relevant, and customizable for a broader range of user types. We invested heavily in new data center technologies, as well as our mobile platforms, including FactSet for the iPad, the iPhone, and the Android. Our goal is to make FactSet a critical component of the daily workflow for all user classes, from the most data intensive quantitative analyst to C-suite executives at our clients. Our product development teams released numerous enhancements to our service during fiscal 2013, many of which were the result of feedback from our client base. Our consultants, who spend their days working with clients, are one of the main conduits of information flow from the market. Each client office visit, phone call, email is logged into our tracking system and, if necessary, the idea is referred to product development. If an idea is actionable, we allocate product development resources to convert the idea into a new product or enhancement. We also conduct extensive market research and stay on top of the latest insight in the academic and professional communities. The net effect of feedback from the marketplace and FactSet market research is a constantly evolving FactSet suite of products that is an integral part of the workflow for our 50,925 users.

Summarized below are several application enhancements released during fiscal 2013:

●

StreetAccount News - since acquiring StreetAccount in July 2012, we have made significant investment in coverage and resources. In fiscal 2013, we doubled the StreetAccount London staff, which greatly increased our European coverage. We also expanded the number of companies covered, introduced company-specific earnings previews as well as “Street Takeaways” that briefly summarize analysts’ opinions. We continued to improve on our 24-hour coverage of market, geopolitical, and macroeconomic news by adding staff and launching new features in the U.S., Europe, and Asia.

●

iPad - we released an easier, better, and much faster version of FactSet for the iPad in fiscal 2013. This version has a more modern look and feel, enhanced navigation, portfolio analysis capabilities, and an improved news experience.

●

Instant Messenger (“FactSet IM”) - provides clients with a compliance-friendly, open collaboration platform. FactSet IM is fully integrated within the FactSet workstation to let users easily share news, charts, identifiers, and other financial data components while they send/receive messages. FactSet IM was specifically designed to let users connect and communicate between a broad range of consumer, enterprise, and professional instant messenger networks including AOL, GoogleTalk, Microsoft Lync, Cisco CUPS, and more.

●

Fixed Income Portfolio Analysis (“FIPA”) - clients use FIPA to analyze the performance of fixed income portfolios. During fiscal 2013 we released a number of enhancements to FIPA, including a dramatic expansion of our network of servers to calculate the quantitative models that drive the analysis, as well as a tool to automate the testing of FIPA results.

●

Filings 2.0 – for real-time consumers, there’s a new Blackline Report, which highlights changes in incoming EDGAR filings within seconds of release. For analysts and librarians, there’s faster and more intuitive document access, which helps in locating obscure filings. For the legal community, there are new tools for finding and evaluating precedent language. For buy- and sell-side analysts, there’s an expanded suite of searches to expose the market-moving minutiae across millions of pages of filings.

●

BookBuilder – new application to enables users to create a customized booklet that provides a complete overview of a company that they are researching. Users can compile documents (e.g., StreetAccount news, regulatory filings, transcripts, broker and internal research), insert FactSet reports such as Company Guide, and integrate their own content such as proprietary earnings models.

●

Portfolio Position History - enhancement to our industry leading Portfolio Analysis application that tracks the history of a portfolio position over time. This feature is unique to FactSet and it helps portfolio managers and traders evaluate the quality of timing of their buy-sell decisions. Based on intraday ticker history, FactSet predicts the remaining volume for the day at each trading venue, thus helping traders better direct the execution of their orders.

Technology – Faster machines and more efficient data integration

Our business is dependent on our ability to rapidly and efficiently process substantial volumes of data and transactions on our computer-based networks and systems. FactSet’s global technology infrastructure supports our operations and is designed to facilitate the reliable and efficient processing and delivery of data and analytics to clients. We are evolving away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster, and more cost-effective machines. As part of a multi-phase NextGen project to be executed over several years, we converted many databases and released several applications on this new platform during fiscal 2013. Roughly two-thirds of all active FactSet users consume data and analytics from our NextGen Linux environment. An example of improved speed through the NextGen project is Company Guide now delivers insights into a company within seconds on the new platform.

In addition to investing in the future via the NextGen initiative, we continued to ensure that our existing mainframe architecture functions at the highest level through the following technology enhancements released during fiscal 2013:

●

Fixed Income Analytical Services (“FIAS”) - we expanded our state-of-the-art technology grid and software systems to further support our fixed income analytics platform with a new service called FIAS. There are four parts to FIAS: client data integration, production monitoring, security modeling, and analytics modeling. In addition to engaging a collection of people from different teams at FactSet to support clients’ workflow and processes, FIAS leverages our powerful technology grids to compute analytics for three million securities on behalf of our clients each night.

●

Security - data security is paramount at FactSet. Our standards and capabilities regarding the management of data are continually evolving and improving. The security feature at FactSet employs layers of controls to protect data.  Some of these controls are commercially available technology leveraged by us, some facilitated via policies implemented by FactSet regarding the handling of data and lastly, some delivered via processes and automation that are unique to our systems.

Refining Our Proprietary Content and Data Collection Processes

In a relatively short period of time, we have hired thousands of new employees and set up a data collection infrastructure that is the foundation of all the FactSet content offered today. As of August 31, 2013, approximately 55% or 3,428 employees focus on content collection. The goal for FactSet content is to find ways to differentiate from competitors along with increasing the timeliness and accuracy of the data and depth of coverage. During fiscal 2013, we made great progress in refining our collection processes, focusing on timeliness, accuracy, coverage, completeness, cost and usage. The net effect of collecting data more efficiently was a decrease in headcount growth and improved timeliness, accuracy, and coverage. The following were several areas whereby we refined and improved our existing proprietary content during fiscal 2013:

●

Credit Analysis - our collection and presentation of debt capital structure information has advanced beyond what we believe is offered by our competitors. Our data is global, timely and supports a bottom up credit and liquidity analysis with full balance sheet reconciliation. During fiscal 2013, our coverage grew to over 28,000 companies, 5,000 of them private. We integrated terms and conditions and end of day pricing at the bond security and loan facility level, complete with navigation to a fully indexed universe of related prospectus, indentures, and credit agreement source documents.

●

FactSet Fundamentals – began the migration of our collection system to a new faster internal system, which is designed to improve data quality, collection efficiency, reduce the cost of supporting the older collection software and it provides an easier path to innovative new products based on fundamental data.

●

FactSet Estimates - we continued to add differentiating content, such as broader coverage and history of Company Guidance, 2,300 companies with GAAP to Non-GAAP EPS reconciliations, and 3,000 companies with business/product segment estimates.

●

FactSet Fixed Income Terms & Conditions - significant coverage improvements for Terms and Conditions (T&C”), improving our coverage to 200,000 securities. We also now cover T&C data for bank loans, PIPEs, convertibles, and preferred transactions. Document source linking is available to allow clients to verify the accuracy of our data.

●

FactSet Transcripts - we integrated our transcripts with our People database, allowing the reader to get more details on who is speaking on the call. Additionally, we provide audio indexing, which allows the user to toggle between the transcript and our audio recording of the call.

Growth across all Geographies and Key Metrics

Fiscal 2013 was another successful year for our company as we once again attained record levels of revenues, net income, diluted earnings per share and free cash flow. Our just completed fourth quarter produced our best quarter in terms of both client and user additions since fiscal 2011, indicating a strong growth story. We continued our history of gaining new clients and users both in the U.S. and world-wide, as new and existing clients continue to value our functionality and content. We were able to achieve this growth all-while returning over $388 million to stockholders over the last 12 months through our regular quarterly dividends and shares repurchases.

Growth in Several Key Metrics for Fiscal 2013

●	ASV was $888 million at August 31, 2013, up 5.9% organically over the prior year.
●	Revenues grew 6.5% to $858 million.
●	Diluted earnings per share rose 8% to $4.45.
●	Free cash flow generated over the last twelve months was $251 million, up 20%.
●

Accounts receivable decreased $1 million over the last twelve months while organic ASV was up $49 million over the same period, reflecting an improvement in our days sales outstanding from 32 to 30 days.

●	Professionals using FactSet increased to 50,925, up 1,425 users.
●	A net increase of 108 clients over the last twelve months for a total of 2,500 clients at August 31, 2013.
●	Annual client retention remained greater than 95% of ASV and 92% when expressed as a percentage of clients.

U.S. Operations

●	U.S. revenues increased 6.6% to $586.9 million during fiscal 2013.
●	Revenues from U.S. operations accounted for 68% of our consolidated revenues in fiscal 2013, consistent with the prior year.
●	ASV was $606 million at August 31, 2013, up 5.8% from a year ago.
●	Employee count in the U.S. grew to 1,888 employees and represented 30% of all employees at August 31, 2013.

European Operations

●	European revenues increased 5.8% to $208.8 million in fiscal 2013.
●	ASV was $217 million at August 31, 2013, up 4.2% year over year.
●	Headcount increased by 56 in fiscal 2013 and represented 11% of all employees world-wide at August 31, 2013.

Asia Pacific Operations

●	Asia Pacific revenues increased 7.8% to $62.4 million in fiscal 2013.
●	ASV was $65 million at August 31, 2013, up 4.0% year over year.
●	Headcount increased by 419 in fiscal 2013 and represented 59% of all employees world-wide at August 31, 2013.

Capital Expenditures

●	Capital expenditures were $18.5 million in fiscal 2013.
●

$12.2 million or 66% of capital expenditures during fiscal 2013 were for computer equipment including increasing the number of servers and power into our existing data centers, purchasing new laptop computers and peripherals for our growing employee base, upgrading our computer systems in our data collection centers in India and the Philippines and improving telecommunication equipment.

●

Approximately $6.3 million or 34% of capital expenditures was for office expansions, primarily for the build out of our new office in San Francisco, additional furniture for existing space in Boston and Norwalk, the relocation and fit-out of our new Hong Kong office during October 2012 and expansion space in the Philippines.

Returning Value to Stockholders

●	We increased our quarterly dividend 13% from $0.31 to $0.35 per share in May 2013.
●	We paid $56.0 million of regular quarterly dividends during fiscal 2013.
●	We expanded our existing share repurchase program by an additional $200 million in May 2013.
●	We repurchased 3.4 million shares for $327 million under the program.

Awards, Recognition and Job Creation

●	Ranked #44 on Fortune’s “100 Best Companies to Work For,” marking our fifth appearance on that list in the last six years.
●	FactSet Europe was named one of the “UK’s 50 Best Workplaces.”
●	Recognized as one of “France’s 50 Best Workplaces.”
●	Employee count was 6,258 at August 31st, up 9% from a year ago. This marks the fourth consecutive year we have hired at least 450 people.
●	FactSet has created a net new 4,324 jobs around the world in just the past five years.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report on Form 10-K.

(in thousands, except per share data) Years Ended August 31,	2013	2012	Change	2012	2011	Change
Revenues	$858,112	$805,793	6.5%	$805,793	$726,510	10.9%
Cost of services	306,379	275,537	11.2%	275,537	244,623	12.6%
Selling, general and administrative	282,314	257,266	9.7%	257,266	243,552	5.6%
Operating income	269,419	272,990	(1.3)%	272,990	238,335	14.5%
Net income	$198,637	$188,809	5.2%	$188,809	$171,046	10.4%
Diluted earnings per common share	$4.45	$4.12	8.0%	$4.12	$3.61	14.1%
Diluted weighted average common shares	44,624	45,810		45,810	47,355

Revenues

Fiscal 2013 compared to Fiscal 2012

Revenues in fiscal 2013 were $858.1 million, up 6.5% compared to the prior year. Growth was broad-based as we gained positive momentum through adding new clients, users and sales in all our U.S., European and Asia Pacific geographic regions. Our revenue growth drivers during fiscal 2013 were the continued use of our advanced applications such as Portfolio Analysis (“PA”), growth in our client count and total users, incremental revenue from the acquisition of StreetAccount in June 2012, the expansion of our Market Metrics business, continued growth of our proprietary content sales and subscriptions, annual price increases, and increased usage of our wealth management workflow solutions.

Continued Use of our Advanced Applications such as Portfolio Analysis

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth during fiscal 2013. Clients have been buying equity PA seats as they have begun to hire again, an encouraging trend that we hope will continue. Clients have also increased purchases of various other applications within that suite of products. Within the suite, our Fixed Income in PA product has grown at very attractive rates compared to a year ago as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. The just completed fourth quarter of fiscal 2013 was our best quarter in fiscal 2013 for subscription contributions from Portfolio Publishing, SPAR and our suite of third party risk providers whose models and optimizers are fully integrated in PA.

Growth in our client count and total users

A keystone of growth for us is new client acquisition and in the just completed fourth quarter of fiscal 2013, we delivered our highest number of net new client wins in the past seven years. We have now experienced client growth for 15 consecutive quarters and the total number of clients was 2,500 at August 31, 2013. This is a net increase of 108 clients during the past 12 months and compares to 155 net new clients during fiscal 2012. New clients typically begin at lower subscription levels and grow over the first few years. Annual client retention as of August 31, 2013 was greater than 95% of ASV and 92% when expressed as a percentage of clients, consistent with a year ago. These metrics indicate to us that our clients are loyal and when we lose clients, it is often as a result of M&A activity or a business failure that results in firm closure. At August 31, 2013, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2012.

At August 31, 2013, there were 50,925 professionals using FactSet, an increase of 1,425 users from a year ago. Users were flat among investment banking clients, but the overall user count still increased during fiscal 2013 due to expansion in our investment management business. In the past 12 months, our investment management client base has added approximately 1,460 users while our investment banking clients have contracted by 35 users. Investment banking clients remained cautious in fiscal 2013 as they closely reviewed and scrutinized their user populations and right-sized their populations based on how they perceive market opportunities while expanding their users in the fourth quarter due to new hire classes. In the fourth quarter of fiscal 2013, total user count increased by 1,409 compared to only 61 in the third quarter and 1,057 in the year ago fourth quarter. The just completed fourth quarter increase was the highest number of user additions for FactSet since 2011 with significant adds at both investment management and banking clients. We believe that although headcount at our investment banking clients is still under pressure, this recent new user trend should allow us to make gains on the investment management side, which constitutes approximately 18.4% of our revenues.

Incremental Revenue from the Acquisition of StreetAccount

On June 29, 2012, we acquired StreetAccount to complement our news offering with distilled and crucial market moving information for investment management and banking institutions. Our StreetAccount product receives high client praise as we continue to expand the unique ways the product can make our user base more efficient. StreetAccount added $11.5 million of revenue to our operations during fiscal 2013. The revenue growth rate during fiscal 2013 of 6.5% was positively impacted by 120 basis points from the acquisition of StreetAccount. Excluding StreetAccount revenue, the revenue growth during fiscal 2013 would have been 5.3% over the prior year period.

Expansion of our Market Metrics Business

Our Market Metrics business continues to be a strong contributor on a relative basis to our growth. Our Market Metrics local market share suite of products, which was introduced in fiscal 2012, continues to perform well. This suite includes mutual fund, variable annuity and life insurance analytical products and applications for wholesalers that have enabled senior management to understand the value and penetration of their own products in local markets in greater detail than they have been able to examine before. In addition, Market Metrics experienced new growth in the European marketplace during 2013.

Continued Growth of our Proprietary Content Sales and Subscriptions

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

Annual Price Increases

As FactSet has done for the past several years, we issued annual price increases during fiscal 2013. These price increases impacted the majority of our U.S. and non-U.S. investment management clients and resulted in ASV growth of $12.5 million during fiscal 2013 as compared to $12.9 million a year ago. The annual price increases implemented in January 2013 (for U.S. investment management clients) and March 2013 (for non-U.S. investment management clients) grew revenues by $7.8 million during fiscal 2013.

Increased Usage of our Wealth Management Workflow Solutions

During fiscal 2013, we have expanded the FactSet footprint within our wealth management clients by configuring solutions for their workflow. We have experienced positive rates of client and user acquisition both in the U.S. and in Europe as we believe we have an effective offering for that segment of the market. We have managed to displace competitors in our deployment of our workstations at wealth management clients, which is still a relatively new area for us.

Fiscal 2012 compared to Fiscal 2011

Revenues in fiscal 2012 were $805.8 million, up 10.9% compared to the prior year. Included in this total was $1.8 million from the acquisition of StreetAccount on June 29, 2012. Our revenue growth drivers during fiscal 2012 were the continued use of our advanced applications such as PA, growth in the number of clients and users, new features and enhancements to our competitive product suite, expanded deployment of our proprietary data, annual price increases, the ability to access FactSet for the iPad and the iPhone, increased usage of FactSet in Excel by both buy and sell-side users, growth in our Market Metrics business and an annual client retention rate that is greater than 95% of ASV and 92% in terms of clients. These revenue drivers were partially offset by TheMarkets.com cancellation of an earnings estimates feed from us.

Revenues by Geographic Region

(in thousands) Years Ended August 31,	2013	2012	2011
U.S.	$586,865	$550,474	$497,564
% of revenues	68.4%	68.3%	68.5%
Europe	$208,827	$197,404	$178,693
Asia Pacific	62,420	57,915	50,253
International	$271,247	$255,319	$228,946
% of revenues	31.6%	31.7%	31.5%
Consolidated	$858,112	$805,793	$726,510

Fiscal 2013 compared to Fiscal 2012

Our U.S. segment revenues increased 6.6% to $586.9 million in fiscal 2013 compared to fiscal 2012. Growth in our U.S. segment revenues reflects sales of advanced applications such as PA, growth in our client count and total users, expansion of the Market Metrics business, growth in our wealth management workflow solutions, an annual price increase and incremental revenues from the acquisition of StreetAccount in June 2012. Our U.S. investment management client annual price increase implemented in January 2013 drove revenues up by approximately $6.1 million in fiscal 2013. The acquisition of StreetAccount added $11.5 million of revenue to the U.S. segment during fiscal 2013 as compared to only $1.8 million in fiscal 2012. These increases were partially offset by a net investment banking user count decrease of 35 due to the pressures faced by many sell-side firms today.

International revenues in fiscal 2013 were $271.2 million, an increase from $255.3 million in fiscal 2012. The impact from foreign currency decreased international revenues by $2.0 million year over year. European revenues advanced 5.8% to $208.8 million due to a broad selection of global proprietary content, an annual price increase for the majority of our non-U.S. investment management clients in March 2013, increases in user and client counts and clients licensing our advanced applications. Asia Pacific revenues grew to $62.4 million, up 7.8% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased revenues by $2.0 million in fiscal 2013. Holding currencies constant, Asia Pacific revenue growth year over year was 11.3%, primarily due to our ability to sell additional services to existing clients and new client and user growth over the last 12 months. In March 2013, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $1.7 million during fiscal 2013. Revenues from international operations accounted for 31.6% of our consolidated revenues during 2013, down slightly from 31.7% a year ago driven by incremental revenue from StreetAccount as well as the strengthening of the U.S. dollar against the Japanese Yen.

Fiscal 2012 compared to Fiscal 2011

Revenues from our U.S. segment increased 10.6% to $550.5 million in fiscal 2012 compared the same period a year ago. Our revenue growth rate in the U.S. reflects strong client and user count growth, the expanded deployment of our proprietary content, an increase in the number of PA users, annual price increases and incremental revenues from Market Metrics. International revenues rose 11.5% in fiscal 2012 due to offering a broader selection of global proprietary content, an annual price increase for the majority of our non-U.S. investment management clients in March 2012, increases in user and client counts and clients licensing our advanced applications. The impact from foreign currency increased international revenues by $0.5 million year over year. European revenues advanced 10.5% to $197.4 million while Asia Pacific revenues grew to $57.9 million, up 15.2% from a year ago. Holding currencies constant, Asia Pacific revenue growth year over year was 14.2%.

Annual Subscription Value (ASV)

At August 31, 2013, ASV was $888 million, up 5.9% organically over the prior year. ASV at a given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time.

($ in millions)
As of August 31,	2013	2012		2011	2010		2009	2008	2007	2006	2005	2004	2003
Total ASV	$888	$843	*	$779	$684	**	$623	$621	$517	$423	$348	$273	$235
Non-U.S. ASV	$282	$271		$246	$218		$200	$195	$157	$126	$92	$56	$47
% of Total ASV Non-U.S.	32%	32%		32%	32%		32%	31%	30%	30%	26%	21%	20%

*	Includes $11.4 million from the acquisition of StreetAccount on June 29, 2012.
**	Includes $15.9 million from the acquisition of Market Metrics on June 1, 2010.

ASV from our U.S. operations was $606 million, up 5.8% from a year ago. International operations added $11 million in new ASV to $282 million during fiscal 2013 representing 32% of our Company-wide total. The percentage of our total ASV derived from investment management clients increased from 80.8% a year ago to 81.6% at August 31, 2013 due to growth in their user and client counts, combined with the cautious nature of our sell-side clients that led to delays in purchasing decisions.

The fiscal 2013 growth in organic ASV of $49 million excludes the impact from foreign currency, primarily due to the strengthening of the U.S. dollar versus the Japanese Yen. The rise in ASV in 2013 was driven by continued growth of PA, the net addition of 108 new clients and 1,425 new users, the expansion of our Market Metrics business, annual price increases, a rise in proprietary content sales and increased usage of our wealth management workflow solutions. As noted earlier, in January 2013, we issued annual price increases for our U.S. investment management clients resulting in ASV growth of $9.1 million and in March 2013, we issued annual price increases for our non-U.S. investment management clients increasing ASV by $3.4 million.

Fiscal 2012 experienced ASV growth of 6.8%, driven by broad-based growth across geographical segments, continued use of FactSet advanced applications such as PA, expanded deployment of proprietary data, growth in the number of clients and users, increased usage of FactSet in Excel by both buy and sell-side users, growth in the Market Metrics Local Market Share suite of products, a high annual client retention rate, annual price increases for the majority of the Company’s investment management clients and the acquisition of StreetAccount in June 2012. These growth drivers were partially offset by a cancellation of an earnings estimates feed to TheMarkets.com as a result of its acquisition by Standard & Poor’s Capital IQ and a decline in ASV from investment banking clients in the past 12 months as the banks continued their reduction in spending and hiring. In January 2012, we issued annual price increases for our U.S. investment management clients resulting in ASV growth of $10.2 million and in March 2012, we issued annual price increases for our non-U.S. investment management clients increasing ASV by $2.7 million.

We believe that our continued ASV growth in both fiscal 2013 and 2012 highlight the stability of our subscription business model. We continue to combine our analytic applications, premier global content and client service to foster growth and the expansion of our business.

Operating Expenses

(in thousands) Years Ended August 31,	2013		2012	2011
Cost of services	$306,379	*	$275,537	$244,623
Selling, general and administrative (“SG&A”)	282,314	**	257,266	243,552
Total operating expenses	$588,693		$532,803	$488,175	***
Operating income	$269,419		$272,990	$238,335
Operating Margin	31.4%		33.9%	32.8%

* Cost of services in fiscal 2013 includes an incremental $1.9 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business in June 2010 and the StreetAccount business in June 2012. These options vested in the second and fourth quarters of fiscal 2013, respectively, when the Market Metrics and StreetAccount businesses accelerated to achieve stretch growth targets established on the date of grant.

** SG&A expenses in fiscal 2013 includes an incremental $16.4 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics and StreetAccount businesses.

*** Included in operating expenses during fiscal 2011 was an incremental $7.9 million of stock-based compensation related to an increase in the estimated number of performance-based options scheduled to vest. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options scheduled to vest and be expensed.

Non-GAAP Financial Measures - Operating income and operating margin calculated in accordance with generally accepted accounting principles in the U.S. (“GAAP”) have been adjusted in the table below to exclude a fiscal 2013 pre-tax charge of $15.7 million related to the vesting of Market Metrics performance-based stock options, a fiscal 2013 pre-tax charge of $2.6 million related to the vesting of StreetAccount performance-based stock options and a fiscal 2011 pre-tax charge of $7.9 million related to an increase in the estimated number of performance-based options scheduled to vest. The incremental stock-based compensation recorded during fiscal 2013 reduced operating income by $18.3 million and operating margin by 210 basis points while the $7.9 million pre-tax charge in fiscal 2011 reduced the operating margin by 110 basis points. We use these non-GAAP financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that the non-GAAP financial measures provided in the table below are useful to investors because it permits investors to view our performance using the same tools that management uses to gauge progress in achieving goals. Investors may benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods and may also facilitate comparisons to its historical performance. The presentation of these non-GAAP financial measures is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

(in thousands)

Years Ended August 31,	2013	2012	2011
Cost of services	$306,379	$275,537	$244,623
Incremental stock-based compensation	(1,948)	-	(1,904)
Non-GAAP Cost of services	$304,431	$275,537	$242,719

SG&A	$282,314	$257,266	$243,552
Incremental stock-based compensation	(16,387)	-	(5,961)
Non-GAAP SG&A	$265,927	$257,266	$237,591

GAAP Operating income	$269,419	$272,990	$238,335
Add back incremental stock-based compensation	18,335	-	7,865
Non-GAAP Operating income	$287,754	$272,990	$246,200
Non-GAAP Operating margin	33.5%	33.9%	33.9%

Cost of Services

Fiscal 2013 compared to Fiscal 2012

Cost of services increased 11.2% to $306.4 million in fiscal 2013 as compared to $275.5 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 35.7% in 2013, which was 150 basis points higher than in 2012 due to higher employee compensation expense associated with new hires in consulting, engineering and content, additional StreetAccount expenses and increased stock-based compensation partially offset by lower third-party data costs.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 190 basis points during fiscal 2013 compared to fiscal 2012 due to new hires in software engineering and consulting, increased headcount in our proprietary content collection operations located in India and the Philippines and salary increases year over year. Excluding $6.9 million of compensation attributable to the StreetAccount workforce, the increase in employee compensation was 110 basis points over the same period last year. During 2013, we have increased headcount at our collection facilities in India and the Philippines by 408. At August 31, 2013, approximately 55% of our employees were involved with content collection. In addition to the hiring of employees at our primary content collection sites, we grew by approximately 98 net new engineering and product development employees and 49 net new consultants in the past year. StreetAccount expenses increased cost of services by approximately 100 basis points due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees and the amortization of acquired intangible assets.

Higher compensation was also driven by increased stock-based compensation expense. Due to the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business in June 2010 and the StreetAccount business in June 2012, an incremental $1.9 million in stock-based compensation expense was recognized in cost of services during 2013.

In connection with our acquisition of the Market Metrics business in June 2010, we granted 746,415 performance-based stock options, which would vest only if accelerated stretch revenue targets were achieved related to the Market Metrics business and option holders remain employed by FactSet. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve the stretch revenue growth targets established on the date of grant, resulting in a pre-tax stock-based compensation charge of $15.7 million, of which $0.2 million was recorded within cost of services and $15.5 million within SG&A. The stock-based compensation charge was equal to the grant date fair value of the stock options awarded at the time of the acquisition and represented a cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets.

In June 2012, we acquired the StreetAccount business and subsequently in July granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the StreetAccount business accelerated to achieve the first usage growth target established on the date of grant, thus the first 20% or 48,314 options vested on August 31, 2013. In addition, due to the accelerated fourth quarter growth and forecasted future usage growth, we estimated that the second 20% tranche will vest by August 31, 2017. This vesting reflected a higher performance level than previously estimated and accordingly increased the number of options that will vest to a total 40%, which required us to record a pre-tax stock-based compensation charge of $2.6 million in the fourth quarter of fiscal 2013, of which $1.7 million was recorded within cost of services and the remaining $0.9 million within SG&A.

Partially offsetting the growth in cost of services during fiscal 2013 were lower levels of third party data costs. Data costs, expressed as a percentage of revenues, decreased 20 basis points in fiscal 2013 compared to the same period in fiscal 2012 as a result a slowing growth rate in users, a reduction in CallStreet third party collection fees, lower variable fees payable to data vendors based on deployment of their content over the FactSet platform partially offset by incremental Market Metrics data collection costs. The disparity between third party data cost growth and our overall revenue growth is a result of our continued investment in FactSet proprietary databases, a long-term strategic initiative that is not only cost-effective, but allows us to create a unique content offering to power our analytical tools.

Fiscal 2012 compared to Fiscal 2011

Cost of services increased 12.6% to $275.5 million in fiscal 2012 compared to $244.6 million in 2011. Cost of services expressed as a percentage of revenues was 34.2% during 2012, an increase of 50 basis points over the prior year due higher employee compensation expense and data costs partially offset by lower computer depreciation, a decline in intangible assets amortization expense and a prior year stock-based compensation charge.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 115 basis points during fiscal 2012 compared to the same period a year ago due to approximately 455 net new hires in software engineering, consulting, and proprietary content collection combined with salary increases. Higher compensation was partially offset by lower stock-based compensation expense in fiscal 2012 because 2011 included a pre-tax charge of $7.9 million related to an increase in the estimated number of performance-based options scheduled to vest (approximately $1.9 million of the total pre-tax charge of $7.9 million was recorded within cost of services). Data costs, expressed as a percentage of revenues, increased 15 basis points in fiscal 2012 compared to the same period a year ago due to our growing user base, the continued expansion of our third party data set offerings and incremental Market Metrics data collection costs.

Lower computer depreciation and amortization of intangible assets expense partially offset the overall increase in costs of services during fiscal 2012 compared to fiscal 2011. Computer-related expenses, including depreciation and computer maintenance costs, decreased 55 basis points in 2012 due to the transition to more efficient and cost-effective servers in our data centers and the use of fully depreciated servers. Amortization of intangible assets declined 25 basis points as additional intangible assets became fully amortized during 2012, while revenues increased over the same period by 10.9%.

Selling, General and Administrative (SG&A)

Fiscal 2013 compared to Fiscal 2012

SG&A expenses increased 9.7% to $282.3 million in fiscal 2013 as compared to $257.3 million in 2012. Expressed as a percentage of revenues, SG&A expenses increased 100 basis points to 32.9% in fiscal 2013 due to incremental stock-based compensation from the vesting of the Market Metrics and StreetAccount performance-based stock options partially offset by a decline in variable employee compensation.

Due to the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics and StreetAccount businesses, an incremental $16.4 million in stock-based compensation expense was recognized in SG&A during 2013. The incremental $16.4 million of stock-based compensation increased SG&A expenses, expressed as a percentage of revenues, from 31.0% to 32.9% and lowered our year-to-date operating margin by 210 basis points.

Fiscal 2012 compared to Fiscal 2011

SG&A expenses in fiscal 2012 were up 5.6% from fiscal 2011. However, expressed as a percentage of revenues, SG&A expenses decreased 160 basis points to 31.9% in 2012 due to lower employee compensation, including stock-based compensation, a reduction in travel and entertainment (“T&E”) spending and lower occupancy costs partially offset by foreign currency hedging losses.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, decreased 150 basis points in fiscal 2012 due to decreased variable compensation and lower stock option expense due to a charge for vesting of performance options last year. Approximately $6.0 million of the total pre-tax stock-based compensation charge of $7.9 million was recorded within SG&A during fiscal 2011. T&E costs, expressed as a percentage of revenues, decreased 50 basis points in 2012 compared to 2011 primarily due to lower interoffice travel and a prior year internal sales conference that did not reoccur in fiscal 2012. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, decreased 30 basis points in fiscal 2012 due to more efficient use of existing leased office space and the timing of acquiring new space.

The decrease in SG&A expenses was partially offset by realized losses of $1.0 million during fiscal 2012 from our hedges. This loss compares to a gain of $4.2 million recorded in SG&A in fiscal 2011 as a result of previously entered into foreign currency forward contracts to hedge our Euro and British Pound Sterling currency risk.

Operating Income and Operating Margin

Fiscal 2013 compared to Fiscal 2012

Operating income declined 1.3% to $269.4 million during fiscal 2013 compared to the prior year. For the twelve months ended August 31, 2013, our operating margin was 31.4%, down 250 basis points from 33.9% a year ago due to higher performance-based stock option expense, salary increases year over year, and additional hiring within our sales, engineering and content collection teams partially offset by lower third party data costs from a slower growing user base and reduced CallStreet third party collection fees. The Market Metrics performance-based stock option charge of $15.7 million recorded in the second quarter of fiscal 2013 and the StreetAccount performance-based stock option charge of $2.6 million recorded in the fourth quarter of fiscal 2013 reduced our fiscal 2013 operating margin by 210 basis points from 33.5% to 31.4%. The continued investment in our personnel resulted in employee count growth of 9% to 6,285 as of August 31, 2013. In addition, StreetAccount negatively impacted our year-to-date operating margin by 30 basis points due to higher employee compensation costs and the amortization of acquired intangibles. The impact from foreign currency increased operating income by $0.6 million in fiscal 2013 compared to $1.3 million a year ago.

Fiscal 2012 compared to Fiscal 2011

Operating income advanced 14.5% to $273.0 million in fiscal 2012 from $238.3 million in fiscal 2011. Our operating margin during 2012 was 33.9%, up 110 basis points from 32.8% a year ago due to lower stock-based compensation expense, a reduction T&E spending, more efficient occupancy costs and a decline in computer depreciation and the amortization of intangible assets. These reductions in expenses were partially offset by higher employee compensation due to expanding the number of employees in all areas throughout the world, including within our content operations, engineering, product development and consulting groups. The impact from foreign currency increased fiscal 2012 operating income by $1.3 million compared to a $0.1 million decrease in operating income during fiscal 2011.

Operating Income by Segment

(in thousands) Years Ended August 31,	2013	2012	2011
U.S.	$138,706	$149,968	$135,327
Europe	100,187	95,417	79,637
Asia Pacific	30,526	27,605	23,371
Consolidated	$269,419	$272,990	$238,335

Our operating segments are aligned with how we, including our chief operating decision maker, manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serves. Sales, consulting, data collection and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Fiscal 2013 compared to Fiscal 2012

Operating income from our U.S. business decreased 7.5% to $138.7 million during fiscal 2013 compared to $150.0 million a year ago. The decline in operating income in 2013 was primarily due to the pre-tax charge of $18.3 million related to the vesting of Market Metrics and StreetAccount performance-based stock options, higher employee compensation within cost of services and an increase in costs from the acquisition of StreetAccount partially offset by a 6.6% increase in U.S. revenues and lower third party data costs, and a decline in intangible asset amortization expense. Of the total pre-tax stock-based compensation charge of $18.3 million, $18.1 million was recorded within the U.S. segment as it related to primarily U.S.-based businesses. The U.S. revenue growth was driven by the continued use of our advanced applications such as PA, growth in our Market Metrics suite of products, $11.5 million of incremental revenues from StreetAccount, an increase in the number of PA users, sales of our wealth management solution, growth in the number of clients of FactSet, and the January 2013 annual price increase for our U.S. investment management clients, which drove revenues up by approximately $6.1 million.

European operating income increased 5.0% to $100.2 million during fiscal 2013 compared to the same period a year ago. The increase in European operating income is due to an $11.4 million increase in revenues, lower employee variable compensation expense, a reduction in T&E spending and lower amortization expense as previously acquired intangible assets become fully amortized. European revenues advanced 5.8% to $208.8 million due to our broader selection of global proprietary content, an annual price increase for the majority of our non-U.S. investment management clients in March 2013, increases in user and client counts and clients licensing our advanced applications.

Asia Pacific operating income increased 10.6% to $30.5 million during fiscal 2013 compared to $27.6 million in the same period a year ago. The increase in Asia Pacific operating income was from $4.5 million of incremental revenues year over year and lower operating expenses due to the impact of foreign currency. Asia Pacific revenue growth year over year of 7.8% was due to growth in our global content offering, the expansion of our real-time news and quotes that services the needs of a global investor, our ability to sell additional services to existing clients and new client and user growth over the last 12 months.

Fiscal 2012 compared to Fiscal 2011

Operating income from our U.S. business increased 11% during fiscal 2012 compared to 2011 primarily due to $52.9 million of incremental revenues, lower interoffice travel, a prior year internal U.S. sales conference that did not reoccur in fiscal 2012, lower computer depreciation and a decline in intangible asset amortization expense partially offset by higher employee compensation within cost of services and an increase in data costs. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers.

European operating income increased 20% to $95.4 million during fiscal 2012 compared 2011 primarily due to an $18.7 million increase in revenues, lower employee variable compensation expense, a reduction in T&E spending and lower amortization expense as previously acquired intangible assets become fully amortized.

Asia Pacific operating income increased 18% to $27.6 million during fiscal 2012 compared 2011 primarily due to $7.7 million of incremental revenues year over year and a more disciplined approach to controlling operating expenses, including T&E.

Other Income, Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) Years Ended August 31,	2013		2012	2011
Other income	$1,491		$1,715	$623
Provision for income taxes	$72,273	*	$85,896	$67,912	**
Net income	$198,637		$188,809	$171,046
Diluted earnings per common share	$4.45		$4.12	$3.61
Effective Tax Rate	26.7	%*	31.3%	28.4%	**

* Included in the provision for income taxes during fiscal 2013 were income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and the finalization of the fiscal 2012 tax return. Our effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2013, it did not reflect the R&D tax credit in any months of 2012 as the R&D credit expired on December 31, 2011. The reenactment of the R&D tax credit was retroactive to January 1, 2012 and resulted in an actual effective tax rate of 26.7% for the full fiscal 2013 year.

** Included in the provision for income taxes during fiscal 2011 were income tax benefits of $6.3 million from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010. The reenactment of the credit was retroactive to January 1, 2010 and resulted in an actual effective tax rate of 28.4% for the full fiscal 2011 year.

Other Income

Fiscal 2013 compared to Fiscal 2012

Other income declined by $0.2 million to $1.5 million during fiscal 2013 as we obtained a lower return on our existing cash and cash equivalents as well as a 50 basis point yield reduction in our certificates of deposit investment. Our return on cash was lower in fiscal 2013 as compared to 2012 because we held more cash within the U.S., which produced a lower return than if we had held the funds in Europe or Asia. The certificates of deposits resulted in interest income of $1.3 million during fiscal 2013 as compared to $1.1 million in 2012. Excluding the interest income from our certificates of deposit, our average annualized return on cash and cash equivalents declined to 10 basis points during fiscal 2013, compared to 32 basis points in fiscal 2012. At no time during fiscal 2013 and 2012 did a component of our cash, cash equivalents and investments portfolio experience a decline in value due to a ratings change, default or increase in counterparty credit risk.

Fiscal 2012 compared to Fiscal 2011

Other income rose by $1.1 million during fiscal 2012 due to our $15.0 million purchase of short-term certificates of deposit in October 2011. These deposits have maturities of less than one year and resulted in interest income of $1.1 million during fiscal 2012. Excluding our returns on the short-term certificates of deposit, our average annualized return on cash and cash equivalents remained relatively flat at 32 basis points during fiscal 2012, compared to 33 basis points in fiscal 2011.

Income Taxes

Fiscal 2013 compared to Fiscal 2012

In fiscal 2013, our provision for income taxes was $72.3 million, down 15.9% from fiscal 2012 due to income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and the finalization of the fiscal 2012 tax return. Income tax benefits of $4.9 million resulted from the reenactment of the U.S. Federal R&D tax credit and a $2.3 million benefit from the finalization of the fiscal 2012 tax return. Excluding the $7.2 million of income tax benefits in fiscal 2013, the annual effective tax rate was 29.3%, which was 200 basis points lower than fiscal 2012 due to the reenactment of the U.S. Federal R&D credit in January 2013.

Fiscal 2012 compared to Fiscal 2011

The fiscal 2012 provision for income taxes was $85.9 million, up 26.5% from fiscal 2011 due to a 14.5% increase in pre-tax income year over year and income tax benefits of $6.3 million recorded in fiscal 2011 from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010. Our annual effective tax rate for fiscal 2012 was 31.3%, 290 basis points higher than our annual effective tax rate in fiscal 2011 primarily due to the income tax benefits recognized in 2011. The fiscal 2011 annual effective tax rate before discrete items of $6.3 million was 30.9% or 40 basis points lower than the 2012 effective tax rate due to the expiration of the U.S. Federal R&D tax credit on December 31, 2011.

Net Income and Diluted Earnings per Share

Fiscal 2013 compared to Fiscal 2012

Net income rose 5.2% to $198.6 million and diluted earnings per share increased 8.0% to $4.45 during fiscal 2013. Included in fiscal 2013 were income tax benefits of $0.16 per diluted share from the reenactment of the U.S. Federal R&D tax credit and the finalization of the fiscal 2012 tax return partially offset by a pre-tax charge of $18.3 million ($12.9 million after-tax) or $0.29 per diluted share related to the vesting of Market Metrics and StreetAccount performance-based stock options. Adding back the stock-based compensation charge of $0.29 per share and excluding the $0.16 in income tax benefits recorded during the year, fiscal 2013 non-GAAP diluted EPS was $4.58, or 11.2% higher than fiscal 2012. Drivers of net income and diluted earnings per share growth in fiscal 2013 were higher levels of revenue, lower third party data costs, a decline in the amortization of intangible assets and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation costs.

Fiscal 2012 compared to Fiscal 2011

Net income rose 10.4% to $188.8 million and diluted earnings per share increased 14.1% to $4.12 during fiscal 2012 compared to fiscal 2011. Included in fiscal 2011 were income tax benefits of $0.13 per diluted share from finalizing our 2010 U.S. tax return and the reenactment of the U.S. Federal R&D tax credit partially offset by a pre-tax charge of $7.9 million ($5.4 million after-tax) or $0.11 per diluted share related to an increase in the estimated number of performance-based stock options that were eligible to vest. Drivers of net income and diluted earnings per share growth in fiscal 2012 were higher levels of revenue, lower T&E, decreased computer depreciation and amortization of intangible assets and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation and a higher effective tax rate due to the expiration of the U.S. Federal R&D tax credit.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while our non-U.S. dollar denominated expenses are $169 million, which translates into a net foreign currency exposure of $154 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 70% of our employees are located as of August 31, 2013. During fiscal 2013, foreign currency movements increased operating income by $0.6 million compared to $1.3 million in fiscal 2012.

As of August 31, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the second quarter of fiscal 2016, 40% of our net British Pound exposure through the end of the second quarter of fiscal 2014 and 50% of our Philippines Peso exposure through the end of fiscal 2014. At August 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.9 billion and ($7.7) million, respectively. At August 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £6.8 million and $0.1 million, respectively. At August 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php515.9 million and ($0.2) million, respectively. There were no other outstanding foreign exchange forward contracts at August 31, 2013. A loss on derivatives of $1.0 million was recorded into operating income during fiscal 2013 and 2012, respectively.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Years Ended August 31,	2013	2012	2011
Net cash provided by operating activities	$269,809	$231,965	$207,136
Capital expenditures (1)	(18,517)	(22,520)	(29,343)
Free cash flow (2)	$251,292	$209,445	$177,793
Net cash used in investing activities	$(20,412)	$(58,849)	$(29,343)
Net cash used in financing activities	$(238,408)	$(158,718)	$(199,123)
Cash and cash equivalents at end of year (August 31)	$196,627	$189,044	$181,685

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Fiscal 2013 compared to Fiscal 2012

Cash and cash equivalents aggregated to $196.6 million or 28% of our total assets at August 31, 2013, compared with $189.0 million at August 31, 2012 or 27% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents increased $7.6 million in the past 12 months due to cash provided by operations of $269.8 million, $124.5 million from the exercise of employee stock options and $25.2 million of tax benefits from share-based payment arrangements partially offset by $332.2 million in stock repurchases, dividend payments of $56.0 million, capital expenditures of $18.5 million, $1.2 million in purchases of investments (time deposits) and $3.4 million from the effect of exchange rate changes on our foreign cash balances.

Free cash flow for fiscal 2013 was $251.3 million, up 20% over the prior year and exceeded net income by 27%. Free cash flow generated during fiscal 2013 was attributable to $198.6 million in net income, $17.5 million of positive working capital changes and $53.7 million in non-cash expenses less $18.5 in capital expenditures. Working capital improvements of $17.5 million were derived from stronger accounts receivable collections, a reduction in tax payments due to stock option exercises and increased accounts payable and accrued expenses. Over the past 12 months, organic ASV is up $49 million while accounts receivable has decreased by $1.0 million over the same period, reflecting an improvement in our days sales outstanding (“DSO”) from 32 to 30 days. We have seen DSOs decrease substantially over the past several years as we continue to optimize our internal billing and collection processes.

Net cash used in investing activities was $20.4 million during fiscal 2013 due to capital expenditures of $18.5 million, $1.2 million in purchases of investments and the final working capital payment of $0.7 million related to the acquisition of StreetAccount in June 2012. Net cash used in investing activities was $38.4 million lower in fiscal 2013 compared to fiscal 2012 due to the acquisition of StreetAccount in June 2012, the purchase of $15 million in time deposits in fiscal 2012 and a $4.0 million decrease in capital expenditures.

Net cash used in financing activities was $238.4 million in fiscal 2013 as we repurchased $332.2 million in common stock and paid out $56.0 million in dividend payments partially offset by $149.8 million in proceeds from employee stock plans and related tax benefits. Net cash used in financing activities was $79.7 million higher in fiscal 2013 compared to the prior year due to an increase in share repurchases of $178.5 million and $6.0 million more in dividends paid during the current year partially offset by an incremental $104.9 million in proceeds from employee stock plans and incremental tax benefits from share-based payment arrangements. In fiscal 2013, we repurchased 3.4 million shares for $327.3 million under the existing program. A year ago, we repurchased 1.6 million shares for $152.7 million. Dividend payments increased by $6.0 million in fiscal 2013 because our Board approved a 13% increase in the regular quarterly dividend during May 2013. Proceeds from employee stock exercises and related income tax benefits increased by $104.9 million in fiscal 2013 as compared to a year ago because the number of stock options exercised by our employees increased by 1.55 million. Through quarterly cash dividends and share repurchases, we returned $388.2 million to our stockholders in fiscal 2013.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect our existing foreign (non-U.S.) cash and related cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for at least the next 12 months and thereafter for the foreseeable future. As of August 31, 2013, our total cash and cash equivalents worldwide was $196.6 million with no outstanding borrowings. Approximately $106.1 million of our total available cash and cash equivalents was held in bank accounts located within the U.S., $69.3 million in Europe (predominantly within the UK and France) and the remaining $21.2 million was held in Asia Pacific at the end of fiscal 2013. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet each segments’ short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. Refer to the section, Contractual Obligations, for the table summarizing our significant contractual obligations as of August 31, 2013 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods.

Fiscal 2012 compared to Fiscal 2011

Our cash and cash equivalents increased $7.4 million in fiscal 2012 compared to fiscal 2011 as a result of cash provided by operations of $232.0 million, $33.7 million from the exercise of employee stock options and $11.2 million of tax benefits from share-based payment arrangements partially offset by cash outflows of $153.6 million related to stock repurchases, dividend payments of $50.0 million, capital expenditures of $22.5 million, the purchase of the StreetAccount business for $21.3 million (net of cash acquired), $15.0 million in purchases of investments, and $7.0 million from the effect of exchange rate changes on our foreign cash balances.

Free cash flow generated in fiscal 2012 was $209.4 million, up 18% over fiscal 2011, and exceeded net income by 11%. Free cash flow during fiscal 2012 was generated from higher levels of net income, positive working capital changes, higher non-cash expenses and a year over year decline in capital expenditures. Working capital improvements of $8.7 million were from stronger accounts receivable collections in the past 12 months and a reduction in tax payments due to stock option exercises. At August 31, 2012, DSO was 32 days, down from 35 days as of August 31, 2011.

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

Net cash used in financing activities was $158.7 million in fiscal 2012 due to share repurchases and dividend payments partially offset by proceeds from employee stock plans. During fiscal 2012, we repurchased 1.6 million shares for $152.7 million under the program as compared to spending $216.6 million in fiscal 2011. Higher dividend payments of $6.0 million were made in fiscal 2012 because our Board of Directors approved a 15% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2012. Proceeds from employee stock exercises decreased from $9.4 million in 2012 compared to 2011 as the number of employee stock option exercises decreased by 0.5 million options.

Capital Resources

Capital Expenditures

Capital expenditures were $18.5 million during fiscal 2013, down from $22.5 million a year ago. Approximately $12.2 million or 66% of capital expenditures during fiscal 2013 was for computer equipment including increasing the number of servers and power into our existing data centers, purchasing new laptop computers and peripherals for our growing employee base, upgrading our computer systems in our data collection centers in India and the Philippines and improving telecommunication equipment. The remaining 34% of capital expenditures was for office expansions, primarily for the build out of our new office in San Francisco, additional furniture for existing space in Boston and Norwalk, the relocation and fit-out of our new Hong Kong office during October 2012 and expansion space in the Philippines. We continue to expand aggressively to meet the needs of our growing global footprint. Including new lease agreements entered into in fiscal 2013, our worldwide leased office space increased by approximately 2,000 square feet and totaled 809,000 square feet at year-end.

Capital expenditures were $22.5 million during fiscal 2012, down from $29.3 million in fiscal 2011. Capital spending levels were $6.8 million lower in fiscal 2012 compared to fiscal 2011 as we relocated our data center from New Hampshire to New Jersey in December 2010 and in that process we purchased several new servers and upgraded many other existing mainframe machines. Approximately $13.1 million or 58% of capital expenditures during fiscal 2012 were for computer equipment including upgrading our mainframe server equipment held in our data centers and laptop computers and peripherals for our employee base. The remaining 42% of capital expenditures was for office expansions, primarily for the build out of new space in Norwalk, New York, the Philippines and Hong Kong.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $2.2 million of standby letters of credit have been issued in connection with our current leased office space as of August 31, 2013. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2013 and 2012, we maintained a zero debt balance and were in compliance with all covenants contained in the standby letters of credit.

Off-Balance Sheet Arrangements

At August 31, 2013 and 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

During fiscal 2013, we repurchased 3.4 million shares for $327.3 million under the existing share repurchase program compared to 1.6 million shares for $152.7 million during fiscal 2012. On May 14, 2013, our Board of Directors approved a $200 million expansion of the existing share repurchase program. Including the expansion, $62.4 million remains authorized for future share repurchases at August 31, 2013. Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

The following table summarizes our significant contractual obligations as of August 31, 2013 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	2014	2015-2016	2017-2018	2019 and thereafter	Total
Operating lease obligations (1)	$27,662	$41,305	$31,793	$29,092	$129,852
Purchase commitments (2)	48,611	1,568	-	-	50,179
Deferred rent and other non-current liabilities	22,334	-	-	-	22,334
Total by period	$98,607	$42,873	$31,793	$29,092	$202,365
Non-current taxes payable and deferred taxes (3)					7,831
Total contractual obligations					$210,196

(1)

Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. For more information on our operating leases, see Note 16 to the Consolidated Financial Statements.

(2)

Purchase obligations represent payment due in future periods in respect of commitments to our various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services.

(3)

Non-current income taxes payable of $5.4 million and non-current deferred tax liabilities of $2.4 million have been included only in the total column in the preceding table due to uncertainty regarding the timing of future payments. Non-current income taxes payable include uncertain tax positions (see Note 15 to the Consolidated Financial Statements).

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

Dividends

On May 14, 2013, our Board of Directors approved a 13% increase in our regular quarterly dividend, beginning with the dividend payment in June 2013 of $0.35 per share, or $1.40 per share per annum. This is the eighth consecutive year that our annual dividend has been increased by more than 10%, resulting in a five year annual dividend growth rate of 14%.

During fiscal years 2013 and 2012, our Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011

All of the above cash dividends were paid from existing cash resources. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Item 8 below.

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

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. We perform ongoing credit evaluations of our clients and do not require collateral. We maintain reserves for potential write-offs and these losses have historically been within expectations. Aged client receivables are analyzed each month and our collection efforts are directed accordingly. We review recent history of client receivable write-offs, analyze trends in aged client receivables and general market conditions to estimate our accounts receivable reserve. At August 31, 2013 and 2012, the receivable reserve was $1.6 and $1.8 million, respectively.

Accrued Compensation

We make significant estimates in determining our accrued compensation. Approximately 15-20% of our employee incentive compensation programs are discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2013 was $35.2 million compared $35.9 million as of August 31, 2012.

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

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities (Section 199) deductions. Our annual effective tax rate was 26.7%, 31.3% and 28.4% in fiscal 2013, 2012, and 2011, respectively.

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

As of August 31, 2013, we have gross unrecognized tax benefits totaling $5.4 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. If recognized, the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the Consolidated Statement of Income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. For this reason, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

November 2010 Annual Employee Performance-based Option Grant Review

In November 2010, we granted 734,334 performance-based employee stock options. None of these performance-based stock options vested because we did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. This reflected a lower performance level than previously estimated and accordingly decreased the number of options that will vest to zero, which required us to reverse $1.4 million of stock-based compensation during fiscal 2012. These performance-based options were recorded as forfeitures in fiscal 2012.

November 2011 Annual Employee Performance-based Option Grant Review

In November 2011, we granted 665,551 performance-based employee stock options. None of these performance-based stock options vested because we did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013.These performance-based options were recorded as forfeitures in the fourth quarter of fiscal 2013.

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, we granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. At August 31, 2013, we estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $3.6 million to be recognized over the remaining vesting period. However, a change in the actual financial performance levels achieved during fiscal 2014 could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2013	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(1,192)	$0
20%	$3,556	$0	$213
60%	$10,668	$2,384	$639
100%	$17,780	$4,768	$1,065

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2013.

July 2012 Performance-based Option Grant Review

In July 2012, we granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the StreetAccount business accelerated to achieve the first usage growth target established on the date of grant, thus the first 20% or 48,314 options vested on August 31, 2013. In addition, due to the accelerated fourth quarter growth and forecasted future usage growth, we estimated that the second 20% tranche will vest by August 31, 2017. This reflected a higher performance level than previously estimated and accordingly increased the number of options that will vest to a total 40%, which required us to record a pre-tax stock-based compensation charge of $2.6 million in the fourth quarter of fiscal 2013. The change in estimate also results in unamortized stock-based compensation expense of $1.2 million to be recognized over the remaining vesting period of 4.0 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Tranche	Cumulative Catch-up Adjustment**	Remaining Expense to be Recognized
First 20%*	n/a	n/a*
Second 20%	$(361)	$0
Third 20%	$448	$2,391
Fourth 20%	$848	$3,591
Fifth 20%	$1,358	$4,681

* The first 20% of the grant vested during fiscal 2013, and as such, there is no remaining expense to be recognized as of August 31, 2013.

** Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2013.

Market Metrics Performance-based Option Grant

In connection with the acquisition of the Market Metrics business in June 2010, we granted 746,415 performance-based stock options, which would vest only if accelerated stretch revenue targets were achieved related to the Market Metrics business and option holders remain employed by us. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve the stretch revenue growth targets established on the date of grant, resulting in a pre-tax stock-based compensation charge of $15.7 million. The pre-tax stock-based compensation charge of $15.7 million, recorded in the second quarter of fiscal 2013, was equal to the grant-date fair value of the stock options awarded at the time of the acquisition and represented a cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets. As of August 31, 2013, none of these performance-based stock options remain unvested.

Other Performance-based Option Grants

We granted 229,635 performance-based employee stock options between January 2011 and July 2011 that vest based on achieving certain ASV targets. Of this total, 133,958 vested during fiscal 2012, 53,285 vested during fiscal 2013 and 9,301 were forfeited due to employee terminations. At August 31, 2013, we estimate that 7,964 of these performance-based stock options will vest based on forecasted ASV growth, resulting in unamortized stock-based compensation expense of $0.1 million to be recognized over the remaining vesting period. The remaining 25,127 performance-based stock options outstanding are expected to be forfeited.

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2013, was $65.4 million.

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

Intangible Assets

Intangible assets consist of certain acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. The remaining useful lives of intangible assets subject to amortization are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. There were no adjustments to the useful lives of intangible assets subject to amortization during any of the periods presented. These intangible assets have no assigned residual values as of August 31, 2013 and 2012. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the periods presented. The carrying value of intangible assets as of August 31, 2013 and 2012 was $36.2 million and $43.4 million, respectively. Our ongoing consideration of the recoverability could result in impairment charges in the future, which could adversely affect our results of operations.

Valuation of Goodwill

In September 2011, the FASB issued an accounting standard update intended to simplify how an entity tests goodwill for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update became effective for us beginning in the first quarter of fiscal 2013, and its adoption did not have an impact on our consolidated financial statements because we did not elect to first assess qualitative factors, but performed the quantitative analysis instead.

We evaluate goodwill at the reporting unit level for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. We determined that there were three reporting units during fiscal years 2013, 2012 and 2011, which are consistent with our operating segments because there is no discrete financial information available for the subsidiaries within each operating segment. Our reporting units evaluated for potential impairment during fiscal years 2013, 2012 and 2011 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting we use to manage our business and operations. We performed our annual goodwill impairment test during the fourth quarter of fiscal years 2013, 2012 and 2011 and determined that there were no reporting units that were deemed at risk and there had been no impairment. The carrying value of goodwill as of August 31, 2013 and 2012 was $244.6 million and $245.8 million, respectively.

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

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices continue to experience volatility. Approximately 81.6% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients who perform M&A advisory work and equity research account for approximately 18.4% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1 Item 1A, Risk Factors of  this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Annual Report to reflect actual results or future events or circumstances.

Dividend Payment

On August 15, 2013, a regular quarterly dividend of $0.35 per share was announced. The cash dividend of $15.2 million was paid on September 17, 2013, to common stockholders of record on August 31, 2013 using our existing cash generated by operations.

Business Outlook

The following forward-looking statements reflect our expectations as of September 17, 2013. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2014 Expectations

-	Revenues are expected to range between $222 million and $225 million.

-	Operating margin is expected to range between 33.0% and 34.0%.

-	The annual effective tax rate is expected to range between 28.5% and 29.5% and assumes the U.S. Federal R&D tax credit will be re-enacted by the end of the first quarter of fiscal 2014.

-

Diluted EPS should range between $1.21 and $1.24, the midpoint of the range represents 10% growth over last year's first quarter. Diluted EPS assumes the U.S. Federal R&D tax credit will be re-enacted. If the U.S. Federal R&D tax credit is not re-enacted, first quarter's diluted EPS will be reduced by $0.03.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

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

As of August 31, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the second quarter of fiscal 2016, 40% of our net British Pound exposure through the end of the second quarter of fiscal 2014 and 50% of our Philippines Peso exposure through the end of fiscal 2014. We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. At August 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.9 billion and ($7.7) million, respectively. At August 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £6.8 million and $0.1 million, respectively. At August 31, 2013 the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php515.9 million and ($0.2) million, respectively. A loss on derivatives of $1.0 million was recorded into operating income during fiscal 2013 and 2012, respectively. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2013. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $5.5 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of August 31, 2013, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2013, would result in a decrease in operating income by $14.8 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2013 would increase the fair value of total assets by $29.0 million and equity by $26.4 million.

Interest Rate Risk

The fair market value of our cash and investments at August 31, 2013 was $209.4 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	81

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

FactSet’s policies and practices reflect corporate governance initiatives that are compliant with the listing requirements of the New York Stock Exchange, the NASDAQ Stock Market and the corporate governance requirements of the Sarbanes-Oxley Act of 2002. Management, with oversight by the Company’s Board of Directors, has established and maintains a strong ethical climate so that its affairs are conducted to the highest standards of personal and corporate conduct.

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting as of August 31, 2013 and issued a report (see below).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of August 31, 2013. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on the Company’s internal control over financial reporting as of August 31, 2013, which is included in their report on the following page.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PHILIP A. HADLEY	/s/ MAURIZIO NICOLELLI

Philip A. Hadley	Maurizio Nicolelli
Chairman of the Board of Directors and Chief Executive Officer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
October 30, 2013	October 30, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries (the “Company”) at August 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut

October 30, 2013

 Consolidated Statements of Income

(In thousands, except per share data)

Years Ended August 31,	2013	2012	2011
Revenues	$858,112	$805,793	$726,510

Operating expenses
Cost of services	306,379	275,537	244,623
Selling, general and administrative	282,314	257,266	243,552
Total operating expenses	588,693	532,803	488,175

Operating income	269,419	272,990	238,335
Other income	1,491	1,715	623

Income before income taxes	270,910	274,705	238,958
Provision for income taxes	72,273	85,896	67,912

Net income	$198,637	$188,809	$171,046

Basic earnings per common share	$4.53	$4.22	$3.72
Diluted earnings per common share	$4.45	$4.12	$3.61

Weighted average common shares (Basic)	43,890	44,784	45,953
Weighted average common shares (Diluted)	44,624	45,810	47,355

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Years Ended August 31,	2013	2012	2011
Net income	$198,637	$188,809	$171,046

Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on cash flow hedges*	(3,296)	(2,141)	828
Foreign currency translation adjustments	(5,151)	(14,925)	14,897
Other comprehensive (loss) income	(8,447)	(17,066)	15,725

Comprehensive Income	$190,190	$171,743	$186,771

* The unrealized (loss) gain on cash flow hedges disclosed above was net of tax benefit (expense) of $1,965, $1,283 and ($500) for the fiscal years ended August 31, 2013, 2012 and 2011, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)

At August 31,	2013	2012
CURRENT ASSETS
Cash and cash equivalents	$196,627	$189,044
Investments	12,725	13,919
Accounts receivable, net of reserves of $1,644 and $1,830 at August 31, 2013 and 2012, respectively	73,290	74,251
Prepaid taxes	16,937	2,485
Deferred taxes	2,803	5,085
Prepaid expenses and other current assets	15,652	14,341
Total current assets	318,034	299,125
LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	192,338	189,546
Less accumulated depreciation and amortization	(126,967)	(113,016)
Property, equipment and leasehold improvements, net	65,371	76,530
Goodwill	244,573	245,791
Intangible assets, net	36,223	43,371
Deferred taxes	22,023	23,113
Other assets	3,973	6,213
TOTAL ASSETS	$690,197	$694,143

CURRENT LIABILITIES
Accounts payable and accrued expenses	$29,864	$27,680
Accrued compensation	40,137	41,274
Deferred fees	29,319	30,495
Taxes payable	3,769	—
Dividends payable	15,164	13,727
Total current liabilities	118,253	113,176

NON-CURRENT LIABILITIES
Deferred taxes	2,396	2,593
Taxes payable	5,435	5,464
Deferred rent and other non-current liabilities	22,334	20,646
TOTAL LIABILITIES	$148,418	$141,879

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 48,110,740 and 45,599,754 shares issued; 43,324,410 and 44,279,214 shares outstanding at August 31, 2013 and 2012, respectively	481	456
Additional paid-in capital	326,869	137,569
Treasury stock, at cost: 4,786,330 and 1,320,540 shares at August 31, 2013 and 2012, respectively	(454,917)	(122,749)
Retained earnings	700,519	559,714
Accumulated other comprehensive loss	(31,173)	(22,726)

TOTAL STOCKHOLDERS’ EQUITY	541,779	552,264
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$690,197	$694,143

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Years Ended August 31,	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,637	$188,809	$171,046
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	35,779	33,779	36,847
Stock-based compensation expense	39,951	21,982	25,773
Deferred income taxes	3,175	(3,760)	(1,806)
Gain on sale of assets	(26)	-	(22)
Tax benefits from share-based payment arrangements	(25,225)	(11,159)	(18,331)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable, net of reserves	859	2,083	(15,311)
Accounts payable and accrued expenses	3,355	9	715
Accrued compensation	(776)	519	(7,882)
Deferred fees	(1,107)	(2,573)	3,219
Taxes payable, net of prepaid taxes	13,498	4,209	20,387
Prepaid expenses and other assets	2,105	(445)	(6,579)
Deferred rent and other non-current liabilities	(2,846)	(905)	(483)
Other working capital accounts, net	2,430	(583)	(437)

Net cash provided by operating activities	269,809	231,965	207,136

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(705)	(21,329)	—
Purchases of investments	(15,613)	(15,000)	—
Proceeds from sales of investments	14,423	—	—
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(18,517)	(22,520)	(29,343)

Net cash used in investing activities	(20,412)	(58,849)	(29,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(56,002)	(49,983)	(43,949)
Repurchase of common stock	(332,168)	(153,641)	(216,584)
Proceeds from employee stock plans	124,537	33,747	43,079
Tax benefits from share-based payment arrangements	25,225	11,159	18,331

Net cash used in financing activities	(238,408)	(158,718)	(199,123)

Effect of exchange rate changes on cash and cash equivalents	(3,406)	(7,039)	7,274
Net increase (decrease) in cash and cash equivalents	7,583	7,359	(14,056)
Cash and cash equivalents at beginning of year	189,044	181,685	195,741

Cash and cash equivalents at end of year	$196,627	$189,044	$181,685

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$45,732	$73,219	$36,869

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$15,164	$13,727	$12,165
Stock issued for acquisition of business	$—	$3,974	$—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

Years Ended August 31,	2013	2012	2011
COMMON STOCK
Balance, beginning of year	$456	$614	$601
Common stock issued for employee stock plans	25	9	13
Retirement of treasury stock	—	(167)	—

Balance, end of year	$481	$456	$614

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$137,569	$432,538	$344,144
Common stock issued for employee stock plans	124,124	33,383	44,290
Stock-based compensation expense	39,951	21,982	25,773
Tax benefits from share-based payment arrangements	25,225	11,159	18,331
Stock issued for acquisition of business	—	(11)	—
Retirement of treasury stock	—	(361,482)	—

Balance, end of year	$326,869	$137,569	$432,538

TREASURY STOCK
Balance, beginning of year	$(122,749)	$(824,382)	$(607,798)
Repurchase of common stock, including stock swaps	(327,454)	(152,933)	(216,584)
Stock issued for acquisition of business	—	3,985	—
Purchase of common stock upon restricted stock vesting	(4,714)	(354)	—
Retirement of treasury stock	—	850,935	—

Balance, end of year	$(454,917)	$(122,749)	$(824,382)

RETAINED EARNINGS
Balance, beginning of year	$559,714	$912,078	$786,844
Net income	198,637	188,809	171,046
Dividends	(57,832)	(51,887)	(45,812)
Retirement of treasury stock	—	(489,286)	—

Balance, end of year	$700,519	$559,714	$912,078

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(22,726)	$(5,660)	$(21,385)
Foreign currency translation adjustments	(5,151)	(14,925)	14,897
Net unrealized (loss) gain on cash flow hedges, net of tax	(3,296)	(2,141)	828

Balance, end of year	$(31,173)	$(22,726)	$(5,660)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$552,264	$515,188	$502,406
Net income	198,637	188,809	171,046
Common stock issued for employee stock plans	124,149	33,392	44,303
Purchase of common stock upon restricted stock vesting	(4,714)	(354)	—
Stock-based compensation expense	39,951	21,982	25,773
Tax benefits from share-based payment arrangements	25,225	11,159	18,331
Repurchase of common stock, including stock swaps	(327,454)	(152,933)	(216,584)
Foreign currency translation adjustments	(5,151)	(14,925)	14,897
Stock issued for acquisition of business	—	3,974	—
Net unrealized (loss) gain on cash flow hedges, net of tax	(3,296)	(2,141)	828
Dividends	(57,832)	(51,887)	(45,812)

Balance, end of year	$541,779	$552,264	$515,188

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

As of August 31, 2013, the Company employed 6,258 employees, an increase of 358 over the past three months and up 9.1% or 523 employees from a year ago. Of these employees, 1,888 were located in the U.S., 663 in Europe and 3,707 in Asia Pacific. Approximately 55% of FactSet employees are involved with content collection, 24% work in product development, software and systems engineering, another 18% conduct sales and consulting services and the remaining 3% provide administrative support.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. Certain reclassification have been made to amounts for prior years in order to conform to the current year’s presentation.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Balance Sheets as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Balance Sheets as deferred fees. As of August 31, 2013, the amount of accounts receivable that was unbilled totaled $3.3 million, which was billed in fiscal 2014.

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $1.6 million and $1.8 million was recorded as of August 31, 2013 and 2012, respectively, in the Consolidated Balance Sheets as a reduction of accounts receivable.

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

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) and certificates of deposit are classified as Level 2. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2013 or 2012.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and corporate money market funds with original maturities of three months or less and are reported at fair value. The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Investments

Investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Consolidated Balance Sheets. These certificates of deposit are held for investment and are not debt securities. The Company’s investments are associated with its purchase of certificates of deposits in India with maturities ranging from nine months to twelve months from the date of purchase. Interest income earned from the certificates of deposit during fiscal 2013 and 2012 were $1.3 million and $1.1 million, respectively. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2013 and 2012.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, Derivative Solutions, AlphaMetrics, Global Filings, DealMaven, Thomson Fundamentals, Market Metrics and StreetAccount businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse, Derivative Solutions, Market Metrics, and StreetAccount are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value. FactSet has determined that there were three reporting units during fiscal years 2013, 2012 and 2011, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2013, 2012 and 2011 and determined that there were no reporting units that were deemed at risk and there had been no impairment.

Intangible Assets

Intangible assets consist of certain acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from the acquisitions of Mergerstat (M&A data), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), Derivative Solutions (fixed income), AlphaMetrics (research and performance evaluation networking tool), Global Filings (equity and fixed income prospectuses), DealMaven (investment banking workflow tool), Thomson Fundamentals (financial data), Market Metrics (market research data on advisor-sold investments and insurance products), and StreetAccount (financial news) and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. The remaining useful lives of intangible assets subject to amortization are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. These intangible assets have no assigned residual values. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the periods presented.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized. FactSet capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, three years or less. During fiscal 2013, 2012 and 2011, the Company capitalized $0.7 million, $0.9 million and $0.9 million, respectively of internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only. In fiscal 2013, 2012 and 2011, FactSet recorded amortization expense related to capitalized software of $0.9 million, $0.9 million and $0.7 million, respectively.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Research and product development costs not subject to capitalization are expensed as incurred. As of August 31, 2013 and 2012, there were no software development costs capitalized related to software to be sold, leased, or otherwise marketed.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Approximately 15-20% of the Company’s employee incentive compensation programs are discretionary. FactSet conducts a final review of Company and departmental individual performance each fiscal year end to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2013 and 2012, was $35.2 million and $35.9 million, respectively.

Landlord Contributions for Leasehold Improvements

In conjunction with entering into leases for office space, the Company receives contributions from landlords toward leasehold improvements which are reported in the Accounts Payable and Accrued Expenses line item (current portion only) and the Deferred Rent and Other Non-Current Liabilities line item (non-current portion) of the Consolidated Balance Sheets. These contributions are amortized as a reduction to rent expense over the non-cancelable lease terms to which they pertain. During fiscal 2013, 2012 and 2011, cash contributions from landlords were $0.5 million, $1.5 million and $1.4 million, respectively.

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

Foreign Currency Translation

Certain wholly owned subsidiaries within the Europe and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippines Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $26.3 million and $21.2 million at August 31, 2013 and 2012, respectively.

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

FactSet recognizes the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, FactSet accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. As of August 31, 2013, the Company had gross unrecognized tax benefits totaling $5.4 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the Consolidated Balance Sheet.

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

Business Combinations

The Company records acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.

Concentrations of Risk

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

New Accounting Standards or Updates Recently Adopted

Except for the new accounting standard updates disclosed below, the new updates issued by the Financial Accounting Standards Board (“FASB”) during the last two fiscal years did not have an impact on the Company’s consolidated financial statements.

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

Fair Value Measurement and Disclosure Requirements

On September 1, 2011, FactSet adopted guidance issued by the FASB on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have an impact on the Company’s consolidated financial statements. On March 1, 2012, FactSet adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and what disclosures to provide about fair value measurements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2013 or 2012.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2013 and 2012 (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$156,693	$-	$-	$156,693
Certificates of deposit (2)	-	12,725	-	12,725
Total assets measured at fair value	$156,693	$12,725	$-	$169,418

Liabilities
Derivative instruments (3)	$-	$7,740	$-	$7,740
Total liabilities measured at fair value	$-	$7,740	$-	$7,740

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$160,169	$-	$-	$160,169
Certificates of deposit (2)	-	13,919	-	13,919
Total assets measured at fair value	$160,169	$13,919	$-	$174,088

Liabilities
Derivative instruments (3)	$-	$2,374	$-	$2,374
Total liabilities measured at fair value	$-	$2,374	$-	$2,374

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at August 31, 2013 and 2012 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$156,693	$-	$-	$156,693
Investments	-	12,725	-	12,725
Total assets measured at fair value	$156,693	$12,725	$-	$169,418

Accounts payable and accrued liabilities	$-	$3,085	$-	$3,085
Deferred rent and other non-current liabilities		4,655	-	4,655
Total liabilities measured at fair value	$-	$7,740	$-	$7,740

	Fair Value Measurements at Reporting Date Using
August 31, 2012	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$160,169	$-	$-	$160,169
Investments	-	13,919	-	13,919
Total assets measured at fair value	$160,169	$13,919	$-	$174,088

Accounts payable and accrued liabilities	$-	$2,374	$-	$2,374
Total liabilities measured at fair value	$-	$2,374	$-	$2,374

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value and this condition is determined to be other-than-temporary. During fiscal 2013, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. DERIVATIVE INSTRUMENTS

FactSet enters into foreign currency forward contracts to reduce the effects of foreign currency fluctuations. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. There was no discontinuance of cash flow hedges during fiscal 2013 or fiscal 2012 and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

As of August 31, 2013, FactSet maintains foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the end of the second quarter of fiscal 2016, 40% of its net British Pound exposure through the end of the second quarter of fiscal 2014 and 50% of its Philippines Peso exposure through the end of fiscal 2014. The Company is required to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheet. At August 31, 2013, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.9 billion and ($7.7) million, respectively. At August 31, 2013, the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £6.8 million and $0.1 million, respectively. At August 31, 2013, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php515.9 million and ($0.2) million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Aug 31, 2013	Aug 31, 2012	Aug 31, 2013	Aug 31, 2012
Indian Rupee	$47,388	$36,286	$(7,693)	$(2,434)
British Pound	10,436	-	131	-
Philippine Peso	11,700	-	(178)	-
Euro	-	10,160	-	60
Total	$69,524	$46,446	$(7,740)	$(2,374)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Aug 31, 2013	Aug 31, 2012
Derivatives designated as hedging instruments	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$3,085	$2,374
	Deferred rent and other non-current liabilities	$4,655	$-

All derivatives were designated as hedging instruments as of August 31, 2013 and 2012, respectively.

Derivatives in Cash Flow Hedging Relationships for the twelve months ended August 31, 2013 and 2012 (in thousands):

	Loss Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2013	2012	(Effective Portion)	2013	2012
Foreign currency forward contracts	$(4,296)	$(3,172)	SG&A	$(1,000)	$(1,031)

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

Accumulated Unrealized Loss on Cash Flow Hedges

The following table provides a summary of the activity associated with all of the Company’s designated cash flow hedges reflected in AOCL (in thousands and net of tax):

	Twelve Months Ended August 31,
	2013	2012
Beginning balance	$(1,551)	$590
Changes in fair value	(4,296)	(3,172)
Realized loss reclassified to earnings	1,000	1,031
Ending balance	$(4,847)	$(1,551)

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

FactSet’s operating segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia, respectively. The accounting policies of the segments are the same as those described in the Note 3, Summary of Significant Accounting Policies.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia and Mumbai. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $245 million of goodwill reported by the Company at August 31, 2013, 69% was recorded in the U.S. segment, 30% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

Year Ended August 31, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$586,865	$208,827	$62,420	$858,112
Segment operating profit	138,706	100,187	30,526	269,419
Total assets	444,406	193,202	52,589	690,197
Depreciation and amortization	27,757	4,027	3,995	35,779
Stock-based compensation	37,307	2,264	380	39,951
Capital expenditures	13,649	1,276	3,592	18,517

Year Ended August 31, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$550,474	$197,404	$57,915	$805,793
Segment operating profit	149,968	95,417	27,605	272,990
Total assets	377,320	266,967	49,856	694,143
Depreciation and amortization	25,061	4,922	3,796	33,779
Stock-based compensation	20,180	1,680	122	21,982
Capital expenditures	20,408	488	1,624	22,520

Year Ended August 31, 2011	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$497,564	$178,693	$50,253	$726,510
Segment operating profit	135,327	79,637	23,371	238,335
Total assets	353,205	274,139	30,096	657,440
Depreciation and amortization	27,463	6,092	3,292	36,847
Stock-based compensation	23,091	2,364	318	25,773
Capital expenditures	20,588	2,770	5,985	29,343

GEOGRAPHIC INFORMATION - The following table sets forth information for those countries that are 10% or more of revenues (in thousands).

Years Ended August 31,	2013	2012	2011
Revenues*
United States	$586,865	$550,474	$497,564
United Kingdom	121,072	114,435	104,698
All other European countries	87,755	82,969	73,995
Asia Pacific	62,420	57,915	50,253
Total revenues	$858,112	$805,793	$726,510

* Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area (in thousands):

At August 31,	2013	2012	2011
Long-lived Assets**
United States	$51,184	$60,288	$60,092
United Kingdom	4,806	5,466	6,863
Philippines	3,228	3,420	4,181
India	1,753	2,921	4,453
France	1,701	2,079	2,859
All other European countries	1,350	872	1,216
All other Asia Pacific countries	1,349	1,484	1,956
Total long-lived assets	$65,731	$76,530	$81,620

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

As of the date of acquisition, SA did not have a significant international presence and FactSet believed it could leverage its international network to sell SA outside the U.S. as many of their current clients would like to see the SA news offering increase coverage in Europe and Asia. The opportunity for FactSet to grow by providing proprietary financial news to clients worldwide contributed to a purchase price in excess of fair value of the StreetAccount net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

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

Goodwill totaling $22.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but tested for impairment at least annually. Goodwill generated from the StreetAccount acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of operations of StreetAccount have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on June 29, 2012 and did not have a material impact on fiscal 2013. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

8. GOODWILL

There were no business combinations during fiscal 2013. Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2013 and 2012 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2011	$145,826	$78,172	$4,267	$228,265
Goodwill acquired during the period	21,991	—	—	21,991
Foreign currency translations	—	(4,366)	(99)	(4,465)
Balance at August 31, 2012	$167,817	$73,806	$4,168	$245,791
Goodwill acquired during the period	5	—	—	5
Foreign currency translations	—	(382)	(841)	(1,223)
Balance at August 31, 2013	$167,822	$73,424	$3,327	$244,573

Goodwill is not amortized as it has an estimated infinite life. At least annually, the Company evaluates goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2013, 2012 and 2011, which determined that there were no reporting units that were deemed at risk. The fair value of each of the Company’s reporting units significantly exceeded carrying value, thus there had been no impairment.

9. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of the Company’s acquired intangible assets at August 31, 2013 was 11.6 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no changes to the estimate of the remaining useful lives during fiscal years 2013, 2012 and 2012. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At August 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,185	$22,419	$26,766
Client relationships	22,915	16,185	6,730
Software technology	20,914	19,126	1,788
Non-compete agreements	2,154	1,293	861
Trade names	758	680	78
Total	$95,926	$59,703	$36,223

At August 31, 2012	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,120	$18,521	$30,599
Client relationships	22,841	14,089	8,752
Software technology	20,892	18,482	2,410
Non-compete agreements	2,154	810	1,344
Trade names	758	492	266
Total	$95,765	$52,394	$43,371

There were no intangible assets acquired during fiscal 2013. During fiscal 2012, $6.4 million of intangible assets were acquired with a weighted average useful life of 5.5 years due to the acquisition of StreetAccount on June 29, 2012.

StreetAccount Intangible Asset Allocation	Weighted Average Amortization Period (years)	Acquisition Cost
Client relationships	7.0	$2,822
Software technology	5.0	2,332
Data content	3.0	613
Non-compete agreements	4.0	404
Trade name	2.0	186
Total	5.5	$6,357

Amortization expense recorded for intangible assets during fiscal years 2013, 2012 and 2011 was $7.1 million, $7.5 million and $8.4 million, respectively. As of August 31, 2013, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2014	$5,983
2015	5,053
2016	3,407
2017	3,273
2018	2,914
Thereafter	15,593
Total	$36,223

10. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

At August 31,	2013	2012
Leasehold improvements	$90,040	$88,327
Computers and related equipment	73,320	74,370
Furniture and fixtures	28,978	26,849
Subtotal	$192,338	$189,546
Less accumulated depreciation and amortization	(126,967)	(113,016)
Property, equipment and leasehold improvements, net	$65,371	$76,530

Depreciation expense was $28.4 million, $26.1 million and $27.9 million for fiscal years 2013, 2012 and 2011, respectively.

11. COMMON STOCK AND EARNINGS PER SHARE

On May 14, 2013, FactSet’s Board of Directors approved a 13% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2013 of $0.35 per share, or $1.40 per share per annum.

Shares of common stock outstanding were as follows (in thousands):

Years Ended August 31,	2013	2012	2011
Balance, beginning of year (September 1)	44,279	45,055	46,024
Common stock issued for employee stock plans	2,459	825	1,283
Stock issued for acquisition of business	-	43	-
Repurchase of common stock	(3,414)	(1,644)	(2,252)
Balance, end of year (August 31)	43,324	44,279	45,055

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
Years Ended August 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Basic EPS
Income available to common stockholders	$198,637	$188,809	$171,046	43,890	44,784	45,953	$4.53	$4.22	$3.72

Diluted EPS
Dilutive effect of stock options and restricted stock				734	1,026	1,402
Income available to common stockholders plus assumed conversions	$198,637	$188,809	$171,046	44,624	45,810	47,355	$4.45	$4.12	$3.61

Dilutive potential common shares consist of stock options and unvested restricted stock. There were 6,408 stock options excluded from the fiscal 2013 calculation of diluted earnings per share compared to 383,058 stock options excluded from the fiscal 2012 calculation because their inclusion would have been anti-dilutive. A total of 2,670 stock options were excluded from the fiscal 2011 calculation of diluted earnings per share. There were 30,456 restricted stock awards excluded from the calculation of diluted earnings per share in fiscal 2013 and 2012 compared to 11,284 in fiscal 2011.

As of August 31, 2013, 2012 and 2011, 1,202,685, 1,710,017 and 1,672,975, respectively, performance-based stock option grants were excluded from the calculation of diluted earnings per share. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At August 31, 2013 and 2012, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At August 31, 2013 and 2012, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 48,110,740 and 45,599,754 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At August 31, 2013 and August 31, 2012, there were 4,786,330 and 1,320,540 shares of treasury stock (at cost) outstanding, respectively. As a result, 43,324,410 and 44,279,214 shares of FactSet common stock were outstanding at August 31, 2013 and August 31, 2012, respectively.

Share Repurchase Program

On May 14, 2013, the Company’s Board of Directors approved a $200 million expansion to the existing share repurchase program. During fiscal 2013, the Company repurchased 3.4 million shares for $327.3 million under the existing share repurchase program leaving $62.4 million authorized for future share repurchases at August 31, 2013. Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During fiscal 2012, the Company repurchased 1.6 million shares for $152.7 million under the share repurchase program.

In addition to the purchase of 3.4 million shares under the existing share repurchase program, FactSet repurchased 50,828 shares for $4.7 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during fiscal 2013.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During fiscal 2013, FactSet granted 131,702 restricted stock awards compared to none in fiscal 2012. During fiscal 2011, FactSet granted 149,741 restricted stock awards vested and are included in the common stock outstanding as of August 31, 2013 (less 50,828 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2012, 14,258 restricted stock awards vested.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August, 31 2011	$12,165	September 20, 2011
May 9, 2011	$0.27	Regular (cash)	May 31, 2011	$12,374	June 21, 2011
February 9, 2011	$0.23	Regular (cash)	February 28, 2011	$10,612	March 15, 2011
November 10, 2010	$0.23	Regular (cash)	November 30, 2010	$10,660	December 21, 2010
August 10, 2010	$0.23	Regular (cash)	August, 31 2010	$10,586	September 21, 2010

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Aug 31, 2013	Aug 31, 2012
Accumulated unrealized loss on cash flow hedges, net of tax	$(4,847)	$(1,551)
Accumulated foreign currency translation adjustments	(26,326)	(21,175)
Total accumulated other comprehensive loss	$(31,173)	$(22,726)

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Options

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

Stock Option Activity

In fiscal years 2013, 2012 and 2011, stock options to purchase 1,674,966; 1,468,513; and 998,038 shares of common stock, respectively, at prices which ranged from $88.40 to $103.30 were granted to existing employees and non-employee directors of the Company. A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2010	6,451	$47.73
Granted – non performance-based	91	89.45
Granted – performance-based	892	89.39
Granted – non-employee Directors grant	15	95.05
Exercised	(1,209)	32.08
Forfeited	(108)	66.55

Balance at August 31, 2011	6,132	$57.28
Granted – non performance-based	540	93.96
Granted – performance-based	907	93.80
Granted – non-employee Directors grant	21	87.26
Exercised	(731)	35.96
Forfeited	(786)	87.37

Balance at August 31, 2012	6,083	$64.76
Granted – non performance-based	645	92.22
Granted – performance-based	1,011	92.22
Granted – non-employee Directors grant	19	91.06
Exercised	(2,286)	52.25
Forfeited	(743)	93.84

Balance at August 31, 2013	4,729	$75.95

Stock Options Outstanding and Exercisable

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2013 (in thousands, except per share data):

				Outstanding			Exercisable
Range of Exercise Prices Per Share			Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$24.49	–	$59.36	782	1.4	$39.96	$48,801	759	$40.03	$47,293
$61.65	–	$65.67	661	2.5	$64.44	$25,046	379	$65.44	$13,992
$66.46	–	$67.41	696	3.1	$66.47	$24,975	495	$66.47	$17,749
$87.26	–	$91.06	551	8.4	$90.08	$6,761	142	$88.74	$1,935
$92.22	–	$92.55	1,591	9.2	$92.22	$16,111	-	$92.22	$-
$94.84	–	$103.30	448	8.0	$95.28	$3,167	150	$94.92	$1,113
Total Fiscal 2013			4,729	5.9	$75.95	$124,861	1,925	$59.70	$82,082

Prior Year Amounts	2012		2011
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	6,083	$64.76	6,132	$57.28
Exercisable at fiscal year end	2,858	$48.44	2,643	$38.99

The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2013 and 2012 was $82.1 million and $125.4 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $102.35 at August 31, 2013 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during fiscal 2013, 2012 and 2011 was $99.1 million, $43.0 million, and $71.3 million, respectively.

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

November 2010 Annual Employee Performance-based Option Grant Review

In November 2010, FactSet granted 734,334 performance-based employee stock options. None of these performance-based stock options granted vested because the Company did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2012. This reflected a lower performance level than previously estimated and accordingly decreased the number of options that will vest to zero, which required FactSet to reverse $1.4 million of stock-based compensation during fiscal 2012. These performance-based options were recorded as forfeitures in fiscal 2012.

November 2011 Annual Employee Performance-based Option Grant Review

In November 2011, FactSet granted 665,551 performance-based employee stock options. None of these performance-based stock options vested because the Company did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013.These performance-based options were recorded as forfeitures in the fourth quarter of fiscal 2013.

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. At August 31, 2013, FactSet estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $3.6 million to be recognized over the remaining vesting period. However, a change in the actual financial performance levels achieved during fiscal 2014 could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at August 31, 2013	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(1,192)	$0
20%	$3,556	$0	$213
60%	$10,668	$2,384	$639
100%	$17,780	$4,768	$1,065

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2013.

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the StreetAccount business accelerated to achieve the first usage growth target established on the date of grant, thus the first 20% or 48,314 options vested on August 31, 2013. In addition, due to the accelerated fourth quarter growth and forecasted future usage growth, the Company estimated that the second 20% tranche will vest by August 31, 2017. This reflected a higher performance level than previously estimated and accordingly increased the number of options that will vest to a total 40%, which required FactSet to record a pre-tax stock-based compensation charge of $2.6 million in the fourth quarter of fiscal 2013. The change in estimate also results in unamortized stock-based compensation expense of $1.2 million to be recognized over the remaining vesting period of 4.0 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Tranche	Cumulative Catch-up Adjustment**	Remaining Expense to be Recognized
First 20%*	n/a	n/a*
Second 20%	$(361)	$0
Third 20%	$448	$2,391
Fourth 20%	$848	$3,591
Fifth 20%	$1,358	$4,681

 * The first 20% of the grant vested during fiscal 2013, and as such, there is no remaining expense to be recognized as of August 31, 2013.

** Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2013.

Market Metrics Performance-based Option Grant

In connection with the acquisition of the Market Metrics business in June 2010, the Company granted 746,415 performance-based stock options, which would vest only if accelerated stretch revenue targets were achieved related to the Market Metrics business and option holders remain employed by us. These options vested in the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve the stretch revenue growth targets established on the date of grant, resulting in a pre-tax stock-based compensation charge of $15.7 million. The pre-tax stock-based compensation charge of $15.7 million, recorded in the second quarter of fiscal 2013, was equal to the grant-date fair value of the stock options awarded at the time of the acquisition and represented a cumulative adjustment from a change in the vesting based on achieving the accelerated revenue targets. At August 31, 2013, none of these performance-based stock options remain unvested.

Other Performance-based Option Grants

FactSet granted 229,635 performance-based employee stock options between January 2011 and July 2011 that vest based on achieving certain ASV targets. Of this total, 133,958 vested during fiscal 2012, 53,285 vested during fiscal 2013 and 9,301 were forfeited due to employee terminations. At August 31, 2013, the Company estimates that 7,964 of these performance-based stock options will vest based on forecasted ASV growth, resulting in unamortized stock-based compensation expense of $0.1 million to be recognized over the remaining vesting period. The remaining 25,127 performance-based stock options outstanding are expected to be forfeited.

Restricted Stock and Stock Unit Awards

The Company’s option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2010	261	$61.65
Granted (restricted stock and stock units)	154	$87.55
Vested	-	$-
Canceled/forfeited	(8)	$69.41
Balance at August 31, 2011	407	$71.31
Granted (restricted stock and stock units)	-	$-
Vested*	(14)	$69.02
Canceled/forfeited	(10)	$77.13
Balance at August 31, 2012	383	$71.34
Granted (restricted stock and stock units)	132	$85.80
Vested**	(150)	$62.34
Canceled/forfeited	(7)	$81.38
Balance at August 31, 2013	358	$80.43

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

**Of the total 149,741 restricted stock awards that vested during fiscal 2013, 87,758 related to awards granted on October 23, 2009. These restricted stock awards cliff vested 60% after three years (on October 23, 2012) and the remaining 40% will vest after five years (on October 23, 2014). An additional 55,572 awards that vested in fiscal 2013 related to awards granted on February 9, 2010 at a price of $63.09. These restricted stock awards cliff vested 100% after three years (on February 9, 2013). The remaining 6,411 restricted stock awards that vested were previously granted between June 2010 and July 2011 and vesting occurred when certain ASV targets were met in fiscal 2013.

April 2013 Employee Restricted Stock Award

In April 2013, the Company granted 131,702 restricted stock units with a fair value of $85.80, which entitle the holder to shares of common stock as the awards vest over time. The Company’s restricted stock units cliff vest 20% annually upon each anniversary date of the grant. As of August 31, 2013, unamortized stock-based compensation expense of $10.4 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.6 years.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under Employee Stock Option Plans	Share-based Awards Available for Grant under Non-Employee Stock Option Plans
Balance at August 31, 2010	2,216	162
Amendment to the 2004 Stock Option and Award Plan to increase the number of shares available for issuance**	4,000	-
Granted – non performance-based options	(91)	-
Granted – performance-based options	(892)	-
Granted – non-employee Directors grant	-	(15)
Restricted stock awards granted*	(386)	-
Share-based awards canceled/forfeited	130	-

Balance at August 31, 2011	4,977	147
Granted – non performance-based options	(540)	-
Granted – performance-based options	(907)	-
Granted – non-employee Directors grant	-	(21)
Restricted stock awards granted*	-	-
Share-based awards canceled/forfeited	810	-

Balance at August 31, 2012	4,340	126
Granted – non performance-based options	(645)	-
Granted – performance-based options	(1,011)	-
Granted – non-employee Directors grant	-	(19)
Restricted stock awards granted*	(329)	-
Share-based awards canceled/forfeited	761	-

Balance at August 31, 2013	3,116	107

* Under the Company’s option plan, for each restricted stock award granted/canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

** As of November 30, 2010, 1.0 million shares remained available for future grant of share-based awards under the Company’s 2004 Stock Option and Award Plan, a number that the Company believed to be insufficient to meet its anticipated needs over the next 12 to 18 months. Therefore, the Company’s Board of Directors approved an amendment to increase the maximum number of shares of FactSet common stock issuable under the 2004 Stock Option and Award Plan by 4,000,000 shares. The stockholders of FactSet approved the Amended and Restated FactSet Research Systems Inc. 2004 Stock Option and Award Plan at the Company’s annual meeting held on December 14, 2010, including the reservation of an additional 4,000,000 shares of common stock for issuance.

Employee Stock Purchase Plan

On December 16, 2008, the Company’s stockholders ratified the adoption of the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares have been reserved for issuance under the Purchase Plan. There is no expiration date for the Purchase Plan. Shares of FactSet common stock may be purchased by eligible employees under the Purchase Plan in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation during an offering period. During fiscal 2013, employees purchased 75,281 shares as compared to 85,487 shares in fiscal 2012 and 75,718 shares in fiscal 2011. At August 31, 2013, 119,770 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $7.5 million, $6.7 million, and $5.9 million in matching contributions to employee 401(k) accounts during fiscal 2013, 2012 and 2011, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $40.0 million, $22.0 million, and $25.8 million in fiscal 2013, 2012, and 2011, respectively.

Stock-based compensation expense for the year ended August 31, 2013 includes pre-tax charges totaling $18.3 million related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount. These performance-based options vested in the second and fourth quarters of fiscal 2013, respectively, when each acquired business accelerated to achieve stretch growth targets established on the date of grant. Included in fiscal 2011 was a pre-tax stock-based compensation charge of $7.9 million from an increase in the estimated number of performance-based options that will vest due to accelerating levels of ASV and diluted EPS than previously expected. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed.

As of August 31, 2013, $50.3 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. As of August 31, 2012, $39.2 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.1 years. There was no stock-based compensation capitalized as of August 31, 2013 and 2012, respectively.

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

●

Q1 2013 – 635,308 non performance-based employee stock options and 1,011,510 performance-based employee stock options were granted at a weighted average exercise price of $92.22 and a weighted average estimated fair value of $26.87 per share.

●	Q2 2013 – 9,367 non performance-based employee stock options were granted at a weighted average exercise price of $92.55 and a weighted average estimated fair value of $26.69 per share.
●	Q3 2013 – There were no employee stock options granted during the third quarter.
●	Q4 2013 – There were no employee stock options granted during the fourth quarter.

Fiscal 2012

●

Q1 2012 – 419,593 non performance-based employee stock options and 665,551 performance-based employee stock options were granted at a weighted average exercise price of $94.84 and a weighted average estimated fair value of $32.08 per share.

●	Q2 2012 – There were no employee stock options granted during the second quarter.
●	Q3 2012 – There were no employee stock options granted during the third quarter.
●

Q4 2012 – 120,847 non performance-based employee stock options and 241,546 performance-based employee stock options were granted at a weighted average exercise price of $90.92 and fair value of $33.11 per share.

Fiscal 2011

●

Q1 2011 – 84,811 non performance-based employee stock options and 809,239 performance-based employee stock options were granted at a weighted average exercise price of $88.40 and fair value of $24.42 per share.

●	Q2 2011 – 65,224 performance-based employee stock options were granted at a weighted average exercise price of $99.78 and fair value of $29.07 per share.
●	Q3 2011 – 6,408 non performance-based employee stock options were granted at a weighted average exercise price of $103.30 and fair value of $23.41 per share.
●	Q4 2011 – 17,842 performance-based employee stock options were granted at a weighted average exercise price of $96.10 and a weighted average estimated fair value of $28.02 per share.

The weighted average estimated fair value of employee stock options granted during fiscal 2013, 2012 and 2011 was determined using the binomial model with the following weighted average assumptions:

	2013			2012			2011
Term structure of risk-free interest rate	0.16%	-	1.91%	0.13%	-	2.41%	0.18%	-	1.88%
Expected life (years)	7.6	-	7.8	7.6	-	9.1	4.0	-	6.5
Term structure of volatility	24%	-	33%	29%	-	36%	23%	-	35%
Dividend yield		1.30%			1.16%			1.25%
Weighted average estimated fair value		$26.87			$32.34			$24.78
Weighted average exercise price		$92.22			$93.86			$89.39
Fair value as a percentage of exercise price		29.1%			34.5%			27.7%

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

Fiscal 2013

On January 15, 2013, FactSet granted 18,781 stock options to the Company’s non-employee Directors at a weighted average estimated fair value of $24.23 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.89%
Expected life (years)	5.4
Expected volatility	32%
Dividend yield	1.30%

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

Risk-free interest rate	0.94%
Expected life (years)	5.4
Expected volatility	34%
Dividend yield	1.11%

Fiscal 2011

On January 14, 2011, 14,514 stock options were granted to the Company’s non-employee Directors with a weighted average estimated fair value of $26.87 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.13%
Expected life (years)	5.4
Expected volatility	31%
Dividend yield	1.18%

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

Fiscal 2013

●	131,702 restricted stock units granted on April 8, 2013 with a fair value of $85.80.

Fiscal 2012

●	There were no restricted stocks awards granted during fiscal 2012.

Fiscal 2011

●	117,723 shares of restricted stock with a fair value of $84.38 were granted on November 8, 2010.
●	3,291 restricted stock units with a fair value of $83.49 were granted on November 8, 2010.
●	366 shares of restricted stock with a fair value of $95.24 were granted on January 27, 2011.
●	1,719 restricted stock units with a fair value of $94.50 were granted on January 27, 2011.
●	30,090 shares of restricted stock with a fair value of $99.75 were granted on April 14, 2011.
●	1,092 restricted stock units with a fair value of $91.54 were granted on July 22, 2011.

Employee Stock Purchase Plan Fair Value Determinations

During fiscal 2013, employees purchased 75,281 shares at a weighted average price of $80.77 as compared to 85,487 shares at a weighted average price of $75.20 in fiscal 2012 and 75,718 shares at a weighted average price of $75.36 in fiscal 2011. Stock-based compensation expense recorded during fiscal 2013, 2012, and 2011 relating to the employee stock purchase plan was $1.2 million, $1.3 million and $1.1 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during fiscal years 2013, 2012 and 2011 were $15.79, $16.09, and $15.99 per share, respectively, with the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	0.07%	0.06%	0.10%
Expected life (months)	3	3	3
Expected volatility	9.8%	14.8%	11.9%
Dividend yield	1.38%	1.26%	1.04%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

Years Ended August 31,	2013		2012	2011
U.S. operations	$220,778		$229,772	$198,688
Non-U.S. operations	50,132		44,933	40,270
Income before income taxes	$270,910		$274,705	$238,958

U.S. operations	$61,328		$76,020	$58,125
Non-U.S. operations	10,945		9,876	9,787
Total provision for income taxes	$72,273	*	$85,896	$67,912	**
Effective tax rate	26.7	%*	31.3%	28.4	%**

* Includes income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and the finalization of the fiscal 2012 tax return. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of the 2013 calendar year. The fiscal 2013 annual effective tax rate before discrete items of $7.2 million was 28.9%.

** Includes income tax benefits of $6.3 million from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010. The fiscal 2011 annual effective tax rate before discrete items of $6.3 million was 30.9%.

The components of the provision for income taxes consist of the following (in thousands):

Years Ended August 31,	2013	2012	2011
Current
U.S. federal	$52,625	$73,272	$53,925
U.S. state and local	3,309	4,305	4,833
Non-U.S.	11,188	10,224	10,728
Total current taxes	$67,122	$87,801	$69,486

Deferred
U.S. federal	$5,036	$(1,405)	$(606)
U.S. state and local	358	(152)	(27)
Non-U.S.	(243)	(348)	(941)
Total deferred taxes	$5,151	$(1,905)	$(1,574)
Total provision for income taxes	$72,273	$85,896	$67,912

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

Years Ended August 31,	2013	2012	2011
Tax at federal U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.0	2.1	2.2
Foreign income at other than U.S. rates	(2.5)	(1.9)	(1.7)
Domestic production activities (Section 199) deduction	(2.6)	(2.6)	(2.1)
Income tax benefit from R&D tax credits	(4.1)	(0.8)	(4.9)
Income tax benefits from foreign tax credits	(1.2)	(0.5)	(0.7)
Other, net	0.1	0.0	0.6
Effective tax rate	26.7%	31.3%	28.4%

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

At August 31,	2013	2012
Deferred tax assets
Current
Receivable reserve	$614	$687
Deferred rent	2,191	3,175
Deferred fees	(2)	1,223
Net current deferred taxes	$2,803	$5,085

Non-current
Depreciation on property, equipment and leasehold improvements	$6,329	$2,498
Deferred rent	2,772	2,782
Stock-based compensation	19,828	23,395
Purchased intangible assets, including acquired technology	(8,401)	(6,801)
Other	1,495	1,239
Net non-current deferred taxes	$22,023	$23,113
Total deferred tax assets	$24,826	$28,198

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

At August 31,	2013	2012
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$2,761	$2,936
Stock-based compensation	(365)	(343)
Total deferred tax liabilities (non-current)	$2,396	$2,593

With the exception of the Company’s UK and French subsidiaries, a provision has not been made for additional U.S. Federal taxes as of August 31, 2013 on undistributed earnings of foreign subsidiaries because FactSet intends to reinvest these funds indefinitely to support foreign growth opportunities. The amount of such undistributed earnings of foreign subsidiaries included in consolidated retained earnings was immaterial at August 31, 2013 and 2012. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of August 31, 2013, the Company had gross unrecognized tax benefits totaling $5.4 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits (in thousands):

Unrecognized income tax benefits at August 31, 2010	$7,346
Additions based on tax positions related to the current year	1,258
Additions for tax positions of prior years	1,493
Statute of limitations lapse	(964)
Reductions from settlements with taxing authorities	(1,929)

Unrecognized income tax benefits at August 31, 2011	$7,204
Additions based on tax positions related to the current year	691
Additions for tax positions of prior years	470
Statute of limitations lapse	(613)
Reductions from settlements with taxing authorities	(2,288)

Unrecognized income tax benefits at August 31, 2012	$5,464
Additions based on tax positions related to the current year	1,372
Additions for tax positions of prior years	986
Statute of limitations lapse	(1,103)
Reductions from settlements with taxing authorities	(1,284)

Unrecognized income tax benefits at August 31, 2013	$5,435

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2013, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

Lease Commitments

At August 31, 2013, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco and San Mateo, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; and Reston, Virginia. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Company’s operating segments. The leases expire on various dates through 2024. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. Including new lease agreements entered into during fiscal 2013, the Company’s worldwide leased office space increased to approximately 809,000 square feet at August 31, 2013, up 2,000 square feet or 0.3% from August 31, 2012. The Company believes that its leased office space is adequate for its current needs and that additional space is available for lease to meet any future needs.

During fiscal 2013, 2012 and 2011, rent expense (including operating costs) for all operating leases amounted to approximately $36.2 million, $34.6 million, and $32.8 million, respectively. Approximately $2.2 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of August 31, 2013. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2013 and 2012, FactSet was in compliance with all covenants contained in the standby letters of credit.

At August 31, 2013, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2014	$27,662
2015	23,621
2016	17,684
2017	16,359
2018	15,434
Thereafter	29,092
Total	$129,852

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2013 and 2012, the Company had total purchase commitments with suppliers of $50.2 million and $52.2 million, respectively.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, FactSet has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at FactSet’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments FactSet could be required to make under these indemnification obligations is unlimited; however, FactSet has a director and officer insurance policy that it believes mitigates FactSet's exposure and may enable FactSet to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is immaterial.

17. RISKS AND CONCENTRATIONS OF CREDIT RISK

Financial Risk Management

Foreign Currency Exchange Risk

The Company is exposed to changes in foreign currency exchange rates, which could affect its operating results, financial position and cash flows. The Company’s primary foreign currency market exposures include the Euro, British Pound Sterling, Japanese Yen, Indian Rupee and Philippines Peso. The Company’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $15 million while its non-U.S. dollar denominated expenses are $169 million, which translates into a net foreign currency exposure of $154 million per year. To the extent that FactSet’s international activities recorded in local currencies increase in the future, its exposure to fluctuations in currency exchange rates will correspondingly increase. FactSet manages its exposure to foreign currency exchange risk through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. FactSet only enters into foreign currency forward contracts to manage foreign currency exposures. The fair market values of all the Company’s derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. See Note 5 to the Consolidated Financial Statements for additional analysis of the Company’s foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of the Company’s cash and investments at August 31, 2013 was $209 million. FactSet’s cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. The Company’s investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are reported as short-term investments. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Because FactSet has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and investments have been significantly impacted by the recent credit crisis.

Current market events have not required the Company to modify materially or change its financial risk management strategies with respect to its exposures to foreign currency exchange risk and interest rate risk.

Concentrations of Credit Risk

Cash equivalents

Cash and cash equivalents are primarily maintained with two financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet's total revenues in any fiscal year presented. At August 31, 2013, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total subscriptions, consistent with August 31, 2012. At August 31, 2013 and 2012, the receivable reserve was $1.6 million and $1.8 million, respectively.

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

18. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for the eight quarters in the period ended August 31, 2013 and 2012. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance (in thousands, except per share data).

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$211,085	$213,083	$214,613	$219,332
Cost of services	73,586	75,842	76,721	80,231
Selling, general and administrative	66,414	81,077	66,255	68,567
Operating income	71,085	56,164	71,637	70,534
Net income	49,769	44,539	53,367	50,964
Diluted earnings per common share	$1.11	$1.00	$1.20	$1.16
Weighted average common shares (diluted)	44,984	44,455	44,485	44,043

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$196,448	$199,371	$202,311	$207,663
Cost of services	66,833	67,531	68,878	72,295
Selling, general and administrative	62,862	64,723	64,939	64,741
Operating income	66,753	67,117	68,494	70,627
Net income	45,544	46,746	47,980	48,539
Diluted earnings per common share	$0.99	$1.02	$1.05	$1.08
Weighted average common shares (diluted)	46,103	45,707	45,736	45,152

19. SUBSEQUENT EVENT

Revere Data Acquisition

On September 1, 2013, FactSet announced it had acquired the assets of Revere Data, LLC for $15.4 million. Over the last decade, Revere has built an industry taxonomy that offers investors a unique way to classify companies and analyze how they fit in the global economy. Revere also offers a robust database of supply chain relationships that helps investors identify companies' interrelationships and mutual dependencies. At the time of acquisition, Revere had annual subscriptions of $4.9 million. The addition of Revere's specialty data complements FactSet's commitment to provide clients with unique and insightful content sets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

On October 30, 2013, the Audit Committee of the Board of Directors of FactSet Research Systems Inc. (“FactSet” or the “Company”) engaged Ernst & Young LLP (“EY”) as FactSet’s independent registered public accounting firm commencing with the fiscal year ending August 31, 2014.

PricewaterhouseCoopers LLP (“PwC”) performed the audit of the Company’s consolidated financial statements for the fiscal year ended August 31, 2013 and was dismissed as the independent registered public accounting firm upon completion of the audit on October 30, 2013. During the Company’s fiscal years ended August 31, 2013 and 2012 and through October 30, 2013, FactSet had no disagreements with PwC on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to PwC’s satisfaction, would have caused it to make reference to the matter in conjunction with its report on the Company’s consolidated financial statements for the relevant year; and during that same period there were no reportable events as defined in Item 304(a)(1)(v) of SEC Regulation S-K.

PwC’s audit reports on FactSet’s consolidated financial statements for the fiscal years ended August 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A copy of PwC’s letter to the SEC dated October 30, 2013 is filed as Exhibit 16.1.

During the Company’s fiscal years ended August 31, 2013 and 2012 and through October 30, 2013, neither FactSet, nor anyone on its behalf, consulted with EY with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided by EY to FactSet that EY concluded was an important factor considered in reaching a decision as to the accounting, auditing, or financial reporting issue or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of SEC Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of SEC Regulation S-K).

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 44.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 45.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 30, 2013, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 30, 2013, all of which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 30, 2013, all of which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in the definitive Proxy Statement dated October 30, 2013, all of which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the captions “Corporate Governance” and “Director Compensation,” contained in the definitive Proxy Statement dated October 30, 2013, all of which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 30, 2013, all of which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 43 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended August 31, 2013, 2012, and 2011 (in thousands):

Receivable reserve and billing adjustments*	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-offs, Net of Recoveries	Balance at End of Year
2013	$1,830	$1,580	$1,766	$1,644
2012	$1,955	$1,863	$1,988	$1,830
2011	$1,862	$1,748	$1,655	$1,955

* Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenues.

Additional financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)
3.2	Amendment to the Restated Certificate of Incorporation (2)
3.3	Second Amendment to the Restated Certificate of Incorporation (3)
3.4	By-laws of FactSet Research Systems Inc. (4)
3.5	Amended and Restated By-laws of FactSet Research Systems Inc. (5)
4	Form of Common Stock (1)
10.1	Severance Agreement dated September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh
10.2	The FactSet Research Systems Inc. 1996 Stock Option Plan (6)
10.3	The FactSet Research Systems Inc. 2000 Stock Option Plan (7)
10.4	The FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated (8)
10.5	The FactSet Research Systems Inc. 1998 Non-Employee Directors’ Stock Option Plan (9)
10.6	The FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan (10)
10.8	The FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (10)
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission dated October 30, 2013
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04238).

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for fiscal year 2001.

(3)	Incorporated by reference to the Company’s periodic report on Form 8-K, filed on December 16, 2011.

(4)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the third quarter of fiscal year 2000.

(5)	Incorporated by reference to the Company’s quarterly report on Form 10-Q for the first quarter of fiscal year 2009.

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171667).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-156649).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 30, 2013	/s/ PHILIP A. HADLEY
Philip A. Hadley
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/S/ PHILIP A. HADLEY	Chairman and Chief Executive Officer	October 30, 2013
Philip A. Hadley	(Principal Executive Officer)

/s/ MAURIZIO NICOLELLI	Senior Vice President and Chief Financial Officer	October 30, 2013
Maurizio Nicolelli	(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY	Vice President and Controller	October 30, 2013
Matthew J. McNulty	(Principal Accounting Officer)

/S/ CHARLES J. SNYDER	Vice Chairman of the Board of Directors	October 30, 2013
Charles J. Snyder

/S/ JAMES J. MCGONIGLE	Lead Independent Director	October 30, 2013
James J. McGonigle

/S/ ROBIN A. ABRAMS	Director	October 30, 2013
Robin A. Abrams

/S/ SCOTT A. BILLEADEAU	Director	October 30, 2013
Scott A. Billeadeau

/S/ MICHAEL F. DICHRISTINA	Director	October 30, 2013
Michael F. DiChristina

/S/ JOSEPH E. LAIRD, JR.	Director	October 30, 2013
Joseph E. Laird, Jr.

/S/ WALTER F. SIEBECKER	Director	October 30, 2013
Walter F. Siebecker

/s/ JOSEPH R. ZIMMEL	Director	October 30, 2013
Joseph R. Zimmel