Form 10-Q
period 2013-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2014-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2013 was 42,782,234.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended November 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
	2013	2012
(In thousands, except per share data)
Revenues	$222,975	$211,085

Operating expenses
Cost of services	83,250	73,586
Selling, general and administrative	64,985	66,414
Total operating expenses	148,235	140,000

Operating income	74,740	71,085
Other income	341	428
Income before income taxes	75,081	71,513

Provision for income taxes	22,903	21,744
Net income	$52,178	$49,769

Basic earnings per common share	$1.21	$1.12
Diluted earnings per common share	$1.19	$1.11

Basic weighted average common shares	43,134	44,316
Diluted weighted average common shares	43,773	44,984

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
	2013	2012
(In thousands)
Net income	$52,178	$49,769

Other comprehensive income, net of tax
Net unrealized gain on cash flow hedges*	2,647	1,287
Foreign currency translation adjustments	8,148	3,074
Other comprehensive income	10,795	4,361

Comprehensive income	$62,973	$54,130

* The net unrealized gain on cash flow hedges disclosed above was net of tax expense of $1,980 and $775 for the three months ended November 30, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

	November 30, 2013	August 31, 2013
(In thousands, except share data)

ASSETS
Cash and cash equivalents	$174,021	$196,627
Investments	13,756	12,725
Accounts receivable, net of reserves of $1,631 at November 30, 2013 and $1,644 at August 31, 2013	76,348	73,290
Prepaid taxes	821	16,937
Deferred taxes	3,026	2,803
Prepaid expenses and other current assets	12,997	15,652
Total current assets	280,969	318,034

Property, equipment and leasehold improvements, at cost	190,477	192,338
Less accumulated depreciation and amortization	(126,193)	(126,967)
Property, equipment and leasehold improvements, net	64,284	65,371

Goodwill	259,345	244,573
Intangible assets, net	40,216	36,223
Deferred taxes	22,482	22,023
Other assets	3,862	3,973
TOTAL ASSETS	$671,158	$690,197

LIABILITIES
Accounts payable and accrued expenses	$29,711	$29,864
Accrued compensation	17,687	40,137
Deferred fees	30,157	29,319
Taxes payable	5,112	3,769
Dividends payable	15,046	15,164
Total current liabilities	97,713	118,253
Deferred taxes	2,399	2,396
Taxes payable	5,009	5,435
Deferred rent and other non-current liabilities	19,415	22,334
TOTAL LIABILITIES	$124,536	$148,418
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 48,325,476 and 48,110,740 shares issued; 42,988,369 and 43,324,410 shares outstanding at November 30, 2013 and August 31, 2013, respectively	483	481
Additional paid-in capital	343,593	326,869
Treasury stock, at cost: 5,337,107 and 4,786,330 shares at November 30, 2013 and August 31, 2013, respectively	(514,979)	(454,917)
Retained earnings	737,651	700,519
Accumulated other comprehensive loss	(20,126)	(31,173)
TOTAL STOCKHOLDERS’ EQUITY	$546,622	$541,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$671,158	$690,197

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
	2013	2012
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,178	$49,769
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,763	8,917
Stock-based compensation expense	5,116	5,203
Deferred income taxes	(679)	1,766
Gain on sale of assets	(23)	(2)
Tax benefits from share-based payment arrangements	(2,144)	(4,032)
Changes in assets and liabilities, net of effects of acquisition
Accounts receivable, net of reserves	(2,612)	(4,655)
Accounts payable and accrued expenses	(316)	2,851
Accrued compensation	(21,213)	(26,501)
Deferred fees	(94)	410
Taxes payable, net of prepaid taxes	19,108	13,709
Prepaid expenses and other assets	3,036	2,613
Deferred rent and other non-current liabilities	(3,280)	997
Other working capital accounts, net	299	(409)
Net cash provided by operating activities	58,139	50,636

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	(15,288)	0
Purchases of investments	(7,172)	(7,795)
Proceeds from sales of investments	6,871	7,500
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(5,438)	(6,097)
Net cash used in investing activities	(21,027)	(6,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(15,064)	(13,631)
Repurchase of common stock	(60,062)	(28,241)
Proceeds from employee stock plans	9,484	13,102
Tax benefits from share-based payment arrangements	2,144	4,032
Net cash used in financing activities	(63,498)	(24,738)

Effect of exchange rate changes on cash and cash equivalents	3,780	2,162
Net (decrease) increase in cash and cash equivalents	(22,606)	21,668
Cash and cash equivalents at beginning of period	196,627	189,044
Cash and cash equivalents at end of period	$174,021	$210,712

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2013

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

The accompanying financial data as of November 30, 2013 and for the three months ended November 30, 2013 and 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

3. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards or Updates Recently Adopted

Balance Sheet Offsetting

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the balance sheet or that are subject to enforceable master netting arrangements or similar agreements. In January 2013, the FASB issued a clarifying accounting standard update, which limited the scope of the previous guidance to only derivatives, repurchase type agreements and securities borrowing and lending transactions. These accounting standard updates were effective for FactSet beginning in the first quarter of fiscal 2014, and the additional disclosure has been included in Note 5, Derivative Instruments.

Indefinite-lived Intangible Assets

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update became effective for FactSet beginning in the first quarter of fiscal 2014 and did not have an impact on the Company’s consolidated financial statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for FactSet beginning in the first quarter of fiscal 2014 and the additional information has been disclosed in Note 6, Accumulated Other Comprehensive Loss.

Cumulative Translation Adjustments

In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting standard update was adopted by FactSet beginning in the first quarter of fiscal 2014 and did not have an impact on the Company’s consolidated financial statements.

No other new accounting pronouncements issued or effective as of November 30, 2013 have had or are expected to have an impact on the Company’s consolidated financial statements. In addition, there were no recent accounting standards or updates not yet effective for the Company as of November 30, 2013.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of November 30, 2013 or August 31, 2013.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2013 and August 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2013	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$128,131	$0	$0	$128,131
Certificates of deposit (2)	0	13,756	0	13,756
Derivative instruments (3)	0	443	0	443
Total assets measured at fair value	$128,131	$14,199	$0	$142,330

Liabilities
Derivative instruments (3)	$0	$3,556	$0	$3,556
Total liabilities measured at fair value	$0	$3,556	$0	$3,556

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$156,693	$0	$0	$156,693
Certificates of deposit (2)	0	12,725	0	12,725
Total assets measured at fair value	$156,693	$12,725	$0	$169,418

Liabilities
Derivative instruments (3)	$0	$7,740	$0	$7,740
Total liabilities measured at fair value	$0	$7,740	$0	$7,740

(1)

The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in cash and cash equivalents on the consolidated balance sheet.

(2)

The Company’s certificates of deposit held to maturity are not debt securities and are classified as Level 2. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Company’s consolidated balance sheet. For the three months ended November 30, 2013, interest income earned from the certificates of deposit was $0.3 million.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at November 30, 2013 and August 31, 2013 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$128,131	$0	$0	$128,131
Investments	0	13,756	0	13,756
Other current assets (derivative assets)	0	443	0	443
Total assets measured at fair value	$128,131	$14,199	$0	$142,330
Accounts payable and accrued expenses	$0	$1,466	$0	$1,466
Deferred rent and other non-current liabilities	0	2,090	0	2,090
Total liabilities measured at fair value	$0	$3,556	$0	$3,556

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$156,693	$0	$0	$156,693
Investments	0	12,725	0	12,725
Total assets measured at fair value	$156,693	$12,725	$0	$169,418

Accounts payable and accrued liabilities	$0	$3,085	$0	$3,085
Deferred rent and other non-current liabilities	0	4,655	0	4,655
Total liabilities measured at fair value	$0	$7,740	$0	$7,740

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three months ended November 30, 2013, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the three months ended November 30, 2013 and 2012, respectively, and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

As of November 30, 2013 FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the end of the second quarter of fiscal 2016, 40% of its British Pound exposure through the end of the second quarter of fiscal 2014, and 50% of its Philippines Peso exposure through the end of fiscal 2014. At November 30, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.7 billion and ($3.6) million, respectively. At November 30, 2013, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php377.5 million and $0.1 million, respectively. At November 30, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £3.2 million and $0.3 million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Nov 30, 2013	Aug 31, 2013	Nov 30, 2013	Aug 31, 2013
Indian Rupee	$42,407	$47,388	$(3,556)	$(7,693)
Philippine Peso	8,550	11,700	106	(178)
British Pound	4,816	10,436	337	131
Total	$55,773	$69,524	$(3,113)	$(7,740)

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

Fair Value of Derivative Instruments

The following table provides a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Nov 30, 2013	Aug 31, 2013
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$443	$0
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$1,466	$3,085
	Deferred Rent and other non-current liabilities	$2,090	$4,655

All derivatives were designated as hedging instruments as of November 30, 2013 and August 31, 2013, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2013 and 2012 (in thousands):

	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	FY14	FY13	(Effective Portion)	FY14	FY13
Foreign currency forward contracts	$4,227	$1,571	SG&A	$(400)	$(491)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of November 30, 2013, FactSet estimates that approximately $1.0 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2013 and August 31, 2013, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Balance Sheet
November 30, 2013	Gross Derivative Amount	Gross Derivative Amounts Offset in Balance Sheet	Net Amount

Fair value of assets	$443	$0	$443
Fair value of liabilities	(3,657)	101	(3,556)
Total	$(3,214)	$101	$(3,113)

	Derivatives Offset in Balance Sheet
August 31, 2013	Gross Derivative Amount	Gross Derivative Amounts Offset in Balance Sheet	Net Amount

Fair value of assets	$131	$0	$131
Fair value of liabilities	(7,871)	0	(7,871)
Total	$(7,740)	$0	$(7,740)

6. OTHER COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income and amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended November 30, 2013 and 2012 are as follows (in thousands):

For the three months ended November 30, 2013	Pre-tax	Net of tax
Foreign currency translation adjustments	$8,148	$8,148
Realized loss on cash flow hedges reclassified to earnings (1)	400	252
Unrealized gain on cash flow hedges recognized in accumulated other comprehensive loss	4,227	2,395
Other comprehensive income	$12,775	$10,795

For the three months November 30, 2012	Pre-tax	Net of tax
Foreign currency translation adjustments	$3,074	$3,074
Realized loss on cash flow hedges reclassified to earnings (1)	491	305
Unrealized gain on cash flow hedges recognized in accumulated other comprehensive loss	1,571	982
Other comprehensive income	$5,136	$4,361

(1) Reclassified to Selling, General and Administrative Expense

The components of accumulated other comprehensive loss are as follows (in thousands):

	Nov 30, 2013	Aug 31, 2013
Accumulated unrealized losses on cash flow hedges, net of tax	$(1,948)	$(4,847)
Accumulated foreign currency translation adjustments	(18,178)	(26,326)
Total accumulated other comprehensive loss	$(20,126)	$(31,173)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Sweden, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Australia, Manila and Mumbai. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $259 million of goodwill reported by the Company at November 30, 2013, 69% was recorded in the U.S. segment, 30% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended November 30, 2013	U.S.	Europe	Asia Pacific	Total
Revenues	$152,911	$53,706	$16,358	$222,975
Segment operating profit	40,790	26,245	7,705	74,740
Total assets	408,532	210,246	52,380	671,158
Capital expenditures	5,244	86	108	5,438

For the three months ended November 30, 2012	U.S.	Europe	Asia Pacific	Total
Revenues	$143,941	$51,631	$15,513	$211,085
Segment operating profit	39,600	24,723	6,762	71,085
Total assets	389,558	272,544	49,754	711,856
Capital expenditures	3,277	553	2,267	6,097

8. BUSINESS COMBINATIONS

Revere Data

On September 1, 2013, FactSet acquired the assets of Revere Data, LLC (“Revere”) to complement the Company's commitment to provide its clients with insightful content sets, for $15.3 million in cash. Revere also offers a robust database of supply chain relationships that helps investors identify companies’ interrelationships and mutual dependencies. Revere classifies companies into a unique industry taxonomy and offers a database of supply chain relationships. As of the date of acquisition, Revere had annual subscriptions of $4.9 million. The opportunity for FactSet to offer this data to new and existing clients contributed to a purchase price in excess of fair value of the Revere net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of November 30, 2013. The preliminary purchase price was allocated to Revere’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

Based upon the purchase price and preliminary valuation, the allocation is as follows (in thousands):

Tangible assets acquired	$544
Amortizable intangible assets
Data content	2,698
Client relationships	1,252
Non-compete agreements	391
Trade name	179
Goodwill	11,173
Total assets acquired	16,237
Liabilities assumed	(949)
Net assets acquired	$15,288

Intangible assets of $4.5 million have been allocated to amortizable intangible assets consisting of data content, amortized over seven years using a straight-line amortization method; client relationships, amortized over seven years using an accelerated amortization method; non-compete agreements, amortized over three years using accelerated straight-line amortization method; and trade name, amortized over three years using a straight-line amortization method. The valuation and estimated useful lives of the intangible assets acquired are provisional and subject to adjustment based upon additional information that the Company is in the process of obtaining.

Goodwill totaling $11.2 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill will not be amortized, but tested for impairment at least annually. Goodwill generated from the Revere acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of the operations of Revere have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on September 1, 2013 and did not have a material impact on the first quarter of fiscal 2014. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2013 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2013	$167,822	$73,424	$3,327	$244,573
Goodwill acquired during the period	11,173	-	-	11,173
Foreign currency translations	-	3,737	(138)	3,599
Balance at November 30, 2013	$178,995	$77,161	$3,189	$259,345

During the first quarter of fiscal 2014, $11.2 million of goodwill was acquired as a result of the purchase of the assets of Revere on September 1, 2013 for a total purchase price of $15.3 million.

Goodwill is not amortized as it has an estimated indefinite life. At least annually, the Company evaluates goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2013 and 2012, which determined that there were no reporting units that were deemed at risk. The fair value of each of the Company’s reporting units significantly exceeded carrying value, thus there had been no impairment.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at November 30, 2013 was 11.6 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no changes to the estimate of the remaining useful lives during the first quarter of fiscal 2014. If indicators of impairment appear to exist, amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$53,591	$23,961	$29,630
Client relationships	23,470	15,872	7,598
Software technology	21,187	19,516	1,671
Non-compete agreements	2,545	1,446	1,099
Trade names	936	718	218
Total	$101,729	$61,513	$40,216

At August 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,185	$22,419	$26,766
Client relationships	22,915	16,185	6,730
Software technology	20,914	19,126	1,788
Non-compete agreements	2,154	1,293	861
Trade names	758	680	78
Total	$95,926	$59,703	$36,223

During the first quarter of fiscal 2014, $4.5 million of intangible assets were acquired with a weighted average useful life of 6.5 years due to the acquisition of Revere on September 1, 2013.

Preliminary Revere Intangible Asset Allocation	Weighted Average Amortization Period (years)	Acquisition Cost
Data content	7.0	$2,698
Client relationships	7.0	1,252
Non-compete agreements	3.0	391
Trade name	3.0	179
Total	6.5	$4,520

The remaining change of $1.3 million in the gross carrying amount of intangible assets November 30, 2013 as compared to August 31, 2013 was due to foreign currency translations.

Amortization expense recorded for intangible assets was $1.7 million and $1.9 million for the three months ended November 30, 2013 and 2012, respectively. As of November 30, 2013, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2014 (remaining nine months)	$5,114
2015	5,892
2016	4,247
2017	3,922
2018	3,949
Thereafter	17,092
Total	$40,216

11. COMMON STOCK AND EARNINGS PER SHARE

On November 14, 2013, FactSet’s Board of Directors approved a regular quarterly dividend of $0.35 per share, or $1.40 per share per annum. The cash dividend of $15.0 million was paid on December 17, 2013 to common stockholders of record on November 29, 2013.

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended November 30,
	2013	2012

Balance at September 1	43,324	44,279
Common stock issued for employee stock plans	194	333
Repurchase of common stock under the share repurchase program	(530)	(270)
Balance at November 30, 2013 and 2012, respectively	42,988	44,342

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	NetIncome (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2013
Basic EPS
Income available to common stockholders	$52,178	43,134	$1.21
Diluted EPS
Dilutive effect of stock options and restricted stock		639
Income available to common stockholders plus assumed conversions	$52,178	43,773	$1.19
For the three months ended November 30, 2012
Basic EPS
Income available to common stockholders	$49,769	44,316	$1.12
Diluted EPS
Dilutive effect of stock options and restricted stock		668
Income available to common stockholders plus assumed conversions	$49,769	44,984	$1.11

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted earnings per shares for the three months ended November 30, 2013, as no outstanding stock options were determined to be anti-dilutive. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended November 30, 2012 was 442,728, because their inclusion would have been anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended November 30, 2012 was 30,456 because their inclusion would have been anti-dilutive, while no restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2013.

As of November 30, 2013 and 2012, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,237,514 and 2,669,380, respectively. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At November 30, 2013 and August 31, 2013, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At November 30, 2013 and August 31, 2013, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 48,325,476 and 48,110,740 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At November 30, 2013 and August 31, 2013, there were 5,337,107 and 4,786,330 shares of treasury stock (at cost) outstanding, respectively. As a result, 42,988,369 and 43,324,410 shares of FactSet common stock were outstanding at November 30, 2013 and August 31, 2013, respectively.

Share Repurchase Program

On December 16, 2013, FactSet’s Board of Directors approved a $300 million expansion to the existing share repurchase program. During the first three months of fiscal 2014, the Company repurchased 530,000 shares for $57.8 million. Including the recently approved $300 million expansion to the program, $304.7 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

In addition to the purchase of 530,000 shares under the existing share repurchase program, FactSet repurchased 20,777 shares for $2.3 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during the first quarter of fiscal 2014.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first three months of fiscal 2014, there were 161,716 restricted stock awards granted compared to none in the year ago quarter. During the first quarter of fiscal 2014, 62,544 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2013 (less 20,777 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). In the year ago quarter, 92,715 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2012 (less 29,604 shares repurchased to cover the cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011
August 11, 2011	$0.27	Regular (cash)	August 31, 2011	$12,165	September 20, 2011

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

During the first three months of fiscal 2014, FactSet granted 72,203 stock option awards at a weighted average exercise price of $109.49 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2013	4,729	$75.95
Granted – non-performance-based	36	108.64
Granted – performance-based	36	110.31
Exercised	(136)	59.38
Forfeited	(10)	79.22
Balance at November 30, 2013	4,655	$76.94

The total number of in-the-money options exercisable as of November 30, 2013 was 2.1 million with a weighted average exercise price of $62.94. As of August 31, 2013, 1.9 million in-the-money outstanding options were exercisable with a weighted average exercise price of $59.70. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2013 and August 31, 2013 was $102.6 million and $82.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $113.00 at November 30, 2013 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2013 and 2012 was $6.9 million and $11.7 million, respectively.

Performance-based Stock Options

Performance-based stock options require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based options that vest will be predicated on the Company achieving performance levels during the measurement period subsequent to the date of grant. Dependent on the financial performance levels attained by FactSet, a percentage of the performance-based stock options will vest to the grantees of those stock options. However, there is no current guarantee that such options will vest in whole or in part.

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic annual subscription value (“ASV”) and diluted earnings per share during the two fiscal years ended August 31, 2014. At November 30, 2013, FactSet estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $3.2 million to be recognized over the remaining vesting period. However, a change in the actual financial performance levels achieved over the next three fiscal quarters of 2014 could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at November 30, 2013	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$-	$(1,550)	$-
20%	$3,198	$-	$204
60%	$9,594	$3,100	$612
100%	$15,990	$6,200	$1,020

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2013.

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. The Company estimates that the second 20% tranche will vest by August 31, 2017, which results in unamortized stock-based compensation expense of $1.2 million to be recognized over the remaining vesting period of 3.8 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment**	Remaining Expense to be Recognized
First 20%*	n/a	n/a*
Second 20%	$(439)	$1,161
Third 20%	$544	$2,217
Fourth 20%	$1,029	$3,332
Fifth 20%	$1,648	$4,313

*The first 20% of the grant vested during fiscal 2013, and as such, there is no remaining expense to be recognized as of November 30, 2013.

** Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2013.

Revere Data Performance-based Option Grant

In connection with the acquisition of Revere Data during the first quarter of fiscal 2014, FactSet granted 36,695 performance-based employee stock options, which would vest only if certain ASV and operating margins related to the Revere business were achieved during the subsequent two and four year measurement periods and the option holders remained employed by FactSet. At November 30, 2013, the Company estimated that approximately 50% or 18,553 performance-based stock options will vest, which results in unamortized stock-based compensation expense of $0.6 million to be recognized over the remaining vesting period of 4.8 years.

Other Performance-based Option Grants

FactSet granted 41,725 performance-based employee stock options between January 2011 and July 2011 that vest based on achieving certain ASV targets. Of this total, 8,634 vested prior to the beginning of fiscal 2014. At November 30, 2013, the Company estimated that from the remaining 33,091 performance-based stock options, 7,964 will vest based on forecasted ASV growth, resulting in unamortized stock-based compensation expense of $0.1 million to be recognized over the remaining vesting period. The remaining 25,127 performance-based stock options outstanding are expected to be forfeited.

Restricted Stock and Stock Unit Awards

The Company’s stock option and award plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During the first three months of fiscal 2014, FactSet granted 161,716 restricted stock awards at a weighted average grant date fair value of $102.27 to existing employees of the Company. There were no restricted stock awards granted during the first three months of fiscal 2013.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2013	358	$80.43
Granted (restricted stock and stock units)	162	$102.27
Vested*	(63)	$83.49
Canceled/forfeited	(2)	$69.27
Balance at November 30, 2013	455	$87.69

* The 62,544 restricted stock awards that vested during the first quarter of fiscal 2014 related to awards granted on November 8, 2010. These restricted stock awards cliff vested 60% after three years (on November 8, 2013) with the remaining 40% cliff vesting after five years (on November 8, 2015). The awards are amortized to expense over the vesting period using the straight-line attribution method. As of November 30, 2013, unamortized stock-based compensation expense of $3.2 million is to be amortized to compensation expense over the remaining vesting period of 1.9 years.

November 2013 Employee Restricted Stock Award

On November 1, 2013, FactSet granted 153,972 restricted stock awards with a fair value of $102.22, which entitle the holder to shares of common stock as the awards vest over time. These restricted stock awards cliff vest 60% after three years (on November 1, 2016) and the remaining 40% after five years (on November 1, 2018). As of November 30, 2013, unamortized stock-based compensation expense of $13.7 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.9 years.

September 2013 Revere Data Restricted Stock Units

An additional 7,744 performance-based restricted stock units were granted during the first quarter of fiscal 2014 in connection with the acquisition of Revere Data. The units cliff vest 80% upon the four-year anniversary date of the grant, September 17, 2017, with the remaining 20% vesting on the fifth anniversary date, September 17, 2018, based upon the achievement of certain ASV and operating margin targets by the end of fiscal 2017 and the unit holders remaining employed by FactSet. As of November 30, 2013, unamortized stock-based compensation of $0.4 million will be amortized to compensation expense over the remaining vesting period of 4.8 years.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2013	3,116	107
Granted – non performance-based options	(36)	-
Granted – performance-based options	(36)	-
Restricted stock awards granted*	(404)	-
Share-based awards canceled/forfeited*	16	-
Balance at November 30, 2013	2,656	107

* Under the Company’s stock option and award plan, for each restricted stock award granted/canceled/forfeited, an equivalent of 2.5 shares is added back to or removed from the available share-based awards balance.

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

During the three months ended November 30, 2013, employees purchased 16,363 shares at a weighted average price of $86.65 as compared to 18,102 shares at a weighted average price of $78.53 in the same period a year ago. At November 30, 2013, 103,407 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $1.8 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2013 and 2012, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $5.1 million and $5.2 million during the three months ended November 30, 2013 and 2012, respectively. As of November 30, 2013, $61.4 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.8 years. There was no stock-based compensation capitalized as of November 30, 2013 or August 31, 2013, respectively.

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

Fiscal 2014

-

Q1 2014 – 35,508 non performance-based employee stock options and 36,695 performance-based employee stock options were granted at a weighted average exercise price of $109.49 and a weighted average estimated fair value of $31.78 per share.

Fiscal 2013

-

Q1 2013 – 635,308 non performance-based employee stock options and 1,011,510 performance-based employee stock options were granted at a weighted average exercise price of $92.22 and a weighted average estimated fair value of $26.87 per share.

The weighted average estimated fair value of employee stock options granted during the first three months of fiscal 2014 and 2013 was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended November 30,
	2013			2012
Term structure of risk-free interest rate	0.08%	-	2.61%	0.16%	-	1.91%
Expected life (in years)	7.6	-	7.8	7.6	-	7.8
Term structure of volatility	23%	-	33%	24%	-	33%
Dividend yield		1.35%			1.30%
Weighted average estimated fair value		$31.78			$26.87
Weighted average exercise price		$109.49			$92.22
Fair value as a percentage of exercise price		29.0%			29.1%

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

There were no stock options granted to the Company’s non-employee Directors during the three months ended November 30, 2013 and 2012, respectively.

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitle the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards are measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. There were 161,716 restricted stock awards granted during the first quarter of fiscal 2014 with a weighted average grant date fair value of $102.27. There were no restricted stock awards granted during the three months ended November 30, 2012.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended November 30, 2013, employees purchased 16,363 shares at a weighted average price of $86.65 as compared to 18,102 shares at a weighted average price of $78.53 in the same period a year ago. Stock-based compensation expense recorded during each of the three months ended November 30, 2013 and 2012, relating to the employee stock purchase plan was $0.3 million.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2013 and 2012 were $16.64 and $15.74 per share, respectively, with the following weighted average assumptions:

	Three Months Ended November 30,
	2013	2012
Risk-free interest rate	0.04%	0.10%
Expected life (in months)	3	3
Expected volatility	8.66%	10%
Dividend yield	1.37%	1.32%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended November 30
	2013	2012
U.S. operations	$60,258	$61,067
Non-U.S. operations	14,823	10,446
Income before income taxes	$75,081	$71,513
U.S. operations	$19,653	$19,340
Non-U.S. operations	3,250	2,404
Total provision for income taxes	$22,903	$21,744
Effective tax rate	30.5%	30.4%

FactSet's effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company's effective tax rate will vary based upon changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. For the three months ended November 30, 2013 and 2012, the effective tax rate was lower than the U.S. statutory rate primarily due to foreign income, which is subject to lower statutory tax rates than in the U.S., benefits from foreign tax credits and the U.S. Federal R&D tax credit which lapsed on December 31, 2013.

The components of the provision for income taxes consist of the following (in thousands):

	Three Months Ended November 30,
	2013	2012
Current
U.S. federal	$18,117	$16,358
U.S. state and local	1,197	1,289
Non-U.S.	3,187	2,684
Total current taxes	$22,501	$20,331
Deferred
U.S. federal	$311	$1,576
U.S. state and local	28	117
Non-U.S.	63	(280)
Total deferred taxes	$402	$1,413
Total provision for income taxes	$22,903	$21,744

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Nov 30, 2013	Aug 31, 2013
Deferred tax assets
Current
Receivable reserve	$610	$614
Deferred rent	2,036	2,191
Deferred fees	(2)	(2)
Other	382	0
Net current deferred taxes	$3,026	$2,803
Non-current
Depreciation on property, equipment and leasehold improvements	$8,077	$6,329
Deferred rent	2,772	2,772
Stock-based compensation	18,667	19,828
Purchased intangible assets, including acquired technology	(9,358)	(8,401)
Other	2,324	1,495
Net non-current deferred taxes	$22,482	$22,023
Total deferred tax assets	$25,508	$24,826

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Nov 30, 2013	Aug 31, 2013
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$2,775	$2,761
Stock-based compensation	(376)	(365)
Total deferred tax liabilities (non-current)	$2,399	$2,396

A provision has not been made for additional U.S. Federal taxes as of November 30, 2013 as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at November 30, 2013 and August 31, 2013. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of November 30, 2013, the Company had gross unrecognized tax benefits totaling $5.0 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2014 (in thousands):

Unrecognized income tax benefits at August 31, 2013	$5,435
Additions based on tax positions related to the current year	117
Additions for tax positions of prior years	218
Reductions from settlements with taxing authorities	(761)
Unrecognized income tax benefits at November 30, 2013	$5,009

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2013, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

Lease Commitments

At November 30, 2013, the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, and Youngstown, Ohio. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; Stockholm, Sweden; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Mumbai, India; Manila, the Philippines; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2024. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. At November 30, 2013, FactSet leases approximately 814,000 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

In connection with the acquisition of the assets of Revere Data in September 2013, FactSet assumed the leases of existing offices in Youngstown, Ohio and New York, New York, which increased the rental square footage by approximately 5,000 square feet and minimum rental payments by less than $0.1 million. No other material new leases were entered into during the first three months of fiscal 2014.

For the three months ended November 30, 2013 and 2012, rent expense (including operating costs) for all operating leases amounted to $8.9 million and $9.3 million, respectively. Approximately $2.2 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2013. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2013, FactSet was in compliance with all covenants contained in the standby letters of credit.

At November 30, 2013, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years August 31,	Minimum Lease Payments
2014 (remaining nine months)	$20,877
2015	23,917
2016	17,941
2017	16,599
2018	15,647
Thereafter	29,604
Total	$124,585

Purchase Commitments with Suppliers

Purchase obligations represent payment due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2013, the Company had total purchase commitments of $50.2 million. There were no material changes in FactSet’s purchase commitments during the first three months of fiscal 2014.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at November 30, 2013, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

Income Taxes

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance (see Note 15). FactSet is currently under audit by tax authorities. The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities, and the Company believes that the final outcome of these examinations or settlements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At November 30, 2013, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2013. At November 30, 2013 and August 31, 2013, the receivable reserve was $1.6 million.

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

17. SUBSEQUENT EVENT

On December 10, 2013, FactSet acquired a 60% ownership interest in Matrix Data Limited (“Matrix”) for £12 million with the ability to acquire the remaining 40% interest. Headquartered in London, England, in its primary line of business, Matrix is a provider of intelligence to the UK financial services industry, covering market share of mutual fund distribution. Matrix has developed customer, channel and market benchmarking solutions that help clients optimize product distribution and improve marketing effectiveness to drive revenue growth. Matrix employed 85 individuals in England and at the time of the acquisition had annual subscriptions of $7 million.

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

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate approximately 82.2% of our revenues from investment management clients and the remainder is from investment banking firms who perform M&A advisory work and equity research. Included in the 82.2% are revenue attributable to off-platform sales and the Market Metrics business.

Over the years, regardless of the market cycle, the Company’s financial performance has returned value to our shareholders. At FactSet, we believe we are well-situated to serve a broad range of our clients’ needs, given our core competency with equity analysis and research, and our expertise with fixed income that we have been developing now for nearly ten years. At November 30, 2013, we employed 6,399 employees, up 6% from a year ago. Of these employees, 1,935 were located in the U.S., 641 in Europe and 3,823 in Asia Pacific. Approximately 53% of employees are involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 4% provide administrative support.

Our business model is built upon dedication to client service and the creative use of technology, which has allowed us to become a major force within the $25 billion dollar financial information industry. Our investment discipline and proven business model continues to generate shareholder value as illustrated by our 7% EPS growth. Our buy-side client base is experiencing a healthy business cycle, but we are facing a challenging sell-side environment, which reduced organic ASV in the past three months. A key strength in our business model is the ability to generate record levels of quarterly free cash flow, as evidenced by an 18% growth in this metric year over year. Overall, the first quarter of fiscal 2014 adds to our continuing string of successful quarters as we added 89 net users and 25 net new clients in the past three months. We also completed the acquisition of Revere Data in September 2013 for $15.3 million and now offer clients unique industry taxonomy and a database of supply chain relationships. Lastly, we held a successful U.S. Symposium in November 2013, with 316 industry professionals from 102 firms in attendance.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2013 and 2012, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended November 30,
(in thousands, except per share data)	2013	2012	Change
Revenues	$222,975	$211,085	5.6%
Cost of services	83,250	73,586	13.1%
Selling, general and administrative	64,985	66,414	(2.2)%
Operating income	74,740	71,085	5.1%
Net income	$52,178	$49,769	4.8%
Diluted earnings per common share	$1.19	$1.11	7.2%
Diluted weighted average common shares	43,773	44,984

Revenues

Revenues for the three months ended November 30, 2013 were $223.0 million, up 5.6% compared to the prior year. Our revenue growth drivers during the first quarter of fiscal 2014 were an increase in the number of clients and users, continued sales of our wealth management workflow solutions, increased subscriptions in our Portfolio Analytics suite of products, incremental revenue from the acquisition of Revere Data in September 2013 and continued expansion of our proprietary content partially offset by lower revenue from a weaker Japanese Yen and a reduction in ASV from our investment banking and Market Metrics clients.

Growth in the Number of Clients and Users of FactSet

For the sixteenth consecutive quarter, we experienced net new client growth. The total number of FactSet clients as of November 30, 2013 was 2,525, a net increase of 25 clients during the past three months and brings the net new client growth total to 124 over the past 12 months. At FactSet, we do not count every single company that uses our services as a client. Companies that are on trial are not included, nor are clients with ASV of less than $24,000. The addition of new clients is important to us as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. In addition, our annual client retention rate remained at greater than 95% of ASV, consistent with last year. As a percentage of actual clients, our annual retention rate was 92% at November 30, 2013, also consistent with last year. We believe these statistics show the power of our business model, as the large majority of clients maintain their subscriptions to FactSet throughout the year.

At November 30, 2013, there were 51,014 professionals using FactSet, a net increase of 89 in the past three months and up 1,409 users from a year ago. We saw an expansion of new users within the investment management space, especially from our wealth management clients. However, this growth was partially offset by a reduction of users at some of our investment banking clients. . We believe that although headcount at our investment banking clients is still under pressure due to workforce reductions and deployment levels which follow lower headcount, we continue to make gains on the investment management side, which constitutes approximately 82.2% of our revenues. In addition, average ASV for investment management users is significantly higher than for investment banking users, so a shift towards more research being conducted internally at investment management firms is a long-term positive ASV trend for FactSet. In the past 12 months, our investment management client base has added approximately 2,144 users while our investment banking clients have contracted by 735 users.

Continued Sales of our Wealth Management Workflow Solutions

We continued to be successful during the first quarter of fiscal 2014 in expanding the FactSet footprint within our wealth management clients and configuring a solution for their workflow. We are pleased to continue to observe increases in the users of our wealth management solutions as wealth users have increased every quarter over the past five years. Sales in the wealth management space require persistence and the ability to manage switching costs since the number of users and locations involved can be significant. Our consistently expanding footprint leads us to believe that the competitive position of our wealth management workflow solutions is improving.

Increased Subscriptions in our Portfolio Analytics (PA) Suite of Products

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base. As a result, PA product subscriptions were a source of revenue growth during the first quarter of fiscal 2014. The PA suite includes separate products that cover a range of workflows around portfolios. The number of clients and users subscribing to PA, Fixed Income in PA, SPAR, Risk and Portfolio Publishing experienced broad-based growth as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis.

Incremental Revenue from Revere Data

On September 1, 2013, we acquired the assets of Revere Data, whose taxonomy and supply chain relationship data will serve to complement our commitment to provide our clients with unique and insightful content sets, allowing users to better identify opportunities and measure risk exposure throughout the global equities and derivative markets. For the three months ended November 30, 2013, Revere added an incremental $1.2 million in revenues to our operations, which positively impacted our year over year growth rate by 80 basis points.

Continued Expansion of our Proprietary Content

We continue to be successful in licensing our proprietary FactSet data especially as our global content sales teams focus on expanding distribution of FactSet content, including FactSet Fundamentals and FactSet Estimates. This type of data is licensed in feed form and includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell side services. Sale of proprietary content through subscriptions to single purpose applications or through bulk data feeds continues to see demand among our users. The technology skill set of our largest clients is advancing. Servicing their needs with bulk data outside the FactSet workstation has proven to be another valuable means to monetize our investment in content.

The positive revenue drivers discussed above were partially offset by reductions in global banking and brokerage clients, net spend during the first quarter of fiscal 2014, a contraction in the Market Metrics business and the impact of foreign currency.

Reduction in Investment Banking: ASV from our investment banking clients decreased by $5 million in the first quarter of fiscal 2014 as volatility in the financial markets interrupted the short-term buying patterns of our investment banking client base. In addition, we experience some seasonality with our investment banking side clients, with our fourth quarter typically a strong quarter for new banking hires and our first quarter being weaker as their analyst programs come to end. We saw this trend was true in the just completed first quarter as user count at our investment banking clients decreased by 851 professionals during the past three months. Part of this reduction was from two large banks that reduced their number of users when their long-term contracts were recently renewed. These firms experienced workforce reductions over the past three years and the new level of deployment matches their current level of headcount.

Contraction in the Market Metrics business - Our Market Metrics suite of products includes mutual fund, variable annuity and life insurance analytical products and applications for wholesalers that have enabled senior managers to understand the value and penetration of their own products in local markets in greater detail than they have been able to examine before. ASV attributable to Market Metrics decreased $2 million during the first quarter of fiscal 2014, which was driven by clients exiting the life and variable annuity business due to low interest rates.

Foreign Currency Impact – A weaker Japanese Yen reduced revenues by $0.8 million in the first quarter of fiscal 2014 compared to the year ago quarter, which lowered our year over year revenue growth rate by 40 basis points.

Revenues by Geographic Region

	Three Months Ended November 30,
(in thousands)	2013	2012	Change
U.S.	$152,911	$143,941	6.2%
% of revenues	68.6%	68.2%
Europe	$53,706	$51,631	4.0%
Asia Pacific	16,358	15,513	5.4%
International	$70,064	$67,144	4.3%
% of revenues	31.4%	31.8%
Consolidated	$222,975	$211,085	5.6%

Revenues from our U.S. segment increased 6.2% to $152.9 million during the three months ended November 30, 2013 compared to the same period a year ago. Incremental revenue from the acquisition of Revere Data in September 2013 increased the year over year U.S. segment growth rate from 5.4% to 6.2%. Our first quarter fiscal 2014 revenue growth rate in the U.S. of 6.2% reflects growth in the number of users and clients of FactSet, the continued use of our advanced applications such as PA, sales of our wealth management solutions, $1.2 million of incremental revenue from the acquisition of Revere, increased sales of our proprietary content, and an annual price increase for our U.S. investment management clients implemented in January 2013, which drove revenues up by approximately $2.3 million partially offset by a net investment banking user count decrease due to the pressures faced by many sell-side firms.

International revenues in the first quarter of fiscal 2014 were $70.1 million, an increase of 4.3% from the prior year period. The impact of foreign currency (related to the Japanese Yen) decreased the year over year non-U.S. revenue growth rate from 5.6% to 4.3%. European revenues advanced 4.0% to $53.7 million due to an increase in client count, an annual price increase for the majority of our non-U.S. investment management clients implemented in March 2013, an increase in the number of PA subscriptions and sales of global proprietary content. Foreign currency movements had no impact on European revenues during the first quarter of fiscal 2014. Asia Pacific revenues grew to $16.4 million, up 5.4% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased revenues by $0.8 million. Holding currencies constant, Asia Pacific revenue growth year over year was 10.9%, primarily due to new user and client growth over the past 12 months, net growth in our global content offering, and our ability to sell additional services to existing clients. In March 2013, we issued our annual price increase for the majority of our non-U.S. investment management clients resulting in incremental revenue of $0.9 million during the first quarter of fiscal 2014. Revenues from our international operations accounted for 31.4% of our consolidated revenues during the first quarter of fiscal 2014, slightly down from 31.8% in the year ago quarter, primarily driven by the acquisition of Revere, which added $1.2 million in revenue to the U.S. segment and the devaluation of the Japanese Yen year over year.

Annual Subscription Value (ASV)

ASV at a given point in time represents the forward-looking expected revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, cancel portions of, or terminate service at any time. At November 30, 2013, ASV was $890 million, up 5.0% organically over the prior year. Including $5 million from the acquisition of Revere and a $1 million reduction from currency, ASV increased $2 million over the last three months. ASV from our U.S. operations was $609 million, up $30 million from a year ago, including acquired Revere Data ASV of $5 million. ASV from international operations increased $12 million to $281 million at November 30, 2013, representing 32% of our Company-wide total. Approximately 82.2% of ASV is derived from buy-side clients and the remainder is from the sell-side firms who perform M&A advisory work and equity research.

The 5.0% organic growth in ASV over the prior year was driven by the net addition of 124 new clients and 1,409 new users, increased sales of our wealth management and PA suite of products, the expansion of our proprietary content, growth in our Market Metrics business and our annual price increases issued in January and March of 2013 partially offset by net user count decreases at our investment banking clients.

Operating Expenses

	Three Months Ended November 30,
(in thousands)	2013	2012	Change
Cost of services	$83,250	$73,586	13.1%
Selling, general and administrative (“SG&A”)	64,985	66,414	(2.2)%
Total operating expenses	$148,235	$140,000	5.9%
Operating income	$74,740	$71,085	5.1%
Operating Margin	33.5%	33.7%

Cost of Services

For the three months ended November 30, 2013, cost of services increased 13.1% to $83.3 million as compared to $73.6 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 37.3% during the first quarter of fiscal 2014, an increase of 250 basis points over the year ago period due to higher compensation expense associated with employee growth in software engineering, consulting and content collection, and additional Revere expenses partially offset by lower third party data costs, a reduction in computer-related expenses and a decrease in intangible asset amortization.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 320 basis points in the first quarter of fiscal 2014 compared to the same period in fiscal 2013 due to new classes of engineers and consultants hired in the past 12 months, additional hiring at our proprietary content collection locations, base salary increases year over year, the addition of 50 new employees from the acquisition of Revere and an increase in variable compensation. Over the last 12 months, we have added approximately 133 net new engineering and product development employees and 77 net new consultants, as we continue to improve our applications and service our existing client base. In addition, we hired approximately 159 net new employees to collect more content, primarily at our facilities in India and the Philippines. At November 30, 2013, approximately 53% of our employees are involved with content collection, 24% work in product development, software and systems engineering and another 19% conduct consulting services. Total headcount was 6,399 at November 30, 2013, a net increase of 379 over last year, including 50 employees from the acquisition of Revere. Revere expenses increased cost of services by $1.4 million, or approximately 40 basis points, due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to new employees and the amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during fiscal 2014 were lower levels of third party data costs, a reduction in computer depreciation and a decrease in intangible asset amortization expense. Data costs, expressed as a percentage of revenues, decreased 20 basis points for the three months ended November 30, 2013 compared to the same period in fiscal 2013 as a result of a slowing growth rate in users, a reduction in CallStreet third party collection fees and lower variable fees payable to data vendors based on deployment of their content over the FactSet platform. Computer-related expenses, including depreciation and computer maintenance costs, decreased 20 basis points in the first quarter of fiscal 2014 as compared to a year ago due to the continued use of fully depreciated servers and our recent investment in our computer infrastructure, which was a transition to more efficient and cost-effective servers in our data centers. The cost per server and related maintenance has declined as we have become more efficient in our data centers. Amortization of intangible assets, expressed as a percentage of revenues, declined 15 basis points in the current year quarter as previously acquired intangible assets became fully amortized during the past 12 months partially offset by incremental expense from the newly acquired Revere intangible assets.

Selling, General and Administrative

For the three months ended November 30, 2013, SG&A expenses decreased 2.2% to $65.0 million from $66.4 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased in part by 230 basis points to 29.1% during the first quarter of fiscal 2014 due to lower employee compensation and occupancy costs partially offset by higher marketing expenses.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, decreased 180 basis points in the first quarter of fiscal 2014 compared to the same period in fiscal 2013 due to decreased variable compensation and lower stock option expense. The majority of our hiring during the past 12 months has been within our software engineering, content collection and product development teams, which are included within cost of services. As such, SG&A employee compensation, expressed as a percentage of revenues, has declined compared to the growth in cost of services as our SG&A functions become more efficient and are able to operate with minimal headcount growth. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, decreased 50 basis points due to the year ago expansion of our office in Manila as well as our moves to larger space in Hong Kong and Dubai. There was no similar activity in the first quarter of fiscal 2014 as we did not enter into any material new leases in the past three months.

Partially offsetting the decrease in SG&A expenses was an increase in marketing costs of 20 basis points, expressed as a percentage of revenues, as we held our U.S symposium in November of 2013 which did not occur in the year ago quarter. We believe the U.S. symposium was a success as we had 316 industry professionals from 102 firms in attendance.

Operating Income and Operating Margin

Operating income increased 5.1% to $74.7 million for the three months ended November 30, 2013 compared to the prior year period. Our operating margin during the first quarter of fiscal 2014 was 33.5%, down from 33.7% a year ago, but up 10 basis points from 33.4% in the fourth quarter of fiscal 2013. The Revere acquisition lowered our operating margin by 30 basis points in the current year first quarter due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to new employees and the amortization of acquired intangible assets.

Operating Income by Segment

	Three Months Ended November 30,
(in thousands)	2013	2012	Change
U.S.	$40,790	$39,600	3.0%
Europe	26,245	24,723	6.2%
Asia Pacific	7,705	6,762	13.9%
Consolidated	$74,740	$71,085

Our operating segments are aligned with how we, including our chief operating decision maker, manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Operating income from our U.S. business increased 3.0% to $40.8 million during the three months ended November 30, 2013 compared to $39.6 million in the same period a year ago. The increase in operating income was primarily due to $9.0 million of incremental revenues, a decrease in computer-related expenses and a reduction in third party data costs and intangible asset amortization expense partially offset by higher employee compensation within cost of services. The U.S. revenue growth was driven by the continued use of our advanced applications such as PA, growth in the number of clients and users, an increase in wealth management sales, growth in our Market Metrics business over the past 12 months, additional revenues from sales of our proprietary content data feeds, $1.2 million of incremental revenue from the acquisition of Revere in September 2013, and the January 2013 annual price increase for our U.S. investment management clients, which drove revenues up by $2.3 million.

European operating income increased 6.2% to $26.2 million during the three months ended November 30, 2013 compared to the same period a year ago. The increase in European operating income was primarily due to revenue growth of 4.0% combined with a reduction in T&E spending and a decrease in amortization expense as previously acquired intangible assets become fully amortized. European revenues grew by $2.1 million during the three months ended November 30, 2013 due to clients continued licensing of our advanced applications, an annual price increase for the majority of our non-U.S. investment management clients implemented in March 2013, an increase in client and user count and sales of global proprietary content.

Asia Pacific operating income increased 13.9% to $7.7 million during the three months ended November 30, 2013 compared to $6.8 million a year ago. The increase in Asia Pacific operating income was primarily due to incremental revenues and a reduction in occupancy costs, including rent and depreciation of furniture and fixtures, partially offset by higher employee compensation. On a constant currency basis, Asia Pacific revenues growth was 10.9% during the three months ended November 30, 2013, driven by the continued improvement in our global content offering, our ability to sell additional services to existing clients, new client and user growth combined with lower occupancy costs as we did not significantly expand our Asia Pacific offices in the last 12 months and thus were able to better control operating expenses.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended November 30,
(in thousands, except per share data)	2013	2012	Change
Provision for income taxes	$22,903	$21,744	5.3%
Net income	$52,178	$49,769	4.8%
Diluted earnings per share	$1.19	$1.11	7.2%
Effective tax rate	30.5%	30.4%

Income Taxes

For the three months ended November 30, 2013, the provision for income taxes increased 5.3% to $22.9 million as compared to the same period a year ago due to an increase in income before income taxes of 5.0% year over year and a prior year discrete benefit of $1.3 million. During the first quarter of fiscal 2013, FactSet realized an income tax benefit of $1.3 million from the decision to repatriate cash from our wholly owned UK subsidiary, as the foreign tax credits associated with the distribution were greater than the tax due on the distribution of the foreign earnings.

Net Income and Diluted Earnings per Share

Net income increased 4.8% to $52.2 million and diluted earnings per share increased 7.2% to $1.19 for the three months ended November 30, 2013. Drivers of net income and diluted earnings per share growth were higher levels of revenues, reduced compensation costs within SG&A, decreased computer-related expenses, a reduction in the amortization of intangible assets, and lower occupancy costs partially offset by higher compensation in cost of services and incremental marketing costs.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $14 million while our non-U.S. dollar denominated expenses are $172 million, which translates into a net foreign currency exposure of $158 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 70% of our employees are located as of November 30, 2013. During the first quarter of fiscal 2014, foreign currency movements increased operating income by $0.3 million compared to $0.6 million in the year ago quarter.

We did not enter into any new hedging contracts during the first three months of fiscal 2014. As of November 30, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the second quarter of fiscal 2016, 40% of our British Pound exposure through the end of the second quarter of fiscal 2014, and 50% of our Philippines Peso exposure through the fourth quarter of fiscal 2014. At November 30, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.7 billion and $(3.6) million, respectively. At November 30, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £3.2 million and $0.3 million, respectively. At November 30, 2013, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php377.5 million and $0.1 million, respectively. A loss on derivatives during the first quarter of fiscal 2014 of $0.4 million was recorded into operating income compared to a loss of $0.5 million a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended November 30,
	2013	2012
Net cash provided by operating activities	$58,139	$50,636
Capital expenditures (1)	(5,438)	(6,097)
Free cash flow (2)	$52,701	$44,539
Net cash used in investing activities	$(21,027)	$(6,392)
Net cash used in financing activities	$(63,498)	$(24,738)
Cash and cash equivalents at end of period	$174,021	$210,712

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Cash and cash equivalents aggregated to $174.0 million or 26% of our total assets at November 30, 2013, compared with $210.7 million or 30% of our total assets at November 30, 2012 and $196.6 million at August 31, 2013 or 28% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $22.6 million during the first quarter of fiscal 2014 due to the acquisition of Revere Data for $15.3 million, $60.1 million for repurchases of common stock, $15.1 million in cash dividend payments and $5.4 million in capital expenditures. These decreases were partially offset by cash provided by operating activities of $58.1 million, $9.5 million from the exercise of employee stock options, $2.1 million of tax benefits from share-based payment arrangements and $3.8 million from the effects of foreign currency.

Free cash flow for the first quarter of fiscal 2014 was $52.7 million, up 18.3% from a year ago due to higher levels of net income, a decrease in accounts receivable, the timing of compensation payments and a reduction in capital expenditures. Over the past 12 months, organic ASV was up $43 million, while accounts receivable decreased by $2.5 million over the same period, reflecting an improvement in our days sales outstanding (“DSO”) from 34 to 31 days. We have seen DSOs decrease substantially over the past several years as we continue to optimize our internal billing and collection processes.

Free cash flow generated over the last twelve months was $259.5 million and exceeded net income by 29.1%. Included in the twelve month calculation of free cash flow was $277.4 million of net cash provided by operations less $17.9 million of capital expenditures. Free cash flow generated in the last twelve months derived from higher levels of net income, lower capital expenditures, a decrease in DSO from 34 days at November 30, 2012 to 31 days at November 30, 2013 and a reduction in tax payments due to stock option exercises.

Net cash used in investing activities was $21.0 million during the first quarter of fiscal 2014 due to the acquisition of Revere Data for $15.3 million and capital expenditures of $5.4 million.

Net cash used for financing activities was $63.5 million during the first quarter of fiscal 2014 due to share repurchases and cash dividend payments partially offset by proceeds from employee stock plans. During the first quarter of fiscal 2014, we repurchased 530,000 shares for $57.8 million under our existing share repurchase program compared to $25.4 million during the same period in fiscal 2013. In addition, we repurchased 20,777 shares for $2.3 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during the first quarter of fiscal 2014 as compared to 29,604 shares for $2.8 million in the year ago quarter. Cash dividend payments increased by $1.4 million in the first quarter of fiscal 2014 because our Board approved a 13% increase in the regular quarterly dividend in May 2013. Through quarterly cash dividends and share repurchases, we have returned $421 million to our stockholders over the past 12 months. Proceeds from employee stock exercises decreased from $13.1 million to $9.5 million as the number of stock options exercised decreased by 117,073.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. As of November 30, 2013, our total cash and cash equivalents worldwide was $174.0 million with no outstanding borrowings. Approximately $73.6 million or 42% of our total available cash and cash equivalents is held in bank accounts located within the U.S., $78.6 million or 45% in Europe (predominantly within the UK and France) and the remaining $21.8 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities.

Capital Resources

Capital Expenditures

Capital expenditures were $5.4 million during the quarter ended November 30, 2013, down from $6.1 million in the year ago quarter. Approximately $3.2 million, or 59%, of capital expenditures was for computer equipment, including new laptop computers and peripherals for our growing employee base, more servers and power in our existing data centers, maintenance for our computer systems in our data collection centers in India and the Philippines, and improved internal telecommunication equipment. The remaining 41% of capital expenditures was for office expansions, primarily in connection with the completion of the build-out of our new office in San Francisco. Year over year capital expenditures decreased by $0.7 million as we incurred additional furniture and fixture costs to build out new space in the Philippines, Hong Kong and Dubai during fiscal 2013.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $2.2 million of standby letters of credit have been issued in connection with our current leased office space as of November 30, 2013. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2013 and August 31, 2013, we maintained a zero debt balance and were in compliance with all covenants contained in the standby letters of credit.

Off-Balance Sheet Arrangements

At November 30, 2013 and August 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

During the first three months of fiscal 2014, we repurchased 530,000 shares for $57.8 million under the existing share repurchase program compared to 270,000 shares for $25.4 million a year ago. On December 16, 2013, our Board of Directors approved a $300 million expansion of the existing share repurchase program. Including the expansion, $304.7 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid from existing and future cash generated by operations.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2013, we had total purchase commitments of $50.2 million. There were no material changes in our purchase commitments during the first three months of fiscal 2014.

In connection with the acquisition of the assets of Revere Data in September 2013, we assumed the leases of existing office space in Youngstown, Ohio and New York, New York, which increased our rental square footage by approximately 5,000 square feet and minimum rental payments by less than $0.1 million. No other material new leases were entered into during the first three months of fiscal 2014. However, total commitments under our operating leases decreased from $129.9 million at August 31, 2013 to $124.6 million at November 30, 2013 due to three months of rent payments partially offset by the effects of foreign currency.

There were no other significant changes to our contractual obligations during the three months ended November 30, 2013.

Dividends

On November 14, 2013, a regular quarterly dividend of $0.35 per share was announced. The cash dividend of $15.0 million was paid on December 17, 2013 to common stockholders of record on November 29, 2013 using our existing cash generated by operations.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2013.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices continue to experience volatility. Approximately 82.2% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients who perform M&A advisory work and equity research account for approximately 17.8% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Business Outlook

The following forward-looking statements reflect our expectations as of December 17, 2013. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2014 Expectations

–	Revenues are expected to range between $225 million and $228 million.
–	Operating margin is expected to range between 32.6% and 33.6%.
–	The annual effective tax rate is expected to range between 30.0% and 31.0% and assumes the U.S. Federal R&D tax credit will not be re-enacted by the end of the second quarter of fiscal 2014.
–	Diluted EPS should range between $1.20 and $1.23. The anticipated lapse in the U.S. Federal R&D tax credit during the second quarter of fiscal 2014 reduced each end of the diluted EPS range by $0.03.

On December 10, 2013, we acquired a 60% ownership interest in Matrix Data for £12 million with the ability to acquire the remaining 40% interest. Matrix provides intelligence to the UK financial services market for mutual fund distribution and will serve as a European complement to our Market Metrics business which currently focuses primarily on the U.S. market. We expect that Matrix will increase revenues by $2 million, reduce operating margin by 50 basis points and decrease diluted earnings per share by $0.01 for the second quarter of fiscal 2014.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $14 million while our non-U.S. dollar denominated expenses are $172 million, which translates into a net foreign currency exposure of $158 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of November 30, 2013 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the second quarter of fiscal 2016, 40% of our British Pound exposure through the end of the second quarter of fiscal 2014, and 50% of our Philippine Peso exposure through the end of fourth quarter of fiscal 2014. We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. At November 30, 2013 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.7 billion and ($3.6) million, respectively. At November 30, 2013 the notional principal and fair value of foreign exchange contracts to purchase British Pounds with U.S. dollars was £3.2 million and $0.3 million, respectively. At November 30, 2013, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php377.5 million and $0.1 million, respectively. A loss on derivatives during the first quarter of fiscal 2014 of $0.4 million was recorded into operating income compared to a loss of $0.5 million in the year ago quarter. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2013. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $4.2 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2013, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2013, would result in a decrease in operating income by $14.9 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2013 would increase the fair value of total assets by $26.3 million and stockholders’ equity by $24.6 million.

Interest Rate Risk

The fair market value of our cash and investments at November 30, 2013 was $187.8 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2014 to the risk factors identified in the Company’s fiscal 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

 The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2013:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
September 2013	-	-	-	$62,434
October 2013	530,000	$109.00	530,000	$4,662
November 2013	-	-	-	$4,662
Total	530,000	$109.00	530,000

* On December 16, 2013, FactSet’s Board of Directors approved a $300 million expansion to the existing share repurchase program. Including the recently approved $300 million expansion to the program, $304.7 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2014	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President and Chief Financial Officer

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