Form 10-Q
period 2014-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2014-04-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of April 1, 2014 was 42,339,723.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended February 28, 2014

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues	$226,934	$213,083	$449,909	$424,167

Operating expenses
Cost of services	87,254	75,842	170,504	149,427
Selling, general and administrative	64,626	81,077	129,610	147,492
Total operating expenses	151,880	156,919	300,114	296,919

Operating income	75,054	56,164	149,795	127,248
Other income	344	357	685	785
Income before income taxes	75,398	56,521	150,480	128,033

Provision for income taxes	22,972	11,982	45,876	33,726
Net income	$52,426	$44,539	$104,604	$94,307

Basic earnings per common share	$1.23	$1.02	$2.44	$2.14
Diluted earnings per common share	$1.22	$1.00	$2.41	$2.11

Basic weighted average common shares	42,547	43,813	42,840	44,065
Diluted weighted average common shares	43,107	44,455	43,432	44,788

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2014	2013	2014	2013

Net income	$52,426	$44,539	$104,604	$94,307

Other comprehensive income (loss), net of tax
Net unrealized gain on cash flow hedges*	387	84	3,284	1,371
Foreign currency translation adjustments	3,506	(4,731)	11,654	(1,657)
Other comprehensive income (loss)	3,893	(4,647)	14,938	(286)
Comprehensive income	$56,319	$39,892	$119,542	$94,021

* For the three and six months ended February 28, 2014, the unrealized gain on cash flow hedges was net of tax expense of $231 and $1,961, respectively. The unrealized gain on cash flow hedges disclosed above for the three and six months ended February 28, 2013, was net of tax expense of $50 and $822, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	February 28, 2014	August 31, 2013
ASSETS
Cash and cash equivalents	$88,790	$196,627
Investments	14,185	12,725
Accounts receivable, net of reserves of $1,653 at February 28, 2014 and $1,644 at August 31, 2013	97,564	73,290
Prepaid taxes	14,487	16,937
Deferred taxes	3,474	2,803
Prepaid expenses and other current assets	13,536	15,652
Total current assets	232,036	318,034

Property, equipment and leasehold improvements, at cost	192,478	192,338
Less accumulated depreciation and amortization	(131,851)	(126,967)
Property, equipment and leasehold improvements, net	60,627	65,371

Goodwill	287,545	244,573
Intangible assets, net	47,390	36,223
Deferred taxes	21,871	22,023
Other assets	4,496	3,973
TOTAL ASSETS	$653,965	$690,197

LIABILITIES
Accounts payable and accrued expenses	$27,821	$29,864
Accrued compensation	24,649	40,137
Deferred fees	35,417	29,319
Taxes payable	6,576	3,769
Dividends payable	14,827	15,164
Total current liabilities	109,290	118,253
Deferred taxes	2,723	2,396
Taxes payable	5,345	5,435
Deferred rent and other non-current liabilities	18,953	22,334
TOTAL LIABILITIES	$136,311	$148,418
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 48,499,353 and 48,110,740 shares issued; 42,361,734 and 43,324,410 shares outstanding at February 28, 2014 and August 31, 2013, respectively	485	481
Additional paid-in capital	359,253	326,869
Treasury stock, at cost: 6,137,619 and 4,786,330 shares at February 28, 2014 and August 31, 2013, respectively	(601,101)	(454,917)
Retained earnings	775,251	700,519
Accumulated other comprehensive loss	(16,234)	(31,173)
TOTAL STOCKHOLDERS’ EQUITY	$517,654	$541,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$653,965	$690,197

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended February 28,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$104,604	$94,307
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,442	18,010
Stock-based compensation expense	10,616	26,373
Deferred income taxes	(1,157)	(2,394)
Gain on sale of assets	(64)	(2)
Tax benefits from share-based payment arrangements	(4,984)	(9,870)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(20,466)	(11,569)
Accounts payable and accrued expenses	(2,909)	5,038
Accrued compensation	(15,949)	(22,061)
Deferred fees	2,460	1,937
Taxes payable, net of prepaid taxes	9,754	(3,295)
Prepaid expenses and other assets	(331)	772
Deferred rent and other non-current liabilities	(389)	(282)
Other working capital accounts, net	100	74
Net cash provided by operating activities	98,727	97,038

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(47,170)	(705)
Purchases of investments	(7,487)	(8,098)
Proceeds from sales of investments	6,871	7,500
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(8,032)	(9,084)
Net cash used in investing activities	(55,818)	(10,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(30,011)	(27,280)
Repurchase of common stock	(146,184)	(139,010)
Proceeds from employee stock plans	16,881	31,306
Tax benefits from share-based payment arrangements	4,984	9,870
Net cash used in financing activities	(154,330)	(125,114)

Effect of exchange rate changes on cash and cash equivalents	3,584	733
Net decrease in cash and cash equivalents	(107,837)	(37,730)
Cash and cash equivalents at beginning of period	196,627	189,044
Cash and cash equivalents at end of period	$88,790	$151,314

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2014

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

The accompanying financial data as of February 28, 2014 and for the three and six months ended February 28, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with accounting principles generally accepted in the United States.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Standards or Updates

Balance Sheet Offsetting

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the balance sheet or that are subject to enforceable master netting arrangements or similar agreements. In January 2013, the FASB issued a clarifying accounting standard update, which limited the scope of the previous guidance to only derivatives, repurchase type agreements and securities borrowing and lending transactions. These accounting standard updates were effective for FactSet beginning in the first quarter of fiscal 2014. Other than the additional disclosure, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.

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

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for FactSet beginning in the first quarter of fiscal 2014 and the additional information has been disclosed.

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

No other new accounting pronouncements issued or effective as of February 28, 2014 have had or are expected to have an impact on the Company’s consolidated financial statements. In addition, there were no recent accounting standards or updates not yet effective for the Company as of February 28, 2014.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of February 28, 2014 or August 31, 2013.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables show by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2014 and August 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2014	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$43,020	$0	$0	$43,020
Certificates of deposit (2)	0	14,185	0	14,185
Total assets measured at fair value	$43,020	$14,185	$0	$57,205

Liabilities
Derivative instruments (3)	$0	$2,494	$0	$2,494
Total liabilities measured at fair value	$0	$2,494	$0	$2,494

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$156,693	$0	$0	$156,693
Certificates of deposit (2)	0	12,725	0	12,725
Total assets measured at fair value	$156,693	$12,725	$0	$169,418

Liabilities
Derivative instruments (3)	$0	$7,740	$0	$7,740
Total liabilities measured at fair value	$0	$7,740	$0	$7,740

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at February 28, 2014 and August 31, 2013 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$43,020	$0	$0	$43,020
Investments	0	14,185	0	14,185
Total assets measured at fair value	$43,020	$14,185	$0	$57,205

Accounts payable and accrued expenses	$0	$1,316	$0	$1,316
Deferred rent and other non-current liabilities	0	1,178	0	1,178
Total liabilities measured at fair value	$0	$2,494	$0	$2,494

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$156,693	$0	$0	$156,693
Investments	0	12,725	0	12,725
Total assets measured at fair value	$156,693	$12,725	$0	$169,418

Accounts payable and accrued liabilities	$0	$3,085	$0	$3,085
Deferred rent and other non-current liabilities	0	4,655	0	4,655
Total liabilities measured at fair value	$0	$7,740	$0	$7,740

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three and six months ended February 28, 2014, no fair value adjustments or fair value measurements were required for the Company’s non-financial assets or liabilities.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the three and six months ended February 28, 2014 and 2013, respectively, and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

As of February 28, 2014 FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of its Philippines Peso exposure through the second quarter of fiscal 2015. At February 28, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.3.1 billion and ($2.4) million, respectively. At February 28, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php547.1million and ($0.1) million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Feb 28, 2014	Aug 31, 2013	Feb 28, 2014	Aug 31, 2013
Indian Rupee	$47,735	$47,388	$(2,364)	$(7,693)
Philippine Peso	12,350	11,700	(130)	(178)
British Pound	0	10,436	0	131
Total	$60,085	$69,524	$(2,494)	$(7,740)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Feb 28, 2014	Aug 31, 2013
Derivatives designated as hedging instruments	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$1,316	$3,085
	Deferred Rent and other non-current liabilities	$1,178	$4,655

All derivatives were designated as hedging instruments as of February 28, 2014 and August 31, 2013, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2014 and 2013 (in thousands):

	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCL into Income	Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
Foreign currency forward contracts	$761	$228	SG&A	$143	$94

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2014 and 2013 (in thousands):

	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
Foreign currency forward contracts	$4,988	$1,798	SG&A	$(257)	$(397)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of February 28, 2014, FactSet estimates that approximately $1.3 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 28, 2014 and August 31, 2013, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Consolidated Balance Sheet
February 28, 2014	Gross Derivative Amount		Gross Derivative Amounts Offset in Balance Sheet	Net Amount
Fair value of assets		$0	$0	$0
Fair value of liabilities		(2,726)	232	(2,494)
Total	$	(2,726)	$232	$(2,494)

	Derivatives Offset in Consolidated Balance Sheet
August 31, 2013	Gross Derivative Amount	Gross Derivative Amounts Offset in Balance Sheet	Net Amount
Fair value of assets	$131	$0	$131
Fair value of liabilities	(7,871)	0	(7,871)
Total	$(7,740)	$0	$(7,740)

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and amounts reclassified out of accumulated other comprehensive loss into earnings during the three and six months ended February 28, 2014 and 2013 are as follows (in thousands):

	Three Months Ended February 28, 2014		Three Months Ended February 28, 2013
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$3,506	$3,506	$(4,731)	$(4,731)
Realized gain on cash flow hedges reclassified to earnings (1)	(143)	(89)	(94)	(58)
Unrealized gain on cash flow hedges recognized in accumulated other comprehensive loss	761	476	228	142
Other comprehensive income (loss)	$4,124	$3,893	$(4,597)	$(4,647)

	Six Months Ended February 28, 2014		Six Months Ended February 28, 2013
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$11,654	$11,654	$(1,657)	$(1,657)
Realized loss on cash flow hedges reclassified to earnings (1)	257	161	397	247
Unrealized gain on cash flow hedges recognized in accumulated other comprehensive loss	4,988	3,123	1,798	1,124
Other comprehensive income (loss)	$16,899	$14,938	$538	$(286)

(1) Reclassified to Selling, General and Administrative Expenses

The components of accumulated other comprehensive loss is as follows (in thousands):

	Feb 28, 2014	Aug 31, 2013
Accumulated unrealized losses on cash flow hedges, net of tax	$(1,562)	$(4,847)
Accumulated foreign currency translation adjustments	(14,672)	(26,326)
Total accumulated other comprehensive loss	$(16,234)	$(31,173)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Sweden, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Singapore, Australia and Mumbai. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $287.5 million of goodwill reported by the Company at February 28, 2014, 62% was recorded in the U.S. segment, 37% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands):

For the three months ended February 28, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$154,266	$56,023	$16,645	$226,934
Segment operating profit	41,935	24,178	8,941	75,054
Total assets	378,440	218,671	56,854	653,965
Capital expenditures	2,186	106	302	2,594

For the three months ended February 28, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$146,034	$51,650	$15,399	$213,083
Segment operating profit	24,525	24,219	7,420	56,164
Total assets	441,575	176,317	52,086	669,978
Capital expenditures	2,032	164	791	2,987

For the six months ended February 28, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$307,178	$109,728	$33,003	$449,909
Segment operating profit	82,725	50,423	16,647	149,795
Capital expenditures	7,430	192	410	8,032

For the six months ended February 28, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$289,975	$103,280	$30,912	$424,167
Segment operating profit	64,125	48,942	14,181	127,248
Capital expenditures	5,309	717	3,058	9,084

8. BUSINESS COMBINATIONS

Revere Data

On September 1, 2013, FactSet acquired the assets of Revere Data, LLC (“Revere”) to complement the Company's commitment to provide its clients with insightful content sets, for $15.3 million in cash. Revere classifies companies into a unique industry taxonomy and offers a database of supply chain relationships that helps investors identify companies’ interrelationships and mutual dependencies. As of the date of acquisition, Revere had annual subscriptions of $4.9 million. The opportunity for FactSet to offer this robust data to new and existing clients contributed to a purchase price in excess of fair value of the Revere net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the second quarter of fiscal 2014. There were no significant adjustments between the preliminary and final allocation. The total purchase price was allocated to Revere’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

Based upon the purchase price and the valuation, the allocation is as follows (in thousands):

Tangible assets acquired	$544
Amortizable intangible assets
Data content	2,799
Client relationships	827
Non-compete agreements	162
Trade name	293
Goodwill	11,612
Total assets acquired	16,237
Liabilities assumed	(949)
Net assets acquired	$15,288

Intangible assets of $4.1 million have been allocated to amortizable intangible assets consisting of data content, amortized over five years using a straight-line amortization method; client relationships, amortized over seven years using an accelerated amortization method; non-compete agreements, amortized over two years using a straight-line amortization method; and trade name, amortized over four years using a straight-line amortization method.

Goodwill totaling $11.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Revere acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of the operations of Revere have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on September 1, 2013 and did not have a material impact on the first and second quarters of fiscal 2014. Pro forma information has not been presented because the effects of this acquisition were not material to the Company’s consolidated financial results.

Matrix Data Limited

During the second quarter of fiscal 2014, FactSet acquired Matrix Data Limited (“Matrix”) for a total purchase price of $32.1 million. Matrix’ primary line of business is a provider of intelligence to the UK financial services industry, covering market share of mutual fund distribution. Matrix has developed customer, channel and market benchmarking solutions that help clients optimize product distribution and improve marketing effectiveness to drive revenue growth. At the time of acquisition, Matrix had annual subscriptions of $7.3 million. We expect that the acquisition of Matrix will allow FactSet to expand its current U.S. advisor-sold investments and insurance products to the UK, with the potential to ultimately expand this coverage throughout continental Europe. The opportunity for FactSet to develop an international presence and complement its existing U.S. product offerings contributed to a purchase price in excess of fair value of the Matrix net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of February 28, 2014. The preliminary purchase price was allocated to Matrix’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

Based upon the purchase price and preliminary valuation, the allocation is as follows (in thousands):

Tangible assets acquired	$7,495
Amortizable intangible assets
Data content	3,508
Client relationships	3,060
Software technology	1,638
Non-compete agreements	746
Trade name	149
Goodwill	25,588
Total assets acquired	42,184
Liabilities assumed	(10,093)
Net assets acquired	$32,091

Intangible assets of $9.1 million have been allocated to amortizable intangible assets consisting of data content, amortized over five years using a straight-line amortization method; client relationships, amortized over seven years using an accelerated amortization method; software technology, amortized over five years using a straight-line amortization method; non-compete agreements, amortized over three years using a straight-line amortization method; and trade name, amortized over three years using a straight-line amortization method. The valuation and estimated useful lives of the intangible assets acquired are provisional and subject to adjustment based upon additional information that the Company is in the process of obtaining.

Goodwill totaling $25.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Matrix acquisition is included in the Europe segment and is deductible for income tax purposes. The results of the operations of Matrix have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition and did not have a material impact on the second quarter of fiscal 2014. Pro forma information has not been presented because the effects of this acquisition were not material to the Company’s consolidated financial results.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2014 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2013	$167,822	$73,424	$3,327	$244,573
Goodwill acquired during the period	11,612	25,588	0	37,200
Foreign currency translations	0	5,901	(129)	5,772
Balance at February 28, 2014	$179,434	$104,913	$3,198	$287,545

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at February 28, 2014 was 11.1 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no changes to the estimate of the remaining useful lives during the first half of fiscal 2014. If indicators of impairment appear to exist, amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 28, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$58,009	$25,458	$32,551
Client relationships	26,322	16,524	9,798
Software technology	22,979	19,819	3,160
Non-compete agreements	3,080	1,628	1,452
Trade names	1,203	774	429
Total	$111,593	$64,203	$47,390

At August 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,185	$22,419	$26,766
Client relationships	22,915	16,185	6,730
Software technology	20,914	19,126	1,788
Non-compete agreements	2,154	1,293	861
Trade names	758	680	78
Total	$95,926	$59,703	$36,223

During the first quarter of fiscal 2014, $4.1 million of intangible assets were acquired with a weighted average useful life of 5.2 years due to the Revere acquisition. During the second quarter of fiscal 2014, FactSet acquired an additional $9.1 million of intangible assets in connection with the Matrix acquisition with a weighted average estimated useful life of 5.5 years.

Amortization expense recorded for intangible assets was $2.2 million and $1.9 million for the three months ended February 28, 2014 and 2013, respectively. Amortization expense recorded for intangible assets was $3.9 million and $3.8 million for the six months ended February 28, 2014 and 2013, respectively. As of February 28, 2014, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2014 (remaining six months)	$4,410
2015	7,782
2016	6,040
2017	5,735
2018	5,210
Thereafter	18,213
Total	$47,390

11. COMMON STOCK AND EARNINGS PER SHARE

On February 11, 2014, FactSet’s Board of Directors approved a regular quarterly dividend of $0.35 per share, or $1.40 per share per annum. The cash dividend of $14.8 million was paid on March 18, 2014, to common stockholders of record on February 28, 2014.

Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended February 28,
	2014	2013
Balance at September 1	43,324	44,279
Common stock issued for employee stock plans	368	780
Repurchase of common stock	(1,330)	(1,480)
Balance at February 28, 2014 and 2013, respectively	42,362	43,579

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2014
Basic EPS
Income available to common stockholders	$52,426	42,547	$1.23
Diluted EPS
Dilutive effect of stock options and restricted stock		560
Income available to common stockholders plus assumed conversions	$52,426	43,107	$1.22
For the three months ended February 28, 2013
Basic EPS
Income available to common stockholders	$44,539	43,813	$1.02
Diluted EPS
Dilutive effect of stock options and restricted stock		642
Income available to common stockholders plus assumed conversions	$44,539	44,455	$1.00
For the six months ended February 28, 2014
Basic EPS
Income available to common stockholders	$104,604	42,840	$2.44
Diluted EPS
Dilutive effect of stock options and restricted stock		592
Income available to common stockholders plus assumed conversions	$104,604	43,432	$2.41
For the six months ended February 28, 2013
Basic EPS
Income available to common stockholders	$94,307	44,065	$2.14
Diluted EPS
Dilutive effect of stock options and restricted stock		723
Income available to common stockholders plus assumed conversions	$94,307	44,788	$2.11

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended February 28, 2014 and 2013 was 49,738 and 476,657, respectively, because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per share for the six months ended February 28, 2014, while 465,332 were excluded for the six months ended February 28, 2013, because their inclusion would have been anti-dilutive.

For the three and six months ended February 28, 2014 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,394,821. Similarly, for the three and six months ended February 28, 2013, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,920,874. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at February 28, 2014 and 2013 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At February 28, 2014 and 2013, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At February 28, 2014 and August 31, 2013, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 48,499,353 and 48,110,740 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At February 28, 2014 and August 31, 2013, there were 6,137,619 and 4,786,330 shares of treasury stock (at cost) outstanding, respectively. As a result, 42,361,734 and 43,324,410 shares of FactSet common stock were outstanding at February 28, 2014 and August 31, 2013, respectively.

Share Repurchase Program

On December 16, 2013, FactSet’s Board of Directors approved a $300 million expansion to the existing share repurchase program. During the first six months of fiscal 2014, the Company repurchased 1,330,000 shares for $143.8 million. At February 28, 2014, $218.6 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

In addition to the purchase of 1,330,000 shares under the existing share repurchase program, FactSet repurchased 21,289 shares for $2.3 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during the first six months of fiscal 2014.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first six months of fiscal 2014, 79,774 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2014 (less 21,289 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period in fiscal 2013, 148,969 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2013 (less 50,144 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012

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

During the first six months of fiscal 2014, FactSet granted 391,478 stock options at a weighted average exercise price of $106.73 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2013	4,729	$75.95
Granted – non-performance-based	36	108.64
Granted – performance-based	36	110.31
Exercised	(136)	59.38
Forfeited	(10)	79.22
Balance at November 30, 2013	4,655	$76.94
Granted – non-performance-based	139	102.01
Granted – performance-based	166	109.39
Granted – non-employee Directors grant	14	107.65
Exercised	(136)	40.99
Forfeited	(24)	86.75
Balance at February 28, 2014	4,814	$82.56

The total number of in-the-money options exercisable as of February 28, 2014 was 2.2 million with a weighted average exercise price of $65.27. As of August 31, 2013, 1.9 million in-the-money outstanding options were exercisable with a weighted average exercise price of $59.70. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2014 and August 31, 2013 was $86.9 million and $82.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $105.29 at February 28, 2014 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended February 28, 2014 and 2013 was $9.0 million and $18.5 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2014 and 2013 was $16.0 million and $30.2 million, respectively.

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

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic annual subscription value and diluted earnings per share during the two fiscal years ended August 31, 2014. At February 28, 2014, FactSet estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $2.8 million to be recognized over the remaining vesting period of 3.7 years. However, a change in the actual financial performance levels achieved over the next two fiscal quarters of 2014 could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at February 28, 2014	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(1,907)	$0
20%	$2,840	$0	$194
60%	$8,521	$3,814	$582
100%	$14,202	$7,628	$970

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2014.

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. The Company estimates that the second 20% tranche will vest by August 31, 2017, which results in unamortized stock-based compensation expense of $1.1 million to be recognized over the remaining vesting period of 3.5 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment**	Remaining Expense to be Recognized
First 20%*	n/a	n/a*
Second 20%	$(516)	$1,084
Third 20%	$640	$2,044
Fourth 20%	$1,212	$3,072
Fifth 20%	$1,939	$3,945

*The first 20% of the grant vested during fiscal 2013, and as such, there is no remaining expense to be recognized as of February 28, 2014.

** Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2014.

Other Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere during the first six months of fiscal 2014, FactSet granted 165,949 and 36,695 performance-based stock options, respectively. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of February 28, 2014 FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, FactSet currently estimates that 18,553 options will vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This results in unamortized stock-based compensation expense of $0.5 million to be recognized over the remaining vesting period of 4.5 years.

Restricted Stock and Stock Unit Awards

The Company’s stock option and award plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During the first six months of fiscal 2014, FactSet granted 204,124 restricted stock awards at a weighted average grant date fair value of $101.95 to employees of the Company. There were no restricted stock awards granted during the first six months of fiscal 2013.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2013	358	$80.43
Granted (restricted stock and stock units)	162	$102.27
Vested	(63)	$83.49
Canceled/forfeited	(2)	$69.27
Balance at November 30, 2013	455	$87.69
Granted (restricted stock and stock units)	42	$100.70
Vested*	(17)	$60.28
Canceled/forfeited	(4)	$97.28
Balance at February 28, 2014	476	$89.79

* The total 17,230 restricted stock awards that vested during the second quarter of fiscal 2014 related to awards granted on February 9, 2010 at the grant date price of $63.09. These restricted stock awards cliff vest 50% after four years (on February 9, 2014) and the remaining 50% will vest after six years on February 9, 2016. The awards were amortized to expense over the vesting period using the straight-line attribution method.

November 2013 Employee Restricted Stock Award

On November 1, 2013, FactSet granted 153,972 restricted stock awards with a fair value of $102.22, which entitle the holder to shares of common stock as the awards vest over time. These restricted stock awards cliff vest 60% after three years (on November 1, 2016) and the remaining 40% after five years (on November 1, 2018). As of February 28, 2014 unamortized stock-based compensation expense of $12.6 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.7 years.

Revere and Matrix Performance-based Restricted Stock Units

In connection with the acquisitions of Matrix and Revere, FactSet granted 30,144 and 7,744 performance-based restricted stock units, respectively. The vesting restriction on the units granted in connection with the acquisition of Matrix will lapse only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the holders remain employed by FactSet. As of February 28, 2014 FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these restricted stock units. In addition, none of the 7,744 performance-based restricted stock units granted in connection with the Revere acquisition are estimated to vest as of February 28, 2014 based upon management’s belief that the ASV and operating margin targets will not be achieved during the measurement period ending August 31, 2017.

Other Restricted Stock Units

An additional 12,264 restricted stock awards were granted during the second quarter of fiscal 2014 existing employees of FactSet. The restricted stock awards cliff vest 60% upon the third-year anniversary date each grant, with the remaining 40% vesting on the fifth year anniversary date. As of February 28, 2014 unamortized stock-based compensation of $1.0 million will be amortized to compensation expense over the remaining vesting period of 4.9 years.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2013	3,116	107
Granted – non performance-based options	(36)	0
Granted – performance-based options	(36)	0
Restricted stock awards granted*	(404)	0
Share-based awards canceled/forfeited*	16	0
Balance at November 30, 2013	2,656	107
Granted – non performance-based options	(139)	(14)
Granted – performance-based options	(166)	0
Restricted stock awards granted*	(106)	0
Share-based awards canceled/forfeited*	35	9
Balance at February 28, 2014	2,280	102

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

During the three months ended February 28, 2014, employees purchased 20,166 shares at a weighted average price of $89.50 as compared to 21,389 shares at a weighted average price of $78.56 in the same period a year ago. During the six months ended February 28, 2014, employees purchased 36,529 shares at a weighted average price of $88.18 as compared to 39,491 shares at a weighted average price of $78.55 in the same period a year ago. At February 28, 2014, 83,241 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $3.7 million in matching contributions to employee 401(k) accounts during the six months ended February 28, 2014 and 2013.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $5.5 million and $10.6 million during the three and six months ended February 28, 2014, respectively. Similarly, the Company recognized total stock-based compensation expense of $21.2 million and $26.4 million during the three and six months ended February 28, 2013. The fiscal 2013 totals include a pre-tax charge of $15.7 million related to performance-based options granted in connection with the acquisition of Market Metrics in June 2010. These options vested during the second quarter of fiscal 2013 when the Market Metrics business accelerated to achieve stretch revenue growth targets established on the date of grant. As of February 28, 2014, $63.6 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of February 28, 2014 or August 31, 2013.

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

-

Q2 2014 – 138,902 non performance-based employee stock options and 165,949 performance-based employee stock options were granted at a weighted average exercise price of $106.03 and a weighted average estimated fair value of $29.14 per share.

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

The weighted average estimated fair value of employee stock options granted during the first three and six months of fiscal 2014 and 2013 was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended February 28,						Six Months Ended February 28,
	2014			2013			2014			2013
Term structure of risk-free interest rate	0.01%	-	2.48%	0.16%	-	1.91%	0.01%	-	2.61%	0.16%	-	1.91%
Expected life (in years)		7.6			7.6		7.6	–	7.8	7.6	–	7.8
Term structure of volatility	23%	-	32%	24%	-	33%	23%	-	33%	24%	-	33%
Dividend yield		1.35%			1.30%			1.35%			1.30%
Weighted average estimated fair value		$29.14			$26.69			$29.64			$26.87
Weighted average exercise price		$106.03			$92.55			$106.69			$92.22
Fair value as a percentage of exercise price		27.5%			28.8%			27.8%			29.1%

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

Fiscal 2014

On January 15, 2014, FactSet granted 14,424 stock options to the Company’s non-employee Directors. All of the options granted on January 15, 2014 have a weighted average estimated fair value of $27.04 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.66%
Expected life (in years)	5.4
Expected volatility	28.9%
Dividend yield	1.35%

Fiscal 2013

On January 15, 2013, FactSet granted 18,781 stock options to the Company’s non-employee Directors at a weighted average estimated fair value of $24.23 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	0.89%
Expected life (in years)	5.4
Expected volatility	32.3%
Dividend yield	1.30%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitle the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards are measured by reducing the grant date price of FactSet’s common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended February 28, 2014, employees purchased 20,166 shares at a weighted average price of $89.50 as compared to 21,389 shares at a weighted average price of $78.56 in the same period a year ago. During the six months ended February 28, 2014, employees purchased 36,529 shares at a weighted average price of $88.22 as compared to 39,491 shares at a weighted average price of $78.55 in the same period a year ago. Stock-based compensation expense recorded for the three months ended February 28, 2014 and 2013, relating to the employee stock purchase plan was $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The estimated fair value of employee stock purchase plan grants during the three months ended February 28, 2014 and 2013 were $19.04 and $15.18 per share, respectively, with the following assumptions:

	Three Months Ended February 28,
	2014	2013
Risk-free interest rate	0.05%	0.08%
Expected life (in months)	3	3
Expected volatility	10.3%	9.2%
Dividend yield	1.23%	1.34%

The weighted average estimated fair value of employee stock purchase plan grants during the six months ended February 28, 2014 and 2013 were $17.96 and $15.44 per share, respectively, with the following weighted average assumptions:

	Six Months Ended February 28,
	2014	2013
Risk-free interest rate	0.05%	0.09%
Expected life (in months)	3	3
Expected volatility	9.6%	9.7%
Dividend yield	1.29%	1.33%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
U.S. operations	$62,429	$41,912	$122,688	$102,979
Non-U.S. operations	12,969	14,609	27,792	25,054
Income before income taxes	$75,398	$56,521	$150,480	$128,033
U.S. operations	$20,275	$8,988	$39,929	$28,328
Non-U.S. operations	2,697	2,994	5,947	5,398
Total provision for income taxes	$22,972	$11,982	$45,876	$33,726
Effective tax rate	30.5%	21.2%	30.5%	26.3%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The effective tax rate was lower than the U.S. statutory rate of 35% for the three and six months ended February 28, 2014 and 2013 primarily due to foreign income, which is subject to lower statutory tax rates than in the U.S., benefits from foreign tax credits and the U.S. Federal R&D tax credit.

The components of the provision for income taxes consist of the following (in thousands):

	Six Months Ended February 28,
	2014	2013
Current
U.S. Federal	$38,630	$28,205
U.S. state and local	2,573	2,408
Non-U.S.	6,008	5,612
Total current taxes	$47,211	$36,225
Deferred
U.S. Federal	$(1,205)	$(2,179)
U.S. state and local	(69)	(106)
Non-U.S.	(61)	(214)
Total deferred taxes	$(1,335)	$(2,499)
Total provision for income taxes	$45,876	$33,726

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Feb 28, 2014	Aug 31, 2013
Deferred tax assets
Current
Receivable reserve	$609	$614
Deferred rent	2,375	2,191
Other	490	(2)
Net current deferred taxes	$3,474	$2,803
Non-current
Depreciation on property, equipment and leasehold improvements	$7,651	$6,329
Deferred rent	2,772	2,772
Stock-based compensation	18,698	19,828
Purchased intangible assets, including acquired technology	(9,395)	(8,401)
Other	2,145	1,495
Net non-current deferred taxes	$21,871	$22,023
Total deferred tax assets	$25,345	$24,826

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Feb 28, 2014	Aug 31, 2013
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$4,497	$2,761
Stock-based compensation	(1,178)	(365)
Depreciation on property, equipment and leasehold improvements	(596)	0
Total deferred tax liabilities (non-current)	$2,723	$2,396

A provision has not been made for additional U.S. Federal taxes as of February 28, 2014 as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at February 28, 2014 and August 31, 2013. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of February 28, 2014, the Company had gross unrecognized tax benefits totaling $5.3 million, including $1.3 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2014 (in thousands):

Unrecognized income tax benefits at August 31, 2013	$5,435
Additions based on tax positions related to the current year	436
Additions for tax positions of prior years	240
Reductions from settlements with taxing authorities	(766)
Unrecognized income tax benefits at February 28, 2014	$5,345

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 28, 2014, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

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

Lease Commitments

At February 28, 2014 the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, and Youngstown, Ohio. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; Stockholm, Sweden; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During February 2014, a new 15-year lease agreement was signed to maintain the Company’s presence in New York. This lease enables FactSet to continue to support the Company’s New York operations into calendar year 2031 and results in incremental future minimum rental payments of $93.7 million over the non-cancelable lease term. At February 28, 2014, FactSet leases approximately 821,000 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs. Additional lease commitments assumed in connection with the Revere and Matrix acquisitions were immaterial, but did add approximately 11,000 square feet of office space.

During the three months ended February 28, 2014 and 2013, rent expense (including operating costs) for all operating leases amounted to $9.4 million and $9.1 million, respectively. Rent expense for all operating leases for the six months of fiscal 2014 and 2013 amounted to $18.3 million and $18.4 million, respectively. Approximately $1.8 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 28, 2014. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2014, FactSet was in compliance with all covenants contained in the standby letters of credit.

At February 28, 2014, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2014 (remaining six months)	$14,697
2015	25,023
2016	18,849
2017	22,710
2018	21,444
Thereafter	112,074
Total	$214,797

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2013, the Company had total purchase commitments of $50.2 million. There were no material changes in FactSet’s purchase commitments during fiscal 2014.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at February 28, 2014, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At February 28, 2014, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2013. At February 28, 2014 and August 31, 2013, the receivable reserve was $1.7 and $1.6 million, respectively.

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

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. We generate approximately 83% of our revenues from investment management clients and the remainder is from investment banking firms who perform M&A advisory and capital markets work and equity research. Included in the 83% are revenues attributable to off-platform sales and the Market Metrics business.

Essential to our focus on the growth and improvement of our applications and customer service, is the investment and development of our people. As of February 28, 2014, we employed 6,486 employees, an increase of 87 over the past three months and up 7.2% from a year ago. Of these employees, 1,969 were located in the U.S., 717 in Europe and 3,800 in Asia Pacific. Approximately 56% of employees are involved with content collection, 22% work in product development, software and systems engineering, another 20% conduct sales and consulting services and the remaining 2% provide administrative support.

Our second quarter of fiscal 2014 results reflect an improving investment management client base, the acquisition of Matrix Data Limited and growth in many of our key metrics. Our current return on equity exceeded our three year average of 35% and we continue to be aggressive in deploying capital in the form of new product development, business acquisitions and share repurchases to maximize earnings per share accretion. We believe FactSet has the products and solutions to meet the needs of our clients. We grew each key metric; revenues, ASV, diluted earnings per share, client count and user count. Revenue from our U.S. and non-U.S. operations grew by 6% and 8%, respectively, over the year ago quarter. Diluted earnings per share rose to $1.22 making this quarter our 15th consecutive quarter of double-digit EPS growth. ASV totaled $920 million at February 28, 2014, up 6% organically over the prior year. Including $7.3 million from the acquisition of Matrix, ASV increased $29.8 million over the last three months. Our net client growth in the past three months was the highest quarterly total since 2006. Investment management users grew at their highest since 2004. Quarterly free cash flow was $38 million; over the last 12-months free cash flow was $254 million, up 21%. We believe our financial and operational performance is a direct result of our commitment to client service and continued reinvestment in the development of our products, application enhancements, technology and content. We are also proud to have been named one of Fortune’s “100 Best Companies to Work For,” marking our sixth appearance on the list in the last seven years.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and six months ended February 28, 2014 and 2013, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended February 28,			Six Months Ended February 28,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Revenues	$226,934	$213,083	6.5%	$449,909	$424,167	6.1%
Cost of services	87,254	75,842	15.0%	170,504	149,427	14.1%
Selling, general and administrative	64,626	81,077	(20.3)%	129,610	147,492	(12.1)%
Operating income	75,054	56,164	33.6%	149,795	127,248	17.7%
Net income	$52,426	$44,539	17.7%	$104,604	$94,307	10.9%
Diluted earnings per common share	$1.22	$1.00	22.0%	$2.41	$2.11	14.2%
Diluted weighted average common shares	43,107	44,455		43,432	44,788

Revenues

Revenues for the three months ended February 28, 2014 were $226.9 million, up 6.5% compared to the same period a year ago. For the first six months of fiscal 2014, revenues increased 6.1% to $449.9 million. Revenue growth drivers during fiscal 2014 were increases in clients and users, continued growth of our wealth management workflow solutions, sales of our Portfolio Analytics suite of products, steady expansion in selling our proprietary content, an annual price increase, and incremental revenues from the acquisitions of Revere and Matrix which were completed during the first half of fiscal 2014. Partially offsetting the positive revenue drivers discussed above was a decrease in ASV from our global banking and brokerage clients as they continue to face challenges in their industry.

An Increase in Number of Clients and Users of FactSet

Net new client growth was strong in the current quarter as we added 64 net new clients organically, compared to 35 in the year ago quarter. This net new client growth during the second quarter of fiscal 2014 represented our highest total since the third quarter of fiscal 2006, and marks the seventeenth consecutive quarter in which we experienced net new client growth. Overall, client count rose by 96, including 32 new clients acquired from the Matrix acquisition and totaled 2,632 at February 28, 2014. Over the past 12 months, we have added 166 net new clients, which has helped drive revenue growth. It is important to note that at FactSet, we do not count every single company that uses our services as a client. Companies that are on trial are not included, nor are clients with ASV of less than $24,000. The addition of new clients is important to FactSet as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. In addition, our annual client retention rate was greater than 95% of ASV and 92% when expressed as a percentage of clients, consistent with last year. These statistics show the power of our business model, as the large majority of clients maintain their subscriptions to FactSet throughout each year.

Users of the FactSet workstation increased by 849 over the past three months and totaled 51,863 professionals at February 28, 2014. This user growth represented our highest total since the fourth quarter of fiscal 2004. Over the past 12 months, we have been able to add 2,408 new users, excluding any acquired users from the Matrix acquisition. Our strong growth in new users was driven by expansion within the investment management space, while partially offset by contraction in headcount within our investment banking clients. In the past 12 months, our investment management client base has added 3,041 users while our investment banking clients have contracted by 633 users. We believe that although headcount at our investment banking clients is still under pressure, we continue to make gains on the buy-side, which constitutes approximately 82.7% of our revenues. In addition, average ASV from investment management users is significantly higher than from investment banking users, so we believe that a shift towards more internal research at investment management firms is a long-term positive ASV trend for FactSet.

Continued growth in our Wealth Management Workflow Solution

Wealth management continues to be a growing area for us with positive returns. We have experienced continued success in expanding the net number of wealth management clients and users as our clients continue to benefit from the ability to tailor our workstations to accommodate their needs and improve their competitive position. Through a customized workstation, our wealth management clients can operate in both large teams and in small groups, depending on their needs. Our clients use of the FactSet workstation often closely parallels those of our traditional institutional asset management clients as their practices become ever more sophisticated. Those clients are also increasingly making use of our portfolio analytics suite of products. Our trend of increased quarterly user growth has continued each quarter for over the past five years.

Sales of our Portfolio Analytics Suite of Products

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth this quarter. The PA suite includes several products that encompass a range of workflows around portfolios. The number of clients and users subscribing to PA, Fixed Income in PA, SPAR, Risk and Portfolio Publishing experienced broad-based growth as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. Our clients appreciate the value of the PA suite of products, which enables the user to analyze securities and portfolios based on a variety of asset classes. In the just completed second quarter we experienced sales growth related to our equity attribution and risk as well as success with clients that focus heavily on fixed income portfolio analysis. In addition, our Publisher and SPAR applications were successful this quarter as well and added several new users.

Steady Expansion in Selling our Proprietary Content

Servicing client needs with bulk data outside the FactSet workstation has proven to be another valuable means to monetize our investment in content. We continued to be successful in licensing our proprietary FactSet data through the focus of our global content sales team, especially, FactSet Fundamentals and FactSet Estimates. Data licensed in feed form includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Licensing of proprietary content data to single purpose applications or through bulk data feeds continues to see demand as the range of clients who consume our data feeds expands from that of large existing FactSet clients to those that are outside of our core client base. One of the drivers of our steady expansion in selling proprietary content during fiscal 2014 has been our StreetAccount news product. This offering, both on and off-platform, continues to be a highly regarded and desired product by many of our clients seeking up-to-the-minute news in a streamlined and easy to consume format.

Annual Price Increase

As FactSet has done for the past several years, we issued our annual price increase during the second quarter of fiscal 2014. This price increase, which impacted many of our U.S. investment management clients and a smaller percentage of our investment banking clients, increased ASV during the second quarter of fiscal 2014 by $7.6 million, as compared to the prior year price increase of $9.1 million. The annual price increase, as issued each second quarter, continues to become progressively smaller as more of our clients experience a price increase at the time of contract renegotiation and renewal, which varies by client and occur throughout the year.

Incremental Revenue from the Acquisitions of Revere and Matrix

On September 1, 2013, we acquired the assets of Revere, whose taxonomy and supply chain relationship data will serve to complement our commitment to provide our clients with unique and insightful content sets. At the time of acquisition, Revere had annual subscriptions of $4.9 million. During the second quarter of fiscal 2014, we acquired Matrix whose primary line of business is to provide intelligence to the UK financial services industry, covering market share of mutual fund distribution. At the time of acquisition, Matrix had annual subscriptions of $7.3 million. For the three and six months ended February 28, 2014, the acquisitions of Revere and Matrix added combined incremental revenue of $3.3 million and $4.5 million, respectively.

Partially offsetting the positive revenue drivers discussed above was the lesser performance of our global banking and brokerage clients, who have continued to monitor their net user count and vendor spend during the second quarter of fiscal 2014, which negatively impacted revenues. ASV from our investment banking clients represents 17.3% of total ASV. During the three and six months ended February 28, 2014, ASV from our sell-side clients decreased by $0.6 million and $5.6 million, respectively, as they continue to face challenges in their industry. During the current quarter, user count at our investment banking clients decreased by 210 professionals and a total of 633 in the past twelve months. Part of this reduction was due to large banks reducing their number of users when their long-term contracts were renewed as these firms experienced workforce reductions over the years and the new level of deployment now matches their current level of headcount.

Revenues by Geographic Region

	Three Months Ended February 28			Six Months Ended February 28,
(in thousands)	2014	2013	Change	2014	2013	Change
U.S.	$154,266	$146,034	5.6%	$307,178	$289,975	5.9%
% of revenues	68.0%	68.5%		68.3%	68.4%
Europe	$56,023	$51,650	8.5%	$109,728	$103,280	6.2%
Asia Pacific	16,645	15,399	8.1%	33,003	30,912	6.8%
International	$72,668	$67,049	8.4%	$142,731	$134,192	6.4%
% of revenues	32.0%	31.5%		31.7%	31.6%
Consolidated	$226,934	$213,083	6.5%	$449,909	$424,167	6.1%

Three months ended February 28, 2014 (Quarter-to-date)

Revenues from our U.S. segment increased 5.6% to $154.3 million during the three months ended February 28, 2014 compared to the same period a year ago. Our second quarter fiscal 2014 revenue growth rate in the U.S. of 5.6% reflects growth in the number of users and clients of FactSet, sales of our wealth management solutions, increased demand for our proprietary content, an annual price increase for many of our U.S. investment management clients implemented in January 2014, which added $1.2 million in revenues to the just completed second quarter and acquired revenues. Incremental revenue of $1.3 million from acquisitions increased the year over year U.S. segment growth rate from 4.8% to 5.6%. These increases were partially offset by a year over year user decline of 633 among our investment banking client base as they continued to reduce their user populations based on how they perceive the market.

International revenues in the second quarter of fiscal 2014 were $72.7 million, an increase of 8.4% from $67.0 million in the prior year period. More specifically, revenues in the second quarter of fiscal 2014 from our European and the Asia Pacific regions totaled $56.0 million and $16.6 million, respectively. Excluding foreign currency effects and acquisitions, year over year growth rates were 4.6% in Europe and 11.7% in Asia Pacific.  Drivers of European revenues were an increase in client count, a rise in the number of PA subscriptions, sales of global proprietary content, an annual price increase for the majority of our non-U.S. investment management clients implemented in March 2013 and acquired revenues. Incremental revenue of $2.1 million recorded in the just completed second quarter from the acquisition of Matrix increased our European revenue growth rate from 4.4% to 8.5%. Foreign currency movements increased the European revenue growth rate by 20 basis points during the second quarter of fiscal 2014. Asia Pacific revenues grew to $16.6 million, up 8.1% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased revenues by $0.6 million during the second quarter of fiscal 2014. Holding currencies constant, Asia Pacific revenue growth year over year was 11.7%, primarily due to new user and client growth and expansion of our global content offering. The annual price increase implemented in March 2013 for many of our non-U.S. investment management clients increased non-U.S. revenue by $0.9 million year over year.

Six months ended February 28, 2014 (Year-to-date)

U.S. segment revenue increased 5.9% to $307.2 million during the first half of fiscal 2014 as compared to $290.0 million in the same period a year ago. This revenue growth reflects the addition of users and clients, sales of our PA suite of products, the deepening commitment to our wealth management solutions, increased demand for our proprietary content, an annual price increase for many of our U.S. investment management clients, and acquired revenues. International revenues increased 6.4% to $142.7 million during the six months ended February 28, 2014 compared to $134.2 million in the prior year period. European revenues advanced 6.2% due to user and client growth, a rise in the number of PA subscriptions, sales of global proprietary content, and an annual price increase for the majority of our non-U.S. investment management clients and acquired revenues. These increases were partially offset by foreign currency effects, which decreased international revenues by $1.3 million year over year. Excluding the impact of foreign currency, Asia Pacific revenue growth was 11.3% year over year and driven by increases in both our user and client counts.

Annual Subscription Value

ASV, or annual subscription value, is a key metric for us, which we define as a snapshot view of services currently being supplied to clients. ASV at a given point in time represents the forward-looking expected revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. ASV totaled $920.1 million at February 28, 2014, up 5.5% organically over the prior year. Including $7.3 million from the acquisition of Matrix, ASV increased $29.8 million over the last three months. ASV from our U.S. operations was $626.5 million, up $33.9 million from a year ago and includes acquired Revere ASV of $4.9 million. ASV from our non-U.S. operations increased $23.0 million to $293.6 million at February 28, 2014 and includes acquired Matrix ASV of $7.3 million. ASV derived from international operations increased from 31.4% a year ago to 31.9% at February 28, 2014. Organic ASV growth of 5.5% over the prior year was driven by 166 net new clients, adding 2,408 net new users, increased deployment of our wealth management workflow solutions, additional subscriptions to our PA suite of products, expanded sales of our proprietary content, and price increases issued in the last twelve months partially offset by a contraction in ASV within our investment banking client base.

Operating Expenses

	Three Months Ended February 28,			Six Months Ended February 28,
(in thousands)	2014	2013	Change	2014	2013	Change
Cost of services	$87,254	$75,842	15.0%	$170,504	$149,427	14.1%
Selling, general and administrative (“SG&A”)*	64,626	81,077	(20.3)%	129,610	147,492	(12.1)%
Total operating expenses	$151,880	$156,919	(3.2)%	$300,114	$296,919	1.1%
Operating income	$75,054	$56,164	33.6%	$149,795	$127,248	17.7%
Operating Margin	33.1%	26.4%		33.3%	30.0%

* SG&A expenses for the three and six months ended February 28, 2013 included an incremental $15.5 million from the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics business.

Cost of Services

Three months ended February 28, 2014 (Quarter-to-date)

For the three months ended February 28, 2014, cost of services increased 15.0% to $87.3 million as compared to $75.8 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 280 basis points higher in the current year quarter due to higher compensation expense from additional headcount within our consulting, software engineering and content collection departments and incremental costs from the Revere and Matrix acquisitions.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 280 basis points for the three months ended February 28, 2014 compared to the same period a year ago due to bringing in new classes of engineers and consultants, the continued expansion of our proprietary content collection operations, base salary and variable pay increases, and the addition of 135 new employees from the acquisitions of Revere and Matrix during fiscal 2014. Over the last 12 months, we have added 140 net new engineering and product development employees as we continue to improve our applications used by our existing client base. In addition, we hired 153 net new content collection employees at our facilities in India and the Philippines as we continue to collect more proprietary content. At February 28, 2014, approximately 56% of employees are involved with content collection, 22% work in product development, software and systems engineering and another 20% conduct sales and consulting services. The headcount increases disclosed above exclude 135 employees acquired from Revere and Matrix. Total headcount, including acquired Revere and Matrix employees, was 6,486 at February 28, 2014, an increase of 438 from a year ago. Excluding the acquired Revere and Matrix workforce of 135 people, our year over year headcount increased 5.0%. The acquisitions of Revere and Matrix increased cost of services, when expressed as a percentage of revenues, by 130 basis points due to higher compensation paid to the acquired workforce, stock-based compensation from equity based awards granted, incremental third party data costs and amortization of acquired intangible assets.

Six months ended February 28, 2014 (Year-to-date)

Cost of services increased 14.1% to $170.5 million for the six months ended February 28, 2014 compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 37.9% during fiscal 2014, an increase of 270 basis points from fiscal 2013. The increase was driven by higher employee compensation partially offset by lower computer-related expenses and third-party data costs.

During fiscal 2014, employee compensation increased 300 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount, incurred higher employer payroll taxes and recorded six months of Revere expenses and approximately three months of Matrix related expenses. Since March 1, 2013, we have hired 153 net new employees for our content collection operations and 140 net new software engineers as we continue to improve our applications that service our existing client base. Revere and Matrix related expenses during the first half of fiscal 2014 increased cost of services, when expressed as a percentage of revenues, by 100 points due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees, incremental third party data costs and amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during the first half of fiscal 2014 was a reduction in computer-related expenses and lower third party data costs. Computer-related expenses, including computer depreciation and maintenance costs decreased 20 basis points in the first half of fiscal 2014 as compared to a year ago due to the continued use of fully depreciated servers and our transition to more efficient and cost-effective servers in our data centers. Third party data costs, expressed as a percentage of revenues, decreased 10 basis points for the six months ended February 28, 2014 compared to the same period in fiscal 2013 as a result of a reduction in CallStreet third party collection costs, lower variable fees payable to data vendors based on deployment of their content over the FactSet platform and a reduction in fees from negotiating existing data vendor contracts.

Selling, General and Administrative

Three months ended February 28, 2014 (Quarter-to-date)

For the three months ended February 28, 2014, SG&A expenses decreased 20.3% to $64.6 million from $81.1 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased 950 basis points to 28.5% during the second quarter of fiscal 2014 due to lower employee compensation and to a prior year non-cash pre-tax charge of $15.5 million from vesting performance-based stock options. Excluding the incremental $15.5 million of stock-based compensation expense from the vesting of performance-based stock options, SG&A expenses, expressed as a percentage of revenues, decreased 230 basis points from 30.8%.

Employee compensation decreased 240 basis points during the second quarter of fiscal 2014 compared to the same period a year ago primarily due to a change in the mix of employees working in an SG&A capacity over the prior year. The majority of our hiring during the past 12 months has been within our software engineering, content collection and product development teams, which are included within cost of services. As such, SG&A employee compensation, expressed as a percentage of revenues, has declined compared to the growth in cost of services.

Six months ended February 28, 2014 (Year-to-date)

SG&A expenses decreased 12.1% to $129.6 million during the six months ended February 28, 2014 compared to the same period a year ago. Expressed as a percentage of revenues, SG&A expenses decreased 600 basis points to 28.8% during fiscal 2014 primarily due to lower employee compensation and the prior year $15.5 million pre-tax charge from the vesting of performance-based stock options which occurred in fiscal 2013 and did not recur in the current fiscal year.

Operating Income and Operating Margin

Three months ended February 28, 2014 (Quarter-to-date)

Operating income increased 33.6% to $75.1 million for the three months ended February 28, 2014 compared to the prior year period. Our operating margin during the second quarter of fiscal 2014 was 33.1%, up from 26.4% a year ago. The recently completed Revere and Matrix acquisitions lowered our operating margin by 70 basis points in the current year second quarter. The second quarter fiscal 2013 pre-tax stock-based compensation charge reduced our operating income by $15.7 million and operating margin by 730 basis points.

Six months ended February 28, 2014 (Year-to-date)

Operating income increased 17.7% to $149.8 million during the first half of fiscal 2014 compared to the prior year period. Our operating margin during fiscal 2014 was 33.3%, up from 30.0% a year ago. The acquisitions of Revere and Matrix during fiscal 2014 lowered our current year-to-date operating margin by 50 basis points. The fiscal 2013 operating margin was negatively impacted by 370 basis points due to the previously disclosed stock-based compensation charge of $15.7 million.

Operating Income by Segment

	Three Months Ended February 28			Six Months ended February 28
(in thousands)	2014	2013	Change	2014	2013	Change
U.S.	$41,935	$24,525	71.0%	$82,725	$64,125	29.0%
Europe	24,178	24,219	(0.2)%	50,423	48,942	3.0%
Asia Pacific	8,941	7,420	20.5%	16,647	14,181	17.4%
Consolidated	$75,054	$56,164		$149,795	$127,248

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

Operating income from our U.S. business increased 71% to $41.9 million during the three months ended February 28, 2014 compared to $24.5 million in the same period a year ago. For the first half of fiscal 2014, U.S. operating income was up 29.0% to $82.7 million compared to the year ago period. Included in operating income for both the three and six months ended February 28, 2013 was a pre-tax charge of $15.7 million related to the vesting of performance-based stock options which did not recur in fiscal 2014. Additionally, the increase in operating income was attributed to $8.2 million of in incremental revenues, a decrease in computer depreciation and a reduction third-party data costs partially offset by increases in in employee compensation, T&E, and amortization of recently acquired Revere intangible assets. The U.S. revenue growth was driven by growth in the number of clients and users of FactSet, the continued use of our advanced applications such as PA, sales of our wealth management solution, and our annual price increase effective in January 2014 for many of our U.S. investment management clients, which drove revenues up by approximately $1.2 million. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. Excluding the acquired Revere workforce, U.S. employee headcount increased 3% over the prior year leading to higher employee compensation costs in fiscal 2014.

European operating income decreased 20 basis points to $24.2 million during the three months ended February 28, 2014 compared to the same period a year ago. For the six months ended February 28, 2014, European operating income advanced 3.0% to $50.4 million. European revenues grew 8.5% and 6.2% during the three and six months ended February 28, 2014, respectively, due to clients continued licensing of our advanced applications, an annual price increase implemented in March 2013 for the majority of our non-U.S. investment management clients, an increase in client and user count and sales of global proprietary content. The increase in European revenues were offset by increases in employee compensation and the impact of the Matrix acquisition, which decreased the operating margin of our European segment by 40 basis points.

Asia Pacific operating income increased 20.5% to $8.9 million during the three months ended February 28, 2014 compared to $7.4 million in the same period a year ago. For the six months ended February 28, 2014, Asia Pacific operating income advanced 17.4% to $16.6 million. The increase in Asia Pacific operating income in both periods is from incremental revenues and a reduction in occupancy costs year over year, partially offset by higher employee compensation. Asia Pacific revenue growth of 8.1% and 6.8% during the three and six months ended February 28, 2014, respectively, were primarily due to the expansion of global content offerings that service the needs of a global investor, our ability to sell additional services to existing clients and new client and user growth over the last 12 months.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Provision for income taxes	$22,972	$11,982	91.7%	$45,876	$33,726	36.0%
Net income	$52,426	$44,539	17.7%	$104,604	$94,307	10.9%
Diluted earnings per share	$1.22	$1.00	22.0%	$2.41	$2.11	14.2%
Effective tax rate	30.5%	21.2%		30.5%	26.3%

Income Taxes

Three months ended February 28, 2014 (Quarter-to-date)

For the three months ended February 28, 2014, the provision for income taxes increased to $23.0 million compared to $12.0 million in the same period a year ago. The year over year increase in the tax provision was due to an $18.9 million increase in pre-tax income, the expiration of the U.S. Federal R&D tax credit on December 31, 2013 and prior year income tax benefits of $4.9 million from the reenactment of the R&D tax credit during fiscal 2013.

Six months ended February 28, 2014 (Year-to-date)

For the first six months of fiscal 2014, the provision for income taxes was $45.9 million, up 36.0% from $33.7 million in fiscal 2013 due to a $22.4 million increase in pre-tax income, the expiration of the U.S. Federal R&D tax credit on December 31, 2013 which limited our ability to realize income tax benefits from the R&D credit to only four out of twelve months for fiscal 2014, $6.3 million in prior year income tax benefits from the reenactment of the R&D credit in January 2013 and the decision to repatriate cash from our wholly owned UK subsidiary, as the foreign tax credits associated with the distribution were greater than the tax due on the distribution of the foreign earnings.

The U.S. Federal R&D tax credit lapsed during the second quarter of fiscal 2014 and as such, we are not permitted to factor it into our effective tax rate beyond December 31, 2013. As a result, our effective tax rate was 30.5% in fiscal 2014. If the U.S. Federal R&D tax credit had not lapsed on December 31, 2013, our annual effective tax rate would have been 29.0%.

Net Income and Earnings per Share

Net income increased to $52.4 million and diluted earnings per share increased to $1.22 for the three months ended February 28, 2014. During the first six months of fiscal 2014, net income rose 10.9% to $104.6 million and diluted earnings per share increased 14.2% to $2.41 compared to the same period a year ago. Drivers of net income and diluted earnings per share growth were higher revenues, a prior year $15.7 million non-cash pre-tax charge from the vesting of performance based options, lower computer-related expenses and third party data costs partially offset by higher compensation within cost of services, prior year income tax benefits and an increase in intangible asset amortization expense as a result of intangible assets acquired from the Revere and Matrix acquisitions.

Fiscal 2013 includes a non-cash pre-tax charge of $15.7 million related to the vesting of performance-based stock options and $6.3 million of income tax benefits related to the U.S. Federal R&D credit. The second quarter fiscal 2013 pre-tax stock-based compensation charge reduced net income by $11.0 million, diluted earnings per share by $0.25 and operating margin by 730 basis points. Together, the stock-based compensation charge and income tax benefits decreased net income by $4.7 million and diluted EPS by $0.11 per share.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $25 million while our non-U.S. dollar denominated expenses are $189 million, which together translates into a net foreign currency exposure of $164 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 70% of our employees are located as of February 28, 2014. During the second quarter of fiscal 2014, foreign currency movements increased operating income by $0.4 million compared to having no impact on operating income during the same period in the prior year. During the first half of fiscal 2014, foreign currency movements increased operating income by $0.7 million compared to reducing operating income by $0.6 million in the first half of the prior year.

As of February 28, 2014 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of our Philippines Peso exposure through the second quarter of fiscal 2015. At February 28, 2014 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.3.1 billion and ($2.4) million, respectively. At February 28, 2014 the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php547.1million and ($0.1) million, respectively. A $0.1 million gain on derivatives was recorded into operating income during the second quarters of both fiscal 2014 and 2013. During the first half of fiscal 2014, a loss on derivatives of $0.3 million was recorded into operating income compared to a loss of $0.4 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2014	2013	2014	2013
Net cash provided by operating activities	$40,588	$46,402	$98,727	$97,038
Capital expenditures (1)	(2,594)	(2,987)	(8,032)	(9,084)
Free cash flow (2)	$37,994	$43,415	$90,695	$87,954
Net cash used in investing activities	$(34,791)	$(3,996)	$(55,818)	$(10,387)
Net cash used in financing activities	$(90,832)	$(100,376)	$(154,330)	$(125,114)
Cash and cash equivalents at end of period	$88,790	$151,314

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Cash and cash equivalents aggregated to $88.8 million or 14% of our total assets at February 28, 2014, compared with $151.3 million or 23% of our total assets at February 28, 2013 and $196.6 million at August 31, 2013 or 28% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $107.9 million during the first half of fiscal 2014 due to $47.2 million in cash used to acquire Revere and Matrix, $146.2 million in share repurchases, dividend payments of $30.0 million and capital expenditures of $8.0 million partially offset by cash provided by operations of $98.7 million, $16.9 million from the exercise of employee stock options, $5.0 million of tax benefits from share-based payment arrangements and $3.6 million from the effects of foreign currency.

Free cash flow for the second quarter of fiscal 2014 was $38.0 million, down 12.5% from the year ago quarter due to an increase in accounts receivable. It is not unusual for our accounts receivable balance to increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter as evidenced in previous fiscal years. In each of the last five years, our days sales outstanding (“DSO”) peaked during the second quarter. This year in the second quarter, our DSOs were 39 days compared to 36 days a year ago. The increase was driven by the timing of client payments. Client collections during the first 11 business days of March 2014 were $13 million higher than the comparable periods in January and February 2014.  We believe the increase in accounts receivable is temporary and, like previous years, should return to normal levels during the third quarter of fiscal 2014. During fiscal 2013, accounts receivable decreased $16.6 million from the second to third fiscal quarter.

Free cash flow generated over the last twelve months was $254.0 million and exceeded net income by 21.6%. Included in the twelve month calculation of free cash flow was $271.5 million of net cash provided by operations less $17.5 million of capital expenditures. Free cash flow generated in the last twelve months was from higher levels of net income, lower capital expenditures, reductions in tax payments due to higher stock option exercises, and timing of payables and accrued compensation compared the previous twelve month period.

Net cash used in investing activities was $34.8 million during the second quarter of fiscal 2014, of which $31.9 million related to the acquisitions of Matrix and $2.6 million in capital expenditures. In the first six months of fiscal 2014, net cash used in investing activities was $55.9 million, up from $10.4 million during fiscal 2013 due to the acquisition of Matrix during the second quarter of fiscal 2014 and the acquisition of Revere for $15.3 million during the first quarter of the current fiscal year.

Net cash used in financing activities was $90.8 million during the second quarter of fiscal 2014, of which $86.1 million related to the repurchase of 800,000 shares under the existing share repurchase program and $15.0 million in dividend payments partially offset by proceeds from employee stock plans of $7.4 million and related tax benefits of $2.8 million. Net cash used in financing activities was $9.5 million lower in the current year second quarter compared to the prior year second quarter due to a $24.6 million decrease in share repurchases and partially offset by lower proceeds from employee stock plans and tax benefits from share-based payment arrangements. In the year ago quarter, we repurchased 1.2 million shares for $108.8 million under the share repurchase program. Through quarterly cash dividends and share repurchases, we have returned $398 million to our stockholders over the past 12 months. Proceeds from employee stock exercises and related income tax benefits decreased by $13.8 million in the current year second quarter compared to the year ago second quarter because the number of employee stock options exercised decreased by 370,464.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As of February 28, 2014, our total cash and cash equivalents worldwide was $88.8 million with no outstanding borrowings. Approximately $9.4 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $54.2 million in Europe (predominantly within the UK and France) and the remaining $25.2 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $2.6 million for the quarter ended February 28, 2014, down $0.4 million from the same period a year ago. Approximately $1.8 million or 68% of capital expenditures was for computer equipment including more servers for our existing data centers, purchasing new laptop computers and peripherals for employees, upgrading existing computer systems in our data collection centers in India and the Philippines, and improved telecommunication equipment. The remaining 32% of capital expenditures was for office expansions, primarily from completing the build-out our new office in San Francisco and purchasing new furniture for our corporate headquarters in Norwalk, Connecticut.

During the first six months of fiscal 2014 capital expenditures were $8.0 million as compared to $9.1 million in the comparable prior year period. Of the $8.0 million, approximately 62% or $5.0 million related to computer equipment as we continue to deploy more servers, acquire laptop computers for our growing employee base, update internal telecom equipment and maintain our computer systems in our data collection centers during the first half of fiscal 2014.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $1.8 million of standby letters of credit have been issued in connection with our current leased office space as of February 28, 2014. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At February 28, 2014, we were in compliance with all covenants contained in the standby letters of credit. As of February 28, 2014 and 2013, we maintained a zero debt balance and were in compliance with all covenants.

Off-Balance Sheet Arrangements

At February 28, 2014 and August 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

On December 16, 2013, our Board of Directors approved a $300 million expansion of the existing share repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid from existing and future cash generated by operations. During the first six months of fiscal 2014, we repurchased 1,330,000 shares for $143.8 million under the existing share repurchase program. At February 28, 2014, $218.6 million remains authorized for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2013, we had total purchase commitments of $50.2 million. There were no material changes in our purchase commitments during the first six months of fiscal 2014.

During February 2014, we signed a new 15-year lease agreement to maintain our presence in New York. This lease enables us to continue to support our New York business operations into calendar year 2031 and results in incremental future minimum rental payments of $93.7 million over the non-cancelable lease term. As a result of the New York lease, our total commitments under our operating leases increased from $129.9 million at August 31, 2013 to $214.8 million at February 28, 2014.

In connection with the acquisition of Revere in September 2013, we assumed the lease of existing office space in Youngstown, Ohio, which increased our rental square footage by approximately 4,000 square feet. With the acquisition of Matrix during the second quarter of fiscal 2014, we assumed the leases of existing office space in the UK, which increased our rental square footage by approximately 7,000 square feet. The increase in our future minimum rental payments due under non-cancelable lease terms as a result of these assumed leases was immaterial.

There were no other significant changes to our contractual obligations during the three and six months ended February 28, 2014.

Dividends

On February 11, 2014, our Board of Directors approved a regular quarterly dividend of $0.35 per share, or $1.40 per share per annum. The cash dividend of $14.8 million was paid on March 18, 2014, to common stockholders of record on February 28, 2014 using our existing cash generated by operations.

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

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including dates of adoption, which we include here by reference.

Market Trends

Major equity indices continue to experience high levels of volatility. Approximately 83% of our annual subscription value is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients who perform M&A advisory work and equity research account for approximately 17% of our annual subscription value. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Investment banking clients continue to face challenges in their industry making their purchase decisions lengthier and more difficult. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

We service equity research and M&A departments. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a larger percentage of the overall revenues of our clients. Regardless, the size of banks in general as they adjust their expense bases to future revenue opportunities. Our revenues may decline if banks significantly reduce headcount in the areas of corporate M&A and equity research to compensate for the issues created by other departments.

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

Business Outlook

The following forward-looking statements reflect our expectations as of February 28, 2014. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2014 Expectations

–	Revenues are expected to range between $229 million and $233 million.
–	Operating margin is expected to range between 32.5% and 33.5%, which includes a 70 basis point reduction from the recent acquisitions of Revere and Matrix.
–	The annual effective tax rate is expected to range between 30% and 31% and assumes that the U.S. Federal R&D tax credit will not be re-enacted by the end of the third quarter of fiscal 2014.
–	Diluted EPS should range between $1.24 and $1.26. The lapse in the U.S. Federal R&D tax credit on December 31, 2013 reduced each end of the diluted EPS range by $0.03.

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

Foreign Currency Exchange Risk

FactSet conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. The Company’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $25 million while our non-U.S. dollar denominated expenses are $189 million, which translates into a net foreign currency exposure of $164 million. To the extent that the Company’s international activities recorded in local currencies increase in the future, FactSet’s exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, FactSet utilizes derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. The Company does not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, FactSet’s policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. The Company’s primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of February 28, 2014 FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of its Philippines Peso exposure through the second quarter of fiscal 2015. At February 28, 2014 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.3.1 billion and ($2.4) million, respectively. At February 28, 2014 the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php547.1million and ($0.1) million, respectively. A $0.1 million gain on derivatives was recorded into operating income during both the second quarters of both fiscal 2014 and 2013. During the first half of fiscal 2014, a loss on derivatives of $0.3 million was recorded into operating income compared to a loss of $0.4 million in the same period a year ago. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2014. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have decreased by $0.8 million, which would have had an immaterial impact on the Company’s consolidated balance sheet. Such a change in fair value of FactSet’s financial instruments would be substantially offset by changes in its expense base. Had FactSet not had any hedges in place as of February 28, 2014, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2014, would result in a decrease in operating income by $17.2 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2014 would increase the fair value of total assets by $25.7 million and equity by $23.7 million.

Interest Rate Risk

The fair market value of the Company’s cash and investments at February 28, 2014 was $103.0 million. FactSet’s cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. The Company’s investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the consolidated balance sheet. It is anticipated that the fair market value of FactSet’s cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of the Company’s cash and investment policy. Pursuant to its established investment guidelines, the Company tries to achieve high levels of credit quality, liquidity and diversification. FactSet’s investment guidelines do not permit the Company to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because FactSet has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and investments have been significantly impacted by current market events.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2014 to the risk factors identified in the Company’s fiscal 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans orprograms (in thousands)
December 2013	220,000	$109.14	220,000	$280,651
January 2014	560,000	$107.15	560,000	$220,645
February 2014	20,000	$102.50	20,000	$218,595
Total	800,000	$107.58	800,000

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2014	/s/ MAURIZIO NICOLELLI
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