Form 10-Q
period 2014-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2014-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of July 1, 2014 was 42,072,772.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2014

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2014	2013	2014	2013
Revenues	$231,761	$214,613	$681,671	$638,779

Operating expenses
Cost of services	90,661	76,721	261,165	226,148
Selling, general and administrative	68,063	66,255	197,673	213,746
Total operating expenses	158,724	142,976	458,838	439,894

Operating income	73,037	71,637	222,833	198,885

Other income	334	361	1,018	1,146
Income before income taxes	73,371	71,998	223,851	200,031

Provision for income taxes	21,839	18,631	67,715	52,357
Net income	$51,532	$53,367	$156,136	$147,674

Basic earnings per common share	$1.22	$1.21	$3.66	$3.35
Diluted earnings per common share	$1.21	$1.20	$3.62	$3.30

Basic weighted average common shares	42,166	43,954	42,615	44,028
Diluted weighted average common shares	42,615	44,485	43,170	44,784

The accompanying notes are an integral part of these consolidated financial statements

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2014	2013	2014	2013

Net income	$51,532	$53,367	$156,136	$147,674

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	2,341	(549)	5,625	822
Foreign currency translation adjustments	545	(2,478)	12,199	(4,135)
Other comprehensive income (loss)	2,886	(3,027)	17,824	(3,313)

Comprehensive income	$54,418	$50,340	$173,960	$144,361

* For the three and nine months ended May 31, 2014, the unrealized gain on cash flow hedges was net of tax expense of $1,391 and $3,352, respectively. The unrealized (loss) gain on cash flow hedges disclosed above for the three and nine months ended May 31, 2013, was net of tax benefit of $328 and tax expense of $494, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS – Unaudited

(In thousands, except share data)	May 31, 2014	August 31, 2013

ASSETS
Cash and cash equivalents	$118,858	$196,627
Investments	15,217	12,725
Accounts receivable, net of reserves of $1,669 at May 31, 2014 and $1,644 at August 31, 2013	86,069	73,290
Prepaid taxes	3,136	16,937
Deferred taxes	1,667	2,803
Prepaid expenses and other current assets	15,156	15,652
Total current assets	240,103	318,034

Property, equipment and leasehold improvements, at cost	196,522	192,338
Less accumulated depreciation and amortization	(138,477)	(126,967)
Property, equipment and leasehold improvements, net	58,045	65,371

Goodwill	287,287	244,573
Intangible assets, net	44,603	36,223
Deferred taxes	23,587	22,023
Other assets	6,011	3,973
TOTAL ASSETS	$659,636	$690,197

LIABILITIES
Accounts payable and accrued expenses	$27,295	$29,864
Accrued compensation	33,290	40,137
Deferred fees	37,658	29,319
Taxes payable	4,568	3,769
Dividends payable	16,386	15,164
Total current liabilities	119,197	118,253

Deferred taxes	3,092	2,396
Taxes payable	5,157	5,435
Deferred rent and other non-current liabilities	16,922	22,334
TOTAL LIABILITIES	$144,368	$148,418

Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 48,713,635 and 48,110,740 shares issued; 42,016,212 and 43,324,410 shares outstanding at May 31, 2014 and August 31, 2013, respectively	487	481
Additional paid-in capital	377,805	326,869
Treasury stock, at cost: 6,697,423 and 4,786,330 shares at May 31, 2014 and August 31, 2013, respectively	(660,071)	(454,917)
Retained earnings	810,396	700,519
Accumulated other comprehensive loss	(13,349)	(31,173)
TOTAL STOCKHOLDERS’ EQUITY	$515,268	$541,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$659,636	$690,197

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$156,136	$147,674
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,852	26,941
Stock-based compensation expense	17,425	31,813
Deferred income taxes	(2,038)	2,025
Gain on sale of assets	(62)	(7)
Tax benefits from share-based payment arrangements	(6,815)	(14,858)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(9,001)	5,006
Accounts payable and accrued expenses	(2,260)	2,276
Accrued compensation	(7,368)	(11,514)
Deferred fees	4,709	2,882
Taxes payable, net of prepaid taxes	20,777	(368)
Prepaid expenses and other assets	(1,931)	1,253
Deferred rent and other non-current liabilities	(1,241)	(927)
Other working capital accounts, net	(461)	1,431
Net cash provided by operating activities	193,722	193,627

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(46,873)	(705)
Purchases of investments	(7,818)	(8,406)
Proceeds from sales of investments	6,871	7,500
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(11,704)	(13,288)
Net cash used in investing activities	(59,524)	(14,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(44,736)	(40,693)
Repurchase of common stock	(205,154)	(188,066)
Proceeds from employee stock plans	26,799	91,011
Tax benefits from share-based payment arrangements	6,815	14,858
Net cash used in financing activities	(216,276)	(122,890)

Effect of exchange rate changes on cash and cash equivalents	4,309	(2,043)
Net (decrease) increase in cash and cash equivalents	(77,769)	53,795
Cash and cash equivalents at beginning of period	196,627	189,044
Cash and cash equivalents at end of period	$118,858	$242,839

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2014

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

The accompanying financial data as of May 31, 2014 and for the three and nine months ended May 31, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

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

Recent Accounting Standards or Updates Not Yet Effective

Reporting Discontinued Operations

In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update which provides clarified principles for recognizing revenue arising from contracts with clients and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract with a client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of May 31, 2014 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of May 31, 2014 or August 31, 2013.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2014 and August 31, 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$73,570	$0	$0	$73,570
Certificates of deposit (2)	0	15,217	0	15,217
Derivative Instruments (3)		1,394		1,394
Total assets measured at fair value	$73,570	$16,611	$0	$90,181

Liabilities
Derivative instruments (3)	$0	$152	$0	$152
Total liabilities measured at fair value	$0	$152	$0	$152

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$156,693	$0	$0	$156,693
Certificates of deposit (2)	0	12,725	0	12,725
Total assets measured at fair value	$156,693	$12,725	$0	$169,418

Liabilities
Derivative instruments (3)	$0	$7,740	$0	$7,740
Total liabilities measured at fair value	$0	$7,740	$0	$7,740

(1)

The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in cash and cash equivalents on the consolidated balance sheet.

(2)

The Company’s certificates of deposit are held to maturity are not debt securities and are classified as Level 2. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Company’s consolidated balance sheet.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s Consolidated Balance Sheets at May 31, 2014 and August 31, 2013 as follows (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2014	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$73,570	$0	$0	$73,570
Investments	0	15,217	0	15,217
Prepaid expenses and other current assets	0	114	0	114
Other assets	0	1,280	0	1,280
Total assets measured at fair value	$73,570	$16,611	$0	$90,181

Accounts payable and accrued expenses	$0	$152	$0	$152
Total liabilities measured at fair value	$0	$152	$0	$152

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$156,693	$0	$0	$156,693
Investments	0	12,725	0	12,725
Total assets measured at fair value	$156,693	$12,725	$0	$169,418

Accounts payable and accrued liabilities	$0	$3,085	$0	$3,085
Deferred rent and other non-current liabilities	0	4,655	0	4,655
Total liabilities measured at fair value	$0	$7,740	$0	$7,740

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three and nine months ended May 31, 2014, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. There was no discontinuance of cash flow hedges during the three and nine months ended May 31, 2014 and 2013, respectively, and as such, no corresponding gains or losses were reclassified into earnings. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings.

As of May 31, 2014 FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of its Philippines Peso exposure through the second quarter of fiscal 2015. At May 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.8 billion and $1.1 million, respectively. At May 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php 408.1 million and $0.1 million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	May 31, 2014	Aug 31, 2013	May 31, 2014	Aug 31, 2013
Indian Rupee	$42,751	$47,388	$1,128	$(7,693)
Philippine Peso	9,200	11,700	114	(178)
British Pound	0	10,436	0	131
Total	$51,951	$69,524	$1,242	$(7,740)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	May 31, 2014	Aug 31, 2013
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$114	$0
	Other assets	$1,280	0
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$152	$3,085
	Deferred rent and other non-current liabilities	$0	$4,655

All derivatives were designated as hedging instruments as of May 31, 2014 and August 31, 2013, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
Foreign currency forward contracts	$3,673	$(1,037)	SG&A	$(59)	$(160)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2014 and 2013 (in thousands):

	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
Foreign currency forward contracts	$8,661	$759	SG&A	$(316)	$(557)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of May 31, 2014, FactSet estimates that less than $0.1 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of May 31, 2014 and August 31, 2013, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Consolidated Balance Sheets
May 31, 2014	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,578	$(184)	$1,394
Fair value of liabilities	(304)	152	(152)
Total	$1,274	$(32)	$1,242

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2013	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$131	$0	$131
Fair value of liabilities	(7,871)	0	(7,871)
Total	$(7,740)	$0	$(7,740)

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and amounts reclassified out of accumulated other comprehensive loss into earnings during the three and nine months ended May 31, 2014 and 2013 are as follows (in thousands):

	Three Months Ended May 31, 2014		Three Months Ended May 31, 2013
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$545	$545	$(2,478)	$(2,478)
Realized loss on cash flow hedges reclassified to earnings (1)	59	37	160	100
Unrealized gain (loss) on cash flow hedges recognized in accumulated other comprehensive loss	3,673	2,304	(1,037)	(649)
Other comprehensive income (loss)	$4,277	$2,886	$(3,355)	$(3,027)

	Nine Months Ended May 31, 2014		Nine Months Ended May 31, 2013
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$12,199	$12,199	$(4,135)	$(4,135)
Realized loss on cash flow hedges reclassified to earnings (1)	316	199	557	345
Unrealized gain on cash flow hedges recognized in accumulated other comprehensive loss	8,661	5,426	759	477
Other comprehensive income (loss)	$21,176	$17,824	$(2,819)	$(3,313)

(1) Reclassified to Selling, General and Administrative Expenses

The components of accumulated other comprehensive loss is as follows (in thousands):

	May 31, 2014	Aug 31, 2013
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$778	$(4,847)
Accumulated foreign currency translation adjustments	(14,127)	(26,326)
Total accumulated other comprehensive loss	$(13,349)	$(31,173)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Sweden, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Singapore, Australia and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $287.3 million of goodwill reported by the Company at May 31, 2014, 63% was recorded in the U.S. segment, 36% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended May 31, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$156,241	$58,265	$17,255	$231,761
Segment operating profit	39,081	24,732	9,224	73,037
Total assets	363,959	237,286	58,391	659,636
Capital expenditures	3,099	188	385	3,672

For the three months ended May 31, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$146,972	$52,358	$15,283	$214,613
Segment operating profit	38,529	25,333	7,775	71,637
Total assets	502,108	181,346	51,876	735,330
Capital expenditures	3,580	276	348	4,204

For the nine months ended May 31, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$463,419	$167,993	$50,259	$681,671
Segment operating profit	121,806	75,155	25,872	222,833
Capital expenditures	10,529	380	795	11,704

For the nine months ended May 31, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$436,947	$155,638	$46,194	$638,779
Segment operating profit	102,654	74,275	21,956	198,885
Capital expenditures	8,889	993	3,406	13,288

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

The final Revere purchase price of $15.3 million was allocated as follows (in thousands):

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

Goodwill totaling $11.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Revere acquisition is included in the U.S. segment and is deductible for income tax purposes. The results of the operations of Revere have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on September 1, 2013 and did not have a material impact on fiscal 2014 results. Pro forma information has not been presented because the effects of this acquisition were not material to the Company’s consolidated financial results.

Matrix Data Limited

During the second quarter of fiscal 2014, FactSet acquired Matrix Data Limited (“Matrix”) for a total purchase price of $31.8 million. Matrix’ primary line of business is a provider of intelligence to the UK financial services industry, covering market share of mutual fund distribution. Matrix has developed customer, channel and market benchmarking solutions that help clients optimize product distribution and improve marketing effectiveness to drive revenue growth. At the time of acquisition, Matrix had annual subscriptions of $7.3 million. The acquisition of Matrix will allow FactSet to expand its current U.S. advisor-sold investments and insurance products to the UK, with the potential to ultimately expand this coverage throughout continental Europe. The opportunity for FactSet to develop an international presence and complement its existing U.S. product offerings contributed to a purchase price in excess of fair value of the Matrix net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the third quarter of fiscal 2014. There were no material adjustments between the preliminary and final allocation of purchase price. The total purchase price was allocated to Matrix’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

The final Matrix purchase price of $31.8 million was allocated as follows (in thousands):

Tangible assets acquired	$7,459
Amortizable intangible assets
Data content	3,408
Client relationships	2,816
Software technology	1,708
Trade name	670
Non-compete agreements	147
Goodwill	25,531
Total assets acquired	41,739
Liabilities assumed	(9,941)
Net assets acquired	$31,798

Intangible assets of $8.7 million have been allocated to amortizable intangible assets consisting of data content, amortized over four years using a straight-line amortization method; client relationships, amortized over eight years using an accelerated amortization method; software technology, amortized over five years using a straight-line amortization method; non-compete agreements, amortized over three years using a straight-line amortization method; and trade name, amortized over four years using a straight-line amortization method.

Goodwill totaling $25.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Matrix acquisition is included in the European segment and is deductible for income tax purposes. The results of the operations of Matrix have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition and did not have a material impact on fiscal 2014 results. Pro forma information has not been presented because the effects of this acquisition were not material to the Company’s consolidated financial results.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2014 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2013	$167,822	$73,424	$3,327	$244,573
Goodwill acquired during the period	11,612	25,531	0	37,143
Foreign currency translations	0	5,690	(119)	5,571
Balance at May 31, 2014	$179,434	$104,645	$3,208	$287,287

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at May 31, 2014 was 11.1 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during fiscal 2014. If indicators of impairment appear to exist, amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$57,750	$26,693	$31,057
Client relationships	26,029	17,075	8,954
Software technology	23,023	20,007	3,016
Trade names	1,736	888	848
Non-compete agreements	2,467	1,739	728
Total	$111,005	$66,402	$44,603

At August 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,185	$22,419	$26,766
Client relationships	22,915	16,185	6,730
Software technology	20,914	19,126	1,788
Non-compete agreements	2,154	1,293	861
Trade names	758	680	78
Total	$95,926	$59,703	$36,223

During the first quarter of fiscal 2014, $4.1 million of intangible assets were acquired with a weighted average useful life of 5.2 years due to the Revere acquisition. During the second quarter of fiscal 2014, FactSet acquired an additional $8.7 million of intangible assets in connection with the Matrix acquisition with a weighted average estimated useful life of 5.4 years.

Amortization expense recorded for intangible assets was $2.4 million and $1.7 million for the three months ended May 31, 2014 and 2013, respectively. Amortization expense recorded for intangible assets was $6.2 million and $5.5 million for the nine months ended May 31, 2014 and 2013, respectively. As of May 31, 2014, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2014 (remaining three months)	$2,259
2015	7,724
2016	5,908
2017	5,827
2018	4,668
Thereafter	18,217
Total	$44,603

11. COMMON STOCK AND EARNINGS PER SHARE

On May 5, 2014, FactSet’s Board of Directors approved an 11% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2014 of $0.39 per share, or $1.56 per share per annum. The cash dividend of $16.4 million was paid on June 17, 2014, to common stockholders of record on May 30, 2014.

Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2014	2013
Balance at September 1	43,324	44,279
Common stock issued for employee stock plans	562	1,775
Repurchase of common stock	(1,870)	(2,016)
Balance at May 31, 2014 and 2013, respectively	42,016	44,038

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

		Weighted
	Net Income	Average Common Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended May 31, 2014
Basic EPS
Income available to common stockholders	$51,532	42,166	$1.22
Diluted EPS
Dilutive effect of stock options and restricted stock		449
Income available to common stockholders plus assumed conversions	$51,532	42,615	$1.21
For the three months ended May 31, 2013
Basic EPS
Income available to common stockholders	$53,367	43,954	$1.21
Diluted EPS
Dilutive effect of stock options and restricted stock		531
Income available to common stockholders plus assumed conversions	$53,367	44,485	$1.20
For the nine months ended May 31, 2014
Basic EPS
Income available to common stockholders	$156,136	42,615	$3.66
Diluted EPS
Dilutive effect of stock options and restricted stock		555
Income available to common stockholders plus assumed conversions	$156,136	43,170	$3.62
For the nine months ended May 31, 2013
Basic EPS
Income available to common stockholders	$147,674	44,028	$3.35
Diluted EPS
Dilutive effect of stock options and restricted stock		756
Income available to common stockholders plus assumed conversions	$147,674	44,784	$3.30

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended May 31, 2014 and 2013 was 49,571 and 464,874, respectively, because their inclusion would have been anti-dilutive. The number of stock options excluded from the calculation of diluted earnings per share for the nine months ended May 31, 2014 and 2013 was 35,147 and 457,569, respectively, because their inclusion would have been anti-dilutive.

For the three and nine months ended May 31, 2014 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,389,674. Similarly, for the three and nine months ended May 31, 2013, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,886,622. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met. The criteria had not yet been met at May 31, 2014 and 2013 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At May 31, 2014 and 2013, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At May 31, 2014 and August 31, 2013, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 48,713,635 and 48,110,740 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At May 31, 2014 and August 31, 2013, there were 6,697,423 and 4,786,330 shares of treasury stock (at cost) outstanding, respectively. As a result, 42,016,212 and 43,324,410 shares of FactSet common stock were outstanding at May 31, 2014 and August 31, 2013, respectively.

Share Repurchase Program

On December 16, 2013, FactSet’s Board of Directors approved a $300 million expansion to the existing share repurchase program. During the first nine months of fiscal 2014, the Company repurchased 1,870,000 shares for $200.7 million. At May 31, 2014, $161.7 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

In addition to the purchase of 1,870,000 shares under the existing share repurchase program, FactSet repurchased 41,093 shares for $4.4 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during the first nine months of fiscal 2014.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2014, 135,205 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2014 (less 41,093 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period in fiscal 2013, 148,969 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2013 (less 50,500 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

Options granted without performance conditions under the Company’s stock option plans expire either seven or ten years from the date of grant and the majority vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. The majority of options granted with performance conditions expire ten years from the date of grant and vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

During the first nine months of fiscal 2014, FactSet granted 391,478 stock options at a weighted average exercise price of $106.73 to existing employees of the Company.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2013	4,729	$75.95
Granted – non-performance-based	36	108.64
Granted – performance-based	36	110.31
Exercised	(136)	59.38
Forfeited	(10)	79.22
Balance at November 30, 2013	4,655	$76.94
Granted – non-performance-based	139	102.01
Granted – performance-based	166	109.39
Granted – non-employee Directors grant	14	107.65
Exercised	(136)	40.99
Forfeited	(24)	86.75
Balance at February 28, 2014	4,814	$79.85
Exercised	(142)	59.17
Forfeited	(16)	94.48
Balance at May 31, 2014	4,656	$80.42

The total number of in-the-money options exercisable as of May 31, 2014 was 2.1 million with a weighted average exercise price of $66.34. As of August 31, 2013, 1.9 million in-the-money outstanding options were exercisable with a weighted average exercise price of $59.70. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2014 and August 31, 2013 was $86.3 million and $82.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $107.14 at May 31, 2014 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2014 and 2013 was $6.9 million and $31.4 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2014 and 2013 was $22.9 million and $61.5 million, respectively.

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

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on the Company achieving performance levels for both organic annual subscription value (“ASV”) and diluted earnings per share during the two fiscal years ended August 31, 2014. At May 31, 2014, FactSet estimated that 20% or 202,302 of the performance-based stock options would vest which results in unamortized stock-based compensation expense of $2.5 million to be recognized over the remaining vesting period of 3.4 years. However, a change in the actual financial performance levels achieved during the fourth quarter of 2014 could result in the following changes to the Company’s current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Total Unamortized Stock-based Compensation Expense at May 31, 2014	Cumulative Catch-up Adjustment*	Average Remaining Quarterly Expense to be Recognized
0%	$0	$(2,265)	$0
20%	$2,483	$0	$182
60%	$7,449	$4,530	$545
100%	$12,415	$9,060	$908

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2014.

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. As a result of the accelerated expansion of StreetAccount users during the third quarter of fiscal 2014, FactSet determined that the second 20% tranche will vest by August 31, 2014. In addition, due to the accelerated third quarter growth and forecasted future usage growth, the Company estimated that the third 20% tranche will vest by August 31, 2017. This reflected a higher performance level than previously estimated and accordingly increased the number of options that will vest to a total 60%, which required FactSet to record a pre-tax stock-based compensation charge of $1.4 million in the third quarter of fiscal 2014. The change in estimate also results in unamortized stock-based compensation expense of $1.2 million to be recognized over the remaining vesting period of 3.3 years.

A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Third 20%	$(594)	$1,006
Fourth 20%	$736	$2,055
Fifth 20%	$1,704	$2,687

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2014.

Matrix and Revere Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere during fiscal 2014, FactSet granted 165,949 and 36,695 performance-based stock options, respectively. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of May 31, 2014 FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, FactSet currently estimates that 18,553 options will vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This results in unamortized stock-based compensation expense of $0.5 million to be recognized over the remaining vesting period of 4.2 years.

Restricted Stock and Stock Unit Awards

The Company’s stock option and award plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During the first nine months of fiscal 2014, FactSet granted 204,124 restricted stock awards at a weighted average grant date fair value of $101.95 to employees of the Company.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2013	358	$80.43
Granted (restricted stock and stock units)	162	$102.27
Vested	(63)	$83.49
Canceled/forfeited	(2)	$69.27
Balance at November 30, 2013	455	$87.69
Granted (restricted stock and stock units)	42	$100.70
Vested	(17)	$60.28
Canceled/forfeited	(4)	$97.28
Balance at February 28, 2014	476	$89.79
Vested*	(55)	$93.12
Canceled/forfeited	(3)	$89.77
Balance at May 31, 2014	418	$89.34

* Of the total 55,431 restricted stock awards that vested during the third quarter of fiscal 2014, 29,087 related to awards granted on April 14, 2011 at the grant date price of $103.30. These restricted stock awards cliff vested 100% after three years on April 14, 2014. The awards were amortized to expense over the vesting period using the straight-line attribution method. The remaining 26,344 restricted stock awards that vested during the third quarter were granted on April 8, 2013 and cliff vest 20% annually upon each anniversary date of the grant.

November 2013 Employee Restricted Stock Award

On November 1, 2013, FactSet granted 153,972 restricted stock awards with a fair value of $102.22, which entitle the holder to shares of common stock as the awards vest over time. These restricted stock awards cliff vest 60% after three years (on November 1, 2016) and the remaining 40% after five years (on November 1, 2018). As of May 31, 2014 unamortized stock-based compensation expense of $12.0 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.4 years.

Matrix and Revere Restricted Stock Units

In connection with the acquisitions of Matrix and Revere, FactSet granted 30,144 and 7,744 performance-based restricted stock units, respectively. The Matrix restricted stock units cliff vest 20% annually upon each anniversary date of the grant and as of May 31, 2014 unamortized stock-based compensation expense of $2.8 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.6 years. Of the 7,744 performance-based restricted stock units granted in connection with the Revere acquisition, 3,872 are estimated to vest based upon management’s belief that certain of the ASV and operating margin targets will be achieved during the measurement period ending August 31, 2017. As of May 31, 2014 unamortized stock-based compensation of $0.3 million will be amortized to compensation expense over the remaining vesting period of 4.3 years. The remaining 3,872 performance-based restricted stock units granted in connection with the Revere acquisition are expected to be forfeited.

Other Restricted Stock Units

An additional 12,264 restricted stock awards were granted during the first nine months of fiscal 2014 to existing employees of FactSet. These restricted stock awards cliff vest 60% after three years, with the remaining 40% vesting on the fifth year anniversary date. As of May 31, 2014 unamortized stock-based compensation of $1.0 million will be amortized to compensation expense over the remaining vesting period of 4.7 years.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2013	3,116	107
Granted – non performance-based options	(36)	0
Granted – performance-based options	(36)	0
Restricted stock awards granted*	(404)	0
Share-based awards canceled/forfeited*	16	0
Balance at November 30, 2013	2,656	107
Granted – non performance-based options	(139)	(14)
Granted – performance-based options	(166)	0
Restricted stock awards granted*	(106)	0
Share-based awards canceled/forfeited*	35	9
Balance at February 28, 2014	2,280	102
Share-based awards canceled/forfeited*	21	0
Balance at May 31, 2014	2,301	102

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

During the three months ended May 31, 2014, employees purchased 18,068 shares at a weighted average price of $88.55 as compared to 16,739 shares at a weighted average price of $82.67 in the same period a year ago. During the nine months ended May 31, 2014, employees purchased 54,597 shares at a weighted average price of $88.33 as compared to 56,230 shares at a weighted average price of $79.77 in the same period a year ago. At May 31, 2014, 65,173 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $5.7 million and $5.5 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2014 and 2013, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $6.8 million and $17.4 million during the three and nine months ended May 31, 2014, respectively. Similarly, the Company recognized total stock-based compensation expense of $5.4 million and $31.8 million during the three and nine months ended May 31, 2013. The fiscal 2014 totals include a pre-tax charge of $1.4 million related to vesting of performance-based options in connection with StreetAccount. The fiscal 2013 prior year totals include a pre-tax charge of $15.7 million related to performance-based options granted in connection with the acquisition of Market Metrics in June 2010. As of May 31, 2014, $54.4 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of May 31, 2014 or August 31, 2013.

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

-	Q3 2014 - There were no employee stock options granted during the three months ended May 31, 2014.

Fiscal 2013

-

Q1 2013 – 635,308 non performance-based employee stock options and 1,011,510 performance-based employee stock options were granted at a weighted average exercise price of $92.22 and a weighted average estimated fair value of $26.87 per share.

-	Q2 2013 – 9,367 non performance-based employee stock options were granted at a weighted average exercise price of $92.55 and a weighted average estimated fair value of $26.69 per share.
-	Q3 2013 - There were no employee stock options granted during the three months ended May 31, 2013.

The weighted average estimated fair value of employee stock options granted during fiscal 2014 and 2013 was determined using the binomial model with the following weighted average assumptions. There were no employee stock options granted during the three months ended May 31, 2014 and 2013.

	Nine Months Ended May 31,
	2014	2013
Term structure of risk-free interest rate	0.01% - 2.61%	0.16% - 1.91%
Expected life (in years)	7.6 – 7.8	7.6 – 7.8
Term structure of volatility	23% - 33%	24% - 33%
Dividend yield	1.35%	1.30%
Weighted average estimated fair value	$29.64	$26.87
Weighted average exercise price	$106.69	$92.22
Fair value as a percentage of exercise price	27.8%	29.1%

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

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended May 31, 2014, employees purchased 18,068 shares at a weighted average price of $88.55 as compared to 16,739 shares at a weighted average price of $82.67 in the same period a year ago. During the nine months ended May 31, 2014, employees purchased 54,597 shares at a weighted average price of $88.33 as compared to 56,230 shares at a weighted average price of $79.77 in the same period a year ago. Stock-based compensation expense recorded for the three months ended May 31, 2014 and 2013, relating to the employee stock purchase plan was $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The estimated fair value of employee stock purchase plan grants during the three months ended May 31, 2014 and 2013 were $17.81 and $16.15 per share, respectively, with the following assumptions:

	Three Months Ended May 31,
	2014	2013
Risk-free interest rate	0.04%	0.06%
Expected life (in months)	3	3
Expected volatility	13.3%	10.4%
Dividend yield	1.50%	1.44%

The weighted average estimated fair value of employee stock purchase plan grants during the nine months ended May 31, 2014 and 2013 were $17.91 and $15.65 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2014	2013
Risk-free interest rate	0.04%	0.08%
Expected life (in months)	3	3
Expected volatility	10.8%	9.9%
Dividend yield	1.36%	1.36%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2014	2013	2014	2013
U.S. operations	$58,943	$59,122	$181,631	$162,101
Non-U.S. operations	14,428	12,876	42,220	37,930
Income before income taxes	$73,371	$71,998	$223,851	$200,031
U.S. operations	$20,631	$15,787	$60,560	$44,115
Non-U.S. operations	1,208	2,844	7,155	8,242
Total provision for income taxes	$21,839	$18,631	$67,715	$52,357
Effective tax rate	29.8%	25.9%	30.3%	26.2%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The effective tax rate was lower than the U.S. statutory rate of 35% for the three and nine months ended May 31, 2014 and 2013 due to foreign income, which is subject to lower statutory tax rates than in the U.S., benefits from foreign tax credits and the U.S. Federal R&D tax credit partially offset by additional state and local income taxes.

The components of the provision for income taxes consist of the following (in thousands):

	Nine Months Ended
	May 31,
	2014	2013
Current
U.S. Federal	$58,300	$37,498
U.S. state and local	2,861	2,440
Non-U.S.	7,452	8,370
Total current taxes	$68,613	$48,308

Deferred
U.S. Federal	$(631)	$3,896
U.S. state and local	29	281
Non-U.S.	(296)	(128)
Total deferred taxes	$(898)	$4,049
Total provision for income taxes	$67,715	$52,357

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	May 31, 2014	Aug 31, 2013
Deferred tax assets
Current
Receivable reserve	$602	$614
Deferred rent	1,067	2,191
Other	(2)	(2)
Net current deferred taxes	$1,667	$2,803
Non-current
Depreciation on property, equipment and leasehold improvements	$9,166	$6,329
Deferred rent	3,816	2,772
Stock-based compensation	18,746	19,828
Purchased intangible assets, including acquired technology	(9,644)	(8,401)
Other	1,503	1,495
Net non-current deferred taxes	$23,587	$22,023
Total deferred tax assets	$25,254	$24,826

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	May 31, 2014	Aug 31, 2013
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$4,309	$2,761
Stock-based compensation	(964)	(365)
Depreciation on property, equipment and leasehold improvements	(716)	0
Other	463	0
Total deferred tax liabilities (non-current)	$3,092	$2,396

A provision has not been made for additional U.S. Federal taxes as of May 31, 2014 as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at May 31, 2014 and August 31, 2013. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of May 31, 2014, the Company had gross unrecognized tax benefits totaling $5.2 million, including $1.0 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is effectively settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2014 (in thousands):

Unrecognized income tax benefits at August 31, 2013	$5,435
Additions based on tax positions related to the current year	691
Reductions for tax positions of prior years	(203)
Reductions from settlements with taxing authorities	(766)
Unrecognized income tax benefits at May 31, 2014	$5,157

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2014, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013
State (various)	2010 through 2013

Europe
France	2011 through 2013
United Kingdom	2011 through 2013

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2014 the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, and Youngstown, Ohio. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; Stockholm, Sweden; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During the three months ended May 31, 2014 and 2013, rent expense (including operating costs) for all operating leases amounted to $9.7 million and $8.8 million, respectively. Rent expense for all operating leases for the nine months of fiscal 2014 and 2013 amounted to $28.0 million and $27.2 million, respectively. Approximately $1.8 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2014. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2014, FactSet was in compliance with all covenants contained in the standby letters of credit.

At May 31, 2014, FactSet leases approximately 836,000 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

At May 31, 2014, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2014 (remaining three months)	$7,516
2015	26,013
2016	19,827
2017	23,715
2018	22,523
Thereafter	112,511
Total	$212,105

Included in the future minimum rental payments outlined above are $93.7 million in future rent payments related to a 15-year lease agreement executed in February 2014 to support the Company’s New York operations into calendar year 2031. During the third quarter of fiscal 2014, FactSet executed two leases for new office space in Mumbai, India and Austin, Texas, which resulted in additional future minimum rental payments totaling $2.4 million into calendar year 2019. Additional lease commitments assumed in connection with the Revere and Matrix acquisitions were immaterial, but did add approximately 11,000 square feet of office space.

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

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at May 31, 2014, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At May 31, 2014, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2013. At May 31, 2014 and August 31, 2013, the receivable reserve was $1.7 and $1.6 million, respectively.

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

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management clients account for 83.1% of our annual subscription value (“ASV”) and the remainder from investment banking firms who perform M&A advisory work and equity research.

As of May 31, 2014, we employed 6,372 employees, up 8% from a year ago. Of these employees, 1,960 were located in the U.S., 749 in Europe and 3,663 in the Asia Pacific region. Approximately 55% of employees are involved with content collection, 22% work in product development, software and systems engineering, another 20% conduct sales and consulting services and the remaining 3% provide administrative support. We are honored to have recently been named one of FORTUNE’s 100 Best Companies to Work For, marking our fifth appearance on that list in the last six years, recognized as one of the UK’s “Best Workplaces” by the Great Place to Work® Institute UK for the sixth consecutive year, listed in Crain’s “Chicago’s Best Places to Work” for the second year in a row and included in the “2014 Best Places to Work in France” list for the third consecutive year. Our employees are FactSet’s most valuable asset and recognition in these surveys is based on their feedback and underscores our dedication to the development and satisfaction of our employees.

We were pleased to see that our ASV growth rate accelerated to 7% and EPS grew to $1.21 in the just completed third quarter of fiscal 2014. We continued to capitalize on our opportunities as evidenced by adding 30 net new clients and 620 net new users in the past three months. The current quarter marks our 16th consecutive quarter delivering double-digit diluted EPS growth. We continued to return capital to stockholders through an 11% increase in our quarterly dividend from $0.35 to $0.39 in May 2014. Our ASV, or annual subscription value, grew $12.3 million during the current quarter, increasing the organic growth rate from 6% to 7%. ASV totaled $932 million at May 31, 2014, which includes $12 million in acquired ASV from the recent acquisitions of Revere Data and Matrix in September and December of 2013, respectively. Our third quarter results included expanding revenues from both our U.S and non-U.S. operations by 6% and 12%, respectively, and an increase in net user count of 620 as compared to 61 during the same period of fiscal 2013. Annual client retention was greater than 95% of ASV, and on a client base, the annual retention rate was 93% of clients at May 31, 2014, marking the first increase in client retention since fiscal 2011. We continued to improve and develop products and solutions to enhance our FactSet workstation and make it more valuable to our end users as evidenced by a new agreement we entered into with QUICK Corporation, a Japan-based financial information services company in the Nikkei Inc. Group. Together, FactSet and QUICK will work to integrate the Nikkei Group’s high-quality content with our own global content and workflow solutions in order to provide a premium FactSet service for redistribution within our Asia segment. Lastly, we announced that Phil Snow was named President, effective July 1, 2014, and reports directly to Philip Hadley, Chairman and CEO. Mr. Snow joined FactSet in 1996 and most recently held the role of Senior Vice President, Director of U.S. Investment Management Sales. In his new role, Mr. Snow will have oversight and management responsibility for both our sales and operations teams and will execute on the strategies that drive our mission which is to provide best-of-breed products and client service to financial professionals worldwide.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2014 and 2013, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Revenues	$231,761	$214,613	8.0%	$681,671	$638,779	6.7%
Cost of services	90,661	76,721	18.2%	261,165	226,148	15.5%
Selling, general and administrative	68,063	66,255	2.7%	197,673	213,746	(7.5)%
Operating income	73,037	71,637	2.0%	222,833	198,885	12.0%
Net income	$51,532	$53,367	(3.4)%	$156,136	$147,674	5.7%
Diluted earnings per common share	$1.21	$1.20	0.8%	$3.62	$3.30	9.7%
Diluted weighted average common shares	42,615	44,485		43,170	44,784

Revenues

Revenues for the three months ended May 31, 2014 were $231.8 million, up 8.0% compared to the prior year. For the first nine months of fiscal 2014, revenues increased 6.7% to $681.7 million. Our revenue growth drivers during fiscal 2014 were increases in clients and users, continued growth in our Portfolio Analytics suite of products, rising sales of our wealth management workflow solution, expansion of proprietary content, price increases, and incremental revenues from the recent acquisitions of Revere and Matrix partially offset by user count decreases from our investment banking clients.

Growth in the Number of Clients and Users of FactSet

The third quarter of fiscal 2014 represented our strongest third quarter for new client acquisitions since fiscal 2007, as we added 30 net new clients, compared to four during the same period a year ago. Net new client adds in the past 12 months totaled 222, which included 43 clients from the Revere and Matrix acquisitions, bringing our total client count to 2,662 at May 31, 2014. At FactSet, we do not count every single company that uses our services as a client. Companies that are on trial are not included, nor are clients with ASV of less than $24,000. The addition of new clients is important to us as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. At May 31, 2014, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of our total client subscriptions, consistent with August 31, 2013. In addition, our annual client retention rate remained at greater than 95% of ASV, consistent with last year. As a percentage of actual clients, our annual retention rate improved to 93% of clients, up from 92% a year ago and represents our first increase in that metric since August 2011. We believe these statistics illustrate the power of our business model, as the large majority of clients maintain their subscriptions to FactSet throughout each year.

At May 31, 2014, there were 52,483 professionals using FactSet, an increase of 620 users in the past three months, up 2,967 users from a year ago. During the quarter, our investment management clients added 632 net new users, while we experienced a small reduction of 12 users within our investment banking clients. This minor reduction in sell-side users marks the lowest quarterly level of contraction we have observed in recent periods. In the past 12 months, our investment management client base added 3,208 users, while our investment banking clients contracted by 241 users. We believe that although headcount at our investment banking clients is still under pressure, we continue to make gains on the buy-side, which constitutes approximately 83.1% of our ASV. The average ASV from investment management users is also significantly higher than from investment banking users, so we believe that a shift towards more internal research at investment management firms is a long-term positive ASV trend for FactSet. Lastly, while the user count at our investment banking clients has decreased by 241 in the past 12 months, ASV from these same clients has increased by $0.8 million over the same period.

Continued Use of our Portfolio Analytics (PA) Suite of Products

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth during the third quarter. The PA suite includes separate products and covers a range of workflows around portfolios. The number of clients and users subscribing to PA, Fixed Income in PA, SPAR, Risk and Portfolio Publishing experienced continued growth as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. We continue to see existing clients expand their use of our PA and buy more services that integrate within the portfolio analytics suite. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Sales of our Wealth Management Workflow Solution

Consistent with the past two fiscal quarters, wealth management continued to be a growing area for us during the just completed third quarter as our wealth management clients and users continue to benefit from the ability to tailor our workstations to accommodate their needs and improve their competitive position. In the past nine months, we have focused product suite and sales teams to address the workflows of these particular types of clients. Aiming to deliver the value-added service and comprehensive, easy to generate reports, our wealth management clients are using more of our PA suite of products in a manner similar to institutional investors. This has helped continue our trend of increasing quarterly wealth management users each quarter for the past five years.

Expansion of our Proprietary Content

We continue to be successful in licensing our proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates as our global content sales team pursues expanding the distribution of our content. This type of data is licensed in feed form and includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell side services. StreetAccount, our condensed news product, is an application that sells strongly across all FactSet user types and continues to be in demand due to the ability of our clients to receive up-to-the-minute news offered both through and outside the FactSet workstation. In addition, during May 2014, we signed an agreement with Quick Corp. to begin to develop a premium FactSet service for redistribution in Asia by combining our industry-leading global content and workflow solutions with the Nikkei Group’s high-quality content.

Incremental Revenue from the Acquisitions of Revere and Matrix

On September 1, 2013, we acquired the assets of Revere, whose taxonomy and supply chain relationship data will serve to complement our commitment to provide our clients with unique and insightful content sets. At the time of the acquisition, Revere had annual subscriptions of $4.9 million. During the second quarter of fiscal 2014, we acquired Matrix, whose primary line of business is to provide intelligence to the UK financial services industry. At the time of the acquisition, Matrix had annual subscriptions of $7.3 million. For the three and nine months ended May 31, 2014, the acquisitions of Revere and Matrix added combined incremental revenue of $3.7 million and $8.2 million, respectively.

Partially offsetting the positive revenue drivers discussed above was the underperformance of our global banking and brokerage clients, who represent 16.9% of our total ASV. During the three and nine months ended May 31, 2014, ASV from these sell-side clients decreased by $1.5 million and $7.1 million, respectively, as they continue to face challenges in their industry. During the just completed third quarter, user count at our investment banking clients decreased by 12 professionals for a total reduction of 241 in the past twelve months. Part of this decline was due to large banks reducing their number of users when their long-term contracts were renewed in order to match the level of deployment with their current headcounts. While investment banking was not an area of growth for us during the recent quarter, our investment banking clients fared better in this third quarter than in recent quarters. We are also encouraged by the uptick in the both the IPO and M&A marketplaces.

Revenues by Geographic Region

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2014	2013	Change	2014	2013	Change
U.S.	$156,241	$146,972	6.3%	$463,419	$436,947	6.1%
% of revenues	67.4%	68.5%		68.4%	68.4%
Europe	$58,265	$52,358	11.3%	$167,993	$155,638	7.9%
Asia Pacific	17,255	15,283	12.9%	50,259	46,194	8.8%
International	$75,520	$67,641	11.6%	$218,252	$201,832	8.1%
% of revenues	32.6%	31.5%		32.0%	31.6%
Consolidated	$231,761	$214,613	8.0%	$681,671	$638,779	6.7%

Three months ended May 31, 2014 (Quarter-to-date)

Revenues from our U.S. segment increased 6.3% to $156.2 million during the three months ended May 31, 2014 compared to the same period a year ago. Our third quarter fiscal 2014 revenue growth rate in the U.S. of 6.3% reflects the continued growth in the number of users and clients of FactSet, use of our Portfolio Analytics products, increased data feed sales of our proprietary content, $1.4 million of incremental revenue from the acquisition of Revere and price increases. The U.S. growth was partially offset by a decrease in net user count at our investment banking clients as they continue to reduce user populations and closely monitor vendor spend as they perceive market opportunities.

International revenues in the third quarter of fiscal 2014 were $75.5 million, an increase of 11.6% from $67.6 million in the prior year period. Excluding foreign currency effects and the Matrix acquisition completed in the second quarter of fiscal 2104, the year over year growth rates were 6.5% in Europe and 14% in Asia Pacific. The acquisition of Matrix in the second quarter added $2.3 million of revenues to the European segment in the just completed third quarter while foreign currency exchange rate fluctuations added 50 basis points to the European revenue growth rate. The 6.5% rise in European revenue was attributable to increases in client count, growth in the number of PA subscriptions, sales of global proprietary content and price increases.

Asia Pacific revenues grew to $17.3 million, up 12.9% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased revenues by $0.2 million during the third quarter of fiscal 2014. Year over year Asia Pacific revenue growth was primarily due to growth in our global content offering, net new user and client growth over the last 12 months, our ability to sell additional services to existing clients and the increased demand of our real-time news and quotes that service the needs of a global investor.

Nine months ended May 31, 2014 (Year-to-date)

Our U.S. segment revenue increased 6.1% to $463.4 million during the first nine months of fiscal 2014 as compared to $436.9 million in the same period a year ago. Fiscal year to date incremental revenues from the Revere acquisition of $3.9 million increased our U.S. segment growth rate by 90 basis points. This revenue growth rate reflects the addition of users and clients, sales of our PA suite of products, the continued commitment to our wealth management solutions, increased demand for our proprietary content, and price increases partially offset by user count declines at our investment banking clients.

International revenues also increased 8.1% to $218.3 million during the nine months ended May 31, 2014. Excluding foreign currency effects and the Matrix acquisition completed in fiscal 2104, the year over year growth rates were 5.0% in Europe and 12.2% in Asia Pacific. The acquisition of Matrix added $4.3 million of revenues to the European segment during fiscal 2014 while foreign currency added $0.3 million. European revenues advanced 5.0% due to sales of our advanced applications, price increases and user and client growth partially offset by user declines at investment banking firms. Asia Pacific revenue growth, when excluding a $1.6 million reduction in revenue from a weaker Japanese Yen, was 12.2% year over year, driven by growth in our global content offering and increases in both our user and client counts.

Annual Subscription Value (ASV)

ASV, or annual subscription value, is a key metric for us, which we define as a snapshot view of services currently being supplied to clients. ASV at a given point in time represents the forward-looking expected revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time. At May 31, 2014, ASV was $932 million, up 6.8% organically over the prior year, and $12 million over the past three months. ASV from our U.S. operations was $630 million, up $40 million from a year ago and included $4.9 million of acquired ASV from Revere. ASV from international operations totaled $302 million, an increase of $28 million over the past 12 months and included $7.3 million of acquired ASV from Matrix. The growth in ASV during the third quarter of fiscal 2014 was driven by the net addition of 30 new clients and 620 new users during the current quarter, continued expansion in the use of our PA products, growth in the sales and deployment of our wealth management workflow solutions, sales of proprietary content and a price increase for many of our non-U.S. investment management clients, partially offset by a $1.5 million decrease in ASV from our investment banking clients.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2014	2013	Change	2014	2013	Change
Cost of services*	$90,661	$76,721	18.2%	$261,165	$226,148	15.5%
Selling, general and administrative (“SG&A”)**	68,063	66,255	2.7%	197,673	213,746	(7.5)%
Total operating expenses***	$158,724	$142,976	11.0%	$458,838	$439,894	4.3%
Operating income	$73,037	$71,637	2.0%	$222,833	$198,885	12.0%
Operating Margin	31.5%	33.4%		32.7%	31.1%

* Cost of services for the three and nine months ended May 31, 2014 include a non-cash pre-tax charge of $1.4 million related to vesting of performance-based options in connection with StreetAccount.

** SG&A expenses for the nine months ended May 31, 2013 include a non-cash pre-tax charge of $15.5 million related to vesting of performance-based options granted in connection with Market Metrics.

Cost of Services

Three months ended May 31, 2014 (Quarter-to-date)

For the three months ended May 31, 2014, cost of services increased 18.2% to $90.7 million compared to $76.7 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 39.1% during the third quarter of fiscal 2014, an increase of 340 basis points over the same prior year period due to a non-cash pre-tax charge of $1.4 million related to vesting of performance-based options granted in 2012 in connection with the acquisition of StreetAccount, higher compensation expense from additional headcount in our engineering, consulting and product development groups, and incremental costs from the Revere and Matrix acquisitions partially offset by lower computer-related expenses, including deprecation.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 360 basis points for the three months ended May 31, 2014 compared to the same period a year ago due to the $1.4 million pre-tax stock-based compensation charge related to vesting of performance-based options, the hiring of new engineers and consultants, the continued expansion of our proprietary content collection operations, the addition of 135 new employees from the acquisitions of Revere and Matrix and base salary increases. Over the last 12 months, we have added 202 net new engineers and 31 net new consultants, as we further develop and enhance our applications and service to our existing client base. In addition, we hired 89 net new employees to collect more content, primarily at our facilities in India and the Philippines. The headcount increases disclosed above exclude the 135 employees acquired from Revere and Matrix. Total headcount, including acquired Revere and Matrix employees, was 6,372 at May 31, 2014, up 8% or 472 people over last year. The $1.4 million charge related to vesting StreetAccount performance-based options resulted in a 60 basis point increase in stock-based compensation. The acquisitions of Revere and Matrix increased cost of services, when expressed as a percentage of revenues, by 110 basis points due to compensation paid to the acquired workforce, stock-based compensation from equity based awards granted, incremental third party data costs and amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during the third quarter of fiscal 2014 was a reduction in computer-related expenses, including depreciation. Computer-related expenses decreased 50 basis points due to the lower capital expenditures, the continued use of fully depreciated computer equipment and our recent transition to more efficient and cost-effective servers in our data centers.

Nine months ended May 31, 2014 (Year-to-date)

Cost of services increased 15.5% to $261.2 million for the nine months ended May 31, 2014 compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 38.3% during fiscal 2014, an increase of 290 basis points from fiscal 2013. The increase was driven by higher employee compensation and incremental costs from the Revere and Matrix acquisitions partially offset by lower computer-related expenses, including deprecation.

During fiscal 2014, employee compensation, including stock-based compensation, increased 320 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount, recorded nine months of Revere expenses and approximately six months of Matrix expenses. Since June 1, 2013, we have hired 202 net new software engineers, 31 net new consultants and 89 net new employees for our content collection. Revere and Matrix related expenses during fiscal 2014 increased cost of services, when expressed as a percentage of revenues, by 80 basis points due to compensation paid to the acquired workforce, stock-based compensation from equity based awards granted, incremental third party data costs and amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during fiscal 2014 was a reduction in computer depreciation. Computer-related expenses, including computer depreciation and maintenance costs decreased 40 basis points in fiscal 2014 as compared to a year ago due to the continued use of fully depreciated equipment and our transition to more efficient and cost-effective servers in our data centers. .

Selling, General and Administrative

Three months ended May 31, 2014 (Quarter-to-date)

For the three months ended May 31, 2014, SG&A expenses increased 2.7% to $68.1 million from $66.3 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased 150 basis points to 29.4% during the third quarter of fiscal 2014 due to lower compensation from employees performing SG&A roles partially offset by higher legal fees, more employee travel and entertainment (“T&E”) expenses and incremental costs from the Revere and Matrix acquisitions.

Employee compensation, expressed as a percentage of revenues, decreased 270 basis points in the third quarter of fiscal 2014 compared to the same period in fiscal 2013 due to a higher percentage of our employee based working in a cost of services capacity versus SGA over the prior year. Of our total employee headcount increase in the past 12 months, 86% was hired by our software engineering, content collection and product development teams, which are included within cost of services. As such, SG&A employee compensation, expressed as a percentage of revenues, has declined compared to the growth in cost of services.

The reduction in SG&A expenses during the third quarter of fiscal 2014 was partially offset by higher T&E and legal expenses and incremental costs from the Revere and Matrix acquisitions. T&E expense, expressed as a percentage of revenues, increased 25 basis points in the just completed quarter compared to the same period in fiscal 2013 due to more client visits by our sales teams and increased interoffice travel due to our expanding worldwide presence. Legal fees increased by 75 basis points, expressed as a percentage of revenues, primarily due to the settlement of a claim which resulted in a $1.6 million pre-tax charge during the current fiscal third quarter.

Nine months ended May 31, 2014 (Year-to-date)

SG&A expenses decreased 7.5% to $197.7 million during the nine months ended May 31, 2014 compared to the same period a year ago. Expressed as a percentage of revenues, SG&A expenses decreased 450 basis points to 29.0% during fiscal 2014 primarily due to lower employee compensation and the prior year stock-based compensation charge of $15.5 million from vesting Market Metrics performance-based options during the second quarter of fiscal 2013 partially offset by an increase in legal fees as a result of settling a claim during the third quarter fiscal 2014.

Operating Income and Operating Margin

Three months ended May 31, 2014 (Quarter-to-date)

Operating income increased 2.0% to $73.0 million for the three months ended May 31, 2014 compared to the prior year period. Our operating margin during the third quarter of fiscal 2014 was 31.5%, down from 33.4% a year ago. The Revere and Matrix acquisitions during fiscal 2014 negatively impacted our operating margin by 120 basis points due to higher employee compensation costs and the amortization of acquired intangibles. Additionally, a pre-tax stock-based compensation charge of $1.4 million from vesting performance-based options and $1.6 million from a legal charge primarily to settle a claim lowered our fiscal 2014 third quarter operating margin by 130 basis points.

Nine months ended May 31, 2014 (Year-to-date)

Operating income increased 12% to $222.8 million during the first nine months of fiscal 2014 compared to the prior year period. Our operating margin during fiscal 2014 was 32.7%, up from 31.1% a year ago.  The acquisitions of Revere and Matrix during fiscal 2014 lowered our fiscal 2014 operating margin by 80 basis points while the pre-tax stock based compensation charge of $1.4 million and legal fees of $1.6 million further lowered our operating margin by 50 basis points.  The Market Metrics performance-based stock option charge of $15.7 million recorded in the second quarter of fiscal 2013 reduced our fiscal 2013 year-to-date operating margin by 250 basis points from 33.6% to 31.1%.

Operating Income by Segment

	Three Months Ended May 31,			Nine Months ended May 31,
(in thousands)	2014	2013	Change	2014	2013	Change
U.S.	$39,081	$38,529	1.4%	$121,806	$102,654	18.7%
Europe	24,732	25,333	(2.4)%	75,155	74,275	1.2%
Asia Pacific	9,224	7,775	18.6%	25,872	21,956	17.8%
Consolidated	$73,037	$71,637		$222,833	$198,885

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

Operating income from our U.S. business increased 1.4% to $39.1 million during the three months ended May 31, 2014 compared to $38.5 million in the same period a year ago. During the nine months ended May 31, 2014, U.S. operating income increased 18.7% to $121.8 million. The second quarter of fiscal 2013 included a $15.7 million pre-tax charge related to vesting Market Metrics performance-based stock options, which did not recur in fiscal 2014. The increase in operating income is attributed to $9.3 million of incremental revenues and a decrease in computer depreciation partially offset by increases in employee compensation, T&E expenses and the incremental expenses from the Revere acquisition. U.S. revenue growth was driven by an increase in the number of clients and users of FactSet, the continued use of our advanced applications such as PA, and price increases. Excluding the acquired Revere workforce, U.S. employee headcount increased 5.1% over the prior year leading to higher employee compensation costs during fiscal 2014. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. Additional expenses from the acquisition of Revere lowered U.S. operating income by $0.3 million and $0.7 million for the three and nine months ended May 31, 2014.

European operating income decreased 2.4% to $24.7 million during the three months ended May 31, 2014 compared to the same period a year ago. For the nine months ended May 31, 2014, European operating income advanced 1.2% to $75.2 million. European revenues grew 11.3% and 7.9% during the three and nine months ended May 31, 2014, respectively. The European revenue growth was offset by increases in employee compensation and the impact of the Matrix acquisition. Additional expenses from the acquisition of Matrix lowered European operating income by $1.3 million and $1.7 million for the three and nine months ended May 31, 2014.

Asia Pacific operating income increased 18.6% to $9.2 million during the three months ended May 31, 2014 compared to $7.8 million in the same period a year ago. For the nine months ended May 31, 2014, Asia Pacific operating income advanced 17.8% to $25.9 million. The increase in Asia Pacific operating income in both periods is from incremental revenues year over year partially offset by higher employee compensation and occupancy costs. Asia Pacific revenues growth of 12.9% and 8.8% during the three and nine months ended May 31, 2014, respectively, was primarily due to our ability to sell our global content, provide additional services to existing clients and new client and user growth over the last 12 months.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2014	2013	Change	2014	2013	Change
Provision for income taxes	$21,839	$18,631	17.2%	$67,715	$52,357	29.3%
Net income	$51,532	$53,367	(3.4)%	$156,136	$147,674	5.7%
Diluted earnings per share	$1.21	$1.20	0.8%	$3.62	$3.30	9.7%
Effective tax rate	29.8%	25.9%		30.3%	26.2%

Income Taxes

Three months ended May 31, 2014 (Quarter-to-date)

For the three months ended May 31, 2014, the provision for income taxes increased to $21.8 million compared to $18.6 million in the same period a year ago. The year over year increase in the tax provision was primarily due to the expiration of the U.S. Federal R&D tax credit on December 31, 2013 and prior year income tax benefits of $3.3 million related to the R&D tax credit and finalizing prior year tax returns. The effective tax rate for the third quarter of fiscal 2014 was 29.8%, up from 25.9% a year ago. Excluding current quarter income tax benefits of $0.6 million from finalizing prior year tax returns, the fiscal 2014 effective tax rate was 30.5%. If the U.S. Federal R&D tax credit had been re-enacted by May 31, 2014, the annual effective tax rate would have been 28.7%. Excluding income tax benefits of $3.3 million from the year ago third quarter, the fiscal 2013 effective tax was 29.0%.

Nine months ended May 31, 2014 (Year-to-date)

For the first nine months of fiscal 2014, the provision for income taxes was $67.7 million, up 29.3% from $52.4 million in fiscal 2013. This increase was due to: an 11.9% increase in pre-tax income; the expiration of the U.S. Federal R&D tax credit on December 31, 2013 which limited our ability to realize income tax benefits from the R&D credit to only four out of twelve months during fiscal 2014; $6.3 million in prior year income tax benefits from the reenactment of the R&D credit in January 2013; and our first quarter fiscal 2014 decision to repatriate cash from our wholly owned UK subsidiary, as the foreign tax credits associated with the distribution were greater than the tax due on the distribution of the foreign earnings.

Net Income and Earnings per Share

Net income decreased 3.4% to $51.5 million and diluted earnings per share increased 0.8% to $1.21 for the three months ended May 31, 2014. Drivers of the decrease in net income during the third quarter of fiscal 2014 were higher compensation within cost of services, an increase in T&E expenses, added costs from the acquisition of Revere and Matrix, vesting of StreetAccount performance-based options, which reduced net income by $1.0 million and an after-tax legal charge of $1.1 million to settle a legal claim partially offset by lower computer depreciation. Net income in the year ago third quarter included income tax benefits of $3.3 million related to the U.S. Federal R&D tax credit and finalizing prior years’ tax returns. While net income decreased 3.4% during the third quarter of fiscal 2014, diluted earnings per share grew 0.8% because of a reduction in diluted weighted average shares. Diluted shares outstanding decreased from 44.5 million as of May 31, 2013 to 42.6 million primarily due to 3.3 million shares repurchased in the last 12 months partially offset by 1.1 million in employee stock option exercises and a higher FactSet common stock price.

During the first nine months of fiscal 2014, net income rose 5.7% to $156.1 million and diluted earnings per share increased 9.7% to $3.62 as compared to $3.30 the same period a year ago. Fiscal 2014 net income and diluted EPS results were higher than fiscal 2013 primarily due to the non-cash pre-tax charge of $15.7 million related to the vesting of Market Metrics performance-based stock options. This pre-tax stock-based compensation charge reduced fiscal 2013 net income by $11.0 million and diluted earnings per share by $0.25.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $24 million while our non-U.S. dollar denominated expenses are $196 million, which together translates into a net foreign currency exposure of $172 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 69% of our employees were located as of May 31, 2014. During the third quarter of fiscal 2014, foreign currency movements decreased operating income by $1.0 million compared to increasing operating income by $0.6 million during the same period in the prior year. During the first nine months of fiscal 2014, foreign currency movements decreased operating income by $0.3 million as compared to having no impact in the prior year.

As of May 31, 2014 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of our Philippines Peso exposure through the second quarter of fiscal 2015. At May 31, 2014 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.8 billion and $1.1 million, respectively. At May 31, 2014 the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php408.1million and $0.1 million, respectively. A $0.1 million loss on derivatives was recorded into operating income during the third quarter of fiscal 2014 compared to a $0.2 million loss during the same period in fiscal 2013. During the first nine months of fiscal 2014, a loss on derivatives of $0.3 million was recorded into operating income compared to a loss of $0.6 million in the same period a year ago.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2014	2013	2014	2013
Net cash provided by operating activities	$94,995	$96,589	$193,722	$193,627
Capital expenditures (1)	(3,672)	(4,204)	(11,704)	(13,288)
Free cash flow (2)	$91,323	$92,385	$182,018	$180,339
Net cash used in investing activities	$(3,706)	$(4,512)	$(59,524)	$(14,899)
Net cash provided by (used in) financing activities	$(61,946)	$2,224	$(216,276)	$(122,890)
Cash and cash equivalents at end of period	$118,858	$242,839

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Cash and cash equivalents aggregated to $118.9 million or 18% of our total assets at May 31, 2014, compared with $242.8 million or 33% of our total assets at May 31, 2013 and $196.6 million at August 31, 2013 or 28% of our total assets. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $77.8 million during fiscal 2014 due to $46.9 million in cash used to acquire Revere and Matrix, $205.2 million in share repurchases, dividend payments of $44.7 million and capital expenditures of $11.7 million partially offset by cash provided by operations of $193.7 million, $26.8 million in proceeds from the exercise of employee stock options, $6.8 million of tax benefits from share-based payment arrangements and $4.3 million from the effects of foreign currency.

Free cash flow for the third quarter of fiscal 2014 was $91.3 million, comparable to our record high of $92.4 million recorded during the same period of fiscal 2013. Free cash flow generated in the third quarter of fiscal 2014 of $91.3 million was attributable to $51.5 million of net income, $31.0 million of positive working capital changes and $12.5 million in non-cash expenses less $3.7 million in capital expenditures. Working capital improvements of $31.0 million were derived from improved accounts receivable collections in the past three months, lower income tax payments and increased accrued compensation based on timing. Consistent with prior years, our days sales outstanding (“DSO”) peaked during the second quarter of fiscal 2014, which resulted in our accounts receivable balance increasing by $21.2 million between November 30, 2013 and February 28, 2014. As we disclosed in the second quarter Form 10-Q, we expected accounts receivable to return to normal levels during the third quarter of fiscal 2014, which it did as evidenced by an $11.5 million decrease in the accounts receivable balance in the past three months. Our DSOs declined from 39 days as of February 28, 2014 to 34 days at May 31, 2014.

Free cash flow generated over the last twelve months was $253.0 million and exceeded net income by 22.1%. Included in the twelve month calculation of free cash flow was $269.9 million of net cash provided by operations less $16.9 million of capital expenditures. Free cash flow of $253.0 million generated in the last twelve months was the result of higher levels of net income, a reduction in capital expenditures, lower income tax payments, timing of accrued compensation and a reduction in stock-based compensation expense due to the $15.7 million charge in fiscal 2013 partially offset by an increase in accounts receivable as our DSOs slipped from 29 days a year ago to 34 days at May 31, 2014.

Net cash used in investing activities of $3.7 million during the third quarter of fiscal 2014 represented capital expenditures during the period and were $0.8 million lower compared to a year ago. In the first nine months of fiscal 2014, net cash used in investing activities was $59.5 million, an increase of $44.6 million due to the acquisitions of Revere and Matrix for $46.9 million partially offset by a reduction in capital expenditures by $1.6 million.

Net cash used in financing activities was $61.9 million during the third quarter of fiscal 2014. Of this total $59.0 related to the repurchase of 540,000 shares under the existing share repurchase program and $14.7 million was from the quarterly dividend payment. Partially offsetting the use of cash were proceeds received from employee stock plans totaling $9.9 million and related tax benefits of $1.8 million. Net cash used in financing activities was $64.2 million higher in the current quarter compared to the prior year because of a $52.9 reduction in proceeds from employee stock option exercises and related income tax benefits, higher share repurchases of $9.9 million and $1.3 million in higher dividend payments. The proceeds from employee stock exercises and related income tax benefits decreased by $52.9 million in the third quarter of fiscal 2014 compared to the year ago quarter because the number of employee stock options exercised decreased by 838,172. In the first nine months of fiscal 2014, net cash used in financing activities was $216.3 million, up from $122.9 million. This increase was due to a reduction in the number of employee stock option exercises by 1.2 million shares, which lowered the cash proceeds and tax benefits received by $72.3 million.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months and thereafter for the foreseeable future. As of May 31, 2014, our total cash and cash equivalents worldwide was $118.9 million with no outstanding borrowings. Approximately $19.8 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $72.6 million in Europe (predominantly within the UK and France) and the remaining $26.4 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $3.7 million for the quarter ended May 31, 2014, down from $4.2 million in the same period a year ago. Approximately $3.2 million or 88% of capital expenditures was for computer equipment including more servers for our existing data centers, purchasing new laptop computers and peripherals for employees, upgrading existing computer systems in our data collection centers in India and the Philippines and improved telecommunication equipment.

During the first nine months of fiscal 2014 capital expenditures were $11.7 million compared to $13.3 million in the comparable prior year period. Of the $11.7 million, 70% or $8.2 million related to computer equipment as we continue to deploy more servers, acquire laptop computers for our growing employee base, upgrade internal telecom equipment and maintain our computer systems in our data collection centers. The remaining 30% was incurred primarily to complete the fit-out of our new office in San Francisco during the first quarter of fiscal 2014.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $1.8 million of standby letters of credit have been issued in connection with our current leased office space as of May 31, 2014. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. At May 31, 2014, we were in compliance with all covenants contained in the standby letters of credit.

Off-Balance Sheet Arrangements

At May 31, 2014 and August 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

During the first nine months of fiscal 2014, we repurchased 1,870,000 shares for $200.7 million under the existing share repurchase program. We expect that repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2013, we had total purchase commitments of $50.2 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2014.

During February 2014, we signed a new 15-year lease agreement to maintain our presence in New York City. This lease enables us to continue to support our New York business operations into calendar year 2031 and results in incremental future minimum rental payments of $93.7 million over the non-cancelable lease term. During the third quarter of fiscal 2014, we executed two leases for new office space in Mumbai, India and Austin, Texas, which resulted in additional future minimum rental payments totaling $2.4 million into calendar year 2019. Additional lease commitments assumed in connection with the Revere and Matrix acquisitions were immaterial, but did add approximately 11,000 square feet of office space.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three and nine months ended May 31, 2014.

Dividends

On May 5, 2014, our Board of Directors approved an 11% increase in the regular quarterly dividend, beginning with the dividend payment in June of 2014 of $0.39 per share, or $1.56 per share per annum. The cash dividend of $16.4 million was paid on June 17, 2014, to common stockholders of record on May 30, 2014. With our dividends and our share repurchases, in the aggregate, we have returned $409 million to shareholders over the past 12 months. Future cash dividends will be paid using our existing and future cash generated by operations.

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

Business Outlook

The following forward-looking statements reflect our expectations as of June 17, 2014. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2014Expectations

–	Revenues are expected to range between $235 million and $240 million.

–	Operating margin is expected to range between 32.5% and 33.5%, which includes a 100 basis point reduction from the recent acquisitions of Revere and Matrix.

–	The annual effective tax rate is expected to range between 30% and 31% and assumes that the U.S. Federal R&D tax credit will not be re-enacted by the end of the fourth quarter of fiscal 2014.

–	Diluted EPS should range between $1.30 and $1.32. The lapse in the U.S. Federal R&D tax credit on December 31, 2013 reduced each end of the diluted EPS range by $0.03.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $24 million while our non-U.S. dollar denominated expenses are $196 million, which translates into a net foreign currency exposure of $172 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of May 31, 2014 we maintain foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the end of the fourth quarter of fiscal 2016 and 50% of our net Philippines Peso exposure through the end of the second quarter of fiscal 2015. At May 31, 2014 the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.8 billion and $1.1 million, respectively. Philippine Pesos with U.S. dollars was Php408.1million and $0.1 million, respectively. A loss on derivatives during the third quarter of fiscal 2014 of $0.1 million was recorded into operating income compared to a loss of $0.2 million in the year ago quarter. During the first nine months of fiscal 2014, a loss on derivatives of $0.3 million was recorded into operating income compared to a loss of $0.6 million in the same period a year ago. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

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

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2014. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $5.3 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2014, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2014, would result in a decrease in operating income by $19.0 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2014 would increase the fair value of total assets by $27.4 million and equity by $25.3 million.

Interest Rate Risk

The fair market value of our cash and investments at May 31, 2014 was $134.1 million. Our cash and cash equivalents consist of demand deposits and money market funds with maturities of three months or less at the date of acquisition and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

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

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2014 to the risk factors identified in the Company’s fiscal 2013 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
March 2014	90,000	$106.61	90,000	$209,000
April 2014	310,000	$104.87	310,000	$176,491
May 2014	140,000	$105.69	140,000	$161,695
Total	540,000	$105.37	540,000

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 10, 2014	/s/ MAURIZIO NICOLELLI
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