Form 10-K
period 2014-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2014-10-30
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $4,157,120,990.

The number of shares outstanding of the registrant’s common stock, as of October 20, 2014, was 41,747,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 30, 2014, for the 2014 Annual Meeting of Stockholders to be held on December 16, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2014

Part I

ITEM 1. BUSINESS

Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. FactSet combines content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services, content and financial applications. Approximately 82.6% of FactSet’s revenues are derived from investment management clients, with the remainder from investment banking firms that perform Mergers & Acquisitions (“M&A”) advisory work, capital markets services and equity research.

Fiscal 2014 was a successful year for FactSet as it once again attained record levels of revenues, operating income, net income and diluted earnings per share. This fiscal year marked the Company’s 36th year of operation, its 34th consecutive year of revenue growth and its 18th consecutive year of earnings growth as a public company. In the past 12 months, FactSet has become more relevant to a broader range of users as the Company continues to dedicate itself to building tools to support a variety of user workflows from traditional Asset Management to Wealth Managers, Mergers & Acquisitions, Advisory, Sales & Trading, Hedge Funds and Private Equity. FactSet is on the desktops of many of the largest and most successful financial companies in the world.

About FactSet

●	Founded in 1978, public since 1996
●	Dual listed on the New York Stock Exchange and the NASDAQ Stock Market under the symbol “FDS”
●	$5.3 billion market capitalization as of August 31, 2014
●	35 office locations in 18 countries with 6,639 employees
●	Named one of the “100 Best Companies to Work For” by FORTUNE for the sixth time in the last seven years
●	Consistently recognized as one of the UK’s “Best Workplaces” by the Great Places to Work Institute UK and included in the “2014 Best Places to Work in France” list for the third consecutive year
●	Named as one of the “20 Great Workplaces in Technology” for the first time by Great Place to Work
●	Content offerings from more than 190 data suppliers, 90 news sources and 80 exchanges
●

Upholds key corporate values such as innovating within the financial industry, providing a friendly work environment, offering exceptional client service, being thought leaders, having smart people, developing long-term growth strategies, performing community service and embracing global diversity.

●	34 consecutive years of revenue growth
●	18 consecutive years of positive earnings growth as a public company
●	Operating margins of 31% or greater since 2002

Fiscal 2014 Highlights

●	Revenues grew 7% and diluted earnings per share grew by 11%
●	Annual subscription value (“ASV”) of $964 million as of August 31, 2014
●	200 net new clients, the Company’s highest growth total during one single year
●	2,743 clients and 54,596 users as of August 31, 2014, an increase of 10% and 7%, respectively from a year ago
●	Generated $247 million in free cash flow
●	$300 million expansion to the Company’s existing share repurchase program
●	3-year average return of equity of 37%
●	Increased the regular quarterly dividend by 11%
●	Named Philip Snow as President, effective July 1, 2014
●	Acquired Revere Data, LLC and Matrix Data Limited during fiscal 2014 as the Company continues to enhance its content offerings and analytical applications
●	Opened a new office in Singapore to meet the needs of its growing international client base
●	Held its U.S. Symposium in November 2013, with 316 industry professionals from 102 firms in attendance.
●	Agreed to jointly develop a new premium service that Japan-based QUICK Corp. will sell exclusively in Asia.

Business Strategy

FactSet’s business strategy is to be a leading provider of integrated financial information and analytical applications to the global investment community by consolidating data content with powerful analytics on a single platform, while providing superior individual desktop client service. For over 36 years, the Company has focused on the use of its people, technology and dedication to client service to drive revenue and earnings per share growth as well increase its international reach, headcount, and ultimately, its competitive edge. Its focus on people resulted in the hiring of 381 net new employees in the past 12 months, of which 53% were added in non-U.S. locations. The number of office locations around the world increased from 29 to 35. FactSet now has office locations in nearly every major money center in the world. The strategic focus on technology continued as FactSet improved the speed and ease of its analytical applications via Project NextGen, invested heavily in new data center technologies and released new products such as the FactSet Multi-Asset Class (“MAC”) Risk Model, the Security Trading Utility tool, Fixed Income Analytical Services (“FIAS”) and Supply Chain Analytics. The Company’s use of technology enables a user to access data anywhere, anytime – in real-time. The third pillar of the FactSet business strategy is its dedication to client service; 97% of clients reported that they were satisfied or very satisfied with client service in fiscal 2014. Service via email, text, instant messaging, or phone is 24x7x365 and includes visits by Company personnel for hands-on personalized desktop service. To enhance support to our 54,600 users on six continents, approximately 30% of new employees hired in fiscal 2014 joined the Company as consultants.

The Company’s continued focus on executing its broad-based business strategy has allowed FactSet to become a major force within the financial information industry over the years. FactSet believes it is well-positioned to maintain its competitive position into the future for the following reasons:

●	FactSet’s products have become faster and more relevant to a broader range of user types.
●	Customizable and versioning deployment options suit clients of nearly any size and strategy.
●

Clients can access a broad range of applications, which allows each professional to use the latest portfolio performance, earnings, news, prices, estimates, event transcripts, and sales wherever they are.

●	StreetAccount is a key provider of financial news.
●	The Company owns premier global proprietary datasets that include some of the latest, most accurate fundamentals, estimates and ownership data available.
●	Investing in product development in order to deliver meaningful tools to clients is a priority.
●

The Company is committed to delivering new technology and applications such as the modernization of the Company’s technological infrastructure, which supports its quantitative models and FactSet Fundamentals.

●	Excellent client service includes a 24-hour consulting support desk.
●	A growing geographic footprint now includes 35 offices in 18 countries around the world.
●	Strong operating metrics and financial results will allow FactSet to reinvest in future growth.
●	Acceptance in the marketplace as a desirable employer to work for, as recognized in various publications makes the Company attractive to talent.

The following timeline depicts FactSet’s growth within the financial industry over the past 36 years.

Building on the FactSet Business Model – A Vision for Future Growth

The Company’s vision for the future is to continue its ongoing strategic efforts while making key investments in its operations to position the business for sustainable growth. As stated in previous fiscal years, FactSet runs its strategic and product growth plans to double ASV. While the Company believes it is currently in a strong competitive position in the marketplace, FactSet expects to strengthen and grow its business by focusing on the following objectives:

●	Improve the FactSet Experience – continue to enhance the FactSet workstation with a modern, easy-to-use, HTML-based user interface.

●

Deliver Innovative Applications – invest in product development to enhance the Company’s competitive advantage and enable FactSet users with powerful applications that are unique in the industry. Examples of this for the future include PA 3.0, GIPS (Global Investment Performance Standards) and Asset Allocation for wealth managers.

●	Expand Fixed Income Analytics – focus on fixed income by investing in our dedicated sales force and make our fixed income applications easy for users to optimize and rebalance their portfolios.

●

Expand Proprietary Content – advance many proprietary datasets, including StreetAccount (through additional coverage and functionality), Revere GeoRevs (geographic revenue exposures), Full Cap Structure (debt capital data), FI Holdings (prices, symbology and analytics) and ETFs (global security data).

●

Accelerate the Migration of Client Workflows to FactSet’s new technology platform – complete Project NextGen, a multi-year project that has begun to migrate existing data center technology to a distributed state-of-the-art platform.

●

Mobility and Connectivity – ensure FactSet can be accessed anywhere and everywhere. Currently a user can access the FactSet interface, including their customized workspace, from any internet-connected computer. The current vision for the future is FDS Web, which will enable users to access FactSet’s suite of applications via the web.

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

Customizable FactSet workspaces for investment managers, investment bankers and other professionals include the following:

Investment Managers

FactSet addresses the challenges unique to investment managers in its integrated platform. With FactSet, a user gains a sophisticated solution that can be customized with the exact data and analytics needed to support the firm's workflow while reducing training, technology, content, and deployment costs. The use of FactSet by an investment manager can help the manager outperform the benchmark, ensure positive investment performance, efficiently find relevant news and information, help decide what to buy, hold or sell, measure portfolio performance against the benchmark and see performance trends and assess risk. FactSet is tightly integrated to make research efforts seamless. The comprehensive FactSet platform enables investment managers to manipulate data to an unprecedented degree and to present data in an infinite variety of formats, including customized reports and charts. With FactSet, clients around the globe are able to meet virtually all their research needs with just a few mouse clicks. The following are some of the key solutions offered to investment managers by FactSet: Portfolio Analysis, Equity Analysis, Economics and Market Analysis, Quant and Risk Analysis, Fixed Income Analysis, and Research Management Solutions.

Global Banking & Brokerage Professionals

FactSet enables investment banking professionals to gain in-depth company and industry insight with its integrated data and powerful analytical solutions designed specifically for a banker's workflow. From the beginning of research strategy to the end of the pitch, investment banking professionals can access the tools and information they need to identify new opportunities and track the companies and industries that are important to them and their clients. The comprehensive FactSet platform enables investment bankers to manipulate and present data in a multitude of formats, including customized reports and charts. Key functionality includes the ability for an investment banker to leverage FactSet’s databases to find public and private market opportunities, filings, evaluate transactions, analyze industry trends, monitor market-moving news, and value companies. Sell-side professionals can also generate new buyer lists and investment and deal ideas, gain insight into the global deal market from M&A transactions, corporate activism, governance, connections between people, and perform analyses more efficiently with industry-leading integration with Microsoft Office. The following are some of FactSet’s key product offerings to sell-side professionals: Models and Presentations in Microsoft Office, Company and Industry Analytics, Filings, Idea Screening, Deal Analytics, People Intelligence and Wireless Access.

Other Global Professionals

FactSet’s product and service offerings are customizable to meet the needs of many more professionals involved in hedge funds, private equity, sell-side research, equity sales, trading, consulting, investor relations, law firms and academic institutions.

●	Hedge Funds - Solutions for alternative investments, including long/short positions, equity options and futures.
●

Wealth Managers - Solutions that allow a wealth manager to stay on top of clients’ portfolios, streamline communication and internal research, create account review documents and analyze multiple asset classes.

●

Private Equity and Venture Capital - Screening technology and links between funds and their portfolio companies to help the user uncover new investment opportunities, with everything from high-level company snapshot reports to tools that create presentation and deal-ready books.

●	Research - Information and tools needed to enhance the research analysts workflow and provides differentiated ideas and opportunities to their clients.
●	Buy and Sell-Side Traders – Real-time market data quotes, StreetAccount news, and analytics alongside portfolios.
●

Plans Sponsors and Pension Funds - Solutions for fund managers specifically designed for selecting, analyzing, and incorporating external managers into an overall plan; for both direct and indirect investment, a user can aggregate portfolios, examine asset classes and styles, and analyze securities on a single platform.

●	Consultants and Advisors - Latest market data, all in firm standard formats and branding, to create flexible models and presentations.
●	Corporations - Solutions are offered that support investor relations, business development, corporate strategy, and treasury functions.
●	Legal - Accurate, fast updates in order to monitor companies, analyze transactions, and advise clients.
●	Academia - Monitor global markets, public and private companies, equities and fixed income assets.
●	Government Agencies- Solve governance, risk, and compliance challenges through FactSet’s financial data, analytics, and innovative data management tools.

Fiscal 2014 Product and Service Enhancements

During fiscal 2014, FactSet continued to improve its product and service offerings by improving the speed of computation and enhance the FactSet experience for users. The Company invested heavily in new data center technologies, as well as in its analytical applications. In the past 12 months, FactSet released FactSet MAC Risk Model, which provides clients the ability to model predictive risks in a variety of markets and assess the impact of any shock on equities, bonds, commodities, and currencies simultaneously. FactSet also enhanced its fixed income trade simulation utility via the launch of the Security Trading Utility, which now allows bond portfolio managers to simulate a trade before execution. FIAS, also released during fiscal 2014 is the Company’s newest solution in managing fixed income data. Following the acquisition of Revere Data in September 2013, FactSet introduced the Supply Chain Analytics, which is derived from the FactSet Revere database and stores comprehensive information related to corporate supply chains.

Proprietary Content Collection

Since 2000, FactSet has been investing in proprietary content that clients need, which has improved the Company’s competitive advantage and reduced its dependency on data providers. The expansion of the Company’s content collection group involved the acquisition of several data companies. Strategically, FactSet assembled a more complete database solution for clients by acquiring LionShares, Mergerstat, CallStreet, JCF, TrueCourse, europrospectus.com, a copy of the Worldscope database from Thomson, StreetAccount and the recent fiscal 2014 acquisition of Revere Data. In addition to the strategic purchase of these companies and database, FactSet created content centers for data collection in India and the Philippines. Through the hiring of thousands of new employees, leasing office space for use and setting up a data collection infrastructure laid the foundation of the FactSet content group. As of August 31, 2014, approximately 55% of employees at FactSet perform a content collection role. The critical goals for FactSet content each year are to find ways to differentiate from competitors along with increasing the timeliness, accuracy and completeness of the data and depth of coverage.

During fiscal 2014, FactSet made several key enhancements to its proprietary content. The first enhancement was the implementation of new data collection software, which improved the quality and efficiency of data as well as allowed the Company to realize cost reductions. By leveraging the new system, management was able to execute on its mission to provide clients with powerful and customized data feeds. FactSet also introduced new data sets including FactSet Economics Estimate Database and FactSet Revere. FactSet Economics Estimate Database calculates a consensus on global economic concepts by extracting estimates directly from contributor research as prepared by 286 contributors across the globe and then provides post-event statistics, covering the most critical economics series and central bank policy rates. FactSet’s Revere database offers clients access to three content sets; allowing them to analyze corporate supply-chain relationships, understand regional exposures in order to manage geopolitical and macroeconomic risks, and industry taxonomy that offers a unique way to classify companies. FactSet also enhanced several established data sets, such as StreetAccounts news, Debt Capital Structure and FactSet Sharp and Standout Estimates.

Continued proprietary database enhancements and the creation of new data sets are a testament to the Company’s commitment to increase user satisfaction and exceed client expectations. FactSet provides workflow and productivity solutions, and by expanding its proprietary data content sets, FactSet is best positioned to solve its clients problems in many areas of the market.

Third Party Data Content

FactSet aggregates third party content from more than 190 data suppliers, 90 news sources and 80 exchanges. The Company integrates content from premier providers such as Thomson Reuters, Standard & Poor’s, Axioma, Inc., Interactive Data Corporation, LLC, Dow Jones & Company Inc., Northfield Information Services, Inc., Barclays Capital, Intex Solutions, Inc., Bureau van Dijk, ProQuote Limited, MSCI Barra, SIX Financial Information USA Inc., SunGard APT Inc., Morningstar, Inc., Lipper Inc., Russell Investments, Bank of America Merrill Lynch, NYSE Euronext, London Stock Exchange, Tokyo Stock Exchange, NASDAQ OMX, Australian Securities Exchange and Toyo Keizai. FactSet combines the data from these commercial databases into its own dedicated online service which the client accesses to perform their analyses. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet seeks to maintain contractual relationships with a minimum of two content providers for each major type of financial data; however this is not possible for all types of data. Certain datasets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available, which is why FactSet is not dependent on any one third party data supplier in order to meet the needs of its clients. The Company has entered into third party content agreements with varying lengths, and in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. No single vendor or data supplier represented 10% or more of FactSet's total data expenses in any fiscal year presented.

Client Subscription Growth

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. At August 31, 2014, ASV was $964 million, up 7% organically from a year ago. The increase in ASV during fiscal 2014 was driven by additional clients and users, broad-based growth across geographical segments, continued use of FactSet advanced applications such as Portfolio Analysis, increased usage of wealth management workflow solutions and the continued growth of proprietary content sales. During fiscal 2014, FactSet added 200 net new clients, an 85% increase over the number of clients added a year ago and the Company’s highest number of net new client additions. The number of new client additions is an important metric for FactSet because new clients typically come on with modest deployments and often experience substantial growth in subsequent years. In terms of users, a net new 3,628 users were added during fiscal 2014, the highest annual growth total in three years as FactSet saw healthy growth in the number of users at both its buy-side and sell-side clients. The second half of fiscal 2014 saw higher than expected new hire classes at sell-side clients, along with fewer cancellations, resulting in the addition of more than one thousand new sell-side users over that same six-month period compared to less than five hundred in the same period a year ago. The strong growth over the past quarters is encouraging as improvements in the IPO and M&A marketplaces have been a boost for the Company’s banking clients. The following provides a snap shot view of our ASV growth over the past 12 fiscal years.

Total ASV	International ASV

Dedication to Client Service and Support

Client service is a key component of the Company’s business model given there were 54,596 users of FactSet spread across 2,743 clients in over 50 countries worldwide as of August 31, 2014. The Company is known throughout the financial industry for having excellent client service, and FactSet continued that track record in fiscal 2014 as 97% of its clients reported that they were satisfied or very satisfied with our client service. To support its users properly on six continents, approximately 30% of new employees hired in fiscal 2014 joined as consultants who focus their attention on client service. As a metric to define the Company’s dedication to client service, FactSet consultants went on 46,000 client visits and attended 45,000 user meetings, increases of 5% and 10%, respectively over a year ago. These client touches helped FactSet's increase its client retention rate rose to 93% at August 31, 2014, up from 92% as of the end of fiscal 2013.

Every FactSet client is assigned a consultant who becomes familiar with the user’s needs and processes, provides training, assists on projects and answers any questions the client may have. The Company also provides its clients with both live and on-line training sessions, in order to educate them on the nuances of FactSet (including the multitude of software and content offerings). During fiscal 2014, nearly 1,800 clients attended live or online FactSet training sessions; more than 4,000 investment bankers were trained on how to use FactSet; 34,000 users completed eLearning courses found within the Company’s internal online library; and clients referenced the FactSet online help and reference library nearly 700,000 times. Whether it is a quick question or step-by-step guidance through a complex task, FactSet consultants will help the client find answers and maximize the value of FactSet.

Competition

The market for providing accurate financial information and software solutions to the global investment community is competitive. Global spend on market data and analysis recently grew 1.1% to $25.9 billion. The five-year compounded annual growth rate in the market data industry was 2.4%. This global financial information services industry, in which FactSet competes, includes both large and well-capitalized companies, as well as smaller, niche firms. International and U.S. competitors include market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet workstation. The largest competitors to FactSet are Bloomberg L.P., Thomson Reuters Inc. and Standard & Poor’s Capital IQ. Bloomberg’s market share grew to 31.7%, up from 31.0% a year ago while Thomson Reuters’ dipped from 30.0% to 26.9% (reflecting recent divestitures of selected business). We believe Standard & Poor’s Capital IQ market share is between 3% and 5%, comparable to that of FactSet. Other competitors and competitive products include online database suppliers and integrators and their applications, such as, MSCI Inc., Morningstar Inc., SunGard, Dealogic PLC, Interactive Data Corporation, Dow Jones & Company, Inc., BlackRock Solutions, The Yield Book, Inc., RIMES Technologies Corporation and Wilshire Associates Inc. Many of these firms offer products or services which are similar to those sold by the Company. FactSet’s development of its own robust sets of proprietary content combined with its news and quotes offering have resulted in more direct competition with the largest financial data providers.

Despite competing market data products and services, FactSet believes it can offer clients a much more complete solution because it has one of the broadest sets of functionalities. FactSet provides in-depth analytics and superior client service, while offering complete content solutions through a desktop user interface or a data feed. FactSet enjoys high barriers to entry and believes it would be difficult for another vendor to quickly replicate the extensive databases the Company currently offers. In addition, FactSet's applications, supported by its client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities they offer. As a result, the Company's products have become central to investment analysis and decision-making for clients. During fiscal 2014, FactSet experienced double-digit growth in client wins against its competitors, which underscores the power of the Company’s product offering and dedication to client service, as well as strengthened FactSet’s position within its industry.

Financial Information on Geographic Areas

FactSet’s operations are organized into three reportable segments based on geographic operations: the U.S., Europe and Asia Pacific. These reportable segments are aligned with how the Company, including its chief operating decision maker, manages the business and the demographic markets in which FactSet serves. Financial information, including revenues, operating income and long-lived assets related to the Company’s operations in each geographic area are presented in Note 7, Segment Information, in the Notes to the Company’s Consolidated Financial Statements included in Item 8 below. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia, respectively.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Singapore, Sydney, Australia and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

The following charts depict revenues related to each of the three Company’s reportable segments.

The Employee Base

FactSet continues to invest aggressively in its people in order to recruit, develop and retain a talented employee workforce. The Company believes that its future success depends in part on its continued ability to hire, assimilate and retain qualified personnel. One of FactSet’s top priorities is to maintain competitive compensation, benefits, equity participation and work environment practices and policies in order to attract and retain qualified personnel. FactSet believes that it has been successful in recruiting qualified employees. Approximately 80% of hiring in fiscal 2014 came from on-campus college recruiting and none of the Company’s employees are represented by a collective bargaining arrangement.

During fiscal 2014 FactSet increased its investment in employee education, as the Company believes that more well-rounded employees who understand the intricacies of the business and its clients will raise the bar company-wide. FactSetters, as the employee base calls themselves, are proud of the spirit of teamwork and innovation that has been cultivated. As a testament to work-life balance, FactSet’s U.S., France, and UK locations have repeatedly been recognized as a Great Place to Work.

As of August 31, 2014, employee headcount was 6,639, up 6% from a year ago. Of this total, 2,067 employees were located in the U.S., 708 in Europe and 3,864 in Asia Pacific. Fiscal 2014 employee growth was broad-based as FactSet welcomed new classes of software engineers and consultants. FactSet continued to refine and enhance its content collection operations in India and Philippines during fiscal 2014, as evidenced by the migration to SuperFast, which replaced the software previously purchased from Thomson Reuters. In just the past 12 months, FactSet added 70 net new consultants and 202 net new engineering and product development employees, as the Company continues to focus on servicing its existing client base, improving its applications and expanding its content. Approximately 55% of the Company’s employees are involved with content collection, 23% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provide administrative support.

FactSet received the following accolades during fiscal 2014:

●	Included in Fortune’s list of the “100 Best Companies to Work For”
●	FactSet Europe was named one of the “UK’s 50 Best Workplaces”
●	Recognized as one of “France’s 50 Best Workplaces”
●	Named one of the “20 Great Workplaces in Technology”

Data Centers

FactSet’s business is dependent on its ability to process substantial volumes of data and transactions rapidly and efficiently on its networks and systems. The Company’s global technology infrastructure supports its operations and is designed to facilitate the reliable and efficient processing and delivery of data and analytics to its clients. FactSet’s data centers contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. User connections are load balanced between data centers. In the event of a site failure, equipment problem or regional disaster, the remaining centers have the capacity to handle the additional load. FactSet continues to be focused on maintaining a global technological infrastructure that allows the Company to support its growing business.

FactSet launched its multi-phase project, Project NextGen, a few years ago with the objective of evolving away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster, and more cost-effective machines. During fiscal 2014, FactSet converted several of its front-end products and major subsystems to its new technology platform, improving the speed and ease of use for both clients and development and engineering teams.

The Company operates fully redundant data centers in Virginia and New Jersey. These data centers handle FactSet’s entire client capacity. In addition, FactSet maintains a vast private wide area network that provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframe machines.

Research and Product Development Costs

A key aspect of the Company’s growth strategy is to enhance its existing products and applications by making them faster and the data within them more reliable. FactSet strives to adopt new technology rapidly that can improve its products and services. Research and product development costs relate to the salary and benefits for the Company’s product development and software engineering technical support staff. These research and product development costs are expensed when incurred within cost of services as employee compensation. The Company expects to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and to meet the needs of its clients efficiently.

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

Government Regulation

The Company is subject to reporting requirements, disclosure obligations and other recordkeeping requirements per the Securities and Exchange Commission (“SEC”) and the various local authorities that regulate each location in which FactSet operates in. The Company’s wholly owned subsidiary, FactSet Data Systems, Inc., is a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. FactSet Data Systems, Inc., as a registered broker-dealer, is subject to Rule 15c3-1 under the Securities and Exchange Act of 1934, which requires that the Company maintain minimum net capital requirements. The Company claims exemption under Rule 15c3-3(k)(2)(i).

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

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of August 31, 2014:

Name of Officer	Age	Office Held with the Company	Officer Since

Philip A. Hadley	52	Chairman of the Board of Directors, Chief Executive Officer	2000
Philip Snow	50	President	2014
Peter G. Walsh	48	Executive Vice President, Chief Operating Officer	2005
Michael D. Frankenfield	49	Executive Vice President, Director of Global Sales	2001
Maurizio Nicolelli	46	Senior Vice President, Chief Financial Officer	2009
Rachel R. Stern	49	Senior Vice President, Strategic Resources, General Counsel and Secretary	2009

Philip A. Hadley, Chairman of the Board of Directors, Chief Executive Officer and Director.  Mr. Hadley was named Chairman and Chief Executive Officer of FactSet on September 5, 2000. Mr. Hadley joined FactSet in 1985 as a Consultant. From 1986 to 1989, Mr. Hadley was the Company’s Vice President, Sales. From 1989 to 2000, Mr. Hadley was Senior Vice President and Director of Sales and Marketing. Prior to joining the Company, Mr. Hadley was employed by Cargill Corporation. He currently serves as a member of the board of advisors of Kum & Go. Mr. Hadley received a B.B.A. in Accounting from the University of Iowa and has earned the right to use the Chartered Financial Analyst designation.

Philip Snow, President. Mr. Snow was named President of FactSet, effective July 1, 2014, and is responsible for the oversight and management of the Company’s Sales and Operations Teams. Mr. Snow joined FactSet in 1996 as a Consultant followed by a transfer to the Tokyo and Sydney offices in order to lead the Company’s Asia Pacific Consulting Services. Following his move back to the U.S. in 2000, Mr. Snow held various sales leadership roles prior to assuming the role of Senior Vice President, Director of U.S. Investment Management Sales in 2013. Mr. Snow received a B.A. in Chemistry from the University of California at Berkeley and a Masters of International Management from the Thunderbird School of Global Management. He has earned the right to use the Chartered Financial Analyst designation.

Peter G. Walsh, Executive Vice President, Chief Operating Officer. Mr. Walsh joined the Company in 1996 as Vice President, Planning and Control within the Company’s Finance group. Mr. Walsh held the position of Vice President, Director of Finance from 1999 until 2001. From late 2001 to February 2005, Mr. Walsh occupied the position of Vice President, Regional Sales Manager of the U.S. Southeast Region. On March 1, 2005 he assumed the position of Chief Financial Officer and Treasurer. On October 1, 2009, Mr. Walsh was promoted to his current position as the Company’s Chief Operating Officer, where he is responsible for product development, content collection and software and systems engineering. Prior to joining FactSet, Mr. Walsh held several positions at Arthur Anderson & Co. Mr. Walsh received a B.S. in Accounting from Fairfield University. He has earned the right to use the Chartered Financial Analyst designation.

Michael D. Frankenfield, Executive Vice President and Director of Global Sales. Mr. Frankenfield joined the Company in 1989 within the Consulting Services Group. From 1990 to 1994, Mr. Frankenfield held the position of Vice President, Sales with the Company. From 1995 to 2000 Mr. Frankenfield was Director of Investment Banking Sales with the Company. From 2000 until 2005, Mr. Frankenfield was Director of Sales and Marketing with FactSet and from September 2005 until August 2009, he was the Director of Investment Management Services. In August 2009, he was promoted to his current position as Director of Global Sales. Mr. Frankenfield received a B.A. in Economics and International Relations from the University of Pennsylvania and has earned the right to use the Chartered Financial Analyst designation.

Maurizio Nicolelli, Senior Vice President, Chief Financial Officer. Mr. Nicolelli joined the Company in 1996 as the Senior Accountant and held the position of Chief Accountant from 1999 to 2001. From 2002 to 2009, he served as Vice President and Comptroller of the Company. From October 2009 to 2013, he occupied the position of Senior Vice President, Principal Financial Officer and later named Chief Financial Officer in fiscal 2014. Prior to joining FactSet, he was employed at PricewaterhouseCoopers LLP. He holds a B.S. degree in Political Science from Syracuse University and an M.B.A. degree in Accounting from St. John's University. Mr. Nicolelli is a CPA licensed in the state of New York.

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

Additional Information

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	19
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-38
Quantitative and Qualitative Disclosures about Market Risk	39
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	50
Note 7 to Consolidated Financial Statements entitled Segment Information	59-60

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

Competition in FactSet’s industry may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products. Its competitors range in size from multi-billion dollar companies to small, single-product businesses that are highly specialized. While the Company believes the breadth and depth of its suite of products and applications offer benefits to its clients that are a competitive advantage, its competitors may offer price incentives to acquire new business. Competitive pricing pressures did not have a material impact on the Company’s results of operations during fiscal 2014 or in any other fiscal year presented. However, future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues. Weak economic conditions can also result in clients’ seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries FactSet serves could lower demand for its services. In recent years, FactSet has seen clients intensify their focus on containing or reducing costs as a result of the more challenging market conditions. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If clients elect to reduce their spending with FactSet, the Company’s results of operations could be materially adversely affected. Clients may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their needs for financial market data. If clients elect to consolidate their spending on financial market data services with other vendors and not FactSet, the Company’s results of operations could be adversely affected.

Volatility in the financial markets may delay the spending pattern of clients and reduce future ASV growth

Sales cycles for FactSet can fluctuate and be extended in times where the financial markets are volatile. The decision to purchase the FactSet service often requires management-level sponsorship. As a result, FactSet often engages in relatively lengthy sales efforts. Purchases (and incremental ASV) may therefore be delayed because uncertainties in the financial markets can cause clients to remain cautious about capital and data content expenditures, particularly in uncertain economic environments. The cycle associated with the purchase of the Company’s service offerings depends upon the size of the client.

Uncertainty, consolidation, and business failures in the global investment banking industry may cause FactSet to lose additional clients and users

FactSet’s sell-side clients that perform M&A advisory work, capital markets services and equity research, account for approximately 17.4% of its revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. While improvements have been observed in the current fiscal year, the global investment banking industry continues to experience uncertainty, consolidation and business failures, which directly impacts the number of prospective clients and users within the investment banking sector. A lack of available credit would impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Uncertainty, consolidation and business failures in the global investment banking sector could adversely affect the Company’s financial results and future growth.

A decline in equity returns and/or fixed income may impact the buying power of investment management clients

Approximately 82.6% of the Company’s annual subscription value is derived from its investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

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

Exposure to fluctuations in currency exchange rates that could negatively impact financial results and cash flows

The Company faces exposure to adverse movements in foreign currency exchange rates because 69% of FactSet’s employees and 45% of its leased office space are located outside the U.S. These exposures may change over time as business practices evolve, and they could have a material adverse impact on the Company’s financial results and cash flows. The Company’s primary exposures relate to expenses denominated in British Pound Sterling, Euros, Japanese Yen, Indian Rupee and Philippines Peso. This exposure has increased over the past 12 months primarily because the Company’s international employee base has risen 5% since August 31, 2013. FactSet’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $28 million while its non-U.S. dollar denominated expenses are $196 million, which translates into a net foreign currency exposure of $168 million. Although FactSet believes that its foreign exchange hedging policies are reasonable and prudent under the circumstances, the Company’s attempt to hedge against these risks may not be successful, resulting in an adverse impact on its results of operations.

The negotiation of contract terms supporting new and existing datasets or products

FactSet is a provider of global financial and economic information on companies worldwide. Clients have access to the data and content found within these databases, which they can combine and utilize in nearly all of the Company’s applications. These databases are important to the Company’s operations because they provide its clients with key information such as company fundamentals, estimates, global equity ownership, M&A data, events and transcripts, earnings and other equity and fixed income data. FactSet aggregates third party content from more than 190 data suppliers, 90 news sources and 80 exchanges. The Company has entered into third party content agreements with varying lengths. The agreements in some cases can be terminated on one year’s notice at predefined dates, in other cases on shorter notice.

Certain datasets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. These datasets include, without limitation, (1) Equity Pricing from exchanges such as NASDAQ, (2) Global Exchange Indices, (3) S&P CUSIP distribution, (4) S&P Ratings and (5) Moody’s Investor Service Corporate Ratings. However, FactSet is not dependent on any one third party data supplier in order to meet the needs of its clients. The Company combines data from commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. The failure of FactSet to be able to maintain these relationships or the failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

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

Changes in securities laws and regulations may increase expenses or may harm demand

Many of FactSet’s clients operate within a highly regulated environment. In light of the recent conditions in the U.S. financial markets and economy, the U.S. Congress and Federal regulators have increased their focus on the regulation of the financial services industry. The information provided by, or resident in, the service FactSet provides to its clients could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving its clients, which could result in requests for information from FactSet that could be expensive and time consuming. In addition, clients subject to investigations or legal proceedings may be adversely impacted possibly leading to their liquidation, bankruptcy, receivership, reductions in assets under management, or diminished operations that would adversely affect the Company’s revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At August 31, 2014 the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio; and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; Stockholm, Sweden; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

Including new lease agreements executed during fiscal 2014, the Company’s worldwide leased office space increased to approximately 837,000 square feet at August 31, 2014, up 28,000 square feet or 3% from August 31, 2013. The increase in office space includes approximately 11,000 square feet of office space assumed in connection with the recent acquisitions of Revere and Matrix. The Company believes the amount of leased office space as of August 31, 2014 is adequate for its current needs and that additional space is available for lease to meet any future needs.

At August 31, 2014, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2015	$26,717
2016	20,610
2017	23,779
2018	22,448
2019	20,878
Thereafter	91,757
Total	$206,189

Included in the future minimum rental payments outlined above are $93.7 million in future rent payments related to a 15-year lease agreement executed in February 2014 to maintain and support the Company’s New York operations into calendar year 2031.

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

	FIRST	SECOND	THIRD	FOURTH
2014
High	$115.39	$119.08	$114.82	$129.28
Low	$101.07	$101.41	$102.31	$107.02

2013
High	$104.81	$99.08	$102.39	$112.40
Low	$87.09	$86.88	$88.67	$96.87

Holders of Record - As of October 20, 2014, there were approximately 116,028 holders of record of FactSet common stock. However, because many of FactSet’s shares of common stock are held by brokers and other institutions on behalf of stockholders, FactSet is unable to estimate the total number of stockholders represented by these record holders. The closing price of FactSet’s common stock on October 20, 2014 was $124.07 per share as reported on the New York Stock Exchange.

Dividends - In fiscal 2014, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014 *	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013

* On May 5, 2014, FactSet’s Board of Directors approved an 11% increase in the regular quarterly dividend, beginning with the Company’s dividend payment on June 17, 2014 of $0.39 per share, or $1.56 per share per annum.

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2014.

(c)	Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2014 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
June 2014	180,000	$118.28	180,000	$140,404
July 2014	324,993	$120.91	324,993	$101,109
August 2014	115,000	$122.52	115,000	$87,020
	619,993	$120.44	619,993

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Company’s Proxy Statement filed on October 30, 2014 for its 2014 Annual Meeting of Stockholders.

Stock Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Index, the NYSE Composite Index and the Dow Jones U.S. Financial Services Index on August 31, 2009, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2014. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	For the Years Ended August 31,
	2014	2013	2012	2011	2010	2009
FactSet Research Systems Inc.	$231	$186	$168	$160	$134	$100
S&P 500 Index	$196	$160	$138	$119	$103	$100
NYSE Composite Index	$166	$140	$121	$113	$101	$100
Dow Jones U.S. Financial Services Index	$156	$132	$97	$86	$87	$100

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

Consolidated Statements of Income Data
(in thousands, except per share data)	Years Ended August 31,
	2014	2013		2012	2011		2010
Revenues	$920,335	$858,112		$805,793	$726,510		$641,059
Operating income	302,219	269,419	(1)	272,990	238,335	(4)	221,634
Provision for income taxes	91,921	72,273		85,896	67,912		71,970
Net income	211,543	198,637	(2)	188,809	171,046	(5)	150,211
Diluted earnings per common share	$4.92	$4.45	(3)	$4.12	$3.61	(6)	$3.13
Weighted average common shares (diluted)	42,970	44,624		45,810	47,355		48,004
Cash dividends declared per common share	$1.48	$1.32		$1.16	$1.00		$0.86

Consolidated Balance Sheet Data
(in thousands)	August 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$116,378	$196,627	$189,044	$181,685	$195,741
Accounts receivable, net of reserves	90,354	73,290	74,251	75,004	59,693
Goodwill and intangible assets, net	327,463	280,796	289,162	274,575	274,170
Total assets	663,212	690,197	694,143	657,440	644,608
Non-current liabilities	24,839	30,165	28,703	32,829	32,926
Total stockholders’ equity	$511,082	$541,779	$552,264	$515,188	$502,406

(1)

Operating income for fiscal 2013 includes pre-tax charges totaling $18.3 million related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount.

(2)	Fiscal 2013 net income includes $12.9 million (after-tax) of incremental expenses related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount and income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and finalizing prior years’ tax returns.

(3)	Diluted EPS for fiscal 2013 includes the net effect of a $0.29 decrease for the vesting of performance-based options partially offset by an $0.16 increase in diluted EPS from the reenactment of the U.S. Federal R&D credit.

(4)

Fiscal 2011 operating income includes a pre-tax charge of $7.9 million related to an increase in the estimated number of performance-based stock options that will vest. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed.

(5)	Net income for fiscal 2011 includes $5.4 million (after-tax) of incremental expenses related to an increase in the estimated number of performance-based stock options that will vest and income tax benefits of $6.3 million primarily from the finalization of the fiscal 2010 tax return and the reenactment of the U.S. Federal R&D tax credit in December 2010.

(6)	Included in fiscal 2011 diluted EPS were income tax benefits of $0.13 from finalizing the prior year U.S. tax return and the reenactment of the U.S. Federal R&D tax credit partially offset by an $0.11 decrease related to an increase in the estimated number of performance-based stock options that will vest and be expensed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

-	Executive Overview

-	Results of Operations

-	Liquidity

-	Capital Resources

-	Foreign Currency

-	Off-Balance Sheet Arrangements

-	Share Repurchase Program

-	Contractual Obligations

-	Dividends

-	Significant Accounting Policies

-	Critical Accounting Estimates

-	New Accounting Pronouncements

-	Market Trends

-	Forward-Looking Factors

The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management clients account for 82.6% of our annual subscription value (“ASV”), with the remainder from investment banking firms that perform M&A advisory work, capital markets services and equity research.

Fiscal 2014 was a successful year for FactSet and represented our 36th year of operation, our 34th consecutive year of positive revenue growth and our 18th consecutive year of positive earnings growth as a public company. By almost any measure, the second half of fiscal 2014 was one of our strongest six months in the past decade as our key financial and operating metrics rose across the board. Our record financial results were driven by relentless investment in our unique suite of products and services, including our innovative financial applications, proprietary content, and industry-leading client-service business model. Revenues rose to $920 million, while diluted earnings per share grew 11% to $4.92. We added 200 net new clients during fiscal 2014, our highest annual growth total ever. We generated high levels of free cash flow with our fiscal 2014 totaling $247 million, comparable to $251 million generated a year ago. We also continued to invest heavily in our people, which is a major component of operating expenses and the foundation of FactSet’s dedication to its clients. In the last 12 months, we hired 381 net new employees for a total headcount of 6,639 employees as of August 31, 2014, an increase of 6% from a year ago. Our annual client retention rate was greater than 95% of ASV and rose to 93% in terms of the number of actual clients, up from 92% last year, again highlighting our continued focus on providing valuable workflow solutions for our clients. We have been successful in expanding our market share against both internal client built systems and competitor products.

2014 Year in Review

Growth during fiscal 2014 was driven by delivering workflow solutions to our clients, improvements in the functionality of our product line including portfolio analytics, expansion of our proprietary data, persistent focus on client service, stabilization of our sell-side business and enhancements to our technological infrastructure. As a result, each of our key operating metrics experienced growth over the past 12 months. Organic ASV grew 7.3% as we added 200 net new clients and 3,628 users since August 31, 2013. We continued to hire around the world, welcoming a total of 381 employees to our workforce and increased our regular quarterly dividend by 11% to $0.39 per share. Aggregating dividends with share repurchases, we returned $341 million to stockholders during fiscal 2014.

We also successfully changed FactSet’s leadership structure to position us well for future success. Philip Snow was named President, effective July 1, 2014 and will be leading our sales and operations teams. The expected result is to generate more collaboration between these two teams and expand on our competitive position in the financial information industry.

Fiscal 2014 also included the acquisition of two privately held companies. In September 2013, we acquired Revere Data LLC, a leading provider of industry classification and supply chain data, analytics, and index solutions. We are selling this information as a data feed and have also incorporated the supply chain data into our online offerings. We also acquired Matrix Solutions in the second quarter of fiscal 2014, which offers mutual fund market share for the UK fund distribution industry and complements our Market Metrics offering. Both acquisitions have served to enhance legacy products with unique data sets which have been well received by our clients.

Growth across all Geographies and Key Metrics

Fiscal 2014 marks another successful year, with the second half of fiscal 2014 representing one of our strongest six month periods within the past decade, as many of our financial and operating metrics experienced solid growth across the board. Our just completed fourth quarter produced our best quarter in terms of net client additions as we added more clients on a net basis then we have ever done before. During fiscal 2014, we added a total of 200 net new clients, an increase of 85% over the number of net new client added a year ago.

Growth in Key Metrics

●	ASV was $964 million at August 31, 2014, up 7.3% organically over the prior year.
●	Revenues advanced 7.3% to $920.3 million. Excluding revenue from recent acquisitions and the impact of foreign currency, revenues increased 5.9% in fiscal 2014.
●	Diluted earnings per share rose 11% to $4.92.
●	We added 200 net new clients over the last 12 months for a total of 2,743 clients at August 31, 2014.
●	Professionals using FactSet increased to 54,596, up 3,628 users over the previous fiscal year.
●	Annual client retention remained greater than 95% of ASV, and increased to 93% when expressed as a percentage of clients, up from 92% a year ago.
●	Free cash flow, defined as cash provided by operations less capital expenditures, was $247 million in the last twelve months.

U.S. Operations

●

Fiscal 2014 U.S. revenues increased to $624.6 million and accounted for 68% of our consolidated revenues, consistent with the prior year. Excluding revenue from the acquisition of Revere, U.S. revenue advanced 5.6% in fiscal 2014.

●	ASV totaled $651.2 million at August 31, 2014, up 6.7% when excluding acquired ASV of $5 million from Revere.
●	U.S. employee headcount increased by 179 in the last 12 months and represented 31% of all employees world-wide.

European Operations

●	European revenues increased to $227.4 million in fiscal 2014. Excluding revenue from the recent acquisition of Matrix and the impact of foreign currency, European revenue advanced 5.0% in fiscal 2014.
●	ASV was $238.5 million at August 31, 2014, up 6.7% year over year when excluding acquired ASV of $7 million from Matrix.
●	Employee count in the European segment grew to a total of 708 employees and represented 11% of all employees.

Asia Pacific Operations

●	Asia Pacific revenues increased to $68.3 million in fiscal 2014. When holding currencies constant, Asia Pacific revenues grew by 12.2%.
●	ASV was $74.0 million at August 31, 2014, up 14.4% year over year excluding the impact from currency.
●	Headcount increased by 157 in fiscal 2014 and represented 58% of all FactSet employees at August 31, 2014.

Returning Value to Stockholders

●	We increased our quarterly dividend 11% from $0.35 to $0.39 per share in May 2014.
●	We paid $61.0 million of regular quarterly dividends during fiscal 2014.
●	On December 16, 2013 we expanded our existing share repurchase program by $300 million.
●	We repurchased 2.5 million shares for $275 million under the existing share repurchase program during fiscal 2014.

Capital Expenditures

●	Capital expenditures were $17.7 million in fiscal 2014.
●

$13.7 million or 78% of capital expenditures during fiscal 2014 were for computer equipment, as we continued to enhance our technological infrastructure. The remaining 22% was incurred primarily to fit-out of our new office in San Francisco, which was completed during the first quarter of fiscal 2014.

Awards, Accolades and Job Creation

●	Ranked in Fortune’s “100 Best Companies to Work For,” marking the Company’s sixth appearance on that list in the last seven years.
●	FactSet Europe was recognized as one of the “UK’s 50 Best Workplaces” for the sixth consecutive year.
●	Recognized in the “2014 Best Places to Work in France” list for the third consecutive year.
●	Listed in Crain's "Chicago's Best Places to Work" for the second year in row.
●	Named one of the “Best Workplaces in Technology” by Great Place to Work’s Great Rated
●	Hired 381 people during fiscal 2014, an increase of 6% from a year ago. Employee count was 6,639 at August 31, 2014.
●	We opened a new office in Singapore to meet the needs of our growing international client base.
●	We successfully relocated our California office from San Mateo to San Francisco.

Product Developments to Enhance our Workflow Solutions

At FactSet, we are dedicated to building tools to support the workflows of our traditional Asset Management and Investment Banking base, as well as to extend our core competency to encompass Wealth Managers, Sales & Trading, Private Equity, and Hedge Funds. In order to achieve this goal, we set aggressive goals for fiscal 2014 that involved improving the ease of use and speed of our entire product line. We invested heavily in new data center technologies, as well as our mobile platforms, including FactSet for the iPad and the iPhone. Our goal is to make FactSet a critical component of the daily workflow for all user classes, from the most data-intensive quantitative analyst to C-level executives at our clients.

Our major fiscal 2014 product developments are highlighted as follows:

●

FactSet Multi-Asset Class (MAC) Risk Model – The MAC risk model opens risk management up to a new range of asset classes. Clients can now model predictive risks in a variety of markets and assess the impact of any shock on equities, bonds, commodities, and currencies simultaneously.

●	Security Trading Utility – This enhancement to our fixed income trade simulation utility allows bond portfolio managers to simulate a trade before execution.

●

Internal Research Notes – FactSet can now be used as an internal document management system to store and share research insights. This powerful concept can drive usage and user growth; clients now seamlessly integrate their own internal news feeds within FactSet product and then share insights with colleagues across the hall or across the globe.

●

Revere Supply Chain Report – Following the Revere acquisition, we introduced the FactSet Revere database, which encompasses a comprehensive collection of business relationships to provide visibility into a company’s supply chain. Revere data gives clients insight into the complex network of companies’ key customers, suppliers, competitors, and strategic partners.

Another key development in our continual quest to enhance the FactSet workstation was created through a new agreement we entered into with QUICK Corporation, a Japan-based financial information services company in the Nikkei Inc. Group. Together, FactSet and QUICK will work to integrate the Nikkei Group’s high-quality content with our own global content and workflow solutions in order to provide a premium FactSet service for redistribution within our Asia segment.

Faster Technology

During fiscal 2014, we made great strides in the execution of Project NexGen. NextGen is our ongoing assessment of the technologies we use to build, support, and deploy FactSet product. We continued our mission to evolve away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster, and more cost-effective machines. Throughout the year, we converted several front-end products and major subsystems to make use of our new technology platform, in many cases with dramatic improvements in computational speed and ease of use. We also continued our investment in the state-of-the-art grid of servers and software systems that support our industry-leading fixed income analytics platform, Fixed Income Analytical Services (“FIAS”). Our new FIAS service allows our clients to outsource a significant portion of their Fixed Income data validation and reconciliation process to FactSet, helping to improve the quality of our Fixed Income Portfolio Analysis product line.

Refinement of our Proprietary Content

As our database product lines mature, we are no longer focused on hiring massive numbers of collection specialists. We now have the opportunity to refine our collection processes. The net effect of collecting data more efficiently is improved timeliness, accuracy, and coverage; all of which have translated into increased usage of our proprietary content.

Fiscal 2014 enhancements to our proprietary content are highlighted as follows:

●

FactSet Fundamentals – our collection software system has migrated to SuperFast, which replaces the previous software version. This new system accomplishes four key objectives: quality improvement; efficiency of data collection; reduction in the cost; and an easier path to innovative new products based on fundamental data.

●

FactSet Economics Estimate Database –is a new content set comprised of consensus estimates for weekly, monthly, and quarterly estimates from nearly 300 global contributors, covering 460 concepts across 15 countries.

●

FactSet Revere – Revere’s classification, hierarchy, and supply chain data is now available in our workstation. By leveraging this data, clients can help better identify investment opportunities and measure risk exposure.

●

FactSet StreetAccount – coverage was expanded to include Europe, Canada, and South Africa during fiscal 2014. In addition, the StreetAccount Drug Database offers a unique dataset with information on prescription drugs and biologics.

●	Debt Capital Structure – improved content now includes intra-period capitalization changes due to bond issuance, bank loan data, and bond terms and condition content.

●

FactSet Sharp Estimates –allows for a more accurate and timely portrayal of projected corporate earnings in light of a significant event impacting a given company’s profitability. The improved data content set can identify events that trigger estimate changes by a subset of analyst.

Continued Focus on Client Service

Client service is a key component of our business model. We support our software with a team of financial data and modeling experts. Client service is performed each and every day via email, text, instant messaging, or phone. Client touches are a key metric by which we measure the success of our service. According to our fiscal 2014 global client satisfaction survey, 97% of respondents were satisfied or very satisfied with FactSet’s support. The depth of our software, the data behind the models, and the complex mathematics behind the answers each create an opportunity for us to forge close working relationships with our user community.

Our reward for investing in a consulting group comprised of several hundred professionals is client loyalty, as evidenced by an annual client retention rate of greater than 95% of ASV for several years in a row. Our consulting teams have been trained to listen to our clients’ needs and transfer this knowledge directly to the product development teams, helping us transform suggestions into new or enhanced product offerings. Educating our clients is also an important component of our service. Not only do we teach our users the nuances of our software and content offerings, but FactSet personnel are often thought-leaders in a particular area of financial modeling in our rapidly evolving industry. As a result, clients look to FactSet as a trusted partner to stay on the cutting edge of financial modeling and analysis. During fiscal 2014, nearly 1,800 clients attended live or online FactSet training sessions; more than 4,000 investment bankers were trained on how to use our systems; clients completed 34,000 eLearning courses in our online library; and clients referenced our online help and reference library nearly 700,000 times.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report on Form 10-K.

(in thousands, except per share data)
Years Ended August 31,	2014	2013	Change	2013	2012	Change
Revenues	$920,335	$858,112	7.3%	$858,112	$805,793	6.5%
Cost of services	353,686	306,379	15.4%	306,379	275,537	11.2%
Selling, general and administrative	264,430	282,314	(6.3)%	282,314	257,266	9.7%
Operating income	302,219	269,419	12.2%	269,419	272,990	(1.3)%
Net income	$211,543	$198,637	6.5%	$198,637	$188,809	5.2%
Diluted earnings per common share	$4.92	$4.45	10.6%	$4.45	$4.12	8.0%
Diluted weighted average common shares	42,970	44,624		44,624	45,810

Revenues

Fiscal 2014 compared to Fiscal 2013

Revenues in fiscal 2014 were $920.3 million, up 7.3% compared to fiscal 2013. Our revenue growth drivers during fiscal 2014 were increases in clients and users, continued growth in our Portfolio Analytics suite of products, rising sales of our wealth management workflow solution, expansion of proprietary content, stabilization within sell-side client base and incremental revenues from the recent acquisitions of Revere and Matrix.

Growth in the Number of Clients and Users of FactSet

During fiscal 2014 we added 200 net new clients as compared to 108 added during 2013, bringing our total client count to 2,743 as of August 31, 2014. This growth represents an 85% increase in net client additions during the last twelve months as compared to the same period one year ago. Included in our August 31, 2014 client count are 43 clients acquired from the recent Revere and Matrix acquisitions. During the just completed fourth quarter, our total client count expanded by 81 compared to 60 in the same period a year ago. The addition of new clients is important to us as we anticipate that it lays the groundwork for the ability to provide additional services in the future, consistent with our strategy of increasing sales of workstations, applications and content at our existing clients. Our client growth during the fourth quarter of fiscal 2014 marked the highest number of client additions that we have ever obtained within a single quarter. Annual client retention as of August 31, 2014 was greater than 95% of ASV and 93% when expressed as a percentage of clients, an increase from 92% as of the end of fiscal 2013 and our first increase in that metric since August 2011. We believe these statistics underscore the power of our business model, as the large majority of our clients maintain their subscriptions to FactSet throughout each year. At August 31, 2014, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with prior fiscal years.

At August 31, 2014, there were 54,596 professionals using FactSet, an increase of 3,628 users from a year ago. During the last twelve months, our investment management clients added 3,449 net new users, while our investment banking clients added 179 net new users. Our user count within the fourth quarter of fiscal 2014 alone increased by 2,113 users compared to 1,409 in the year ago fourth quarter, marking this our largest quarterly increase in over three years, with significant additions coming from both our investment management and banking clients. We observed higher than expected new hire classes at our banking clients as new users increased by 179 compared to a contraction of 35 users during fiscal 2013. We believe this increase is due to observed improvements in the IPO and M&A marketplaces coupled with benefits realized from the reinvestment in our wealth management and portfolio analytics suite of products in order to enhance value for our sell-side clients. As of August 31, 2014, our sell-side clients represent 17.4% of our ASV.

Increased Subscriptions in our Portfolio Analytics (“PA”) Suite of Products

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth for fiscal 2014. The PA suite covers a wide range of workflows around portfolios. During fiscal 2014, we saw increased demand from our clients for tools to assist them with multi-asset risk modeling, which we addressed through the 2014 release of our MAC risk model, in addition to enhancements to our equity and fixed-income analytics reporting and attribution products. We have experienced success in marketing workstations to our users interested in investing in equities and corporate debt, requiring a focus on credit analysis. Addressing this need, we introduced several improvements to our suite of reports covering debt and liquidity analysis during fiscal 2014.

In addition to the enhancements to our PA products, the total number of clients and users subscribing to this suite of products continued to grow. We believe this steady growth indicates that our suite remains comprehensive and has highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. We continue to see existing clients expand their use of our PA and buy more services that integrate within the portfolio analytics suite.

Continued Sales of our Wealth Management Workflow Solution

Wealth management continued to be a growing area for us during fiscal 2014, as our wealth management clients and users benefit from the ability to tailor our workstations to accommodate their needs and improve their competitive position. In the past fiscal year, we have focused product suite and sales teams to address the workflows of these particular clients. Aiming to deliver the value-added service and comprehensive, easy to generate reports, our wealth management clients continue to express interest in products which are not included within the standard wealth management packages we offer. We have found that our clients are using more of our PA suite of products in a manner similar to institutional investors. This usage has helped continue our trend of increasing wealth management users for the past five years.

Expansion of our Proprietary Content

We continue to be successful in licensing our proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates as our global content sales team pursues expanding the distribution of our content. This type of data is licensed in feed form and includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell-side services. Expansion of our data feed business has created new revenue opportunities for us and with the improvement in our database technology and faster networks, many clients have a desire to import and analyze data on their own. As a result, we have created the technology and content infrastructure to deliver standard or highly customized data feeds for our clients.

In addition, StreetAccount, our condensed news product, sells strongly across all FactSet user types and continues to be in demand due to the ability of our clients to receive up-to-the-minute news offered both through and outside the FactSet workstation. Another source of growth within our content set is FactSet Revere. Revere’s classification, hierarchy, and supply chain data is now available in the FactSet workstation. By leveraging this data, clients can help better identify investment opportunities and measure risk exposure. Lastly, in May 2014, we signed an agreement with QUICK Corp. to develop a premium FactSet service for redistribution in Asia by combining our industry-leading global content and workflow solutions with the Nikkei Group’s high-quality content.

Stabilization within Sell-Side Client Base

ASV from our investment banking clients increased 1.6% during fiscal 2014 as we observed improvements in the IPO and M&A marketplaces coupled with benefits realized from the reinvestment in our wealth management and portfolio analytics suite of products in order to enhance value for our sell-side clients. As of August 31, 2014, our sell-side clients represented 17.4% of our ASV. In addition, we experience some seasonality with our investment banking side clients, with our fourth quarter typically a strong quarter for new banking hires. We saw this trend in the just completed fourth quarter as user count at our investment banking clients increased by 1,252 professionals during the past three months.

Incremental Revenue from the Acquisitions of Revere and Matrix

In September 2013 we acquired the assets of Revere Data, whose taxonomy and supply chain relationship data complements our commitment to provide our clients with unique and insightful content sets. At the time of the acquisition, Revere had annual subscriptions of $5 million. During the second quarter of fiscal 2014, we acquired Matrix Solutions, whose primary line of business is to provide intelligence to the UK financial services industry and complements our Market Metrics business. At the time of the acquisition, Matrix had annual subscriptions of $7 million. The acquisitions of Revere and Matrix increased our global revenue growth rate by 145 basis points during fiscal 2014.

Fiscal 2013 compared to Fiscal 2012

Revenues in fiscal 2013 were $858.1 million, up 6.5% compared to fiscal 2012. Revenue growth drivers during fiscal 2013 were the use of our advanced applications such as PA, growth in our client count and total users, incremental revenue from the acquisition of StreetAccount in June 2012, the expansion of our Market Metrics business, growth of our proprietary content sales and increased usage of our wealth management workflow solutions.

Revenues by Geographic Region

(in thousands) Years Ended August 31,	2014	2013	2012
U.S.	$624,642	$586,865	$550,474
% of revenues	67.9%	68.4%	68.3%
Europe	$227,395	$208,827	$197,404
Asia Pacific	68,298	62,420	57,915
International	$295,693	$271,247	$255,319
% of revenues	32.1%	31.6%	31.7%
Consolidated	$920,335	$858,112	$805,793

Fiscal 2014 compared to Fiscal 2013

Revenues from our U.S. segment increased 6.4% to $624.6 million in fiscal 2014 compared to $586.9 million a year ago. Revenue growth was driven by the addition of users and clients, sales of our PA suite of products, growth in our wealth management solutions, increased demand for our proprietary content, and increment revenue from the Revere acquisition, which increased our U.S. growth rate by 80 basis points. Revenue growth was partially offset by a contraction in the Market Metrics business during fiscal 2014, which lowered our U.S. growth rate by 60 basis points.

International revenues increased 9.0% to $295.7 million during fiscal 2014. Excluding foreign currency effects and the Matrix acquisition, the year over year international revenue growth rate was 6.7%, comprised of 5.0% for Europe and 12.2% for Asia Pacific. Revenues from international operations accounted for 32.1% of our consolidated revenues during fiscal 2014, up from 31.6% a year ago primarily as a result of incremental revenues from the Matrix acquisition.

European revenues advanced 8.9% year over year due to sales of our advanced applications, additional users and clients and incremental revenue from the Matrix acquisition, which increased the European growth rate by 360 basis points. The Asia Pacific revenue growth rate of 9.4% was primarily due to our ability to sell our global content, expansion into new markets within Asia, selling additional services to existing clients, and new client and user growth partially offset by a weaker Japanese Yen, which lowered the Asia Pacific revenue growth rate by 280 basis points.

Fiscal 2013 compared to Fiscal 2012

Our U.S. segment revenues increased 6.6% to $586.9 million in fiscal 2013 compared to fiscal 2012. Our revenue growth rate in the U.S. was the result of increased sales of advanced applications such as PA, growth in client count and total users, expansion of the Market Metrics business, growth in wealth management workflow solutions and incremental revenues from the acquisition of StreetAccount in June 2012. International revenues rose 6.2% from fiscal 2012 due to a broad selection of global proprietary content, clients licensing advanced applications and increases in user and client counts. The impact from foreign currency decreased international revenues in fiscal 2013 by 80 basis points. European revenues advanced 5.8% to $208.8 million while Asia Pacific revenues grew 7.8% to $62.4 million. Holding currencies constant, the Asia Pacific revenue growth in fiscal 2013 was 11.3%.

Annual Subscription Value (ASV)

As of August 31, 2014, ASV was $964 million, up 7.3% organically from fiscal 2013. ASV at a given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations.

($ in millions)
As of August 31,	2014		2013	2012		2011	2010		2009	2008	2007	2006	2005	2004
Total ASV	$964	*	$888	$843	**	$779	$684	***	$623	$621	$517	$423	$348	$273
Non-U.S. ASV	$312		$282	$271		$246	$218		$200	$195	$157	$126	$92	$56
% of Total ASV Non-U.S.	32%		32%	32%		32%	32%		32%	31%	30%	30%	26%	21%

*	Includes $5 million from the acquisition of Revere and $7 million from the acquisition of Matrix.
**	Includes $11 million from the acquisition of StreetAccount.
***	Includes $16 million from the acquisition of Market Metrics.

ASV from our U.S. operations was $651.2 million, up 6.7% organically from a year ago. International ASV totaled $312.4 million as of August 31, 2014, up 8.3% organically from a year ago and represented 32.4% of our Company-wide total. The percentage of our total ASV derived from buy-side clients increased from 81.6% a year ago to 82.6% at August 31, 2014. Organic ASV growth rates from buy and sell-side clients rose to 8.5% and 1.6%, respectively.

The 7.3% increase in organic ASV during fiscal 2014 was driven by the addition of 200 new clients and 3,628 users, which included the effects of higher than expected new hire classes at our banking clients, growth in sales to our wealth management clients, increased demand for our PA products and expanded sales of our proprietary content. Organic ASV growth of 7.3% excludes $12 million of ASV acquired from Revere and Matrix during fiscal 2014 and a $0.5 million detriment from foreign currency.

Fiscal 2013 growth in organic ASV of $49 million, or 5.9%, excludes the impact from foreign currency, primarily due to the strengthening of the U.S. dollar versus the Japanese Yen. The rise in ASV in 2013 was driven by continued growth of PA, the addition of 108 net new clients and 1,425 new users, the expansion of our Market Metrics business, a rise in proprietary content sales and increased usage of our wealth management workflow solutions.

We believe that our ASV growth of 7.3% in fiscal 2014 and 5.9% in fiscal 2013 highlight the stability and strength of our subscription business model. We continue to focus on expanding the business by providing superior analytical applications, premier global content and unparalleled client service.

Operating Expenses

(in thousands) Years Ended August 31,	2014	2013		2012
Cost of services	$353,686	$306,379		$275,537
Selling, general and administrative (“SG&A”)	264,430	282,314	*	257,266
Total operating expenses	$618,116	$588,693		$532,803
Operating income	$302,219	$269,419		$272,990
Operating Margin	32.8%	31.4%		33.9%

* SG&A expenses in fiscal 2013 include an incremental $16.4 million from the vesting of performance-based stock options granted in connection with the acquisition of Market Metrics and StreetAccount.

Cost of Services

Fiscal 2014 compared to Fiscal 2013

Cost of services increased 15.4% to $353.7 million as compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 38.4% in fiscal 2014, an increase of 270 basis points from a year ago. The increase was driven by higher employee compensation, additional third party data costs and incremental costs from the Revere and Matrix acquisitions, partially offset by lower computer-related expenses, including depreciation.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 300 basis points during fiscal 2014. Excluding compensation attributable to the acquired Revere and Matrix workforces, the increase in employee compensation was 250 basis points and due to increased employee headcount and providing annual employee base salary increases. Since September 1, 2013, we have hired 202 net new software engineers and 70 net new consultants who are dedicated to the development, enhancement and support of our products. Third party data costs when expressed as a percentage of revenues increased 10 basis points during fiscal 2014. Many of our data contracts are driven by our user and client count, so as we continue to grow in these metrics, so do our data-related costs. User count rose by 7% while clients grew 10% year over year, thus driving up our third party data costs. Expenses associated with the operations of Revere and Matrix increased cost of services, when expressed as a percentage of revenues, by 80 basis points during fiscal 2014 due to compensation paid to the acquired workforce, stock-based compensation from equity based awards granted, incremental third party data costs and amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during fiscal 2014 was a reduction in computer-related expenses. Computer-related expenses, including computer depreciation and maintenance costs, decreased 30 basis points in fiscal 2014 as compared to a year ago due to the continued use of fully depreciated equipment and our transition to more efficient and cost-effective servers in our data centers.

Fiscal 2013 compared to Fiscal 2012

Cost of services increased 11.2% to $306.4 million in fiscal 2013 compared to $275.5 million in fiscal 2012. Cost of services, expressed as a percentage of revenues, was 35.7% in 2013, which was 150 basis points higher than fiscal 2012 due to higher employee compensation expense associated with new hires in consulting, engineering and content, additional StreetAccount expenses and increased stock-based compensation partially offset by lower third party data costs.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 190 basis points during fiscal 2013 as compared to 2012 due to new hires in software engineering and consulting, increased headcount in our proprietary content collection operations located in India and the Philippines and salary increases year over year.

Excluding $6.9 million of compensation attributable to the StreetAccount workforce, the increase in employee compensation was 110 basis points over fiscal 2012. During 2013, we increased headcount at our collection facilities in India and the Philippines by 408, added approximately 98 net new engineering and product development employees and 49 net new consultants. StreetAccount expenses increased cost of services by approximately 100 basis points in fiscal 2013 due to compensation paid to the acquired workforce, stock-based compensation expense from equity based awards granted to the new employees and the amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during fiscal 2013 were lower levels of third party data costs. Data costs, expressed as a percentage of revenues, decreased 20 basis points in fiscal 2013 as compared to fiscal 2012 due to a slower growth rate in users, a reduction in CallStreet third party collection fees, lower variable fees payable to data vendors based on deployment of their content over the FactSet platform partially offset by incremental Market Metrics data collection costs.

Selling, General and Administrative (SG&A)

Fiscal 2014 compared to Fiscal 2013

SG&A expenses decreased 6.3% to $264.4 million during fiscal 2014 as compared to $282.3 million in 2013. Expressed as a percentage of revenues, SG&A expenses decreased 420 basis points to 28.7% for fiscal 2014 due to lower employee compensation, including stock-based compensation partially offset by higher employee travel and entertainment (“T&E”) expenses.

Employee compensation when expressed as a percentage of revenues decreased 440 basis points from fiscal 2013 due to a higher percentage of our employee base working in a cost of services capacity versus SG&A and a prior year stock-based compensation charge of $16.4 million from the vesting of Market Metrics and StreetAccount performance-based options. Of our total employee headcount increase in fiscal 2014, 79% was within our software engineering, content collection and product development teams, which are all included within cost of services. As such, SG&A employee compensation declined compared to the growth in cost of services.

Partially offsetting the overall decrease in SG&A expenses was higher T&E expense, which rose by 20 basis points when expressed as a percentage of revenues. The primary drivers for this increase were more client visits by our salesforce, higher plane and hotel prices and increased interoffice travel due to our expanding worldwide presence.

Fiscal 2013 compared to Fiscal 2012

SG&A expenses increased 9.7% in fiscal 2013 as compared to 2012. Expressed as a percentage of revenues, SG&A expenses increased 100 basis points to 32.9% in 2013 due to incremental stock-based compensation from the vesting of the Market Metrics and StreetAccount performance-based stock options partially offset by a decline in variable employee compensation. Due to the vesting of performance-based stock options granted in connection with the acquisition of the Market Metrics and StreetAccount businesses, an incremental $16.4 million in stock-based compensation expense was recognized in SG&A during fiscal 2013. The incremental $16.4 million of stock-based compensation increased SG&A expenses, expressed as a percentage of revenues, from 31.0% to 32.9%.

Operating Income and Operating Margin

Fiscal 2014 compared to Fiscal 2013

Operating income increased 12.2% to $302.2 million in fiscal 2014 compared to the prior year. Our operating margin for fiscal 2014 was 32.8%, up from 31.4% a year ago. The fiscal 2013 Market Metrics and StreetAccount performance-based stock option charge of $18.3 million ($1.9 million within cost of services and $16.4 million in SG&A) reduced our fiscal 2013 operating margin by 210 basis points. It is our philosophy to expand profitability over the long-term by reinvesting in the company to grow the top-line as opposed to expanding our operating margin. Our industry is highly competitive, so we must continue to invest in our services in order to maintain our position as a premium provider of financial data and analytics. The fiscal 2014 operating margin was 70 basis points lower than the prior year adjusted operating margin of 33.5% (as calculated by adding back the $18.3 million stock-based compensation charge) due to acquisitions of Revere and Matrix in fiscal 2014 which lowered our 2014 operating margin by 80 basis points, higher T&E and data costs, and incremental employee compensation within cost of services. These reductions were partially offset by a 7.3% increase in revenues, a reduction in computer-related expenses and lower SG&A employee compensation.

Fiscal 2013 compared to Fiscal 2012

Operating income declined 1.3% during fiscal 2013 as compared to 2012 due to higher performance-based stock option expense, salary increases year over year, and additional hiring within the sales, engineering and content collection teams partially offset by lower third party data costs from a slower growing user base and reduced CallStreet third party collection fees. Employee head count grew 9% during fiscal 2013 to a total of 6,258 employees at August 31, 2013. In addition, the acquisition of StreetAccount in June 2012 negatively impacted fiscal 2013 operating margin by 30 basis points due to higher employee compensation costs and the amortization of acquired intangibles.

Operating Income by Segment

(in thousands) Years Ended August 31,	2014	2013	2012
U.S.	$165,004	$138,706	$149,968
Europe	100,937	100,187	95,417
Asia Pacific	36,278	30,526	27,605
Consolidated	$302,219	$269,419	$272,990

Our operating segments are aligned with how we, including our chief operating decision maker, manage the business and the demographic markets in which we operate. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Fiscal 2014 compared to Fiscal 2013

Operating income from our U.S. business increased 19.0% to $165.0 million during fiscal 2014 compared to $138.7 million a year ago. The increase in operating income is attributable to $37.8 million of incremental revenues, a decrease in computer depreciation and a fiscal 2013 pre-tax charge of $18.3 million related to vesting of performance-based stock options, which did not recur in fiscal 2014. Of the total pre-tax stock-based compensation charge of $18.3 million, $18.1 million was recorded within the U.S. segment as it related to primarily U.S.-based businesses. Operating income growth was partially offset by increases in employee compensation within cost of services, a rise in T&E expenses, incremental legal fees, and additional expenses from the Revere acquisition. U.S. revenue growth was driven by an increase in the number of clients and users of FactSet, the continued use of our advanced applications such as PA and growth in sales of wealth management. Excluding the acquired Revere workforce, U.S. employee headcount increased 6.8% over the prior year leading to higher employee compensation costs during fiscal 2014. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. Additional expenses from the acquisition of Revere lowered U.S. operating income by $1.0 million for fiscal 2014.

European operating income advanced 70 basis points during fiscal 2014 to $100.9 million due to revenue growth of 8.9% partially offset by increases in employee compensation and the impact of the Matrix acquisition. Additional expenses from the acquisition of Matrix lowered European operating income by $2.1 million.

Asia Pacific operating income increased 18.8% to $36.3 million compared to $30.5 million a year ago. The increase in Asia Pacific operating income is from incremental revenues of $5.9 million partially offset by higher employee compensation. The Asia Pacific revenues growth of 9.4% during fiscal 2014 was primarily due to our ability to sell our global content, expansion into new markets within Asia, selling additional services to existing clients, and new client and user growth.

Fiscal 2013 compared to Fiscal 2012

Operating income from our U.S. business decreased 7.5% during fiscal 2013 compared to 2012. The decline in operating income in fiscal 2013 was primarily due to the pre-tax charge of $18.3 million related to the vesting of performance-based stock options, higher employee compensation within cost of services and an increase in costs from the June 2012 acquisition of StreetAccount, partially offset by a 6.6% increase in U.S. revenues, lower third party data costs and a decline in intangible asset amortization expense. The U.S. revenue growth was driven by the continued use of our advanced applications such as PA, growth in the Market Metrics suite of products, incremental revenues from StreetAccount, sales of our wealth management solution and growth in the number of clients of FactSet.

European operating income increased 5.0% to $100.2 million during fiscal 2013 compared to 2012. The increase in European operating income was due to an $11.4 million increase in revenues, lower employee variable compensation expense, a reduction in T&E spending and lower amortization expense as previously acquired intangible assets became fully amortized. European revenues advanced 5.8% in fiscal 2013 to $208.8 million due to the broader selection of global proprietary content and increases in user and client counts and clients licensing advanced applications.

Asia Pacific operating income increased 10.6% to $30.5 million during fiscal 2013 compared to 2012. The increase in Asia Pacific operating income was from $4.5 million of incremental revenues and lower operating expenses due to the impact of foreign currency. Asia Pacific revenue growth year of 7.8% was due to growth in the global content offering, the expansion of our real-time news and quotes, and new client and user growth.

Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) Years Ended August 31,	2014	2013		2012
Provision for income taxes	$91,921	$72,273	*	$85,896
Net income	$211,543	$198,637		$188,809
Diluted earnings per common share	$4.92	$4.45		$4.12
Effective Tax Rate	30.3%	26.7	%*	31.3%

* Included in the fiscal 2013 provision for income taxes were income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and the finalization of the fiscal 2012 tax return.

Income Taxes

Fiscal 2014 compared to Fiscal 2013

The fiscal 2014 provision for income taxes was $91.9 million, up $19.6 million or 27.2% from $72.3 million a year ago. This increase was due to a 12.0% increase in pre-tax income and the expiration of the U.S. Federal R&D tax credit on December 31, 2013, which limited our ability to realize income tax benefits from the R&D credit to only four out of twelve months during fiscal 2014. If the U.S. Federal R&D tax credit had been re-enacted by August 31, 2014, the fiscal 2014 annual effective tax rate would have been 28.7%. For comparative purposes, excluding the $7.2 million of income tax benefits in 2013, the annual effective tax rate for fiscal 2013 would have been 29.3%. The adjusted annual effective tax rate for fiscal 2014 of 28.7%, including a hypothetical full year of R&D benefits, is 60 basis points lower than the adjusted rate for 2013 due to incremental foreign income taxed at rates lower than the U.S., which lowered the rate by 40 basis points.

Fiscal 2013 compared to Fiscal 2012

In fiscal 2013, our provision for income taxes was $72.3 million, down 15.9% from 2012 due to income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and the finalization of the fiscal 2012 tax return. Our effective tax rate is based on current enacted tax laws and as such, prior to the second quarter of fiscal 2013, it did not reflect the R&D tax credit in any months of 2012 as the R&D credit expired on December 31, 2011. The reenactment of the R&D tax credit was retroactive to January 1, 2012 and resulted in an actual effective tax rate of 26.7% for the full fiscal 2013 year.

Net Income and Diluted Earnings per Share

Fiscal 2014 compared to Fiscal 2013

Net income increased 6.5% to $211.5 million and diluted earnings per share increased 10.6% to $4.92 during fiscal 2014 as compared to fiscal 2013. Drivers for the increase include incremental revenues of $62.2 million or 7.3%, lower stock-based compensation as a result of the $12.9 million in after-tax charge recorded in fiscal 2013 and a 3.7% decrease in diluted shares outstanding from share repurchases in the last 12 months. The increases in net income and diluted earnings per share in fiscal 2014 were partially offset by a higher annual effective tax rate from the expiration of the U.S. Federal R&D tax credit, incremental employee compensation within cost of services due to the hiring of 202 net new software engineers and 70 net new consultants, a rise in third party data costs from additional users and clients added during the last 12 months and higher employee T&E.

Fiscal 2013 compared to Fiscal 2012

Net income rose 5.2% to $198.6 million and diluted earnings per share increased 8.0% to $4.45 during fiscal 2013 compared to 2012. Included in fiscal 2013 were income tax benefits of $0.16 per diluted share from the reenactment of the U.S. Federal R&D tax credit and the finalization of the fiscal 2012 tax return partially offset by the after-tax charge of $12.9 million or $0.29 per diluted share related to the vesting of performance-based stock options. Drivers of net income and diluted earnings per share growth in fiscal 2013 over fiscal 2012 were higher levels of revenue, lower third party data costs, a decline in the amortization of intangible assets and a reduction in the diluted weighted average shares outstanding partially offset by higher compensation costs.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Years Ended August 31,	2014	2013	2012
Net cash provided by operating activities	$265,023	$269,809	$231,965
Capital expenditures (1)	(17,743)	(18,517)	(22,520)
Free cash flow (2)	$247,280	$251,292	$209,445
Net cash used in investing activities	$(70,708)	$(20,412)	$(58,849)
Net cash used in financing activities	$(276,729)	$(238,408)	$(158,718)
Cash and cash equivalents at end of year (August 31)	$116,378	$196,627	$189,044

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Fiscal 2014 compared to Fiscal 2013

Cash and cash equivalents aggregated to $116.4 million or 18% of our total assets at August 31, 2014, compared with $196.6 million or 28% of our total assets August 31, 2013. All of our operating and capital expense requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $80.2 million during fiscal 2014 due to $46.9 million in cash used to acquire Revere and Matrix, $279.8 million in share repurchases, dividend payments of $61.0 million, capital expenditures of $17.7 million, and purchases of investments, net of proceeds, of $6.1 million. These cash outflows are partially offset by cash provided by operations of $265.0 million, $52.2 million in proceeds from the exercise of employee stock options, $12.0 million in tax benefits from share-based payment arrangements and $2.2 million from the effects of foreign currency.

Free cash flow for fiscal 2014 was $247.3 million, exceeding net income by 17%. Free cash flow generated during fiscal 2014 was attributable to $211.5 million of net income, $9.2 million of positive working capital changes and $44.3 million in non-cash expenses less $17.7 million in capital expenditures. Working capital improvements were derived from lower income tax payments partially offset by a rise in accounts receivable compared to the prior year. Employee stock option exercises, which reduced our tax payments, improved current year working capital. However, our days sales outstanding (“DSO”) as of August 31, 2014 rose to 34 days, up from a record low of 30 days a year ago primarily due to timing of large client payments in the prior year period.

Net cash used in investing activities of $70.7 million, an increase of $50.3 million over fiscal 2013, is due to the acquisitions of Revere and Matrix for $46.9 million and a $4.8 million increase in cash utilized to purchase additional short-term certificates of deposit.

Net cash used in financing activities was $276.7 million during fiscal 2014. Of this total, $275.4 million related to the repurchase of 2.5 million shares under the existing share repurchase program and $61.0 million was for the payment of quarterly dividends. Partially offsetting the use of cash were proceeds received from employee stock plans totaling $52.2 million and related tax benefits of $12.0 million. Net cash used in financing activities was $38.3 million higher in the current year because of an $85.7 million reduction in proceeds from employee stock option exercises and an incremental $5.0 million in dividend repayments due to the 11% increase in our regular quarterly dividend. These increases were partially offset by a decrease in share repurchases of $52.3 million. Proceeds from employee stock exercises and its related income tax benefits were lower in the current year because the number of employee stock options exercised decreased by 1.5 million shares.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months. As of August 31, 2014, our total cash and cash equivalents worldwide was $116.4 million with no outstanding borrowings. Approximately $11.9 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $79.2 million in Europe (predominantly within the UK and France) and the remaining $25.3 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Fiscal 2013 compared to Fiscal 2012

Our cash and cash equivalents increased $7.6 million during fiscal 2013 due to cash provided by operations of $269.8 million, $124.5 million from the exercise of employee stock options and $25.2 million of tax benefits from share-based payment arrangements partially offset by $332.2 million in stock repurchases, dividend payments of $56.0 million, capital expenditures of $18.5 million, $1.2 million in purchases of investments (time deposits) and $3.4 million from the effect of exchange rate changes on foreign cash balances.

Free cash flow generated in fiscal 2013 was $251.3 million, up 20% over fiscal 2012 and exceeded net income by 27%. Free cash flow generated during fiscal 2013 was attributable to $198.6 million in net income, $17.5 million of positive working capital changes and $53.7 million in non-cash expenses less $18.5 in capital expenditures. Working capital improvements of $17.5 million were derived from stronger accounts receivable collections as DSO improved from 32 to 30 days, a reduction in tax payments due to stock option exercises and increased accounts payable and accrued expenses.

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

Net cash used in financing activities was $238.4 million in fiscal 2013 due to $332.2 million in share repurchases and $56.0 million in dividend payments partially offset by $149.8 million in proceeds from employee stock plans and related tax benefits. Net cash used in financing activities was $79.7 million higher in fiscal 2013 as compared to fiscal 2012 due to an increase in share repurchases of $178.5 million and $6.0 million more in dividends paid during fiscal 2013 partially offset by an incremental $104.9 million in proceeds from employee stock plans and incremental tax benefits from share-based payment arrangements. In fiscal 2013, we repurchased 3.4 million shares under the existing share repurchase program for $327.3 million, while in fiscal 2012 we repurchased 1.6 million shares for $152.7 million. Dividend payments increased by $6.0 million in fiscal 2013 due to a 13% increase in the regular quarterly dividend beginning with the Company’s dividend payment in June 2013. Proceeds from employee stock exercises and related income tax benefits increased by $104.9 million in fiscal 2013 because the number of stock options exercised increased by 1.6 million.

Capital Resources

Capital Expenditures

Capital expenditures were $17.7 million during fiscal 2014, down from $18.5 million a year ago. Approximately $13.8 million or 78% of capital expenditures during fiscal 2014 related to the purchase of computer equipment  including more servers for our existing data centers, purchasing laptop computers and peripherals for employees, upgrading existing computer systems in our data collection centers in India and the Philippines and improving telecommunication equipment. The remaining 22% of capital expenditures was used primarily to build out our new San Francisco office during fiscal 2014.

Capital expenditures were $18.5 million during fiscal 2013, down from $22.5 million in fiscal 2012. Approximately $12.2 million or 66% of capital expenditures during 2013 was for computer equipment and the remaining 34% was for additional furniture for existing space in Boston and Norwalk, the relocation and fit-out of our new Hong Kong office during October 2012 and office expansions, including new space in the Philippines and the build out of our new office in San Francisco.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $1.8 million of standby letters of credit have been issued in connection with our current leased office space as of August 31, 2014. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2014 and 2013, we maintained a zero debt balance and were in compliance with all covenants contained in the standby letters of credit.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $28 million while our non-U.S. dollar denominated expenses are $196 million, which translates into a net foreign currency exposure of $168 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 69% of our employees are located as of August 31, 2014. During fiscal 2014, foreign currency movements decreased operating income by $1.7 million as compared to a $0.6 million increase to operating income during fiscal 2013.

As of August 31, 2014, we maintained foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016, and approximately 50% of our Philippines Peso exposure through the second quarter of fiscal 2015. As of August 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion and $0.7 million, respectively. As of August 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php288.6 million and $0.1 million, respectively. There were no other outstanding foreign exchange forward contracts at August 31, 2014. A loss on derivatives of $0.3 million was recorded into operating income during fiscal 2014, compared to a loss of $1.0 million during both fiscal 2013 and 2012.

Off-Balance Sheet Arrangements

At August 31, 2014 and 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

During fiscal 2014, we repurchased 2.5 million shares for $275.4 million under the existing share repurchase program as compared to 3.4 million shares for $327.3 million during fiscal 2013. On December 16, 2013, our Board of Directors approved a $300 million expansion of the existing share repurchase program. Including the expansion, $87.0 million remains authorized for future share repurchases at August 31, 2014. Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

The following table summarizes our significant contractual obligations as of August 31, 2014 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
	2015	2016-2017	2018-2019	2020 and thereafter	Total
Operating lease obligations(1)	$26,717	$44,389	$43,326	$91,757	$206,189
Purchase commitments(2)	52,189	1,144	0	0	53,333
Total contractual obligations by period(3)	$78,906	$45,533	$43,326	$91,757	$259,522

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

(3)

Non-current income taxes payable of $5.5 million and non-current deferred tax liabilities of $2.9 million have been excluded in the table above due to uncertainty regarding the timing of future payments.

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

Dividends

On May 5, 2014, our Board of Directors approved an 11% increase in our regular quarterly dividend, beginning with the dividend payment in June 2014 of $0.39 per share, or $1.56 per share per annum. This is the ninth consecutive year that our annual dividend has been increased by more than 10%, resulting in a five year annual dividend growth rate of 14%. With our dividends and share repurchases, in the aggregate, we have returned $341 million to shareholders over the past 12 months.

During fiscal years 2014 and 2013, our Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012

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

Critical Accounting Estimates

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our consolidated financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Accrued Compensation

We make significant estimates in determining our accrued compensation. Approximately 15% of our total employee compensation is variable and discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2014 was $37.3 million compared $35.2 million as of August 31, 2013.

Business Combinations

We record acquisitions using the purchase method of accounting. All of the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates are based on historical experience, information obtained from the management of the acquired companies and when appropriate, includes assistance from independent third party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities deductions. Our annual effective tax rate was 30.3%, 26.7% and 31.3% in fiscal 2014, 2013, and 2012, respectively.

We recognize the benefit of an income tax position only if it is more likely than not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We will classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Additionally, we accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements.

As of August 31, 2014, we have gross unrecognized tax benefits totaling $5.5 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. If recognized, the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the Consolidated Statement of Income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. For this reason, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our provision for income taxes is subject to volatility and could be adversely impacted by numerous factors such as changes in tax laws, regulations, or accounting principles, including accounting for uncertain tax positions or interpretations of them. Significant judgment is required to determine recognition and measurement. Further, as a result of certain ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely affect our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

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

November 2011 Annual Employee Performance-based Option Grant Review

In November 2011, we granted 665,551 performance-based employee stock options. None of these performance-based stock options vested because we did not achieve certain performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2013. These performance-based options were recorded as forfeitures in the fourth quarter of fiscal 2013.

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, we granted 1,011,510 performance-based employee stock options. The number of performance-based options that vest is based on us achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. Based upon the actual organic ASV and diluted EPS growth in the past two years, 20% or 185,014 (net of options previously forfeited) became eligible for vesting as of August 31, 2014, which results in unamortized stock-based compensation expense of $2.1 million to be recognized over the remaining vesting period of 3.1 years. The remaining 80% of performance-based options previously outstanding were recorded as forfeitures in the fourth quarter of fiscal 2014.

July 2012 Performance-based Option Grant Review

In July 2012, we granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the first growth target was achieved, thus 20% or 48,314 options vested as of August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of StreetAccount users. In addition, due to the accelerated 2014 growth and forecasted future usage growth, we estimated that the third 20% tranche will vest by August 31, 2017. This reflected a higher performance level than previously estimated and accordingly increased the number of options that will vest to a total of 60%. We were required to record a pre-tax stock-based compensation charge of $1.4 million in the third quarter of fiscal 2014. The change in estimate also resulted in unamortized stock-based compensation expense of $0.9 million to be recognized over the remaining vesting period of 3.0 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Tranche	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Third 20%	$(671)	$929
Fourth 20%	$832	$1,697
Fifth 20%	$1,927	$2,202

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2014.

Matrix and Revere Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere during fiscal 2014, FactSet granted 165,949 and 36,695 performance-based stock options, respectively. The options granted to key employees of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of August 31, 2014, FactSet did not believe these targets are probable of being achieved, and as such, no stock-based compensation expense has been record or is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, FactSet currently estimates that 18,553 options will vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This results in unamortized stock-based compensation expense of $0.5 million to be recognized over the remaining vesting period of 4years.

Revere Restricted Stock Units

In connection with the acquisitions of Revere, FactSet granted 7,744 performance-based restricted stock units. Of the 7,744 performance-based restricted stock units granted, 3,872 are estimated to vest based upon our belief that certain ASV and operating margin targets will be achieved during the measurement period ending August 31, 2017. As of August 31, 2014, unamortized stock-based compensation of $0.3 million will be amortized to compensation expense over the remaining vesting period of 4.0 years. The remaining 3,872 performance-based restricted stock units are expected to be forfeited.

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2014, was $57.6 million.

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

Intangible Assets

Intangible assets consist of certain acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. The remaining useful lives of intangible assets subject to amortization are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. There were no adjustments to the useful lives of intangible assets subject to amortization during any of the periods presented. These intangible assets have no assigned residual values as of August 31, 2014 and 2013. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the periods presented. The carrying value of intangible assets as of August 31, 2014 and 2013 was $41.9 million and $36.2 million, respectively. Our ongoing consideration of the recoverability could result in impairment charges in the future, which could adversely affect our results of operations.

Valuation of Goodwill

In September 2011, the FASB issued an accounting standard update intended to simplify how an entity tests goodwill for impairment. The guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update became effective for us beginning in the first quarter of fiscal 2013, and its adoption has not had an impact on our consolidated financial statements because we have not elected to first assess qualitative factors, but have performed the quantitative analysis instead.

We evaluate goodwill at the reporting unit level for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill may not be recoverable. We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. We determined that there were three reporting units during fiscal years 2014, 2013 and 2012, which are consistent with our operating segments because there is no discrete financial information available for the subsidiaries within each operating segment. Our reporting units evaluated for potential impairment during fiscal years 2014, 2013 and 2012 were U.S., Europe and Asia Pacific, which reflects the level of internal reporting we use to manage our business and operations. We performed our annual goodwill impairment test during the fourth quarter of fiscal years 2014, 2013 and 2012 and given the significant headroom of fair value in excess of carrying value, we determined that there were no reporting units that were deemed at risk and there had been no impairment. The carrying value of goodwill as of August 31, 2014 and 2013 was $285.6 million and $244.6 million, respectively.

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

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices continue to experience volatility. Approximately 82.6% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 17.4% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

We service M&A departments, capital markets and equity research. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a larger percentage of the overall revenues of our clients. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks including those involved in recent merger activity significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

Business Outlook

The following forward-looking statements reflect our expectations as of September 16, 2014. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2015 Expectations

-	Revenues are expected to range between $240 million and $243 million.
-	Operating margin is expected to range between 32.8% and 33.8%.
-	The annual effective tax rate is expected to range between 31.0% and 32.0% and assumes the U.S. Federal R&D tax credit will not be re-enacted by the end of the first quarter of fiscal 2015.
-	Diluted EPS should range between $1.31 and $1.33 and assumes the U.S. Federal R&D tax credit will not be re-enacted thus reducing each of the range by $0.02.
-

If the U.S. Federal R&D tax credit is re-enacted on or before November 30, 2014, the first quarter's diluted EPS range will be between $1.36 and $1.38. We would also recognize a benefit of $0.13 per share if the credit can be retroactively applied to previous periods.

Dividend Payment

On August 14, 2014, we declared a regular quarterly dividend of $0.39 per share. The cash dividend of $16.2 million was paid on September 16, 2014, to common stockholders of record on August 29, 2014 using our existing cash generated by operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $28 million while our non-U.S. dollar denominated expenses are $196 million, which translates into a net foreign currency exposure of $168 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of August 31, 2014, we maintained foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016, and approximately 50% of our Philippines Peso exposure through the second quarter of fiscal 2015. We are required to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet. At August 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion and $0.7 million, respectively. At August 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php288.6 million and $0.1 million, respectively. A loss on derivatives of $0.3 million was recorded into operating income during fiscal 2014, as compared to a loss of $1.0 million during each of fiscal 2013 and 2012. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2014. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $4.6 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of August 31, 2014, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2014, would result in a decrease in operating income by $18.9 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2014 would increase the fair value of total assets by $28.0 million and equity by $25.3 million.

Interest Rate Risk

The fair market value of our cash and investments at August 31, 2014 was $136.4 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Management’s Statement of Responsibility for Financial Statements	41
Management’s Report on Internal Control over Financial Reporting	41
Reports of Independent Registered Public Accounting Firms	42-44
Consolidated Statements of Income for the years ended August 31, 2014, 2013 and 2012	45
Consolidated Statements of Comprehensive Income for the years ended August 31, 2014, 2013 and 2012	46
Consolidated Balance Sheets at August 31, 2014 and 2013	47
Consolidated Statements of Cash Flows for the years ended August 31, 2014, 2013 and 2012	48
Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2014, 2013 and 2012	49
Notes to the Consolidated Financial Statements	50

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	80

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

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting as of August 31, 2014 and issued a report (see below).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of August 31, 2014. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on the Company’s internal control over financial reporting as of August 31, 2014, which is included in their report on page 43.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PHILIP A. HADLEY	/s/ MAURIZIO NICOLELLI
Philip A. Hadley	Maurizio Nicolelli
Chairman of the Board of Directors and Chief Executive Officer	Senior Vice President and Chief Financial Officer
October 30, 2014	October 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited the accompanying consolidated balance sheet of FactSet Research Systems Inc. as of August 31, 2014 and the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flows for the year ended August 31, 2014. Our audit also included the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FactSet Research Systems Inc. at August 31, 2014, and the consolidated results of its operations and its cash flows for the year ended August 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FactSet Research Systems Inc.’s internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 30, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Stamford, Connecticut

October 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited FactSet Research Systems Inc.’s (the “Company”) internal control over financial reporting as of August 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of August 31, 2014, and the related consolidated statement of income, comprehensive income, stockholders’ equity and cash flows for the year ended August 31, 2014 of the Company and our report dated October 30, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Ernst & Young LLP

Stamford, Connecticut

October 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the consolidated balance sheet as of August 31, 2013, and the related consolidated statements of income and comprehensive income, of stockholders’ equity and of cash flows for each of two years in the period ended August 31, 2013, present fairly, in all material respects, the financial position of FactSet Research Systems Inc. and its subsidiaries (the “Company”) at August 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended August 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Stamford, Connecticut

October 30, 2013

Consolidated Statements of Income

(In thousands, except per share data)

Years Ended August 31,	2014	2013	2012
Revenues	$920,335	$858,112	$805,793

Operating expenses
Cost of services	353,686	306,379	275,537
Selling, general and administrative	264,430	282,314	257,266
Total operating expenses	618,116	588,693	532,803

Operating income	302,219	269,419	272,990
Other income	1,245	1,491	1,715

Income before income taxes	303,464	270,910	274,705
Provision for income taxes	91,921	72,273	85,896

Net income	$211,543	$198,637	$188,809

Basic earnings per common share	$4.98	$4.53	$4.22
Diluted earnings per common share	$4.92	$4.45	$4.12

Weighted average common shares (Basic)	42,436	43,890	44,784
Weighted average common shares (Diluted)	42,970	44,624	45,810

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Years Ended August 31,	2014	2013	2012
Net income	$211,543	$198,637	$188,809

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	5,357	(3,296)	(2,141)
Foreign currency translation adjustments	7,895	(5,151)	(14,925)
Other comprehensive income (loss)	13,252	(8,447)	(17,066)
Comprehensive Income	$224,795	$190,190	$171,743

* The unrealized gain (loss) on cash flow hedges disclosed above was net of tax (expense) benefit of ($3,193), $1,965, and $1,283 for the fiscal years ended August 31, 2014, 2013 and 2012, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)

At August 31,	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$116,378	$196,627
Investments	20,008	12,725
Accounts receivable, net of reserves of $1,662 and $1,644 at August 31, 2014 and 2013, respectively	90,354	73,290
Prepaid taxes	6,532	16,937
Deferred taxes	1,841	2,803
Prepaid expenses and other current assets	14,662	15,652
Total current assets	249,775	318,034

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	201,713	192,338
Less accumulated depreciation and amortization	(144,072)	(126,967)
Property, equipment and leasehold improvements, net	57,641	65,371
Goodwill	285,608	244,573
Intangible assets, net	41,855	36,223
Deferred taxes	22,377	22,023
Other assets	5,956	3,973
TOTAL ASSETS	$663,212	$690,197

CURRENT LIABILITIES
Accounts payable and accrued expenses	$26,971	$29,864
Accrued compensation	42,481	40,137
Deferred fees	36,504	29,319
Taxes payable	5,036	3,769
Dividends payable	16,299	15,164
Total current liabilities	127,291	118,253

NON-CURRENT LIABILITIES
Deferred taxes	2,921	2,396
Taxes payable	5,501	5,435
Deferred rent and other non-current liabilities	16,417	22,334
TOTAL LIABILITIES	$152,130	$148,418

Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 49,110,218 and 48,110,740 shares issued; 41,792,802 and 43,324,410 shares outstanding at August 31, 2014 and 2013, respectively	491	481
Additional paid-in capital	413,754	326,869
Treasury stock, at cost: 7,317,416 and 4,786,330 shares at August 31, 2014 and 2013, respectively	(734,746)	(454,917)
Retained earnings	849,504	700,519
Accumulated other comprehensive loss	(17,921)	(31,173)
TOTAL STOCKHOLDERS’ EQUITY	511,082	541,779
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$663,212	$690,197

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Years Ended August 31,	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$211,543	$198,637	$188,809
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	34,435	35,779	33,779
Stock-based compensation expense	22,891	39,951	21,982
Deferred income taxes	(1,028)	3,175	(3,760)
Gain on sale of assets	(62)	(26)	0
Tax benefits from share-based payment arrangements	(11,955)	(25,225)	(11,159)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(13,299)	859	2,083
Accounts payable and accrued expenses	(2,903)	3,355	9
Accrued compensation	1,953	(776)	519
Deferred fees	3,594	(1,107)	(2,573)
Taxes payable, net of prepaid taxes	23,309	13,498	4,209
Prepaid expenses and other assets	(1,535)	2,105	(445)
Deferred rent and other non-current liabilities	(1,672)	(2,846)	(905)
Other working capital accounts, net	(248)	2,430	(583)

Net cash provided by operating activities	265,023	269,809	231,965

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(46,873)	(705)	(21,329)
Purchases of investments	(20,415)	(15,613)	(15,000)
Proceeds from maturities of investments	14,323	14,423	0
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(17,743)	(18,517)	(22,520)

Net cash used in investing activities	(70,708)	(20,412)	(58,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(61,007)	(56,002)	(49,983)
Repurchase of common stock	(279,829)	(332,168)	(153,641)
Proceeds from employee stock plans	52,152	124,537	33,747
Tax benefits from share-based payment arrangements	11,955	25,225	11,159

Net cash used in financing activities	(276,729)	(238,408)	(158,718)

Effect of exchange rate changes on cash and cash equivalents	2,165	(3,406)	(7,039)

Net (decrease) increase in cash and cash equivalents	(80,249)	7,583	7,359
Cash and cash equivalents at beginning of year	196,627	189,044	181,685

Cash and cash equivalents at end of year	$116,378	$196,627	$189,044

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$67,152	$53,153	$73,219

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$16,299	$15,164	$13,727
Stock issued for acquisition of business	$0	$0	$3,974

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

Years Ended August 31,	2014	2013	2012
COMMON STOCK
Balance, beginning of year	$481	$456	$614
Common stock issued for employee stock plans	10	25	9
Retirement of treasury stock	0	0	(167)
Balance, end of year	$491	$481	$456

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$326,869	$137,569	$432,538
Common stock issued for employee stock plans	52,039	124,124	33,383
Stock-based compensation expense	22,891	39,951	21,982
Tax benefits from share-based payment arrangements	11,955	25,225	11,159
Stock issued for acquisition of business	0	0	(11)
Retirement of treasury stock	0	0	(361,482)
Balance, end of year	$413,754	$326,869	$137,569

TREASURY STOCK
Balance, beginning of year	$(454,917)	$(122,749)	$(824,382)
Repurchase of common stock, including stock swaps	(275,415)	(327,454)	(152,933)
Stock issued for acquisition of business	0	0	3,985
Purchase of common stock upon restricted stock vesting	(4,414)	(4,714)	(354)
Retirement of treasury stock	0	0	850,935
Balance, end of year	$(734,746)	$(454,917)	$(122,749)

RETAINED EARNINGS
Balance, beginning of year	$700,519	$559,714	$912,078
Net income	211,543	198,637	188,809
Dividends	(62,558)	(57,832)	(51,887)
Retirement of treasury stock	0	0	(489,286)
Balance, end of year	$849,504	$700,519	$559,714

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(31,173)	$(22,726)	$(5,660)
Foreign currency translation adjustments	7,895	(5,151)	(14,925)
Net unrealized gain (loss) on cash flow hedges, net of tax	5,357	(3,296)	(2,141)
Balance, end of year	$(17,921)	$(31,173)	$(22,726)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$541,779	$552,264	$515,188
Net income	211,543	198,637	188,809
Common stock issued for employee stock plans	52,039	124,149	33,392
Purchase of common stock upon restricted stock vesting	(4,414)	(4,714)	(354)
Stock-based compensation expense	22,891	39,951	21,982
Tax benefits from share-based payment arrangements	11,955	25,225	11,159
Repurchase of common stock, including stock swaps	(275,415)	(327,454)	(152,933)
Foreign currency translation adjustments	7,895	(5,151)	(14,925)
Stock issued for acquisition of business	0	0	3,974
Net unrealized gain (loss) on cash flow hedges, net of tax	5,357	(3,296)	(2,141)
Dividends	(62,558)	(57,832)	(51,887)
Balance, end of year	$511,082	$541,779	$552,264

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

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements. The Company has evaluated subsequent events through the date that the financial statements were issued.

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include accrued compensation, allocation of purchase price to acquired assets and liabilities, income taxes, stock-based compensation, valuation of goodwill, and useful lives and valuation of fixed and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Balance Sheets as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Balance Sheets as deferred fees. As of August 31, 2014, the amount of accounts receivable that was unbilled totaled $3.0 million, which was billed in fiscal 2015.

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $1.7 million and $1.6 million was recorded as of August 31, 2014 and 2013, respectively, in the Consolidated Balance Sheets as a reduction to accounts receivable.

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

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) and certificates of deposit are classified as Level 2. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2014 or 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and corporate money market funds with original maturities of three months or less and are reported at fair value. The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Investments

Investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Consolidated Balance Sheets. These certificates of deposit are held for investment and are not debt securities. The Company’s investments are associated with its purchase of certificates of deposits in India with maturities of less than twelve months from the date of purchase. Interest income earned from the certificates of deposit during fiscal 2014 and 2013 were $1.2 million and $1.3 million, respectively. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2014 and 2013.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, Derivative Solutions, AlphaMetrics, Global Filings, DealMaven, Thomson Fundamentals, Market Metrics, StreetAccount, Revere and Matrix businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse, Derivative Solutions, Market Metrics, StreetAccount, Revere and Matrix are income tax-deductible based on the structure of the acquisition. On an ongoing basis, the Company evaluates goodwill at the reporting unit level for indications of potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value. FactSet has determined that there were three reporting units during fiscal years 2014, 2013 and 2012, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2014, 2013 and 2012 and determined that there were no reporting units that were deemed at risk and there had been no impairment.

Intangible Assets

Intangible assets consist of certain acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from the acquisitions of Mergerstat (M&A data), JCF (earnings and other estimates), TrueCourse (takeover defense intelligence), Derivative Solutions (fixed income), AlphaMetrics (research and performance evaluation networking tool), Global Filings (equity and fixed income prospectuses), DealMaven (investment banking workflow tool), Thomson Fundamentals (financial data), Market Metrics (U.S. market research data on advisor-sold investments and insurance products), StreetAccount (financial news), Revere (industry taxonomy and supply chain data) and Matrix (UK mutual fund intelligence) depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. The remaining useful lives of intangible assets subject to amortization are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. These intangible assets have no assigned residual values. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the fiscal years presented.

Internal Use Software

Certain costs related to computer software developed or obtained for internal use are capitalized. FactSet capitalizes only those direct costs incurred during the application development and implementation stages for developing, purchasing or otherwise acquiring software solely to meet the Company’s internal needs. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the underlying software, three years or less. During fiscal 2014, 2013 and 2012, the Company capitalized $0.7 million, $0.7 million and $0.9 million, respectively of internal employee compensation costs associated with the application development and implementation stages for developing software for internal use only. In fiscal 2014, 2013 and 2012, FactSet recorded amortization expense related to capitalized software of $0.8 million, $0.9 million and $0.9 million, respectively.

Product Development

The Company capitalizes software development costs related to software to be sold, leased, or otherwise marketed. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to the public. Once the point of technological feasibility is reached, which is the completion of a working prototype that has been certified as having no critical bugs and is a release candidate or has alternative future uses, development costs are capitalized until the product is ready for general release. Research and product development costs not subject to capitalization are expensed as incurred. As of August 31, 2014 and 2013, there were no software development costs capitalized related to software to be sold, leased, or otherwise marketed.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Approximately 15% of the Company’s employee incentive compensation programs are discretionary. FactSet conducts a final review of Company and departmental individual performance each fiscal year end to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2014 and 2013, was $37.3 million and $35.2 million, respectively.

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

Foreign Currency Translation

Certain wholly owned subsidiaries within the Europe and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippines Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in accumulated other comprehensive loss as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $18.4 million and $26.3 million at August 31, 2014 and 2013, respectively.

Income and Deferred Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. FactSet recognizes the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, FactSet accrues interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements. As of August 31, 2014, the Company had gross unrecognized tax benefits totaling $5.5 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the Consolidated Balance Sheet.

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

Balance Sheet Offsetting

In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the balance sheet or that are subject to enforceable master netting arrangements or similar agreements. In January 2013, the FASB issued a clarifying accounting standard update, which limited the scope of the previous guidance to only derivatives, repurchase type agreements and securities borrowing and lending transactions. This accounting standard update was adopted by FactSet in the first quarter of fiscal 2014.  Other than the additional disclosure, the adoption of this accounting standard update did not have an impact on the Company’s consolidated financial statements.

Indefinite-lived Intangible Assets

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. FactSet adopted this accounting standard update in the first quarter of fiscal 2014 and its adoption did not have an impact on the Company’s consolidated financial statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for FactSet beginning in the first quarter of fiscal 2014 and the additional information has been disclosed in Note 6.

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

Going Concern

In August 2014, the FASB issued an accounting standard update that requires management to evaluate and disclose whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after financial statements are issued. The evaluation and disclosure will be required to be made for both annual and interim reporting periods, if applicable, along with an evaluation as to whether management’s plans alleviate that doubt. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2017.

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

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2014 or 2013.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2014 and 2013 (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2014	Level 1	Level 2	Level 3	Total

Assets
Corporate money market funds (1)	$75,363	$0	$0	$75,363
Certificates of deposit (2)	0	20,008	0	20,008
Derivative Instruments (3)	0	1,406	0	1,406
Total assets measured at fair value	$75,363	$21,414	$0	$96,777

Liabilities
Derivative instruments (3)	$0	$591	$0	$591
Total liabilities measured at fair value	$0	$591	$0	$591

	Fair Value Measurements at Reporting Date Using
August 31, 2013	Level 1	Level 2	Level 3	Total

Assets
Corporate money market funds (1)	$156,693	$0	$0	$156,693
Certificates of deposit (2)	0	12,725	0	12,725
Total assets measured at fair value	$156,693	$12,725	$0	$169,418

Liabilities
Derivative instruments (3)	$0	$7,740	$0	$7,740
Total liabilities measured at fair value	$0	$7,740	$0	$7,740

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

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During fiscal 2014 and fiscal 2013, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during fiscal 2014 or fiscal 2013, and as such, no corresponding gains or losses related to changes in the value of our contracts were reclassified into earnings prior to settlement.

As of August 31, 2014, FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of its Philippines Peso exposure through the second quarter of fiscal 2015. As of August 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion and $0.7 million, respectively. As of August 31, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php288.6 million and $0.1 million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Aug 31, 2014	Aug 31, 2013	Aug 31, 2014	Aug 31, 2013
Indian Rupee	$38,479	$47,388	$700	$(7,693)
Philippine Peso	6,500	11,700	115	(178)
British Pound	0	10,436	0	131
Total	$44,979	$69,524	$815	$(7,740)

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Aug 31, 2014	Aug 31, 2013
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$114	$0
	Other assets	$1,292	0
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$591	$3,085
	Deferred rent and other non-current liabilities	$0	$4,655

All derivatives were designated as hedging instruments as of August 31, 2014 and August 31, 2013, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the each of the three fiscal years ended August 31, 2014 (in thousands):

	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)			Location of Gain (Loss)Reclassified from AOCL into Income (Effective	(Loss) Reclassifiedfrom AOCL into Income(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2014	2013	2012	Portion)	2014	2013	2012
Foreign currency forward contracts	$8,294	$(6,258)	$(4,450)	SG&A	$(260)	$(1,000)	$(1,031)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of August 31, 2014, FactSet estimates that $0.5 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of August 31, 2014 and 2013, respectively, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2014	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,406	$0	$1,406
Fair value of liabilities	(626)	35	(591)
Total	$780	$35	$815

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2013	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$131	$0	$131
Fair value of liabilities	(7,871)	0	(7,871)
Total	$(7,740)	$0	$(7,740)

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) during the twelve months ended August 31, 2014, 2013, and 2012 are as follows (in thousands):

	Aug 31, 2014		Aug 31, 2013		Aug 31, 2012
	Pre-tax	Net of tax	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$7,895	$7,895	$(5,151)	$(5,151)	$(14,925)	$(14,925)
Realized loss on cash flow hedges reclassified to earnings (1)	260	164	1,000	622	1,031	645
Unrealized gain (loss) on cash flow hedges recognized in AOCL	8,294	5,193	(6,258)	(3,918)	(4,450)	(2,786)
Other comprehensive income (loss)	$16,449	$13,252	$(10,409)	$(8,447)	$(18,344)	$(17,066)

(1) Reclassified to Selling, General and Administrative Expenses

The components of accumulated other comprehensive loss is as follows (in thousands):

	Aug 31, 2014	Aug 31, 2013
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$510	$(4,847)
Accumulated foreign currency translation adjustments	(18,431)	(26,326)
Total accumulated other comprehensive loss	$(17,921)	$(31,173)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Sweden, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Hong Kong, Singapore, Australia and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $285.6 million of goodwill reported by the Company at August 31, 2014, 63% was recorded in the U.S. segment, 36% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

Year Ended August 31, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$624,642	$227,395	$68,298	$920,335
Segment operating profit	165,004	100,937	36,278	302,219
Total assets	362,255	239,654	61,303	663,212
Depreciation and amortization	25,574	5,656	3,205	34,435
Stock-based compensation	20,288	2,231	372	22,891
Capital expenditures	16,047	647	1,049	17,743

Year Ended August 31, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$586,865	$208,827	$62,420	$858,112
Segment operating profit	138,706	100,187	30,526	269,419
Total assets	444,406	193,202	52,589	690,197
Depreciation and amortization	27,757	4,027	3,995	35,779
Stock-based compensation	37,307	2,264	380	39,951
Capital expenditures	13,649	1,276	3,592	18,517

Year Ended August 31, 2012	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$550,474	$197,404	$57,915	$805,793
Segment operating profit	149,968	95,417	27,605	272,990
Total assets	377,320	266,967	49,856	694,143
Depreciation and amortization	25,061	4,922	3,796	33,779
Stock-based compensation	20,180	1,680	122	21,982
Capital expenditures	20,408	488	1,624	22,520

GEOGRAPHIC INFORMATION - The following table sets forth information for those countries that are 10% or more of revenues (in thousands).

Years Ended August 31,	2014	2013	2012

Revenues*
United States	$624,642	$586,865	$550,474
United Kingdom	131,848	121,072	114,435
All other European countries	95,547	87,755	82,969
Asia Pacific	68,298	62,420	57,915
Total revenues	$920,335	$858,112	$805,793

* Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area (in thousands):

At August 31,	2014	2013	2012

Long-lived Assets**
United States	$46,294	$51,184	$60,288
United Kingdom	4,669	4,806	5,466
All other European countries	2,267	3,051	2,951
Asia Pacific	4,411	6,330	7,825
Total long-lived assets	$57,641	$65,371	$76,530

** Long-lived assets consist of property, equipment and leasehold improvements, net of accumulated depreciation and amortization and exclude goodwill, intangible assets, deferred taxes and other assets.

8. BUSINESS COMBINATIONS

Revere Data

On September 1, 2013, FactSet acquired the assets of Revere Data, LLC (“Revere”) to complement the Company's commitment to provide its clients with insightful content sets, for $15.3 million in cash. Revere classifies companies into a unique industry taxonomy and offers a database of supply chain relationships that helps investors identify companies’ interrelationships and mutual dependencies. As of the date of acquisition, Revere had annual subscriptions of $5 million. The opportunity for FactSet to offer this robust data to new and existing clients contributed to a purchase price in excess of fair value of the Revere net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

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

Matrix Data Limited

During the second quarter of fiscal 2014, FactSet acquired Matrix Data Limited (“Matrix”) for a total purchase price of $31.8 million. Matrix’ primary line of business is a provider of intelligence to the UK financial services industry, covering market share of mutual fund distribution. Matrix has developed customer, channel and market benchmarking solutions that help clients optimize product distribution and improve marketing effectiveness to drive revenue growth. At the time of acquisition, Matrix had annual subscriptions of $7 million. The acquisition of Matrix allows FactSet to expand its current U.S. advisor-sold investments and insurance products to the UK, with the potential to ultimately expand this coverage throughout continental Europe. The opportunity for FactSet to develop an international presence and complement its existing U.S. product offerings contributed to a purchase price in excess of fair value of the Matrix net tangible and intangible assets, leading to the recognition of goodwill in connection with the acquisition.

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

Goodwill totaling $25.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Matrix acquisition is included in the European segment and is deductible for income tax purposes. The results of the operations of Matrix have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition and did not have a material impact on consolidated fiscal 2014 financial results, and as such, pro forma information has not been presented.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2014 and 2013 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2012	$167,817	$73,806	$4,168	$245,791
Goodwill acquired during the period	5	0	0	5
Foreign currency translations	0	(382)	(841)	(1,223)
Balance at August 31, 2013	$167,822	$73,424	$3,327	$244,573
Goodwill acquired during the period	11,612	25,531	0	37,143
Foreign currency translations	0	4,077	(185)	3,892
Balance at August 31, 2014	$179,434	$103,032	$3,142	$285,608

Goodwill is not amortized as it has an estimated infinite life. At least annually, the Company evaluates goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal years 2014, 2013 and 2012, which determined that there were no reporting units that were deemed at risk. The fair value of each of the Company’s reporting units significantly exceeded carrying value, thus there had been no impairment.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of the Company’s acquired intangible assets at August 31, 2014 was 11.1 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no changes to the estimate of the remaining useful lives during fiscal years 2014, 2013 and 2012. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At August 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$56,974	$27,644	$29,329
Client relationships	25,821	17,443	8,378
Software technology	22,881	20,089	2,792
Non-compete agreements	2,465	1,881	584
Trade names	1,729	958	771
Total	$109,870	$68,015	$41,855

At August 31, 2013	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$49,185	$22,419	$26,766
Client relationships	22,915	16,185	6,730
Software technology	20,914	19,126	1,788
Non-compete agreements	2,154	1,293	861
Trade names	758	680	78
Total	$95,926	$59,703	$36,223

During the first quarter of fiscal 2014, $4.1 million of intangible assets were acquired with a weighted average useful life of 5.2 years due to the Revere acquisition. During the second quarter of fiscal 2014, FactSet acquired an additional $8.7 million of intangible assets in connection with the Matrix acquisition with a weighted average estimated useful life of 5.4 years. There were no intangible assets acquired during fiscal 2013.

The details of the intangible assets acquired in the Revere acquisition during fiscal 2014 are outlined as follows (in thousands):

Revere Intangible Asset Allocation	Amortization Period	Acquisition Cost
Data content	5.0 years	$2,799
Client relationships	7.0 years	827
Non-compete agreements	2.0 years	162
Trade name	4.0 years	293
Total	5.2 years	$4,081

The details of the intangible assets acquired in the Matrix acquisition during fiscal 2014 are outlined as follows (in thousands):

Matrix Intangible Asset Allocation	Amortization Period	Acquisition Cost
Data content	4.0 years	$3,408
Client relationships	7.9 years	2,816
Non-compete agreements	3.0 years	147
Trade name	3.8 years	670
Technology	4.8 years	1,708
Total	5.4 years	$8,749

Amortization expense recorded for intangible assets during fiscal years 2014, 2013 and 2012 was $8.5 million, $7.1 million and $7.5 million, respectively. As of August 31, 2014, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense

2015	$7,670
2016	5,855
2017	5,773
2018	4,622
2019	3,335
Thereafter	14,600
Total	$41,855

11. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

At August 31,	2014	2013
Leasehold improvements	$90,487	$90,040
Computers and related equipment	81,853	73,320
Furniture and fixtures	29,373	28,978
Subtotal	$201,713	$192,338
Less accumulated depreciation and amortization	(144,072)	(126,967)
Property, equipment and leasehold improvements, net	$57,641	$65,371

Depreciation expense was $25.9 million, $28.4 million and $26.1 million for fiscal years 2014, 2013 and 2012, respectively.

12. COMMON STOCK AND EARNINGS PER SHARE

On May 5, 2014, FactSet’s Board of Directors approved an 11% increase in the regular quarterly dividend, beginning with the Company’s dividend payment in June 2014 of $0.39 per share, or $1.56 per share per annum.

Shares of common stock outstanding were as follows (in thousands):

Years Ended August 31,	2014	2013	2012
Balance, beginning of year (September 1)	43,324	44,279	45,055
Common stock issued for employee stock plans	959	2,459	825
Stock issued for acquisition of business	-	-	43
Repurchase of common stock	(2,490)	(3,414)	(1,644)
Balance, end of year (August 31)	41,793	43,324	44,279

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
Years Ended August 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Basic EPS
Income available to common stockholders	$211,543	$198,637	$188,809	42,436	43,890	44,784	$4.98	$4.53	$4.22
Diluted EPS
Dilutive effect of stock options and restricted stock				534	734	1,026
Income available to common stockholders plus assumed conversions	$211,543	$198,637	$188,809	42,970	44,624	45,810	$4.92	$4.45	$4.12

Dilutive potential common shares consist of stock options and unvested restricted stock. No outstanding stock options were excluded from the fiscal 2014 calculation of diluted earnings per share compared to 6,408 stock options excluded from the fiscal 2013 calculation because their inclusion would have been anti-dilutive. A total of 383,058 stock options were excluded from the fiscal 2012 calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

As of August 31, 2014, 2013 and 2012, 380,653, 1,202,685 and 1,710,017, respectively, performance-based stock option grants were excluded from the calculation of diluted earnings per share. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

At August 31, 2014 and 2013, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At August 31, 2014 and 2013, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 49,110,218 and 48,110,740 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At August 31, 2014 and 2013, there were 7,317,416 and 4,786,330 shares of treasury stock (at cost) outstanding, respectively. As a result, 41,792,802 and 43,324,410 shares of FactSet common stock were outstanding at August 31, 2014 and 2013, respectively.

Share Repurchase Program

On December 16, 2013, FactSet’s Board of Directors approved a $300 million expansion to the existing share repurchase program. During fiscal 2014, the Company repurchased 2,489,993 shares for $275.4 million. At August 31, 2014, $87.0 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. During fiscal 2013, the Company repurchased 3.4 million shares for $327.3 million under the share repurchase program.

In addition to the purchase of 2,489,993 shares under the existing share repurchase program, FactSet repurchased 41,093 shares for $4.4 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during fiscal 2014, as compared to 50,828 shares for $4.7 million in fiscal 2013.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During fiscal 2014, 135,205 of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2014 (less 41,093 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2013, 149,741 of previously granted restricted stock awards vested and were included in common stock outstanding at August 31, 2013 (less 50,828 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2012, 14,258 restricted stock awards vested.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date

August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012
August 8, 2012	$0.31	Regular (cash)	August 31, 2012	$13,727	September 18, 2012
May 8, 2012	$0.31	Regular (cash)	May 31, 2012	$13,893	June 19, 2012
February 14, 2012	$0.27	Regular (cash)	February 29, 2012	$12,085	March 20, 2012
November 10, 2011	$0.27	Regular (cash)	November 30, 2011	$12,181	December 20, 2011

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

14. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Options

Options granted without performance conditions under the Company’s stock option plans expire either seven or ten years from the date of grant and the majority vest at a rate of 20% after the first year and 1.67% per month thereafter for years two through five. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Majority of the options granted with performance conditions expire ten years from the date of grant and vest at a rate of 40% after the first two years and 1.67% per month thereafter for years three through five. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, they may be exercised only by the grantee.

Stock Option Activity

In fiscal years 2014, 2013 and 2012, stock options to purchase 391,478, 1,674,966, and 1,468,513 shares of common stock, respectively, at prices which ranged from $87.26 to $110.31 were granted to existing employees and non-employee directors of the Company. A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share

Balance at August 31, 2011	6,132	$57.28
Granted – non performance-based	540	93.96
Granted – performance-based	907	93.80
Granted – non-employee Directors grant	21	87.26
Exercised	(731)	35.96
Forfeited*	(786)	87.37
Balance at August 31, 2012	6,083	$64.76
Granted – non performance-based	645	92.22
Granted – performance-based	1,011	92.22
Granted – non-employee Directors grant	19	91.06
Exercised	(2,286)	52.25
Forfeited**	(743)	93.84
Balance at August 31, 2013	4,729	$75.95
Granted – non performance-based	174	103.36
Granted – performance-based	203	109.56
Granted – non-employee Directors grant	14	107.65
Exercised	(789)	57.56
Forfeited***	(849)	91.98
Balance at August 31, 2014	3,482	$79.67

* In November 2010, the Company granted 734,334 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels during the two fiscal years ended August 31, 2012. As such, these stock options were recorded as forfeitures in August 2012.

** In November 2011, the Company granted 665,551 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels during the two fiscal years ended August 31, 2013. As such, these stock options were recorded as forfeitures in August 2013.

*** Included in the number of stock options forfeited during fiscal 2014 were 791,348 shares that related to previously granted performance-based stock options. In November 2012, FactSet granted 1,011,510 performance-based employee stock options. Based upon the actual growth in both organic ASV and diluted EPS during the two fiscal years ended August 31, 2014, 20% of the shares became eligible to vest on August 31, 2014 and the remaining were recorded as forfeitures in 2014.

Stock Options Outstanding and Exercisable

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2014 (in thousands, except per share data and the weighted average remaining years of contractual life):

				Outstanding			Exercisable
Range of Exercise Prices Per Share			Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$29.00	-	$58.78	356	0.9	$35.28	$32,845	356	$35.28	$32,845
$63.09	-	$65.67	527	1.7	$64.23	$33,265	386	$64.65	$24,211
$66.46	-	$66.81	565	2.1	$66.47	$34,411	528	$66.47	$32,188
$87.26	-	$91.06	489	6.5	$90.21	$18,192	229	$89.80	$8,599
$92.22	-	$92.55	751	8.1	$92.22	$26,416	195	$92.23	$6,852
$94.84	-	$103.30	542	7.5	$96.90	$16,535	205	$95.11	$6,612
$107.65	-	$110.31	252	9.1	$109.32	$4,559	0	$109.32	$0
Total Fiscal 2014			3,482	5.2	$79.67	$166,223	1,899	$68.78	$111,307

Prior Year Amounts	2013		2012
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	4,729	$75.95	6,083	$64.76
Exercisable at fiscal year end	1,925	$59.70	2,858	$48.44

The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2014 and 2013 was $111.3 million and $82.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $127.40 at August 31, 2014 and the exercise price multiplied by the number of options exercisable as of that date. The weighted average remaining contractual life of stock options exercisable at August 31, 2014 and 2013 was 3.4 years and 2.8 years, respectively. The total pre-tax intrinsic value of stock options exercised during fiscal 2014, 2013 and 2012 was $44.0 million, $99.1 million, and $43.0 million, respectively.

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

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that would become eligible to vest was based upon the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. Based upon the actual growth in organic ASV and diluted EPS through August 31, 2014, 20%, or 185,014 (net of options forfeited through the end of fiscal 2014), of the previously granted shares became eligible to vest on August 31, 2014 with 40% scheduled to vest on November 1, 2014 and the remaining 60% will vest at a monthly rate of 1.67% through October 2017. As of the end of fiscal 2014, total unamortized stock-based compensation expense of $2.1 million will be recognized over the remaining vesting period of 3.1 years in connection with this grant.

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the StreetAccount business achieved the growth target as outlined within the terms of the grant, thus 20% or 48,314 options vested on August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of Street Account users. In addition, due to the accelerated 2014 growth and forecasted future usage growth, the Company estimated that the third 20% tranche would vest by August 31, 2017. This reflected a higher performance level than previously estimated and accordingly, increased the number of options that will vest to a total 60%, which required FactSet to record a pre-tax stock-based compensation charge of $1.4 million in the third quarter of fiscal 2014. The change in estimate also results in unamortized stock-based compensation expense of $0.9 million to be recognized over the remaining vesting period of 3.0 years.

Matrix and Revere Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere during fiscal 2014, FactSet granted 165,949 and 36,695 performance-based stock options, to senior management of those companies, respectively. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of August 31, 2014 FactSet did not believe these targets were probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, FactSet estimates that 18,553 options will vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This view results in unamortized stock-based compensation expense of $0.5 million to be recognized over the remaining vesting period of 4.0 years.

Restricted Stock and Stock Unit Awards

The Company’s option plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2011	407	$71.31
Granted (restricted stock and stock units)	-	-
Vested	(14)	69.02
Canceled/forfeited	(10)	77.13
Balance at August 31, 2012	383	$71.34
Granted (restricted stock and stock units)	132	85.80
Vested*	(150)	62.34
Canceled/forfeited	(7)	81.38
Balance at August 31, 2013	358	$80.43
Granted (restricted stock and stock units)	204	101.95
Vested**	(135)	84.48
Canceled/forfeited	(59)	86.39
Balance at August 31, 2014	368	$89.77

*Of the total 149,741 restricted stock awards that vested during fiscal 2013, 87,758 related to awards granted on October 23, 2009. These restricted stock awards cliff vested 60% after three years (on October 23, 2012) and the remaining 40% will vest after five years (on October 23, 2014). An additional 55,572 awards that vested in fiscal 2013 related to awards granted on February 9, 2010 which cliff vested 100% after three years (on February 9, 2013). The remaining 6,411 restricted stock awards that vested were previously granted between June 2010 and July 2011 and vesting occurred when certain ASV targets were met in fiscal 2013.

** The 135,205 restricted stock awards that vested during fiscal 2014 were comprised of: 62,544 of awards granted on November 8, 2010, which cliff vested 60% after three years (on November 8, 2013) with the remaining 40% cliff vesting after five years (on November 8, 2015); 29,087 of awards granted on April 14, 2011, which vested 100% after three years on April 14, 2014; 26,344 restricted stock awards that were granted on April 8, 2013, which cliff vest 20% annually upon the anniversary date of the grant; and 17,230 awards relating to restricted stock granted on February 9, 2010 which cliff vested 50% after four years (on February 9, 2014) and the remaining 50% vesting after six years on February 9, 2016.

November 2013 Employee Restricted Stock Award

On November 1, 2013, FactSet granted 153,972 restricted stock awards with a fair value of $102.22, which entitle the holder to shares of common stock as the awards vest over time. These restricted stock awards cliff vest 60% after three years (on November 1, 2016) and the remaining 40% after five years (on November 1, 2018). As of August 31, 2014 unamortized stock-based compensation expense of $11.3 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.2 years.

Matrix and Revere Restricted Stock Units

In connection with the acquisitions of Matrix and Revere, FactSet granted 30,144 restricted stock units and 7,744 performance-based restricted stock units, respectively. The Matrix restricted stock units cliff vest 60% after three years with the remaining 40% vesting after five years. As of August 31, 2014 unamortized stock-based compensation expense of $2.7 million is to be amortized ratably to compensation expense over the remaining vesting period of 4.3 years. Of the 7,744 performance-based restricted stock units granted in connection with the Revere acquisition, 3,872 are estimated to vest based upon management’s belief that certain ASV and operating margin targets will be achieved during the measurement period ending August 31, 2017. As of August 31, 2014 unamortized stock-based compensation of $0.3 million will be amortized to compensation expense over the remaining vesting period of 4.0 years. The remaining 3,872 performance-based restricted stock units granted in connection with the Revere acquisition are expected to be forfeited.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under Employee Stock Option Plans	Share-based Awards Available for Grant under Non-Employee Stock Option Plans
Balance at August 31, 2011	4,977	147
Granted – non performance-based options	(540)	-
Granted – performance-based options	(907)	-
Granted – non-employee Directors grant	-	(21)
Restricted stock awards granted*	-	-
Share-based awards canceled/forfeited	810	-
Balance at August 31, 2012	4,340	126
Granted – non performance-based options	(645)	-
Granted – performance-based options	(1,011)	-
Granted – non-employee Directors grant	-	(19)
Restricted stock awards granted*	(329)	-
Share-based awards canceled/forfeited	761	-
Balance at August 31, 2013	3,116	107
Granted – non performance-based options	(174)	-
Granted – performance-based options	(203)	-
Granted – non-employee Directors grant	-	(14)
Restricted stock awards granted*	(510)	-
Share-based awards canceled/forfeited	993	9
Balance at August 31, 2014	3,222	102

* Under the Company’s option plan, for each restricted stock award granted/canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

On December 16, 2008, the Company’s stockholders ratified the adoption of the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”). A total of 500,000 shares have been reserved for issuance under the Purchase Plan. There is no expiration date for the Purchase Plan. Shares of FactSet common stock may be purchased by eligible employees under the Purchase Plan in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation during an offering period. During fiscal 2014, employees purchased 74,889 shares as compared to 75,281 shares in fiscal 2013 and 85,487 shares in fiscal 2012. At August 31, 2014, 44,881 shares were reserved for future issuance under the Purchase Plan. On October 23, 2014, FactSet’s Board of Directors approved an amendment to increase the maximum number of shares available for purchase under the Purchase Plan to 1,000,000 shares. Approval of the amendment to the Purchase Plan is subject to approval by stockholders of FactSet at the Company’s annual meeting scheduled to be held on December 16, 2014.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $7.7 million, $7.5 million, and $6.7 million in matching contributions to employee 401(k) accounts during fiscal 2014, 2013 and 2012, respectively.

15. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $22.9 million, $40.0 million, and $22.0 million in fiscal 2014, 2013, and 2012, respectively. Stock-based compensation expense for fiscal 2013 includes pre-tax charges of $18.3 million related to the vesting of performance-based options granted in connection with the acquisition of Market Metrics in June 2010 and StreetAccount in June 2012. These performance-based options vested in fiscal 2013 when each acquired business accelerated to achieve stretch growth targets established on the date of grant.

As of August 31, 2014, $49.4 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.3 years. There was no stock-based compensation capitalized as of August 31, 2014 and 2013, respectively.

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

-	Q3 2014 – There were no employee stock options granted during the third quarter of fiscal 2014.
-	Q4 2014 – There were no employee stock options granted during the fourth quarter of fiscal 2014.

Fiscal 2013

●

Q1 2013 – 635,308 non performance-based employee stock options and 1,011,510 performance-based employee stock options were granted at a weighted average exercise price of $92.22 and a weighted average estimated fair value of $26.87 per share.

●	Q2 2013 – 9,367 non performance-based employee stock options were granted at a weighted average exercise price of $92.55 and a weighted average estimated fair value of $26.69 per share.
●	Q3 2013 – There were no employee stock options granted during the third quarter of fiscal 2013.
●	Q4 2013 – There were no employee stock options granted during the fourth quarter of fiscal 2013.

Fiscal 2012

●

Q1 2012 – 419,593 non performance-based employee stock options and 665,551 performance-based employee stock options were granted at a weighted average exercise price of $94.84 and a weighted average estimated fair value of $32.08 per share.

●	Q2 2012 – There were no employee stock options granted during the second quarter of fiscal 2012.
●	Q3 2012 – There were no employee stock options granted during the third quarter of fiscal 2012.
●

Q4 2012 – 120,847 non performance-based employee stock options and 241,546 performance-based employee stock options were granted at a weighted average exercise price of $90.92 and fair value of $33.11 per share.

The weighted average estimated fair value of employee stock options granted during fiscal 2014, 2013 and 2012 was determined using the binomial model with the following weighted average assumptions:

	2014			2013			2012
Term structure of risk-free interest rate	0.01%	-	2.6%	0.16%	-	1.91%	0.13%	-	2.41%
Expected life (years)	7.6	-	7.8	7.6	-	7.8	7.6	-	9.1
Term structure of volatility	23%	-	33%	24%	-	33%	29%	-	36%
Dividend yield		1.35%			1.30%			1.16%
Weighted average estimated fair value		$29.64			$26.87			$32.34
Weighted average exercise price		$106.69			$92.22			$93.86
Fair value as a percentage of exercise price		27.8%			29.1%			34.5%

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

Fiscal 2014

On January 15, 2014, FactSet granted 14,424 stock options to the Company’s non-employee Directors. All of the options granted on have a weighted average estimated fair value of $27.04 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Fiscal 2014

●	7,744 restricted stock units with a fair value of $103.30 were granted on September 17, 2013.
●	153,972 shares of restricted stock with a fair value of $102.22 were granted on November 1, 2013.
●	30,144 shares of restricted stock with a fair value of $102.84 were granted on December 23, 2013.
●	12,264 restricted stock units with a fair value of $95.45 were granted on February 3, 2014.

Fiscal 2013

●	131,702 restricted stock units granted on April 8, 2013 with a fair value of $85.80.

Fiscal 2012

●	There were no restricted stocks awards granted during fiscal 2012.

Employee Stock Purchase Plan Fair Value Determinations

During fiscal 2014, employees purchased 74,889 shares at a weighted average price of $89.28 as compared to 75,281 shares at a weighted average price of $80.77 in fiscal 2013 and 85,487 shares at a weighted average price of $75.20 in fiscal 2012. Stock-based compensation expense recorded during fiscal 2014, 2013, and 2012 relating to the employee stock purchase plan was $1.3 million, $1.2 million and $1.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during fiscal years 2014, 2013 and 2012 were $17.76, $15.79, and $16.09 per share, respectively, with the following weighted average assumptions:

	2014	2013	2012
Risk-free interest rate	0.04%	0.07%	0.06%
Expected life (months)	3	3	3
Expected volatility	9.8%	9.8%	14.8%
Dividend yield	1.38%	1.38%	1.26%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

Years Ended August 31,	2014	2013	2012
U.S. operations	$242,839	$220,778	$229,772
Non-U.S. operations	60,625	50,132	44,933
Income before income taxes	$303,464	$270,910	$274,705
U.S. operations	$81,998	$61,328	$76,020
Non-U.S. operations	9,923	10,945	9,876
Total provision for income taxes	$91,921	$72,273	$85,896
Effective tax rate	30.3%	26.7%	31.3%

The components of the provision for income taxes consist of the following (in thousands):

Years Ended August 31,	2014	2013	2012
Current
U.S. federal	$77,368	$52,625	$73,272
U.S. state and local	3,972	3,309	4,305
Non-U.S.	10,350	11,188	10,224
Total current taxes	$91,690	$67,122	$87,801
Deferred
U.S. federal	$547	$5,036	(1,405)
U.S. state and local	111	359	(152)
Non-U.S.	(427)	(243)	(348)
Total deferred taxes	$231	$5,151	$(1,905)
Total provision for income taxes	$91,921	$72,273	$85,896

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

Years Ended August 31,	2014	2013	2012
Tax at federal U.S. statutory tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	1.8	2.0	2.1
Foreign income at other than U.S. rates	(2.9)	(2.5)	(1.9)
Domestic production activities deduction	(2.1)	(2.6)	(2.6)
Income tax benefit from R&D tax credits	(1.1)	(4.1)	(0.8)
Income tax benefits from foreign tax credits	(0.4)	(1.2)	(0.5)
Other, net	0.0	0.1	0.0
Effective tax rate	30.3%	26.7%*	31.3%

* The fiscal 2013 effective tax rate of 26.7% includes income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and the finalization of the fiscal 2012 tax return. The reenactment of the credit was retroactive to January 1, 2012 and extends through the end of the 2013 calendar year.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

At August 31,	2014	2013
Deferred tax assets
Current
Receivable reserve	$597	$614
Deferred rent	1,067	2,191
Other	177	(2)
Net current deferred taxes	$1,841	$2,803
Non-current
Depreciation on property, equipment and leasehold improvements	$9,831	$6,329
Deferred rent	3,572	2,772
Stock-based compensation	18,160	19,828
Purchased intangible assets, including acquired technology	(10,750)	(8,401)
Other	1,564	1,495
Net non-current deferred taxes	$22,377	$22,023
Total deferred tax assets	$24,218	$24,826

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

At August 31,	2014	2013
Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$3,478	$2,761
Stock-based compensation	(860)	(365)
Other	303	0
Total deferred tax liabilities (non-current)	$2,921	$2,396

A provision has not been made for additional U.S. Federal taxes as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at August 31, 2014 and August 31, 2013. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

Unrecognized Tax Positions

Applicable accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. A company can recognize the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws.

As of August 31, 2014, the Company had gross unrecognized tax benefits totaling $5.5 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Approximately $0.9 million of these unrecognized tax benefits would have affected the current year effective tax rate if realized as of August 31, 2014. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits (in thousands):

Unrecognized income tax benefits at August 31, 2011	$7,204
Additions based on tax positions related to the current year	691
Additions for tax positions of prior years	470
Statute of limitations lapse	(613)
Reductions from settlements with taxing authorities	(2,288)

Unrecognized income tax benefits at August 31, 2012	$5,464
Additions based on tax positions related to the current year	1,372
Additions for tax positions of prior years	986
Statute of limitations lapse	(1,103)
Reductions from settlements with taxing authorities	(1,284)

Unrecognized income tax benefits at August 31, 2013	$5,435
Additions based on tax positions related to the current year	921
Additions for tax positions of prior years	628
Statute of limitations lapse	(717)
Reductions from settlements with taxing authorities	(766)

Unrecognized income tax benefits at August 31, 2014	$5,501

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2014, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013 through 2014
State (various)	2010 through 2014

Europe
France	2011 through 2014
United Kingdom	2012 through 2014

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At August 31, 2014 the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; Stockholm, Sweden; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During fiscal 2014, 2013 and 2012, rent expense (including operating costs) for all operating leases amounted to $37.7 million, $36.2 million, and $34.6 million, respectively. At August 31, 2014 and 2013, deferred rent reported within the consolidated balance sheet totaled $18.3 million and $19.6 million, of which $14.9 million and $16.1 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities. Approximately $1.8 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of August 31, 2014. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2014 and 2013, FactSet was in compliance with all covenants contained in the standby letters of credit.

At August 31, 2014, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2015	$26,717
2016	20,610
2017	23,779
2018	22,448
2019	20,878
Thereafter	91,757
Total	$206,189

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

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2014 and 2013, the Company had total purchase commitments with suppliers of $53.3 million and $50.2 million, respectively.

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

18. RISKS AND CONCENTRATIONS OF CREDIT RISK

Financial Risk Management

Foreign Currency Exchange Risk

The Company is exposed to changes in foreign currency exchange rates, which could affect its operating results, financial position and cash flows. The Company’s primary foreign currency market exposures include the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. To the extent that FactSet’s international activities recorded in local currencies increase in the future, its exposure to fluctuations in currency exchange rates will correspondingly increase. FactSet manages its exposure to foreign currency exchange risk through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. FactSet only enters into foreign currency forward contracts to manage foreign currency exposures. The fair market values of all the Company’s derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. See Note 5 to these Consolidated Financial Statements for additional analysis of the Company’s foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of the Company’s cash and investments at August 31, 2014 was $136.4 million. FactSet’s cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or fewer and are reported at fair value. The Company’s investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are reported as short-term investments. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Because FactSet has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and investments have been significantly impacted by the recent credit crisis.

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet's total revenues in any fiscal year presented. At August 31, 2014, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total subscriptions, consistent with August 31, 2013. At August 31, 2014 and 2013, the receivable reserve was $1.7 million and $1.6 million, respectively.

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

Data Content Providers

Certain datasets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. However, FactSet is not dependent on any one third party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. No single vendor or data supplier represented 10% or more of FactSet's total data expenses in any fiscal year presented.

19. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for each of the quarterly periods in the years ended August 31, 2014 and 2013. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance (in thousands, except per share data).

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$222,975	$226,934	$231,761	$238,664
Cost of services	83,250	87,254	90,661	92,521
Selling, general and administrative	64,985	64,626	68,063	66,757
Operating income	74,740	75,054	73,037	79,386
Net income	52,178	52,426	51,532	55,407
Diluted earnings per common share*	$1.19	$1.22	$1.21	$1.31
Weighted average common shares (diluted)	43,773	43,107	42,615	42,386

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Revenues	$211,085	$213,083	$214,613	$219,332
Cost of services	73,586	75,842	76,721	80,231
Selling, general and administrative	66,414	81,077	66,255	68,567
Operating income	71,085	56,164	71,637	70,534
Net income	49,769	44,539	53,367	50,964
Diluted earnings per common share*	$1.11	$1.00	$1.20	$1.16
Weighted average common shares (diluted)	44,984	44,455	44,485	44,043

* Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the year.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 41.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 43.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 30, 2014, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 30, 2014, all of which information is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers,” is posted on our website, along with the charters of committees of our Board of Directors. The Internet address for our Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance.” All employees, officers and directors are also subject to our “Code of Business Conduct and Ethics,” also posted on the “Corporate Governance” page of our website and the same information is available in print free of charge to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters at 601 Merritt 7, Norwalk, Connecticut 06851.

We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and general location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 30, 2014, all of which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in the definitive Proxy Statement dated October 30, 2014, all of which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the caption “Corporate Governance” contained in the definitive Proxy Statement dated October 30, 2014, all of which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 30, 2014, all of which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 40 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended August 31, 2014, 2013, and 2012 (in thousands):

Receivable reserve and billing adjustments*	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-offs, Net of Recoveries	Balance at End of Year

2014	$1,644	$2,135	$2,117	$1,662
2013	$1,830	$1,580	$1,766	$1,644
2012	$1,955	$1,863	$1,988	$1,830

* Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenues.

Additional financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)
3.2	Amendment to the Restated Certificate of Incorporation (2)
3.3	Second Amendment to the Restated Certificate of Incorporation (3)
3.4	Amended and Restated By-laws of FactSet Research Systems Inc. (4)
4	Form of Common Stock (1)
10.1	Severance Agreement dated September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh
10.2	The FactSet Research Systems Inc. 1996 Stock Option Plan (5)
10.3	The FactSet Research Systems Inc. 2000 Stock Option Plan (6)
10.4	The FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated (7)
10.5	The FactSet Research Systems Inc. 1998 Non-Employee Directors’ Stock Option Plan (8)
10.6	The FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan (9)
10.7	The FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (9)
21	Subsidiaries of FactSet Research Systems Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04238).
(2)	Incorporated by reference to the Company’s annual report on Form 10-K for fiscal year 2001.

(3)	Incorporated by reference to the Company’s periodic report on Form 8-K, filed on December 16, 2011.

(4)	Incorporated by reference to the Company’s periodic report on Form 8-K, filed on December 17, 2013.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171667).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-156649).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 30, 2014	/s/ PHILIP A. HADLEY
Philip A. Hadley
Chairman and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Name	Title	Date

/S/ PHILIP A. HADLEY	Chairman and Chief Executive Officer	October 30, 2014
Philip A. Hadley	(Principal Executive Officer)

/s/ MAURIZIO NICOLELLI	Senior Vice President and Chief Financial Officer	October 30, 2014
Maurizio Nicolelli	(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY	Vice President and Controller	October 30, 2014
Matthew J. McNulty	(Principal Accounting Officer)

/s/ JAMES J. MCGONIGLE	Lead Independent Director	October 30, 2014
James J. McGonigle

/s/ ROBIN A. ABRAMS	Director	October 30, 2014
Robin A. Abrams

/s/ SCOTT A. BILLEADEAU	Director	October 30, 2014
Scott A. Billeadeau

/s/ MICHAEL F. DICHRISTINA	Director	October 30, 2014
Michael F. DiChristina

/s/ JOSEPH E. LAIRD, JR.	Director	October 30, 2014
Joseph E. Laird, Jr.

/s/ WALTER F. SIEBECKER	Director	October 30, 2014
Walter F. Siebecker

/s/ JOSEPH R. ZIMMEL	Director	October 30, 2014
Joseph R. Zimmel