Form 10-Q
period 2014-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2015-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2014 was 41,707,175.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended November 30, 2014

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2014	2013
Revenues	$242,676	$222,975

Operating expenses
Cost of services	97,543	83,250
Selling, general and administrative	64,873	64,985
Total operating expenses	162,416	148,235

Operating income	80,260	74,740
Other income	430	341
Income before income taxes	80,690	75,081

Provision for income taxes	24,830	22,903
Net income	$55,860	$52,178

Basic earnings per common share	$1.34	$1.21
Diluted earnings per common share	$1.32	$1.19

Basic weighted average common shares	41,683	43,134
Diluted weighted average common shares	42,340	43,773

Cash dividends declared per common share	$0.39	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
(In thousands)	2014	2013
Net income	$55,860	$52,178

Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on cash flow hedges*	(112)	2,647
Foreign currency translation adjustments	(13,555)	8,148
Other comprehensive (loss) income	(13,667)	10,795

Comprehensive income	$42,193	$62,973

* For the three months ended November 30, 2014, the unrealized loss on cash flow hedges was net tax benefits of $67.

The unrealized gain on cash flow hedges disclosed above for the three months ended November 30, 2013 was net tax expense of $1,980.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	November 30, 2014	August 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$115,235	$116,378
Investments	24,727	20,008
Accounts receivable, net of reserves of $1,649 at November 30, 2014 and $1,662 at August 31, 2014	88,453	90,354
Prepaid taxes	0	6,532
Deferred taxes	1,985	1,841
Prepaid expenses and other current assets	15,332	14,662
Total current assets	245,732	249,775

Property, equipment and leasehold improvements, at cost	197,483	201,713
Less accumulated depreciation and amortization	(141,575)	(144,072)
Property, equipment and leasehold improvements, net	55,908	57,641

Goodwill	279,421	285,608
Intangible assets, net	38,075	41,855
Deferred taxes	21,714	22,377
Other assets	5,629	5,956
TOTAL ASSETS	$646,479	$663,212

LIABILITIES
Accounts payable and accrued expenses	$30,996	$26,971
Accrued compensation	18,989	42,481
Deferred fees	34,529	36,504
Taxes payable	19,627	5,036
Deferred taxes	210	0
Dividends payable	16,216	16,299
Total current liabilities	120,567	127,291

Deferred taxes	2,533	2,921
Taxes payable	5,845	5,501
Deferred rent and other non-current liabilities	15,901	16,417
TOTAL LIABILITIES	$144,846	$152,130
Commitments and contingencies (See Note 16)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 49,293,340 and 49,110,218 shares issued; 41,578,905 and 41,792,802 shares outstanding at November 30, 2014 and August 31, 2014, respectively	493	491
Additional paid-in capital	428,865	413,754
Treasury stock, at cost: 7,714,435 and 7,317,416 shares at November 30, 2014 and August 31, 2014, respectively	(785,286)	(734,746)
Retained earnings	889,149	849,504
Accumulated other comprehensive loss	(31,588)	(17,921)
TOTAL STOCKHOLDERS’ EQUITY	$501,633	$511,082
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$646,479	$663,212

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(In thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,860	$52,178
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,216	8,763
Stock-based compensation expense	5,277	5,116
Deferred income taxes	341	(679)
Loss (gain) on sale of assets	24	(23)
Tax benefits from share-based payment arrangements	(2,458)	(2,144)
Changes in assets and liabilities, net of effects of an acquisition
Accounts receivable, net of reserves	1,627	(2,612)
Accounts payable and accrued expenses	4,548	(316)
Accrued compensation	(23,061)	(21,213)
Deferred fees	(1,696)	(94)
Taxes payable, net of prepaid taxes	23,667	19,108
Prepaid expenses and other assets	(1,011)	3,036
Deferred rent and other non-current liabilities	(166)	(3,280)
Other working capital accounts, net	0	299
Net cash provided by operating activities	71,168	58,139

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of business, net of cash acquired	0	(15,288)
Purchases of investments	(12,437)	(7,172)
Proceeds from sales of investments	7,535	6,871
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(4,814)	(5,438)
Net cash used in investing activities	(9,716)	(21,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(16,184)	(15,064)
Repurchase of common stock	(50,539)	(60,062)
Proceeds from employee stock plans	7,381	9,484
Tax benefits from share-based payment arrangements	2,458	2,144
Net cash used in financing activities	(56,884)	(63,498)

Effect of exchange rate changes on cash and cash equivalents	(5,711)	3,780
Net decrease in cash and cash equivalents	(1,143)	(22,606)
Cash and cash equivalents at beginning of period	116,378	196,627
Cash and cash equivalents at end of period	$115,235	$174,021

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2014

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

The accompanying financial data as of November 30, 2014 and for the three months ended November 30, 2014 and 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards or Updates Recently Adopted

As of the beginning of fiscal 2015, FactSet implemented all new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first quarter of fiscal 2015 that had a material impact on the consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of November 30, 2014 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of November 30, 2014 or August 31, 2014.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2014 and August 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
November 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$74,138	$0	$0	$74,138
Certificates of deposit (2)	0	24,727	0	24,727
Derivative instruments (3)	0	1,213	0	1,213
Total assets measured at fair value	$74,138	$25,940	$0	$100,078

Liabilities
Derivative instruments (3)	$0	$577	$0	$577
Total liabilities measured at fair value	$0	$577	$0	$577

	Fair Value Measurements at Reporting Date Using
August 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75,363	$0	$0	$75,363
Certificates of deposit (2)	0	20,008	0	20,008
Derivative instruments (3)	0	1,406	0	1,406
Total assets measured at fair value	$75,363	$21,414	$0	$96,777

Liabilities
Derivative instruments (3)	$0	$591	$0	$591
Total liabilities measured at fair value	$0	$591	$0	$591

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

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three months ended November 30, 2014, no fair value adjustments were required for the Company’s non-financial assets or liabilities.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the three months ended November 30, 2014 and 2013, respectively, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of November 30, 2014, FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of its Indian Rupee exposure during the first and second quarter of fiscal 2017. In addition, the Company held foreign currency forward contracts to hedge approximately 50% of its Philippine Peso exposure through the fourth quarter of fiscal 2015. At November 30, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.8 billion and $0.7 million, respectively. At November 30, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php426.0 million and less than ($0.1) million, respectively.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Nov 30, 2014	Aug 31, 2014	Nov 30, 2014	Aug 31, 2014
Indian Rupee	$41,295	$38,479	$695	$700
Philippine Peso	9,500	6,500	(59)	115
Total	$50,795	$44,979	$636	$815

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Nov 30, 2014	Aug 31, 2014
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$0	$114
	Other assets	$1,213	1,292
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$577	$591

All derivatives were designated as hedging instruments as of November 30, 2014 and August 31, 2014, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2014 and 2013 (in thousands):

	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2014	2013	(Effective Portion)	2014	2013
Foreign currency forward contracts	$(218)	$4,227	SG&A	$(39)	$(400)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of November 30, 2014, FactSet estimates that $0.6 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2014 and August 31, 2014, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Consolidated Balance Sheets
November 30, 2014	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,213	$0	$1,213
Fair value of liabilities	(713)	136	(577)
Total	$500	$136	$636

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2014	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,406	$0	$1,406
Fair value of liabilities	(626)	35	(591)
Total	$780	$35	$815

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and amounts reclassified out of accumulated other comprehensive loss into earnings during the three months ended November 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended November 30, 2014		Three Months Ended November 30, 2013
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(13,555)	$(13,555)	$8,148	$8,148
Realized loss on cash flow hedges reclassified to earnings (1)	39	24	400	252
Unrealized (loss) gain on cash flow hedges recognized in accumulated other comprehensive loss	(218)	(136)	4,227	2,395
Other comprehensive (loss) income	$(13,734)	$(13,667)	$12,775	$10,795

(1) Reclassified to Selling, General and Administrative Expenses

The components of accumulated other comprehensive loss is as follows (in thousands):

	Nov 30, 2014	Aug 31, 2014
Accumulated unrealized gains on cash flow hedges, net of tax	$398	$510
Accumulated foreign currency translation adjustments	(31,986)	(18,431)
Total accumulated other comprehensive loss	$(31,588)	$(17,921)

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

FactSet’s operating segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and Asia, respectively.

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Sweden, Spain, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $279.4 million of goodwill reported by the Company at November 30, 2014, 64% was recorded in the U.S. segment, 35% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended November 30, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$163,663	$60,610	$18,403	$242,676
Segment operating profit	44,435	26,589	9,236	80,260
Total assets	354,028	231,155	61,296	646,479
Capital expenditures	4,325	85	404	4,814

For the three months ended November 30, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$152,911	$53,706	$16,358	$222,975
Segment operating profit	40,790	26,245	7,705	74,740
Total assets	408,532	210,246	52,380	671,158
Capital expenditures	5,244	86	108	5,438

8. BUSINESS COMBINATIONS

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

Goodwill totaling $25.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Matrix acquisition is included in the European segment and is deductible for income tax purposes. The results of operations of Matrix have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition and did not have a material impact on the first quarter of fiscal 2015. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2014 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2014	$179,434	$103,032	$3,142	$285,608
Foreign currency translations	0	(5,795)	(392)	(6,187)
Balance at November 30, 2014	$179,434	$97,237	$2,750	$279,421

Goodwill is not amortized as it has an estimated indefinite life. At least annually, the Company evaluates goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported because there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal year 2014, which determined that there were no reporting units that were deemed at risk. The fair value of each of the Company’s reporting units significantly exceeded carrying value, thus there had been no impairment.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at November 30, 2014 was 10.9 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during fiscal 2015. If indicators of impairment appear to exist, amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At November 30, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$54,722	$28,067	$26,655
Client relationships	25,227	17,432	7,795
Software technology	22,451	19,946	2,505
Trade names	1,690	1,011	679
Non-compete agreements	2,457	2,016	441
Total	$106,547	$68,472	$38,075

At August 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$56,974	$27,644	$29,330
Client relationships	25,821	17,443	8,378
Software technology	22,881	20,089	2,792
Non-compete agreements	2,465	1,881	584
Trade names	1,729	958	771
Total	$109,870	$68,015	$41,855

Amortization expense recorded for intangible assets was $2.1 million and $1.7 million for the three months ended November 30, 2014 and 2013, respectively. As of November 30, 2014, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2015 (remaining nine months)	$5,388
2016	5,657
2017	5,575
2018	4,464
2019	3,205
Thereafter	13,786
Total	$38,075

11. COMMON STOCK AND EARNINGS PER SHARE

On November 12, 2014, FactSet’s Board of Directors approved a regular quarterly dividend of $0.39 per share, or $1.56 per share per annum. The cash dividend of $16.2 million was paid on December 16, 2014 to common stockholders of record on November 28, 2014.

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended November 30,
	2014	2013

Balance at September 1	41,793	43,324
Common stock issued for employee stock plans	183	215
Repurchase of common stock from employees*	(17)	(21)
Repurchase of common stock under the share repurchase program	(380)	(530)
Balance at November 30, 2014 and 2013, respectively	41,579	42,988

* For the three months ended November 30, 2014 and 2013, the Company repurchased 17,165 and 20,777 shares, or $2.2 million and $2.3 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

		Weighted
	Net Income	Average Common Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended November 30, 2014
Basic EPS
Income available to common stockholders	$55,860	41,683	$1.34
Diluted EPS
Dilutive effect of stock options and restricted stock		657
Income available to common stockholders plus assumed conversions	$55,860	42,340	$1.32
For the three months ended November 30, 2013
Basic EPS
Income available to common stockholders	$52,178	43,134	$1.21
Diluted EPS
Dilutive effect of stock options and restricted stock		639
Income available to common stockholders plus assumed conversions	$52,178	43,773	$1.19

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended November 30, 2014 was 154,304 because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per shares for the three months ended November 30, 2013 because no outstanding stock options were determined to be anti-dilutive. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended November 30, 2014 was 3,408 because their inclusion would have been anti-dilutive, while 386,237 restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2013.

For the three months ended November 30, 2014 and 2013 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 380,653 and 1,237,514, respectively. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At November 30, 2014 and August 31, 2014, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At November 30, 2014 and August 31, 2014, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 49,293,340 and 49,110,218 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At November 30, 2014 and August 31, 2014, there were 7,714,435 and 7,317,416 shares of treasury stock (at cost) outstanding, respectively. As a result, 41,578,905 and 41,792,802 shares of FactSet common stock were outstanding at November 30, 2014 and August 31, 2014, respectively.

Share Repurchase Program

FactSet repurchased 379,854 shares for $48.4 million during the first quarter of fiscal 2015. On December 15, 2014, the Company’s Board of Directors approved a $300 million expansion of the existing share repurchase program. Including this expansion, $338.7 million is now available for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. In addition to the purchase of 379,854 shares under the existing share repurchase program, FactSet repurchased 17,165 shares for $2.2 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock during the first three months of fiscal 2015, as compared to 20,777 shares for $2.3 million in the year ago first quarter.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first three months of fiscal 2015, 53,495 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2014 (less 17,165 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period in fiscal 2014, 62,544 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2013 (less 20,777 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

The FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated (the “Option Plan”) provides for the grant of share-based awards, including stock options and restricted stock awards to employees of FactSet. The expiration date of the Option Plan is December 14, 2020. Stock options granted under the Option Plan expire either seven or ten years from the date of grant and the majority vest ratably over a period of five years. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, the options may be exercised only by the grantee.

During the first three months of fiscal 2015, FactSet granted 462,913 stock options at a weighted average exercise price of $131.31 to existing employees of the Company. These options cliff vest 60% after three years (on November 3, 2017) and the remaining 40% cliff vest after five years (on November 3, 2019).

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2014	3,482	$79.67
Granted	463	131.31
Exercised	(114)	73.53
Forfeited	(33)	98.28
Balance at November 30, 2014	3,798	$85.98

The total number of in-the-money options exercisable as of November 30, 2014 was 2.0 million with a weighted average exercise price of $70.20. As of August 31, 2014, 1.9 million in-the-money outstanding options were exercisable with a weighted average exercise price of $68.78. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2014 and August 31, 2014 was $130.8 million and $111.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $137.06 on November 28, 2014 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2014 and 2013 was $6.0 million and $6.9 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the first growth target as outlined within the terms of the grant was achieved, thus 20% or 48,314 options vested on August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of Street Account users during fiscal 2014. In addition, due to the accelerated growth and forecasted future usage, the Company estimates that the third 20% tranche will vest by August 31, 2017. Total unamortized stock-based compensation expense as of November 30, 2014 of $0.9 million will be recognized over the remaining vesting period of 2.75 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Third 20%	$-	$852
Fourth 20%	$928	$1,524
Fifth 20%	$2,149	$1,903

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2014.

Matrix and Revere Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere during fiscal 2014, FactSet granted 165,949 and 36,695 performance-based stock options, respectively. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of November 30, 2014 FactSet did not believe these targets were probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, FactSet estimates that 18,553 options will vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This view results in unamortized stock-based compensation expense of $0.5 million to be recognized over the remaining vesting period of 3.75 years. The remaining 18,142 performance-based options are expected to be forfeited.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During the first three months of fiscal 2015, FactSet granted 10,225 restricted stock awards at a weighted average grant date fair value of $127.58 to existing employees of the Company. The majority of these restricted stock units vest 100% after two years (on November 3, 2016) with the remaining vesting over five years. As of November 30, 2014 unamortized stock-based compensation of $1.3 million will be amortized to compensation expense over the remaining vesting period of 2.2 years.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2014	368	$89.77
Granted	10	$127.58
Vested*	(53)	$62.85
Canceled/forfeited	(1)	$93.76
Balance at November 30, 2014	324	$95.40

* All of the 53,495 restricted stock awards that vested during the first quarter of fiscal 2015 related to awards granted on October 23, 2009. These restricted stock awards cliff vested 100% after five years on October 23, 2014 and were amortized to expense over the vesting period using the straight-line attribution method.

Performance-based Restricted Stock Units

Performance-based restricted stock units require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based units that vest will be predicated on the Company achieving performance levels during the measurement period subsequent to the date of grant. Dependent on the financial performance levels attained by FactSet, a percentage of the performance-based units will vest to the grantees. However, there is no current guarantee that such restricted stock will vest in whole or in part.

Revere Restricted Stock Units

In connection with the acquisition of Revere in the year ago first quarter, FactSet granted 7,744 performance-based restricted stock units on September 17, 2013. Of the 7,744 performance-based restricted stock units granted, 3,872 are estimated to vest based upon our belief that certain ASV and operating margin targets will be achieved during the measurement period ending August 31, 2017. As of November 30, 2014, unamortized stock-based compensation of $0.3 million will be amortized to compensation expense over the remaining vesting period of 3.75 years. The remaining 3,872 performance-based restricted stock units are expected to be forfeited.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2014	3,222	102
Granted – non performance-based options	(463)	0
Granted – performance-based options	0	0
Restricted stock awards granted*	26	0
Share-based awards canceled/forfeited*	35	0
Balance at November 30, 2014	2,820	102

* Under the Company’s option plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

At the 2014 Annual Meeting of Stockholders of FactSet held on December 16, 2014, the stockholders of FactSet voted on and approved the Amended and Restated FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”), including the reservation of an additional 500,000 shares of common stock for issuance thereunder. The amendment and restatement of the Purchase Plan was approved by FactSet’s Board of Directors on October 23, 2014, subject to the approval of the Company’s stockholders, and became effective with such stockholder approval on December 16, 2014. As a result of such stockholder approval, the Purchase Plan was amended and modified to increase the maximum number of shares of common stock authorized for issuance over the term of the Purchase Plan by 500,000 shares. There is no expiration date for the Purchase Plan.

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

During the three months ended November 30, 2014, employees purchased 15,397 shares at a weighted average price of $108.68 as compared to 16,363 shares at a weighted average price of $86.65 in the same period a year ago. Including the recently approved amendment to increase the number of authorized shares, 529,484 shares are now reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $1.8 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2014 and 2013, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $5.3 million and $5.1 million during the three months ended November 30, 2014 and 2013, respectively. As of November 30, 2014, $60.1 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of November 30, 2014 or August 31, 2014, respectively.

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

Fiscal 2015

-	Q1 2015 – 462,913 non performance-based employee stock options were granted at a weighted average exercise price of $131.31 and a weighted average estimated fair value of $37.67 per share.

Fiscal 2014

-

Q1 2014 – 35,508 non-performance based employee stock options and 36,695 performance-based employee stock options were granted at a weighted average exercise price of $109.49 and a weighted average estimated fair value of $31.78 per share.

The weighted average estimated fair value of employee stock options granted during the first quarter fiscal 2015 and 2014 was determined using the binomial model with the following weighted average assumptions.

	Q1 2015	Q1 2014
Term structure of risk-free interest rate	0.06% - 2.34%	0.08% - 2.61%
Expected life (in years)	8.2	7.6 – 7.8
Term structure of volatility	21% - 31%	23% - 33%
Dividend yield	1.37%	1.35%
Weighted average estimated fair value	$37.67	$31.78
Weighted average exercise price	$131.31	$109.49
Fair value as a percentage of exercise price	28.7%	29.0%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 102,432 remain available for future grant as of November 30, 2014. The expiration date of the Directors’ Plan is December 1, 2018. There were no stock options granted to the Company’s non-employee Directors during the three months ended November 30, 2014 and 2013, respectively.

The Company utilizes the Black-Scholes model to estimate the fair value of non-employee Director stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitle the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards are measured by reducing the grant date price of FactSet’s common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. There were 10,225 restricted stock awards granted during the first quarter of fiscal 2015 with a weighted average grant date fair value of $127.58. In the year ago first quarter, there were 161,716 restricted stock awards granted with a weighted average grant date fair value of $102.27.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended November 30, 2014, employees purchased 15,397 shares at a weighted average price of $108.68 as compared to 16,363 shares at a weighted average price of $86.65 in the same period a year ago. Stock-based compensation expense recorded for the three months ended November 30, 2014 and 2013, relating to the employee stock purchase plan was $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2014 and 2013 were $20.86 and $16.64 per share, respectively, with the following assumptions:

	Three Months Ended November 30,
	2014	2013
Risk-free interest rate	0.02%	0.04%
Expected life (in months)	3	3
Expected volatility	8.52%	8.66%
Dividend yield	1.22%	1.37%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended November 30,
	2014	2013
U.S. operations	$65,958	$60,258
Non-U.S. operations	14,732	14,823
Income before income taxes	$80,690	$75,081
U.S. operations	$25,660	$19,653
Non-U.S. operations	(830)	3,250
Total provision for income taxes	$24,830	$22,903
Effective tax rate	30.8%	30.5%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The effective tax rate was lower than the U.S. statutory rate of 35% in both periods presented above due to foreign income, which is subject to lower statutory tax rates than in the U.S., benefits from foreign tax credits, deductions due to U.S. production activities and income tax benefits from the U.S. Federal R&D tax credit (in fiscal 2014 only) partially offset by additional state and local income taxes.

The components of the provision for income taxes consist of the following (in thousands):

	Three Months Ended
	November 30,
	2014	2013
Current
U.S. Federal	$22,704	$18,117
U.S. state and local	1,325	1,197
Non-U.S.	1,208	3,187
Total current taxes	$25,237	$22,501

Deferred
U.S. Federal	$1,602	$311
U.S. state and local	29	28
Non-U.S.	(2,038)	63
Total deferred taxes	$(407)	$402
Total provision for income taxes	$24,830	$22,903

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Nov 30, 2014	Aug 31, 2014
Deferred tax assets
Current
Receivable reserve	$593	$597
Deferred rent	1,177	1,067
Other	215	177
Net current deferred taxes	$1,985	$1,841
Non-current
Depreciation on property, equipment and leasehold improvements	$10,933	$9,831
Deferred rent	3,374	3,572
Stock-based compensation	18,195	18,160
Purchased intangible assets, including acquired technology	(12,446)	(10,750)
Other	1,658	1,564
Net non-current deferred taxes	$21,714	$22,377
Total deferred tax assets	$23,699	$24,218

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Nov 30, 2014	Aug 31, 2014
Deferred tax liabilities (current)
Other	$210	$0
Total deferred tax liabilities (current)	$210	$0

Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$2,273	$3,478
Stock-based compensation	0	(860)
Depreciation on property, equipment and leasehold improvements	(191)	0
Other	451	303
Total deferred tax liabilities (non-current)	$2,533	$2,921

A provision has not been made for additional U.S. Federal taxes as of November 30, 2014 as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at November 30, 2014 and August 31, 2014. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of November 30, 2014, the Company had gross unrecognized tax benefits totaling $5.8 million, including $1.3 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Approximately $0.2 million of these unrecognized tax benefits would have affected the current year effective tax rate if realized as of November 30, 2014. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2015 (in thousands):

Unrecognized income tax benefits at August 31, 2014	$5,501
Additions based on tax positions related to the current year	187
Additions for tax positions of prior years	157
Unrecognized income tax benefits at November 30, 2014	$5,845

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2014, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013 through 2015
State (various)	2011 through 2015

Europe
France	2012 through 2015
United Kingdom	2013 through 2015

16. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At November 30, 2014 the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; Stockholm, Sweden; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During the three months ended November 30, 2014 and 2013, rent expense (including operating costs) for all operating leases amounted to $9.7 million and $8.9 million, respectively. At November 30, 2014 and August 31, 2014, deferred rent reported within the consolidated balance sheet totaled $17.1 million and $18.3 million, of which $14.2 million and $14.9 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities. Approximately $1.7 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2014. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2014, FactSet was in compliance with all covenants contained in the standby letters of credit.

At November 30, 2014, FactSet leases approximately 827,500 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs. During the first three months of fiscal 2015, FactSet entered into the following new lease agreements:

●

Boston, Massachusetts: A new lease amendment was signed to extend and expand FactSet’s existing office space in Boston by 4,809 rentable square feet. The renewal results in incremental future minimum rental payments of $6.6 million through June 2022.

●

Hyderabad, India: A new lease amendment was entered into during November 2014 to renew FactSet’s existing office space in Hyderabad. The renewal results in incremental future minimum rental payments of $2.2 million over the non-cancelable lease term through November 2019.

The Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year as of November 30, 2014 (in thousands):

Years Ended August 31,	Minimum Lease Payments
2015 (remaining nine months)	$19,556
2016	20,952
2017	24,152
2018	22,826
2019	21,295
Thereafter	97,125
Total	$205,906

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2014, the Company had total purchase commitments of $53.3 million. There were no material changes in the Company’s purchase commitments during the first quarter of fiscal 2015.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at November 30, 2014, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At November 30, 2014, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with November 30, 2013. At November 30, 2014 and August 31, 2014, the receivable reserve was $1.6 and $1.7 million, respectively.

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

17. SUBSEQUENT EVENT

On December 16, 2014, the U.S. Congress passed the Tax Increase Prevention Act of 2014 (the “ACT”), which President Obama signed into law on December 19, 2014. The ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate because it was not currently enacted tax law. The timing of FactSet’s ability to recognize the U.S. Federal R&D tax credit has been volatile due to the number of lapses and retroactive re-enactments. The reenactment is expected to result in discrete income tax benefits between $5.0 million and $6.0 million during the second quarter of fiscal 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview

•	Results of Operations

•	Liquidity

•	Capital Resources

•	Foreign Currency

•	Off-Balance Sheet Arrangements

•	Share Repurchase Program

•	Contractual Obligations

•	Dividends

•	Significant Accounting Policies and Critical Accounting Estimates

•	New Accounting Pronouncements

•	Market Trends

•	Forward-Looking Factors

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management clients account for 82.5% of our annual subscription value (“ASV”), with the remainder from investment banking firms that perform Mergers & Acquisitions (“M&A”) advisory work, capital markets services and equity research.

As of November 30, 2014, employee headcount was 6,887, up 7.6% from a year ago. Of this total, 2,070 employees were located in the U.S., 766 in Europe and 4,051 in Asia Pacific. Approximately 55% of our employees are involved with content collection, 22% work in product development, software and systems engineering, another 20% conduct sales and consulting services and the remaining 3% provide administrative support. Employee growth was broad based as we welcomed new classes of software engineers and consultants in the last three months in addition to opening up a new office in Toronto, Canada to meet the needs of our growing client base. We are also product to have been recently named one of the “20 Great Workplaces in Technology” by Great Place to Work®.

Our first quarter performance was a strong start to the year as the underlying growth rate of FactSet continued to expand and translated into double digit earnings per share growth for the eighteenth consecutive quarter. Our growth was broad based across many products and derived from each of our geographic regions. Revenues from our U.S and non-U.S. operations advanced 7.0% and 12.8%, respectively. We continued to capitalize on our opportunities as evidenced by adding 997 net new users, our best first quarter user addition in seven years. This healthy performance pushed our user growth rate to 9.0% over the last 12 months. We were also pleased to see that our organic ASV growth rate accelerated to 8.5% and diluted EPS grew 10.9% to $1.32. Our organic ASV growth rate rose 350 bps since November 2013. Annual client retention remained at greater than 95% of ASV and grew to 93% of clients, up from 92% a year ago. Lastly, on December 15, 2014, our Board of Directors approved a $300 million expansion of our existing share repurchase program. In the past 12 months, we have returned $270 million to stockholders in the form of share repurchases, funded entirely by cash generated from operations.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three months ended November 30, 2014 and 2013, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended
	November 30,
(in thousands, except per share data)	2014	2013	Change
Revenues	$242,676	$222,975	8.8%
Cost of services	97,543	83,250	17.2%
Selling, general and administrative	64,873	64,985	(0.2)%
Operating income	80,260	74,740	7.4%
Net income	$55,860	$52,178	7.1%
Diluted earnings per common share	$1.32	$1.19	10.9%
Diluted weighted average common shares	42,340	43,773

Revenues

Revenues for the three months ended November 30, 2014 were $242.7 million, up 8.8% compared to the prior year. Our revenue growth drivers during fiscal 2015 were increases in clients and users, improvement in our client retention rate, continued growth in our Portfolio Analytics suite of products, rising sales of our wealth management workflow solution, expansion of proprietary content, ASV growth within our sell-side client base and incremental revenues from the acquisition of Matrix, partially offset by lower revenue from a weaker Japanese Yen.

Growth in the Number of Clients and Users of FactSet

Net new client additions in the past 12 months totaled 237, which included 32 clients from the Matrix acquisition. During the first three months of fiscal 2015 we added 19 net new clients, bringing our total client count to 2,762 as of November 30, 2014. We have been pleased with this expansion as we believe the first quarter is not a popular time for new clients to sign-on since they are at the end of their fiscal year and budgeting cycle. At FactSet, we do not count every single company that uses our services as a client. Companies that are on trial are not included, nor are clients with ASV of less than $24,000.

Annual client retention as of November 30, 2014 was greater than 95% of ASV and 93% when expressed as a percentage of clients, an increase from 92% a year ago. The addition and retention of new clients is important to us as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. At November 30, 2014, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of our total client subscriptions, consistent with August 31, 2014.

At November 30, 2014, there were 55,593 professionals using FactSet, an increase of 997 users in the past three months. Our strong retention rate has helped us continue to increase user count each quarter. The addition of 997 users during the just completed first quarter was our highest first quarter addition since November 2007. User count is up 9.0% over the year ago first quarter, representing our highest percentage growth rate in more than three years. The growth in user count was broad based and came from both buy-side and sell-side firms. During the quarter, our investment management clients added 778 net new users, while our investment banking clients added 219 users. We continue to see an uptick from our investment banking clients whose activities had previously languished over the past few years. From what we have seen, M&A and capital markets activities are on the rise. As a result, we have experienced fewer cancellations than expected from our investment banking clients. In the past 12 months, our investment management client base added 3,330 users, while our investment banking clients grew by 1,249 users. We believe that although headcount at our investment banking clients is still under pressure, we continue to make gains at sell-side firms, which constitute approximately 17.5% of our ASV.

Continued Use of our Portfolio Analytics (“PA”) Suite of Products

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth during the first quarter. The PA suite includes separate products and covers a range of workflows around portfolios. The number of clients and users subscribing to PA, Fixed Income in PA, SPAR, Risk and Portfolio Publishing experienced continued growth as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. We continue to see existing clients expand their use of our PA and buy more services that integrate within the portfolio analytics suite. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Sales of our Wealth Management Workflow Solution

Consistent with the past four quarters, wealth management continued to be a growing area for us during the just completed first quarter. Our wealth management clients and users continue to benefit from the ability to tailor our workstations to accommodate their needs and improve their competitive position. In the past year, we have focused product suite and sales teams to address the workflows of these particular client types. We find that our wealth management clients are using more of our PA suite of products in a manner similar to institutional investors. This work flow has helped continue our trend of increasing quarterly wealth management users each quarter for the past five years. We believe our wealth management workstations have performed well against some of our competitors’ products on a number of occasions.

Expansion of our Proprietary Content

We continue to be successful in licensing our proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates as our global content sales team expand the distribution of our content. This type of data is licensed in feed form and includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell side services. StreetAccount, our condensed news product, is an application that sells strongly across all FactSet user types and continues to be in demand due to the ability of our clients to receive up-to-the-minute news offered both through and outside the FactSet workstation.

Growth within the Sell-Side Client Base

ASV from our investment banking clients increased 6.7% year over year as we observed improvements in the IPO and M&A marketplaces coupled with benefits realized from the reinvestment in our wealth management and portfolio analytics suite of products in order to enhance value for our sell-side clients. As of November 30, 2014, our sell-side clients represented 17.5% of our ASV. In addition, our first quarter results benefited from some seasonality within our investment banking side clients. Our further quarter is typically a strong quarter for new banking hires. We saw this trend in 2014 as user count within our investment banking clients increased by 1,252 professionals, which helped us grow revenue in fiscal 2015.

The positive revenue drivers disclosed above were partially offset by a weaker Japanese Yen, which reduced our revenues by $0.4 million or 20 basis points during the first quarter of fiscal 2015 compared to the year ago quarter.

Revenues by Geographic Region

	Three Months Ended
	November 30,
(in thousands)	2014	2013	Change
U.S.	$163,663	$152,911	7.0%
% of revenues	67.4%	68.6%
Europe	$60,610	$53,706	12.9%
Asia Pacific	18,403	16,358	12.5%
International	$79,013	$70,064	12.8%
% of revenues	32.6%	31.4%
Consolidated	$242,676	$222,975	8.8%

Revenues from our U.S. segment increased 7.0% to $163.7 million during the three months ended November 30, 2014 compared to the same period a year ago. Our fiscal 2015 first quarter revenue growth rate in the U.S. of 7.0% reflects increases in the number of users and clients of FactSet, growth in our wealth management solutions, continued use of our Portfolio Analytics products, increased data feed sales of our proprietary content and a strong first quarter from our U.S. investment management sales team. Our U.S. buy-side sales team has seen sustained demand for our fixed income portfolio products, multi-asset class risk and stress testing, attribution and publishing products.

International revenues in the first quarter of fiscal 2015 were $79.0 million, an increase of 12.8% from $70.1 million in the prior year period. Revenues from our international operations accounted for 32.6% of our consolidated revenues during the first quarter of fiscal 2015, up from 31.4% in the year ago quarter, primarily driven by the acquisition of Matrix, which added $2.5 million in revenue to the European segment. Excluding foreign currency effects and the Matrix acquisition completed in the second quarter of fiscal 2014, the year over year growth rates were 8.2% in Europe and 15.2% in Asia Pacific.

European revenue growth of 8.2% was attributable to increases in client and user counts, growth in ASV from our European sell-side clients, strong sales of PA subscriptions, and continued success in selling global proprietary content. The acquisition of Matrix increased the European segment revenue growth rate by 470 basis points in the just completed first quarter while foreign currency exchange rate fluctuations reduced our European growth rate by less than 5 basis points.

Asia Pacific revenues grew to $18.4 million, up 12.5% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased the Asia Pacific revenue growth rate by 270 basis points during the first quarter of fiscal 2015. Asia Pacific revenue growth was primarily due to increased PA subscriptions, net new user and client growth and our ability to sell additional services to existing clients.

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

ASV totaled $970.2 million at November 30, 2014, up 8.5% organically over the prior year. Organic ASV growth of 8.5% excludes $7.3 million of ASV acquired from Matrix and a $2.6 million detriment from foreign currency. Our ASV growth rate has been on an upward trend every quarter over the last year, rising 350 bps since November 2013. Drivers of this improvement have been broad based as our organic ASV growth rates from buy-side and sell-side clients rose to 8.9% and 6.7%, respectively. The percentage of our total ASV derived from buy-side clients increased from 82.2% a year ago to 82.5% at November 30, 2014. ASV from our U.S. operations was $654.0 million, up 7.4% from a year ago. International ASV totaled $316.2 million as of November 30, 2014, up 10.8% organically from a year ago and represented 32.6% of our Company-wide total.

Excluding the impact from foreign currency, ASV increased $9.2 million over the last three months. ASV growth was driven by the net addition of 19 new clients and 997 new users during the quarter, continued expansion of our PA suite of products, growth in deployment of our wealth management workflow solutions and sales of proprietary content.

Operating Expenses

	Three Months Ended November 30,
(in thousands)	2014	2013	Change
Cost of services	$97,543	$83,250	17.2%
Selling, general and administrative (“SG&A”)	64,873	64,985	(0.2)%
Total operating expenses	$162,416	$148,235	9.6%
Operating income	$80,260	$74,740	7.4%
Operating Margin	33.1%	33.5%

Cost of Services

For the three months ended November 30, 2014, cost of services increased 17.2% to $97.5 million compared to $83.3 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 40.2% during the first quarter of fiscal 2015, an increase of 290 basis points over the same prior year period due to higher employee compensation, additional third party data costs and incremental costs from the Matrix acquisition, partially offset by lower computer-related expenses, including depreciation.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 270 basis points in the first quarter of fiscal 2015 compared to the same period a year ago due to new classes of engineers, product developers and consultants hired in the past 12 months, additional hiring at our proprietary content collection locations, providing annual employee base salary increases, the addition of 85 new employees from the acquisition of Matrix and an increase in variable compensation. Over the last 12 months, we have added 184 net new engineering and product development employees and 38 net new consultants, as we continue to improve our applications and service our existing client base. In addition, we hired 184 net new employees to collect more content, primarily at our facilities in India and the Philippines. Third party data costs when expressed as a percentage of revenues increased 40 basis points during fiscal 2015. Many of our data contracts are driven by our user and client count, so as we continue to grow in these metrics, our data-related costs also increase. User count rose by 9.0% while client count grew by 9.4% year over year, driving up our third party data costs. Higher than anticipated rates of client adoption of our risk suite and use of certain benchmark families also led to higher data costs. Expenses associated with the operation of the Matrix business increased cost of services, when expressed as a percentage of revenues, by 30 basis points during fiscal 2015 due to compensation paid to the acquired workforce, stock-based compensation from equity based awards granted, incremental third party data costs and amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during the first quarter of fiscal 2015 was a reduction in computer-related expenses. Computer-related expenses, including computer depreciation and maintenance costs, decreased 30 basis points in fiscal 2015 as compared to a year ago due to the continued use of fully depreciated equipment and our transition to more efficient and cost-effective servers in our data centers.

Selling, General and Administrative

For the three months ended November 30, 2014, SG&A expenses decreased 0.2% to $64.9 million from $65.0 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased 240 basis points to 26.7% during the first quarter of fiscal 2015 due to lower compensation from employees performing SG&A roles and reductions in marketing and occupancy costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 190 basis points from the year ago first quarter due to a higher percentage of our employee base working in a cost of services capacity versus SG&A. Of our total employee headcount increase in the last 12 months, 91% was within our software engineering, content collection and product development teams, which are all included within cost of services. As such, SG&A employee compensation declined compared to the growth in cost of services. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, decreased 25 basis points because we did not incur significant capex to fit-out new space in the past 12 months. During the last twelve months FactSet has spent $17.1 million for leasehold improvements and furniture compared to $17.9 million in the same period a year ago resulting in a reduction of occupancy costs year over year when expressed as a percentage of revenues. Marketing expenses decreased by 25 basis points when expressed as a percentage of revenues as the prior year first quarter included costs associated with our U.S symposium, which did not occur in the current year first quarter.

Operating Income and Operating Margin

Operating income increased 7.4% to $80.3 million for the three months ended November 30, 2014 compared to the prior year period. Our operating margin during the first quarter of fiscal 2015 was 33.1%, down from 33.5% a year ago. The Matrix acquisition completed during the second quarter of fiscal 2014 negatively impacted our operating margin by 50 basis points due to higher employee compensation costs and the amortization of acquired intangibles.

Operating Income by Segment

	Three Months Ended November 30,
(in thousands)	2014	2013	Change
U.S.	$44,435	$40,790	8.9%
Europe	26,589	26,245	1.3%
Asia Pacific	9,236	7,705	19.9%
Consolidated	$80,260	$74,740

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Operating income from our U.S. business increased 8.9% to $44.4 million during the three months ended November 30, 2014 compared to $40.8 million in the same period a year ago. The increase in operating income is attributed to $10.8 million of incremental revenues and a decrease in computer depreciation partially offset by increases in employee compensation and third party data costs. U.S. revenue growth was driven by increases in the number of users and clients of FactSet, growth in our wealth management solutions, additional users of our Portfolio Analytics products, increased data feed sales of our proprietary content and a strong first quarter from our U.S. investment management sales team. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. U.S. employee headcount increased 7.0% over the prior year leading to higher employee compensation costs during fiscal 2015. Many of our data contracts are driven by our user and client count, so as we continue to grow in these metrics, our data-related costs also increase.

European operating income increased 1.3% to $26.6 million during the three months ended November 30, 2014 compared to the same period a year ago. European revenue growth of 12.9% was offset by increases in employee compensation and incremental costs from the Matrix acquisition. Excluding the 85 employees acquired from Matrix, our headcount in Europe increased 6.2% year over year, which led to higher employee compensation costs during fiscal 2015. Additional expenses from the acquisition of Matrix lowered our first quarter European operating income by $0.3 million.

Asia Pacific operating income increased 19.9% to $9.2 million compared to $7.7 million a year ago. The increase in Asia Pacific operating income is from incremental revenues of $2.0 million partially offset by higher employee compensation. The Asia Pacific revenues growth of 12.5% during the first quarter of fiscal 2015 was primarily due to sales of our global content, expansion into new markets within Asia, sales of additional services to existing clients, and new client and user growth.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended
	November 30,
(in thousands, except per share data)	2014	2013	Change
Provision for income taxes	$24,830	$22,903	8.4%
Net income	$55,860	$52,178	7.1%
Diluted earnings per share	$1.32	$1.19	10.9%
Effective tax rate	30.8%	30.5%

Income Taxes

For the three months ended November 30, 2014, the provision for income taxes was $24.8 million, up 8.4% from $22.9 million a year ago. This increase was due to a 7.5% increase in pre-tax income and the expiration of the U.S. Federal R&D tax credit on December 31, 2013, which resulted in our inability to realize income tax benefits from the R&D credit during fiscal 2015. The year ago first quarter included income tax benefits of $0.6 million or 80 basis points from the U.S. Federal R&D tax credit as we were able to recognize income tax benefits for four out of the twelve months during fiscal 2014 (prior to its expiration). The U.S. Federal R&D tax credit expired on December 31, 2013 and was not extended as of November 30, 2014, the end of our first quarter. Although U.S. Congress passed the Tax Increase Prevention Act of 2014 (the “ACT”), which President Obama signed into law on December 19, 2014, the bill was not signed into law as of November 30, 2014. Accordingly, we did not recognize any income tax benefits from the Federal R&D tax credit during the just completed first quarter. If we had been able to recognize the full benefit from the U.S. Federal R&D tax credit, our annual effective tax rate would have declined to 29% in both periods presented.

Net Income and Earnings per Share

Net income increased 7.1% to $55.9 million and diluted earnings per share increased 10.9% to $1.32 for the three months ended November 30, 2014. Drivers of the increases include incremental revenues of $19.7 million or 8.8% and a 3.3% decrease in diluted shares outstanding from share repurchases in the last 12 months. Increases in net income and diluted earnings per share during fiscal 2015 were partially offset by a higher annual effective tax rate from the expiration of the U.S. Federal R&D tax credit, incremental employee compensation within cost of services due to the hiring of 406 net new software engineers, product developers and consultants and a rise in third party data costs from additional users and clients added during the last 12 months.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended
	November 30,
	2014	2013
Net cash provided by operating activities	$71,168	$58,139
Capital expenditures (1)	(4,814)	(5,438)
Free cash flow (2)	$66,354	$52,701
Net cash used in investing activities	$(9,716)	$(21,027)
Net cash used in financing activities	$(56,884)	$(63,498)
Cash and cash equivalents at end of period	$115,235	$174,021

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Cash and cash equivalents aggregated to $115.2 million or 18% of our total assets at November 30, 2014, compared with $174.0 million or 26% of our total assets at November 30, 2013 and $116.4 at August 31, 2014 or 18% of our total assets. All of our operating and capital expenditure requirements were financed entirely from cash generated from our operations. Our cash and cash equivalents decreased $1.1 million during the first quarter of fiscal 2015 due to $50.5 million in share repurchases, dividend payments of $16.2 million, capital expenditures of $4.8 million, purchases of investments, net of proceeds, of $4.9 million and $5.7 million from the effects of foreign currency. These cash outflows were partially offset by cash provided by operations of $71.2 million, $7.4 million in proceeds from the exercise of employee stock options and $2.5 million in tax benefits from share-based payment arrangements.

Free cash flow for the first quarter of fiscal 2015 grew 26% to $66.4 million and exceeded net income by 19%. The high level of free cash flow generated during fiscal 2015 was attributable to $55.9 million of net income, $3.9 million of positive working capital changes and $11.4 million in non-cash expenses less $4.8 million in capital expenditures. Year over year free cash flow growth of 26% was due to higher levels of net income, an improvement in our aged receivables and lower taxes paid during the current year first quarter. Our days sales outstanding (“DSO”) improved by one day during the current year first quarter as it declined from 34 days at August 31, 2014 to 33 days as of November 30, 2014. In the year ago first quarter, our DSO declined by one day, going from 30 days at August 31, 2013 to 31 days as of November 30, 2013.

Net cash used in investing activities of $9.7 million during the first quarter of fiscal 2015 was a decrease of $11.3 million from the same period in fiscal 2014 due to the year ago acquisition of Revere for $15.3 million, partially offset by excess cash used in fiscal 2015 to purchase additional short-term certificates of deposit.

Net cash used in financing activities was $56.9 million during the first quarter of fiscal 2015. Of this total, $48.4 million related to the repurchase of 379,854 shares under the existing share repurchase program and $16.2 million was for the payment of quarterly dividends. In addition, during the first quarter of fiscal 2015 we repurchased 17,165 shares for $2.2 million from employees to cover their cost of taxes upon the vesting of previously granted restricted stock as compared to 20,777 shares for $2.3 million in the year ago quarter. Cash dividend payments increased by $1.1 million in the first quarter of fiscal 2015 because our Board approved an 11% increase in the regular quarterly dividend in May 2014. Partially offsetting the use of cash were proceeds received from employee stock plans totaling $7.4 million and related tax benefits of $2.5 million. Net cash used in financing activities was $6.6 million lower in the current year first quarter primarily because of a decrease in share repurchases of $9.5 million partially offset by lower proceeds from stock options as the number of options exercised decreased by 21,599 shares in fiscal 2015.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months. As of November 30, 2014, our total cash and cash equivalents worldwide was $115.2 million with no outstanding borrowings. Approximately $15.6 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $79.5 million in Europe (predominantly within the UK and France) and the remaining $20.1 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $4.8 million for the quarter ended November 30, 2014, down from $5.4 million in the same period a year ago. Approximately $2.4 million or 51% of capital expenditures was for computer equipment  including more servers for our existing data centers, purchasing new laptop computers and peripherals for employees, upgrading existing computer systems in our data collection centers in India and the Philippines and improved telecommunication equipment. The remaining 49% was incurred primarily to complete the fit-out of new office space in Austin, Texas and the initial construction costs of new consolidated space in New York.

Capital Needs

We currently have no outstanding indebtedness, other than the letters of credit issued in the ordinary course of business. Approximately $1.7 million of standby letters of credit have been issued in connection with our current leased office space as of November 30, 2014. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2014 and August 31, 2014, we maintained a zero debt balance and were in compliance with all covenants contained in the standby letters of credit.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $28 million while our non-U.S. dollar denominated expenses are $199 million, which translates into a net foreign currency exposure of $171 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 70% of our employees are located as of November 30, 2014. During the first three months of fiscal 2015, foreign currency movements increased operating income by $0.8 million, compared to a $0.3 million benefit a year ago.

As of November 30, 2014, we maintained foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of our Indian Rupee exposure during the first and second quarter of fiscal 2017. In addition, we held foreign currency forward contracts to hedge approximately 50% of our Philippine Peso exposure through the fourth quarter of fiscal 2015. At November 30, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.8 billion and $0.7 million, respectively. At November 30, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php426.0 million and less than ($0.1) million, respectively. There were no other outstanding foreign exchange forward contracts at November 30, 2014. A loss on derivatives of less than $0.1 million was recorded into operating income during the first quarter of fiscal 2015, compared to a loss of $0.4 million a year ago.

Off-Balance Sheet Arrangements

At November 30, 2014 and August 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

During the first three months of fiscal 2015, we repurchased 379,854 shares for $48.4 million under the existing share repurchase program compared to 530,000 shares for $57.8 million a year ago. On December 15, 2014, our Board of Directors approved a $300 million expansion of the existing share repurchase program. Including the expansion, $338.7 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid from existing and future cash generated by operations.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2014, we had total purchase commitments of $53.3 million. There were no material changes in our purchase commitments during the first three months of fiscal 2015.

At November 30, 2014, FactSet leased approximately 827,500 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. During the first three months of fiscal 2015, we entered into the following new lease agreements:

●

Boston, Massachusetts: A new lease amendment was signed to extend and expand our existing office space in Boston by 4,809 rentable square feet. The renewal results in incremental future minimum rental payments of $6.6 million through June 2022.

●

Hyderabad, India: A new lease amendment was entered into during November 2014 to renew our existing office space in Hyderabad. The renewal results in incremental future minimum rental payments of $2.2 million over the non-cancelable lease term through November 2019.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the three months ended November 30, 2014.

Dividends

On November 12, 2014, a regular quarterly dividend of $0.39 per share was announced. The cash dividend of $16.2 million was paid on December 16, 2014 to common stockholders of record on November 28, 2014 using our existing cash generated from operations. With our dividends and share repurchases, in the aggregate, we have returned $332 million to stockholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2014. There were no significant changes in our accounting policies or critical accounting estimates since the end of fiscal 2014.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices continue to experience volatility. Approximately 82.5% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 17.5% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

We service M&A departments, capital markets and equity research. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a larger percentage of the overall revenues of our clients. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

Business Outlook

The following forward-looking statements reflect our expectations as of December 16, 2014. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2015 Expectations

–	Revenues are expected to range between $244 million and $248 million.

–	Operating margin is expected to range between 32.8% and 33.8%.

–

The annual effective tax rate is expected to range between 31.0% and 32.0% and assumes that the U.S. Federal R&D tax credit is not re-enacted by the end of the second quarter of fiscal 2015 (refer to the subsequent event paragraph below regarding the reenactment of the U.S. Federal R&D tax credit on December 19, 2014).

–	Diluted EPS should range between $1.35 and $1.37.

Subsequent Event

On December 16, 2014, the U.S. Congress passed the Tax Increase Prevention Act of 2014 (the “ACT”), which President Obama signed into law on December 19, 2014. The ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, we had not been permitted to factor it into our effective tax rate because it was not currently enacted tax law. The reenactment is expected to result in discrete income tax benefits between $5.0 million and $6.0 million during the second quarter of fiscal 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $28 million while our non-U.S. dollar denominated expenses are $199 million, which translates into a net foreign currency exposure of $171 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of November 30, 2014, we maintained foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of our Indian Rupee exposure during the first and second quarter of fiscal 2017. In addition, we held foreign currency forward contracts to hedge approximately 50% of our Philippine Peso exposure through the fourth quarter of fiscal 2015. At November 30, 2014, the notional principal and fair value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.8 billion and $0.7 million, respectively. At November 30, 2014, the notional principal and fair value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php426.0 million and less than ($0.1) million, respectively. A loss on derivatives of less than $0.1 million was recorded into operating income during the first quarter of fiscal 2015, compared to a loss of $0.4 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2014. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $5.2 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2014, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2014, would result in a decrease in operating income by $16.7 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2014 would increase the fair value of total assets by $27.1 million and equity by $24.8 million.

Interest Rate Risk

The fair market value of our cash and investments at November 30, 2014 was $140.0 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 16, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2015 to the risk factors identified in the Company’s fiscal 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)   Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2014:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
September 2014	15,000	$123.17	15,000	$85,172
October 2014	230,000	$123.20	230,000	$56,836
November 2014	134,854	$134.85	134,854	$38,651
Total	379,854	$127.33	379,854

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION
10.1	FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, As Amended and Restated (incorporated by reference as Exhibit 10.1 of Form 8-K filed on December 18, 2014)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2015	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President and Chief Financial Officer

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, As Amended and Restated (incorporated by reference as Exhibit 10.1 of Form 8-K filed on December 18, 2014)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document