Form 10-Q
period 2015-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2015-04-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 31, 2015 was 41,766,013.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended February 28, 2015

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues	$247,792	$226,934	$490,468	$449,909

Operating expenses
Cost of services	99,516	87,254	197,059	170,504
Selling, general and administrative	67,628	64,626	132,501	129,610
Total operating expenses	167,144	151,880	329,560	300,114

Operating income	80,648	75,054	160,908	149,795

Other income	534	344	964	685
Income before income taxes	81,182	75,398	161,872	150,480

Provision for income taxes	19,584	22,972	44,414	45,876
Net income	$61,598	$52,426	$117,458	$104,604

Basic earnings per common share	$1.48	$1.23	$2.82	$2.44
Diluted earnings per common share	$1.46	$1.22	$2.78	$2.41

Basic weighted average common shares	41,630	42,547	41,658	42,840
Diluted weighted average common shares	42,306	43,107	42,324	43,432

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
	February 28,		February 28,
(In thousands)	2015	2014	2015	2014

Net income	$61,598	$52,426	$117,458	$104,604

Other comprehensive (loss) income, net of tax
Net unrealized gain on cash flow hedges*	843	387	731	3,284
Foreign currency translation adjustments	(8,011)	3,506	(21,566)	11,654
Other comprehensive (loss) income	(7,168)	3,893	(20,835)	14,938
Comprehensive income	$54,430	$56,319	$96,623	$119,542

* For the three and six months ended February 28, 2015, the unrealized gain on cash flow hedges was net of tax expense of $501 and $434, respectively. The unrealized gain on cash flow hedges disclosed above for the three and six months ended February 28, 2014, was net of tax expense of $231 and $1,961, respectively.

 The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	February 28, 2015	August 31, 2014
	(Unaudited)

ASSETS
Cash and cash equivalents	$122,070	$116,378
Investments	25,335	20,008
Accounts receivable, net of reserves of $1,641 at February 28, 2015 and $1,662 at August 31, 2014	100,038	90,354
Prepaid taxes	15,282	6,532
Deferred taxes	1,617	1,841
Prepaid expenses and other current assets	17,583	14,662
Total current assets	281,925	249,775

Property, equipment and leasehold improvements, at cost	203,431	201,713
Less accumulated depreciation and amortization	(146,738)	(144,072)
Property, equipment and leasehold improvements, net	56,693	57,641

Goodwill	305,893	285,608
Intangible assets, net	43,313	41,855
Deferred taxes	16,782	22,377
Other assets	4,966	5,956
TOTAL ASSETS	$709,572	$663,212

LIABILITIES
Accounts payable and accrued expenses	$30,290	$26,971
Accrued compensation	28,959	42,481
Deferred fees	40,577	36,504
Taxes payable	4,590	5,036
Deferred taxes	1,047	0
Dividends payable	16,234	16,299
Total current liabilities	121,697	127,291

Deferred taxes	2,097	2,921
Taxes payable	6,907	5,501
Long-term debt	35,000	0
Deferred rent and other non-current liabilities	14,787	16,417
TOTAL LIABILITIES	$180,488	$152,130

Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 49,714,486 and 49,110,218 shares issued; 41,630,258 and 41,792,802 shares outstanding at February 28, 2015 and August 31, 2014, respectively	497	491
Additional paid-in capital	471,805	413,754
Treasury stock, at cost: 8,084,228 and 7,317,416 shares at February 28, 2015 and August 31, 2014, respectively	(838,972)	(734,746)
Retained earnings	934,510	849,504
Accumulated other comprehensive loss	(38,756)	(17,921)
TOTAL STOCKHOLDERS’ EQUITY	$529,084	$511,082
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$709,572	$663,212

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended February 28,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$117,458	$104,604
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,222	17,442
Stock-based compensation expense	11,037	10,616
Deferred income taxes	2,697	(1,157)
Gain on sale of assets	(4)	(64)
Tax benefits from share-based payment arrangements	(11,743)	(4,984)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(9,280)	(20,466)
Accounts payable and accrued expenses	4,206	(2,909)
Accrued compensation	(12,753)	(15,949)
Deferred fees	2,624	2,460
Taxes payable, net of prepaid taxes	3,139	9,754
Prepaid expenses and other assets	(1,664)	(331)
Deferred rent and other non-current liabilities	(1,172)	(389)
Other working capital accounts, net	(27)	100
Net cash provided by operating activities	120,740	98,727

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(30,133)	(47,170)
Purchases of investments	(12,437)	(7,487)
Proceeds from sales of investments	7,535	6,871
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(11,764)	(8,032)
Net cash used in investing activities	(46,799)	(55,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(32,286)	(30,011)
Repurchase of common stock	(106,317)	(146,184)
Proceeds from debt	35,000	0
Debt issuance costs	(32)	0
Proceeds from employee stock plans	34,393	16,881
Tax benefits from share-based payment arrangements	11,743	4,984
Net cash used in financing activities	(57,499)	(154,330)

Effect of exchange rate changes on cash and cash equivalents	(10,750)	3,584
Net increase (decrease) in cash and cash equivalents	5,692	(107,837)
Cash and cash equivalents at beginning of period	116,378	196,627
Cash and cash equivalents at end of period	$122,070	$88,790

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2015

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

The accompanying financial data as of February 28, 2015 and for the three and six months ended February 28, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards or Updates Recently Adopted

As of the beginning of fiscal 2015, FactSet implemented all new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first six months of fiscal 2015 that had a material impact on the consolidated financial statements.

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

Income Statement Presentation – Extraordinary and Unusual Items

In January 2015, the FASB issued an accounting standard update that eliminates from GAAP the concept of extraordinary items. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2017, with early adoption permitted. The standard primarily involves presentation and disclosure and, therefore, is not expected to have a material impact on the Company’s financial condition, results of operations or its cash flows.

No other new accounting pronouncements issued or effective as of February 28, 2015 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

(a) Fair Value Hierarchy

The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels. FactSet has categorized its cash equivalents, investments and derivatives within the fair value hierarchy as follows:

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of February 28, 2015 or August 31, 2014.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2015 and August 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
February 28, 2015	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$79,641	$0	$0	$79,641
Certificates of deposit (2)	0	25,335	0	25,335
Derivative instruments (3)	0	2,151	0	2,151
Total assets measured at fair value	$79,641	$27,486	$0	$107,127

Liabilities
Derivative instruments (3)	$0	$171	$0	$171
Total liabilities measured at fair value	$0	$171	$0	$171

	Fair Value Measurements at Reporting Date Using
August 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75,363	$0	$0	$75,363
Certificates of deposit (2)	0	20,008	0	20,008
Derivative instruments (3)	0	1,406	0	1,406
Total assets measured at fair value	$75,363	$21,414	$0	$96,777

Liabilities
Derivative instruments (3)	$0	$591	$0	$591
Total liabilities measured at fair value	$0	$591	$0	$591

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

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, including long-term debt, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three and six months ended February 28, 2015, no fair value adjustments were required for the Company’s non-financial assets or liabilities.

As of February 28, 2015, the fair value of the Company’s long-term debt was $35.0 million, which approximated its carrying amount. FactSet did not have any long-term debt as of August 31, 2014. The fair value of the Company’s long-term debt was determined based on the current rates offered to FactSet for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the three and six months ended February 28, 2015 and 2014, respectively, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of February 28, 2015, FactSet maintained the following foreign currency forward contracts to hedge its Indian Rupee, Philippine Peso, British Pound and Euro exposure:

●

Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of its exposure through the second quarter of fiscal 2017.

●	Philippine Peso - foreign currency forward contracts to hedge approximately 50% of its Philippine Peso exposure through the fourth quarter of fiscal 2015.

●	British Pound - foreign currency forward contracts to hedge approximately 50% of its British Pound exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the second quarter of fiscal 2016.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Feb 28, 2015	Aug 31, 2014	Feb 28, 2015	Aug 31, 2014
Indian Rupee	$37,005	$38,479	$1,335	$700
Philippine Peso	6,500	6,500	128	115
Euro	19,877	0	(171)	0
British Pound	30,539	0	688	0
Total	$93,921	$44,979	$1,980	$815

As of February 28, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion. The gross notional value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php292.8 million. The gross notional value of foreign exchange contracts to purchase British Pound with U.S. dollars was £20.3 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €17.6 million.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Feb 28, 2015	Aug 31, 2014
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$1,377	$114
	Other assets	$774	$1,292
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$171	$591

All derivatives were designated as hedging instruments as of February 28, 2015 and August 31, 2014, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2015 and 2014 (in thousands):

	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain Reclassified from AOCL into Income	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014	(Effective Portion)	2015	2014
Foreign currency forward contracts	$1,192	$761	SG&A	$(152)	$143

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2015 and 2014 (in thousands):

	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014	(Effective Portion)	2015	2014
Foreign currency forward contracts	$974	$4,988	SG&A	$(191)	$(257)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of February 28, 2015, FactSet estimates that approximately $1.2 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 28, 2015 and August 31, 2014, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Consolidated Balance Sheets
February 28, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$2,477	$(326)	$2,151
Fair value of liabilities	(497)	326	(171)
Total	$1,980	$0	$1,980

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2014	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,406	$0	$1,406
Fair value of liabilities	(626)	35	(591)
Total	$780	$35	$815

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and amounts reclassified out of accumulated other comprehensive loss into earnings during the three and six months ended February 28, 2015 and 2014 are as follows (in thousands):

	Three Months Ended February 28, 2015		Three Months Ended February 28, 2014
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(8,011)	$(8,011)	$3,506	$3,506
Realized loss (gain) on cash flow hedges reclassified to earnings (1)	152	95	(143)	(89)
Unrealized gain on cash flow hedges recognized in accumulated other comprehensive loss	1,192	748	761	476
Other comprehensive income (loss)	$(6,667)	$(7,168)	$4,124	$3,893

	Six Months Ended February 28, 2015		Six Months Ended February 28, 2014
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(21,566)	$(21,566)	$11,654	$11,654
Realized loss on cash flow hedges reclassified to earnings (1)	191	120	257	161
Unrealized gain on cash flow hedges recognized in accumulated other comprehensive loss	974	611	4,988	3,123
Other comprehensive (loss) income	$(20,401)	$(20,835)	$16,899	$14,938

(1) Reclassified to Selling, General and Administrative Expenses

The components of accumulated other comprehensive loss is as follows (in thousands):

	Feb 28, 2015	Aug 31, 2014
Accumulated unrealized gains on cash flow hedges, net of tax	$1,241	$510
Accumulated foreign currency translation adjustments	(39,997)	(18,431)
Total accumulated other comprehensive loss	$(38,756)	$(17,921)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, the Netherlands, Latvia, Sweden, Spain, Dubai and Italy. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet service. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $305.9 million of goodwill reported by the Company at February 28, 2015, 68% was recorded in the U.S. segment, 31% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended February 28, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$166,539	$62,554	$18,699	$247,792
Segment operating profit	42,503	27,899	10,246	80,648
Total assets	410,524	236,313	62,735	709,572
Capital expenditures	6,506	123	321	6,950

For the three months ended February 28, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$154,266	$56,023	$16,645	$226,934
Segment operating profit	41,935	24,178	8,941	75,054
Total assets	378,440	218,671	56,854	653,965
Capital expenditures	2,186	106	302	2,594

For the six months ended February 28, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$330,201	$123,164	$37,103	$490,468
Segment operating profit	86,938	54,488	19,482	160,908
Capital expenditures	10,831	208	725	11,764

For the six months ended February 28, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$307,178	$109,728	$33,003	$449,909
Segment operating profit	82,725	50,423	16,647	149,795
Capital expenditures	7,430	192	410	8,032

8. BUSINESS COMBINATIONS

Code Red, Inc.

On February 6, 2015, FactSet acquired Code Red, Inc. (“Code Red”) for $34.6 million. At the time of acquisition, Code Red employed 32 individuals in the U.S. and Europe and had annual subscriptions of $9.3 million. Code Red provides research management technologies to the investment community, including endowments and foundations, institutional asset managers, sovereign wealth funds, pensions, and hedge funds. With the addition of Code Red to FactSet's existing Research Management Solutions (“RMS”), FactSet now offers an RMS for all its clients' workflows, which is consistent with the Company’s strategy of offering software and tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of Code Red’s net tangible and intangible assets, leading to the recognition of goodwill.

The total preliminary purchase price of the acquisition is as follows (in thousands):

Cash consideration	$32,000
Fair value of FactSet stock issued	2,990
Adjustment for changes in working capital	(374)
Total preliminary purchase price	$34,616

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of February 28, 2015. The preliminary purchase price was allocated to Code Red net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. The purchase price is subject to finalizing working capital adjustments.

Based upon the purchase price and preliminary valuation, the allocation is as follows (in thousands):

Tangible assets acquired	$2,469
Amortizable intangible assets
Software technology	4,728
Client relationships	3,089
Non-compete agreements	277
Trade name	127
Goodwill	29,624
Total assets acquired	40,314
Liabilities assumed	(5,698)
Net assets acquired	$34,616

Intangible assets of $8.2 million have been allocated to amortizable intangible assets consisting of software technology, amortized over six years using a straight-line amortization method; client relationships, amortized over seven years using an accelerated amortization method; non-compete agreements, amortized over four years using a straight-line amortization method; and trade name, amortized over three years using a straight-line amortization method.

Goodwill totaling $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Code Red acquisition is included in the U.S. segment and is not deductible for income tax purposes. The results of operations of Code Red have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on February 6, 2015 and did not have a material impact on the second quarter of fiscal 2015. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

Matrix Data Limited

During the second quarter of fiscal 2014, FactSet acquired Matrix Data Limited (“Matrix”) for a total purchase price of $31.8 million. Matrix’ primary line of business is a provider of intelligence to the UK financial services industry, covering market share of mutual fund distribution. Matrix has developed customer, channel and market benchmarking solutions that help clients optimize product distribution and improve marketing effectiveness to drive revenue growth. At the time of acquisition, Matrix had annual subscriptions of $7 million. The acquisition of Matrix allows FactSet to expand its current U.S. advisor-sold investments and insurance products to the UK, with the potential to ultimately expand this coverage throughout continental Europe. The opportunity for FactSet to develop an international presence and complement its existing U.S. product offerings contributed to a purchase price in excess of fair value of the Matrix net tangible and intangible assets, leading to the recognition of goodwill.

The results of operations of Matrix have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition and did not have a material impact on the Company’s operations. Pro forma information has not been presented because the effect of this acquisition was not material on the Company’s consolidated financial results.

Revere Data

On September 1, 2013, FactSet acquired the assets of Revere Data, LLC (“Revere”) to complement the Company's commitment to provide its clients with insightful content sets, for $15.3 million in cash. Revere classifies companies into a unique industry taxonomy and offers a database of supply chain relationships that helps investors identify companies’ interrelationships and mutual dependencies. As of the date of acquisition, Revere had annual subscriptions of $4.9 million. The opportunity for FactSet to offer this robust data to new and existing clients contributed to a purchase price in excess of fair value of the Revere net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction. The results of the operations of Revere have been included in the Company’s Consolidated Statement of Income since the completion of the acquisition on September 1, 2013 and did not have a material impact on the Company’s operations. Pro forma information has not been presented because the effect of this acquisition was not material to the Company’s consolidated financial results.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2015 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2014	$179,434	$103,032	$3,142	$285,608
Goodwill acquired during the period	29,624	0	0	29,624
Foreign currency translations	0	(8,927)	(412)	(9,339)
Balance at February 28, 2015	$209,058	$94,105	$2,730	$305,893

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

Goodwill acquired during the period of $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired from the Code Red acquisition on February 6, 2015.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at February 28, 2015 was 10.5 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during fiscal 2015. If indicators of impairment appear to exist, amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At February 28, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$53,039	$28,482	$24,557
Client relationships	27,861	17,383	10,478
Software technology	26,877	19,912	6,965
Trade names	1,809	1,072	737
Non-compete agreements	2,732	2,156	576
Total	$112,318	$69,005	$43,313

At August 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$56,974	$27,644	$29,330
Client relationships	25,821	17,443	8,378
Software technology	22,881	20,089	2,792
Non-compete agreements	2,465	1,881	584
Trade names	1,729	958	771
Total	$109,870	$68,015	$41,855

During the second quarter of fiscal 2015, $8.2 million of intangible assets were acquired with a weighted average useful life of 6.3 years due to the acquisition of Code Red on February 6, 2015.

Amortization expense recorded for intangible assets was $2.0 million and $2.2 million for the three months ended February 28, 2015 and 2014, respectively. Amortization expense recorded for intangible assets was $4.1 million and $3.9 million for the six months ended February 28, 2015 and 2014, respectively. As of February 28, 2015, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2015 (remaining six months)	$4,023
2016	6,895
2017	6,813
2018	5,688
2019	4,376
Thereafter	15,518
Total	$43,313

11. COMMON STOCK AND EARNINGS PER SHARE

On February 11, 2015, FactSet’s Board of Directors approved a regular quarterly dividend of $0.39 per share, or $1.56 per share per annum. The cash dividend of $16.2 million was paid on March 17, 2015 to common stockholders of record at the close of business on February 27, 2015.

Shares of common stock outstanding were as follows (in thousands):

	Six Months Ended February 28,
	2015	2014
Balance at September 1	41,793	43,324
Common stock issued for employee stock plans	604	389
Stock issued for acquisition of a business	20	0
Repurchase of common stock from employees*	(17)	(21)
Repurchase of common stock under the share repurchase program	(770)	(1,330)
Balance at February 28, 2015 and 2014, respectively	41,630	42,362

* For the six months ended February 28, 2015 and 2014, the Company repurchased 17,165 and 21,289 shares, or $2.2 million and $2.3 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

		Weighted
		Average
	Net Income	Common Shares	Per Share
	(Numerator)	(Denominator)	Amount
For the three months ended February 28, 2015
Basic EPS
Income available to common stockholders	$61,598	41,630	$1.48
Diluted EPS
Dilutive effect of stock options and restricted stock		676
Income available to common stockholders plus assumed conversions	$61,598	42,306	$1.46
For the three months ended February 28, 2014
Basic EPS
Income available to common stockholders	$52,426	42,547	$1.23
Diluted EPS
Dilutive effect of stock options and restricted stock		560
Income available to common stockholders plus assumed conversions	$52,426	43,107	$1.22
For the six months ended February 28, 2015
Basic EPS
Income available to common stockholders	$117,458	41,658	$2.82
Diluted EPS
Dilutive effect of stock options and restricted stock		666
Income available to common stockholders plus assumed conversions	$117,458	42,324	$2.78
For the six months ended February 28, 2014
Basic EPS
Income available to common stockholders	$104,604	42,840	$2.44
Diluted EPS
Dilutive effect of stock options and restricted stock		592
Income available to common stockholders plus assumed conversions	$104,604	43,432	$2.41

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted EPS for the three and six months ended February 28, 2015, while 49,738 were excluded for the three months ended February 28, 2014, because their inclusion would have been anti-dilutive. No stock options were excluded from calculation of diluted EPS for the six months ended February 28, 2014.

For the three and six months ended February 28, 2015, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 494,297. For the three and six months ended February 28, 2014 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,394,821. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria are probable of being achieved. The criterion was not yet probable of being achieved as of February 28, 2015 and 2014 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At February 28, 2015 and August 31, 2014, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At February 28, 2015 and August 31, 2014, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 49,714,486 and 49,110,218 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At February 28, 2015 and August 31, 2014, there were 8,084,228 and 7,317,416 shares of treasury stock (at cost) outstanding, respectively. As a result, 41,630,258 and 41,792,802 shares of FactSet common stock were outstanding at February 28, 2015 and August 31, 2014, respectively. In connection with the acquisition of Code Red on February 6, 2015, FactSet issued 20,207 shares of treasury stock with a fair value of $3.0 million.

Share Repurchase Program

On December 15, 2014, the Company’s Board of Directors approved a $300 million expansion of the existing share repurchase program. During the first six months of fiscal 2015, the Company repurchased 769,854 shares for $104.1 million. At February 28, 2015, $282.9 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first six months of fiscal 2015, 53,495 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2015 (less 17,165 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period in fiscal 2014, 79,774 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2014 (less 21,289 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013

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

During the first six months of fiscal 2015, FactSet granted 625,510 stock options at a weighted average exercise price of $135.40 to existing employees of the Company.

As of February 28, 2015, a total of 3,540,039 stock options were outstanding at a weighted average exercise price of $91.67. Unamortized stock-based compensation of $38.6 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.5 years.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2014	3,482	$79.67
Granted – non-performance based	463	131.31
Exercised	(114)	73.53
Forfeited	(33)	98.28
Balance at November 30, 2014	3,798	$85.98
Granted – non-performance-based	25	139.02
Granted – performance-based	138	148.52
Granted – non-employee Directors grant	14	138.48
Exercised	(403)	61.63
Forfeited	(32)	97.08
Balance at February 28, 2015	3,540	$91.67

The total number of in-the-money options exercisable as of February 28, 2015 was 1.6 million with a weighted average exercise price of $73.17. As of August 31, 2014, 1.9 million in-the-money outstanding options were exercisable with a weighted average exercise price of $68.78. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2015 and August 31, 2014 was $133.1 million and $111.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $155.55 on February 27, 2015 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended February 28, 2015 and 2014 was $32.8 million and $9.0 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2015 and 2014 was $38.8 million and $16.0 million, respectively.

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

July 2012 Performance-based Option Grant

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the first growth target as outlined within the terms of the grant was achieved, thus 20% or 48,314 options vested on August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of Street Account users during fiscal 2014. Due to this accelerated growth and forecasted future usage, the Company estimates that the third 20% tranche will vest by August 31, 2017. Total unamortized stock-based compensation expense as of February 28, 2015 of $0.8 million will be recognized over the remaining vesting period of 2.5 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Third 20%	$0	$774
Fourth 20%	$948	$1,426
Fifth 20%	$2,274	$1,701

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2015.

February 2015 Performance-based Option Grant

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a four year measurement period ending February 28, 2019 and the remaining 68,761 options are eligible to cliff vest based on a two year measurement period ending February 28, 2017. For all Code Red options granted, the option holders must also remain employed by FactSet to be eligible to vest. As of February 28, 2015, total unamortized stock-based compensation of $2.4 million will be recognized as expense over the remaining vesting period of 3.9 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
10%	$(38)	$0
40% (current expectation)	$0	$2,363
70%	$66	$4,134
100%	$94	$5,906

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2015.

Other Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere, FactSet granted 165,949 and 36,695 performance-based stock options, respectively, during fiscal 2014. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of February 28, 2015 FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, FactSet currently estimates that 18,553 options will vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This results in unamortized stock-based compensation expense of $0.4 million to be recognized over the remaining vesting period of 3.5 years.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During the first six months of fiscal 2015, FactSet granted 48,313 restricted stock awards to employees of the Company at a weighted average grant date fair value of $135.66. These restricted stock awards vest over a weighted average period of 3.9 years from grant date.

As of February 28, 2015, a total of 357,321 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $24.8 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.4 years.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2014	368	$89.77
Granted	10	$127.58
Vested*	(53)	$62.85
Canceled/forfeited	(1)	$93.76
Balance at November 30, 2014	324	$95.40
Granted	38	$137.83
Canceled/forfeited	(5)	$95.43
Balance at February 28, 2015	357	$99.85

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

September 2013 Grant of Restricted Stock Units

In connection with the acquisition of Revere in the first quarter of fiscal 2014, FactSet granted 7,744 performance-based restricted stock units on September 17, 2013. Of the 7,744 performance-based restricted stock units granted, 3,872 are estimated to vest based upon the Company’s belief that certain ASV and operating margin targets will be achieved during the measurement period ending August 31, 2017. As of February 28, 2015, unamortized stock-based compensation of $0.3 million will be amortized to compensation expense over the remaining vesting period of 3.5 years. The remaining 3,872 performance-based restricted stock units are expected to be forfeited.

February 2015 Grant of Restricted Stock Units

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 1,724 performance-based restricted stock units. Of the 1,724 performance-based restricted stock units granted, 690 are estimated to vest based upon the Company’s belief that certain Code Red ASV and operating margin targets will be achieved during the measurement period ending February 28, 2017. As of February 28, 2015, unamortized stock-based compensation of $0.1 million will be amortized to compensation expense over the remaining vesting period of 2.0 years. The remaining 1,034 performance-based restricted stock units are expected to be forfeited.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2014	3,222	102
Granted – non performance-based options	(463)	0
Granted – performance-based options	0	0
Restricted stock awards granted*	(26)	0
Share-based awards canceled/forfeited*	35	0
Balance at November 30, 2014	2,768	102
Granted – non performance-based options	(25)	(14)
Granted – performance-based options	(138)	0
Restricted stock awards granted*	(95)	0
Share-based awards canceled/forfeited*	44	0
Balance at February 28, 2015	2,554	88

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

During the three months ended February 28, 2015, employees purchased 17,811 shares at a weighted average price of $116.95 as compared to 20,166 shares at a weighted average price of $89.50 in the same period a year ago. During the six months ended February 28, 2015, employees purchased 33,208 shares at a weighted average price of $113.12 as compared to 36,529 shares at a weighted average price of $88.22 in the same period a year ago. At February 28, 2015, 511,673 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $4.0 million and $3.7 million in matching contributions to employee 401(k) accounts during the six months ended February 28, 2015 and 2014, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $5.8 million and $11.0 million during the three and six months ended February 28, 2015, respectively. Similarly, the Company recognized total stock-based compensation expense of $5.5 million and $10.6 million during the three and six months ended February 28, 2014, respectively. As of February 28, 2015, $63.4 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of February 28, 2015 or August 31, 2014, respectively.

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

Fiscal 2015

–	Q1 2015 – 462,913 non performance-based employee stock options were granted at a weighted average exercise price of $131.31 and a weighted average estimated fair value of $37.67 per share.
–

Q2 2015 – 25,075 non performance-based employee stock options and 137,522 performance-based employee stock options were granted at a weighted average exercise price of $147.05 and a weighted average estimated fair value of $43.05 per share.

Fiscal 2014

–

Q1 2014 – 35,508 non performance-based employee stock options and 36,695 performance-based employee stock options were granted at a weighted average exercise price of $109.49 and a weighted average estimated fair value of $31.78 per share.

–

Q2 2014 – 138,902 non performance-based employee stock options and 165,949 performance-based employee stock options were granted at a weighted average exercise price of $106.03 and a weighted average estimated fair value of $29.14 per share.

The weighted average estimated fair value of employee stock options granted during the first six months of fiscal 2015 and 2014 was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Term structure of risk-free interest rate	0.06% - 2.34%	0.01% - 2.48%	0.06% - 2.34%	0.01% - 2.61%
Expected life (in years)	8.3	7.6	8.2	7.6
Term structure of volatility	21% - 31%	23% - 32%	21% - 31%	23% - 33%
Dividend yield	1.29%	1.35%	1.35%	1.35%
Weighted average estimated fair value	$43.05	$29.14	$39.07	$29.64
Weighted average exercise price	$147.05	$106.03	$135.40	$106.69
Fair value as a percentage of exercise price	29.3%	27.5%	28.9%	27.8%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitle the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards are measured by reducing the grant date price of FactSet’s common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first six months of fiscal 2015, there were 48,313 restricted stock awards granted with a weighted average grant date fair value of $135.66. During the first six months of fiscal 2014, FactSet granted 204,124 restricted stock awards at a weighted average grant date fair value of $101.95.

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 88,590 remain available for future grant as of February 28, 2015. The expiration date of the Directors’ Plan is December 1, 2018.

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

Fiscal 2015

On January 15, 2015, FactSet granted 13,842 stock options to the Company’s non-employee Directors. All of the options granted on January 15, 2015 have a weighted average estimated fair value of $28.18 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.45%
Expected life (in years)	5.4
Expected volatility	23.5%
Dividend yield	1.30%

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

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended February 28, 2015, employees purchased 17,811 shares at a weighted average price of $116.95 as compared to 20,166 shares at a weighted average price of $89.50 in the same period a year ago. During the six months ended February 28, 2015, employees purchased 33,208 shares at a weighted average price of $113.12 as compared to 36,529 shares at a weighted average price of $88.22 in the same period a year ago. Stock-based compensation expense recorded for the three months ended February 28, 2015 and 2014, relating to the employee stock purchase plan was $0.4 million and $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The estimated fair value of employee stock purchase plan grants during the three months ended February 28, 2015 and 2014 were $22.37 and $19.04 per share, respectively, with the following assumptions:

	Three Months Ended February 28,
	2015	2014
Risk-free interest rate	0.03%	0.05%
Expected life (in months)	3	3
Expected volatility	8.1%	10.3%
Dividend yield	1.13%	1.23%

The weighted average estimated fair value of employee stock purchase plan grants during the six months ended February 28, 2015 and 2014 were $21.67 and $17.96 per share, respectively, with the following weighted average assumptions:

	Six Months Ended February 28,
	2015	2014
Risk-free interest rate	0.02%	0.05%
Expected life (in months)	3	3
Expected volatility	8.3%	9.6%
Dividend yield	1.17%	1.29%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
U.S. operations	$64,881	$62,429	$130,839	$122,688
Non-U.S. operations	16,301	12,969	31,033	27,792
Income before income taxes	$81,182	$75,398	$161,872	$150,480
U.S. operations	$15,157	$20,275	$40,817	$39,929
Non-U.S. operations	4,427	2,697	3,597	5,947
Total provision for income taxes	$19,584	$22,972	$44,414	$45,876
Effective tax rate	24.1%*	30.5%	27.4%	30.5%

* On December 16, 2014, the U.S. Congress passed the Tax Increase Prevention Act of 2014 (the “ACT”), which President Obama signed into law on December 19, 2014. The ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate because it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $5.1 million during the second quarter of fiscal 2015 and reduced the Company’s effective tax rate for the quarter to 24.1%.

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The effective tax rate was lower than the U.S. statutory rate of 35% in both periods presented above primarily due to income tax benefits from the reenactment of the U.S. Federal R&D tax credit, foreign income, which is subject to lower statutory tax rates than in the U.S., benefits from foreign tax credits and deductions due to U.S. production activities partially offset by additional state and local income taxes.

The components of the provision for income taxes consist of the following (in thousands):

	Six Months Ended February 28,
	2015	2014
Current
U.S. Federal	$34,492	$38,630
U.S. state and local	2,601	2,573
Non-U.S.	5,186	6,008
Total current taxes	$42,279	$47,211

Deferred
U.S. Federal	$3,561	$(1,205)
U.S. state and local	163	(69)
Non-U.S.	(1,589)	(61)
Total deferred taxes	$2,135	$(1,335)
Total provision for income taxes	$44,414	$45,876

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Feb 28, 2015	Aug 31, 2014
Deferred tax assets
Current
Receivable reserve	$592	$597
Deferred rent	807	1,067
Other	218	177
Net current deferred tax assets	$1,617	$1,841
Non-current
Depreciation on property, equipment and leasehold improvements	$9,657	$9,831
Deferred rent	3,459	3,572
Stock-based compensation	18,319	18,160
Purchased intangible assets, including acquired technology	(16,416)	(10,750)
Other	1,763	1,564
Net non-current deferred tax assets	$16,782	$22,377
Total deferred tax assets	$18,399	$24,218

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	Feb 28, 2015	Aug 31, 2014
Deferred tax liabilities (current)
Other	$1,047	$0
Net current deferred tax liabilities	$1,047	$0

Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$1,992	$3,478
Stock-based compensation	0	(860)
Depreciation on property, equipment and leasehold improvements	(182)	0
Other	287	303
Net non-current deferred tax liabilities	$2,097	$2,921
Total deferred tax liabilities	$3,144	$2,921

A provision has not been made for additional U.S. Federal taxes as of February 28, 2015 on income earned by foreign subsidiaries as all undistributed earnings of such foreign subsidiaries are considered to be invested indefinitely or will be repatriated if it results in no additional U.S. tax liability. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at February 28, 2015 and August 31, 2014. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of February 28, 2015, the Company had gross unrecognized tax benefits totaling $6.9 million, including $1.4 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Approximately $0.5 million of these unrecognized tax benefits would have affected the current year effective tax rate if realized as of February 28, 2015. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2015 (in thousands):

Unrecognized income tax benefits at August 31, 2014	$5,501
Additions based on tax positions related to the current year	524
Additions for tax positions of prior years	882
Unrecognized income tax benefits at February 28, 2015	$6,907

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 28, 2015, the Company remained subject to examination in the following major tax jurisdictions for the fiscal years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013 through 2015
State (various)	2011 through 2015

Europe
France	2012 through 2015
United Kingdom	2013 through 2015

16. LONG-TERM DEBT

On February 6, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). The Credit Agreement provides for a $35 million revolving credit facility (the “Revolving Credit Facility”), under which the Company may request borrowings until its maturity date of February 6, 2018. The Credit Agreement allows FactSet to arrange for additional borrowings with the Lender for an aggregate amount of up to $265 million provided that any such request for additional borrowings must be in a minimum amount of $25 million. At the Company’s option, the borrowing may be in the form of a Eurodollar rate loan, a base rate loan, or a LIBOR daily rate loan.

On February 6, 2015, FactSet borrowed $35 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement may be used for permitted acquisitions and general corporate purposes. The Loan matures on February 6, 2018. There are no prepayment penalties in the event that the Company elects to prepay the Loan prior to its scheduled maturity date. The principal balance is payable in full on the maturity date. The $35 million borrowed under the February 6, 2015 Loan bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within the Consolidated Balance Sheet at February 28, 2015. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the second quarter of fiscal 2015, the Company paid interest of less than $0.1 million on its outstanding Loan amount.

In addition, no commitment fee was owed by FactSet since it borrowed the full amount of the Revolving Credit Facility on February 6, 2015. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method and totaled less than $0.1 million for the quarter ended February 28, 2015.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of February 28, 2015.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At February 28, 2015 the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; Stockholm, Sweden; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

Rent expense (including operating costs) for all operating leases amounted to $9.4 million during the three months ended February 28, 2015 and 2014. Rent expense for all operating leases for the six months of fiscal 2015 and 2014 amounted to $19.1 million and $18.3 million, respectively. At February 28, 2015 and August 31, 2014, deferred rent reported within the consolidated balance sheet totaled $16.1 million and $18.3 million, of which $13.5 million and $14.9 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities. Approximately $1.7 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 28, 2015. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2015, FactSet was in compliance with all covenants contained in the standby letters of credit.

At February 28, 2015, FactSet leases approximately 827,500 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs. During the three months ended February 28, 2015, FactSet did not enter into any new material lease commitments for office space. However, during the first half of fiscal 2015, FactSet entered into the following new material lease agreements:

●

Boston, Massachusetts: A new lease amendment was signed to extend and expand the Company’s existing office space in Boston by 4,809 rentable square feet. The renewal results in incremental future minimum rental payments of $6.6 million through June 2022.

●

Hyderabad, India: A new lease amendment was entered into during November 2014 to renew the Company’s existing office space in Hyderabad. The renewal results in incremental future minimum rental payments of $2.2 million over the non-cancelable lease term through November 2019.

The Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year as of February 28, 2015 (in thousands):

Years Ended August 31,	Minimum Lease Payments
2015 (remaining six months)	$11,921
2016	20,626
2017	23,939
2018	22,699
2019	21,202
Thereafter	96,996
Total	$197,383

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2014, the Company had total purchase commitments of $53.3 million. There were no material changes in the Company’s purchase commitments during the first six months of fiscal 2015.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at February 28, 2015, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At February 28, 2015, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2014. At February 28, 2015 and August 31, 2014, the receivable reserve was $1.6 million and $1.7 million, respectively.

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

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company analysis, multicompany comparisons, industry analysis, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management clients account for 82.8% of our annual subscription value (“ASV”), with the remainder from investment banking firms that perform Mergers & Acquisitions (“M&A”) advisory work, capital markets services and equity research.

As of February 28, 2015, employee headcount was 6,978, up 7.6% from a year ago. Of this total, 2,144 employees were located in the U.S., 814 in Europe and 4,020 in Asia Pacific. Approximately 54% of our employees are involved with content collection, 23% work in product development, software and systems engineering, another 20% conduct sales and consulting services and the remaining 3% provide administrative support. Employee growth was broad based as we welcomed new classes of software engineers and consultants in the last three months. We are proud to have been recently ranked #48 on Fortune’s “100 Best Companies to Work For,” marking our seventh appearance on the list in the last eight years. The Company performed well during the just completed second quarter as ASV, revenue, client and user count, and EPS all grew to record highs. The first half of fiscal 2015 was our strongest first half in ASV growth since fiscal 2011 and we surpassed $1 billion in total ASV. Adjusted diluted EPS growth of 14% represented our 19th consecutive quarter of double-digit EPS growth. Our growth was broad based across many products and derived from each of our geographic regions. Revenues from our U.S and non-U.S. operations advanced 8.0% and 11.8%, respectively. FactSet also acquired Code Red in February 2015, a leading provider of research management technologies to the investment community.

We also announced that our Chairman and CEO, Philip Hadley, will step down after a successful tenure as CEO, but will remain with FactSet as Chairman of the Board of Directors. Mr. Hadley, 52, has served as our CEO since September 2000, during which time we have grown ASV from $151 million to $1 billion. Our current President, 19-year FactSet veteran Philip Snow, will become FactSet’s next CEO, effective July 1, 2015. In addition, we appointed Scott Miller as the our new Executive Vice President, Global Director of Sales, effective January 21, 2015 and promoted Mark Hale to Chief Operating Officer, effective March 16, 2015. On a somber note, Michael F. DiChristina, our former President, Chief Operating Officer and a member of our Board of Directors, passed away on February 26, 2015.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and six months ended February 28, 2015 and 2014, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended February 28,			Six Months Ended February 28,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Revenues	$247,792	$226,934	9.2%	$490,468	$449,909	9.0%
Cost of services	99,516	87,254	14.1%	197,059	170,504	15.6%
Selling, general and administrative	67,628	64,626	4.6%	132,501	129,610	2.2%
Operating income	80,648	75,054	7.5%	160,908	149,795	7.4%
Net income	$61,598	$52,426	17.5%	$117,458	$104,604	12.3%
Diluted earnings per common share	$1.46	$1.22	19.7%	$2.78	$2.41	15.4%
Diluted weighted average common shares	42,306	43,107		42,324	43,432

Revenues

Revenues for the three months ended February 28, 2015 were $247.8 million, up 9.2% compared to the prior year. For the first six months of fiscal 2015, revenues increased 9.0% to $490.5 million. Our revenue growth drivers during fiscal 2015 were increases in clients and users, improvement in our client retention rate, broad based growth globally from investment management clients, rising sales of our wealth management workflow solution, expansion of our proprietary content, continued growth in our Portfolio Analytics suite of products, and an incremental $0.5 million in revenues from the acquisition of Code Red, partially offset by the impact of foreign currency.

Growth in the Number of Clients and Users of FactSet

Net new client growth was strong in the current quarter as we added 56 net new clients organically. At FactSet, we do not count every company that uses our services as a client. Companies that are on trial are not included, nor are clients with ASV of less than $24,000. Client growth during the second quarter of fiscal 2015 marks our 21st consecutive quarter in which we experienced net new client growth. In the past three months, client count rose by 106, which included 50 new clients acquired from the Code Red acquisition and totaled 2,868 at February 28, 2015. Over the past 12 months, we have added 236 net new clients, which helped drive revenue growth.

Annual client retention as of February 28, 2015 was greater than 95% of ASV and 93% when expressed as a percentage of clients, an increase from 92% a year ago. The addition and retention of new clients is important to us as we anticipate that it lays the groundwork for future additional services, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. At February 28, 2015, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of our total client subscriptions, consistent with August 31, 2014.

At February 28, 2015, there were 57,408 professionals using FactSet, an increase of 1,815 users in the past three months. Our strong retention rate has helped us continue to increase user count each quarter. The addition of 1,815 users during the just completed second quarter was our highest ever second quarter addition. User count is up 10.7% over the year ago second quarter, representing our highest percentage growth rate since August 2011. The growth in user count was broad based and came from both buy-side and sell-side firms. During the quarter, our investment management clients added 1,110 net new users, our highest ever quarter for buy-side user additions. We also saw continued growth within our investment banking clients whose activities had previously languished over the past few years. Our investment banking clients added 705 users during the past three months. We have also experienced fewer cancellations than expected from our investment banking clients. In the past 12 months, our investment management client base added 3,381 users, while our investment banking clients grew by 2,164 users. We believe that although headcount at our investment banking clients is still under pressure, we continue to make gains at sell-side firms, which constitute approximately 17.2% of our ASV.

Broad Based Growth Globally from Investment Management Clients

Revenue growth during the just completed second quarter was aided by broad based growth within our investment management clients globally. In the U.S., we saw demand for our fixed income portfolio products, expansion of users focused on credit analysis, sales of equity attribution and our new geographic revenue module in Portfolio Analytics (“PA”). In Europe and Asia Pacific, we had similar client growth from our portfolio analytics suite of products including expanding the footprint of FactSet’s multi-asset class risk and stress test offerings.

Sales of our Wealth Management Workflow Solution

Consistent with the past 12 months, wealth management continued to be a growing area for us during the just completed second quarter. Our wealth management products appeal to our clients and thus are delivering positive returns for FactSet. We continue to find that our workstation can be well-tailored to the needs of our wealth management clients, who operate in both large teams and in small groups, depending on their needs. In the past year, we have focused our product suite and sales teams to address the workflows of these particular client types. We find that our wealth management clients are using more of our PA suite of products in a manner similar to institutional investors. This work flow has helped continue our trend of increasing quarterly wealth management users each quarter for the past five years. We believe our wealth management workstations have performed well against some of our competitors’ products on a number of occasions.

Expansion of our Proprietary Content

We continue to be successful in licensing our proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates as our global content sales team expands the distribution of our content. Clients continue to highly value our industry leading content such as FactSet Fundamentals, FactSet Estimates, StreetAccount news, transcripts, takeover defense and entity mapping data. This type of data is licensed in feed form and also includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell side services. StreetAccount news, our condensed news product, is an application that sells strongly across all FactSet user types and continues to be in demand due to the ability of our clients to receive up-to-the-minute news offered both through and outside the FactSet workstation.

Continued Use of our Portfolio Analytics (“PA”) Suite of Products

Our Portfolio Analytics suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth during the second quarter. The PA suite includes separate products and covers a range of workflows around portfolios. The number of clients and users subscribing to PA, Fixed Income in PA, SPAR, Risk and Portfolio Publishing experienced continued growth as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. We continue to see existing clients expand their use of our PA and buy more services that integrate within the portfolio analytics suite. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Incremental Revenue from the Acquisition of Code Red

On February 6, 2015, we acquired Code Red whose primary line of business is to provide research management technologies to the investment community, including endowments and foundations, institutional asset managers, sovereign wealth funds, pensions, and hedge funds. With the addition of Code Red to FactSet's existing research management solutions, we now offer an RMS for all our clients' workflows. At the time of acquisition, Code Red had annual subscriptions of $9.3 million. For the three months ended February 28, 2015, the acquisition of Code Red added incremental revenue of $0.5 million.

The positive revenue drivers disclosed above were partially offset by the impact of foreign currency, including a weaker Japanese Yen and British Pound Sterling. Foreign currency movements reduced our revenues by $0.8 million or 40 basis points during the second quarter of fiscal 2015 compared to the year ago second quarter. Foreign currency movements reduced our revenues by $1.3 million or 30 basis points during the first half of fiscal 2015 compared to the same period a year ago.

Revenues by Geographic Region

	Three Months Ended February 28			Six Months Ended February 28,
(in thousands)	2015	2014	Change	2015	2014	Change
U.S.	$166,539	$154,266	8.0%	$330,201	$307,178	7.5%
% of revenues	67.2%	68.0%		67.3%	68.3%
Europe	$62,554	$56,023	11.7%	$123,164	$109,728	12.2%
Asia Pacific	18,699	16,645	12.3%	37,103	33,003	12.4%
International	$81,253	$72,668	11.8%	$160,267	$142,731	12.3%
% of revenues	32.8%	32.0%		32.7%	31.7%
Consolidated	$247,792	$226,934	9.2%	$490,468	$449,909	9.0%

Three months ended February 28, 2015 (Quarter-to-date)

Revenues from our U.S. segment increased 8.0% to $166.5 million during the three months ended February 28, 2015 compared to the same period a year ago. Our fiscal 2015 second quarter revenue growth rate in the U.S. of 8.0% reflects increases in the number of users and clients of FactSet, a strong quarter from our U.S. investment management sales team, growth in our wealth management solutions, increased data feed sales of our proprietary content and continued use of our Portfolio Analytics products. Our U.S. buy-side sales team has seen sustained demand for our fixed income portfolio products, multi-asset class risk and stress testing, attribution and publishing products.

International revenues in the second quarter of fiscal 2015 were $81.3 million, an increase of 11.8% from $72.7 million in the prior year period. Revenues from our international operations accounted for 32.8% of our consolidated revenues during the second quarter of fiscal 2015, up from 32.0% in the year ago quarter, primarily driven by strong sequential growth and the acquisition of Matrix, which was completed in the second quarter of fiscal 2014.

European revenue growth of 11.7% was attributable to increases in client and user counts, growth in ASV from our European sell-side clients, strong sales of PA subscriptions, and continued success in selling global proprietary content. Foreign currency exchange rate fluctuations reduced our European growth rate by 50 basis points.

Asia Pacific revenues grew to $18.7 million, up 12.3% from a year ago. The foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar decreased the Asia Pacific revenue growth rate by 340 basis points during the second quarter of fiscal 2015. Asia Pacific revenue growth was primarily due to net new user and client growth, our ability to sell additional services to existing clients and increased PA subscriptions.

Six months ended February 28, 2015 (Year-to-date)

U.S. segment revenue increased 7.5% to $330.2 million during the first half of fiscal 2015 as compared to $307.2 million in the same period a year ago. This revenue growth reflects the addition of users and clients, the deepening commitment to our wealth management solutions, increased demand for our proprietary content, sales of our PA suite of products and acquired revenues from Code Red. International revenues increased 12.3% to $160.3 million during the six months ended February 28, 2015 compared to $142.7 million in the prior year period. European revenues advanced 12.2% due to user and client growth, sales of global proprietary content, and a rise in the number of PA subscriptions. Asia Pacific revenues increased 12.4% in the first half of fiscal 2015 as compared to a year ago due to user and client growth, increased PA subscriptions and our ability to sell additional services to existing clients.

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

ASV totaled $1.005 billion at February 28, 2015, up 8.5% organically over the prior year. Organic ASV growth of 8.5% excludes $9.3 million of ASV acquired from Code Red and a $0.3 million detriment from foreign currency. Our ASV growth rate has been on an upward trend over the last year, rising 300 bps since February 2014. Drivers of this improvement have been broad based as our organic ASV growth rates from buy-side and sell-side clients rose to 8.7% and 7.9%, respectively. The percentage of our total ASV derived from buy-side clients increased from 82.7% a year ago to 82.8% at February 28, 2015. ASV from our U.S. operations was $679.7 million, up 7.4% organically from a year ago. International ASV totaled $324.8 million as of February 28, 2015, up 10.8% organically from a year ago and represented 32.3% of our Company-wide total.

Excluding acquired ASV from Code Red and the impact from foreign currency, ASV increased $25.4 million over the last three months. ASV growth was driven by the net addition of 106 new clients and 1,815 new users during the quarter, growth in deployment of our wealth management workflow solutions, sales of proprietary content, continued expansion of our PA suite of products and an annual price increase for our U.S. investment management clients. As FactSet has done for the past several years, we issued our annual price increase during the second quarter of fiscal 2015. This price increase, which impacted many of our U.S. investment management clients and a smaller percentage of our investment banking clients, increased ASV during the second quarter of fiscal 2015 by $8.3 million, as compared to the prior year price increase of $7.6 million. The annual price increase, as issued each second fiscal quarter, continues to become progressively smaller as more of our clients experience a price increase at the time of contract renegotiation and renewal, which varies by client and occur throughout the year.

Operating Expenses

	Three Months Ended February 28,			Six Months Ended February 28,
(in thousands)	2015	2014	Change	2015	2014	Change
Cost of services	$99,516	$87,254	14.1%	$197,059	$170,504	15.6%
Selling, general and administrative (“SG&A”)	67,628	64,626	4.6%	132,501	129,610	2.2%
Total operating expenses	$167,144	$151,880	10.1%	$329,560	$300,114	9.8%

Operating income	$80,648	$75,054	7.5%	$160,908	$149,795	7.4%
Operating Margin	32.5%	33.1%		32.8%	33.3%

Cost of Services

Three months ended February 28, 2015 (Quarter-to-date)

For the three months ended February 28, 2015, cost of services increased 14.1% to $99.5 million compared to $87.3 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 40.2% during the second quarter of fiscal 2015, an increase of 180 basis points over the same prior year period due to higher employee compensation and incremental costs from the Code Red acquisition, partially offset by lower computer-related expenses, including depreciation.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 240 basis points in the second quarter of fiscal 2015 compared to the same period a year ago due to new classes of engineers, product developers and consultants hired in the past 12 months, additional hiring at our proprietary content collection locations, providing annual employee base salary increases, the addition of 32 new employees from the acquisition of Code Red and an increase in variable compensation. Over the last 12 months, we have added 214 net new engineering and product development employees and 146 net new consultants, as we continue to improve our applications and service our existing client base. In addition, we hired 118 net new employees to collect more content, primarily at our facilities in India and the Philippines. Expenses associated with the operation of the Code Red business increased cost of services, when expressed as a percentage of revenues, by 20 basis points during fiscal 2015 due to compensation paid to the acquired workforce including stock-based compensation from equity based awards granted.

Partially offsetting the growth in cost of services during the second quarter of fiscal 2015 was a reduction in computer-related expenses. Computer-related expenses, including computer depreciation and maintenance costs, decreased 30 basis points in the second quarter of fiscal 2015 as compared to the year ago quarter due to the continued use of fully depreciated equipment and our transition to more efficient and cost-effective servers in our data centers.

Six months ended February 28, 2015 (Year-to-date)

Cost of services increased 15.6% to $197.1 million for the six months ended February 28, 2015 compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 40.2% during fiscal 2015, an increase of 230 basis points from fiscal 2014. The increase was driven by higher employee compensation and third-party data costs, partially offset by lower computer-related expenses.

During fiscal 2015, employee compensation increased 250 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount, incurred higher employer payroll taxes and recorded incremental expenses from the acquisitions of Matrix and Code Red in the past 12 months. Since March 1, 2014, we have hired 118 net new employees for our content collection operations and 214 net new software engineers as we continue to improve our applications that service our existing client base. Matrix and Code Red related expenses during the first half of fiscal 2015 increased cost of services, when expressed as a percentage of revenues, due to compensation paid to the acquired workforce and stock-based compensation expense from equity based awards granted to the new employees. Third party data costs when expressed as a percentage of revenues increased 20 basis points during the first half of fiscal 2015 compared to the first half of last year. Many of our data contracts are driven by our user and client counts, so as those numbers rise, our data-related costs also increase. User count rose by 10.7% while client count grew by 7.1% year over year, driving up our third party data costs. Higher than anticipated rates of client adoption of our risk suite and use of certain benchmark families also led to higher data costs.

Partially offsetting the growth in cost of services during the first half of fiscal 2015 was a reduction in computer-related expenses. Computer-related expenses, including computer depreciation and maintenance costs decreased 30 basis points in the first half of fiscal 2015 as compared to a year ago due to the continued use of fully depreciated servers and our transition to more efficient and cost-effective servers in our data centers.

Selling, General and Administrative

Three months ended February 28, 2015 (Quarter-to-date)

For the three months ended February 28, 2015, SG&A expenses increased 4.6% to $67.6 million from $64.6 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased 120 basis points to 27.3% during the second quarter of fiscal 2015 due to lower compensation from employees performing SG&A roles and a reduction in occupancy costs partially offset by higher professional fees.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 90 basis points from the year ago second quarter due to a higher percentage of our employee base working in a cost of services capacity versus SG&A. Of our total employee headcount increase in the last 12 months, 97% was within our software engineering consulting, content collection and product development teams, which are all included within cost of services. As such, SG&A employee compensation declined compared to the growth in cost of services. Occupancy costs, including rent and depreciation of furniture and fixtures, expressed as a percentage of revenues, decreased 55 basis points because we did not incur significant capital expenditures to fit-out new space in the past 12 months.

Higher professional fees partially offset the reduction in SG&A expenses, when expressed as a percentage of revenues, during the second quarter of fiscal 2015. Professional fees increased 20 basis points in the just completed second quarter as compared to a year ago due to changes in the senior leadership responsible for the Company’s sales function, which resulted in $0.4 million of incremental professional fees.

Six months ended February 28, 2015 (Year-to-date)

SG&A expenses increased 2.2% to $132.5 million during the six months ended February 28, 2015 compared to the same period a year ago. Expressed as a percentage of revenues, SG&A expenses decreased 180 basis points to 27.0% during fiscal 2015 primarily due to lower employee compensation and a reduction in occupancy costs.

Operating Income and Operating Margin

Three months ended February 28, 2015 (Quarter-to-date)

Operating income increased 7.5% to $80.6 million for the three months ended February 28, 2015 compared to the prior year period. Our operating margin during the second quarter of fiscal 2015 was 32.5%, down from 33.1% a year ago. The Code Red acquisition completed during the second quarter of fiscal 2015 negatively impacted our operating margin by 15 basis points due to higher employee compensation costs and the amortization of acquired intangibles.

Operating expenses during the second quarter of fiscal 2015 include a $3.2 million pre-tax charge primarily related to changes in the senior leadership of our sales teams, including the hiring of Scott Miller as FactSet’s new Global Director of Sales and the optimization of our senior sales leadership in our European and Asia Pacific regions. Of this total, $2.4 million was included within SG&A expenses with the remainder reported within cost of services. Adjusted operating margin during the just completed second quarter, which excludes this $3.2 million pre-tax charge, was 33.8%, up 70 basis points over the prior year. Revenue growth of 9.2% year over year and foreign currency benefits drove up our adjusted operating margin in fiscal 2015. During the three months ended February 28, 2015, foreign currency movements increased operating income by $2.1 million, compared to a $0.4 million benefit a year ago.

Six months ended February 28, 2015 (Year-to-date)

Operating income increased 7.4% to $160.9 million during the first half of fiscal 2015 compared to the prior year period. Our operating margin during fiscal 2015 was 32.8%, down from 33.3% a year ago. The acquisitions of Matrix during fiscal 2014 and Code Red during fiscal 2015 lowered our current year operating margin. In addition, as noted earlier, our operating margin in fiscal 2015 was negatively impacted by a $3.2 million pre-tax charge primarily related to changes in the senior leadership of our sales teams, including the optimization of our sales function within our European and Asia Pacific regions

Operating Income by Segment

	Three Months Ended February 28			Six Months ended February 28
(in thousands)	2015	2014	Change	2015	2014	Change
U.S.	$42,503	$41,935	1.4%	$86,938	$82,725	5.1%
Europe	27,899	24,178	15.4%	54,488	50,423	8.1%
Asia Pacific	10,246	8,941	14.6%	19,482	16,647	17.0%
Consolidated	$80,648	$75,054		$160,908	$149,795

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments; U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Three months ended February 28, 2015 (Quarter-to-date)

U.S. operating income increased 1.4% to $42.5 million during the three months ended February 28, 2015 compared to $41.9 million in the same period a year ago. The increase in operating income is attributed to revenue growth of $12.3 million and a decrease in computer depreciation primarily offset by an increase in employee compensation and incremental costs from the Code Red acquisition. U.S. revenue growth was driven by increases in the number of users and clients of FactSet, growth in our wealth management solutions, additional users of our Portfolio Analytics products, increased data feed sales of our proprietary content, the continued strong performance of our U.S. investment management sales team and our annual price increase effective in January 2015 for many of our U.S. investment management clients, which drove revenues up by approximately $1.4 million. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. U.S. employee headcount increased 8.9% over the prior year leading to higher employee compensation costs during fiscal 2015. The acquisition of Code Red in February 2015 reduced operating income by $0.2 million in the just completed second quarter.

European operating income increased 15.4% to $27.9 million during the three months ended February 28, 2015 compared to the same period a year ago. European revenue growth of 11.7% and benefits from a stronger U.S. dollar year over year offset increases in employee compensation. While the impact of foreign currency lowered European revenue growth by 50 basis points, it also lowered operating expenses by $2.3 million, thus helping to drive up operating income in fiscal 2015.

Asia Pacific operating income increased 14.6% to $10.2 million compared to $8.9 million a year ago. The increase in Asia Pacific operating income derives from incremental revenues of $2.1 million partially offset by higher employee compensation. The Asia Pacific revenues growth of 12.3% during the second quarter of fiscal 2015 was primarily due to sales of our global content, expansion into new markets within Asia, sales of additional services to existing clients, and new client and user growth.

Six months ended February 28, 2015 (Year-to-date)

For the first half of fiscal 2015, U.S. operating income was up 5.1% to $86.9 million compared to the year ago period. The increase in operating income is attributed to revenue growth of $23.0 million and a decrease in computer depreciation partially offset by increases in employee compensation and third party data costs.

European operating income rose 8.1% to $54.5 million during the first half of fiscal 2015 compared to the year ago period. The increase in operating income is attributed to $13.4 million of incremental revenues and benefits from foreign currency partially offset by increases in employee compensation. European employee headcount increased 13.5% over the prior year leading to higher employee compensation costs during fiscal 2015.

Asia Pacific operating income advanced 17.0% to $19.5 million during the first half of fiscal 2015 compared to the year ago period. The increase in operating income is attributed to $4.1 million of incremental revenues partially offset by increases in employee compensation. Asia Pacific employee headcount increased 5.8% over the prior year leading to higher employee compensation costs during fiscal 2015.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Provision for income taxes	$19,584	$22,972	(14.7)%	$44,414	$45,876	(3.2)%
Net income	$61,598	$52,426	17.5%	$117,458	$104,604	12.3%
Diluted earnings per share	$1.46	$1.22	19.7%	$2.78	$2.41	15.4%
Effective tax rate	24.1%*	30.5%		27.4%	30.5%

* On December 16, 2014, the U.S. Congress passed the Tax Increase Prevention Act of 2014 (the “ACT”), which President Obama signed into law on December 19, 2014. The ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, we had not been permitted to factor it into our effective tax rate because it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $5.1 million during the second quarter of fiscal 2015 and reduced our effective tax rate for the just completed second quarter to 24.1%.

Income Taxes

Three months ended February 28, 2015 (Quarter-to-date)

For the three months ended February 28, 2015, the provision for income taxes was $19.6 million, down 14.7% from a year ago. This decrease was due to the $5.1 million discrete income tax benefit from the reenactment of the U.S. Federal R&D tax credit. The reenactment also helped reduce our annual effective tax rate to 30.4% compared to 30.5% a year ago.

Six months ended February 28, 2015 (Year-to-date)

For the first six months of fiscal 2015, the provision for income taxes was $44.4 million, down 3.2% from $45.9 million in fiscal 2014 due to the previously disclosed income tax benefits from the reenactment of the U.S. Federal R&D tax credit on during the second quarter of fiscal 2015. Excluding the income tax benefits of $5.1 million, the projected annual effective tax rate for fiscal 2015 is 30.4%, comparable to 30.5% a year ago.

Net Income and Earnings per Share

Three months ended February 28, 2015 (Quarter-to-date)

Net income increased 17.5% to $61.6 million and diluted earnings per share increased 19.7% to $1.46 for the three months ended February 28, 2015. As presented below, adjusted net income advanced 12.0% and excludes an after-tax charge of $2.2 million primarily from changes in the senior leadership of the Company’s sales teams and $5.1 million in income tax benefits primarily from the reenactment of the U.S. Federal R&D tax credit, retroactive to January 1, 2014 and extended to the end of the 2014 calendar year. Adjusted diluted EPS rose 13.9% to $1.39. Adjusted diluted EPS excludes the net effect of the $0.12 benefit from the reenactment of the U.S. Federal R&D tax credit and the $0.05 detriment from the senior leadership changes within the sales organization. The just completed second quarter marks our 19th consecutive quarter of double-digit EPS growth.

Financial measures in accordance with U.S. GAAP including net income and diluted earnings per share have been adjusted below. We use these adjusted financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that these adjusted financial measures and the information they provide are useful to investors because it permits investors to view our performance using the same tools that we use to gauge progress in achieving our goals.

	Three months ended February 28,
(In thousands, except per share data)	2015	2014	Change
GAAP Net income	$61,598	$52,426
Changes in the senior leadership of the Company’s sales teams	2,196	-
Income tax benefits primarily from the U.S. Federal R&D tax credit	(5,079)	-
Adjusted Net income (non-GAAP)	$58,715	$52,426	12.0%

Adjusted Diluted earnings per common share (non-GAAP)	$1.39	$1.22	13.9%
Weighted average common shares (Diluted)	42,306	43,107

The presentation of this financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Drivers of adjusted net income and earnings per share during the second quarter of fiscal 2015 include incremental revenues of $20.9 million or 9.2%, a 1.9% decrease in diluted shares outstanding from share repurchases in the last 12 months and lower expenses from a stronger U.S. dollar partially offset by incremental employee compensation expense within cost of services due to the hiring of 478 net new software engineers, product developers and consultants during the last 12 months. During the second quarter of fiscal 2015, foreign currency movements increased operating income by $2.1 million compared to only $0.4 million during the same period in the prior year.

Six months ended February 28, 2015 (Year-to-date)

During the first six months of fiscal 2015, net income rose 12.3% to $117.5 million and diluted earnings per share increased 15.4% to $2.78 compared to the same period a year ago. Drivers of the increases include incremental revenues of $40.6 million or 9.0%, $5.1 million in income tax benefits from the reenactment of the R&D tax credit, a 2.6% decrease in diluted shares outstanding from share repurchases in the last 12 months and currency benefits from a stronger U.S. dollar. During the first half of fiscal 2015, foreign currency movements increased operating income by $2.9 million compared to only $0.7 million in the first half of the prior year.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended February 28,		Six Months Ended February 28,
	2015	2014	2015	2014
Net cash provided by operating activities	$49,571	$40,588	$120,740	$98,727
Capital expenditures (1)	(6,950)	(2,594)	(11,764)	(8,032)
Free cash flow (2)	$42,621	$37,994	$108,976	$90,695

Net cash used in investing activities	$(37,083)	$(34,791)	$(46,799)	$(55,818)
Net cash used in financing activities	$(614)	$(90,832)	$(57,499)	$(154,330)

Cash and cash equivalents at end of period	$122,070	$88,790

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Cash and cash equivalents aggregated to $122.1 million or 17% of our total assets at February 28, 2015, compared with $88.8 million or 14% of our total assets at February 28, 2014 and $116.4 at August 31, 2014 or 18% of our total assets. We continued our strong commitment to capital return in the just completed second quarter while investing in the growth of our business. Our cash and cash equivalents increased $5.7 million during the first half of fiscal 2015 due to cash provided by operations of $120.7 million, $35.0 million in proceeds from long-term debt, $34.4 million in proceeds from the exercise of employee stock options and $11.7 million in tax benefits from share-based payment arrangements. These cash inflows were partially offset by $106.3 million in share repurchases, $30.1 million in cash used to acquired Code Red in February 2015, dividend payments of $32.3 million, capital expenditures of $11.8 million, purchases of investments, net of proceeds, of $4.9 million and $10.8 million from the effects of foreign currency.

Free cash flow for the second quarter of fiscal 2015 grew 12.2% to $42.6 million. The high level of free cash flow generated during the past three months was attributable to $61.6 million of net income adjusted for $6.8 million in non-cash expenses less $18.8 million of negative working capital changes and $7.0 million in capital expenditures. It is not uncommon for our working capital to be negative during each second quarter due to timing of accounts receivable and payment of estimated tax payments. Historically our accounts receivable balance will increase in the second quarter of each fiscal year and subsequently decrease in the following third quarter as evidenced in previous fiscal years. In each of the last five years, our days sales outstanding (“DSO”) peaked during the second quarter. This year in the second quarter, our DSOs were 36 days compared to 34 days at August 31, 2014 and 39 days at February 28, 2014. We believe the increase in accounts receivable is temporary and, like previous years, should moderate during the third quarter of fiscal 2015. During fiscal 2014, our DSO decreased from 39 days at February 28, 2014 to 34 days by May 31, 2014. However, the current temporary increase in accounts receivable aided the negative working capital changes.

Free cash flow generated over the last twelve months was $265.6 million and exceeded net income by 18%. Included in the twelve month calculation of free cash flow was $287.1 million of net cash provided by operations less $21.5 million of capital expenditures. Free cash flow generated in the last twelve months was up 4.5% from the comparable year ago period due to higher levels of net income, timing of payables and accrued compensation, and a reduction in DSO from improved receivable collections partially offset by incremental capital expenditures and higher tax payments.

Net cash used in investing activities of $37.1 million during the second quarter of fiscal 2015 was an increase of $2.3 million from the same period in fiscal 2014 due to incremental capital expenditures. The acquisition of Code Red in February 2015 resulted in a net cash outflow of $30.1 million compared to $31.9 million in the year ago period for the acquisition of Matrix. In the first six months of fiscal 2015, net cash used in investing activities was $46.8 million, down from $55.8 million during fiscal 2014 due to the acquisitions of both Revere and Matrix during fiscal 2014.

Net cash used in financing activities was $0.6 million during the second quarter of fiscal 2015. Of this total, $55.8 million related to the repurchase of 390,000 shares under the existing share repurchase program and $16.1 million was for the payment of quarterly dividends. Cash dividend payments increased by $1.2 million in the second quarter of fiscal 2015 because our Board approved an 11% increase in the regular quarterly dividend in May 2014. When aggregating regular quarterly dividends paid and shares repurchased over the past 12 months, we have returned $303 million stockholders. Partially offsetting the use of cash were $35.0 million in financing proceeds from drawing down on our new revolving line of credit, $27.0 million from employee stock plans and related tax benefits of $9.3 million. On February 6, 2015, we borrowed $35 million in the form of a Eurodollar rate loan (the “Loan”) under the credit agreement to fund the acquisition of Code Red. The $35.0 million loan matures on February 6, 2018 and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed to acquire Code Red bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within our Consolidated Balance Sheet at February 28, 2015. During the second quarter of fiscal 2015, we paid interest of less than $0.1 million on our outstanding Loan amount. The new revolving line of credit, which can be increased to a maximum of $300 million, will enable us to manage our operational cash needs better between our U.S. and foreign entities as approximately 90% of our cash resides overseas (non-U.S.).

Net cash used in financing activities was $90.2 million lower in the current year second quarter because of the $35 million in proceeds from long-term debt, a decrease in share repurchases of $30.3 million and higher proceeds from stock options exercised as the number of options exercised during the second quarter of fiscal 2015 increased by 266,854 shares compared to the second quarter of 2014. In the first six months of fiscal 2015, net cash used in financing activities was $57.5 million, down from $154.3 million during fiscal 2014 due to proceeds from long-term debt, a reduction in share repurchases and higher proceeds from stock options exercised in fiscal 2015.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months. However, if needed, our new revolving line of credit can be increased to a maximum of $300 million in order to enable us to manage our operational cash needs better between our U.S. and foreign entities. As of February 28, 2014, our total cash and cash equivalents worldwide was $122.1 million with $35.0 million in outstanding borrowings (under the credit agreement). Approximately $11.9 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $87.0 million in Europe (predominantly within the UK and France) and the remaining $23.2 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment and the ability to draw down on our new revolving line of credit will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $7.0 million for the quarter ended February 28, 2015, up from $2.6 million in the same period a year ago. Approximately 60% of our capital expenditures were incurred to complete the fit-out of new office space in Austin, Texas and the initial construction costs of consolidated space in New York. The remaining $2.8 million or 40 % of capital expenditures were for computer equipment  including more servers for our existing data centers, purchasing new laptop computers and peripherals for employees, upgrading existing computer systems in our data collection centers in India and the Philippines and improved telecommunication equipment.

During the first six months of fiscal 2015 capital expenditures were $11.8 million as compared to $8.0 million in the comparable prior year period. Of the $11.8 million, approximately 55% or $6.5 million related to construction costs for new office space in Austin and New York while the remaining $5.3 million or 45% was for computer equipment.

Capital Needs

Long-Term Debt (Credit Agreement)

On February 6, 2015, we entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). The Credit Agreement provides for a $35 million revolving credit facility (the “Revolving Credit Facility”), under which we may request borrowings until its maturity date of February 6, 2018. The Credit Agreement allows us to arrange for additional borrowings with the Lender for an aggregate amount of up to $265 million provided that any such request for additional borrowings must be in a minimum amount of $25 million. At our option, the borrowing may be in the form of a Eurodollar rate loan, a base rate loan, or a LIBOR daily rate loan.

On February 6, 2015, we borrowed $35 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement may be used for permitted acquisitions and general corporate purposes. The Loan matures on February 6, 2018. There are no prepayment penalties in the event that we elect to prepay the Loan prior to its scheduled maturity date. The principal balance is payable in full on the maturity date. The $35 million borrowed under the February 6, 2015 Loan bear interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within the Consolidated Balance Sheet at February 28, 2015. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the second quarter of fiscal 2015, we paid interest of less than $0.1 million on the outstanding Loan amount.

In addition, we owed no commitment fee since we borrowed the full amount of the Revolving Credit Facility on February 6, 2015. Other fees incurred, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method and totaled less than $0.1 million for the quarter ended February 28, 2015.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the Credit Agreement as of February 28, 2015.

As of February 28, 2015, the fair value of our long-term debt was $35.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.7 million of standby letters of credit have been issued in connection with our current leased office space as of February 28, 2015. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2015 and August 31, 2014, we were in compliance with all covenants contained in the standby letters of credit.

Foreign Currency

Foreign Currency Exposure

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $30 million while our non-U.S. dollar denominated expenses are $198 million, which translates into a net foreign currency exposure of $168 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 69% of our employees were located as of February 28, 2015. During the second quarter of fiscal 2015, foreign currency movements increased operating income by $2.1 million, compared to $0.4 million a year ago. During the first six months of fiscal 2015, foreign currency movements increased operating income by $2.9 million, compared to $0.7 million a year ago.

Foreign Currency Hedges

As of February 28, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●

Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of our exposure through the second quarter of fiscal 2017.

●	Philippine Peso - foreign currency forward contracts to hedge approximately 50% of our Philippine Peso exposure through the fourth quarter of fiscal 2015.

●	British Pound - foreign currency forward contracts to hedge approximately 50% of our British Pound exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the second quarter of fiscal 2016.

As of February 28, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion. The gross notional value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php292.8 million. The gross notional value of foreign exchange contracts to purchase British Pound with U.S. dollars was £20.3 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €17.6 million.

There were no other outstanding foreign exchange forward contracts at February 28, 2015. A loss on derivatives of $0.2 million was recorded into operating income during the second quarter of fiscal 2015, compared to a gain of $0.1 million a year ago. During the first half of fiscal 2015, a loss on derivatives of $0.2 million was recorded into operating income, compared to a loss of $0.3 million a year ago.

Off-Balance Sheet Arrangements

At February 28, 2015 and August 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

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

During the first six months of fiscal 2015, we repurchased 769,854 shares for $104.1 million under the existing share repurchase program compared to 1,330,000 shares for $143.8 million a year ago. Including the expansion, $282.9 million remains authorized for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2014, we had total purchase commitments of $53.3 million. There were no material changes in our purchase commitments during the first six months of fiscal 2015.

At February 28, 2014, FactSet leased approximately 827,500 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. During the first six months of fiscal 2015, we entered into the following new lease agreements:

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

As disclosed earlier in the Capital Needs section of this MD&A, we borrowed $35 million in the form of a Eurodollar rate loan to fund the acquisition of Code Red in February 2015. The $35.0 million loan matures on February 6, 2018 and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within our Consolidated Balance Sheet at February 28, 2015.

With the exception of the new leases entered into in the ordinary course of business and the $35 million borrowing to fund the acquisition of Code Red, there were no other significant changes to our contractual obligations during the first six months of fiscal 2015.

Dividends

On February 11, 2015, we announced a regular quarterly dividend of $0.39 per share. The cash dividend of $16.1 million was paid on March 17, 2015 to common stockholders of record on February 27, 2015 using our existing cash generated from operations. With our dividends and share repurchases, in the aggregate, we have returned $303 million to stockholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

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

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices continue to experience volatility. Approximately 82.8% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 17.2% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Business Outlook

The following forward-looking statements reflect our expectations as of March 17, 2015. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2015 Expectations

–	Revenues are expected to range between $251 million and $256 million.

–	Operating margin is expected to range between 33.0% and 34.0%, which includes a 40 basis point reduction from the acquisition of Code Red.

–	The annual effective tax rate is expected to range between 30.0% and 31.0%.

–	Diluted EPS should range between $1.40 and $1.42.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $30 million while our non-U.S. dollar denominated expenses are $198 million, which translates into a net foreign currency exposure of $168 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of February 28, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●

Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2016 and approximately 50% of our exposure through the second quarter of fiscal 2017.

●	Philippine Peso - foreign currency forward contracts to hedge approximately 50% of our Philippine Peso exposure through the fourth quarter of fiscal 2015.
●	British Pound - foreign currency forward contracts to hedge approximately 50% of our British Pound exposure through the second quarter of fiscal 2016.
●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the second quarter of fiscal 2016.

As of February 28, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.2.5 billion. The gross notional value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php292.8 million. The gross notional value of foreign exchange contracts to purchase British Pound with U.S. dollars was £20.3 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €17.6 million.

There were no other outstanding foreign exchange forward contracts at February 28, 2015. A loss on derivatives of $0.2 million was recorded into operating income during the second quarter of fiscal 2015, compared to a gain of $0.1 million a year ago. During the first half of fiscal 2015, a loss on derivatives of $0.2 million was recorded into operating income, compared to a loss of $0.3 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2015. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $11.6 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of February 28, 2015, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2015, would result in a decrease in operating income by $18.9 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2015 would increase the fair value of total assets by $28.1 million and equity by $25.6 million.

Interest Rate Risk

The fair market value of our cash and investments at February 28, 2015 was $147.4 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2015 to the risk factors identified in the Company’s fiscal 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)    Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
December 2014*	60,000	$143.40	60,000	$330,047
January 2015	270,000	$140.76	270,000	$292,043
February 2015	60,000	$152.81	60,000	$282,874
Total	390,000	$143.02	390,000

* On December 15, 2014, FactSet’s Board of Directors approved a $300 million expansion to the existing share repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2015	/s/ MAURIZIO NICOLELLI
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