Form 10-Q
period 2015-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2015-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 30, 2015 was 41,415,629.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2015

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2015	2014	2015	2014
Revenues	$254,522	$231,761	$744,990	$681,671

Operating expenses
Cost of services	100,686	90,661	297,745	261,165
Selling, general and administrative	68,480	68,063	200,980	197,673
Total operating expenses	169,166	158,724	498,725	458,838

Operating income	85,356	73,037	246,265	222,833

Other income	482	334	1,445	1,018
Income before income taxes	85,838	73,371	247,710	223,851

Provision for income taxes	24,429	21,839	68,843	67,715
Net income	$61,409	$51,532	$178,867	$156,136

Basic earnings per common share	$1.48	$1.22	$4.29	$3.66
Diluted earnings per common share	$1.45	$1.21	$4.23	$3.62

Basic weighted average common shares	41,628	42,166	41,648	42,615
Diluted weighted average common shares	42,297	42,615	42,317	43,170

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2015	2014	2015	2014

Net income	$61,409	$51,532	$178,867	$156,136

Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on cash flow hedges*	(1,020)	2,341	(289)	5,625
Foreign currency translation adjustments	(4,187)	545	(25,753)	12,199
Other comprehensive (loss) income	(5,207)	2,886	(26,042)	17,824
Comprehensive income	$56,202	$54,418	$152,825	$173,960

* For the three and nine months ended May 31, 2015, the unrealized loss on cash flow hedges were net of tax benefits of $606 and $172, respectively. The unrealized gain on cash flow hedges disclosed above for the three and nine months ended May 31, 2014, was net of tax expense of $1,391 and $3,352, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	May 31, 2015	August 31, 2014
	(Unaudited)
ASSETS
Cash and cash equivalents	$157,895	$116,378
Investments	25,020	20,008
Accounts receivable, net of reserves of $1,665 at May 31, 2015 and $1,662 at August 31, 2014	91,860	90,354
Prepaid taxes	12,190	6,532
Deferred taxes	1,770	1,841
Prepaid expenses and other current assets	15,479	14,662
Total current assets	304,214	249,775

Property, equipment and leasehold improvements, at cost	206,063	201,713
Less accumulated depreciation and amortization	(151,605)	(144,072)
Property, equipment and leasehold improvements, net	54,458	57,641

Goodwill	307,231	285,608
Intangible assets, net	41,561	41,855
Deferred taxes	16,531	22,377
Other assets	4,081	5,956
TOTAL ASSETS	$728,076	$663,212

LIABILITIES
Accounts payable and accrued expenses	$31,445	$26,971
Accrued compensation	36,780	42,481
Deferred fees	44,323	36,504
Taxes payable	2,959	5,036
Deferred taxes	1,071	0
Dividends payable	18,274	16,299
Total current liabilities	134,852	127,291

Deferred taxes	1,711	2,921
Taxes payable	6,381	5,501
Long-term debt	35,000	0
Deferred rent and other non-current liabilities	17,757	16,417
TOTAL LIABILITIES	$195,701	$152,130

Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 50,062,210 and 49,110,218 shares issued; 41,531,220 and 41,792,802 shares outstanding at May 31, 2015 and August 31, 2014, respectively	501	491
Additional paid-in capital	508,402	413,754
Treasury stock, at cost: 8,530,990 and 7,317,416 shares at May 31, 2015 and August 31, 2014, respectively	(910,210)	(734,746)
Retained earnings	977,645	849,504
Accumulated other comprehensive loss	(43,963)	(17,921)
TOTAL STOCKHOLDERS’ EQUITY	$532,375	$511,082

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$728,076	$663,212

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(In thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$178,867	$156,136
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,229	25,852
Stock-based compensation expense	17,112	17,425
Deferred income taxes	3,041	(2,038)
Gain on sale of assets	(17)	(62)
Tax benefits from share-based payment arrangements	(23,926)	(6,815)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(1,159)	(9,001)
Accounts payable and accrued expenses	5,973	(2,260)
Accrued compensation	(5,496)	(7,368)
Deferred fees	5,951	4,709
Taxes payable, net of prepaid taxes	16,213	20,777
Prepaid expenses and other assets	78	(1,931)
Deferred rent and other non-current liabilities	1,873	(1,241)
Other working capital accounts, net	103	(461)
Net cash provided by operating activities	222,842	193,722

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(33,556)	(46,873)
Purchases of investments	(12,437)	(7,818)
Proceeds from sales of investments	7,535	6,871
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(15,391)	(11,704)
Net cash used in investing activities	(53,849)	(59,524)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(48,404)	(44,736)
Repurchase of common stock	(177,556)	(205,154)
Proceeds from debt	35,000	0
Debt issuance costs	(32)	0
Proceeds from employee stock plans	51,852	26,799
Tax benefits from share-based payment arrangements	23,926	6,815
Net cash used in financing activities	(115,214)	(216,276)

Effect of exchange rate changes on cash and cash equivalents	(12,262)	4,309
Net increase (decrease) in cash and cash equivalents	41,517	(77,769)
Cash and cash equivalents at beginning of period	116,378	196,627
Cash and cash equivalents at end of period	$157,895	$118,858

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2015

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. FactSet combines content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy- and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services such as workstations, content and applications.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The accompanying financial data as of May 31, 2015 and for the three and nine months ended May 31, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2014.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards or Updates Recently Adopted

As of the beginning of fiscal 2015, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first nine months of fiscal 2015 that had a material impact on the consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

Reporting Discontinued Operations

In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2016. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update which provides clarified principles for recognizing revenue arising from contracts with clients and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract with a client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Going Concern

In August 2014, the FASB issued an accounting standard update that requires management to evaluate and disclose whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern within one year after financial statements are issued. The evaluation and disclosure will be required to be made for both annual and interim reporting periods, if applicable, along with an evaluation as to whether management’s plans alleviate that doubt. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2017. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

Simplification Guidance on Debt Issuance Costs

In April 2015, the FASB issued an accounting standard update which changes the presentation of debt issuance costs in the applicable financial statements. Under the accounting standard update, an entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2017. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

Customers’ Accounting for Cloud Computing Costs

In April 2015, the FASB issued an accounting standard update to provide guidance on a customer’s accounting for cloud computing costs. Under the accounting standard update, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with how the accounting for software licenses is accounted for under previously issued guidance. If the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2017. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of May 31, 2015 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 1 – applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets and liabilities include the Company’s corporate money market funds that are classified as cash equivalents.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of May 31, 2015 or August 31, 2014.

(b) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2015 and August 31, 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
May 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$91,290	$0	$0	$91,290
Certificates of deposit (2)	0	25,020	0	25,020
Derivative instruments (3)	0	972	0	972
Total assets measured at fair value	$91,290	$25,992	$0	$117,282

Liabilities
Derivative instruments (3)	$0	$620	$0	$620
Total liabilities measured at fair value	$0	$620	$0	$620

	Fair Value Measurements at Reporting Date Using
August 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75,363	$0	$0	$75,363
Certificates of deposit (2)	0	20,008	0	20,008
Derivative instruments (3)	0	1,406	0	1,406
Total assets measured at fair value	$75,363	$21,414	$0	$96,777

Liabilities
Derivative instruments (3)	$0	$591	$0	$591
Total liabilities measured at fair value	$0	$591	$0	$591

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

(c) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, including long-term debt, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three and nine months ended May 31, 2015, no fair value adjustments were required for the Company’s non-financial assets or liabilities.

As of May 31, 2015, the fair value of the Company’s long-term debt was $35.0 million, which approximated its carrying amount. FactSet did not have any long-term debt as of August 31, 2014. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). The Company’s primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the three and nine months ended May 31, 2015 and 2014, respectively, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of May 31, 2015, FactSet maintained the following foreign currency forward contracts to hedge its Indian Rupee, Philippine Peso, British Pound and Euro exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2017.

●	Philippine Peso - foreign currency forward contracts to hedge approximately 50% of its Philippine Peso exposure through the fourth quarter of fiscal 2015.

●	British Pound - foreign currency forward contracts to hedge approximately 50% of its British Pound exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the second quarter of fiscal 2016.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	May 31, 2015	Aug 31, 2014	May 31, 2015	Aug 31, 2014
Indian Rupee	$47,860	$38,479	$453	$700
Philippine Peso	3,000	6,500	26	115
Euro	14,737	0	(424)	0
British Pound	22,618	0	297	0
Total	$88,215	$44,979	$352	$815

As of May 31, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.3 billion. The gross notional value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php 135.2 million. The gross notional value of foreign exchange contracts to purchase British Pound with U.S. dollars was £15.0 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €13.0 million.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	May 31, 2015	Aug 31, 2014
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$972	$114
	Other assets	$0	$1,292
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$424	$591
	Deferred rent and other non-current liabilities	$196	0

All derivatives were designated as hedging instruments as of May 31, 2015 and August 31, 2014, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2015 and 2014 (in thousands):

	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014	(Effective Portion)	2015	2014
Foreign currency forward contracts	$(1,903)	$3,673	SG&A	$(277)	$(59)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2015 and 2014 (in thousands):

	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014	(Effective Portion)	2015	2014
Foreign currency forward contracts	$(929)	$8,661	SG&A	$(468)	$(316)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of May 31, 2015, FactSet estimates that approximately $0.5 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of May 31, 2015 and August 31, 2014, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Consolidated Balance Sheets
May 31, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,424	$(452)	$972
Fair value of liabilities	(1,072)	452	(620)
Total	$352	$0	$352

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2014	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,406	$0	$1,406
Fair value of liabilities	(626)	35	(591)
Total	$780	$35	$815

6. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income and amounts reclassified out of accumulated other comprehensive loss into earnings during the three and nine months ended May 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended May 31,
	2015		2014
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(4,187)	$(4,187)	$545	$545
Realized loss on cash flow hedges reclassified to earnings (1)	277	174	59	37
Unrealized (loss) gain on cash flow hedges recognized in accumulated other comprehensive loss	(1,903)	(1,194)	3,673	2,304
Other comprehensive (loss) income	$(5,813)	$(5,207)	$4,277	$2,886

	Nine Months Ended May 31,
	2015		2014
	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(25,753)	$(25,753)	$12,199	$12,199
Realized loss on cash flow hedges reclassified to earnings (1)	468	294	316	199
Unrealized (loss) gain on cash flow hedges recognized in accumulated other comprehensive loss	(929)	(583)	8,661	5,426
Other comprehensive (loss) income	$(26,214)	$(26,042)	$21,176	$17,824

(1) Reclassified to Selling, General and Administrative Expenses

The components of accumulated other comprehensive loss is as follows (in thousands):

	May 31, 2015	Aug 31, 2014
Accumulated unrealized gains on cash flow hedges, net of tax	$221	$510
Accumulated foreign currency translation adjustments	(44,184)	(18,431)
Total accumulated other comprehensive loss	$(43,963)	$(17,921)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. FactSet’s CODM is its Chief Executive Officer, who is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, Italy, Ireland, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $307.2 million of goodwill reported by the Company at May 31, 2015, 69% was recorded in the U.S. segment, 30% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

For the three months ended May 31, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$172,070	$63,156	$19,296	$254,522
Segment operating profit	43,332	31,187	10,837	85,356
Total assets	433,177	232,171	62,728	728,076
Capital expenditures	2,977	142	508	3,627

For the three months ended May 31, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$156,241	$58,265	$17,255	$231,761
Segment operating profit	39,081	24,732	9,224	73,037
Total assets	363,959	237,286	58,391	659,636
Capital expenditures	3,099	188	385	3,672

For the nine months ended May 31, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$502,271	$186,320	$56,399	$744,990
Segment operating profit	130,271	85,675	30,319	246,265
Capital expenditures	13,808	350	1,233	15,391

For the nine months ended May 31, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$463,419	$167,993	$50,259	$681,671
Segment operating profit	121,806	75,155	25,872	222,833
Capital expenditures	10,529	380	795	11,704

8. BUSINESS COMBINATIONS

Code Red, Inc.

On February 6, 2015, FactSet acquired Code Red, Inc. (“Code Red”) for $34.8 million. At the time of acquisition, Code Red employed 32 individuals and had annual subscriptions of $9.3 million. Code Red provides research management technologies to the investment community, including endowments and foundations, institutional asset managers, sovereign wealth funds, pensions, and hedge funds. With the addition of Code Red to FactSet's existing Research Management Solutions (“RMS”), FactSet now offers an RMS for all its clients' workflows, which is consistent with the Company’s strategy of offering software and tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of Code Red’s net tangible and intangible assets, leading to the recognition of goodwill.

The total preliminary purchase price of the acquisition is as follows (in thousands):

Cash consideration	$32,000
Fair value of FactSet stock issued	2,990
Adjustment for changes in working capital	(240)
Total preliminary purchase price	$34,750

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of May 31, 2015. The preliminary purchase price was allocated to Code Red net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. The purchase price is subject to finalizing working capital adjustments.

Based upon the purchase price and preliminary valuation, the allocation is as follows (in thousands):

Tangible assets acquired	$2,514
Amortizable intangible assets
Software technology	4,728
Client relationships	3,089
Non-compete agreements	277
Trade name	127
Goodwill	29,627
Total assets acquired	40,362
Liabilities assumed	(5,612)
Net assets acquired	$34,750

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

Goodwill totaling $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Code Red acquisition is included in the U.S. segment and is not deductible for income tax purposes. The results of operations of Code Red have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on February 6, 2015 and the results did not have a material impact on the three and nine months ended May 31, 2015. Pro forma information has not been presented because the effect of this acquisition was not material to the Company’s consolidated financial results.

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

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2015 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2014	$179,434	$103,032	$3,142	$285,608
Goodwill acquired during the period	32,435	0	0	32,435
Foreign currency translations	0	(10,300)	(512)	(10,812)
Balance at May 31, 2015	$211,869	$92,732	$2,630	$307,231

Goodwill is not amortized as it has an estimated indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed an annual goodwill impairment test during the fourth quarter of fiscal year 2014, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value.

Goodwill acquired in fiscal 2015 of $32.4 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets from business acquisitions completed in the first nine months of 2015.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at May 31, 2015 was 10.4 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during fiscal 2015. If indicators of impairment appear to exist, amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At May 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$53,257	$29,458	$23,799
Client relationships	27,753	17,698	10,055
Software technology	26,768	20,216	6,552
Non-compete agreements	2,807	2,314	493
Trade names	1,801	1,139	662
Total	$112,386	$70,825	$41,561

At August 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$56,974	$27,644	$29,330
Client relationships	25,821	17,443	8,378
Software technology	22,881	20,089	2,792
Non-compete agreements	2,465	1,881	584
Trade names	1,729	958	771
Total	$109,870	$68,015	$41,855

During nine months ended May 31, 2015, $9.1 million of intangible assets were acquired with a weighted average useful life of 6.3 years.

Amortization expense recorded for intangible assets was $2.3 million and $2.4 million for the three months ended May 31, 2015 and 2014, respectively. Amortization expense recorded for intangible assets was $6.4 million and $6.2 million for the nine months ended May 31, 2015 and 2014, respectively. As of May 31, 2015, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2015 (remaining three months)	$1,772
2016	6,997
2017	6,915
2018	5,788
2019	4,467
Thereafter	15,622
Total	$41,561

11. COMMON STOCK AND EARNINGS PER SHARE

On May 12, 2015, FactSet’s Board of Directors approved a regular quarterly dividend of $0.44 per share, or $1.76 per share per annum. The cash dividend of $18.3 million was paid on June 16, 2015 to common stockholders of record at the close of business on May 29, 2015.

Shares of common stock outstanding were as follows (in thousands):

	Nine Months Ended May 31,
	2015	2014
Balance at September 1	41,793	43,324
Common stock issued for employee stock plans	951	562
Stock issued for acquisition of a business	20	0
Repurchase of common stock from employees*	(23)	(41)
Repurchase of common stock under the share repurchase program	(1,210)	(1,829)
Balance at May 31, 2015 and 2014, respectively	41,531	42,016

*For the nine months ended May 31, 2015 and 2014, the Company repurchased 23,192 and 41,093 shares, or $3.1 million and $4.4 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)	Weighted Average Common Share (Denominator)	Per Share Amount
For the three months ended May 31, 2015
Basic EPS
Income available to common stockholders	$61,409	41,628	$1.48
Diluted EPS
Dilutive effect of stock options and restricted stock		669
Income available to common stockholders plus assumed conversions	$61,409	42,297	$1.45
For the three months ended May 31, 2014
Basic EPS
Income available to common stockholders	$51,532	42,166	$1.22
Diluted EPS
Dilutive effect of stock options and restricted stock		449
Income available to common stockholders plus assumed conversions	$51,532	42,615	$1.21
For the nine months ended May 31, 2015
Basic EPS
Income available to common stockholders	$178,867	41,648	$4.29
Diluted EPS
Dilutive effect of stock options and restricted stock		669
Income available to common stockholders plus assumed conversions	$178,867	42,317	$4.23
For the nine months ended May 31, 2014
Basic EPS
Income available to common stockholders	$156,136	42,615	$3.66
Diluted EPS
Dilutive effect of stock options and restricted stock		555
Income available to common stockholders plus assumed conversions	$156,136	43,170	$3.62

Dilutive potential common shares consist of stock options and unvested restricted stock awards. No stock options were excluded from the calculation of diluted EPS for the three months ended May 31, 2015, while 49,571 were excluded for the three months ended May 31, 2014, because their inclusion would have been anti-dilutive.

For the three months ended May 31, 2015, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 485,129. For the three months ended May 31, 2014 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 1,389,674.

Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria are probable of being achieved. The criterion was not yet probable of being achieved as of May 31, 2015 and 2014 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At May 31, 2015 and August 31, 2014, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At May 31, 2015 and August 31, 2014, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 50,062,210 and 49,110,218 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At May 31, 2015 and August 31, 2014, there were 8,530,990 and 7,317,416 shares of treasury stock (at cost) outstanding, respectively. As a result, 41,531,220 and 41,792,802 shares of FactSet common stock were outstanding at May 31, 2015 and August 31, 2014, respectively. In connection with the acquisition of Code Red on February 6, 2015, FactSet issued 20,207 shares of treasury stock with a fair value of $3.0 million.

Share Repurchase Program

On December 15, 2014, the Company’s Board of Directors approved a $300.0 million expansion of the existing share repurchase program. During the first nine months of fiscal 2015, the Company repurchased 1,209,954 shares for $174.3 million.

At May 31, 2015, $212.7 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2015, 68,178 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2015 (less 23,192 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period in fiscal 2014, 135,205 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2014 (less 41,093 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013

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

During the first nine months of fiscal 2015, FactSet granted 686,720 stock options at a weighted average exercise price of $137.52 to existing employees of the Company.

As of May 31, 2015, a total of 3,253,586 stock options were outstanding at a weighted average exercise price of $96.05. Unamortized stock-based compensation of $37.5 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.4 years.

A summary of stock option activity is as follows (in thousands, except per share data):

	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2014	3,482	$79.67
Granted – non-performance based	463	131.31
Exercised	(114)	73.53
Forfeited	(33)	98.28
Balance at November 30, 2014	3,798	$85.98
Granted – non-performance-based	25	139.02
Granted – performance-based	138	148.52
Granted – non-employee Directors grant	14	138.48
Exercised	(403)	61.63
Forfeited	(32)	97.08
Balance at February 28, 2015	3,540	$91.67
Granted – non-performance-based	61	159.14
Exercised	(319)	57.30
Forfeited	(28)	122.02
Balance at May 31, 2015	3,254	$96.05

The total number of in-the-money options exercisable as of May 31, 2015 was 1.4 million with a weighted average exercise price of $77.83. As of August 31, 2014, 1.9 million in-the-money outstanding options were exercisable with a weighted average exercise price of $68.78. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2015 and August 31, 2014 was $118.8 million and $111.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $165.17 on May 29, 2015 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2015 and 2014 was $32.1 million and $6.9 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2015 and 2014 was $70.9 million and $22.9 million, respectively.

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

July 2012 Performance-based Option Grant

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the first growth target as outlined within the terms of the grant was achieved, thus 20% or 48,314 options vested on August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of Street Account users during fiscal 2014. As of May 31, 2015, the Company estimates that the third 20% tranche will vest by August 31, 2017, resulting in unamortized stock-based compensation expense of $0.7 million to be recognized over the remaining vesting period of 2.2 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Third 20% (current expectation)	$0	$697
Fourth 20%	$1,120	$1,177
Fifth 20%	$2,594	$1,303

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2015.

February 2015 Performance-based Option Grant

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet to be eligible to vest. Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a four year measurement period ending February 28, 2019 and the remaining 68,761 options are eligible to cliff vest based on a two year measurement period ending February 28, 2017. As of May 31, 2015, total unamortized stock-based compensation of $2.2 million will be recognized as expense over the remaining vesting period of 3.7 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
10%	$(150)	$0
40% (current expectation)	$0	$2,213
70%	$141	$3,872
100%	$281	$5,531

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2015.

Other Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere, FactSet granted 165,949 and 36,695 performance-based stock options, respectively, during fiscal 2014. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of May 31, 2015 FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, FactSet currently estimates that 18,553 options will vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This results in unamortized stock-based compensation expense of $0.4 million to be recognized over the remaining vesting period of 3.2 years.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period. During the first nine months of fiscal 2015, FactSet granted 49,158 restricted stock awards to employees of the Company at a weighted average grant date fair value of $135.96. These restricted stock awards vest over a weighted average period of 3.9 years from grant date.

As of May 31, 2015, a total of 339,298 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $22.7 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.3 years.

A summary of restricted stock award activity is as follows (in thousands, except per award data):

	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2014	368	$89.77
Granted	10	$127.58
Vested	(53)	$62.85
Canceled/forfeited	(1)	$93.76
Balance at November 30, 2014	324	$95.40
Granted	38	$137.83
Canceled/forfeited	(5)	$95.43
Balance at February 28, 2015	357	$99.85
Granted	1	$152.77
Vested	(15)	$85.80
Canceled/forfeited	(4)	$113.57
Balance at May 31, 2015	339	$100.43

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

September 2013 Grant of Restricted Stock Units

In connection with the acquisition of Revere in the first quarter of fiscal 2014, FactSet granted 7,744 performance-based restricted stock units on September 17, 2013. Of the 7,744 performance-based restricted stock units granted, 3,872 are estimated to vest based upon the Company’s belief that certain ASV and operating margin targets will be achieved during the measurement period ending August 31, 2017. As of May 31, 2015, unamortized stock-based compensation of $0.3 million will be amortized to compensation expense over the remaining vesting period of 3.2 years. The remaining 3,872 performance-based restricted stock units are expected to be forfeited.

February 2015 Grant of Restricted Stock Units

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 1,724 performance-based restricted stock units. Of the 1,724 performance-based restricted stock units granted, 690 are estimated to vest based upon the Company’s belief that certain Code Red ASV and operating margin targets will be achieved during the measurement period ending February 28, 2017. As of May 31, 2015, unamortized stock-based compensation of $0.1 million will be amortized to compensation expense over the remaining vesting period of 1.7 years. The remaining 1,034 performance-based restricted stock units are expected to be forfeited.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2014	3,222	102
Granted – non performance-based options	(463)	0
Granted – performance-based options	0	0
Restricted stock awards granted*	(26)	0
Share-based awards canceled/forfeited**	35	0
Balance at November 30, 2014	2,768	102
Granted – non performance-based options	(25)	(14)
Granted – performance-based options	(138)	0
Restricted stock awards granted*	(95)	0
Share-based awards canceled/forfeited**	44	0
Balance at February 28, 2015	2,554	88
Granted – non performance-based options	(61)	0
Restricted stock awards granted*	(2)	0
Share-based awards canceled/forfeited**	39	0
Balance at May 31, 2015	2,530	88

* Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s option plan.

** Under the Company’s option plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended May 31, 2015, employees purchased 13,877 shares at a weighted average price of $132.48 as compared to 18,068 shares at a weighted average price of $88.55 in the same period a year ago. During the nine months ended May 31, 2015, employees purchased 47,085 shares at a weighted average price of $118.82 as compared to 54,597 shares at a weighted average price of $88.33 in the same period a year ago. At May 31, 2015, 497,796 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $6.3 million and $5.7 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2015 and 2014, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $6.1 million and $17.1 million during the three and nine months ended May 31, 2015, respectively. Similarly, the Company recognized total stock-based compensation expense of $6.8 million and $17.4 million during the three and nine months ended May 31, 2014, respectively. As of May 31, 2015, $60.3 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.3 years. There was no stock-based compensation capitalized as of May 31, 2015 or August 31, 2014, respectively.

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

–	Q3 2015 – 61,210 non performance-based employee stock options were granted at a weighted average exercise price of $159.14 and a weighted average estimated fair value of $44.95 per share.

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

–	Q3 2014 - There were no employee stock options granted during the three months ended May 31, 2014.

The weighted average estimated fair value of employee stock options granted during the three and nine months ended May 31, 2015 and 2014 was determined using the binomial model with the following weighted average assumptions:

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Term structure of risk-free interest rate	0.01% - 2.12%	N/A	0.01% - 2.34%	0.01% - 2.61%
Expected life (in years)	8.2	N/A	8.2	7.6 – 7.8
Term structure of volatility	21% - 31%	N/A	21% - 31%	23% - 33%
Dividend yield	1.16%	N/A	1.33%	1.35%
Weighted average estimated fair value	$44.95	N/A	$39.59	$29.64
Weighted average exercise price	$159.14	N/A	$137.52	$106.69
Fair value as a percentage of exercise price	28.2%	N/A	28.8%	27.8%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitle the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards are measured by reducing the grant date price of FactSet’s common stock by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first nine months of fiscal 2015, there were 49,158 restricted stock awards granted with a weighted average grant date fair value of $135.96. During the first nine months of fiscal 2014, FactSet granted 204,124 restricted stock awards at a weighted average grant date fair value of $101.95.

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 88,590 remain available for future grant as of May 31, 2015. The expiration date of the Directors’ Plan is December 1, 2018.

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

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended May 31, 2015, employees purchased 13,877 shares at a weighted average price of $132.48 as compared to 18,068 shares at a weighted average price of $88.55 in the same period a year ago. During the nine months ended May 31, 2015, employees purchased 47,085 shares at a weighted average price of $118.82 as compared to 54,597 shares at a weighted average price of $88.33 in the same period a year ago. Stock-based compensation expense recorded for the three months ended May 31, 2015 and 2014, relating to the employee stock purchase plan was $0.4 million and $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The estimated fair value of employee stock purchase plan grants during the three months ended May 31, 2015 and 2014 were $25.11 and $17.81 per share, respectively, with the following assumptions:

	Three Months Ended May 31,
	2015	2014
Risk-free interest rate	0.02%	0.04%
Expected life (in months)	3	3
Expected volatility	7.2%	13.3%
Dividend yield	1.13%	1.50%

The weighted average estimated fair value of employee stock purchase plan grants during the nine months ended May 31, 2015 and 2014 were $22.68 and $17.91 per share, respectively, with the following weighted average assumptions:

	Nine Months Ended May 31,
	2015	2014
Risk-free interest rate	0.02%	0.04%
Expected life (in months)	3	3
Expected volatility	8.0%	10.8%
Dividend yield	1.16%	1.36%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

	Three Months Ended May 31,			Nine Months Ended May 31,
	2015		2014	2015		2014
U.S. operations	$72,816		$58,943	$203,655		$181,631
Non-U.S. operations	13,022		14,428	44,055		42,220
Income before income taxes	$85,838		$73,371	$247,710		$223,851
U.S. operations	$22,842		$20,631	$63,659		$60,560
Non-U.S. operations	1,587		1,208	5,184		7,155
Total provision for income taxes	$24,429		$21,839	$68,843		$67,715
Effective tax rate	28.5	%*	29.8%	27.8	%*	30.3%

* On December 16, 2014, the U.S. Congress passed the Tax Increase Prevention Act of 2014 (the “ACT”), which President Obama signed into law on December 19, 2014. The ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the tax credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate because it was not enacted tax law. The reenactment resulted in a discrete income tax benefit of $5.1 million during the second quarter of fiscal 2015.

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The effective tax rate was lower than the U.S. statutory rate of 35.0% in both periods presented above primarily due to foreign income, which is subject to lower statutory tax rates than in the U.S., income tax benefits from the reenactment of the U.S. Federal R&D tax credit, benefits from foreign tax credits and deductions due to U.S. production activities partially offset by additional state and local income taxes.

The components of the provision for income taxes consist of the following (in thousands):

	Nine Months Ended May 31,
	2015	2014
Current
U.S. Federal	$58,278	$58,300
U.S. state and local	3,060	2,861
Non-U.S.	6,864	7,452
Total current taxes	$68,202	$68,613

Deferred
U.S. Federal	$2,124	$(631)
U.S. state and local	197	29
Non-U.S.	(1,680)	(296)
Total deferred taxes	$641	$(898)
Total provision for income taxes	$68,843	$67,715

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	May 31, 2015	Aug 31, 2014
Deferred tax assets
Current
Receivable reserve	$588	$597
Deferred rent	707	1,067
Other	475	177
Net current deferred tax assets	$1,770	$1,841
Non-current
Depreciation on property, equipment and leasehold improvements	$10,382	$9,831
Deferred rent	4,640	3,572
Stock-based compensation	16,823	18,160
Purchased intangible assets, including acquired technology	(16,928)	(10,750)
Other	1,614	1,564
Net non-current deferred tax assets	$16,531	$22,377
Total deferred tax assets	$18,301	$24,218

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

	May 31, 2015	Aug 31, 2014
Deferred tax liabilities (current)
Other	$1,071	$0
Net current deferred tax liabilities	$1,071	$0

Deferred tax liabilities (non-current)
Purchased intangible assets, including acquired technology	$1,896	$3,478
Stock-based compensation	0	(860)
Depreciation on property, equipment and leasehold improvements	(182)	0
Other	(3)	303
Net non-current deferred tax liabilities	$1,711	$2,921
Total deferred tax liabilities	$2,782	$2,921

A provision has not been made for additional U.S. Federal taxes as of May 31, 2015 on income earned by foreign subsidiaries as all undistributed earnings of such foreign subsidiaries are considered to be invested indefinitely or will be repatriated if it results in no additional U.S. tax liability. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at May 31, 2015 and August 31, 2014. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of May 31, 2015, the Company had gross unrecognized tax benefits totaling $6.4 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Approximately $0.7 million of these unrecognized tax benefits would have affected the current year effective tax rate if realized as of May 31, 2015. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2015 (in thousands):

Unrecognized income tax benefits at August 31, 2014	$5,501
Additions based on tax positions related to the current year	721
Additions for tax positions of prior years	968
Statute of limitations lapse	(809)
Unrecognized income tax benefits at May 31, 2015	$6,381

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2015, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Fiscal Years
U.S.
Federal	2013 through 2015
State (various)	2011 through 2015

Europe
France	2012 through 2015
United Kingdom	2013 through 2015

16. LONG-TERM DEBT

On February 6, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). The Credit Agreement provides for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which the Company may request borrowings until its maturity date of February 6, 2018. The Credit Agreement allows FactSet to arrange for additional borrowings with the Lender for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. At the Company’s option, the borrowing may be in the form of a Eurodollar rate loan, a base rate loan, or a LIBOR daily rate loan. On May 29, 2015, FactSet and the Lender entered into an agreement dated as of May 27, 2015, to amend the existing Credit Agreement. The amendment revised the definition of a change in control, but all of the other respective terms, conditions and provisions of the Credit Agreement remain the same.

On February 6, 2015, FactSet borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement may be used for permitted acquisitions and general corporate purposes. The Loan matures on February 6, 2018. There are no prepayment penalties in the event that the Company elects to prepay the Loan prior to its scheduled maturity date. The principal balance is payable in full on the maturity date. The $35.0 million borrowed under the February 6, 2015 Loan bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within the Consolidated Balance Sheet at May 31, 2015. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the nine months ended May 31, 2015, the Company paid interest of less than $0.1 million on its outstanding Loan amount.

In addition, no commitment fee was owed by FactSet since it borrowed the full amount of the Revolving Credit Facility on February 6, 2015. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method and totaled less than $0.1 million for the nine months ended May 31, 2015.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of May 31, 2015.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2015 the Company leases approximately 193,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio; and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

Rent expense (including operating costs) for all operating leases amounted to $9.6 million and $9.7 million during the three months ended May 31, 2015 and 2014, respectively. Rent expense for all operating leases for the nine months of fiscal 2015 and 2014 amounted to $28.7 million and $28.0 million, respectively. At May 31, 2015 and August 31, 2014, deferred rent reported within the consolidated balance sheet totaled $19.3 million and $18.3 million, of which $16.3 million and $14.9 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities. Approximately $1.4 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2015. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2015, FactSet was in compliance with all covenants contained in the standby letters of credit.

At May 31, 2015, FactSet leases approximately 883,800 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs. During the nine months ended May 31, 2015, FactSet entered into the following new lease agreements:

●

Boston, Massachusetts: A new lease amendment was signed to extend and expand the Company’s existing office space in Boston by 4,809 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $6.6 million through June 2022.

●	Hyderabad, India:
-

A new lease amendment was entered into during November 2014 to renew the Company’s existing office space in Hyderabad. At the time of signing, the renewal resulted in incremental future minimum rental payments of $2.2 million over the non-cancelable lease term through November 2019.

	-	A new lease agreement was entered into during April 2015 for 44,830 square feet of new office space in Hyderabad. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.8 million over the lease term through September 2020.

●

Manila, Philippines: A new lease agreement was entered into during April 2015 for 13,043 square feet of new office space in Manila. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.5 million over the non-cancelable lease term through June 2020.

The Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year as of May 31, 2015 (in thousands):

Years Ended August 31,	Minimum Lease Payments
2015 (remaining three months)	$5,565
2016	21,101
2017	24,430
2018	23,277
2019	22,083
Thereafter	96,933
Total	$193,389

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2014, the Company had total purchase commitments of $53.3 million. There were no material changes in the Company’s purchase commitments during fiscal 2015.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information at May 31, 2015, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company’s consolidated financial position, its results of operations or its cash flows.

Income Taxes

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance (see Note 15). FactSet is currently under audit by tax authorities and has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. The Company believes that the final outcome of these examinations or settlements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

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

Accounts Receivable - Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At May 31, 2015, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2014. As of each of May 31, 2015 and August 31, 2014, the receivable reserve was $1.7 million.

Derivative Instruments - As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related to CDS as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties.

18. SUBSEQUENT EVENTS

As previously disclosed in the Company’s Form 8-K filed with the SEC on July 2, 2015, FactSet’s Chairman and Chief Executive Officer (“CEO”), Philip Hadley, stepped down as CEO effective July 1, 2015. He will remain an employee of FactSet and continue to serve as the Company’s Chairman of the Board of Directors. The Company’s President, 19-year FactSet veteran Philip Snow, was named the Company’s new CEO, effective July 1, 2015.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview
•	Results of Operations
•	Liquidity
•	Capital Resources
•	Foreign Currency
•	Off-Balance Sheet Arrangements
•	Share Repurchase Program
•	Contractual Obligations
•	Dividends
•	Significant Accounting Policies and Critical Accounting Estimates
•	New Accounting Pronouncements
•	Market Trends
•	Management Changes
•	Forward-Looking Factors

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management (buy-side) clients account for 82.8% of our annual subscription value (“ASV”), with the remainder from investment banking firms (sell-side) that perform Mergers & Acquisitions (“M&A”) advisory work, capital markets services and equity research.

FactSet continued its strong performance during the just completed third quarter as each key operating metric experienced healthy growth. We grew organic ASV growth by $17.0 million in the last three months compared to $12.3 million in the year ago third quarter, which resulted in driving up our ASV growth rate to 8.9%, up from 6.8% a year ago. Our ASV growth rate of 8.9% is our highest rate of growth in three years. Other key metrics such as revenues, adjusted EPS, free cash flow, user count and client count all grew to new highs. Our 13.6% increase in adjusted EPS represented our 20th consecutive quarter of double-digit adjusted EPS growth. Excluding incremental revenue from acquisitions and the effects of foreign currency, revenues from our U.S and non-U.S. operations increased 8.6% and 10.5%, respectively. Our dividend increased this quarter by 12.8% and, including share repurchases, $317 million has been returned to shareholders over the last 12 months.

One of the keys to our growth and the enhancement of our applications and services is the continued investment in and development of our people. As of May 31, 2015, employee headcount was 6,951, up 9.1% from a year ago. Of our total employees, 2,124 were located in the U.S., 794 in Europe and 4,033 in Asia Pacific. Approximately 54% of our employees were involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provided administrative support. FactSet was ranked #48 on Fortune’s “100 Best Companies to Work For,” marking the Company's seventh appearance on the list in the last eight years. FactSet was also recognized as one of the UK’s “Best Workplaces” by the Great Place to Work® Institute UK for the seventh consecutive year, listed in Crain’s “Chicago’s Best Places to Work” for the third year in a row and included in the “2015 Best Places to Work in France” list for the fourth consecutive year.

Results of Operations

For an understanding of the significant factors that influenced our performance during the three and nine months ended May 31, 2015 and 2014, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2015	2014	Change	2015	2014	Change
Revenues	$254,522	$231,761	9.8%	$744,990	$681,671	9.3%
Cost of services	100,686	90,661	11.1%	297,745	261,165	14.0%
Selling, general and administrative	68,480	68,063	0.6%	200,980	197,673	1.7%
Operating income	85,356	73,037	16.9%	246,265	222,833	10.5%
Net income	$61,409	$51,532	19.2%	$178,867	$156,136	14.6%
Diluted earnings per common share	$1.45	$1.21	19.8%	$4.23	$3.62	16.9%
Diluted weighted average common shares	42,297	42,615		42,317	43,170

Revenues

Revenues for the three months ended May 31, 2015 were $254.5 million, up 9.8% compared to the prior year. For the first nine months of fiscal 2015, revenues increased 9.3% to $745.0 million. Our revenue growth drivers during fiscal 2015 were our Portfolio Analytics (“PA”) suite of products, client and user additions, an improvement in our client retention rate, sales of our wealth management workflow products, an uptick in our sell-side ASV growth rate, expansion of our proprietary content, broad-based growth globally from investment management clients, price increases and incremental revenue from the acquisition of Code Red, all partially offset by the impact of foreign currency.

Growth within our Portfolio Analytics Suite of Products

Our PA suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth during the third quarter of fiscal 2015. Our clients have recognized the value of these applications and their capabilities in analyzing securities and portfolios. The PA suite includes separate products and covers a range of workflows around portfolios. The number of clients and users subscribing to PA, Fixed Income in PA, Style, Performance and Risk (“SPAR”), Risk and Portfolio Publishing continued to grow as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. We continue to see existing clients expand their use of our PA and buy more services that integrate within the PA suite. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Client and User Additions

Net new client growth was strong in the just completed third quarter as we added 47 net new clients, which brought our total to 2,915 at May 31, 2015. At FactSet, we do not count every company that uses our services as a client. Companies that are on trial are excluded as well as clients with ASV of less than $24,000. Client growth during the third quarter of fiscal 2015 marks our 22nd consecutive quarter in which we experienced net new client growth. Over the past 12 months, we have added 203 net new clients, which helped drive revenue growth in the current year. At May 31, 2015, our largest individual client accounted for 2% of total subscriptions. Annual subscriptions from our ten largest clients did not surpass 15% of our total client subscriptions, consistent with August 31, 2014.

At May 31, 2015, there were 58,995 professionals using FactSet, an increase of 1,587 users in the past three months. Our user count increase of 1,587 represents our highest third quarter addition in five years. Year over year, our growth rate has risen from 6.0% to 12.4%. This growth came from both buy-side and sell-side firms, including within the corporate marketplace primarily through partnerships with third parties. During the just completed third quarter our investment management clients added 976 net new users, our highest third quarter ever for buy-side user additions. We also saw continued growth within our investment banking clients whose activities had previously languished over the past few years. Our investment banking clients added 611 users during the past three months. In the past 12 months, our investment management client base added 3,725 users, while our investment banking clients grew by 2,787 users.

Improvement in our Client Retention Rate

Annual client retention as of May 31, 2015 was greater than 95% of ASV. When expressed as a percentage of clients, our retention rate increased to 94%, our highest ever client retention rate, which compared to 93% a year ago. The addition and retention of new clients is important as it helps to lay the groundwork for us to provide additional services in the future, consistent with our strategy of increasing sales of workstations, applications and content at existing clients. Our strong retention rate has also helped us increase user count each quarter.

Sales of our Wealth Management Workflow Products

Consistent with the past 12 months, wealth management continued to be a growing area for us during the just completed third quarter. We continue to find that our workstation can be well-tailored to the needs of our wealth management clients, who operate in both large teams and in small groups, depending on their needs. In the past year, we have focused our product suite and sales teams to address the workflows of these particular client types. We find that our wealth management clients are using more of our PA suite of products in a manner similar to institutional investors. This work flow has helped continue our trend of increasing quarterly wealth management users each quarter for the past five years. We believe our wealth management workstations have performed well against some of our competitors’ products on a number of occasions.

Uptick in our Sell-side ASV Growth Rate

Our investment banking (sell-side) client base continued to expand due to growth in sales to middle market firms. ASV from our sell-side clients grew at a rate of 10.9%, reflecting a healthy M&A backdrop and the strength of our banking workstation and incremental value added products.

Expansion of our Proprietary Content

We continue to be successful in licensing our proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates as our global content sales team expands the distribution of our content. Clients continue to value our industry leading content such as FactSet Fundamentals, FactSet Estimates, StreetAccount news, transcripts, takeover defense and entity mapping data. This type of data is licensed in feed form and also includes Ownership, Transcripts, M&A and Corporate Hierarchy data. Data feeds are consumed by a wide-range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell side services. StreetAccount news, our condensed news product, is an application that sells strongly across all FactSet user types and continues to be in demand due to the ability of our clients to receive up-to-the-minute news offered both through and outside the FactSet workstation.

Broad Based Growth Globally from Investment Management Clients

Revenue growth during the just completed third quarter was aided by broad based growth within our investment management clients globally. In the U.S., we saw demand for our fixed income portfolio products, expansion of users focused on credit analysis, sales of equity attribution and our new geographic revenue module in Portfolio Analytics. In Europe and Asia Pacific, we had similar client growth from our portfolio analytics suite of products including expanding the footprint of FactSet’s multi-asset class risk and stress test offerings.

Incremental Revenue from the Acquisition of Code Red

On February 6, 2015, we acquired Code Red, whose primary line of business is to provide research management technologies to the investment community, including endowments and foundations, institutional asset managers, sovereign wealth funds, pensions, and hedge funds. With the addition of Code Red to FactSet's existing research management solutions, we now offer an RMS for all our clients' workflows. At the time of acquisition, Code Red had annual subscriptions of $9.3 million. For the three and nine months ended May 31, 2015, the acquisition of Code Red added incremental revenue of $2.8 million and $3.3 million, respectively.

Effect of Foreign Currency

The positive revenue drivers disclosed above were partially offset by the impact of foreign currency, including a weaker Japanese Yen and British Pound Sterling. Foreign currency movements reduced revenues by $1.0 million, or 40 basis points, during the third quarter of fiscal 2015 compared to the year ago third quarter. Foreign currency movements reduced revenues by $2.3 million, or 30 basis points, during the first nine of fiscal 2015 compared to the same period a year ago.

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

ASV totaled $1.021 billion at May 31, 2015, up 8.9% organically over the prior year. Organic ASV growth of 8.9% excludes ASV from acquisitions completed in the past 12 months and the effects of foreign currency. Our ASV growth rate has been on an upward trend over the last year, rising 210 basis points since May 2014. Drivers of this improvement have been broad based as our organic ASV growth rates from buy-side and sell-side clients rose to 8.5% and 10.6%, respectively. We continue to make gains in our sell-side business, which resulted in the percentage of our total ASV derived from sell-side clients increasing from 16.9% a year ago to 17.2% at May 31, 2015. ASV from our U.S. operations was $688.3 million, up 8.1% organically from a year ago. Non-U.S. ASV totaled $332.8 million as of May 31, 2015, up 10.6% organically from a year ago and represented 32.6% of our Company-wide total. Our European organic ASV achieved a growth rate of 9.3% over the last 12 months while Asia Pacific organic ASV grew by 14.7%.

Over the last three months organic ASV increased $17.0 million, which excludes the effects of foreign currency and an acquisition. ASV growth was driven by the addition of 47 net new clients and 1,587 net new users during the quarter, continued expansion of our PA suite of products, growth in our wealth management workflow solutions, sales of proprietary content and a price increase. As FactSet has done for the past several years, we issued an annual price increase for many of our non-U.S. investment management clients and a smaller percentage of our investment banking clients during the third quarter of fiscal 2015. This price increase increased ASV by $3.5 million compared to $3.4 million in the prior year third quarter. The annual price increase, as issued each third fiscal quarter, continues to apply to a smaller percentage of our client base as more of our clients experience a price increase at the time of contract renegotiation and renewal, which varies by client and occur throughout the year.

Revenues by Geographic Region

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2015	2014	Change	2015	2014	Change
U.S.	$172,070	$156,241	10.1%	$502,271	$463,419	8.4%
% of revenues	67.6%	67.4%		67.4%	68.4%
Europe	$63,156	$58,265	8.4%	$186,320	$167,993	10.9%
Asia Pacific	19,296	17,255	11.8%	56,399	50,259	12.2%
International	$82,452	$75,520	9.2%	$242,719	$218,252	11.2%
% of revenues	32.4%	32.6%		32.6%	32.0%
Consolidated	$254,522	$231,761	9.8%	$744,990	$681,671	9.3%

Three months ended May 31, 2015 (Quarter-to-date)

Revenues from our U.S. segment increased 10.1% to $172.1 million during the three months ended May 31, 2015 compared to the same period a year ago. Our fiscal 2015 third quarter U.S. revenue growth rate of 10.1% reflects increases in the number of users and clients of FactSet within the U.S., a rise in sales of our PA suite of products and wealth management solutions, $2.8 million of incremental revenue from the acquisition of Code Red and strong performance by our U.S. investment management sales team. Our U.S. buy-side sales team has seen sustained demand for our fixed income portfolio products, multi-asset class risk and stress testing, attribution and publishing products. Revenues from our U.S. operations accounted for 67.6% of our consolidated revenues during the third quarter of fiscal 2015, up from 67.4% in the year ago quarter. This increase was primarily due to the incremental revenue from the acquisition of Code Red in February 2015 and the negative effects of foreign currency which lowered international revenues by $1.0 million in the just completed quarter.

International revenues in the third quarter of fiscal 2015 were $82.5 million, an increase of 9.2% over the prior year period. Excluding the impact of foreign currency, our international revenue growth rate was 10.5%. The year over year rise in international revenues was primarily due to the following:

●

European revenue growth of 8.4%, which was attributable to increases in client and user counts, continued growth in ASV from European sell-side clients and robust sales of PA subscriptions, partially offset by the negative effects of foreign currency. Foreign currency exchange rate fluctuations reduced our European growth rate by 60 basis points.

●

Asia Pacific revenues growth of 11.8%, which was primarily due to net new user and client growth, increased PA subscriptions and our proficiency in selling additional services to existing clients, partially offset by negative foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar. Excluding the impact of foreign currency fluctuations, Asia Pacific revenues grew 15.6% year-over-year.

Nine months ended May 31, 2015 (Year-to-date)

U.S. segment revenue increased 8.4% to $502.3 million during the first nine months of fiscal 2015 compared to $463.4 million in the same period a year ago. This revenue growth reflects sales of our PA suite of products, the addition of new clients and users during the first nine months of fiscal 2015, increased demand for our proprietary content, and acquired revenues from Code Red. International revenues increased 11.2% to $242.7 million during the nine months ended May 31, 2015, compared to $218.3 million in the prior year period. European revenues grew 10.9% due to increases in users and clients, sales of global proprietary content, and continued growth in the number of PA subscriptions. Asia Pacific revenues increased 12.2% in the first nine months of fiscal 2015 as compared to a year ago due to user and client growth, increased PA subscriptions and our ability to sell additional services to existing clients.

Operating Expenses

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2015	2014	Change	2015	2014	Change
Cost of services	$100,686	$90,661	11.1%	$297,745	$261,165	14.0%
Selling, general and administrative (“SG&A”)	68,480	68,063	0.6%	200,980	197,673	1.7%
Total operating expenses	$169,166	$158,724	6.6%	$498,725	$458,838	8.7%
Operating income	$85,356	$73,037	16.9%	$246,265	$222,833	10.5%
Operating Margin	33.5%	31.5%		33.1%	32.7%

Cost of Services

Three months ended May 31, 2015 (Quarter-to-date)

For the three months ended May 31, 2015, cost of services increased 11.1% to $100.7 million compared to $90.7 million in the same period a year ago. Cost of services expressed as a percentage of revenues was 39.6% during the third quarter of fiscal 2015, an increase of 50 basis points over the same prior year period primarily due to higher employee compensation, partially offset by lower third-party data fees and a prior year stock-based compensation charge of $1.4 million from vesting performance-based stock options.

Employee compensation, when expressed as a percentage of revenues increased 160 basis points in the third quarter of fiscal 2015 compared to the same period a year ago due to new classes of consultants, engineers and product developers hired in the past 12 months, new additions at our proprietary content collection locations, the addition of 32 employees from the Code Red acquisition, and an increase in variable compensation. Over the last 12 months, we have added 213 net new engineering and product development employees and 97 net new employees in a sales and consulting capacity, as we continue to improve our applications and service our existing client base. In addition, we hired 264 net new employees to collect more content, primarily at our facilities in India and the Philippines. Expenses associated with the operation of the Code Red business increased cost of services, when expressed as a percentage of revenues, by 10 basis points during fiscal 2015 due to compensation paid to the acquired workforce including stock-based compensation from equity based awards granted.

Partially offsetting the growth in cost of services during the third quarter of fiscal 2015 was a reduction in third-party data fees due to the refinement and automation of our conference call transcription process. Additionally, the year ago third quarter included a non-cash pre-tax charge of $1.4 million related to vesting performance-based stock options.

Nine months ended May 31, 2015 (Year-to-date)

Cost of services increased 14.0% to $297.7 million for the nine months ended May 31, 2015 compared to the same period a year ago. Expressed as a percentage of revenues, cost of services increased 170 basis points from fiscal 2014, which was driven by higher employee compensation partially offset by lower computer-related expenses.

During fiscal 2015, employee compensation increased 220 basis points, expressed as a percentage of revenues, as we continued to increase employee headcount, incurred higher employer payroll taxes and recorded incremental expenses from acquisitions completed in the past 12 months. Since June 1, 2014, we have hired 264 net new employees for our content collection operations, 213 net new software engineers and 97 net new consultants. Acquisition-related expenses during the first nine months of fiscal 2015 increased cost of services due to compensation paid to the acquired workforce including stock-based compensation from equity based awards granted.

Partially offsetting the growth in cost of services during the first nine months of fiscal 2015 was a reduction in computer-related expenses. Computer-related expenses, including computer depreciation and maintenance costs decreased 20 basis points in fiscal 2015 as compared to a year ago due to the transition to more efficient and cost-effective servers in our data centers. Additionally, the third quarter of fiscal 2014 included a non-cash pre-tax charge of $1.4 million from vesting performance-based stock options.

Selling, General and Administrative

Three months ended May 31, 2015 (Quarter-to-date)

For the three months ended May 31, 2015, SG&A expenses increased to $68.5 million, up 0.6% from $68.1 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 29.4% to 26.9% during the third quarter of fiscal 2015 primarily due to compensation from employees performing SG&A related roles, a reduction in professional expenses and lower occupancy costs, which includes rent and depreciation of furniture and fixtures.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 120 basis points from the year ago third quarter due to a higher percentage of our employee base working in a cost of services capacity compared to SG&A. Of our total employee headcount increase in the last 12 months, more than 75% was within our software engineering, consulting, content collection and product development teams, which are all included within cost of services. As such, employee compensation classified as SG&A expenses declined compared to the growth in cost of services. Professional fees, expressed as a percentage of revenues, decreased 40 basis points year over year primarily due to a $1.6 million pre-tax legal charge in the prior year resulting from a claim settlement. Occupancy costs when expressed as a percentage of revenues decreased 80 basis points. However, lower occupancy costs are temporary and are being driven by the timing of acquiring new space to support our growing employee population and foreign currency benefits.

Nine months ended May 31, 2015 (Year-to-date)

SG&A expenses increased 1.7% to $201.0 million during the nine months ended May 31, 2015 compared to the same period a year ago. However, when expressed as a percentage of revenues, SG&A expenses decreased 200 basis points primarily due to lower employee compensation and a reduction in occupancy costs.

Operating Income and Operating Margin

Three months ended May 31, 2015 (Quarter-to-date)

Operating income increased 16.9% to $85.4 million for the three months ended May 31, 2015 compared to the prior year period. Our operating margin during the third quarter of fiscal 2015 was 33.5%, up from 31.5% a year ago. Operating income in the year ago third quarter includes $3.0 million of pre-tax charges related to vesting of performance-based stock options and the settlement of a legal claim. Excluding these two charges, our fiscal 2014 third quarter adjusted operating margin was 32.8% or 70 basis points lower than the current year operating margin. Revenue growth of 9.8% and foreign currency benefits totaling of $4.3 million helped grow our current year operating margin. Acquisitions completed in the past 12 months did not have a material impact on our operating income or margin during the just completed third quarter.

Nine months ended May 31, 2015 (Year-to-date)

Operating income increased 10.5% to $246.3 million during the first nine months of fiscal 2015 compared to the prior year period. Our operating margin during fiscal 2015 was 33.1%, up from 32.7% a year ago. Our operating margin in fiscal 2015 was positively impacted by a reduction in occupancy costs and year-to-date foreign currency benefits of $7.2 million, partially offset by a $3.2 million second quarter fiscal 2015 pre-tax charge primarily related to changes in the senior leadership of our sales teams.

Operating Income by Segment

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands)	2015	2014	Change	2015	2014	Change
U.S.	$43,332	$39,081	10.9%	$130,271	$121,806	6.9%
Europe	31,187	24,732	26.1%	85,675	75,155	14.0%
Asia Pacific	10,837	9,224	17.5%	30,319	25,872	17.2%
Consolidated	$85,356	$73,037	16.9%	$246,264	$222,833	10.5%

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

Three months ended May 31, 2015 (Quarter-to-date)

U.S. operating income increased 10.9% to $43.3 million during the three months ended May 31, 2015 compared to $39.1 million in the same period a year ago. The increase in U.S. operating income is attributed to revenue growth of 10.1%, lower professional fees, a reduction in occupancy costs and a decrease in computer-related expenses partially offset by an increase in employee compensation. U.S. revenue growth was driven by increases in the number of users and clients of FactSet, growth in our wealth management solutions, additional users of our PA products, increased data feed sales and the continued strong performance of our U.S. investment management sales team. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers. U.S. employee headcount increased 8.4% over the prior year leading to higher employee compensation costs during fiscal 2015.

European operating income increased 26.1% to $31.2 million during the three months ended May 31, 2015 compared to the same period a year ago. The significant increase in European operating income was due to revenue growth of 8.4% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased European operating income by $4.1 million year over year.

Asia Pacific operating income increased 17.5% to $10.8 million compared to $9.2 million a year ago. The increase in Asia Pacific operating income derived from incremental revenues of $2.0 million partially offset by higher employee compensation. Asia Pacific revenues growth of 11.8% during the third quarter of fiscal 2015 was primarily due to expansion into new markets within Asia, sales of additional services to existing clients, and new client and user growth. The impact of foreign currency increased Asia Pacific operating income by $0.2 million year over year.

Nine months ended May 31, 2015 (Year-to-date)

For the nine months ended May 31, 2015, U.S. operating income was up 6.9% to $130.3 million compared to the year ago period. The increase in operating income was primarily due to revenue growth of $38.9 million and decreases in computer-related expenses, partially offset by increases in employee compensation and third party data costs.

European operating income rose 14.0% to $85.7 million during the first nine months of fiscal 2015 compared to the year ago period. The increase in operating income is attributed to $18.3 million of incremental revenues and benefits from foreign currency, partially offset by increases in employee compensation. European employee headcount increased 6.0% over the prior year leading to higher employee compensation costs during fiscal 2015.

Asia Pacific operating income advanced 17.2% to $30.3 million during the first nine months of fiscal 2015 compared to the year ago period. The increase in operating income was attributed to revenue growth of 12.2% year-over-year partially offset by increases in employee compensation. Asia Pacific employee headcount increased 10.1% over the prior year leading to higher employee compensation costs during fiscal 2015.

Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended May 31,			Nine Months Ended May 31,
(in thousands, except per share data)	2015	2014	Change	2015		2014	Change
Provision for income taxes	$24,429	$21,839	11.9%	$68,843		$67,715	1.7%
Net income	$61,409	$51,532	19.2%	$178,867		$156,136	14.6%
Diluted earnings per share	$1.45	$1.21	19.8%	$4.23		$3.62	16.9%
Effective tax rate	28.5%	29.8%		27.8	%*	30.3%

* On December 16, 2014, the U.S. Congress passed the Tax Increase Prevention Act of 2014 (the “ACT”), which President Obama signed into law on December 19, 2014. The ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, we had not been permitted to factor it into our effective tax rate because it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $5.1 million during the second quarter of fiscal 2015 and reduced our overall effective tax rate to 27.8% for the nine months ended May 31, 2015.

Income Taxes

Three months ended May 31, 2015 (Quarter-to-date)

For the three months ended May 31, 2015, the provision for income taxes was $24.4 million, up 11.9% from the same period a year ago. The third quarter fiscal 2015 effective tax rate was 28.5%, down from 29.8% a year ago due to $1.4 million in income tax benefits from finalizing prior years’ tax returns and other discrete tax items. In comparison, the year ago third quarter had $0.6 million in income tax benefits related to finalizing tax returns. Excluding income tax benefits from both periods, the current year annual effective tax rate was 30.1% compared to 30.5% in the prior period.

Nine months ended May 31, 2015 (Year-to-date)

For the first nine months of fiscal 2015, the provision for income taxes was $68.8 million, up 1.7% from $67.7 million in fiscal 2014. The effective tax rate for the nine months ended May 31, 2015 was 27.8%, down from 30.3% a year ago primarily due to reenactment of the R&D tax credit in December 2014, which resulted in a discrete income tax benefit of $5.1 million during fiscal 2015.

Net Income and Earnings per Share

Three months ended May 31, 2015 (Quarter-to-date)

Net income increased 19.2% to $61.4 million and diluted earnings per share increased 19.8% to $1.45 for the three months ended May 31, 2015. As presented below in the table below, adjusted net income during the current year third quarter excludes $1.4 million in income tax benefits from finalizing prior years’ tax returns and other discrete items. Prior year adjusted net income excludes an after-tax stock-based compensation charge of $1.0 million, an after-tax legal charge of $1.1 million and $0.6 million in income tax benefits from finalizing tax returns. Fiscal 2015 third quarter adjusted diluted EPS of $1.42 excludes income tax benefits of $0.03 per share from finalizing prior years’ tax returns and other discrete tax items. The year ago third quarter adjusted diluted EPS of $1.25 excludes $0.02 from stock-based compensation, $0.03 from legal fees and $0.01 in income tax benefits.

Adjusted diluted EPS growth of 13.6% represents our 20th consecutive quarter of double-digit EPS growth. Drivers of adjusted net income and earnings per share during the third quarter of fiscal 2015 include organic ASV growth of 8.9%, an incremental $2.4 million of revenues from acquisitions completed since June 2014, foreign currency benefits, a decrease in diluted shares outstanding and lower SG&A expenses as a percentage of revenues partially offset by incremental employee compensation expense within cost of services due to the hiring of 574 net new employees during the last 12 months. During the third quarter of fiscal 2015, foreign currency movements increased operating income by $4.3 million compared to a detriment of $1.0 million during the same period in the prior year.

Financial measures in accordance with U.S. GAAP including net income and diluted earnings per share have been adjusted. We use these adjusted financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that these adjusted financial measures and the information they provide are useful to investors because it permits investors to view our performance using the same tools that we use to gauge progress in achieving our goals.

	Three Months Ended May 31,
(In thousands, except per share data)	2015	2014	Change
GAAP Net income	$61,409	$51,532
Vesting performance-based stock options	-	983
Legal charge primarily from settling a claim	-	1,134
Income tax benefits	(1,408)	(554)
Adjusted Net income (non-GAAP)	$60,001	$53,095	13.0%

Adjusted Diluted earnings per common share (non-GAAP)	$1.42	$1.25	13.6%
Weighted average common shares (Diluted)	42,297	42,615

The presentation of this financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Nine months ended May 31, 2015 (Year-to-date)

During the first nine months of fiscal 2015, net income rose 14.6% to $178.9 million and diluted earnings per share increased 16.9% to $4.23 compared to the same period a year ago. The 14.6% increase was primarily due to incremental revenues of $63.3 million or 9.3%, $5.1 million in income tax benefits from the reenactment of the R&D tax credit, a 2.0% decrease in diluted shares outstanding from share repurchases in the last 12 months and currency benefits from a stronger U.S. dollar. During the first nine months of fiscal 2015, foreign currency movements increased operating income by $7.2 million compared to a detriment of $0.3 million in the same period in the prior year.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

	Three Months Ended May 31,		Nine Months Ended May 31,
	2015	2014	2015	2014
Net cash provided by operating activities	$102,101	$94.995	$222,842	$193,722
Capital expenditures (1)	(3,627)	(3,672)	(15,391)	(11,704)
Free cash flow (2)	$98,474	$91,323	$207,451	$182,018
Net cash used in investing activities	$(7,050)	$(3,706)	$(53,849)	$(59,524)
Net cash used in financing activities	$(57,715)	$(61,946)	$(115,214)	$(216,276)
Cash and cash equivalents at end of period	$157,895	$118,858

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Cash and cash equivalents aggregated to $157.9 million or 22% of our total assets at May 31, 2015, compared with $118.9 million or 18% of our total assets at May 31, 2014 and $116.4 at August 31, 2014 or 18% of our total assets. We continued our strong commitment to capital return in the just completed third quarter while investing in the growth of our business. Our cash and cash equivalents increased $41.5 million during the nine months ended May 31, 2015 due to cash provided by operations of $222.8 million, $51.9 million in proceeds from the exercise of employee stock options, $35.0 million in proceeds from long-term debt, and $23.9 million in tax benefits from share-based payment arrangements. These cash inflows were partially offset by $177.6 million in share repurchases, $33.6 million in cash paid to acquire businesses, dividend payments of $48.4 million, capital expenditures of $15.4 million, purchases of investments, net of proceeds, of $4.9 million and $12.3 million from the effects of foreign currency.

Free cash flow generated in the third quarter of fiscal 2015 grew to an all-time quarterly high of $98.5 million, up 7.8% compared to a year ago. This quarterly free cash flow total of $98.5 million, which exceeded net income by 60.4%, was attributable to $61.4 million of net income, $2.2 million in non-cash items and $38.5 million of positive working capital changes less $3.6 million in capital expenditures. Working capital improvements of $38.5 million were derived from improved accounts receivable collections in the past three months, lower income tax payments and increased accrued compensation due to timing of payments. Consistent with prior years, our days sales outstanding (“DSO”) peaked in the second quarter of fiscal 2015, which resulted in our accounts receivable balance increasing by $11.6 million between November 30, 2014 and February 28, 2015. As we disclosed in the second quarter Form 10-Q, we expected accounts receivable to return to normal levels during the third quarter of fiscal 2015, which it did as evidenced by an $8.2 million decrease in the accounts receivable balance in the past three months. Our DSOs declined from 36 days as of February 28, 2015 to 33 days at May 31, 2015. DSO was 34 days at May 31, 2014, showing year over year improvement.

Free cash flow generated over the last 12 months was $272.7 million, growing 7.8% compared to the 12 months ended May 31, 2014. Included in this calculation was $222.8 million of net cash provided by operations less $15.4 million of capital expenditures. The increase in free cash flow compared to the year ago period is due to higher levels of net income, timing of payables, and a reduction in DSO from improved receivable collections partially offset by incremental capital expenditures and higher tax payments.

Net cash used in investing activities of $7.1 million during the third quarter of fiscal 2015 was an increase of $3.3 million from the same period in fiscal 2014 due to an increase in cash used for business acquisitions. An acquisition completed during the third fiscal quarter of 2015 resulted in a net cash outflow of $3.3 million. During the first nine months of fiscal 2015, net cash used in investing activities was $5.7 million lower than a year ago as we paid $13.3 million more in fiscal 2014 to acquire businesses than in fiscal 2015.

Net cash used in financing activities was $57.7 million during the third quarter of fiscal 2015. Of this total, $70.2 million related to the repurchase of 440,100 shares under the existing share repurchase program and $16.1 million was for the payment of quarterly dividends. During the just completed third quarter, we also increased our annual dividend by 12.8% to $1.76 per share, further increasing future return to stockholders. When aggregating regular quarterly dividends paid and shares repurchased over the past 12 months, we have returned $317 million stockholders. Partially offsetting the higher use of cash were cash inflows of $17.5 million from employee stock plans and related tax benefits of $12.2 million. Net cash used in financing activities was $4.2 million lower in the current year third quarter due to higher proceeds and tax benefits from employee stock option exercises. The number of options exercised during the third quarter of fiscal 2015 increased by 178,381 shares compared to the third quarter of 2014, which led to year over year growth of $17.9 million. Partially offsetting the higher cash inflows from stock option exercises was cash used in the repurchase of shares under the existing share repurchase program and an increase in our quarterly dividend payment. In the first nine months of fiscal 2015, net cash used in financing activities was $115.2 million, down from $216.3 million during fiscal 2014 due to proceeds from long-term debt, a reduction in share repurchases and higher proceeds from stock options exercised during fiscal 2015.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Furthermore, we expect existing domestic (U.S.) cash to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities for at least the next 12 months. However, if needed, our new revolving line of credit may be increased to a maximum of $300 million in order to enable us to manage our operational cash needs better between our U.S. and foreign entities. As of May 31, 2015, our total cash and cash equivalents worldwide was $157.9 million with $35.0 million in outstanding borrowings (under the credit agreement). Approximately $41.9 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $90.2 million in Europe (predominantly within the UK and France) and the remaining $25.8 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment and the ability to draw down on our revolving line of credit will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $3.6 million for the quarter ended May 31, 2015, down slightly from $3.7 million in the same period a year ago. Capital expenditures for the third quarter 2015 primarily related to computer equipment purchases including more servers for our existing data centers and purchasing new laptop computers and peripherals for employees. The remaining $1.5 million, or 41%, of capital expenditures related to construction costs for office space in New York, New York, Austin, Texas and the Philippines as well as additional furnishings for office space in Norwalk, Connecticut.

During the first nine months of fiscal 2015 capital expenditures were $15.4 million as compared to $11.7 million in the comparable prior year period. Of the $15.4 million, approximately 52%, or $8.0 million, related to construction costs and furniture and fixtures primarily for the aforementioned Austin and New York office spaces, while the remaining $7.4 million, or 48%, was for computer equipment.

Capital Needs

Long-Term Debt (Credit Agreement)

On February 6, 2015, we entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). The Credit Agreement provides for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which we may request borrowings until its maturity date of February 6, 2018. The Credit Agreement allows us to arrange for additional borrowings with the Lender for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. At our option, the borrowing may be in the form of a Eurodollar rate loan, a base rate loan, or a LIBOR daily rate loan. On May 29, 2015, FactSet and the Lender entered into an agreement dated as of May 27, 2015, to amend the existing Credit Agreement. The amendment revised the definition of a change in control, but all the other respective terms, conditions and provisions of the Credit Agreement remain the same.

On February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement may be used for permitted acquisitions and general corporate purposes. The Loan matures on February 6, 2018. There are no prepayment penalties in the event that we elect to prepay the Loan prior to its scheduled maturity date. The principal balance is payable in full on the maturity date. The $35.0 million borrowed under the February 6, 2015 Loan bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within the Consolidated Balance Sheet at May 31, 2015. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the nine months ended May 31, 2015, we paid interest of less than $0.1 million on the outstanding Loan amount.

In addition, we owed no commitment fee since we borrowed the full amount of the Revolving Credit Facility on February 6, 2015. Other fees incurred, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method and totaled less than $0.1 million for the nine months ended May 31, 2015.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the Credit Agreement as of May 31, 2015.

As of May 31, 2015, the fair value of our long-term debt was $35.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.4 million of standby letters of credit have been issued in connection with our current leased office space as of May 31, 2015. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2015 and August 31, 2014, we were in compliance with all covenants contained in the standby letters of credit.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $25.8 million while our non-U.S. dollar denominated expenses are $197.3 million, which translates into a net foreign currency exposure of $171.5 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 69% of our employees were located as of May 31, 2015. As a result of a stronger U.S. dollar year over year, our operating income was $4.3 million higher during the third quarter of fiscal 2015 compared to the year ago third quarter. In contrast, the third quarter of fiscal 2014 experienced a $1.0 million decrease in operating income due to the weaker U.S. dollar. For the first nine months of fiscal 2015, year over year foreign currency movements resulted in a benefit to operating income of $7.2 million, compared to a detriment of $0.3 million in the prior year period.

Foreign Currency Hedges

As of May 31, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2017.

●	Philippine Peso - foreign currency forward contracts to hedge approximately 50% of our Philippine Peso exposure through the fourth quarter of fiscal 2015.

●	British Pound - foreign currency forward contracts to hedge approximately 50% of our British Pound exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the second quarter of fiscal 2016.

As of May 31, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.3 billion. The gross notional value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php 135.2 million. The gross notional value of foreign exchange contracts to purchase British Pound with U.S. dollars was £15.0 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €13.0 million.

There were no other outstanding foreign exchange forward contracts as of May 31, 2015. A loss on derivatives of $0.3 million was recorded into operating income during the third quarter of fiscal 2015, compared to a loss of $0.1 million a year ago. During the first nine months of fiscal 2015, a loss on derivatives of $0.5 million was recorded into operating income, compared to a loss of $0.3 million a year ago.

Off-Balance Sheet Arrangements

At May 31, 2015 and August 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

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

During the first nine months of fiscal 2015, we repurchased 1,209,954 shares for $174.3 million under the existing share repurchase program compared to 1,870,000 shares for $200.7 million a year ago. Including the expansion, $212.7 million remains authorized for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2014, we had total purchase commitments of $53.3 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2015.

At May 31, 2015, FactSet leased approximately 883,800 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. During the nine months ended May 31, 2015, we entered into the following new lease agreements:

●

Boston, Massachusetts: A new lease amendment was signed to extend and expand our existing office space in Boston by 4,809 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $6.6 million through June 2022.

●	Hyderabad, India:
–

A new lease amendment was entered into during November 2014 to renew our existing office space in Hyderabad. At the time of signing, the renewal resulted in incremental future minimum rental payments of $2.2 million over the non-cancelable lease term through November 2019.

–

A new lease agreement was entered into during April 2015 for 43,830 square feet of new office space in Hyderabad. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.8 million over the lease term through September 2020.

●

Manila, Philippines: A new lease agreement was entered into during April 2015 for 13,043 square feet of new office space in Manila. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.5 million over the non-cancelable lease term through June 2020.

As disclosed earlier in the Capital Needs section of this MD&A, we borrowed $35.0 million in the form of a Eurodollar rate loan to fund the acquisition of Code Red in February 2015. The $35.0 million loan matures on February 6, 2018 and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within our Consolidated Balance Sheet at May 31, 2015.

With the exception of the new leases entered into in the ordinary course of business and the $35.0 million borrowing to fund the acquisition of Code Red, there were no other significant changes to our contractual obligations during the first nine months of fiscal 2015.

Dividends

On May 12, 2015, our Board of Directors approved a 12.8% increase in the regular quarterly dividend, beginning with the dividend payment in June 2015 which was $0.44 per share, or $1.76 per share per annum. The cash dividend of $18.3 million was paid on June 16, 2015, to common stockholders of record on May 29, 2015. With our dividends and our share repurchases, in the aggregate, we have returned $317 million to shareholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

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

Management Changes

Our Chairman and CEO, Philip Hadley, stepped down as CEO effective July 1, 2015. He will remain an employee of FactSet and continue to serve as our Chairman of the Board of Directors. Mr. Hadley, age 52, has served as our CEO since September 2000, during which time we have grown ASV from $151 million to $1 billion. Our President, 19-year FactSet veteran Philip Snow, was named CEO, effective July 1, 2015. Mr. Snow was also elected to our Board of Directors, effective March 16, 2015.

In addition, we appointed Scott Miller as our Executive Vice President, Global Director of Sales, effective January 21, 2015 and promoted Mark Hale to Chief Operating Officer, effective March 16, 2015.

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

Business Outlook

The following forward-looking statements reflect our expectations as of June 16, 2015. Given the number of risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2015 Expectations

–	Revenues are expected to range between $259 million and $263 million.

–	Operating margin is expected to range between 33.0% and 34.0%.

–	The annual effective tax rate is expected to range between 30.0% and 31.0%.

–	Diluted EPS should range between $1.46 and $1.48.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $25.8 million while our non-U.S. dollar denominated expenses are $197.3 million, which translates into a net foreign currency exposure of $171.5 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of May 31, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the fourth quarter of fiscal 2017.

●	Philippine Peso - foreign currency forward contracts to hedge approximately 50% of our Philippine Peso exposure through the fourth quarter of fiscal 2015.

●	British Pound - foreign currency forward contracts to hedge approximately 50% of our British Pound exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the second quarter of fiscal 2016.

As of May 31, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.3.3 billion. The gross notional value of foreign exchange contracts to purchase Philippine Pesos with U.S. dollars was Php 135.2 million. The gross notional value of foreign exchange contracts to purchase British Pound with U.S. dollars was £15.0 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €13.0 million.

There were no other outstanding foreign exchange forward contracts at May 31, 2015. A loss on derivatives of $0.3 million was recorded into operating income during the third quarter of fiscal 2015, compared to a loss of $0.1 million a year ago. During the first nine months of fiscal 2015, a loss on derivatives of $0.5 million was recorded into operating income, compared to a loss of $0.3 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2015. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $9.2 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2015, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2015, would result in a decrease in operating income by $19.0 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2015 would increase the fair value of total assets by $28.1 million and equity by $25.7 million.

Interest Rate Risk

The fair market value of our cash and investments at May 31, 2015 was $182.9 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

As of May 31, 2015, the fair value of our long-term debt was $35.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. The debt bears interest on the outstanding principal amount at a rate equal to 0.50% plus the Eurodollar rate, which is defined in the agreement as the rate per annum equal to one-month LIBOR. During the nine months ended May 31, 2015, we paid interest of less than $0.1 million on the outstanding Loan amount. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s Chairman and CEO, Philip Hadley, stepped down as CEO effective July 1, 2015, and was replaced by Philip Snow. Other than in connection with the foregoing, there was no change in our internal control over financial reporting during the third quarter of fiscal 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2015 to the risk factors identified in the Company’s fiscal 2014 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in thousands)
March 2015	50,000	$157.20	50,000	$275,014
April 2015	275,000	$159.06	275,000	$231,272
May 2015	115,100	$161.29	115,100	$212,707
Total	440,100	$159.43	440,100

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 10, 2015	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President, Controller
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