Form 10-K
period 2015-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2015-11-02
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 27, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $6,345,491,456.

The number of shares outstanding of the registrant’s common stock, as of October 20, 2015, was 41,448,927.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 30, 2015, for the 2015 Annual Meeting of Stockholders to be held on December 15, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2015

Part I

ITEM 1. BUSINESS

Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. FactSet combines content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft® Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services, content and financial applications. Revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management (buy-side) clients account for 82.5% of annual subscription value (“ASV”), with the remainder from investment banking firms (sell-side) that perform Mergers & Acquisitions (“M&A”) advisory work, capital markets services and equity research.

Corporate History

FactSet was founded in 1978 and has been publicly held since 1996. The Company is dual listed on the New York Stock Exchange and the NASDAQ Stock Market under the symbol “FDS.” Fiscal 2015 marked the Company’s 37th year of operation, its 35th consecutive year of revenue growth and its 19th consecutive year of earnings growth as a public company.

Today, FactSet continues to uphold its key corporate values: having an intelligent workforce; offering exceptional client service; embracing long-term growth strategies; being a thought leader; providing a friendly work environment; performing community service; innovating within the financial industry; and embracing global diversity. As of August 31, 2015, FactSet has a market capitalization of $6.5 billion, up 22.6% over last year. The Company currently has 38 office locations in 21 countries employing 7,360 individuals. In March 2015, FactSet was ranked #48 on Fortune’s “100 Best Companies to Work For,” marking the Company’s seventh appearance on the list in the last eight years. FactSet was also recognized as one of the UK’s “Best Workplaces” by the Great Place to Work® Institute UK for the seventh consecutive year, listed in Crain’s “Chicago’s Best Places to Work” for the third year in a row and included in the “2015 Best Places to Work in France” list for the fourth consecutive year. In addition, in July 2015 the Company was awarded the Best Research and Analytics tool at the 2015 Systems in the City Awards.

The following timeline depicts the Company’s history with the financial information services industry since its founding:

Management Changes

FactSet’s Chairman and Chief Executive Officer, Philip A. Hadley, stepped down as CEO effective July 1, 2015. He remains an employee of FactSet and serves as the Chairman of its Board of Directors. During Mr. Hadley’s tenure as CEO, the Company’s annual revenue growth rate exceeded 14%, diluted EPS grew from $0.49 to $5.71 per share and over $2 billion was returned to stockholders in the form of cash dividends and share repurchases. FactSet’s President, F. Philip Snow, was named CEO, effective July 1, 2015. Mr. Snow, age 51, was also elected to the Board of Directors, effective March 16, 2015.

On January 21, 2015, FactSet hired Scott Miller as the Company’s new Executive Vice President, Global Director of Sales. Mr. Miller succeeded Michael Frankenfield and reports directly to Mr. Snow. Mr. Frankenfield, who has been with FactSet since 1989 and had been in his current role since 2009, remains with the Company as a Vice Chairman and works in a senior executive sales advisory position. In addition, on March 16, 2015, FactSet appointed Mark Hale as the Company’s new Executive Vice President, Chief Operating Officer. Mr. Hale succeeded Peter Walsh and reports directly to Mr. Snow. Mr. Walsh, who has been with FactSet since 1999 and had been in his current role since 2009, remains with the Company focusing on various discrete projects.

Lastly, in June 2015, FactSet hired Edward Baker-Greene, its first-ever Chief Human Resources Officer, to oversee and grow its critically important employee talent pool.

Business Strategy

FactSet’s business strategy is to be a leading provider of integrated financial information and analytical applications to the global investment community by consolidating data content with powerful analytics on a single platform, while providing superior individual desktop client service. Since its founding, the Company has used its dedicated workforce, technological proficiency and unwavering commitment to client service to drive revenue and earnings per share growth as well increase its international reach, headcount, and ultimately, its competitive edge.

In 2015, FactSet engaged in numerous strategic initiatives aimed at building and strengthening key pillars supporting its plans for future growth including its scalability, its rich pool of talent and the pursuit of innovation.

Scale

Operating the business at scale is about optimization, not duplication, of efforts. FactSet is highly focused on wisely allocating its resources to drive the greatest results across its segments. A few years ago, the Company embarked on Project NextGen, a multi-phase initiative designed to transition away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster and more cost-effective machines. The result is a more modern look and feel, a dramatic increase in the speed of the user experience and a robust platform that will allow FactSet to build innovative, cutting-edge products that meet our clients’ needs today and tomorrow.

The early years of FactSet’s evolution saw significant attention paid towards building a great product and establishing a loyal client following. Though these goals will always remain core priorities for the Company, in looking towards the future, there is a strong need to increase focus on the infrastructure that supports the business. In fiscal 2015, FactSet brought greater definition to these integral components of the business through the realignment of its product management and strategy teams. These efforts have enabled the Company to better scale its operations for future growth while simultaneously enhancing its world-class product offerings and services.

Dedication to Client Service and Support

Client service is a key component of the Company’s business model, with 62,205 users of FactSet spread across 2,976 clients in over 50 countries worldwide as of August 31, 2015. In addition to unlimited access to the Company’s global support desk, each client is assigned a consultant who works to become familiar with the user’s needs and processes. These consultants train users, assist on projects and answer any inquires the client may have. The consultant role has evolved through the years as FactSet has expanded its client base and products. FactSet aims to hire consultants to specialize in the products for user type, so that it can more effectively route support desk calls and create roles within consulting that encourage proactive support. Ninety-seven percent of clients reported that they were satisfied or very satisfied with client service during fiscal 2015, consistent with the prior year. Service via email, text, instant messaging, or phone is available 24/7, year-round and includes visits by Company personnel for hands-on personalized desktop service. To enhance support to the Company’s 62,205 users on six continents, approximately 47% of new FactSet employees hired in fiscal 2015 joined as consultants.

As a metric to define the Company’s dedication to client service, FactSet consultants went on approximately 46,000 client visits during fiscal 2015. This client-focused dedication helped FactSet's increase its client retention rate to more than 95% of ASV and 94% when expressed as a percentage of clients, an increase from 93% as of the end of fiscal 2014.

The Employee Base

FactSet continues its commitment to recruit, develop and maintain a talented employee workforce as the Company believes that its future success depends on the retention of skilled personnel. FactSet has been successful in recruiting qualified employees by offering competitive compensation, benefits, equity participation and work environment practices. In June 2015, FactSet named its first-ever Chief Human Resources Officer (“CHRO”), as part of a strategic initiative to increase the investment in both its existing talent pool and the high caliber talent the Company aims to attract to remain competitive. Reporting directly to the Chief Executive Officer (“CEO”), the CHRO will lead an agenda to maintain an ideal cultural balance for the Company’s employees globally and manage how FactSet will invest in career development.

As of August 31, 2015, employee headcount was 7,360 up 10.9% from a year ago. Of this total, 2,238 employees were located in the U.S., 832 in Europe and 4,290 in the Asia Pacific region. In the past 12 months, FactSet added 344 net new employees involved with content collection, 252 net new engineering and product development employees and 124 net new consultants, as the Company continues to focus on servicing its existing client base, expanding its content and improving its applications. Approximately 54% of the Company’s employees are involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provide administrative support. FactSet believes that its current relations with employees are good, Company management keeps employees informed of decisions and encourages and implements employee suggestions whenever practicable. As of August 31, 2015, approximately 142 FactSet employees within certain French subsidiaries were represented by a mandatory works council.  No other employees are represented by a collective bargaining agreement.

FactSet is proud to have received the following accolades in fiscal 2015:

●	Ranked #48 on Fortune’s “100 Best Companies to Work For.”

●	Recognized as one of the UK’s “Best Workplaces.”

●	Included in the “2015 Best Places to Work in France.”

●	Named as one of the “20 Great Workplaces in Technology” by Great Place to Work®

●	Named as one of the “100 Best Workplaces for Millennials” in the U.S. by Fortune.

●	Listed in Crain’s “Chicago’s Best Places to Work.”

Innovation

FactSet’s focus is turning information into intelligence. Clients rely on timely, accurate data from inputs around the globe to make informed decisions about current exposures, daily trades and portfolio allocations, among other things. FactSet has a market-leading research management solution (“RMS”), which allows clients to easily integrate financial metrics to enhance their workflow and leverage powerful charts, market data and analytics. The Company has also developed the Multi-Asset Class (MAC) Risk Model to enable portfolio managers, advisors and investors to analyze the implications of potential trades, indicate predictive risks and assess the impact of any shock on their portfolios. FactSet Geographical Revenue Exposure (GeoRev), a recently released innovative data set, enhances the way a user can view company revenues by displaying them by geographic country and regional categories.

In 2015, FactSet introduced unique product innovations and applications across its segments which have improved the speed, usability and discoverability of its workstation. In addition to making the application more intuitive, new site-wide search functionality was released in fiscal 2015 and allows users to discover reports and applications. To support data integrity, FactSet released FactSet Portfolio Services to offer turnkey integration, robust and transparent data reconciliation and standardized custom reporting options across regions and asset classes. In addition, the Company introduced several new data sets to its proprietary content, including As-Reported Financials and FactSet ETF Data Analytics.

Acquisitions are also part of FactSet’s strategy. FactSet’s acquisition in February 2015 of Code Red Inc., a provider of research management technologies to the investment community, helped position the Company as a market leader in solving the current and upcoming challenges across the research space. Code Red enables firms to combine their research, unique workflows, and data from multiple systems into an efficient, complete, and repeatable investment process. With the addition of Code Red to FactSet's existing RMS solution, FactSet now offers a complete research management solution for all of our clients' workflows and the Company is confident that the investment community will derive great value from this acquisition. Code Red will also help clients maximize the value of FactSet’s exclusive content sets.

Client Subscription Growth

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. At August 31, 2015, ASV was $1.058 billion, up 9.2% organically from a year ago. The increase in ASV during fiscal 2015 was driven by broad-based global growth from both the buy and sell-side, as FactSet experienced accelerated demand for its fixed income portfolio products, portfolio analytics suite of products, sales of equity attribution and MAC risk models.

During fiscal 2015, FactSet added 183 net new clients (excluding 50 new clients acquired from the acquisition of Code Red), increasing the number of clients by 6.7% over the prior year. The number of new client additions is an important metric for FactSet as new clients typically come on with modest deployments and often experience substantial growth in subsequent years. In terms of users, 7,609 net new users were added during fiscal 2015, the highest year over year growth total ever. FactSet saw healthy progression in the number of users at both its buy-side and sell-side clients as growth in the initial public offering (“IPO”) and M&A marketplaces helped boost the Company’s banking clients in 2015. In addition, FactSet released a new user interface with an emphasis on ease of use and search which contributed to the net user increase.

The following provides a snap shot view of FactSet’s ASV growth over the past 10 fiscal years.

Financial Information on Geographic Areas

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

FactSet’s operations are organized into three reportable segments based on geographic business activities: the U.S., Europe and Asia Pacific. This alignment reflects the Company’s approach to managing the business and transacting in the various markets in which FactSet serves by providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively. Financial information, including revenues, operating income and long-lived assets related to the Company’s operations in each geographic area are presented in Note 7, Segment Information, in the Notes to the Company’s Consolidated Financial Statements included in Item 8.

The European segment is headquartered in London, England and maintains offices in France, Germany, Italy, Ireland, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

The following charts depict revenues related to each of the Company’s reportable segments.

Products and Services

FactSet offers smart, streamlined workspaces designed for investment managers, investment bankers, hedge funds managers, quantitative researchers and other professionals. Each personalized solution offers standard features such as wireless connectivity, seamless integration of real-time market data, content choices from hundreds of data sets, Microsoft® Office integration and financial screening capabilities. Customizable FactSet workspaces include the following:

Investment Managers

FactSet addresses the challenges unique to investment managers in its integrated platform. With FactSet, a user gains a sophisticated solution that can be customized with the exact data and analytics needed to support the firm's workflow while reducing training, technology, content, and deployment costs. The use of FactSet by investment managers can help them outperform the benchmark, ensure positive investment performance, efficiently find relevant news and information, help decide what to buy, hold or sell, and see performance trends and assess risk. The comprehensive FactSet platform enables investment managers to manipulate data to an unprecedented degree and present data in an infinite variety of formats.

Global Banking & Brokerage Professionals

FactSet enables investment banking professionals to gain in-depth company and industry insight with its integrated data and powerful analytical solutions designed specifically for a banker's workflow. From the beginning of research strategy to the end of the pitch, users can access the tools and information they need to identify new opportunities and track the companies and industries that are important to them and their clients. Key functionality includes the ability for an investment banker to leverage FactSet’s databases to find public and private market opportunities, filings, evaluate transactions, analyze industry trends, monitor market-moving news, and value companies. Sell-side professionals can also generate new buyer lists and investment and deal ideas, gain insight into the global deal market from M&A transactions, corporate activism, governance, connections between people and perform analyses more efficiently with industry-leading integration with Microsoft® Office.

Hedge Funds

FactSet offers solutions for alternative investments, including long/short positions, equity options and futures that allow users to view historical valuations, search millions of filings and transcripts, leverage the MAC risk model and access global economic data. Fund managers can track important events that may affect fund performance in real time for more than 850 indicators in 38 countries and regions, with access to event details minutes after they are released. In addition to analyzing portfolio risk, users can also view predictive risk characteristics, study exposures, and identify systematic sources of relative performance.

Wealth Managers

Using FactSet solutions can allow a wealth manager to stay on top of clients’ portfolios, streamline communication and internal research, create account review documents and analyze multiple asset classes. Managers can also integrate client holdings to track performance alongside real-time market data, and compare portfolios against thousands of global benchmarks, mutual funds, and ETFs. FactSet’s interactive account review documents aid in preparing client-friendly reports that reflect performance, characteristics, and composition of individual accounts as well as overall client or prospect relationships.

Private Equity & Venture Capital

Private equity and venture capital firms can access screening technology and links between funds and their portfolio companies to assist in uncovering new targets which are in line with their investment theory. FactSet solutions offer everything from high-level company snapshot reports to tools that create presentation and deal-ready books. Users can also leverage FactSet StreetAccount to view industry-specific news and metrics and track market receptivity and performance for the latest public offerings.

Researchers & Analysts

FactSet solutions provide the information to enhance research analysts’ workflows and provide differentiated ideas and opportunities to their clients. Users can gain country- and regional-level insight with a broad range of macroeconomic, index, interest rate, and other country-level data including overnight summaries, political highlights and trading updates. FactSet’s RMS tools allow the user to easily create, store, and disseminate ideas across their respective firms. Data can be exported and linked using Microsoft® Excel, Word and PowerPoint.

Consultants & Advisors

FactSet’s classification data helps consultants and advisors perform in-depth valuation and peer group analysis with industry-leading classification data that uncovers the multiple sectors. Users can also identify M&A targets, undertake commercial due diligence and understand industry structure and trends. Information on global sector and product-based classification systems, supply chain relationships, geographic revenue sources, fundamentals, private equity and venture capital data, debt capital structure, ownership, governance and activism can people can be accessed directly using software already in place.

Plan Sponsors and Pension Funds

Fund managers can use solutions specifically designed for selecting, analyzing, and incorporating external managers into an overall plan. For both direct and indirect investment, a user can aggregate portfolios, examine asset classes and styles, and analyze securities on a single platform. Managers can also decompose plan-level performance into asset allocation and manager selection effects using FactSet’s Macro Attribution reports. Presentation-ready documents can be created complete with qualitative information and quantitative analytics.

In addition, FactSet’s product and service offerings are customizable to meet the needs of many more professionals within the corporate, legal, governmental and academic fields who are involved in hedge funds, private equity, sell-side research, equity sales, trading, consulting, investor relations, law firms and academic institutions.

Proprietary Content Collection

In order to better satisfy the needs of clients, improve the Company’s competitive advantage and reduce dependency on third-party data providers, FactSet has invested in the procurement of proprietary content. This investment includes the expansion of the Company’s content collection group through several acquisitions including LionShares, Mergerstat, CallStreet, JCF, TrueCourse, europrospectus.com, a copy of the Worldscope database from Thomson, StreetAccount and Revere Data.

In addition to these strategic purchases, FactSet has set up a data collection infrastructure through the creation of content centers for data collection in India and the Philippines, the leasing and expansion of office space and the hiring of new employees. This infrastructure is the foundation of FactSet’s content group which as of August 31, 2015 has grown to 3,975 employees, or 54% of the total employee population. The critical goals for FactSet content each year are to find ways to differentiate its data from that of competitors along with increasing the timeliness, accuracy and completeness of the data and depth of coverage. During fiscal 2015, FactSet made several key enhancements to its proprietary content with the introduction of the following new data sets:

As-Reported Financials

As-Reported Financials is a new data set within the FactSet Fundamentals product line. As-Reported Financials data is available in income statement, balance sheet and cash flow reports via the Company tab in the FactSet workstation. As-Reported Financials allows users to easily view all as-reported reports in one place within the FactSet workstation, benefit from transparency with virtually 100% data auditability and view data in the format that it is presented by each company.

FactSet’s ETF Data & Analytics

FactSet ETF Data & Analytics provides comprehensive reference and analytics data across the universe of exchange-traded products. FactSet ETF Reference allows users to complete exchange-traded fund (“ETF”) due diligence using FactSet’s library of fund-specific data points and information on ETF structure, trading and benchmark indexes. Users can also search across asset classes using a horizontal classification system to understand each ETF’s exposure on a granular level and retrieve exchange listings data, including exchange names, tickers, exchange codes and listing currencies to monitor trades on multiple exchanges in different currencies.

FactSet ETF Analytics data enables users to make valid and reliable comparisons for critical statistics across the universe of ETFs using standardized methodology and consistent snapshots in time, access important portfolio data for equities, fixed income and commodities derived directly from underlying holdings and leverage proprietary ratings and scores to gather objective measures of fund efficiency, risk, tradability and fit relative to benchmarks.

FactSet Geographic Revenue Exposure

FactSet Geographic Revenue Exposure (“GeoRev”) is a comprehensive database that correlates geographic revenue to a proprietary normalized four-level geographic classification structure containing more than 280 countries, areas, regions and super-regions. With GeoRev in Portfolio Analytics, active managers can construct developed market portfolios to gain exposure to emerging markets. Risk managers are able to identify quickly companies whose revenues are dependent upon countries exposed to geopolitical risks, a natural disaster or a health epidemic, for example. The GeoRev data set covers 18,000 global securities with history starting with 2003 for U.S. firms and 2006 for international companies. The data set provides information to investors interested in measuring the multi-dimensional nature of geographic exposure risk for a company, portfolio or benchmark.

Continued proprietary database enhancements and the creation of new data sets are a testament to FactSet’s commitment to increase user satisfaction and exceed client expectations. The Company provides workflow and productivity solutions, and by expanding its proprietary data content sets, FactSet is best positioned to solve its clients problems in many areas of the market.

Third Party Data Content

FactSet aggregates third party content from more than 220 data suppliers, 100 news sources and 80 exchanges into its own dedicated online service which the client accesses to perform their analyses. FactSet carries content from premier providers such as Thomson Reuters, Standard & Poor’s, Axioma, Inc., Interactive Data Corporation, LLC, Dow Jones & Company Inc., Northfield Information Services, Inc., Barclays Capital, Intex Solutions, Inc., Bureau van Dijk, ProQuote Limited, MSCI Barra, SIX Financial Information USA Inc., Morningstar, Inc., Russell Investments, Bank of America Merrill Lynch, NYSE Euronext, London Stock Exchange, Tokyo Stock Exchange, NASDAQ OMX, Australian Securities Exchange and Toyo Keizai. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet seeks to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which FactSet relies have a limited number of suppliers. The Company makes every effort, when reasonable, to locate alternative sources to ensure that FactSet is not dependent on any one third party data supplier. The Company has entered into third party content agreements with varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. No single vendor or data supplier represented more than 10% of FactSet's total data expenses in any fiscal year presented.

Data Centers

FactSet’s business is dependent on its ability to process substantial volumes of data and transactions rapidly and efficiently on its networks and systems. The Company’s global technology infrastructure supports its operations and is designed to facilitate the reliable and efficient processing and delivery of data and analytics to its clients. FactSet’s data centers contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. User connections are load balanced between data centers. In the event of a site failure, equipment problem or localized disaster, the remaining center has the capacity to handle the additional load. FactSet continues to be focused on maintaining a global technological infrastructure that allows the Company to support its growing business.

FactSet launched its multi-phase project, Project NextGen, a few years ago to evolve away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster, and more cost-effective machines. The Company operates fully redundant data centers in Virginia and New Jersey. These data centers handle FactSet’s entire client capacity. In addition, FactSet maintains a vast private wide area network that provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframe machines.

Research and Product Development Costs

A key aspect of the Company’s growth strategy is to enhance its existing products and applications by making them faster and the data within them more reliable. FactSet strives to rapidly adopt new technology that can improve its products and services. Research and product development costs relate to the salary and benefits for the Company’s product development, software engineering and technical support staff and, as such, these costs are expensed when incurred within cost of services as employee compensation. The Company expects to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and to meet the needs of its clients efficiently.

Competition

FactSet is part of the financial information services industry, which provides accurate financial information and software solutions to the global investment community. According to industry reports, global spend on market data and analysis grew 4.1% to $26.5 billion in 2015 compared to the prior year. This extremely competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet workstation. The largest competitors to FactSet are Bloomberg L.P., Thomson Reuters Inc. and Standard & Poor’s Capital IQ. Bloomberg’s market share grew to 32.0%, up from 31.7% a year ago while Thomson Reuters’ was approximately 25.9%, down slightly from the prior year. Standard & Poor’s Capital IQ market share is believed to be between 3% and 5%, comparable to that of FactSet. Other competitors and competitive products include online database suppliers and integrators and their applications, such as, MSCI Inc., Morningstar Inc., Markit Ltd., SunGard, Dealogic PLC, Interactive Data Corporation, Dow Jones & Company, Inc., BlackRock Solutions, The Yield Book, Inc., RIMES Technologies Corporation and Wilshire Associates Inc. Many of these firms offer products or services which are similar to those sold by the Company. FactSet’s development of its own robust sets of proprietary content combined with its news and quotes offering have resulted in more direct competition with the largest financial data providers.

Despite competing products and services, FactSet enjoys high barriers to entry and believes it would be difficult for another vendor to replicate quickly the extensive databases the Company currently offers. Through its in-depth analytics and superior client service, FactSet believes it can offer clients a more complete solution with one of the broadest sets of functionalities, through a desktop user interface or data feed. In addition, FactSet's applications, including its client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities they offer. As a result, the Company's products have become central to investment analysis and decision-making for clients.

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

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of August 31, 2015:

Name of Officer	Age	Office Held with the Company	Officer Since
F. Philip Snow	51	Chief Executive Officer	2014
Mark J. Hale	42	Executive Vice President, Chief Operating Officer	2015
Scott G. Miller	47	Executive Vice President, Global Director of Sales	2015
Maurizio Nicolelli	47	Senior Vice President, Chief Financial Officer	2009
Edward Baker-Greene	52	Senior Vice President, Chief Human Resources Officer	2015
Rachel R. Stern	50	Senior Vice President, Strategic Resources and General Counsel	2009

F. Philip Snow – Chief Executive Officer. Mr. Snow was named Chief Executive Officer effective July 1, 2015. Prior to that, Mr. Snow held the title of President. He began his career at FactSet in 1996 as a Consultant, and in 1998 moved to the Asia Pacific region to hold positions in Tokyo and Sydney. After moving back to the U.S. in 2000, Mr. Snow held various Sales leadership roles before assuming the role of Senior Vice President, Director of U.S. Investment Management Sales in 2013. Mr. Snow received a B.A. in Chemistry from the University of California at Berkeley and a Masters of International Management from the Thunderbird School of Global Management. He holds the Chartered Financial Analyst designation and is a member of the CFA Institute.

Mark J. Hale – Executive Vice President, Chief Operating Officer. Mr. Hale joined the Company in 1995 as a software engineer. During his 20-year tenure at FactSet, Mr. Hale has held several positions of increasing responsibility including Head of Software Engineering, and most recently, Senior Vice President, Director of Content Operations. Mr. Hale received a B.S. in Electrical and Computer Engineering from Carnegie Mellon University.

Scott G. Miller – Executive Vice President, Global Director of Sales. Mr. Miller joined FactSet in January 2015. Previously, Mr. Miller was employed by Bloomberg L.P., where he had executive responsibility for enterprise accounts. Mr. Miller was a founding executive and Global Chief Operating Officer of Bloomberg’s Enterprise Solutions Group, responsible for the strategy and execution of that group’s major initiatives and day-to-day management. Mr. Miller spent 10 years in sales leadership roles within Bloomberg’s Financial Products Group, including Head of Sales, Americas; Regional Sales Manager, Americas; Regional Sales Manager, EMEA; and National Sales Manager, EMEA. From 1995 to 1998, Mr. Miller worked in fixed income sales at Bank of Montreal in London. He started his career in 1992 at Nesbitt Thomson in Montreal, Canada and is a graduate of St. Francis Xavier University.

Maurizio Nicolelli – Senior Vice President, Chief Financial Officer. Mr. Nicolelli joined the Company in 1996 as the Senior Accountant and held the position of Chief Accountant from 1999 to 2001. From 2002 to 2009, he served as Vice President and Comptroller of the Company. From October 2009 to 2013, he occupied the position of Senior Vice President, Principal Financial Officer and was named Chief Financial Officer in fiscal 2014. Prior to joining FactSet, he was employed at PricewaterhouseCoopers LLP. He holds a B.S. degree in Political Science from Syracuse University and an M.B.A. degree in Accounting from St. John's University. Mr. Nicolelli is a CPA licensed in the state of New York.

Edward Baker-Greene – Senior Vice President, Chief Human Resources Officer. Mr. Baker-Greene joined FactSet in June 2015 from Voya Financial, formerly ING, U.S., where he was Head of Human Resources for Retirement Solutions, Operations, and Information Technology. Previously, Mr. Baker-Greene worked at Fidelity Investments for 13 years. At Fidelity, he was a part of the Personal and Workplace Investing division, where he held roles in business and human resources capacities, including Senior Vice President/Managing Director, Relationship Management. Mr. Baker-Greene began his professional career as a lawyer focusing first on employment law and subsequently recruiting, talent management, and human capital management. Mr. Baker-Greene received a B.A. from Tufts University and a law degree from the University of Virginia School of Law.

Rachel R. Stern – Senior Vice President, Strategic Resources and General Counsel. Ms. Stern joined FactSet in 2001 as General Counsel. In addition to the Legal Department at FactSet, she is responsible for Investor Relations; Facilities and Real Estate Planning; and Third-Party Content and Strategic Partnerships. Ms. Stern is admitted to practice in New York, and Washington D.C., and as House Counsel in Connecticut. Ms. Stern received a B.A. from Yale University, an M.A. from the University of London and a J.D. from the University of Pennsylvania.

Additional Information

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	21
Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-41
Quantitative and Qualitative Disclosures about Market Risk	42
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	54
Note 7 to Consolidated Financial Statements entitled Segment Information	63

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

FactSet must continue to introduce new products and enhancements to maintain its technological position

The market for FactSet is characterized by rapid technological change, changes in client demands and evolving industry standards which can render existing products obsolete and unmarketable. As a result, the Company’s future success will continue to depend upon its ability to develop new products and enhancements that address the future needs of its target markets and to respond to their changing standards and practices. FactSet may not be successful in developing, introducing, marketing and licensing the Company’s new products and enhancements on a timely and cost effective basis, and they may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new products or enhancements.

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

A decline in equity returns and/or fixed income may impact the buying power of investment management clients

Approximately 82.5% of the Company’s annual subscription value is derived from its investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Uncertainty, consolidation and business failures in the global investment banking industry may cause FactSet to lose clients and users

FactSet’s sell-side clients that perform M&A advisory work, capital markets services and equity research, account for approximately 17.5% of its revenues. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. While improvements have been observed in the current fiscal year, the global investment banking industry continues to experience uncertainty and consolidation, which directly impacts the number of prospective clients and users within the sector. A lack of available credit would impact many of the large banking clients due to the amount of leverage deployed in past operations. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Uncertainty, consolidation and business failures in the global investment banking sector could adversely affect the Company’s financial results and future growth.

Volatility in the financial markets may delay the spending pattern of clients and reduce future ASV growth

Sales cycles for FactSet may fluctuate and be extended in times where the financial markets are volatile. The decision to purchase the FactSet service often requires management-level sponsorship which often leads FactSet to engage in relatively lengthy sales efforts. Purchases (and incremental ASV) may therefore be delayed as uncertainties in the financial markets may cause clients to remain cautious about capital and data content expenditures, particularly in uncertain economic environments. The cycle associated with the purchase of the Company’s service offerings typically depends upon the size of the client.

Competition in FactSet’s industry may cause price reductions or loss of market share

FactSet continues to experience intense competition across all markets for its products with competitors ranging in size from smaller, highly specialized, single-product businesses to multi-billion dollar companies. While the Company believes the breadth and depth of its suite of products and applications offer benefits to its clients that are a competitive advantage, its competitors may offer price incentives to attract new business. Competitive pricing pressures did not have a material impact on the Company’s results of operations during fiscal 2015 or in any other fiscal year presented. However, future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues. Weak economic conditions may also result in clients seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries FactSet serves could lower demand for its services. In recent years, FactSet has seen clients intensify their focus on containing or reducing costs as a result of the more challenging market conditions. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services. If clients elect to reduce their spending with FactSet, the Company’s results of operations could be materially adversely affected. Clients may use other strategies to reduce their overall spending on financial market data services by consolidating their spending with fewer vendors, by selecting vendors with lower-cost offerings or by self-sourcing their needs for financial market data. If clients elect to consolidate their spending on financial market data services with other vendors and not FactSet, the Company’s results of operations could be adversely affected.

Increased accessibility to free or relatively inexpensive information sources may reduce demand for FactSet

Each year, more and more free or relatively inexpensive information becomes available, particularly through the Internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for FactSet. While the Company believes its service offering is distinguished by such factors as customization, timeliness, accuracy, ease-of-use, completeness and other added value factors, if users choose to obtain the information they need from public or other sources, FactSet’s business, financial condition, and results of operations could be adversely affected.

Exposure to fluctuations in currency exchange rates that could negatively impact financial results and cash flows

The Company faces exposure to adverse movements in foreign currency exchange rates as 70% of FactSet’s employees and 48% of its leased office space are located outside the U.S. These exposures may change over time as business practices evolve, and they could have a material adverse impact on the Company’s financial results and cash flows. The Company’s primary exposures relate to expenses denominated in British Pound Sterling, Euros, Japanese Yen, Indian Rupee and Philippine Peso. This exposure has increased over the past 12 months primarily as the Company’s international employee base has risen 12% since August 31, 2014 and represented 70% of the FactSet workforce at August 31, 2015. FactSet’s non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $30.7 million while its non-U.S. dollar denominated expenses are estimated to be $205.4 million, which translates into a net foreign currency exposure of $174.7 million. Although FactSet believes that its foreign exchange hedging policies are reasonable and prudent under the circumstances, the Company’s attempt to hedge against these risks may not be successful, resulting in an adverse impact on its results of operations.

A prolonged or recurring outage at FactSet’s data centers could result in reduced service and the loss of clients

FactSet’s clients rely on the Company for the delivery of time-sensitive, up-to-date data. FactSet’s business is dependent on its ability to rapidly and efficiently process substantial volumes of data and transactions on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, internet failures, computer viruses and other events beyond the Company’s reasonable control. FactSet maintains back-up facilities for each of its major data centers to minimize the risk that any such event will disrupt operations, however, a loss of the Company’s services may induce its clients to seek alternative data suppliers and any such losses or damages incurred by FactSet could have a material adverse effect on its business. Although the Company seeks to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

The negotiation of contract terms supporting new and existing data sets or products

FactSet is a provider of global financial and economic information on companies worldwide, aggregating third party content from more than 220 data suppliers, 100 news sources and 80 exchanges. Clients have access to the data and content found within the FactSet databases, which they can combine and utilize in nearly all of the Company’s applications. These databases are important to the Company’s operations as they provide clients with key information such as company fundamentals, estimates, global equity ownership, M&A data, events and transcripts, earnings and other equity and fixed income data. FactSet has entered into third party content agreements with varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice.

FactSet seeks to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which FactSet relies have a limited number of suppliers. The Company makes every effort, when reasonable, to locate alternative sources to ensure FactSet is not dependent on any one third party data supplier. These data sets include, without limitation, (1) Equity Pricing from exchanges such as NASDAQ, (2) Global Exchange Indices, (3) S&P CUSIP distribution, (4) S&P Ratings and (5) Moody’s Investor Service Corporate Ratings. FactSet is not dependent on any one third party data supplier and no single vendor or data supplier represented more than 10% of FactSet's total data expenses in any fiscal year presented. The Company combines data from commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. The failure of FactSet to be able to maintain these relationships or the failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

Third parties may claim FactSet infringes upon their intellectual property rights

FactSet may receive notice from others claiming that the Company has infringed upon their intellectual property rights. Responding to these claims may require the Company to enter into royalty and licensing agreements on less favorable terms, enter into settlements, stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with the Company’s clients or vendors under contractual provisions of various license arrangements. If FactSet is required to enter into such agreements or take such actions, its operating margins may decline as a result. FactSet has made and expects to continue incurring expenditures to acquire the use of technology and intellectual property rights as part of its strategy to manage this risk.

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

Adverse resolution of litigation or governmental investigations may harm FactSet’s operating results

FactSet is party to lawsuits in the normal course of business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on the Company’s business, operating results or financial condition. For additional information regarding legal matters, see Item 3, Legal Proceedings, contained in Part I of this report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At August 31, 2015, the Company leases approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

Including new lease agreements executed during fiscal 2015, the Company’s worldwide leased office space increased to approximately 909,000 square feet at August 31, 2015, up 72,000 square feet or 8.6% from August 31, 2014. The Company believes the amount of leased office space as of August 31, 2015 is adequate for its current needs and that additional space is available for lease to meet any future needs. In fiscal 2015, FactSet entered into the following new lease agreements:

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

-       A new lease agreement was entered into during April 2015 for 43,830 square feet of new office space in Hyderabad. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.8 million over the lease term through September 2020.

●

Manila, Philippines: A new lease agreement was entered into during April 2015 for 13,043 square feet of new office space in Manila. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.5 million over the non-cancelable lease term through June 2020.

●

New York, New York: A new lease amendment was signed to extend and expand the Company’s existing office space in New York by 19,979 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $21.2 million through August 2031. The amendment included approximately $1.9 million in tenant allowances.

●

Norwalk, Connecticut: A new lease amendment was signed to extend and expand the Company’s office space at its headquarters in Norwalk by 9,587 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $0.9 million through December 2019.

●

London, England: A new lease agreement was entered into in July 2015 for 15,051 square feet of new office space in London. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $21.1 million over the non-cancelable lease term through March 2031.

At August 31, 2015, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments

2016	$22,695
2017	28,002
2018	27,373
2019	25,974
2020	20,129
Thereafter	145,929

Total	$270,102

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

	First	Second	Third	Fourth
2015
High	$138.26	$158.29	$168.62	$174.03
Low	$110.77	$134.01	$149.68	$140.00

2014
High	$115.39	$119.08	$114.82	$129.28
Low	$101.07	$101.41	$102.31	$107.02

Holders of Record – As of October 20, 2015, there were approximately 127,277 holders of record of FactSet common stock. However, because many of FactSet’s shares of common stock are held by brokers and other institutions on behalf of stockholders, FactSet is unable to estimate the total number of stockholders represented by these record holders. The closing price of FactSet’s common stock on October 20, 2015 was $168.00 per share as reported on the New York Stock Exchange.

Dividends - In fiscal 2015, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015(1)	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014

(1)

On May 12, 2015, FactSet’s Board of Directors approved a 12.8% increase in the regular quarterly dividend, beginning with the dividend payment in June 2015 which was $0.44 per share, or $1.76 per share per annum.

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by FactSet and is subject to final determination by the Company’s Board of Directors.

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2015.

(c)	Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2015 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
June 2015	157,811	$164.02	157,811	$186,222
July 2015	271,572	$162.55	271,572	$142,678
August 2015	50,000	$168.76	50,000	$134,240
	479,383	$163.68	479,383

(1)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Securities Authorized for Issuance under Equity Compensation Plans – Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Company’s Proxy Statement filed on October 30, 2015 for its 2015 Annual Meeting of Stockholders.

Stock Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Index, the NYSE Composite Index and the Dow Jones U.S. Financial Services Index on August 31, 2010, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2015. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	For the Years Ended August 31,
	2015	2014	2013	2012	2011	2010
FactSet Research Systems Inc.	$215	$173	$139	$125	$120	$100
S&P 500 Index	$188	$191	$156	$134	$116	$100
NYSE Composite Index	$152	$165	$138	$120	$112	$100
Dow Jones U.S. Financial Services Index	$187	$180	$151	$112	$99	$100

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

Consolidated Statements of Income Data

(in thousands, except per share data)	Years Ended August 31,
	2015		2014	2013		2012	2011
Revenues	$1,006,768		$920,335	$858,112		$805,793	$726,510
Operating income	331,918	(1)	302,219	269,419	(4)	272,990	238,335	(7)
Provision for income taxes	92,703		91,921	72,273		85,896	67,912
Net income	241,051	(2)	211,543	198,637	(5)	188,809	171,046	(8)
Diluted earnings per common share	$5.71	(3)	$4.92	$4.45	(6)	$4.12	$3.61	(9)
Weighted average common shares (diluted)	42,235		42,970	44,624		45,810	47,355
Cash dividends declared per common share	$1.66		$1.48	$1.32		$1.16	$1.00

Consolidated Balance Sheet Data
(in thousands)	August 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$158,914	$116,378	$196,627	$189,044	$181,685
Accounts receivable, net of reserves	95,064	90,354	73,290	74,251	75,004
Goodwill and intangible assets, net	348,339	327,463	280,796	289,162	274,575
Total assets	736,671	663,212	690,197	694,143	657,440
Non-current liabilities	65,307	24,839	30,165	28,703	32,829
Total stockholders’ equity	$531,584	$511,082	$541,779	$552,264	$515,188

(1)

Operating income in fiscal 2015 includes a pre-tax charges of $3.0 million related to the vesting of performance-based equity instruments and $3.2 million primarily from changes in the senior leadership responsible for the Company’s salesforce.

(2)

Fiscal 2015 net income includes $2.1 million (after-tax) of incremental expenses related to the vesting of performance-based equity instruments, $2.2 million (after-tax) related to the changes in the senior leadership responsible for the Company’s salesforce and income tax benefits of $8.8 million primarily from the reenactment of the U.S. Federal R&D Tax Credit in December 2014, finalizing prior year tax returns and other discrete items.

(3)

Diluted EPS for fiscal 2015 includes the net effect of a $0.21 increase in diluted EPS from the reenactment of the U.S. Federal R&D tax credit, finalizing prior year tax returns and other discrete items partially offset by a $0.05 decrease from the vesting of performance-based equity instruments and a $0.05 decrease from the changes in the senior leadership responsible for the Company’s salesforce.

(4)

Operating income for fiscal 2013 includes pre-tax charges totaling $18.3 million related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount.

(5)

Fiscal 2013 net income includes $12.9 million (after-tax) of incremental expenses related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount and income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and finalizing prior year tax returns.

(6)

Diluted EPS for fiscal 2013 includes the net effect of a $0.29 decrease for the vesting of performance-based options partially offset by a $0.16 increase in diluted EPS from the reenactment of the U.S. Federal R&D tax credit and finalizing prior year tax returns.

(7)

Fiscal 2011 operating income includes a pre-tax charge of $7.9 million related to an increase in the estimated number of performance-based stock options that will vest. The revised estimate reflects a higher performance level than previously estimated and accordingly, increased the number of performance-based options that will vest and be expensed.

(8)

Net income for fiscal 2011 includes $5.4 million (after-tax) of incremental expenses related to an increase in the estimated number of performance-based stock options that will vest and income tax benefits of $6.3 million primarily from finalizing prior year tax returns and the reenactment of the U.S. Federal R&D tax credit in December 2010.

(9)

Included in fiscal 2011 diluted EPS were income tax benefits of $0.13 from finalizing prior year tax returns and the reenactment of the U.S. Federal R&D tax credit partially offset by an $0.11 decrease related to an increase in the estimated number of performance-based stock options that will vest and be expensed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

●	Executive Overview

●	Results of Operations

●	Liquidity

●	Capital Resources

●	Foreign Currency

●	Off-Balance Sheet Arrangements

●	Share Repurchase Program

●	Contractual Obligations

●	Dividends

●	Significant Accounting Policies

●	Critical Accounting Estimates

●	New Accounting Pronouncements

●	Market Trends

●	Management Changes

●	Forward-Looking Factors

The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft® Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management (buy-side) clients account for 82.5% of our annual subscription value (“ASV”), with the remainder from investment banking firms (sell-side) that perform Mergers & Acquisitions (“M&A”) advisory work, capital markets services and equity research.

2015 Year in Review

Fiscal 2015 was a successful year for FactSet as we once again attained record levels of revenue, operating income, net income and diluted earnings per share. This fiscal year marked our 37th year of operation, our 35th consecutive year of revenue growth and our 19th consecutive year of earnings growth as a public company. Our record results demonstrate the continued success of the FactSet brand. We grew organic ASV by $88.4 million compared to $64.6 million a year ago, which resulted in an organic ASV growth rate of 9.2%, up from 7.3% last year. Our ASV growth rate of 9.2% helped us surpass the $1 billion milestone in total ASV and end the year at $1.058 billion. The acceleration in ASV to 9.2% was also our highest rate of growth in over three years, while our 13.0% diluted earnings per share increase in the fourth quarter of fiscal 2015 represented our 21st consecutive quarter of double-digit adjusted EPS growth. In addition, clients and users reached record highs of 2,976 and 62,205, respectively, in fiscal 2015, including a quarterly record of 3,210 users during the fourth quarter.

Growth in each Key Metric

Growth during fiscal 2015 was driven by delivering comprehensive workflow solutions to our clients, improvements in the functionality of our product line including portfolio analytics, enhancements to our technological infrastructure, expansion of our proprietary data and a continued focus on client service. As a result, each of the following key operating metrics experienced growth over the past 12 months ($ in millions, except client and user counts):

Key Metric	2015	2014	Change
ASV	$1,057.8	$963.6	9.8%(1)
Revenues	$1,006.8	$920.3	9.4%
Diluted EPS	$5.71	$4.92	16.1%
Free Cash Flow(2)	$280.8	$247.3	13.5%
Clients	2,976	2,743	8.5%
Users	62,205	54,596	13.9%

(1)	ASV grew 9.2% organically year over year.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Additionally, our annual client retention was greater than 95% of ASV as of August 31, 2015, consistent with last year. However, when expressed as a percentage of clients, our annual retention rate was 94%, up from 93% a year ago.

Returning Value to Stockholders

On May 12, 2015, our Board of Directors approved a 12.8% increase in the regular quarterly dividend, beginning with the dividend payment in June 2015 of $0.44 per share, or $1.76 per share per annum. In addition, we repurchased 1.7 million shares for $252.8 million under the existing share repurchase program during fiscal 2015. With our dividends and share repurchases we have returned $322.8 million in the aggregate to stockholders over the past 12 months.

Capital Expenditures

Capital expenditures were $25.7 million during fiscal 2015, up from $17.7 million a year ago. Approximately $13.8 million, or 54%, of our capital expenditures during fiscal 2015 were for purchases of computer equipment. This expense included more servers for our existing data centers, purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment. The remaining 46% of our capital expenditures were used to build out our offices primarily in New York, New York, Austin, Texas and Manila, the Philippines during fiscal 2015.

Product Developments to Enhance our Workflow Solutions

At FactSet, we are dedicated to building tools to support the workflows of our traditional Asset Management and Investment Banking base, as well as to extend our core competency to encompass Wealth Managers, Sales & Trading, Private Equity and Hedge Funds. In fiscal 2015, we introduced unique product innovations and applications across our segments which have improved the speed, usability and discoverability of our workstation. In addition to making the application more intuitive, we also released new site-wide search functionality which allows users to discover reports and applications. In support of data integrity, we released FactSet Portfolio Services to offer robust and transparent data reconciliations and standardized custom reporting options across regions and asset classes. FactSet Geographical Revenue Exposure (GeoRev), a recently released data set, enhances the way a user can view company revenues by geographic country and regional categories.

Content and Technology

Our product capabilities and goals are not possible without investments in content. We are focused on metrics that measure the impact of our content used by our clients; timeliness, accuracy, completeness, coverage and usage. Highlights of fiscal 2015 enhancements to our proprietary content are as follows:

FactSet Enterprise Data Governance

As a major publisher of financial content, FactSet continues to optimize its data governance model by employing enterprise level standards for entity and security reference data. Leveraging these enterprise standards enables us to connect effectively all of its proprietary and third party content through a consistent reference data framework. This integration allows our client base to leverage FactSet content across multiple workflows via the creation of highly connected “smart data” sets. Users are able to extend analytics and alpha generation by identifying intelligent correlations amongst connected data points, uncover complex relationships amongst entities, securities, people and funds (hierarchies, supply chains, board relationships) and leverage data connectivity to drive risk and regulatory reporting (aggregation, conflict of interest, counterparty discovery).

FactSet Revere

During fiscal 2015, FactSet continued to invest in the Revere content product lines with enhancements including FactSet Revere Hierarchy, a unique industry classification system that categorizes companies based on both their primary and secondary lines of business; FactSet Revere Segment Revenue (“SegRev”), which links a company’s as-reported business segment revenue and product categories to the FactSet Revere Hierarchy; FactSet Supply Chain Relationships, content that enables users to understand the performance and risk of a company by accessing its key customers, suppliers, competitors and partners; and FactSet Revere Business Industry Classification System (“FactSet RBICS”), which leverages the granularity of the FactSet Revere Hierarchy to classify companies by their primarily line of business. The database has 12 anchor sectors and is six levels deep with increasingly detailed layers of micro-industry groups.

FactSet Fundamentals

In fiscal 2015, we added banks to the Industry Metrics offering and metrics to the Oil & Gas and Metals & Mining offerings, bringing the key performance indicator coverage to seven industries, 5,600 active companies and 750 metrics. We also added over 2,600 companies to coverage for the standardized product, bringing the active universe to over 47,000 and the overall universe to 79,000.

FactSet CallStreet (Events and Transcripts)

This offering continues to provide high quality transcripts while maintaining industry standard timeliness metrics for raw and corrected earnings call transcripts for over 80% of the CallStreet universe. Coverage of transcripts and events grew 9% and 5%, respectively, during fiscal 2015.

FactSet Ownership

In fiscal 2015 this data set expanded to include fixed income funds. Fund holders of fixed income securities can be used in conjunction with other FactSet Ownership standard data feeds. With history starting from September 2013, the fixed income securities and funds included are global in scope, and both active and terminated securities and funds are included.

FactSet Infrastructure

The foundation to our product, content and technology goals is the focus on our infrastructure. We have invested a significant amount of resources in the evolution of our computing resources, storage capabilities, security posture and ability to scale. Part of this investment includes Project NextGen, which has helped us transition from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster and more cost-effective machines. This new architecture will allow us to be more agile and respond to the market quickly going forward, as well as enabling us to build new products and features.

Continued Focus on Client Service

Client service is a vital component of our business model. We support our powerful information and analytical applications with a team of financial data and modeling experts. Client service is performed each and every day via email, text, instant messaging, or phone. Client touches are a key metric by which we measure the success of our service. According to our fiscal 2015 global client satisfaction survey, 97% of respondents were satisfied or very satisfied with FactSet’s support, consistent with the prior year. The depth of our knowledge, the data behind the models and the complex mathematics behind the answers each create an opportunity for us to forge close working relationships with our user community.

Our reward for investing in a consulting group comprised of approximately 1,400 individuals is client loyalty, as evidenced by an annual client retention rate of greater than 95% of ASV as of August 31, 2015. Our consulting teams have been trained to listen to our clients’ needs and transfer this knowledge directly to the product development teams, helping us transform suggestions into new or enhanced product offerings. Educating our clients is also an important component of our service. Not only do we teach our users the nuances of our software and content offerings, but FactSet personnel are often thought-leaders in a particular area of financial modeling in our rapidly evolving industry. As a result, clients look to FactSet as a trusted partner to stay on the cutting edge of financial modeling and analysis. During fiscal 2015, nearly 1,900 clients attended live or online FactSet training sessions; more than 6,000 investment bankers were trained on how to use our systems; clients completed 29,000 eLearning courses in our online library; and clients referenced our online help and reference library over 700,000 times.

Employees

Our industry-leading customer care is largely due to the talent of our employee population. As of August 31, 2015, employee headcount was 7,360, up 10.9% from a year ago. Of our total employees, 2,238 were located in the U.S., 832 in Europe and 4,290 in Asia Pacific. Approximately 54% of our employees were involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provided administrative support. We are proud to have received the following accolades during fiscal 2015:

●	Ranked #48 on Fortune’s “100 Best Companies to Work For.”

●	Named as one of the “100 Best Workplaces for Millennials” in the U.S. by Fortune.

●	Recognized as one of the UK’s “Best Workplaces.”

●	Included in the “2015 Best Places to Work in France.”

●	Named as one of the “20 Great Workplaces in Technology” by Great Place to Work®.

●	Listed in Crain’s “Chicago’s Best Places to Work.”

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report on Form 10-K.

(in thousands, except per share data) Years Ended August 31,	2015	2014	Change	2014	2013	Change
Revenues	$1,006,768	$920,335	9.4%	$920,335	$858,112	7.3%
Cost of services	405,339	353,686	14.6%	353,686	306,379	15.4%
Selling, general and administrative	269,511	264,430	1.9%	264,430	282,314	(6.3)%
Operating income	331,918	302,219	9.8%	302,219	269,419	12.2%
Net income	$241,051	$211,543	13.9%	$211,543	$198,637	6.5%
Diluted earnings per common share	$5.71	$4.92	16.1%	$4.92	$4.45	10.6%
Diluted weighted average common shares	42,235	42,970		42,970	44,624

Revenues

Fiscal 2015 compared to Fiscal 2014

Revenues in fiscal 2015 were $1,006.8 million, up 9.4% compared to fiscal 2014. Our revenue growth drivers during fiscal 2015 were increases in ASV, clients and users, accelerated demand for our fixed income portfolio products, portfolio analytics (“PA”) suite of products, sales of equity attribution and multi asset class risk models, additional purchases of our Portfolio Services solutions, expansion of our proprietary content, and continued growth of our RMS offering.

Annual Subscription Value

As of August 31, 2015, ASV was $1.058 billion, up 9.2% organically from a year ago. ASV at a given point in time represents the forward-looking revenues for the next 12 months from all subscription services being supplied to our clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations.

($ in millions)
As of August 31,	Total ASV		% Organic Growth	Non-U.S. ASV	% of Total ASV Non-U.S.
2015	$1,058	(1)	9.2%	$343	32.4%
2014	$964	(2)	7.3%	$312	32.4%
2013	$888		5.9%	$282	31.8%
2012	$843	(3)	6.8%	$271	32.1%
2011	$779		13.6%	$246	31.6%
2010	$684	(4)	7.3%	$218	31.9%
2009	$623		0.8%	$200	32.1%
2008	$621		17.6%	$195	31.4%
2007	$517		21.9%	$157	30.4%
2006	$423		18.5%	$126	29.8%

(1)	Includes $10 million from acquisitions completed in fiscal 2015, including Code Red.
(2)	Includes $5 million from the acquisition of Revere and $7 million from the acquisition of Matrix.
(3)	Includes $11 million from the acquisition of StreetAccount.
(4)	Includes $16 million from the acquisition of Market Metrics.

We believe that our organic ASV growth of 9.2% in fiscal 2015 and 7.3% in fiscal 2014 highlight the strength of our subscription business model. We continue to focus on expanding the business by providing superior analytical applications, premier global content and unmatched client service. The 9.2% increase in organic ASV during fiscal 2015 relates to broad-based global growth from both the buy and sell-side. We have seen accelerated demand for our fixed income portfolio products, PA suite of products, sales of equity attribution and multi asset class risk models. Our stable of value-added products in the equity and fixed income analytics suite provided the company with strong sales in our European and Asia Pacific segments. Organic ASV growth of 9.2% excludes $10 million of ASV from acquisitions completed during fiscal 2015 and a $3.9 million detriment from foreign currency.

ASV from our U.S. operations was $714.8 million, up 8.7% organically from a year ago. International ASV totaled $343.1 million as of August 31, 2015, up 10.2% organically from a year ago and represented 32.4% of our Company-wide total. Organic ASV growth rates from buy and sell-side clients rose to 9.0% and 9.8%, respectively. The percentage of our total ASV derived from buy-side clients decreased slightly from 82.6% a year ago to 82.5% at August 31, 2015.

Growth in the Number of Users and Clients of FactSet

During fiscal 2015, we added 183 net new clients (which excludes 50 new clients acquired from the acquisition of Code Red in February 2015), increasing the number of clients by 6.7% over the prior year. Including the 50 new clients from Code Red, our total client count was 2,976 as of August 31, 2015. The addition of new clients is important to us as we anticipate that it lays the groundwork to provide additional services in the future, consistent with our strategy of increasing sales of workstations, applications and content at our existing clients. Annual client retention as of August 31, 2015 was greater than 95% of ASV and 94% when expressed as a percentage of clients, an increase from 93% as of the end of fiscal 2014. We believe these statistics underscore the power of our business model, as the large majority of our clients maintain their subscriptions to FactSet throughout each year. At August 31, 2015, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with the prior year.

At August 31, 2015, there were 62,205 professionals using FactSet, an increase of 7,609 users from a year ago. During the last twelve months, our investment management clients added 4,203 net new users, while our investment banking clients added 3,406 net new users. Our user count within the fourth quarter of fiscal 2015 alone increased by 3,210 users compared to 2,113 in the year ago fourth quarter, marking it our largest ever quarterly increase. Significant additions came from both our investment management and banking clients. The fourth quarter typically includes new users from both the buy and sell-side, as our larger clients bring in new hire classes and this quarter we saw sizable new hire classes at our banking clients. Growth during 2015 in both the IPO and M&A markets has also helped improve business for our banking clients. In addition, during the just completed fiscal year, we released a new user interface that emphasizes ease of use and search, which we believe contributed to our net user increase in fiscal 2015.

Growth within Portfolio Analytics

Our PA suite of products, including our Fixed Income in PA product, continues to be well received within our client base and was a source of revenue growth during fiscal 2015. Our clients have recognized the value of these applications and their capabilities in analyzing securities and portfolios. The PA suite includes separate products and covers a range of workflows around portfolios. The number of clients and users subscribing to PA, Fixed Income in PA, Style, Performance and Risk (“SPAR”), Risk and Portfolio Publishing continued to grow as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Increased Demand for Portfolio Services Solutions

Our solutions in the Portfolio Services space continued to do well. Our services offer turnkey integration, robust and transparent reconciliation and standardized and custom reporting options. Our team of specialists monitors and remedies issues as they occur during all stages of the client’s workflow, from data extraction to analytical enrichment, through report generation and data delivery. As clients look for areas to outsource services around data integration, enrichment, quality control and process monitoring, they are turning more and more to our managed services in this space.

Expansion of our Proprietary Content

Our proprietary content also continues to be a strong product line for us as well as a growing opportunity for us to expand our data feed business. We continue to be successful in licensing proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates, as our global content sales team pursues expanding the distribution of our content. This type of data is licensed in feed form and includes As-Reported Financials, ETF Data & Analytics, Enterprise Data Governance, CallStreet and Ownership. Data feeds are consumed by a wide range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell-side services. In addition, StreetAccount, our condensed news product, sells strongly across all FactSet user types and continues to be in demand due to the ability of our clients to receive up-to-the-minute news offered both through and outside the FactSet workstation.

Research Management Solutions (RMS)

On February 6, 2015, we acquired Code Red whose primary line of business is to provide research management technologies to the investment community, including endowments and foundations, institutional asset managers, sovereign wealth funds, pensions, and hedge funds. With the addition of Code Red to FactSet's existing research management solution, we now offer an RMS for all our clients' workflows. At the time of acquisition, Code Red had annual subscriptions of $9.3 million. For fiscal 2015, the acquisition of Code Red added incremental revenue of $5.2 million. Together with our Internal Research Notes product, our RMS solutions continued to grow, particularly in the fourth quarter, as clients now have a choice between our hosted and local solutions.

Effects of Foreign Currency

The positive revenue drivers disclosed above were partially offset by the impact of foreign currency, including a weaker Japanese Yen, British Pound Sterling and Euro. Foreign currency movements reduced revenues by $3.4 million during fiscal 2015 compared to a reduction of $1.2 million in fiscal 2014.

Fiscal 2014 compared to Fiscal 2013

Revenues in fiscal 2014 were $920.3 million, up 7.3% compared to fiscal 2013. Revenue growth drivers during fiscal 2014 were the addition of 200 new clients and 3,628 users, a 7.3% increase in organic ASV, continued growth in our Portfolio Analytics suite of products, rising sales of our wealth management workflow solution, expansion of proprietary content, stabilization within sell-side client base and incremental revenues from the acquisitions of Revere and Matrix. Organic ASV growth of 7.3% excludes $12 million of ASV acquired from Revere and Matrix during fiscal 2014 and a $0.8 million detriment from foreign currency.

Revenues by Geographic Region

(in thousands) Years Ended August 31,	2015	2014	2013
U.S.	$678,774	$624,642	$586,865
% of revenues	67.4%	67.9%	68.4%
Europe	$251,522	$227,395	$208,827
Asia Pacific	76,472	68,298	62,420
International	$327,994	$295,693	$271,247
% of revenues	32.6%	32.1%	31.6%
Consolidated	$1,006,768	$920,335	$858,112

Fiscal 2015 compared to Fiscal 2014

Revenues from our U.S. segment increased 8.7% to $678.8 million in fiscal 2015 compared to $624.6 million a year ago. Our fiscal 2015 U.S. revenue growth rate of 8.7% reflects increases in the number of users and clients of FactSet within the U.S., a rise in sales of our PA suite of products, continued demand for our proprietary content, $5.2 million of incremental revenue from the acquisition of Code Red and a strong performance by our U.S. investment management sales team. Our U.S. buy-side sales team has seen sustained demand for our fixed income portfolio products, multi-asset class risk and stress testing, attribution and publishing products. Revenues from our U.S. operations accounted for 67.4% of our consolidated revenues during fiscal 2015, down from 67.9% a year ago, as our international ASV growth rate surpassed our U.S. ASV growth rate by 150 basis points.

International revenues increased 10.9% to $328.0 million during fiscal 2015. Excluding negative foreign currency effects of $3.4 million, the year over year international revenue growth rate was 12.1%, which was comprised of 11.0% for Europe and 15.5% for Asia Pacific. Revenues from international operations accounted for 32.6% of our consolidated revenues during fiscal 2015, up from 32.1% a year ago.

European revenues advanced 10.6% year over year which was attributable to increases in client and user counts, continued growth in ASV from European sell-side clients and robust sales of PA subscriptions, partially offset by the negative effects of foreign currency. Foreign currency exchange rate fluctuations reduced our European growth rate by 40 basis points. The Asia Pacific revenue growth rate of 12.0% was primarily due to net new user and client growth, increased PA subscriptions and our proficiency in selling additional services to existing clients, partially offset by negative foreign currency impact attributable to the change in the value of the Japanese Yen compared to the U.S. dollar. Foreign currency exchange rate fluctuations reduced our Asia Pacific growth rate by 350 basis points.

Fiscal 2014 compared to Fiscal 2013

Revenues from our U.S. segment increased 6.4% to $624.6 million in fiscal 2014 compared to $586.9 million in fiscal 2013. Revenue growth was driven by the addition of users and clients, sales of our PA suite of products, growth in our wealth management solutions, increased demand for our proprietary content, and increment revenue from the Revere acquisition, which increased our U.S. growth rate by 80 basis points. Revenue growth was partially offset by a contraction in the Market Metrics business during fiscal 2014, which lowered our U.S. growth rate by 60 basis points. International revenues increased 9.0% to $295.7 million during fiscal 2014. Excluding foreign currency effects and the Matrix acquisition, the year over year international revenue growth rate was 6.7%, comprised of 5.0% for Europe and 12.2% for Asia Pacific. Revenues from international operations accounted for 32.1% of our consolidated revenues during fiscal 2014, up from 31.6% a year ago primarily as a result of incremental revenues from the Matrix acquisition.

Operating Expenses

(in thousands) Years Ended August 31,	2015		2014	2013
Cost of services	$405,339		$353,686	$306,379
Selling, general and administrative (“SG&A”)	269,511		264,430	282,314
Total operating expenses	$674,850	(1)	$618,116	$588,693	(2)
Operating income	$331,918		$302,219	$269,419
Operating Margin	33.0%		32.8%	31.4%

(1)

Total operating expenses in fiscal 2015 include an incremental $3.0 million from the vesting of performance-based equity instruments and $3.2 million related to changes in the senior leadership responsible for the Company’s salesforce. Of this total, $3.8 million was reported within SG&A expenses with the remainder in cost of services.

(2)

Total operating expenses in fiscal 2013 include an incremental $18.3 million from the vesting of performance-based stock options granted in connection with the acquisition of Market Metrics and StreetAccount. Of this total charge, $16.4 million was reported within SG&A expenses.

Cost of Services

Fiscal 2015 compared to Fiscal 2014

Cost of services increased 14.6% to $405.3 million as compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 40.3% in fiscal 2015, an increase of 190 basis points from a year ago. The increase was driven by higher employee compensation, including stock-based compensation, partially offset by lower computer depreciation.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues, increased 210 basis points during fiscal 2015 due to new classes of consultants, engineers and product developers hired in the past 12 months, new additions at our proprietary content collection locations, the addition of 32 employees from the Code Red acquisition, an increase in variable compensation and annual base salary increases. Over the last 12 months, we have added 344 net new employees involved with content collection, 252 net new engineering and product development employees and 124 net new consultants, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. In addition, of the total incremental $6.2 million expense recorded in fiscal 2015 from the vesting of performance-based equity instruments and changes in the senior leadership responsible for the Company’s salesforce, $2.4 million was reported within cost of services. Expenses associated with the operation of the Code Red business increased cost of services by $3.5 million during fiscal 2015 due to compensation paid to the acquired workforce, including stock-based compensation from equity based awards granted, amortization of acquired intangible assets and computer-related expenses.

Partially offsetting the growth in cost of services during fiscal 2015 was a reduction in computer depreciation expense, which decreased 20 basis points in fiscal 2015 compared to a year ago. This decrease was primarily due to the continued use of fully depreciated equipment and our transition to more efficient and cost-effective servers in our data centers.

Fiscal 2014 compared to Fiscal 2013

Cost of services increased 15.4% to $353.7 million in fiscal 2014 as compared to fiscal 2013. Expressed as a percentage of revenues, cost of services was 38.4% in fiscal 2014, an increase of 270 basis points from fiscal 2013. The increase was driven by higher employee compensation, additional third party data costs and incremental costs from the Revere and Matrix acquisitions, partially offset by lower computer-related expenses, including depreciation.

Employee compensation, including stock-based compensation, expressed as a percentage of revenues, increased 300 basis points during fiscal 2014. Excluding compensation attributable to the acquired Revere and Matrix workforces, the increase in employee compensation was 250 basis points largely due to increased employee headcount and annual employee base salary increases. In fiscal 2014, we hired 202 net new software engineers and 70 net new consultants, dedicated to the development, enhancement and support of our products. Third party data costs when expressed as a percentage of revenues increased 10 basis points during fiscal 2014. Many of our data contracts are driven by our user and client count, so as we continue to grow in these metrics, so do our data-related costs. User count rose by 7% while clients grew 10% in fiscal 2014, thus driving up our third party data costs. Expenses associated with the operations of Revere and Matrix increased the cost of services, when expressed as a percentage of revenues, by 80 basis points during fiscal 2014 due to compensation paid to the acquired workforce, stock-based compensation from equity-based awards granted, incremental third party data costs and amortization of acquired intangible assets.

Partially offsetting the growth in cost of services during fiscal 2014 was a reduction in computer-related expenses. Computer-related expenses, including computer depreciation and maintenance costs, decreased 30 basis points in fiscal 2014 as compared to fiscal 2013 due to the continued use of fully depreciated equipment and our transition to more efficient and cost-effective servers in our data centers.

Selling, General and Administrative (SG&A)

Fiscal 2015 compared to Fiscal 2014

SG&A expenses increased 1.9% to $269.5 million during fiscal 2015 as compared to $264.4 million in fiscal 2014. Expressed as a percentage of revenues, SG&A expenses decreased 190 basis points to 26.8% in fiscal 2015 due to lower employee compensation and lower occupancy costs, which include rent and depreciation of furniture and fixtures.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues, decreased 130 basis points due to a higher percentage of our employee base working in a cost of services capacity versus SG&A. Of our total employee headcount increase in fiscal 2015, 84% was within our software engineering, content collection and product development teams, which are all included within cost of services. As such, SG&A employee compensation declined compared to the growth in cost of services. Occupancy costs, when expressed as a percentage of revenues, decreased 60 basis points, primarily due to furniture and leasehold improvements becoming fully depreciated, lower rent expense from the strengthening of the U.S. dollar and the timing of acquiring new real estate space. However, certain occupancy costs, such as rent, are temporary and are being driven by the timing of acquiring new space to support our growing employee population.

Fiscal 2014 compared to Fiscal 2013

SG&A expenses decreased 6.3% to $264.4 million during fiscal 2014 as compared to $282.3 million in 2013. Expressed as a percentage of revenues, SG&A expenses decreased 420 basis points to 28.7% for fiscal 2014 due to lower employee compensation, including stock-based compensation partially offset by higher employee travel and entertainment (“T&E”) expenses.

Employee compensation when expressed as a percentage of revenues decreased 440 basis points from fiscal 2013 due to a higher percentage of our employee base working in a cost of services capacity versus SG&A and a prior year stock-based compensation charge of $16.4 million from the vesting of Market Metrics and StreetAccount performance-based options. Of our total employee headcount increase in fiscal 2014, 79% derived from our software engineering, content collection and product development teams, which are all included within cost of services. As such, SG&A employee compensation declined compared to the growth in cost of services.

Partially offsetting the overall decrease in SG&A expenses was higher T&E expense, which rose by 20 basis points when expressed as a percentage of revenues. The primary drivers for this increase were more client visits by our salesforce, higher plane and hotel prices and increased interoffice travel due to our expanding worldwide presence.

Operating Income and Operating Margin

Fiscal 2015 compared to Fiscal 2014

Operating income increased 9.8% to $331.9 million in fiscal 2015 compared to the prior year. Our operating margin for fiscal 2015 was 33.0%, up from 32.8% a year ago. Operating margin in fiscal 2015 was negatively impacted by a $3.2 million pre-tax charge related to changes in the senior leadership of our sales teams and a $3.0 million pre-tax charge primarily related to the vesting of performance-based equity instruments. Operating income in fiscal 2014 included $3.0 million of pre-tax charges related to vesting of performance-based equity instruments and the settlement of a legal claim. Excluding these charges, our fiscal 2015 adjusted operating margin was 33.6% compared to the fiscal 2014 adjusted operating margin of 33.2%. Revenue growth of 9.4% and net foreign currency benefits totaling of $11.2 million aided our current year operating margin expansion.

Fiscal 2014 compared to Fiscal 2013

Operating income increased 12.2% to $302.2 million in fiscal 2014 compared to fiscal 2013. Our operating margin for fiscal 2014 was 32.8%, up from 31.4% in fiscal 2013. Operating income reported in fiscal 2013 includes a Market Metrics and StreetAccount performance-based stock option charge of $18.3 million ($1.9 million within cost of services and $16.4 million in SG&A), which reduced our operating margin by 210 basis points. The fiscal 2014 operating margin was 70 basis points lower than the fiscal 2013 adjusted operating margin of 33.5% (as calculated by adding back the $18.3 million stock-based compensation charge), due to higher T&E expenses, a rise in third-party data costs, incremental employee compensation within cost of services and impact from our Revere and Matrix acquisitions, which lowered the fiscal 2014 operating margin by 80 basis points. These reductions were partially offset by a 7.3% increase in revenues, a reduction in computer-related expenses and lower SG&A employee compensation.

Operating Income by Segment

(in thousands) Years Ended August 31,	2015	2014	2013
U.S.	$172,980	$165,004	$138,706
Europe	116,310	100,937	100,187
Asia Pacific	42,628	36,278	30,526

Consolidated	$331,918	$302,219	$269,419

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments, U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Fiscal 2015 compared to Fiscal 2014

Operating income from our U.S. business advanced 4.8% to $173.0 million during fiscal 2015 compared to $165.0 million a year ago. The increase in operating income is primarily attributable to $54.1 million of incremental revenues and a decrease in computer depreciation partially offset by a rise in employee compensation expense. U.S. revenue growth was driven by increases in the number of users and clients of FactSet within the U.S., a rise in sales of our PA suite of products, continued demand for our proprietary content, $5.2 million of incremental revenue from the acquisition of Code Red and a strong performance by our U.S. investment management sales team. Excluding the acquired Code Red workforce, U.S. employee headcount increased 7.0% over the prior year, leading to higher employee compensation costs during fiscal 2015. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers.

European operating income increased 15.2% during fiscal 2015 to $116.3 million due to revenue growth of 10.6% and the effects of favorable foreign currency fluctuations on our expense base partially offset by increases in employee compensation, third-party data costs and occupancy expenses. The higher employee compensation costs were due to a 17.5% increase in headcount over the prior year. The increase in occupancy costs, which includes rent expense, was due to an increase in leased space, in London. Finally, the increased third-party data costs were due to the increased number of users year over year as many of our data contracts are driven by our user and client count.

Asia Pacific operating income increased 17.5% to $42.6 million compared to $36.3 million a year ago. The increase was due to incremental revenues of $8.2 million and the effects of favorable foreign currency fluctuations on our expense base, partially offset by higher employee compensation. The higher employee compensation costs were due an 11.0% increase in headcount from the prior year.

Fiscal 2014 compared to Fiscal 2013

Operating income from our U.S. business rose 19.0% to $165.0 million during fiscal 2014 compared to $138.7 million in fiscal 2013. The increase in operating income is attributable to $37.8 million of incremental revenues, a decrease in computer-related expenses, including computer depreciation and a fiscal 2013 pre-tax charge of $18.3 million related to the vesting of performance-based stock options, which did not recur in fiscal 2014. Of the total pre-tax stock-based compensation charge of $18.3 million, $18.1 million was recorded within the U.S. segment as it related to primarily U.S.-based businesses. Operating income growth was partially offset by increases in employee compensation within cost of services, a rise in T&E expenses, incremental legal fees, and additional expenses from the Revere acquisition. U.S. revenue growth was driven by an increase in the number of clients and users of FactSet, the continued use of our advanced applications such as PA and growth in sales of wealth management. Excluding the acquired Revere workforce, U.S. employee headcount increased 6.8% in fiscal 2014 leading to higher employee compensation costs. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers. Additional expenses from the acquisition of Revere lowered U.S. operating income by $1.0 million for fiscal 2014.

European operating income advanced 70 basis points during fiscal 2014 to $100.9 million due to revenue growth of 8.9% partially offset by increases in employee compensation and the impact of the Matrix acquisition. Additional expenses from the acquisition of Matrix lowered European operating income by $2.1 million.

Asia Pacific operating income increased 18.8% to $36.3 million compared to $30.5 million in fiscal 2013 due to incremental revenues of $5.9 million partially offset by higher employee compensation. The Asia Pacific revenues growth of 9.4% during fiscal 2014 was driven by our ability to sell our global content, expansion into new markets within Asia, sales of additional services to existing clients, and new client and user growth.

Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) Years Ended August 31,	2015		2014	2013
Provision for income taxes	$92,703	(1)	$91,921	$72,273	(2)
Net income	$241,051		$211,543	$198,637
Diluted earnings per common share	$5.71		$4.92	$4.45
Effective Tax Rate	27.8%	(1)	30.3%	26.7%	(2)

(1)

Included in the fiscal 2015 provision for income taxes were income tax benefits of $8.8 million primarily from finalizing prior year tax returns, the reenactment of the U.S. Federal R&D tax credit in December 2014, and other discrete items.

(2)

Included in the fiscal 2013 provision for income taxes were income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and finalizing prior year tax returns.

Income Taxes

Fiscal 2015 compared to Fiscal 2014

The fiscal 2015 provision for income taxes was $92.7 million, up from $91.9 million a year ago. The 0.9% increase was due to a 10.0% increase in pre-tax income offset by the reenactment of the U.S. Federal R&D tax credit in December 2014. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, we had not been permitted to factor it into our effective tax rate because it was not enacted tax law. The reenactment resulted in a discrete income tax benefit of $5.1 million during fiscal 2015. Additionally, we recognized tax benefits of $3.7 million related to finalizing prior year tax returns and other discrete tax items.

Fiscal 2014 compared to Fiscal 2013

The fiscal 2014 provision for income taxes was $91.9 million, up $19.6 million or 27.2% from $72.3 million in fiscal 2013. This increase was due to a 12.0% increase in pre-tax income and the expiration of the U.S. Federal R&D tax credit on December 31, 2013, which limited our ability to realize income tax benefits from the R&D tax credit to only four out of twelve months during fiscal 2014.

Net Income and Diluted Earnings per Share

Fiscal 2015 compared to Fiscal 2014

Net income increased 13.9% to $241.1 million and diluted earnings per share increased 16.1% to $5.71 during fiscal 2015 compared to fiscal 2014. Drivers of the increase in net income and earnings per share during fiscal 2015 include revenue growth of 9.4%, income tax benefits of $8.8 million, foreign currency benefits of $4.0 million and a decrease in diluted shares outstanding of 1.7%. These net income drivers were partially offset by incremental employee compensation expense within cost of services due to the hiring of 721 net new employees during the last 12 months and after-tax charges of $2.2 million and $2.1 million related to changes in the senior leadership of our sales teams and the vesting of performance-based equity instruments, respectively.

Fiscal 2014 compared to Fiscal 2013

Net income increased 6.5% to $211.5 million and diluted earnings per share increased 10.6% to $4.92 during fiscal 2014 as compared to fiscal 2013. Drivers of the increase included a 7.3% rise in revenues, lower stock-based compensation as a result of the fiscal 2013 after-tax charge of $12.9 million and a 3.7% decrease in diluted shares outstanding from share repurchases. These increases were partially offset by a higher annual effective tax rate from the expiration of the U.S. Federal R&D tax credit, incremental employee compensation within cost of services due to the hiring of 202 net new software engineers and 70 net new consultants, a rise in third party data costs from additional users and clients added and higher employee T&E.

Liquidity

The table below, for the periods indicated, provides selected cash flow information (in thousands):

Years Ended August 31,	2015	2014	2013

Net cash provided by operating activities	$306,442	$265,023	$269,809
Capital expenditures (1)	(25,682)	(17,743)	(18,517)
Free cash flow (2)	$280,760	$247,280	$251,292
Net cash used in investing activities	$(64,877)	$(70,708)	$(20,412)
Net cash used in financing activities	$(187,326)	$(276,729)	$(238,408)
Cash and cash equivalents at end of year (August 31)	$158,914	$116,378	$196,627

(1)	Included in net cash used in investing activities during each fiscal year reported.

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

Fiscal 2015 compared to Fiscal 2014

Cash and cash equivalents aggregated to $158.9 million or 22% of our total assets at August 31, 2015, compared with $116.4 million or 18% of our total assets August 31, 2014. Our cash and cash equivalents increased $42.5 million during fiscal 2015 due to cash provided by operations of $306.4 million, $71.5 million in proceeds from the exercise of employee stock options, $35.0 million in proceeds from long-term debt and $28.9 million in tax benefits from share-based payment arrangements. These cash inflows are partially offset by $34.8 million in cash paid to acquire businesses, $252.8 million in share repurchases, dividend payments of $66.6 million, capital expenditures of $25.7 million and purchases of investments, net of proceeds, of $4.4 million.

Free cash flow for fiscal 2015 was $280.8 million, exceeding net income by 16%. Free cash flow generated during fiscal 2015 was attributable to $241.1 million of net income, $37.6 million of positive working capital changes and $27.8 million in non-cash expenses less $25.7 million in capital expenditures. Working capital improvements were derived from lower income tax payments and increased accounts payable and accrued expenses due to the timing of payments partially offset by a rise in accounts receivable compared to the prior year. The rise in accounts receivable was due to our year over year revenue growth. Our accounts receivable balance as of August 31, 2015 rose by only 5.2% compared to the year ago period, while revenue growth grew by 9.4% year over year. This fact pattern was primarily due to a decrease in our days sales outstanding (“DSO”), which was lowered to 33 days as of August 31, 2015 compared to 34 days as of August 31, 2014.

Net cash used in investing activities was $64.9 million during fiscal 2015, a decrease of $5.8 million over the prior year due to a $12.1 million decrease in cash used in business acquisitions and a $1.7 million increase in proceeds from sales of short-term investments, net of purchases, partially offset by a $7.9 million increase in cash used for capital expenditures.

Net cash used in financing activities was $187.3 million during fiscal 2015. Of this total, $252.8 million related to the repurchase of 1.7 million shares under the existing share repurchase program and $66.6 million was for the payment of regular quarterly dividends. Partially offsetting these uses of cash were proceeds received from employee stock plans totaling $71.5 million, related tax benefits of $28.9 million and long-term debt of $35.0 million. Net cash used in financing activities was $89.4 million lower in the current year due to a $36.3 million increase in proceeds from employee stock option exercises and its related income tax benefits, proceeds from long-term debt of $35.0 million and a decrease in share repurchases of $23.6 million. These positive cash movements were partially offset by an incremental $5.5 million in dividend payments due to the 12.8% increase in our regular quarterly dividend, beginning in May 2015.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. Additionally, to fund our acquisition of Portware, LLC (“Portware”), announced on September 22, 2015, and closed on October 16, 2015, we entered into an amendment (the “Second Amendment”) dated as of September 21, 2015, amending and expanding the existing credit agreement dated February 6, 2015 and borrowed an additional $265.0 million on October 16, 2015. The maturity date on all outstanding loan amounts is September 21, 2018. For more information on the Portware acquisition, see Note 21, Subsequent Events, in the Notes to the Company’s Consolidated Financial Statements included in Item 8.

As of August 31, 2015, our total cash and cash equivalents worldwide was $158.9 million with $35.0 million in outstanding borrowings. Approximately $35.5 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $93.2 million in Europe (predominantly within the UK and France) and the remaining $30.2 million is held in Asia Pacific. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

Capital Resources

Capital Expenditures

Capital expenditures were $25.7 million during fiscal 2015, up from $17.7 million a year ago. Approximately $13.8 million, or 54%, of our capital expenditures during fiscal 2015 were for purchase of computer equipment, including more servers for our existing data centers, purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment. The remaining 46% of our capital expenditures were used to build out our offices primarily in New York, Texas and the Philippines during fiscal 2015.

Capital expenditures were $17.7 million during fiscal 2014, down from $18.5 million in fiscal 2013. Approximately $13.8 million or 78% of capital expenditures during fiscal 2014 related to the purchase of computer equipment  including more servers for our existing data centers, purchasing laptop computers and peripherals for employees, upgrading existing computer systems in our data collection centers in India and the Philippines and improving telecommunication equipment. The remaining 22% of capital expenditures was used primarily to build out our San Francisco office during fiscal 2014.

Capital Needs

Long-Term Debt

On February 6, 2015, we entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which we could request borrowings until its maturity date of February 6, 2018. The Credit Agreement also allowed us to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million.

For purposes of funding our acquisition of Code Red on February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. There are no prepayment penalties if we elect to prepay the Loan prior to its scheduled maturity date. The principal balance is payable in full on the maturity date. The $35.0 million we borrowed under the Loan bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within our Consolidated Balance Sheet at August 31, 2015. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During fiscal 2015 we paid approximately $0.1 million in interest on our outstanding Loan amount.

On September 21, 2015, we amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment”) in order to fund our acquisition of Portware, which was announced on September 22, 2015, and closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of October 30, 2015) is September 21, 2018. The Second Amendment also allows FactSet, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.

As of August 31, 2015, we owed no commitment fees since we borrowed the then-full amount of the Revolving Credit Facility on February 6, 2015. Other fees incurred, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized to interest expense over the term of the Loan using the effective interest method and totaled less than $0.1 million in fiscal 2015.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the Credit Agreement as of August 31, 2015.

As of August 31, 2015, the fair value of our long-term debt was $35.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.0 million of standby letters of credit have been issued in connection with our current leased office space as of August 31, 2015. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2015 and 2014, we were in compliance with all covenants contained in the standby letters of credit.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $30.7 million while our non-U.S. dollar denominated expenses are estimated to be $205.4 million, which translates into a net foreign currency exposure of $174.7 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where approximately 70% of our employees are located as of August 31, 2015. During fiscal 2015, foreign currency movements increased operating income by $11.2 million as compared to a $1.7 million decrease to operating income during fiscal 2014.

Foreign Currency Hedges

As of August 31, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the second quarter of fiscal 2018.

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the fourth quarter of fiscal 2016.

As of August 31, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.0 billion. The gross notional value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars was £10.5 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €18.1 million. There were no other outstanding foreign exchange forward contracts as of August 31, 2015. A loss on derivatives of $0.6 million was recorded into operating income during fiscal 2015, compared to a loss of $0.3 million a year ago.

Off-Balance Sheet Arrangements

At August 31, 2015 and 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

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

During fiscal 2015, we repurchased 1.7 million shares for $252.8 million under the existing share repurchase program as compared to 2.5 million shares for $275.4 million during fiscal 2014. Including the expansion, $134.2 million remains authorized for future share repurchases as of August 31, 2015.

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

The following table summarizes our significant contractual obligations as of August 31, 2015 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods (in millions):

	Payments due by period
	2016	2017-2018	2019-2020	2021 and thereafter	Total
Operating lease obligations(1)	$22.7	$55.4	$46.1	$145.9	$270.1
Purchase commitments(2)	60.7	3.8	0.7	—	65.2
Loan outstanding(3)	—	—	35.0	—	35.0
Total contractual obligations by period(4)	$83.4	$59.2	$81.8	$145.9	$370.3

(1)

Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. For more information on our operating leases, see Note 18, Commitments and Contingencies, in the Notes to the Company’s Consolidated Financial Statements included in Item 8.

(2)

Purchase commitments represent payment due in future periods in respect of obligations to our various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services.

(3)	Represents the amount due under the Company’s Loan under its Revolving Credit Facility entered into on February 6, 2015.

(4)

Non-current income taxes payable of $6.8 million and non-current deferred tax liabilities of $1.7 million have been excluded in the table above due to uncertainty regarding the timing of future payments.

Purchase orders do not necessarily reflect a binding commitment but are merely indicative of authorizations and intention to conclude purchases in the future. For the purpose of this tabular disclosure, purchase obligations for goods and services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. It is expected that all the contractual obligations noted in the table will be funded from existing cash and cash flows from operations. Expected timing pertaining to the contractual obligations included in the table above has been estimated based on information currently available. The amounts paid and the timing of those payments may differ based on when the goods and services provided by our vendors to whom we are contractually obligated are actually received as well as due to changes to agreed-upon amounts for any of our obligations.

As disclosed earlier in the Capital Resources section of this MD&A, we borrowed $35.0 million in the form of a Eurodollar rate loan to fund the acquisition of Code Red in February 2015. The $35.0 million loan matures on September 21, 2018, and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within our Consolidated Balance Sheet at August 31, 2015.

Dividends

On May 12, 2015, our Board of Directors approved a 12.8% increase in the regular quarterly dividend, beginning with the dividend payment in June 2015 which was $0.44 per share, or $1.76 per share per annum. This is the 10th consecutive year that our annual dividend has been increased by more than 10%, resulting in a five year annual dividend growth rate of 14%. With our dividends and share repurchases, in the aggregate, we have returned $322.8 million to stockholders over the past 12 months.

During fiscal years 2015 and 2014, our Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013

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

July 2012 Performance-based Option Grant Review

In July 2012, we granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the first growth target as outlined within the terms of the grant was achieved, thus 20% or 48,314 options vested on August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of Street Account users during fiscal 2014. During the fourth quarter of fiscal 2015, the third growth target was achieved, thus the third 20% tranche vested on August 31, 2015. As of August 31, 2015, we estimate that the fourth 20% tranche will vest by August 31, 2017, resulting in unamortized stock-based compensation expense of $0.6 million to be recognized over the remaining vesting period of 2.0 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Fourth 20% tranche (current expectation)	$0	$619
Fifth 20% tranche	$1,216	$1,003

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2015.

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, we granted 1,011,510 performance-based employee stock options. The number of performance-based options that would become eligible to vest was based upon the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. Based upon the actual growth in organic ASV and diluted EPS through August 31, 2014, 20%, or 185,014 (net of options forfeited through the end of fiscal 2014), of the previously granted shares became eligible to vest on August 31, 2014. The remaining 80% of the performance-based options previously granted were recorded as forfeitures in the fourth quarter of fiscal 2014. As of the end of fiscal 2015, total unamortized stock-based compensation expense of $0.9 million will be recognized over the remaining vesting period of 2.1 years in connection with this grant.

February 2015 Performance-based Option Grant Review

In connection with our acquisition of Code Red during the second quarter of fiscal 2015, we granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet to be eligible to vest. Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a four year measurement period ending February 28, 2019 and the remaining 68,761 options are eligible to cliff vest based on a two year measurement period ending February 28, 2017. As of August 31, 2015, total unamortized stock-based compensation of $2.1 million will be recognized as expense over the remaining vesting period of 3.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(338)	$0
10%	$(253)	$516
40% (current expectation)	$0	$2,063
70%	$253	$3,609
100%	$506	$5,156

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2015.

Other Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere, we granted 165,949 and 36,695 performance-based stock options, respectively, during fiscal 2014. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of August 31, 2015 we do not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, 18,553 options became eligible to vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This results in unamortized stock-based compensation expense of $0.4 million to be recognized over the remaining vesting period of 3.0 years. Of the remaining 18,142 performance-based options previously granted, 6,184 were recorded as forfeitures in the fourth quarter of fiscal 2015 while the remaining 11,958 vest 80% after four years if the measurement criterion is achieved over the four year period ending August 31, 2017.

Accrued Compensation

We make significant estimates in determining our accrued compensation. Approximately 15% of our total employee compensation is variable and discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation was $38.6 million and $37.3 million as of August 31, 2015 and 2014, respectively.

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described herein, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2015 and 2014 was $59.3 million and $57.6 million, respectively.

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

Goodwill and Intangible Assets

We are required to test goodwill and other intangible assets for impairment annually, or more frequently if impairment indicators occur. The impairment test requires management to make judgments in connection with identifying reporting units, assigning assets and liabilities to reporting units, assigning goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit. FactSet has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting we use to manage our business and operations.

We complete our impairment evaluation by performing internal valuation analyses and consider other publicly available market information. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. This analysis contains uncertainties as it requires management to make assumptions and apply judgment to estimate industry economic factors including market conditions, legal and technological factors and the profitability of future business strategies. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. We have not made any material changes in our impairment loss assessment methodology during the past three fiscal years. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses. However, if actual results are not consistent with our estimates and assumptions, we may be exposed to an impairment charge that could be material. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired, which could result in an impairment loss in our Consolidated Statements of Income and a write-down of the related asset.

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2015, consistent with previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. The carrying value of goodwill as of August 31, 2015 and 2014 was $308.3 million and $285.6 million, respectively.

Intangible assets consist of certain acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions and depending on the nature of the intangible asset, are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. The remaining useful lives of intangible assets subject to amortization are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. There were no adjustments to the useful lives of intangible assets subject to amortization during any of the periods presented. These intangible assets have no assigned residual values as of August 31, 2015 and 2014. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the periods presented. The carrying value of intangible assets as of August 31, 2015 and 2014 was $40.1 million and $41.9 million, respectively. Our ongoing consideration of the recoverability could result in impairment charges in the future, which could adversely affect our results of operations.

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities deductions. Our annual effective tax rate was 27.8%, 30.3% and 26.7% in fiscal 2015, 2014 and 2013, respectively.

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

As of August 31, 2015, we have gross unrecognized tax benefits totaling $6.8 million, including $1.3 million of accrued interest, recorded as non-current taxes payable in the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. If recognized, the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the Consolidated Statement of Income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. For this reason, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

New Accounting Pronouncements

See Note 3, Summary of Significant Accounting Policies, in the Notes to the Company’s Consolidated Financial Statements included in Item 8 for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include here by reference.

Management Changes

Our Chairman and CEO, Philip Hadley, stepped down as CEO effective July 1, 2015. He remains an employee of FactSet and continues to serve as our Chairman of the Board of Directors. Mr. Hadley, age 53, has served as our CEO since September 2000. Our President, 19-year FactSet veteran Philip Snow, was named CEO, effective July 1, 2015. Mr. Snow, age 51, was also elected to our Board of Directors, effective March 16, 2015.

In addition, on January 21, 2015, we hired Scott Miller as our new Executive Vice President, Global Director of Sales. Mr. Miller succeeded Michael Frankenfield and reports directly to Mr. Snow. Mr. Frankenfield, who has been with FactSet since 1989 and had been in his current role since 2009, remains with us as a Vice Chairman and works in a senior executive sales advisory position. In addition, on March 16, 2015, we appointed Mark Hale as our new Executive Vice President, Chief Operating Officer. Mr. Hale succeeded Peter Walsh and reports directly to Mr. Snow. Mr. Walsh, who has been with FactSet since 1999 and had been in his current role since 2009, remains with us focusing on various discrete projects.

Lastly, in June 2015, we hired Edward Baker-Greene, our first-ever Chief Human Resources Officer, to oversee and grow our critically important employee talent pool.

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

Business Outlook

The following forward-looking statements reflect our expectations as of October 16, 2015. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2016 Expectations (includes the impact from the acquisition of Portware, which was completed on October 16, 2015)

-	Revenues are expected to range between $270 million and $274 million.

-	Operating margin is expected to range between 32.0% and 33.0%.

-	The annual effective tax rate is expected to range between 31.0% and 32.0% and assumes the U.S. Federal R&D tax credit will not be reenacted by the end of the first quarter of fiscal 2016.

-	Diluted EPS should range between $1.44 and $1.46.

-

The lapse in the U.S. Federal R&D tax credit on December 31, 2014, reduced each end of the diluted EPS range by $0.02 compared to the recently completed fourth quarter. If the U.S. Federal R&D tax credit is re-enacted by November 30, 2015, diluted EPS would range between $1.49 and $1.51. We would also recognize an income tax benefit of $0.14 per share if the R&D tax credit could be retroactively applied to previous periods.

Dividend Payment

On August 10, 2015, we declared a regular quarterly dividend of $0.44 per share. The cash dividend of $18.2 million was paid on September 15, 2015, to common stockholders of record on August 31, 2015 using our existing cash generated by operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $30.7 million while our non-U.S. dollar denominated expenses are estimated to be $205.4 million, which translates into a net foreign currency exposure of $174.7 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of August 31, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the second quarter of fiscal 2018.

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the fourth quarter of fiscal 2016.

As of August 31, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs.4.0 billion. The gross notional value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars was £10.5 million. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €18.1 million.

There were no other outstanding foreign exchange forward contracts at August 31, 2015. A loss on derivatives of $0.6 million was recorded into operating income in fiscal 2015, compared to a loss of $0.3 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2015. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $8.6 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of August 31, 2015, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2015, would result in a decrease in operating income by $15.2 million over the next twelve months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2015 would increase the fair value of total assets by $28.4 million and equity by $25.6 million.

Interest Rate Risk

The fair market value of our cash and investments at August 31, 2015 was $182.4 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our consolidated balance sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

As of August 31, 2015, the fair value of our long-term debt was $35.0 million, which approximated its carrying amount given its floating interest rate basis and was determined based on quoted market prices for debt with a similar maturity. The debt bears interest on the outstanding principal amount at a rate equal to 0.50% plus the Eurodollar rate, which is defined in the agreement as the rate per annum equal to one-month LIBOR. During fiscal 2015 we paid approximately $0.1 million in interest on our outstanding Loan amount. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements:
Management’s Statement of Responsibility for Financial Statements	45
Management’s Report on Internal Control over Financial Reporting	45
Reports of Independent Registered Public Accounting Firms	46-48
Consolidated Statements of Income for the years ended August 31, 2015, 2014 and 2013	49
Consolidated Statements of Comprehensive Income for the years ended August 31, 2015, 2014 and 2013	50
Consolidated Balance Sheets at August 31, 2015 and 2014	51
Consolidated Statements of Cash Flows for the years ended August 31, 2015, 2014 and 2013	52
Consolidated Statements of Changes in Stockholders’ Equity for the years ended August 31, 2015, 2014 and 2013	53
Notes to the Consolidated Financial Statements	54

Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	87

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

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting as of August 31, 2015 and issued a report (see below).

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for FactSet. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of FactSet’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that FactSet’s internal control over financial reporting was effective as of August 31, 2015. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on FactSet’s internal control over financial reporting, which is included in their report on page 47.

/s/ F. PHILIP SNOW	/s/ MAURIZIO NICOLELLI

F. Philip Snow	Maurizio Nicolelli
Chief Executive Officer	Senior Vice President, Chief Financial Officer
October 30, 2015	October 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. as of August 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended August 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FactSet Research Systems Inc. at August 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended August 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FactSet Research Systems Inc.'s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

October 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited FactSet Research Systems Inc.’s internal control over financial reporting as of August 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FactSet Research Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, FactSet Research Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FactSet Research Systems Inc. as of August 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended August 31, 2015 of FactSet Research Systems Inc. and our report dated October 30, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

October 30, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

In our opinion, the consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for the year ended August 31, 2013 present fairly, in all material respects, the results of operations and cash flows of FactSet Research Systems Inc. and its subsidiaries (the “Company”) for the year ended August 31, 2013, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended August 31, 2013 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Stamford, Connecticut

October 30, 2013

Consolidated Statements of Income

(In thousands, except per share data)

Years Ended August 31,	2015	2014	2013
Revenues	$1,006,768	$920,335	$858,112

Operating expenses
Cost of services	405,339	353,686	306,379
Selling, general and administrative	269,511	264,430	282,314

Total operating expenses	674,850	618,116	588,693

Operating income	331,918	302,219	269,419
Other income	1,836	1,245	1,491

Income before income taxes	333,754	303,464	270,910
Provision for income taxes	92,703	91,921	72,273

Net income	$241,051	$211,543	$198,637

Basic earnings per common share	$5.80	$4.98	$4.53
Diluted earnings per common share	$5.71	$4.92	$4.45

Weighted average common shares (Basic)	41,572	42,436	43,890
Weighted average common shares (Diluted)	42,235	42,970	44,624

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income

(In thousands)

Years Ended August 31,	2015	2014	2013
Net income	$241,051	$211,543	$198,637

Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on cash flow hedges*	(868)	5,357	(3,296)
Foreign currency translation adjustments	(25,263)	7,895	(5,151)
Other comprehensive (loss) income	(26,131)	13,252	(8,447)

Comprehensive income	$214,920	$224,795	$190,190

* The unrealized (loss) gain on cash flow hedges disclosed above was net of tax benefit (expense) of $512, ($3,193) and $1,965 for the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

(In thousands, except share data)

At August 31,	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$158,914	$116,378
Investments	23,497	20,008
Accounts receivable, net of reserves of $1,580 and $1,662 at August 31, 2015 and 2014, respectively	95,064	90,354
Prepaid taxes	4,808	6,532
Deferred taxes	2,105	1,841
Prepaid expenses and other current assets	19,786	14,662
Total current assets	304,174	249,775

LONG-TERM ASSETS
Property, equipment and leasehold improvements, at cost	213,279	201,713
Less accumulated depreciation and amortization	(154,015)	(144,072)
Property, equipment and leasehold improvements, net	59,264	57,641
Goodwill	308,287	285,608
Intangible assets, net	40,052	41,855
Deferred taxes	20,599	22,377
Other assets	4,295	5,956
TOTAL ASSETS	$736,671	$663,212

CURRENT LIABILITIES
Accounts payable and accrued expenses	$33,880	$26,971
Accrued compensation	44,916	42,481
Deferred fees	38,488	36,504
Deferred taxes	562	—
Taxes payable	3,755	5,036
Dividends payable	18,179	16,299
Total current liabilities	139,780	127,291

NON-CURRENT LIABILITIES
Long-term debt	35,000	—
Deferred taxes	1,697	2,921
Taxes payable	6,776	5,501
Deferred rent and other non-current liabilities	21,834	16,417
TOTAL LIABILITIES	$205,087	$152,130

Commitments and contingencies (See Note 18)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 50,328,423 and 49,110,218 shares issued; 41,316,902 and 41,792,802 shares outstanding at August 31, 2015 and 2014, respectively	503	491
Additional paid-in capital	542,355	413,754
Treasury stock, at cost: 9,011,521 and 7,317,416 shares at August 31, 2015 and 2014, respectively	(988,873)	(734,746)
Retained earnings	1,021,651	849,504
Accumulated other comprehensive loss	(44,052)	(17,921)
TOTAL STOCKHOLDERS’ EQUITY	531,584	511,082
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$736,671	$663,212

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands)

Years Ended August 31,	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$241,051	$211,543	$198,637
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,349	34,435	35,779
Stock-based compensation expense	26,371	22,891	39,951
Deferred income taxes	(969)	(1,028)	3,175
Gain on sale of assets	(34)	(62)	(26)
Tax benefits from share-based payment arrangements	(28,948)	(11,955)	(25,225)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(4,300)	(13,299)	859
Accounts payable and accrued expenses	8,123	(2,903)	3,355
Accrued compensation	3,516	1,953	(776)
Deferred fees	53	3,594	(1,107)
Taxes payable, net of prepaid taxes	30,437	23,309	13,498
Prepaid expenses and other assets	(4,523)	(1,535)	2,105
Deferred rent and other non-current liabilities	4,322	(1,672)	(2,846)
Other working capital accounts, net	(6)	(248)	2,430

Net cash provided by operating activities	306,442	265,023	269,809

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(34,758)	(46,873)	(705)
Purchases of investments	(24,264)	(20,415)	(15,613)
Proceeds from sales of investments	19,827	14,323	14,423
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(25,682)	(17,743)	(18,517)

Net cash used in investing activities	(64,877)	(70,708)	(20,412)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(66,551)	(61,007)	(56,002)
Repurchase of common stock	(256,217)	(279,829)	(332,168)
Proceeds from debt	35,000	—	—
Debt issuance costs	(32)	—	—
Proceeds from employee stock plans	71,526	52,152	124,537
Tax benefits from share-based payment arrangements	28,948	11,955	25,225

Net cash used in financing activities	(187,326)	(276,729)	(238,408)

Effect of exchange rate changes on cash and cash equivalents	(11,703)	2,165	(3,406)
Net increase (decrease) in cash and cash equivalents	42,536	(80,249)	7,583
Cash and cash equivalents at beginning of year	116,378	196,627	189,044

Cash and cash equivalents at end of year	$158,914	$116,378	$196,627

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$64,750	$67,152	$53,153

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$18,179	$16,299	$15,164
Stock issued for acquisition of business	$2,991	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

Years Ended August 31,	2015	2014	2013
COMMON STOCK
Balance, beginning of year	$491	$481	$456
Common stock issued for employee stock plans	12	10	25
Balance, end of year	$503	$491	$481

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$413,754	$326,869	$137,569
Common stock issued for employee stock plans	72,381	52,039	124,124
Stock-based compensation expense	26,371	22,891	39,951
Tax benefits from share-based payment arrangements	28,948	11,955	25,225
Stock issued for acquisition of business	901	—	—
Balance, end of year	$542,355	$413,754	$326,869

TREASURY STOCK
Balance, beginning of year	$(734,746)	$(454,917)	$(122,749)
Repurchases of common stock	(253,076)	(275,415)	(327,454)
Stock issued for acquisition of business	2,090	—	—
Purchases of common stock upon restricted stock vesting	(3,141)	(4,414)	(4,714)
Balance, end of year	$(988,873)	$(734,746)	$(454,917)

RETAINED EARNINGS
Balance, beginning of year	$849,504	$700,519	$559,714
Net income	241,051	211,543	198,637
Dividends	(68,904)	(62,558)	(57,832)
Retirement of treasury stock	—	—	—

Balance, end of year	$1,021,651	$849,504	$700,519

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(17,921)	$(31,173)	$(22,726)
Foreign currency translation adjustments	(25,263)	7,895	(5,151)
Net unrealized (loss) gain on cash flow hedges, net of tax	(868)	5,357	(3,296)
Balance, end of year	$(44,052)	$(17,921)	$(31,173)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$511,082	$541,779	$552,264
Net income	241,051	211,543	198,637
Common stock issued for employee stock plans	72,393	52,049	124,149
Purchases of common stock upon restricted stock vesting	(3,141)	(4,414)	(4,714)
Stock-based compensation expense	26,371	22,891	39,951
Tax benefits from share-based payment arrangements	28,948	11,955	25,225
Repurchases of common stock	(253,076)	(275,415)	(327,454)
Foreign currency translation adjustments	(25,263)	7,895	(5,151)
Stock issued for acquisition of business	2,991	—	—
Net unrealized (loss) gain on cash flow hedges, net of tax	(868)	5,357	(3,296)
Dividends	(68,904)	(62,558)	(57,832)
Balance, end of year	$531,584	$511,082	$541,779

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications to the global investment community. FactSet combines content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft® Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services such as workstations, content and applications.

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

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include allocation of purchase price to acquired assets and liabilities, stock-based compensation, income taxes, accrued compensation, valuation of goodwill, and useful lives and valuation of fixed and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company and its subsidiaries are summarized below.

Revenue Recognition

The Company’s revenues are derived from month-to-month subscriptions to services such as workstations (also referred to as users), content and applications. The majority of clients are invoiced monthly to reflect the actual services provided. The remaining clients are invoiced quarterly, annually or biannually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. FactSet recognizes revenue when the client subscribes to FactSet services, the service has been rendered and earned during the month, the amount of the subscription is fixed or determinable based on established rates quoted on an annualized basis and collectability is reasonably assured. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction to revenue, with a corresponding reduction to accounts receivable.

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Balance Sheets as accounts receivable, net of reserves. Amounts invoiced in advance or client payments that are in excess of earned subscription revenues are reflected on the Consolidated Balance Sheets as deferred fees. As of August 31, 2015, the amount of accounts receivable that was unbilled totaled $4.0 million, which was billed in fiscal 2016.

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $1.6 million and $1.7 million was recorded as of August 31, 2015 and 2014, respectively, in the Consolidated Balance Sheets as a reduction to accounts receivable.

Cost of Services

Cost of services is comprised of compensation for Company employees within the content collection, consulting, product development, software and systems engineering groups in addition to data costs, computer maintenance and depreciation expenses, amortization of identifiable intangible assets, and client-related communication costs.

Selling, General and Administrative

Selling, general and administrative expenses include compensation for the sales and various other support and administrative departments in addition to travel and entertainment expenses, marketing costs, rent, amortization of leasehold improvements, depreciation of furniture and fixtures, office expenses, professional fees and other miscellaneous expenses.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards, including employee stock options and restricted stock. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital (“APIC”) when the award becomes deductible are assumed to be used to repurchase shares.

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

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) and certificates of deposit are classified as Level 2. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2015 or 2014.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and corporate money market funds with original maturities of three months or less and are reported at fair value. The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Investments

Investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Consolidated Balance Sheets. These certificates of deposit are held for investment and are not debt securities. The Company’s investments are associated with its purchase of certificates of deposits in India with maturities of less than twelve months from the date of purchase. Interest income earned from the certificates of deposit during fiscal 2015, 2014 and 2013 were $2.0 million, $1.2 million and $1.3 million, respectively. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2015 and 2014.

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

Goodwill

Goodwill has resulted from the acquisitions of the Insyte, LionShares, Mergerstat, CallStreet, JCF, TrueCourse, Derivative Solutions, AlphaMetrics, Global Filings, DealMaven, Thomson Fundamentals, Market Metrics, StreetAccount, Revere, Matrix, ETF.com and Code Red businesses. Goodwill resulting from the acquisitions of LionShares, Mergerstat, TrueCourse, Derivative Solutions, Market Metrics, StreetAccount, Revere and Matrix are income tax-deductible based on the structure of the acquisition. The Company is required to test goodwill for impairment annually, or more frequently if impairment indicators occur. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. FactSet has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2015, consistent with the timing of previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value.

Intangible Assets

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. Depending on the nature of the intangible asset, the identifiable intangible assets are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. The remaining useful lives of intangible assets subject to amortization are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. These intangible assets have no assigned residual values. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the fiscal years presented.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Approximately 15% of the Company’s employee incentive compensation programs are discretionary. At the end of each fiscal year, FactSet conducts a final review of both Company and individual performance within each department to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2015 and 2014, was $38.6 million and $37.3 million, respectively.

Derivative Instruments

FactSet conducts business outside the U.S. in several currencies including the Indian Rupee, Philippine Peso, British Pound Sterling, Euro and Japanese Yen. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considers several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. All derivatives are assessed for effectiveness at each reporting period.

Foreign Currency Translation

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in AOCL as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $43.7 million and $18.4 million at August 31, 2015 and 2014, respectively.

Income and Deferred Taxes

Income tax expense is based on taxable income determined in accordance with currently enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. FactSet recognizes the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, FactSet accrues interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements. As of August 31, 2015, the Company had gross unrecognized tax benefits totaling $6.8 million, including $1.3 million of accrued interest, recorded as non-current taxes payable in the Consolidated Balance Sheet.

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

As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures are estimated based primarily on historical experience. Windfall tax benefits, defined as tax deductions that exceed recorded stock-based compensation, are classified as cash inflows from financing activities.

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

Treasury Stock

The Company accounts for repurchased common stock under the cost method and includes such treasury stock as a component of its stockholders’ equity. At the time treasury stock retirement is approved by FactSet’s Board of Directors, the Company’s accounting policy is to deduct its par value from common stock, reduce APIC by the amount recorded in APIC when the stock was originally issued and any remaining excess of cost as a deduction from retained earnings.

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

New Accounting Standards or Updates Recently Adopted

Except for the new accounting standard updates disclosed below, the new updates issued by the Financial Accounting Standards Board (“FASB”) during the last three fiscal years did not have an impact on the Company’s consolidated financial statements.

Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard update became effective for FactSet beginning in the first quarter of fiscal 2014 and the additional information has been disclosed in Note 6, Other Comprehensive (Loss) Income and Accumulated Other Comprehensive Loss.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard update which provides clarified principles for recognizing revenue arising from contracts with clients and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity will identify the contract with a client, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption in fiscal 2018 permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In August 2015, the FASB issued an accounting standard update to amend the previous guidance issued in April 2015 and address debt issuance costs related to line-of-credit arrangements. The accounting standard update allows an entity to present debt issuance costs related to a line-of-credit as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. This accounting standard update did not impact the effective date of the previously issued guidance and the Company does not believe it will have a material impact on its consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of August 31, 2015 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2015 or 2014.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2015 and 2014 (in thousands):

	Fair Value Measurements at Reporting Date Using
August 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$89,443	$—	$—	$89,443
Certificates of deposit (2)	—	23,497	—	23,497
Derivative instruments (3)	—	1,035	—	1,035
Total assets measured at fair value	$89,443	$24,532	$—	$113,975

Liabilities
Derivative instruments (3)	$—	$1,602	$—	$1,602
Total liabilities measured at fair value	$—	$1,602	$—	$1,602

	Fair Value Measurements at Reporting Date Using
August 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75,363	$—	$—	$75,363
Certificates of deposit (2)	—	20,008	—	20,008
Derivative instruments (3)	—	1,406	—	1,406
Total assets measured at fair value	$75,363	$21,414	$—	$96,777

Liabilities
Derivative instruments (3)	$—	$591	$—	$591
Total liabilities measured at fair value	$—	$591	$—	$591

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During fiscal 2015 and 2014, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of August 31, 2015, the fair value of the Company’s long-term debt was $35.0 million, which approximated its carrying amount given its floating interest rate basis. FactSet did not have any long-term debt as of August 31, 2014. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of AOCL and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during fiscal 2015 or 2014, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of August 31, 2015, FactSet maintained the following foreign currency forward contracts to hedge its Indian Rupee, British Pound Sterling and Euro exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the second quarter of fiscal 2018.

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the second quarter of fiscal 2016.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the fourth quarter of fiscal 2016.

The following is a summary of all hedging positions and corresponding fair values (in thousands):

	Gross Notional Value		Fair Value Asset (Liability)
Currency Hedged (in U.S. dollars)	Aug 31, 2015	Aug 31, 2014	Aug 31, 2015	Aug 31, 2014
Indian Rupee	$56,320	$38,479	$(990)	$700
Philippine Peso	—	6,500	—	115
Euro	20,263	—	143	—
British Pound Sterling	15,831	—	280	—
Total	$92,414	$44,979	$(567)	$815

As of August 31, 2015, the gross notional value of foreign exchange contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.0 billion. The gross notional value of foreign exchange contracts to purchase Euros with U.S. dollars was €18.1 million. The gross notional value of foreign exchange contracts to purchase British Pound Sterling with U.S. dollars was £10.5 million.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments (in thousands):

Designation of Derivatives	Balance Sheet Location	Aug 31, 2015	Aug 31, 2014
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$1,035	$114
	Other assets	$—	1,292
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$—	$591
	Deferred rent and other non-current liabilities	$1,602	$—

All derivatives were designated as hedging instruments as of August 31, 2015 and 2014, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the each of the three fiscal years ended August 31, (in thousands):

	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)			Location of Loss	(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014	2013	Reclassified from AOCL into Income(Effective Portion)	2015	2014	2013
Foreign currency forward contracts	$(1,939)	$8,294	$(6,258)	SG&A	$(559)	$(260)	$(1,000)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of August 31, 2015, FactSet estimates that $1.0 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of August 31, 2015 and 2014, respectively, information related to these offsetting arrangements was as follows (in thousands):

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,040	$(5)	$1,035
Fair value of liabilities	(1,607)	5	(1,602)
Total	$(567)	$—	$(567)

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2014	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,406	$—	$1,406
Fair value of liabilities	(626)	35	(591)
Total	$780	$35	$815

6. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income during the fiscal years ended August 31, 2015, 2014, and 2013 are as follows (in thousands):

	August 31, 2015		August 31, 2014		August 31, 2013
	Pre-tax	Net of tax	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(25,263)	$(25,263)	$7,895	$7,895	$(5,151)	$(5,151)
Realized loss on cash flow hedges reclassified to earnings (1)	559	352	260	164	1,000	622
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(1,939)	(1,220)	8,294	5,193	(6,258)	(3,918)
Other comprehensive (loss) income	$(26,643)	$(26,131)	$16,449	$13,252	$(10,409)	$(8,447)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows (in thousands):

	August 31, 2015	August 31, 2014
Accumulated unrealized (losses) gains on cash flow hedges, net of tax	$(358)	$510
Accumulated foreign currency translation adjustments	(43,694)	(18,431)
Total accumulated other comprehensive loss	$(44,052)	$(17,921)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, Italy, Ireland, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $308.3 million of goodwill reported by the Company at August 31, 2015, 69% was recorded in the U.S. segment, 30% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments (in thousands).

Year Ended August 31, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$678,774	$251,522	$76,472	$1,006,768
Segment operating profit	172,980	116,310	42,628	331,918
Total assets	427,990	239,689	68,992	736,671
Depreciation and amortization	23,645	5,135	2,569	31,349
Stock-based compensation	23,006	2,991	374	26,371
Capital expenditures	22,459	460	2,763	25,682

Year Ended August 31, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$624,642	$227,395	$68,298	$920,335
Segment operating profit	165,004	100,937	36,278	302,219
Total assets	362,255	239,654	61,303	663,212
Depreciation and amortization	25,574	5,656	3,205	34,435
Stock-based compensation	20,288	2,231	372	22,891
Capital expenditures	16,047	647	1,049	17,743

Year Ended August 31, 2013	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$586,865	$208,827	$62,420	$858,112
Segment operating profit	138,706	100,187	30,526	269,419
Total assets	444,406	193,202	52,589	690,197
Depreciation and amortization	27,757	4,027	3,995	35,779
Stock-based compensation	37,307	2,264	380	39,951
Capital expenditures	13,649	1,276	3,592	18,517

GEOGRAPHIC INFORMATION - The following table sets forth information for those countries that are 10% or more of revenues (in thousands):

Years Ended August 31,	2015	2014	2013
Revenues(1)
United States	$678,774	$624,642	$586,865
United Kingdom	144,769	131,848	121,072
All other European countries	106,753	95,547	87,755
Asia Pacific	76,472	68,298	62,420
Total revenues	$1,006,768	$920,335	$858,112

(1)	Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area (in thousands):

At August 31,	2015	2014	2013
Long-lived Assets(1)
United States	$49,923	$46,294	$51,184
United Kingdom	3,655	4,669	4,806
All other European countries	1,322	2,267	3,051
Asia Pacific	4,364	4,411	6,330
Total long-lived assets	$59,264	$57,641	$65,371

(1)	Long-lived assets consist of property, equipment and leasehold improvements, net of accumulated depreciation and amortization and exclude goodwill, intangible assets, deferred taxes and other assets.

8. BUSINESS COMBINATIONS

Code Red, Inc.

On February 6, 2015, FactSet acquired Code Red, Inc. (“Code Red”) for $36.0 million. At the time of acquisition, Code Red employed 32 individuals and had annual subscriptions of $9.3 million. Code Red provides research management technologies to the investment community, including endowments and foundations, institutional asset managers, sovereign wealth funds, pensions, and hedge funds. With the addition of Code Red to FactSet's existing Research Management Solutions (“RMS”), FactSet now offers an RMS for all its clients' workflows, which is consistent with the Company’s strategy of offering software and tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of Code Red’s net tangible and intangible assets, leading to the recognition of goodwill.

The total purchase price of Code Red is as follows (in thousands):

Cash consideration	$32,962
Fair value of FactSet stock issued	2,991
Total purchase price	$35,953

The purchase price was allocated to Code Red’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon these estimated fair values and the preliminary intangible assets valuation, the purchase price allocation is as follows (in thousands):

Tangible assets acquired	$3,090
Amortizable intangible assets
Software technology	4,728
Client relationships	3,089
Non-compete agreements	277
Trade name	127
Goodwill	29,627
Total assets acquired	$40,938
Liabilities assumed	(4,985)
Net assets acquired	$35,953

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

Goodwill totaling $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Code Red acquisition is included in the U.S. segment and is not deductible for income tax purposes. The results of operations of Code Red have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on February 6, 2015 and the results did not have a material impact as of August 31, 2015. Pro forma information has not been presented because the effect of this acquisition was not material to the Company’s consolidated financial results.

Matrix Data Limited

During the second quarter of fiscal 2014, FactSet acquired Matrix Data Limited (“Matrix”) for a total purchase price of $31.8 million. Matrix’ primary line of business is providing intelligence to the UK financial services industry and covering market share of mutual fund distribution. Matrix has developed customer, channel and market benchmarking solutions that help clients optimize product distribution and improve marketing effectiveness to drive revenue growth. At the time of acquisition, Matrix had annual subscriptions of $7 million. The acquisition of Matrix allows FactSet to expand its current U.S. advisor-sold investments and insurance products to the UK, with the potential to ultimately expand this coverage throughout continental Europe. The opportunity for FactSet to develop an international presence and complement its existing U.S. product offerings contributed to a purchase price in excess of fair value of the Matrix net tangible and intangible assets, leading to the recognition of goodwill in connection with the acquisition.

The purchase price was allocated to Matrix’ net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the third quarter of fiscal 2014. There were no material adjustments between the preliminary and final allocation of purchase price.

The final Matrix purchase price of $31.8 million was allocated as follows (in thousands):

Tangible assets acquired	$7,459
Amortizable intangible assets
Data content	3,408
Client relationships	2,816
Software technology	1,708
Trade name	670
Non-compete agreements	147
Goodwill	25,531
Total assets acquired	$41,739
Liabilities assumed	(9,941)
Net assets acquired	$31,798

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

Revere Data

On September 1, 2013, FactSet paid $15.3 million in cash to acquire the assets of Revere Data, LLC (“Revere”) to complement the Company's commitment to provide its clients with insightful content sets. Revere classifies companies into a unique industry taxonomy and offers a database of supply chain relationships that helps investors identify companies’ interrelationships and mutual dependencies. As of the date of acquisition, Revere had annual subscriptions of $5 million. The opportunity for FactSet to offer this data to new and existing clients contributed to a purchase price in excess of fair value of the Revere net tangible and intangible assets. As a result, FactSet recorded goodwill in connection with this transaction.

The purchase price was allocated to Revere’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the second quarter of fiscal 2014. There were no material adjustments between the preliminary and final allocation of purchase price. The final Revere purchase price of $15.3 million was allocated as follows (in thousands):

Tangible assets acquired	$544
Amortizable intangible assets
Data content	2,799
Client relationships	827
Non-compete agreements	162
Trade name	293
Goodwill	11,612
Total assets acquired	$16,237
Liabilities assumed	(949)
Net assets acquired	$15,288

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

9. GOODWILL

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2015 and 2014 are as follows (in thousands):

	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2013	$167,822	$73,424	$3,327	$244,573
Goodwill acquired during the period	11,612	25,531	—	37,143
Foreign currency translations	—	4,077	(185)	3,892
Balance at August 31, 2014	$179,434	$103,032	$3,142	$285,608
Goodwill acquired during the period	32,435	—	—	32,435
Foreign currency translations	—	(9,307)	(449)	(9,756)
Balance at August 31, 2015	$211,869	$93,725	$2,693	$308,287

Goodwill is not amortized as it has an estimated indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2015, consistent with the timing of previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of the Company’s acquired intangible assets at August 31, 2015 was 11.1 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no changes to the estimate of the remaining useful lives during fiscal years 2015, 2014 and 2013. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows (in thousands):

At August 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$39,911	$16,667	$23,244
Client relationships	27,873	18,241	9,632
Software technology	21,203	15,042	6,161
Non-compete agreements	1,058	637	421
Trade names	1,614	1,020	594
Total	$91,659	$51,607	$40,052

At August 31, 2014	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$56,974	$27,644	$29,320
Client relationships	25,821	17,443	8,378
Software technology	22,881	20,089	2,792
Non-compete agreements	2,465	1,881	584
Trade names	1,729	958	771
Total	$109,870	$68,015	$41,855

During fiscal 2015, $9.1 million of intangible assets were acquired with a weighted average useful life of 6.3 years.

The details of the intangible assets acquired in the Code Red acquisition during fiscal 2015 are outlined as follows (in thousands):

Code Red Preliminary Intangible Assets Allocation	Amortization Period (years)	Acquisition Cost
Software technology	6.0	$4,728
Client relationships	7.0	3,089
Non-compete agreements	4.0	277
Trade name	3.0	127
Total	6.3	$8,221

Amortization expense recorded for intangible assets during fiscal years 2015, 2014 and 2013 was $8.2 million, $8.5 million and $7.1 million, respectively. As of August 31, 2015, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows (in thousands):

Fiscal Year	Estimated Amortization Expense
2016	$7,031
2017	6,949
2018	5,816
2019	4,492
2020	3,461
Thereafter	12,303
Total	$40,052

11. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following (in thousands):

At August 31,	2015	2014
Leasehold improvements	$92,427	$90,487
Computers and related equipment	87,732	81,853
Furniture and fixtures	33,120	29,373

Subtotal	$213,279	$201,713
Less accumulated depreciation and amortization	(154,015)	(144,072)
Property, equipment and leasehold improvements, net	$59,264	$57,641

Depreciation expense was $23.1 million, $25.9 million and $28.4 million for fiscal years 2015, 2014 and 2013, respectively.

12. COMMON STOCK AND EARNINGS PER SHARE

On May 12, 2015, FactSet’s Board of Directors approved a 12.8% increase in the regular quarterly dividend from $0.39 to $0.44 per share, or $1.76 per share per annum.

Shares of common stock outstanding were as follows (in thousands):

Years Ended August 31,	2015	2014	2013
Balance, beginning of year (September 1)	41,793	43,324	44,279
Common stock issued for employee stock plans	1,213	959	2,459
Repurchases of common stock	(1,689)	(2,490)	(3,414)
Balance, end of year (August 31)	41,317	41,793	43,324

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows (in thousands, except per share data):

	Net Income (Numerator)			Weighted Average Common Shares (Denominator)			Per Share Amount
Years Ended August 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
Basic EPS
Income available to common stockholders	$241,051	$211,543	$198,637	41,572	42,436	43,890	$5.80	$4.98	$4.53
Diluted EPS
Dilutive effect of stock options and restricted stock				663	534	734
Income available to common stockholders	$241,051	$211,543	$198,637	42,235	42,970	44,624	$5.71	$4.92	$4.45

Dilutive potential common shares consist of stock options and unvested restricted stock. There were 88,090 stock options excluded from the fiscal 2015 calculation of diluted earnings per share because their inclusion would have been anti-dilutive. There were no stock options excluded from the fiscal 2014 calculation of diluted earnings per share while 6,408 stock options were excluded from the fiscal 2013 calculation.

As of August 31, 2015, 2014, 2013, 478,945, 380,653 and 1,202,685, respectively, performance-based stock options were excluded from the calculation of diluted earnings per share. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria have been met.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

At August 31, 2015 and 2014, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At August 31, 2015 and 2014, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 50,328,423 and 49,110,218 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At August 31, 2015 and 2014, there were 9,011,521 and 7,317,416 shares of treasury stock (at cost) outstanding, respectively. As a result, 41,316,902 and 41,792,802 shares of FactSet common stock were outstanding at August 31, 2015 and 2014, respectively.

Share Repurchase Program

On December 15, 2014, the Company’s Board of Directors approved a $300.0 million expansion of the existing share repurchase program. During fiscal 2015, the Company repurchased 1,689,337 shares for $252.8 million leaving $134.2 million authorized for future share repurchases as of August 31, 2015. During fiscal 2014, the Company repurchased 2,489,993 shares for $275.4 million. At August 31, 2014, $87.0 million remained authorized for future share repurchases.

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the share repurchase program and it is expected that share repurchases will be paid for using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During fiscal 2015, 94,870 of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2015 (less 23,192 shares repurchased from employees at a cost of $3.1 million to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2014, 135,205 of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2014 (less 41,093 shares repurchased from employees at a cost of $4.4 million to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2014, 149,741 restricted stock awards vested.

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013
August 15, 2013	$0.35	Regular (cash)	August 31, 2013	$15,164	September 17, 2013
May 14, 2013	$0.35	Regular (cash)	May 31, 2013	$15,413	June 18, 2013
February 21, 2013	$0.31	Regular (cash)	February 28, 2013	$13,510	March 19, 2013
November 15, 2012	$0.31	Regular (cash)	November 30, 2012	$13,746	December 18, 2012

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

14. STOCK OPTION AND RETIREMENT PLANS

Stock Options

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

Stock Option Activity

In fiscal years 2015, 2014 and 2013, stock options to purchase 828,652, 391,478 and 1,674,966 shares of common stock, respectively, were granted to existing employees and non-employee directors of the Company. These options have a weighted average grant date exercise price of $141.79, $106.73 and $92.21 for fiscal years 2015, 2014 and 2013, respectively.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2012	6,083	$64.76
Granted – non performance-based	645	92.22
Granted – performance-based	1,011	92.22
Granted – non-employee Directors grant	19	91.06
Exercised	(2,286)	52.25
Forfeited(1)	(743)	93.84
Balance at August 31, 2013	4,729	$75.95
Granted – non performance-based	174	103.36
Granted – performance-based	203	109.56
Granted – non-employee Directors grant	14	107.65
Exercised	(789)	57.56
Forfeited(2)	(849)	91.98
Balance at August 31, 2014	3,482	$79.67
Granted – non performance-based	677	140.49
Granted – performance-based	138	148.52
Granted – non-employee Directors grant	14	138.48
Exercised	(1,060)	63.03
Forfeited	(134)	106.01
Balance at August 31, 2015	3,117	$100.71

(1)

In November 2011, FactSet granted 665,551 performance-based employee stock options. None of these performance-based stock options granted vested because FactSet did not achieve certain performance levels during the two fiscal years ended August 31, 2013. As such, these stock options were recorded as forfeitures in August 2013.

(2)

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. Based upon the actual growth in both organic ASV and diluted EPS during the two fiscal years ended August 31, 2014, 20% of the shares became eligible to vest on August 31, 2014 and the remaining were recorded as forfeitures in August 2014.

Stock Options Outstanding and Exercisable

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2015 (in thousands, except per share data and the weighted average remaining years of contractual life):

		Outstanding			Exercisable
Range of Exercise Prices Per Share	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$35.80 – $63.09	255	1.0	$54.62	$26,340	255	$54.62	$26,340
$66.46 – $66.81	351	1.2	$66.47	$32,098	351	$66.47	$32,098
$87.26 – $90.92	372	5.6	$90.14	$25,213	169	$89.44	$11,574
$91.06 – $92.22	654	7.1	$92.19	$42,986	336	$92.20	$22,083
$94.84 – $96.10	326	6.0	$94.88	$20,550	227	$94.85	$14,317
$102.01 – $110.31	358	8.2	$106.88	$18,273	14	$107.64	$704
$131.31 – $139.02	484	9.1	$131.91	$12,586	—	$—	$—
$148.52 – $166.74	317	9.6	$157.21	$225	—	$—	$—
Total Fiscal 2015	3,117	6.3	$100.71	$178,271	1,352	$78.70	$107,116

Prior Year Amounts	August 31, 2014		August 31, 2013
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	3,482	$79.67	4,729	$75.95
Exercisable at fiscal year end	1,899	$68.78	1,925	$59.70

The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2015 and 2014 was $107.1 million and $111.3 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $157.92 at August 31, 2015 and the exercise price multiplied by the number of options exercisable as of that date. The weighted average remaining contractual life of stock options exercisable at August 31, 2015 and 2014 was 3.9 years and 3.4 years, respectively. The total pre-tax intrinsic value of stock options exercised during fiscal 2015, 2014 and 2013 was $92.7 million, $44.0 million, and $99.1 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the first growth target as outlined within the terms of the grant was achieved, thus 20% or 48,314 options vested on August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of Street Account users during fiscal 2014. During the fourth quarter of fiscal 2015, the third growth target was achieved, thus the third 20% tranche vested on August 31, 2015. As of August 31, 2015, the Company estimates that the fourth 20% tranche will vest by August 31, 2017, resulting in unamortized stock-based compensation expense of $0.6 million to be recognized over the remaining vesting period of 2.0 years. A change, up or down, in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Fourth 20% (current expectation)	$0	$619
Fifth 20%	$1,216	$1,003

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2015.

November 2012 Annual Employee Performance-based Option Grant Review

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. The number of performance-based options that would become eligible to vest was based upon the Company achieving performance levels for both organic ASV and diluted earnings per share during the two fiscal years ended August 31, 2014. Based upon the actual growth in organic ASV and diluted EPS through August 31, 2014, 20%, or 185,014 (net of options forfeited through the end of fiscal 2014), of the previously granted shares became eligible to vest on August 31, 2014. The remaining 80% of the performance-based options previously granted were recorded as forfeitures in the fourth quarter of fiscal 2014. As of the end of fiscal 2015, total unamortized stock-based compensation expense of $0.9 million will be recognized over the remaining vesting period of 2.1 years in connection with this grant.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet to be eligible to vest. Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a four year measurement period ending February 28, 2019 and the remaining 68,761 options are eligible to cliff vest based on a two year measurement period ending February 28, 2017. As of August 31, 2015, total unamortized stock-based compensation of $2.1 million will be recognized as expense over the remaining vesting period of 3.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense (in thousands):

Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(338)	$0
10%	$(253)	$516
40% (current expectation)	$0	$2,063
70%	$253	$3,609
100%	$506	$5,156

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2015.

Other Performance-based Option Grants

In connection with the acquisitions of Matrix and Revere, FactSet granted 165,949 and 36,695 performance-based stock options, respectively, during fiscal 2014. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of August 31, 2015 FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options. Of the 36,695 performance-based stock options granted in connection with the Revere acquisition, 18,553 options became eligible to vest based upon the achievement of certain ASV and operating margins during the measurement period ending August 31, 2015. This results in unamortized stock-based compensation expense of $0.4 million to be recognized over the remaining vesting period of 3.0 years. Of the remaining 18,142 performance-based options previously granted, 6,184 were recorded as forfeitures in the fourth quarter of fiscal 2015 while the remaining 11,958 vest 80% after four years if the measurement criterion is achieved over the four year period ending August 31, 2017.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

In fiscal years 2015, 2014 and 2013, FactSet granted 54,862, 204,124 and 131,702 restricted stock awards to employees of the Company, respectively. These awards have a weighted average grant date fair value of $138.23, $101.95 and $85.80 for fiscal years 2015, 2014 and 2013, respectively.

As of August 31, 2015, a total of 313,407 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $20.5 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.2 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2012	383	$71.34
Granted (restricted stock and stock units)	132	85.80
Vested(1)	(150)	62.34
Canceled/forfeited	(7)	81.38
Balance at August 31, 2013	358	$80.43
Granted (restricted stock and stock units)	204	101.95
Vested(2)	(135)	84.48
Canceled/forfeited	(59)	86.39
Balance at August 31, 2014	368	$89.77
Granted (restricted stock and stock units)	55	138.23
Vested(3)	(95)	70.94
Canceled/forfeited	(15)	101.04
Balance at August 31, 2015	313	$103.34

(1)

Of the total 149,741 restricted stock awards that vested during fiscal 2013, 87,758 related to awards granted on October 23, 2009. These restricted stock awards cliff vested 60% after three years (on October 23, 2012) and 40% after five years (on October 23, 2014). An additional 55,572 awards that vested in fiscal 2013 related to awards granted on February 9, 2010 which cliff vested 100% after three years (on February 9, 2013). The remaining 6,411 restricted stock awards that vested were previously granted between June 2010 and July 2011 and vesting occurred when certain ASV targets were met in fiscal 2013.

(2)

The 135,205 restricted stock awards that vested during fiscal 2014 were comprised of: 62,544 of awards granted on November 8, 2010, which cliff vested 60% after three years (on November 8, 2013) with the remaining 40% cliff vesting after five years (on November 8, 2015); 29,087 of awards granted on April 14, 2011, which vested 100% after three years on April 14, 2014; 26,344 restricted stock awards that were granted on April 8, 2013, which cliff vest 20% annually upon the anniversary date of the grant; and 17,230 awards relating to restricted stock granted on February 9, 2010 which cliff vested 50% after four years (on February 9, 2014).

(3)

The 94,870 restricted stock awards that vested during fiscal 2015 were comprised of: 53,495 of awards granted on October 23, 2014, which cliff vested 60% after three years (on October 23, 2012) and 40% after five years (on October 23, 2014); 14,683 restricted stock awards that were granted on April 8, 2013, which cliff vest 20% annually upon the anniversary date of the grant; 17,228 awards relating to restricted stock granted on February 9, 2010; and 9,464 restricted stock awards that were previously granted between November 2013 and November 2014.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows (in thousands):

	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2012	4,340	126
Granted – non performance-based options	(645)	—
Granted – performance-based options	(1,011)	—
Granted – non-employee Directors grant	—	(19)
Restricted stock awards granted(1)	(329)	—
Share-based awards canceled/forfeited(2)	761	—
Balance at August 31, 2013	3,116	107
Granted – non performance-based options	(174)	—
Granted – performance-based options	(203)	—
Granted – non-employee Directors grant	—	(14)
Restricted stock awards granted(1)	(510)	—
Share-based awards canceled/forfeited(2)	993	9
Balance at August 31, 2014	3,222	102
Granted – non performance-based options	(677)	—
Granted – performance-based options	(138)	—
Granted – non-employee Directors grant	—	(14)
Restricted stock awards granted(1)	(137)	—
Share-based awards canceled/forfeited(2)	171	—
Balance at August 31, 2015	2,441	88

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

At the 2014 Annual Meeting of Stockholders of FactSet held on December 16, 2014, the stockholders of FactSet voted on and approved the Amended and Restated FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”), including the reservation of an additional 500,000 shares of common stock for issuance thereunder. The amendment and restatement of the Purchase Plan was approved by FactSet’s Board of Directors on October 23, 2014 and became effective with stockholder approval on December 16, 2014. As a result of such stockholder approval, the Purchase Plan was amended and modified to increase the maximum number of shares of common stock authorized for issuance over the term of the Purchase Plan by 500,000 shares. There is no expiration date for the Purchase Plan.

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

During fiscal 2015, employees purchased 63,265 shares as compared to 74,889 shares in fiscal 2014 and 75,281 shares in fiscal 2013. At August 31, 2015, 481,616 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established a 401(k) Plan (the “401(k) Plan”) in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986. Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the Internal Revenue Code. The Company matches up to 4% of employees’ earnings, capped at the IRS annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $8.6 million, $7.7 million, and $7.5 million in matching contributions to employee 401(k) accounts during fiscal 2015, 2014 and 2013, respectively.

15. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $26.4 million, $22.9 million and $40.0 million in fiscal 2015, 2014, and 2013, respectively. As of August 31, 2015, $60.5 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.4 years. There was no stock-based compensation capitalized as of August 31, 2015 and 2014, respectively.

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

Q1 2015	462,913 non performance-based employee stock options were granted at a weighted average exercise price of $131.31 and a weighted average estimated fair value of $37.67 per share.
Q2 2015

25,075 non performance-based employee stock options and 137,522 performance-based employee stock options were granted at a weighted average exercise price of $147.05 and a weighted average estimated fair value of $43.05 per share.

Q3 2015	61,210 non performance-based employee stock options were granted at a weighted average exercise price of $159.14 and a weighted average estimated fair value of $44.95 per share.
Q4 2015	128,090 non performance-based employee stock options were granted at a weighted average exercise price of $165.02 and a weighted average estimated fair value of $54.10 per share.
Q1 2014

35,508 non performance-based employee stock options and 36,695 performance-based employee stock options were granted at a weighted average exercise price of $109.49 and a weighted average estimated fair value of $31.78 per share.

Q2 2014

138,902 non performance-based employee stock options and 165,949 performance-based employee stock options were granted at a weighted average exercise price of $106.03 and a weighted average estimated fair value of $29.14 per share.

Q3 2014	There were no employee stock options granted during the third quarter of fiscal 2014.
Q4 2014	There were no employee stock options granted during the fourth quarter of fiscal 2014.
Q1 2013

635,308 non performance-based employee stock options and 1,011,510 performance-based employee stock options were granted at a weighted average exercise price of $92.22 and a weighted average estimated fair value of $26.87 per share.

Q2 2013	9,367 non performance-based employee stock options were granted at a weighted average exercise price of $92.55 and a weighted average estimated fair value of $26.69 per share.
Q3 2013	There were no employee stock options granted during the third quarter of fiscal 2013.
Q4 2013	There were no employee stock options granted during the fourth quarter of fiscal 2013.

The weighted average estimated fair value of employee stock options granted during fiscal 2015, 2014 and 2013 was determined using the binomial model with the following weighted average assumptions:

	2015			2014			2013
Term structure of risk-free interest rate	0.01%	-	2.3%	0.01%	-	2.6%	0.16%	-	1.91%
Expected life (years)	5.8	-	9.4	7.6	-	7.8	7.6	-	7.8
Term structure of volatility	20%	-	31%	23%	-	33%	24%	-	33%
Dividend yield			1.32%			1.35%			1.30%
Weighted average estimated fair value			$41.87			$29.64			$26.87
Weighted average exercise price			$141.84			$106.69			$92.22
Fair value as a percentage of exercise price			29.5%			27.8%			29.1%

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

Fiscal 2015

On January 15, 2015, FactSet granted 13,842 stock options to the Company’s non-employee Directors at a weighted average estimated fair value of $28.18 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.45%
Expected life (years)	5.4
Expected volatility	23%
Dividend yield	1.30%

Fiscal 2014

On January 15, 2014, FactSet granted 14,424 stock options to the Company’s non-employee Directors at a weighted average estimated fair value of $27.04 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.66%
Expected life (years)	5.4
Expected volatility	29%
Dividend yield	1.35%

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

Fiscal 2015

–	9,384 restricted stock units with a fair value of $127.88 were granted on November 3, 2014.

–	841 shares of restricted stock with a fair value of $124.18 were granted on November 3, 2014.

–	15,070 shares of restricted stock with a fair value of $132.71 were granted on December 17, 2014.

–	1,724 restricted stock units with a fair value of $145.01 were granted on February 9, 2015.

–	21,294 shares of restricted stock with a fair value of $140.88 were granted on February 9, 2015.

–	397 shares of restricted stock with a fair value of $151.50 were granted on May 1, 2015.

–	448 shares of restricted stock with a fair value of $153.89 were granted on May 1, 2015.

–	5,704 shares of restricted stock with a fair value of $157.84 were granted on July 31, 2015.

Fiscal 2014

–	7,744 restricted stock units with a fair value of $103.30 were granted on September 17, 2013.

–	153,972 shares of restricted stock with a fair value of $102.22 were granted on November 1, 2013.

–	30,144 shares of restricted stock with a fair value of $102.84 were granted on December 23, 2013.

–	12,264 restricted stock units with a fair value of $95.45 were granted on February 3, 2014.

Fiscal 2013

–	131,702 restricted stock units granted on April 8, 2013 with a fair value of $85.80.

Employee Stock Purchase Plan Fair Value Determinations

During fiscal 2015, employees purchased 63,265 shares at a weighted average price of $122.76 compared to 74,889 shares at a weighted average price of $89.28 in fiscal 2014 and 75,281 shares at a weighted average price of $80.77 in fiscal 2013. Stock-based compensation expense recorded during fiscal 2015, 2014, and 2013 relating to the employee stock purchase plan was $1.5 million, $1.3 million and $1.2 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during fiscal years 2015, 2014 and 2013 were $24.05, $17.76 and $15.79 per share, respectively, with the following weighted average assumptions:

	2015	2014	2013
Risk-free interest rate	0.03%	0.04%	0.07%
Expected life (months)	3	3	3
Expected volatility	16.3%	9.8%	9.8%
Dividend yield	1.15%	1.38%	1.38%

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

Provision for Income Taxes

The provision for income taxes is as follows (in thousands):

Years Ended August 31,	2015	2014	2013
U.S. operations	$263,411	$242,839	$220,778
Non-U.S. operations	70,343	60,625	50,132
Income before income taxes	$333,754	$303,464	$270,910

U.S. operations	$88,147	$81,998	$61,328
Non-U.S. operations	4,556	9,923	10,945
Total provision for income taxes	$92,703	$91,921	$72,273
Effective tax rate	27.8%	30.3%	26.7%

The components of the provision for income taxes consist of the following (in thousands):

Years Ended August 31,	2015	2014	2013
Current
U.S. federal	$82,885	$77,368	$52,625
U.S. state and local	4,419	3,972	3,309
Non-U.S.	6,368	10,350	11,188
Total current taxes	$93,672	91,690	$67,122
Deferred
U.S. federal	$720	$547	$5,036
U.S. state and local	123	111	358
Non-U.S.	(1,812)	(427)	(243)
Total deferred taxes	$(969)	$231	$5,151
Total provision for income taxes	$92,703	$91,921	$72,273

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors (expressed as a percentage of income before income taxes):

Years Ended August 31,	2015		2014	2013
Tax at U.S. Federal statutory tax rate	35.0%		35.0%	35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	1.6		1.8	2.0
Foreign income at other than U.S. rates	(3.0)		(2.9)	(2.5)
Domestic production activities deduction	(2.2)		(2.1)	(2.6)
Income tax benefits from R&D tax credits	(2.7)		(1.1)	(4.1)
Income tax benefits from foreign tax credits	(0.3)		(0.4)	(1.2)
Other, net	(0.6)		0.0	0.1
Effective tax rate	27.8%	(1)	30.3%	26.7	%(2)

(1)

The fiscal 2015 effective tax rate of 27.8% includes income tax benefits of $8.8 million primarily from the reenactment of the U.S. Federal R&D Tax Credit (the “U.S. Federal R&D tax credit”) in December 2014, finalizing prior year tax returns and other discrete items.

(2)

The fiscal 2013 effective tax rate of 26.7% includes income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D tax credit in January 2013 and finalizing prior year tax returns.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

At August 31,	2015	2014
Current
Receivable reserve	$541	$597
Deferred rent	794	1,067
Other	770	177
Net current deferred tax assets	$2,105	$1,841
Non-current
Depreciation on property, equipment and leasehold improvements	$10,880	$9,831
Deferred rent	5,108	3,572
Stock-based compensation	17,562	18,160
Purchased intangible assets, including acquired technology	(17,533)	(10,750)
Other	4,582	1,564
Net non-current deferred tax assets	$20,599	$22,377
Total deferred tax assets	$22,704	$24,218

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows (in thousands):

At August 31,	2015	2014
Current
Other	$562	$—
Net current deferred tax liabilities	$562	$—
Non-current
Purchased intangible assets, including acquired technology	$1,886	$3,478
Stock-based compensation	—	(860)
Other	(189)	303
Net non-current deferred tax liabilities	$1,697	$2,921
Total deferred tax liabilities	$2,259	$2,921

A provision has not been made for additional U.S. Federal taxes as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at August 31, 2015 and 2014. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of August 31, 2015, the Company had gross unrecognized tax benefits totaling $6.8 million, including $1.3 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. Approximately $1.0 million of these unrecognized tax benefits would have affected the current year effective tax rate if realized as of August 31, 2015. As of August 31, 2014, the Company had gross unrecognized tax benefits totaling $5.5 million, including $1.1 million of accrued interest, recorded as non-current taxes payable in the consolidated balance sheet. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest charges of $0.2 million, $0.1 million and less than $0.1 million during the fiscal years ended August 31, 2015, 2014 and 2013, respectively.

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

The following table summarizes the changes in the balance of gross unrecognized tax benefits (in thousands):

Unrecognized income tax benefits at August 31, 2012	$5,464
Additions based on tax positions related to the current year	1,372
Additions for tax positions of prior years	986
Statute of limitations lapse	(1,103)
Reductions from settlements with taxing authorities	(1,284)
Unrecognized income tax benefits at August 31, 2013	$5,435
Additions based on tax positions related to the current year	921
Additions for tax positions of prior years	628
Statute of limitations lapse	(717)
Reductions from settlements with taxing authorities	(766)
Unrecognized income tax benefits at August 31, 2014	$5,501
Additions based on tax positions related to the current year	962
Additions for tax positions of prior years	1,122
Statute of limitations lapse	(809)
Unrecognized income tax benefits at August 31, 2015	$6,776

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2015, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013 through 2015
State (various)	2010 through 2015

Europe
United Kingdom	2013 through 2015
France	2012 through 2015

17. DEBT

FactSet’s debt obligations consisted of the following (in thousands):

At August 31,	2015	2014
2015 Revolving Credit Facility (maturity date of September 21, 2018)	$35,000	$—
Total Outstanding Debt at fiscal year-end	$35,000	$—

On February 6, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which the Company could request borrowings. The Credit Agreement also allowed FactSet to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million.

For purposes of funding its acquisition of Code Red on February 6, 2015, FactSet borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. There are no prepayment penalties if the Company elects to prepay the Loan prior to its scheduled maturity date. The principal balance is payable in full on the maturity date. The $35.0 million borrowed under the Loan bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50% and is reported as long-term debt within the Consolidated Balance Sheet at August 31, 2015. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During fiscal 2015 the Company paid approximately $0.1 million in interest on its outstanding Loan amount.

On September 21, 2015, the Company amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund FactSet’s acquisition of Portware, LLC (“Portware”) which was announced on September 22, 2015, and closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of October 30, 2015) is September 21, 2018. The Second Amendment also allows FactSet, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. For more information on the Portware acquisition, see Note 21, Subsequent Events.

As of August 31, 2015, no commitment fee was owed by FactSet since it borrowed the then-full amount of the Revolving Credit Facility on February 6, 2015. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method and totaled less than $0.1 million in fiscal 2015.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of August 31, 2015.

18. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At August 31, 2015, the Company leases approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms.

During fiscal 2015, 2014 and 2013, rent expense (including operating costs) for all operating leases amounted to $38.6 million, $37.7 million and $36.2 million, respectively. At August 31, 2015 and 2014, deferred rent reported within the consolidated balance sheet totaled $20.9 million and $18.3 million, of which $18.4 million and $14.9 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $1.0 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of August 31, 2015. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2015 and 2014, FactSet was in compliance with all covenants contained in the standby letters of credit.

In fiscal 2015, FactSet entered into the following new lease agreements:

●

Boston, Massachusetts: A new lease amendment was signed to extend and expand the Company’s existing office space in Boston by 4,809 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $6.6 million through June 2022.

●

Hyderabad, India:

-A new lease amendment was entered into during November 2014 to renew the Company’s existing office space in Hyderabad. At the time of signing, the renewal resulted in incremental future minimum rental payments of $2.2 million over the non-cancelable lease term through November 2019.

-A new lease agreement was entered into during April 2015 for 43,830 square feet of new office space in Hyderabad. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.8 million over the lease term through September 2020.

●

Manila, Philippines: A new lease agreement was entered into during April 2015 for 13,043 square feet of new office space in Manila. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $1.5 million over the non-cancelable lease term through June 2020.

●

New York, New York: A new lease amendment was signed to extend and expand the Company’s existing office space in New York by 19,979 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $21.2 million through August 2031. The amendment included approximately $1.9 million in tenant allowances.

●

Norwalk, Connecticut: A new lease amendment was signed to extend and expand the Company’s existing office space in Norwalk by 9,587 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $0.9 million through December 2019.

●

London, England: A new lease agreement was entered into in July 2015 for 15,051 square feet of new office space in London. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $21.1 million over the non-cancelable lease term through March 2031.

At August 31, 2015, the Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year (in thousands):

Years Ended August 31,	Minimum Lease Payments
2016	$22,695
2017	28,002
2018	27,373
2019	25,974
2020	20,129
Thereafter	145,929
Total	$270,102

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2015 and 2014, the Company had total purchase commitments with suppliers of $65.2 million and $53.3 million, respectively.

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

19. RISKS AND CONCENTRATIONS OF CREDIT RISK

Financial Risk Management

Foreign Currency Exchange Risk

The Company is exposed to changes in foreign currency exchange rates, which could affect its operating results, financial position and cash flows. The Company’s primary foreign currency market exposures include the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. To the extent that FactSet’s international activities recorded in local currencies increase in the future, its exposure to fluctuations in currency exchange rates will correspondingly increase. FactSet manages its exposure to foreign currency exchange risk through its regular operating and financing activities and, when appropriate, through the use of derivative financial instruments. These derivative financial instruments are utilized to hedge currency exposures as well as to reduce earnings volatility resulting from shifts in market rates. FactSet only enters into foreign currency forward contracts to manage foreign currency exposures. The fair market values of all the Company’s derivative contracts change with fluctuations in currency rates and are designed so that any changes in their values are offset by changes in the values of the underlying exposures. See Note 5, Derivative Instruments, for additional analysis of the Company’s foreign currency exchange rate risk.

Interest Rate Risk

The fair market value of the Company’s cash and investments at August 31, 2015 was $182.4 million. FactSet’s cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or fewer and are reported at fair value. The Company’s investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are reported as short-term investments. It is anticipated that the fair market value of the Company’s portfolio will continue to be immaterially affected by fluctuations in interest rates. Because FactSet has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and investments have been significantly impacted by the recent credit crisis.

As of August 31, 2015, the fair value of the Company’s long-term debt was $35.0 million, which approximated its carrying amount given its floating interest rate basis and was determined based on quoted market prices for debt with a similar maturity. The debt bears interest on the outstanding principal amount at a rate equal to 0.50% plus the Eurodollar rate, which is defined in the agreement as the rate per annum equal to one-month LIBOR. It is anticipated that the fair market value of the Company’s debt will continue to be immaterially affected by fluctuations in interest rates and FactSet does not believe that the value of its debt has been significantly impacted by current market events.

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet's total revenues in any fiscal year presented. At August 31, 2015, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total subscriptions, consistent with August 31, 2014. At August 31, 2015 and 2014, the receivable reserve was $1.6 million and $1.7 million, respectively.

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

20. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for each of the quarterly periods in the years ended August 31, 2015 and 2014. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance (in thousands, except per share data).

Fiscal 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$242,676	$247,792	$254,522	$261,779
Cost of services	97,543	99,516	100,686	107,595
Selling, general and administrative	64,873	67,628	68,480	68,531
Operating income	80,260	80,648	85,356	85,653
Net income	55,860	61,598	61,409	62,184
Diluted earnings per common share(1)	$1.32	$1.46	$1.45	$1.48
Weighted average common shares (diluted)	42,340	42,306	42,297	41,995

(1)

Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the fiscal year.

Fiscal 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$222,975	$226,934	$231,761	$238,664
Cost of services	83,250	87,254	90,661	92,521
Selling, general and administrative	64,985	64,626	68,063	66,757
Operating income	74,740	75,054	73,037	79,386
Net income	52,178	52,426	51,532	55,407
Diluted earnings per common share(1)	$1.19	$1.22	$1.21	$1.31
Weighted average common shares (diluted)	43,773	43,107	42,615	42,386

(1)

Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly earnings per share amounts may not equal the total for the fiscal year.

21. SUBSEQUENT EVENTS

As previously announced, on September 21, 2015, FactSet agreed to acquire (the “Acquisition”) all of the issued and outstanding membership interests of Portware pursuant to a Securities Purchase Agreement by and among FactSet, Long Ridge Equity Partners I, LP, Long Ridge Offshore Subsidiary Holdings, LLC, Portware Investors Parallel Holdings LLC, Portware, Long Ridge Portware Holdings, Inc. and the Individual Sellers (as defined therein). On October 16, 2015, the Company completed the Acquisition for $265.0 million in cash, less certain adjustments set forth in the Securities Purchase Agreement, including, among others, a customary working capital adjustment. FactSet funded the Acquisition by borrowing $265.0 million on October 16, 2015 under its existing revolving credit facility, which it had amended on September 21, 2015.

With the acquisition of Portware, FactSet will offer a platform that will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. Revenue from Portware will be recognized based on geographic business activities in accordance with how the Company’s operating segments are currently aligned. The Company expects the majority of the purchase price to be allocated to goodwill and acquired intangible assets. The pro forma financials that may be required in connection with the Acquisition have not been included as the valuation of certain assets and liabilities is ongoing as of the date of this Form 10-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 45.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 47.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding our Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 30, 2015, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 30, 2015, all of which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to our executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 30, 2015, all of which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in the definitive Proxy Statement dated October 30, 2015, all of which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the caption “Corporate Governance” contained in the definitive Proxy Statement dated October 30, 2015, all of which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 30, 2015, all of which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

The Index to Consolidated Financial Statements under Item 8 on page 44 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years Ended August 31, 2015, 2014, and 2013 (in thousands):

Receivable reserve and billing adjustments(1)	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-offs, Net of Recoveries	Balance at End of Year
2015	$1,662	$2.268	$2,350	$1,580
2014	$1,644	$2,135	$2,117	$1,662
2013	$1,830	$1,580	$1,766	$1,644

(1)	Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenues.

Additional financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)
3.2	Amendment to the Restated Certificate of Incorporation (2)
3.3	Second Amendment to the Restated Certificate of Incorporation (3)
3.4	Amended and Restated By-laws of FactSet Research Systems Inc. (4)
4	Form of Common Stock (1)
10.1	Severance Agreement dated September 20, 1999 between FactSet Research Systems Inc. and Peter G. Walsh
10.2	The FactSet Research Systems Inc. 1996 Stock Option Plan (5)
10.3	The FactSet Research Systems Inc. 2000 Stock Option Plan (6)
10.4	The FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated (7)
10.5	The FactSet Research Systems Inc. 1998 Non-Employee Directors’ Stock Option Plan (8)
10.6	The FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan (9)
10.7	The FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, as Amended and Restated (9)
21	Subsidiaries of FactSet Research Systems Inc.
23.1	Consent of Ernst & Young LLP
23.2	Consent of PricewaterhouseCoopers LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04238).

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for fiscal year 2001.

(3)	Incorporated by reference to the Company’s periodic report on Form 8-K, filed on December 16, 2011.

(4)	Incorporated by reference to the Company’s periodic report on Form 8-K, filed on December 17, 2013.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171667).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-201498).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 30, 2015	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ F. PHILIP SNOW	Chief Executive Officer and Director	October 30, 2015
F. Philip Snow	(Principal Executive Officer)

/s/ MAURIZIO NICOLELLI	Senior Vice President, Chief Financial Officer	October 30, 2015
Maurizio Nicolelli	(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY	Vice President, Controller	October 30, 2015
Matthew J. McNulty	(Principal Accounting Officer)

/S/ PHILLIP A. HADLEY	Chairman	October 30, 2015
Philip A. Hadley

/S/ JAMES J. MCGONIGLE	Lead Independent Director	October 30, 2015
James J. McGonigle

/S/ ROBIN A. ABRAMS	Director	October 30, 2015
Robin A. Abrams

/S/ SCOTT A. BILLEADEAU	Director	October 30, 2015
Scott A. Billeadeau

/S/ JOSEPH E. LAIRD, JR.	Director	October 30, 2015
Joseph E. Laird, Jr.

/S/ WALTER F. SIEBECKER	Director	October 30, 2015
Walter F. Siebecker

/s/ JOSEPH R. ZIMMEL	Director	October 30, 2015
Joseph R. Zimmel