Form 10-Q
period 2015-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2016-01-11
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2015 was 41,190,780.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended November 30, 2015

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2015	2014

Revenues	$270,504	$242,676
Operating expenses
Cost of services	114,736	97,543
Selling, general and administrative	68,460	64,873
Total operating expenses	183,196	162,416
Operating income	87,308	80,260
Other income	93	430
Income before income taxes	87,401	80,690

Provision for income taxes	27,436	24,830
Net income	$59,965	$55,860

Basic earnings per common share	$1.45	$1.34
Diluted earnings per common share	$1.43	$1.32

Basic weighted average common shares	41,387	41,683
Diluted weighted average common shares	42,063	42,340

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
(In thousands)	2015	2014
Net income	$59,965	$55,860

Other comprehensive loss, net of tax
Net unrealized loss on cash flow hedges*	(416)	(112)
Foreign currency translation adjustments	(6,386)	(13,555)
Other comprehensive loss	(6,802)	(13,667)
Comprehensive income	$53,163	$42,193

* For the three months ended November 30, 2015, the unrealized loss on cash flow hedges was net of tax benefits of $244. For the three months ended November 30, 2014, the unrealized loss on cash flow hedges was net of tax benefits of $67.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	November 30, 2015	August 31, 2015
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$180,148	$158,914
Investments	23,145	23,497
Accounts receivable, net of reserves of $1,512 at November 30, 2015 and $1,580 at August 31, 2015	98,630	95,064
Prepaid taxes	—	4,808
Deferred taxes	2,524	2,105
Prepaid expenses and other current assets	16,401	19,786
Total current assets	320,848	304,174
Property, equipment and leasehold improvements, at cost	231,047	213,279
Less accumulated depreciation and amortization	(161,330)	(154,015)
Property, equipment and leasehold improvements, net	69,717	59,264
Goodwill	498,636	308,287
Intangible assets, net	111,934	40,052
Deferred taxes	11,629	20,599
Other assets	4,923	4,295
TOTAL ASSETS	$1,017,687	$736,671

LIABILITIES
Accounts payable and accrued expenses	$36,525	$33,880
Accrued compensation	22,379	44,916
Deferred fees	40,801	38,488
Deferred taxes	507	562
Taxes payable	10,311	3,755
Dividends payable	18,208	18,179
Total current liabilities	128,731	139,780
Long-term debt	300,000	35,000
Deferred taxes	1,483	1,697
Taxes payable	7,109	6,776
Deferred rent and other non-current liabilities	22,595	21,834
TOTAL LIABILITIES	$459,918	$205,087

Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 50,658,052 and 50,328,423 shares issued; 41,382,700 and 41,316,902 shares outstanding at November 30, 2015 and August 31, 2015, respectively	507	503
Additional paid-in capital	577,921	542,355
Treasury stock, at cost: 9,275,352 and 9,011,521 shares at November 30, 2015 and August 31, 2015, respectively	(1,033,211)	(988,873)
Retained earnings	1,063,406	1,021,651
Accumulated other comprehensive loss	(50,854)	(44,052)
TOTAL STOCKHOLDERS’ EQUITY	$557,769	$531,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,017,687	$736,671

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,965	$55,860
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,437	8,216
Stock-based compensation expense	6,462	5,277
Deferred income taxes	2,388	341
Loss on sale of assets	—	24
Tax benefits from share-based payment arrangements	(9,083)	(2,458)
Changes in assets and liabilities, net of effects of an acquisition
Accounts receivable, net of reserves	1,599	1,627
Accounts payable and accrued expenses	1,056	4,548
Accrued compensation	(23,073)	(23,061)
Deferred fees	(2,588)	(1,696)
Taxes payable, net of prepaid taxes	20,561	23,667
Prepaid expenses and other assets	3,998	(1,011)
Deferred rent and other non-current liabilities	1,255	(166)
Other working capital accounts, net	110	—
Net cash provided by operating activities	71,087	71,168

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(264,087)	—
Purchases of investments	(12,131)	(12,437)
Proceeds from sales of investments	12,423	7,535
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(14,385)	(4,814)
Net cash used in investing activities	(278,180)	(9,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(18,053)	(16,184)
Repurchase of common stock	(44,339)	(50,539)
Proceeds from debt	265,000	—
Debt issuance costs	(12)	—
Proceeds from employee stock plans	20,025	7,381
Tax benefits from share-based payment arrangements	9,083	2,458
Net cash provided by (used in) financing activities	231,704	(56,884)

Effect of exchange rate changes on cash and cash equivalents	(3,377)	(5,711)
Net increase (decrease) in cash and cash equivalents	21,234	(1,143)
Cash and cash equivalents at beginning of period	158,914	116,378
Cash and cash equivalents at end of period	$180,148	$115,235

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2015

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications for the global investment community. FactSet combines content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. The Company’s applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft® Office integration, wireless access and customizable options, FactSet offers a complete financial workflow solution. The Company’s revenues are derived from subscriptions to services such as workstations, content and applications.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The accompanying financial data as of November 30, 2015 and for the three months ended November 30, 2015 and 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2015 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the beginning of fiscal 2016, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first three months of fiscal 2016 that had a material impact on the consolidated financial statements.

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

Simplification of the Accounting for Measurement-Period Adjustments

In September 2015, the FASB issued an accounting standard update to simplify the accounting for measurement-period adjustments related to a business combination. Under the accounting standard update, an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The accounting standard update also requires acquirers to present separately on the face of the income statement, or disclose in the notes, the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2017. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred taxes on the balance sheet. The accounting standard update will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2018, with early adoption in fiscal 2017 permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of November 30, 2015 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of November 30, 2015 or August 31, 2014.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2015 and August 31, 2015:

	Fair Value Measurements at November 30, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$101,405	$—	$—	$101,405
Certificates of deposit (2)	—	23,145	—	23,145
Derivative instruments (3)	—	607	—	607
Total assets measured at fair value	$101,405	$23,752	$—	$125,157

Liabilities
Derivative instruments (3)	$—	$1,834	$—	$1,834
Total liabilities measured at fair value	$—	$1,834	$—	$1,834

	Fair Value Measurements at August 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$89,443	$—	$—	$89,443
Certificates of deposit (2)	—	23,497	—	23,497
Derivative instruments (3)	—	1,035	—	1,035
Total assets measured at fair value	$89,443	$24,532	$—	$113,975

Liabilities
Derivative instruments (3)	$—	$1,602	$—	$1,602
Total liabilities measured at fair value	$—	$1,602	$—	$1,602

(1)

The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in cash and cash equivalents on the Consolidated Balance Sheets.

(2)

The Company’s certificates of deposit held for investment are not debt securities and are classified as Level 2. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Consolidated Balance Sheets.

(3)

The Company utilizes the income approach to measure fair value for its derivative instruments (foreign currency forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore are classified as Level 2.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three months ended November 30, 2015, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of November 30, 2015 and August 31, 2015, the fair value of the Company’s long-term debt was $300.0 million and $35.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first three months fiscal 2016 and 2015, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of November 30, 2015, FactSet maintained the following foreign currency forward contracts to hedge its Indian Rupee, British Pound Sterling and Euro exposures:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the second quarter of fiscal 2018.

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the first quarter of fiscal 2017.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the fourth quarter of fiscal 2016.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in U.S. dollars)	Nov 30, 2015	Aug 31, 2015	Nov 30, 2015	Aug 31, 2015
Indian Rupee	$51,420	$56,320	$(447)	$(990)
Euro	15,107	20,263	(719)	143
British Pound Sterling	32,589	15,831	(61)	280
Total	$99,116	$92,414	$(1,227)	$(567)

As of November 30, 2015, the gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.6 billion. The gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £21.6 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €13.6 million.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	Nov 30, 2015	Aug 31, 2015
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$607	$1,035

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$780	$—
	Deferred rent and other non-current liabilities	$1,054	$1,602

All derivatives were designated as hedging instruments as of November 30, 2015 and August 31, 2015, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2015 and 2014:

(in thousands)	(Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2015	2014		2015	2014
Foreign currency forward contracts	$(605)	$(218)	SG&A	$56	$(39)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of November 30, 2015, FactSet estimates that approximately $0.2 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2015 and August 31, 2015, information related to these offsetting arrangements was as follows:

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
November 30, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$789	$(182)	$607
Fair value of liabilities	(2,016)	182	(1,834)
Total	$(1,227)	$—	$(1,227)

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
August 31, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,040	$(5)	$1,035
Fair value of liabilities	(1,607)	5	(1,602)
Total	$(567)	$—	$(567)

6. OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and amounts reclassified out of AOCL into earnings during the three months ended November 30, 2015 and 2014 are as follows:

	November 30, 2015		November 30, 2014
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(6,386)	$(6,386)	$(13,555)	$(13,555)
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(56)	(35)	39	24
Unrealized loss on cash flow hedges recognized in AOCL	(605)	(381)	(218)	(136)
Other comprehensive loss	$(7,047)	$(6,802)	$(13,734)	$(13,667)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of accumulated other comprehensive loss is as follows:

(in thousands)	November 30, 2015	August 31, 2015
Accumulated unrealized losses on cash flow hedges, net of tax	$(774)	$(358)
Accumulated foreign currency translation adjustments	(50,080)	(43,694)
Total accumulated other comprehensive loss	$(50,854)	$(44,052)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, Italy, Ireland, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and Mumbai, India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $498.6 million of goodwill reported by the Company at November 30, 2015, 81% was recorded in the U.S. segment, 18% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended November 30, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$182,244	$66,979	$21,281	$270,504
Segment operating profit	45,162	30,782	11,364	87,308
Total assets	706,311	238,622	72,754	1,017,687
Capital expenditures	12,891	785	709	14,385

For the three months ended November 30, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$163,663	$60,610	$18,403	$242,676
Segment operating profit	44,435	26,589	9,236	80,260
Total assets	354,028	231,155	61,296	646,479
Capital expenditures	4,325	85	404	4,814

8. BUSINESS COMBINATIONS

Portware LLC

On October 16, 2015, FactSet acquired Portware LLC (“Portware”) for a total purchase price of $264.8 million. At the time of acquisition, Portware employed 166 individuals in its New York, London, Hong Kong, and Hyderabad, India offices. Portware is a global provider of multi-asset trade automation solutions for mega and large asset managers. With the acquisition of Portware, FactSet now offers a platform that it expects will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. This factor contributed to a purchase price in excess of fair value of Portware’s net tangible and intangible assets, leading to the recognition of goodwill. Total transaction costs related to the acquisition were $0.7 million for the three months ended November 30, 2015. These transaction expenses were recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statement of Income.

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of November 30, 2015 as it is subject to finalizing certain acquired assets and liabilities in addition to working capital adjustments. The preliminary purchase price was allocated to Portware’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and preliminary valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$9,559
Amortizable intangible assets
Software technology	43,000
Client relationships	27,000
Non-compete agreements	3,500
Trade name	2,000
Goodwill	193,075
Total assets acquired	$278,124
Liabilities assumed	13,373
Net assets acquired	$264,761

Intangible assets of $75.5 million have been allocated to amortizable intangible assets consisting of client relationships, amortized over 16 years using an accelerated amortization method; software technology, amortized over eight years using a straight-line amortization method; non-compete agreements, amortized over seven years using a straight-line amortization method; and a trade name, amortized over five years using a straight-line amortization method.

Goodwill totaling $193.1 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is included in the U.S. segment. Approximately 78% of the total goodwill generated from the Portware acquisition is deductible for income tax purposes. The results of operations of Portware have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on October 16, 2015. Pro forma information has not been presented because the effect of the Portware acquisition was not material to the Company’s consolidated financial results.

Code Red, Inc.

On February 6, 2015, FactSet acquired Code Red, Inc. (“Code Red”) for $36.0 million. At the time of acquisition, Code Red employed 32 individuals in its Boston, New York and London offices. Code Red provides research management technologies to the investment community, including endowments and foundations, institutional asset managers, sovereign wealth funds, pensions, and hedge funds. With the addition of Code Red to FactSet's existing Research Management Solutions (“RMS”), FactSet now offers an RMS for all its clients' workflows, which is consistent with the Company’s strategy of offering software and tools to make client workflows more efficient. This factor contributed to a purchase price in excess of fair value of Code Red’s net tangible and intangible assets, leading to the recognition of goodwill.

The total purchase price of Code Red is as follows:

(in thousands)
Cash consideration	$32,962
Fair value of FactSet stock issued	2,991
Total purchase price	$35,953

The purchase price was allocated to Code Red’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon these estimated fair values and the intangible assets valuation, the purchase price allocation is as follows:

(in thousands)
Tangible assets acquired	$3,090
Amortizable intangible assets
Software technology	4,728
Client relationships	3,089
Non-compete agreements	277
Trade name	127
Goodwill	29,627
Total assets acquired	$40,938
Liabilities assumed	(4,985)
Net assets acquired	$35,953

Intangible assets of $8.2 million have been allocated to amortizable intangible assets consisting of software technology, amortized over six years using a straight-line amortization method; client relationships, amortized over seven years using an accelerated amortization method; non-compete agreements, amortized over four years using a straight-line amortization method; and a trade name, amortized over three years using a straight-line amortization method.

Goodwill totaling $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Code Red acquisition is included in the U.S. segment and is not deductible for income tax purposes. The results of operations of Code Red have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on February 6, 2015 and the results did not have a material impact on the first quarter of fiscal 2016. Pro forma information has not been presented because the effect of the Code Red acquisition was not material to the Company’s consolidated financial results.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2015 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2015	$211,869	$93,725	$2,693	$308,287
Goodwill acquired during the period	193,075	—	—	193,075
Foreign currency translations	—	(2,682)	(44)	(2,726)
Balance at November 30, 2015	$404,944	$91,043	$2,649	$498,636

Goodwill is not amortized as it has an estimated indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2015, consistent with the timing of previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. Goodwill acquired during the first three months of fiscal 2016 of $193.1 million represents the excess of the preliminary purchase price over the fair value of the net tangible and intangible assets from the Portware acquisition completed in October 2015.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at November 30, 2015 was 11.0 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first three months of fiscal 2016. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

(in thousands) At November 30, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$38,700	$16,860	$21,840
Client relationships	54,549	18,799	35,750
Software technology	64,169	16,098	48,071
Non-compete agreements	4,555	750	3,805
Trade names	3,601	1,133	2,468
Total	$165,574	$53,640	$111,934

At August 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$39,911	$16,667	$23,244
Client relationships	27,873	18,241	9,632
Software technology	21,203	15,042	6,161
Non-compete agreements	1,058	637	421
Trade names	1,614	1,020	594
Total	$91,659	$51,607	$40,052

During three months ended November 30, 2015, $75.5 million of intangible assets were acquired with a weighted average useful life of 10.7 years.

Amortization expense recorded for intangible assets was $2.9 million and $2.1 million for the three months ended November 30, 2015 and 2014, respectively. As of November 30, 2015, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2016 (remaining nine months)	$12,305
2017	16,136
2018	14,819
2019	13,306
2020	12,724
Thereafter	42,644
Total	$111,934

11. COMMON STOCK AND EARNINGS PER SHARE

On November 6, 2015, FactSet’s Board of Directors approved a regular quarterly dividend of $0.44 per share, or $1.76 per share per annum. The cash dividend of $18.2 million was paid on December 15, 2015 to common stockholders of record at the close of business on November 30, 2015.

Shares of common stock outstanding were as follows:

(in thousands) Three Months Ended November 30,	2015	2014
Balance at September 1	41,317	41,793
Common stock issued for employee stock plans	330	183
Repurchase of common stock from employees(1)	(14)	(17)
Repurchase of common stock under the share repurchase program	(250)	(380)
Balance at November 30, 2015 and 2014, respectively	41,383	41,579

(1)

For the three months ended November 30, 2015 and 2014, the Company repurchased 13,831 and 17,165 shares, or $2.4 million and $2.2 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2015
Basic EPS
Income available to common stockholders	$59,965	41,387	$1.45
Diluted EPS
Dilutive effect of stock options and restricted stock		676
Income available to common stockholders plus assumed conversions	$59,965	42,063	$1.43
For the three months ended November 30, 2014
Basic EPS
Income available to common stockholders	$55,860	41,683	$1.34
Diluted EPS
Dilutive effect of stock options and restricted stock		657
Income available to common stockholders plus assumed conversions	$55,860	42,340	$1.32

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended November 30, 2015 was 171,262 because their inclusion would have been anti-dilutive, while 154,304 stock options were excluded for the three months ended November 30, 2014. The number of restricted stock awards excluded from the calculation of diluted earnings per share for the three months ended November 30, 2015 was 980 because their inclusion would have been anti-dilutive, while 3,408 restricted stock awards were excluded from the calculation of diluted earnings per share for the three months ended November 30, 2014.

For the three months ended November 30, 2015 and 2014 the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 942,501 and 380,653, respectively. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria are probable of being achieved. The criterion was not yet probable of being achieved as of November 30, 2015 and 2014 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At November 30, 2015 and August 31, 2015, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At November 30, 2015 and August 31, 2015, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 50,658,052 and 50,328,423 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At November 30, 2015 and August 31, 2015, there were 9,275,352 and 9,011,521 shares of treasury stock (at cost) outstanding, respectively. As a result, 41,382,700 and 41,316,902 shares of FactSet common stock were outstanding at November 30, 2015 and August 31, 2015, respectively.

Share Repurchase Program

During the first three months of fiscal 2016, the Company repurchased 250,000 shares for $41.9 million. On December 14, 2015, the Company’s Board of Directors approved a $250.0 million expansion of the existing share repurchase program.

Including this expansion, $342.3 million is now available for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first three months of fiscal 2016, 37,079 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2015 (less 13,831 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 53,495 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2014 (less 17,165 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014

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

Stock Option Activity

During the first three months of fiscal 2016, FactSet granted 1,044,203 stock options at a weighted average exercise price of $170.21 to existing employees of the Company. As of November 30, 2015, a total of 3,875,703 stock options were outstanding at a weighted average exercise price of $122.06. Unamortized stock-based compensation of $57.9 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.9 years.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2015	3,117	$100.71
Granted – non performance-based	514	$175.20
Granted – performance-based	530	$165.37
Exercised	(277)	$63.72
Forfeited	(8)	$108.32
Balance at November 30, 2015	3,876	$122.06

The total number of in-the-money options exercisable as of November 30, 2015 was 1.2 million with a weighted average exercise price of $83.59. As of August 31, 2015, 1.4 million in-the-money outstanding options were exercisable with a weighted average exercise price of $78.70. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2015 and August 31, 2015 was $102.3 million and $107.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $169.53 on November 30, 2015 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2015 and 2014 was $27.7 million and $6.0 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. During the fourth quarter of fiscal 2013, the first growth target as outlined within the terms of the grant was achieved, thus 20% or 48,314 options vested on August 31, 2013. The second 20% tranche vested on August 31, 2014 as a result of accelerated expansion of Street Account users during fiscal 2014. During the fourth quarter of fiscal 2015, the third growth target was achieved, thus the third 20% tranche vested on August 31, 2015. As of November 30, 2015, the Company estimates that the fourth 20% tranche will vest by August 31, 2017, resulting in unamortized stock-based compensation expense of $0.5 million to be recognized over the remaining vesting period of 1.7 years. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Fourth 20% (current expectation)	$0	$542
Fifth 20%	$1,312	$830

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2015.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet to be eligible to vest. Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a two year measurement period ending February 28, 2017 and the remaining 68,761 options are eligible to cliff vest based on a four year measurement period ending February 28, 2019. As of November 30, 2015, total unamortized stock-based compensation of $1.9 million will be recognized as expense over the remaining vesting period of 3.2 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(488)	$0
10%	$(366)	$478
40% (current expectation)	$0	$1,912
70%	$366	$3,346
100%	$732	$4,780

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2015.

October 2015 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet to be eligible to vest. As of November 30, 2015, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$0	$0
50%	$306	$11,944
70%	$429	$16,721
100%	$612	$23,888

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2015.

Other Performance-based Option Grant

In connection with the acquisition of Matrix, FactSet granted 165,949 performance-based stock options on December 23, 2013 with a total grant date fair value of $5.0 million. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of November 30, 2015 FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first three months of fiscal 2016, FactSet granted 93,120 restricted stock awards to employees of the Company at a weighted average grant date fair value of $159.46. These restricted stock awards vest over a weighted average period of 4.9 years from grant date.

As of November 30, 2015, a total of 368,486 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $33.1 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.8 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2015	313	$103.34
Granted	93	$159.46
Vested(1)	(37)	$84.38
Canceled/forfeited	(1)	$97.92
Balance at November 30, 2015	368	$119.44

(1)

All of the 37,079 restricted stock awards that vested during the first quarter of fiscal 2016 related to awards granted on November 8, 2010. The remaining 40% of these restricted stock awards cliff vested after five years on November 8, 2015 and were amortized to expense over the vesting period using the straight-line attribution method.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2015	2,441	88
Granted – non performance-based options	(514)	—
Granted – performance-based options	(530)	—
Restricted stock awards granted(1)	(232)	—
Share-based awards canceled/forfeited(2)	11	—
Balance at November 30, 2015	1,176	88

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

Shares of FactSet common stock may be purchased by eligible employees under the Amended and Restated FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “Purchase Plan”) in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation during an offering period.

During the three months ended November 30, 2015, employees purchased 15,835 shares at a weighted average price of $130.36 as compared to 15,397 shares at a weighted average price of $108.68 in the same period a year ago. At November 30, 2015, 465,781 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established it 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $2.0 million and $1.8 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2015 and 2014, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $6.5 million and $5.3 million during the three months ended November 30, 2015 and 2014, respectively. As of November 30, 2015, $91.0 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.9 years. There was no stock-based compensation capitalized as of November 30, 2015 or August 31, 2015, respectively.

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

Q1 2016

513,785 non performance-based employee stock options and 530,418 performance-based employee stock options were granted at a weighted average exercise price of $170.21 and a weighted average estimated fair value of $46.62 per share.

Q1 2015	462,913 non performance-based employee stock options were granted at a weighted average exercise price of $131.31 and a weighted average estimated fair value of $37.67 per share.

The weighted average estimated fair value of employee stock options granted during the three months ended November 30, 2015 and 2014 was determined using the binomial model with the following weighted average assumptions:

Three months ended November 30,	2015			2014
Term structure of risk-free interest rate	0.07%	-	2.12%	0.06%	-	2.34%
Expected life (years)		7.8			8.2
Term structure of volatility	21%	-	30%	21%	-	31%
Dividend yield		1.07%			1.37%
Weighted average estimated fair value		$46.62			$37.67
Weighted average exercise price		$170.21			$131.31
Fair value as a percentage of exercise price		27.4%			28.7%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 88,590 remain available for future grant as of November 30, 2015. The expiration date of the Directors’ Plan is December 1, 2018. There were no stock options granted to the Company’s non-employee Directors during the three months ended November 30, 2015 and 2014, respectively.

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first three months of fiscal 2016, there were 93,120 restricted stock awards granted with a weighted average grant date fair value of $159.46. During the first three months of fiscal 2015, FactSet granted 10,225 restricted stock awards at a weighted average grant date fair value of $127.58.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended November 30, 2015, employees purchased 15,835 shares at a weighted average price of $130.36 as compared to 15,397 shares at a weighted average price of $108.68 in the same period a year ago. Stock-based compensation expense recorded for the three months ended November 30, 2015 and 2014, relating to the employee stock purchase plan was $0.4 million and $0.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during the three months ended November 30, 2015 and 2014 were $25.41 and $20.86 per share, respectively, with the following assumptions:

Three months ended November 30,	2015	2014
Risk-free interest rate	0.05%	0.02%
Expected life (months)	3	3
Expected volatility	9.9%	8.5%
Dividend yield	1.15%	1.22%

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

Provision for Income Taxes

The provision for income taxes is as follows:

(in thousands) Three months ended November 30,	2015	2014
U.S. operations	$70,898	$65,958
Non-U.S. operations	16,503	14,732
Income before income taxes	$87,401	$80,690

U.S. operations	$24,072	$25,660
Non-U.S. operations	3,364	(830)
Total provision for income taxes	$27,436	$24,830
Effective tax rate	31.4%	30.8%

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

The components of the provision for income taxes consist of the following:

(in thousands) Three months ended November 30,	2015	2014
Current
U.S. federal	$20,813	$22,704
U.S. state and local	1,206	1,325
Non-U.S.	3,029	1,208
Total current taxes	$25,048	25,237
Deferred
U.S. federal	$1,938	$1,602
U.S. state and local	115	29
Non-U.S.	335	(2,038)
Total deferred taxes	$2,388	$(407)
Total provision for income taxes	$27,436	$24,830

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	November 30, 2015	August 31, 2015
Current
Receivable reserve	$519	$541
Deferred rent	913	794
Other	1,092	770
Net current deferred tax assets	$2,524	$2,105
Non-current
Depreciation on property, equipment and leasehold improvements	$10,345	$10,880
Deferred rent	5,438	5,108
Stock-based compensation	16,469	17,562
Purchased intangible assets, including acquired technology	(24,838)	(17,533)
Other	4,215	4,582
Net non-current deferred tax assets	$11,629	$20,599
Total deferred tax assets	$14,153	$22,704

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	November 30, 2015	August 31, 2015
Current
Other	$507	$562
Net current deferred tax liabilities	$507	$562
Non-current
Purchased intangible assets, including acquired technology	$1,728	$1,886
Stock-based compensation	(60)	—
Other	(185)	(189)
Net non-current deferred tax liabilities	$1,483	$1,697
Total deferred tax liabilities	$1,990	$2,259

A provision has not been made for additional U.S. Federal taxes as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at November 30, 2015 and August 31, 2015. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of November 30, 2015, the Company had gross unrecognized tax benefits totaling $7.1 million, including $1.5 million of accrued interest, recorded as non-current taxes payable in the Consolidated Balance Sheet. Approximately $0.2 million of these unrecognized tax benefits would have affected the current year effective tax rate if realized as of November 30, 2015. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that could have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2016:

(in thousands)
Unrecognized income tax benefits at August 31, 2015	$6,776
Additions based on tax positions related to the current year	165
Additions for tax positions of prior years	168
Unrecognized income tax benefits at November 30, 2015	$7,109

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2015, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions		Open Tax Years
U.S.
Federal	2013	through	2016
State (various)	2010	through	2016

Europe
France	2013	through	2016
United Kingdom	2012	through	2016

16. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	November 30, 2015	August 31, 2015
2015 Revolving Credit Facility (maturity date of September 21, 2018)	$300,000	$35,000
Total Outstanding Debt	$300,000	$35,000

On February 6, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which the Company could request borrowings. The Credit Agreement also allowed FactSet to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million. For purposes of funding its acquisition of Code Red on February 6, 2015, FactSet borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. The Loan bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50%. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR.

On September 21, 2015, the Company amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund FactSet’s acquisition of Portware which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of November 30, 2015) is September 21, 2018. There are no prepayment penalties if the Company elects to prepay the outstanding loan amounts prior to the scheduled maturity date. The Second Amendment also allows FactSet, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. The Second Amendment adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%.

All outstanding loan amounts are reported as long-term debt within the Consolidated Balance Sheet at November 30, 2015.   Interest on the Loan is payable quarterly in arrears and on the maturity date. During the first three months of fiscal 2016, the Company paid approximately $0.4 million in interest on its outstanding Loan amount. The principal balance is payable in full on the maturity date.

As of November 30, 2015, no commitment fee was owed by FactSet since it borrowed the full amount under the Credit Agreement. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of November 30, 2015.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At November 30, 2015, the Company leases approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Luxembourg; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. At November 30, 2015, FactSet leases approximately 1,002,000 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

Rent expense (including operating costs) for all operating leases amounted to $10.3 million and $9.7 million during the three months ended November 30, 2015 and 2014, respectively. At November 30, 2015 and August 31, 2015, deferred rent reported within the Consolidated Balance Sheets totaled $22.4 million and $20.9 million, of which $19.7 million and $18.4 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

During the three months ended November 30, 2015, FactSet entered into the following new lease agreements:

●

Chicago, Illinois: A new lease agreement was entered into during November 2015 to expand the Company’s office space in Chicago. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $11.3 million over the lease term through September 2027.

●	Riga, Latvia: A new lease amendment was signed to extend and expand the Company’s existing office space in Riga by 4,144 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $0.5 million through October 2020.

●

London, England: A new lease agreement was entered into in September 2015 for 1,150 square feet of additional office space in London for the Company’s Matrix business. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $0.3 million over the non-cancelable lease term through February 2019.

The Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year as of November 30, 2015:

(In thousands) Years Ended August 31,	Minimum Lease Payments
2016 (remaining nine months)	$18,212
2017	30,167
2018	29,194
2019	27,633
2020	21,325
Thereafter	152,182
Total	$278,713

Approximately $1.0 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2015. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2015, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2015, the Company had total purchase commitments of $65.2 million. There were no material changes in the Company’s purchase commitments during the first three months of fiscal 2016.

Contingencies

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at November 30, 2015, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, FactSet has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at FactSet’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments FactSet could be required to make under these indemnification obligations is unlimited; however, FactSet has a director and officer insurance policy that it believes mitigates FactSet's exposure and may enable FactSet to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is immaterial.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At November 30, 2015, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2015. As of November 30, 2015 and August 31, 2015, the receivable reserve was $1.5 million and $1.6 million, respectively.

Derivative Instruments

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities. FactSet calculates credit risk from observable data related to CDS as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions and regularly reviews credit exposure balances as well as the creditworthiness of the counterparties.

18. SUBSEQUENT EVENT

On December 18, 2015, the U.S. Congress passed the Consolidated Appropriations Act, 2016 (the “ACT”), which President Obama signed into law on the same day. The ACT reinstated and made permanent the U.S. Federal R&D tax credit (the “R&D tax credit”), which had previously expired on December 31, 2014. The reenactment of the R&D tax credit was retroactive to January 1, 2015 and by providing for a permanent R&D tax credit, the ACT eliminates the yearly uncertainty surrounding the extension of the credit. Prior to the reenactment of the R&D tax credit, FactSet had not been permitted to factor it into its effective tax rate as it was not currently enacted tax law. The timing of FactSet’s ability to recognize the R&D tax credit has been volatile due to the number of lapses and retroactive re-enactments. The reenactment is expected to result in discrete income tax benefits between $7.0 million and $7.5 million during the second quarter of fiscal 2016.

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

Executive Overview

FactSet is a provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft® Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management (buy-side) clients account for 83.2% of our annual subscription value and the remainder is derived from investment banking firms (sell-side) that perform mergers and acquisitions (“M&A”) advisory work, capital markets services and equity research.

Fiscal 2016 First Quarter in Review

The first quarter of fiscal 2016 was a significant quarter for FactSet on all fronts. Our annual subscription value (“ASV”) growth continued to accelerate with our key client metrics rising higher, all generating a strong start to the fiscal year. We delivered solid financial performance across our product portfolios and from each geographic region. Furthermore, we made progress on key strategic initiatives, including closing the Portware, LLC (“Portware”) acquisition in October 2015 and the expanded our share repurchase program by $250 million.

Our organic ASV growth rate accelerated to 9.4%, compared to 8.5% a year ago and totaled $1.109 billion at November 30, 2015. Our annual client retention rate, expressed as a percentage of clients retained, increased to 95%, up from 93% a year ago. When expressed as a percentage of ASV, our retention rate remained greater than 95%. We also reported revenue growth of 11.5%, an operating income increase of 8.8% and a rise in diluted EPS of 8.3%. As of November 30, 2015, employee headcount was 7,933, up 15.2% from a year ago and 7.8% in the past three months. Of our total employees, 2,386 were located in the U.S., 885 in Europe and 4,662 in the Asia Pacific region. This strong start to fiscal 2016 was further enhanced by the strategic acquisition of Portware, which enables us to expand our product offerings and provides impetus for new growth as Portware is a leading provider of multi-asset trade automation solutions for mega and large global asset managers. Our results for the first quarter of 2016 align our long-term objectives, which are to create growth, drive solid financial performance and provide significant capital returns to shareholders.

Key Metrics

The following is a review of our key metrics:

(in millions, except client and user counts)	Three Months Ended,
Key Metric	November 30, 2015	November 30, 2014	Change
ASV	$1,108.7	$970.2	14.3%	(1)
Revenues	$270.5	$242.7	11.5%
Operating Income	$87.3	$80.3	8.7%
Net Income	$60.0	$55.9	7.3%
Diluted EPS	$1.43	$1.32	8.3%
Free Cash Flow(2)	$56.7	$66.4	(14.6)%
Clients	3,006	2,762	8.8%
Users	63,169	55,593	13.6%

(1)	ASV grew 9.4% organically year over year.

(2)

We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures. The presentation of free cash flow is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP. We use free cash flow, a non-GAAP measure, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. Management believes that this financial measure and the information we provide are useful to investors because they permit investors to view our performance using the same metric that we use to gauge progress in achieving our goals. Free cash flow is also an indication of cash flow that may be available to fund further investments in future growth initiatives.

Returning Value to Stockholders

On November 6, 2015, our Board of Directors approved a quarterly cash dividend of $0.44 per share, or $1.76 per share per annum. In addition, in the first quarter of 2016, we repurchased 250,000 shares for $41.9 million under the existing share repurchase program compared to 379,854 shares for $48.4 million in the same period a year ago. Seeking to continue to return value to our shareholders, in December 2015 our Board of Directors authorized the addition of $250.0 million to our existing share repurchase program leaving $342.3 million available for future share repurchases. Combining our dividends and share repurchases, we have returned $62.4 million to stockholders in the first three months of fiscal 2016 and $318.4 million in the last twelve months.

Capital Expenditures

Capital expenditures were $14.4 million during the first three months of fiscal 2016, up from $4.8 million in the same period a year ago. Approximately $8.1 million, or 56%, of our capital expenditures related to the buildout of our new office space in New York. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Results of Operations

For an understanding of the significant factors that influenced our performance for the quarters ended November 30, 2015 and 2014, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

(in thousands, except per share data) Three months ended November 30,	2015	2014	Change
Revenues	$270,504	$242,676	11.5%
Cost of services	$114,736	$97,543	17.6%
Selling, general and administrative (“SG&A”)	$68,460	$64,873	5.5%
Operating income	$87,308	$80,260	8.8%
Net income	$59,965	$55,860	7.3%
Diluted earnings per common share	$1.43	$1.32	8.3%
Diluted weighted average common shares	42,063	42,340

Revenues

Revenues for the three months ended November 30, 2015 were $270.5 million, up 11.5% compared to the prior year. The increase in revenue during the first quarter of fiscal 2016 was driven by organic ASV growth of 9.4%, solid advancement in our core buy-side client base, strong performances in our Analytics suite of products and our Research Management Solutions, accelerated growth in our Content & Technology Solutions, continued client and user additions and incremental revenue from the acquisition of Portware, partially offset by the negative impact of foreign currency.

Annual Subscription Value Growth

Annual subscription value (“ASV”) at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.109 billion at November 30, 2015, up 9.4% organically over the prior year. Organic ASV growth of 9.4% excludes ASV from acquisitions completed within the past 12 months and the effects of foreign currency. Over the last three months organic ASV increased $12.1 million, which excludes the effects of foreign currency and acquisitions. Our ASV growth rate has been on an upward trend over the last nine quarters; rising 440 basis points since the first quarter of fiscal 2014. Drivers of this strong performance have been broad based as the organic growth rates from our buy and sell-side businesses have improved to 9.3% and 10.0%, respectively. Growth was consistently strong amongst traditional asset managers, hedge funds and wealth managers. Our buy-side client base remains healthy as we continue to see clients consolidate onto our platform. ASV growth was also driven by the addition of 30 net new clients and 964 net new users during the first quarter.

ASV from our U.S. operations was $747.0 million for the first quarter of 2016, up 9.2% organically from a year ago. International (non-U.S.) ASV totaled $361.7, up 9.9% organically from a year ago and represented 32.6% of our Company-wide total. Our European organic ASV achieved a growth rate of 8.2% over the last 12 months while Asia Pacific organic ASV grew by 15.2%. We saw solid growth in our core buy-side client base particularly in the Americas and Europe.

Strong performance in our Analytics Suite and Research Management Solutions

Our Analytics suite of products, including our Fixed Income, Equity and Multi-Asset Class (MAC) risk, attribution and performance offerings, continues to be well received within our client base and was a source of revenue growth during the first quarter of fiscal 2016. Our clients have recognized the value of these applications and their capabilities in analyzing securities and portfolios. The Analytics suite includes separate products and covers a range of workflows around portfolios. The number of clients and users subscribing to Fixed Income in Portfolio Analytics, Style, Performance and Risk (“SPAR”), Risk and Portfolio Publishing continued to grow as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. We continue to see existing clients expand their use of our Analytics and buy more services that integrate within the Analytics suite. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Our Research Management Solutions (“RMS”), which includes our Internal Research Notes (“IRN”) and Code Red products, performed well in the first quarter. RMS provides a centralized database for collecting both internal and external research, as well as fast and efficient ways to store and retrieve notes and documents over a shared drive. Endowments, foundations, pension funds and sovereign wealth funds use our RMS to manage contacts, funds, consultants, research and managers. RMS allows firms the ability to create their own proprietary investment workflows to aid in both onboarding a new manager and performing ongoing due diligence. Code Red, which we acquired in February 2015, has been a strong local solution supplement to our hosted IRN solution. In adding Code Red’s product offering to FactSet's existing research management solution, we can offer an RMS for all our clients' workflows.

Accelerated growth in Content & Technology Solutions

Our Content & Technology Solutions (“CTS”) suite of products, which provides workflow solutions for our clients outside our terminal business, further accelerated during the three months ended November 30, 2015. We continue to be successful in licensing proprietary FactSet data, especially FactSet Fundamentals and FactSet Estimates, as our global content sales team pursues expanding the distribution of our content. This type of data is licensed in feed form and includes As-Reported Financials, ETF Data & Analytics, Enterprise Data Governance, CallStreet and Ownership. Data feeds are consumed by a wide range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell-side services. In addition, StreetAccount, our condensed news product, sells strongly across all FactSet user types and continues to be in demand due to the ability of our clients to receive up-to-the-minute news offered both through and outside the FactSet workstation.

Client and User Additions

During the first three months of fiscal 2016, we added 30 net new clients, increasing the number of clients by 8.8% over the prior year. Our total client count was 3,006 as of November 30, 2015. The addition of new clients is important to us as we anticipate that it will lay the foundation to provide additional services in the future, consistent with our strategy of increasing sales of workstations, applications and content at our existing clients.

Annual client retention as of November 30, 2015 was greater than 95% of ASV and 95% when expressed as a percentage of clients, an increase from 93% a year ago. We believe these statistics emphasize the strength of our business model, as the majority of our clients maintain their subscriptions to FactSet throughout each year. Over the past 12 months, we have added 244 net new clients, including 50 new clients acquired from acquisitions within that same time period. At November 30, 2015, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2015.

At November 30, 2015, there were 63,169 professionals using FactSet, an increase of 964 users in the first three months of fiscal 2016. Year over year, our user growth rate has risen from 9.0% to 13.6% reflecting the overall continued expansion of our footprint in both the buy and sell-side markets.

Incremental Revenue from the Acquisition of Portware

On October 16, 2015, we acquired Portware to expand our presence strategically in large global asset managers by becoming part of their trading ecosystem. We expect to combine our leading expertise in portfolio analytics with Portware’s innovative suite of trade automation solutions and cross-sell the solution to FactSet’s blue chip, global buy-side client base. For the three months ended November 30, 2015, the acquisition of Portware added incremental revenue of $4.3 million, which is net of a purchase accounting adjustment to acquired revenues based on the estimated costs to fulfill the remaining service obligations plus a normal profit margin.

Negative Impact of Foreign Currency

The positive revenue drivers disclosed above were partially offset by the negative impact of foreign currency, including a weaker Japanese Yen and British Pound Sterling. Foreign currency movements reduced revenues by $0.6 million, or 20 basis points, during the first quarter of fiscal 2016 compared to the year ago first quarter. Excluding incremental revenues from acquisitions completed within the last twelve months and the effects of foreign currency, our organic revenue growth rate was 9.0%.

Revenues by Geographic Region

(in thousands) Three months ended November 30,	2015	2014	Change
U.S.	$182,244	$163,663	11.4%
% of revenues	67.4%	67.4%
Europe	$66,979	$60,610	10.5%
Asia Pacific	21,281	18,403	15.6%
International	$88,260	$79,013	11.7%
% of revenues	32.6%	32.6%
Consolidated	$270,504	$242,676	11.5%

Revenues from our U.S. segment increased 11.4% to $182.2 million during the three months ended November 30, 2015 compared to the same period a year ago. Our fiscal 2016 first quarter U.S. revenue growth rate of 11.4% reflects increases in the number of users and clients of FactSet within the U.S., strong performances in our Analytics suite of products and RMS, $5.2 million of incremental revenue from the acquisitions of Portware and Code Red and a strong performance by our buy-side client base. Revenues from our U.S. operations accounted for 67.4% of our consolidated revenues during the first quarter of fiscal 2016, consistent with the prior year.

European revenues grew 10.5%, attributable to increases in client and user counts, continued growth in ASV from European buy-side clients and $0.9 million of incremental revenue from the acquisition of Portware, partially offset by the negative effects of foreign currency. Foreign currency exchange rate fluctuations reduced our European growth rate by 40 basis points. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, European revenues grew 9.3% year-over-year.

Asia Pacific revenue growth of 15.6% was primarily due to net new user and client growth, increased subscriptions to our Analytics suite of products, our proficiency in selling additional services to existing clients and $0.5 million of incremental revenue from the acquisition of Portware, partially offset by negative effects of foreign due to the change in the value of the Japanese Yen compared to the U.S. dollar. Foreign currency exchange rate fluctuations reduced our Asia Pacific growth rate by 210 basis points. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, Asia Pacific revenues grew 14.9% year-over-year.

Operating Expenses

(in thousands) Three months ended November 30,	2015	2014	Change
Cost of services	$114,736	$97,543	17.6%
SG&A	68,460	64,873	5.5%
Total operating expenses	$183,196	$162,416	12.8%
Operating Income	$87,308	$80,260	8.8%
Operating Margin	32.3%	33.1%

Cost of Services

For the three months ended November 30, 2015, cost of services increased 17.6% to $114.7 million compared to $97.5 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 42.4% during the first quarter of fiscal 2016, an increase of 220 basis points over the prior year period due to higher employee compensation, including stock-based compensation, and amortization of intangible assets.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 210 basis points in the first quarter of fiscal 2016 compared to the same period a year ago. This increase was primarily due to new engineers and product developers hired in the past 12 months, employee additions at our proprietary content collection locations in India and the Philippines and increases in variable compensation and base salary. Over the last 12 months, we have added 521 net new employees involved with content collection and 373 net new engineering and product development employees, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. The increase in employee headcount includes 198 employees added from the Portware and Code Red acquisitions. Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 20 basis points in the first quarter of fiscal 2016 compared to the same period a year ago due to the addition of $75.5 million of intangible assets related to the acquisition of Portware in October 2015. Expenses associated with the operations of the Portware and Code Red business increased cost of services by $6.0 million during the first quarter of fiscal 2016 primarily due to compensation paid to the acquired workforce, including stock-based compensation from equity based awards granted, amortization of acquired intangible assets and computer-related expenses.

Selling, General and Administrative

For the three months ended November 30, 2015, SG&A expenses increased to $68.5 million, up 5.5% from $64.9 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 26.7% to 25.3% during the first quarter of fiscal 2016 compared to the prior year period. This decrease was primarily due to lower compensation from employees performing SG&A related roles and lower occupancy costs, which include rent and depreciation of furniture and fixtures, partially offset by higher professional expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 140 basis points from a year ago due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Of our total employee headcount increase in the last 12 months, approximately 80% was within our software engineering, consulting, content collection and product development teams, which are all included within cost of services. As such, employee compensation classified as SG&A expense declined compared to the growth in cost of services. Occupancy costs, when expressed as a percentage of revenues, decreased 60 basis points. We believe the decrease in occupancy costs is temporary because it is being driven by the timing of acquiring new space and foreign currency benefits. Professional fees, expressed as a percentage of revenues, increased 60 basis points year over year primarily due to legal costs incurred related to closing the Portware acquisition.

Operating Income and Operating Margin

Operating income increased 8.8% to $87.3 million for the three months ended November 30, 2015 compared to the prior year period. Our operating margin during the first quarter of fiscal 2016 was 32.3%, down from 33.1% a year ago. The lower operating margin was due to Portware’s operations which reduced our operating margin by 110 basis points and $0.7 million of acquisition-related expenses, which further reduced the margin by 20 basis points. Offsetting these decreases were organic revenue growth of 9.0% and foreign currency benefits totaling $3.3 million.

Operating Income by Segment

(in thousands) Three months ended November 30,	2015	2014	Change
U.S.	$45,162	$44,435	1.6%
Europe	30,782	26,589	15.8%
Asia Pacific	11,364	9,236	23.0%
Consolidated	$87,308	$80,260	8.8%

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

U.S. operating income increased 1.6% to $45.2 million during the three months ended November 30, 2015 compared to $44.4 million in the same period a year ago. The increase in U.S. operating income is attributed to revenue growth of 11.4% and a reduction in occupancy costs partially offset by increases in employee compensation and higher professional expenses. U.S. revenue growth was driven by solid growth in our core buy-side client base, strong performances in our Analytics suite of products and RMS, accelerated growth in CTS and continued client and user additions. Occupancy costs, which include rent and depreciation of furniture and fixtures, decreased due to the timing of acquiring new space and foreign currency benefits. Employee compensation increased primarily due to a 14.7% increase in the U.S. employee headcount year over year while professional fees rose due to $0.7 million of costs incurred related to the Portware acquisition.

European operating income increased 15.8% to $30.8 million during the three months ended November 30, 2015 compared to $26.6 million in the same period a year ago. The increase in European operating income was due to revenue growth of 10.5% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased European operating income by $2.1 million year over year. Employee compensation increased in Europe primarily due to a 12.6% increase in the European employee headcount year over year.

Asia Pacific operating income increased 23.0% to $11.4 million during the three months ended November 30, 2015 compared to $9.2 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 15.6% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $1.1 million year over year. Employee compensation increased due to a 16.0% increase in the Asia Pacific employee headcount year over year.

Income Taxes, Net Income and Diluted Earnings per Share

(in thousands, except per share data) Three months ended November 30,	2015	2014	Change
Provision for income taxes	$27,436	$24,830	10.5%
Net income	$59,965	$55,860	7.3%
Diluted earnings per share	$1.43	$1.32	8.3%
Effective tax rate	31.4%	30.8%

Income Taxes

For the three months ended November 30, 2015, the provision for income taxes was $27.4 million, up 10.5% from the same period a year ago, primarily due to an 8.3% increase in pre-tax income year over year and a 60 basis point increase in the effective tax rate.

Net Income and Diluted Earnings per Share

Net income increased 7.3% to $60.0 million and diluted earnings per share increased 8.3% to $1.43 for the three months ended November 30, 2015 compared to the prior year period. Drivers of net income and earnings per share during the first quarter of fiscal 2016 included organic ASV growth of 9.4%, foreign currency benefits and a decrease in diluted shares outstanding. These increases were partially offset by incremental employee compensation expense due to the hiring of 1,046 net new employees (including 198 employees from acquisitions completed in the last 12 months), an increase in professional fees and higher intangible asset amortization expense. During the first quarter of fiscal 2016, foreign currency movements increased operating income by $3.3 million compared to a benefit of $0.8 million in the year ago quarter.

Adjusted Net Income and Diluted Earnings per Share (non-GAAP)

Financial measures in accordance with U.S. GAAP including net income and diluted earnings per share have been adjusted. We use these adjusted financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that these adjusted financial measures and the information they provide are useful to investors because it permits investors to view our performance using the same tools that we use to gauge progress in achieving our goals. Adjusted net income for the three months ended November 30, 2015 was $60.4 million, an increase of 8.2% from the prior year period. As presented in the table below, adjusted net income excludes $0.5 million in professional fees, net of tax, related to the Portware acquisition. Fiscal 2016 first quarter adjusted diluted EPS of $1.44 excludes $0.01 per share from these same acquisition-related professional fees.

(In thousands, except per share data) Three months ended November 30,	2015	2014	Change
GAAP Net income	$59,965	$55,860
Professional fees related to the Portware acquisition (net of tax)	473	—
Adjusted Net income (non-GAAP)	$60,438	$55,860	8.2%

Adjusted Diluted earnings per common share (non-GAAP)	$1.44	$1.32	9.1%
Weighted average common shares (Diluted)	42,063	42,340

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

(In thousands) Three months ended November 30,	2015	2014
Net cash provided by operating activities	$71,087	$71,168
Capital expenditures (1)	(14,385)	(4,814)
Free cash flow (2)	$56,702	$66,354
Net cash used in investing activities	$(278,180)	$(9,716)
Net cash provided by (used in) financing activities	$231,704	$(56,884)
Cash and cash equivalents at end of period	$180,148	$115,235

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $180.1 million, or 17.7%, of our total assets at November 30, 2015, compared with $115.2 million, or 17.8%, of our total assets at November 30, 2014 and $158.9 at August 31, 2015, or 21.6%, of our total assets. We continued our strong commitment to capital return in the just completed first quarter while investing in the growth of our business. Our cash and cash equivalents increased $21.2 million during the three months ended November 30, 2015 due to cash provided by operations of $71.1 million, $265.0 million in proceeds from long-term debt, $20.0 million in proceeds from the exercise of employee stock options, $9.1 million in tax benefits from share-based payment arrangements and $0.3 million of proceeds from the sale of investments, net of purchases. These cash inflows were partially offset by $264.1 million in cash paid to acquire Portware (net of cash acquired), $41.9 million in share repurchases under the existing share repurchase program, dividend payments of $18.1 million, capital expenditures of $14.4 million and $3.3 million from the effects of foreign currency.

Free cash flow generated in the first quarter of fiscal 2016 was $56.7 million, down 14.6% compared to a year ago. This quarterly free cash flow total of $56.7 million was attributable to $60.0 million of net income, $8.2 million in non-cash items and $2.9 million of positive working capital changes less $14.4 million in capital expenditures. The year over year free cash flow decline of 14.6% was driven by the $9.6 million increase in capital expenditures primarily related to the buildout of our New York City office space. Our days sales outstanding (“DSO”) was 32 days as of November 30, 2015 compared to 33 days at August 31, 2015. DSO was 33 days at November 30, 2014, showing year over year improvement.

Net cash used in investing activities of $278.2 million during the first quarter of fiscal 2016 was an increase of $268.5 million from the same period a year ago due to an increase in cash used to acquire Portware and higher capital expenditures. Our acquisition of Portware in October 2015 resulted in a net cash outflow of $264.1 million. As previously disclosed, we had an increase in capital expenditures of $9.6 million in the first quarter of 2016 compared to the prior year due to the fit-out of new space in New York. These cash outflows were partially offset by an increase in proceeds from the sale of investments, net of purchases, of $5.2 million year over year.

Net cash provided by financing activities was $231.7 million during the first quarter of fiscal 2016. Of this total, $265.0 million related to additional borrowings under our credit agreement dated February 6, 2015 (the “Credit Agreement”) which we amended and expanded on September 21, 2015 (the “Second Amendment”) to fund our acquisition of Portware on October 16, 2015. Additionally, we had cash inflows of $20.0 million from employee stock plans and related tax benefits of $9.1 million. Offsetting these cash inflows were cash outflows of $41.9 million related to the repurchase of 250,000 shares under our existing share repurchase program and $18.1 million of quarterly dividend payments. When aggregating regular quarterly dividends paid and shares repurchased over the past 12 months, we have returned $318.4 million to stockholders. The net cash provided by financing activities was $288.9 million higher in the current year first quarter than a year ago due to the additional borrowings under the amended Credit Agreement, higher proceeds and tax benefits from employee stock option exercises and a reduction in share repurchases. The number of options exercised during the first quarter of fiscal 2016 increased by 162,485 shares compared to the first quarter of 2015, which led to year over year growth in proceeds and tax benefits of $12.6 million. Partially offsetting the higher cash inflows was an increase in cash used for our quarterly dividend payment of $1.9 million, which was driven by a 12.8% increase in our regular quarterly dividend amount year over year.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of November 30, 2015, our total cash and cash equivalents worldwide was $180.1 million with $300.0 million in outstanding borrowings. Approximately $51.0 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $98.1 million in Europe (predominantly within the UK and France) and the remaining $31.0 million is held in the Asia Pacific region. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and longer-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases and financing activities. In addition, we expect existing foreign cash, cash equivalent and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $14.4 million during the first three months of fiscal 2016, up from $4.8 million in the same period a year ago. Approximately $9.6 million, or 66%, of capital expenditures related to the build out of office space, including $8.1 million at our New York location. The remaining 34% of our capital expenditures during the first quarter of fiscal 2016 were for purchases of computer equipment, including new servers for our existing data centers, purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment.

Capital Needs

Long-Term Debt

On February 6, 2015, we entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which we could request borrowings. The Credit Agreement also allowed us to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million.

For purposes of funding our acquisition of Code Red on February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. On September 21, 2015, we amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund our acquisition of Portware, which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of November 30, 2015) is September 21, 2018. The Second Amendment also allows us, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.

The $300.0 million borrowed under the Credit Agreement bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as long-term debt within the Consolidated Balance Sheet at November 30, 2015. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the first three months of fiscal 2016, we paid approximately $0.4 million in interest on our outstanding Loan amount. The principal balance is payable in full on the maturity date.

As of November 30, 2015, we owed no commitment fees since we borrowed the full amount of the Credit Agreement. Other fees incurred, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized to interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires us to maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA, below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of November 30, 2015.

As of November 30, 2015, the fair value of our long-term debt was $300.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.0 million of standby letters of credit have been issued in connection with our current leased office space as of November 30, 2015. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2015 and August 31, 2015, we were in compliance with all covenants contained in the standby letters of credit.

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

Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $31.3 million while our non-U.S. dollar denominated expenses are $208.2 million, which translates into a net foreign currency exposure of $176.9 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 70% of our employees were located as of November 30, 2015. As a result of a stronger U.S. dollar year over year, our operating income was $3.3 million higher during the first quarter of fiscal 2016 compared to the year ago first quarter, which recorded a $0.8 million increase in operating income due to foreign currency benefits.

Foreign Currency Hedges

As of November 30, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the second quarter of fiscal 2018.

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the first quarter of fiscal 2017.

●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the fourth quarter of fiscal 2016.

As of November 30, 2015, the gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.6 billion. The gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £21.6 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €13.6 million. There were no other outstanding foreign exchange forward contracts as of November 30, 2015. A gain on derivatives of $0.1 million was recorded into operating income during the first quarter of fiscal 2016, compared to a loss of less than $0.1 million in the year ago first quarter.

Off-Balance Sheet Arrangements

At November 30, 2015 and August 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

On December 14, 2015, our Board of Directors approved a $250.0 million expansion of the existing share repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid from existing and future cash generated by operations.

During the first three months of fiscal 2016, we repurchased 250,000 shares for $41.9 million under the existing share repurchase program compared to 379,854 shares for $48.4 million a year ago. Including the expansion, $342.3 million remains authorized for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2015, we had total purchase commitments of $65.2 million. There were no material changes in our purchase commitments during the first three months of fiscal 2016.

At November 30, 2015, FactSet leased approximately 1,002,000 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. During the three months ended November 30, 2015, we entered into the following new lease agreements:

●

Chicago, Illinois: A new lease agreement was entered into during November 2015 to increase our office space in Chicago. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $11.3 million over the lease term through September 2027.

●	Riga, Latvia: A new lease amendment was signed to extend and expand the Company’s existing office space in Riga by 4,144 rentable square feet. At the time of signing, the renewal resulted in incremental future minimum rental payments of $0.5 million through October 2020.

●

London, England: A new lease agreement was entered into in September 2015 for 1,150 square feet of additional office space in London. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $0.3 million over the non-cancelable lease term through February 2019.

As disclosed earlier in the Capital Needs section of this MD&A, we borrowed $35.0 million in the form of a Eurodollar rate loan to fund the acquisition of Code Red in February 2015 and $265.0 million in the form of a Eurodollar rate loan to fund the acquisition of Portware in October 2015. The maturity date on all outstanding loan amounts is September 21, 2018 and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as long-term debt within our Consolidated Balance Sheet at November 30, 2015.

With the exception of the new leases entered into in the ordinary course of business and the $265.0 million borrowing to fund the Portware acquisition, there were no other significant changes to our contractual obligations during the first three months of fiscal 2016.

Dividends

On November 6, 2015, our Board of Directors approved a regular quarterly dividend of $0.44 per share, or $1.76 per share per annum. The cash dividend of $18.2 million was paid on December 15, 2015, to common stockholders of record on November 30, 2015. With our dividends and our share repurchases, in the aggregate, we have returned $318.4 million to shareholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. There were no significant changes in our accounting policies or critical accounting estimates during the first three months of fiscal 2016.

New Accounting Pronouncements

See Note 3 to the consolidated financial statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices continue to experience volatility. Approximately 83.2% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 16.8% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

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

Business Outlook

The following forward-looking statements reflect our expectations as of December 15, 2015. Given the risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2016 Expectations

-	Revenues are expected to range between $280 million and $286 million.
-	Operating margin is expected to range between 31.0% and 32.0%, which includes a 160 basis point reduction from the acquisition of Portware.
-	The annual effective tax rate is expected to range between 28.5% and 29.5%.
-	Diluted EPS should range between $1.49 and $1.53.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Our non-U.S. dollar denominated revenues expected to be recognized over the next twelve months are estimated to be $31.3 million while our non-U.S. dollar denominated expenses are $208.2 million, which translates into a net foreign currency exposure of $176.9 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of November 30, 2015, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the second quarter of fiscal 2018.

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the first quarter of fiscal 2017.

●	Euro - foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the fourth quarter of fiscal 2016.

As of November 30, 2015, the gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.6 billion. The gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £21.6 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €13.6 million.

There were no other outstanding foreign currency forward contracts at November 30, 2015. A gain on derivatives of $0.1 million was recorded into operating income during the first quarter of fiscal 2016, compared to a loss of less than $0.1 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2015. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $8.5 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2015, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2015, would result in a decrease in operating income by $21.2 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2015 would increase the fair value of total assets by $28.7 million and equity by $26.2 million.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at November 30, 2015 was $203.3 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of November 30, 2015, the fair value of our long-term debt was $300.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to 0.75% plus the Eurodollar rate, which is equal to one-month LIBOR. During the three months ended November 30, 2015, we recorded interest expense of $0.4 million on the outstanding Loan amount. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.8 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2016 to the risk factors identified in the Company’s fiscal 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)    Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)

September 2015	50,000	$157.29	50,000	$126,375,429
October 2015	90,000	$167.92	90,000	$111,262,819
November 2015	110,000	$172.40	110,000	$92,299,153
Total	250,000		250,000

* On December 14, 2015, FactSet’s Board of Directors approved a $250.0 million expansion to the existing share repurchase program. Including the approved $250.0 million expansion to the program, $342.3 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

2.1

Securities Purchase Agreement by and among FactSet Research Systems Inc., Long Ridge Equity Partners I, LP, Long Ridge Offshore Subsidiary Holdings, LLC, Portware Investors Parallel Holdings LLC, Portware, LLC, Long Ridge Portware Holdings, Inc. and the Individual Sellers (as defined therein), dated as of September 21, 2015 (incorporated by reference as Exhibit 2.1 of Form 8-K filed on September 22, 2015)

10.1

Second Amendment to Credit Agreement dated September 21, 2015, between FactSet Research Systems Inc. and Bank of America, N.A. (incorporated by reference as Exhibit 10.1 of Form 8-K filed on September 22, 2015)

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 11, 2016	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1

Securities Purchase Agreement by and among FactSet Research Systems Inc., Long Ridge Equity Partners I, LP, Long Ridge Offshore Subsidiary Holdings, LLC, Portware Investors Parallel Holdings LLC, Portware, LLC, Long Ridge Portware Holdings, Inc. and the Individual Sellers (as defined therein), dated as of September 21, 2015 (incorporated by reference as Exhibit 2.1 of Form 8-K filed on September 22, 2015)

10.1

Second Amendment to Credit Agreement dated September 21, 2015, between FactSet Research Systems Inc. and Bank of America, N.A. (incorporated by reference as Exhibit 10.1 of Form 8-K filed on September 22, 2015)

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