Form 10-Q
period 2016-02-29
FACTSET RESEARCH SYSTEMS INC
filed 2016-04-11
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 31, 2016 was 40,880,059.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended February 29, 2016

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues	$281,796	$247,792	$552,300	$490,468
Operating expenses
Cost of services	123,911	99,516	238,647	197,059
Selling, general and administrative	72,541	67,628	141,001	132,501
Total operating expenses	196,452	167,144	379,648	329,560

Operating income	85,344	80,648	172,652	160,908
Other (expense) income	(424)	534	(331)	964
Income before income taxes	84,920	81,182	172,321	161,872

Provision for income taxes	17,157	19,584	44,594	44,414
Net income	$67,763	$61,598	$127,727	$117,458

Basic earnings per common share	$1.65	$1.48	$3.10	$2.82
Diluted earnings per common share	$1.63	$1.46	$3.06	$2.78

Basic weighted average common shares	41,117	41,630	41,252	41,658
Diluted weighted average common shares	41,536	42,306	41,799	42,324

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income	$67,763	$61,598	$127,727	$117,458

Other comprehensive loss, net of tax
Net unrealized (loss) gain on cash flow hedges*	(1,819)	843	(2,236)	731
Foreign currency translation adjustments	(10,364)	(8,011)	(16,750)	(21,566)
Other comprehensive loss	(12,183)	(7,168)	(18,986)	(20,835)
Comprehensive income	$55,580	$54,430	$108,741	$96,623

* For the three and six months ended February 29, 2016, the unrealized loss on cash flow hedges was net of tax benefits of $1,068 and $1,311 respectively. The unrealized gain on cash flow hedges disclosed above for the three and six months ended February 28, 2015, was net of tax expense of $501 and $434, respectively

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	February 29, 2016	August 31, 2015
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$175,170	$158,914
Investments	22,931	23,497
Accounts receivable, net of reserves of $1,468 at February 29, 2016 and $1,580 at August 31, 2015	105,928	95,064
Prepaid taxes	2,107	4,808
Deferred taxes	3,397	2,105
Prepaid expenses and other current assets	17,808	19,786
Total current assets	327,341	304,174

Property, equipment and leasehold improvements, at cost	232,741	213,279
Less accumulated depreciation and amortization	(157,074)	(154,015)
Property, equipment and leasehold improvements, net	75,667	59,264
Goodwill	489,340	308,287
Intangible assets, net	106,753	40,052
Deferred taxes	17,744	20,599
Other assets	4,860	4,295
TOTAL ASSETS	$1,021,705	$736,671

LIABILITIES
Accounts payable and accrued expenses	$39,210	$33,880
Accrued compensation	35,079	44,916
Deferred fees	44,038	38,488
Deferred taxes	321	562
Taxes payable	3,345	3,755
Dividends payable	18,044	18,179
Total current liabilities	140,037	139,780

Long-term debt	300,000	35,000
Deferred taxes	1,469	1,697
Taxes payable	8,488	6,776
Deferred rent and other non-current liabilities	30,653	21,834
TOTAL LIABILITIES	$480,647	$205,087
Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 50,748,192 and 50,328,423 shares issued; 41,007,840 and 41,316,902 shares outstanding at February 29, 2016 and August 31, 2015, respectively	507	503
Additional paid-in capital	595,030	542,355
Treasury stock, at cost: 9,740,352 and 9,011,521 shares at February 29, 2016 and August 31, 2015, respectively	(1,104,567)	(988,873)
Retained earnings	1,113,126	1,021,651
Accumulated other comprehensive loss	(63,038)	(44,052)
TOTAL STOCKHOLDERS’ EQUITY	$541,058	$531,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,021,705	$736,671

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127,727	$117,458
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,260	16,222
Stock-based compensation expense	15,027	11,037
Deferred income taxes	732	2,697
Gain on sale of assets	—	(4)
Tax benefits from share-based payment arrangements	(10,804)	(11,743)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(5,683)	(9,280)
Accounts payable and accrued expenses	1,930	4,206
Accrued compensation	(10,180)	(12,753)
Deferred fees	913	2,624
Taxes payable, net of prepaid taxes	15,138	3,139
Prepaid expenses and other assets	1,816	(1,664)
Deferred rent and other non-current liabilities	9,372	(1,172)
Other working capital accounts, net	(22)	(27)
Net cash provided by operating activities	164,226	120,740

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(264,087)	(30,133)
Purchases of investments	(12,530)	(12,437)
Proceeds from sales of investments	12,423	7,535
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(26,438)	(11,764)
Net cash used in investing activities	(290,632)	(46,799)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(36,132)	(32,286)
Repurchase of common stock	(115,695)	(106,317)
Proceeds from debt	265,000	35,000
Debt issuance costs	(12)	(32)
Proceeds from employee stock plans	26,848	34,393
Tax benefits from share-based payment arrangements	10,804	11,743
Net cash provided by (used in) financing activities	150,813	(57,499)

Effect of exchange rate changes on cash and cash equivalents	(8,151)	(10,750)
Net increase in cash and cash equivalents	16,256	5,692
Cash and cash equivalents at beginning of period	158,914	116,378
Cash and cash equivalents at end of period	$175,170	$122,070

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 29, 2016

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

The accompanying financial data as of February 29, 2016 and for the three and six months ended February 29, 2016 and February 28, 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2015 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the beginning of fiscal 2016, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first six months of fiscal 2016 that had a material impact on the consolidated financial statements.

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

Simplification Guidance on Debt Issuance Costs

In April 2015, the FASB issued an accounting standard update which changes the presentation of debt issuance costs in the applicable financial statements. Under the accounting standard update, an entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2017, with early adoption in fiscal 2016 permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

Customers’ Accounting for Cloud Computing Costs

In April 2015, the FASB issued an accounting standard update to provide guidance on a customer’s accounting for cloud computing costs. Under the accounting standard update, a customer must determine whether a cloud computing arrangement contains a software license. If so, the customer would account for the fees related to the software license element in a manner consistent with internal-use software guidance. This new guidance will be effective for FactSet beginning in the first quarter of fiscal 2017. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred taxes on the balance sheet. The accounting standard update will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2018, with early adoption in fiscal 2017 permitted. The accounting standard update is a change in balance sheet presentation only and, as such, the Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued an accounting standard update to amend its current guidance on the classification and measurement of certain financial instruments. The accounting standard update significantly revises an entity’s accounting related to the presentation of certain fair value changes for financial liabilities measured at fair value. This guidance also amends certain disclosure requirements associated with the fair value of financial instruments. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements..

Leases

In February 2016, the FASB issued an accounting standard update related to accounting for leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. The accounting standard update aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The guidance also eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2020, with early adoption in fiscal 2019 permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of February 29, 2016 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of February 29, 2016 or August 31, 2015.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 29, 2016 and August 31, 2015:

	Fair Value Measurements at February 29, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$92,369	$—	$—	$92,369
Certificates of deposit (2)	—	22,931	—	22,931
Total assets measured at fair value	$92,369	$22,931	$—	$115,300

Liabilities
Derivative instruments (3)	$—	$4,114	$—	$4,114
Total liabilities measured at fair value	$—	$4,114	$—	$4,114

	Fair Value Measurements at August 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$89,443	$—	$—	$89,443
Certificates of deposit (2)	—	23,497	—	23,497
Derivative instruments (3)	—	1,035	—	1,035
Total assets measured at fair value	$89,443	$24,532	$—	$113,975

Liabilities
Derivative instruments (3)	$—	$1,602	$—	$1,602
Total liabilities measured at fair value	$—	$1,602	$—	$1,602

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three and six months ended February 29, 2016, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of February 29, 2016 and August 31, 2015, the fair value of the Company’s long-term debt was $300.0 million and $35.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first six months fiscal 2016 and 2015, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of February 29, 2016, FactSet maintained the following foreign currency forward contracts to hedge its British Pound Sterling, Euro and Indian Rupee exposures:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the fourth quarter of fiscal 2016.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2018.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in U.S. dollars)	February 29, 2016	August 31, 2015	February 29, 2016	August 31, 2015
British Pound Sterling	$48,858	$15,831	$(2,205)	$280
Euro	9,938	20,263	(117)	143
Indian Rupee	60,310	56,320	(1,792)	(990)
Total	$119,106	$92,414	$(4,114)	$(567)

As of February 29, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £33.4 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €9.0 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.3 billion.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	February 29, 2016	August 31, 2015
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$—	$1,035

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$2,624	$—
	Deferred rent and other non-current liabilities	1,490	1,602

All derivatives were designated as hedging instruments as of February 29, 2016 and August 31, 2015, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 29, 2016 and February 28, 2015:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2016	2015		2016	2015
Foreign currency forward contracts	$(2,891)	$1,192	SG&A	$(4)	$(152)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 29, 2016 and February 28, 2015:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2016	2015		2016	2015
Foreign currency forward contracts	$(3,496)	$974	SG&A	$52	$(191)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of February 29, 2016, FactSet estimates that approximately $2.6 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 29, 2016 and August 31, 2015, information related to these offsetting arrangements was as follows:

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
February 29, 2016	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$177	$(177)	$—
Fair value of liabilities	(4,291)	177	(4,114)
Total	$(4,114)	$—	$(4,114)

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
August 31, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,040	$(5)	$1,035
Fair value of liabilities	(1,607)	5	(1,602)
Total	$(567)	$—	$(567)

6. OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and amounts reclassified out of AOCL into earnings during the three months ended February 29, 2016 and February 28, 2015 are as follows:

	February 29, 2016		February 28, 2015
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(10,364)	$(10,364)	$(8,011)	$(8,011)
Realized loss on cash flow hedges reclassified to earnings (1)	4	3	152	95
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(2,891)	(1,822)	1,192	748
Other comprehensive loss	$(13,251)	$(12,183)	$(6,667)	$(7,168)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of other comprehensive loss and amounts reclassified out of AOCL into earnings during the six months ended February 29, 2016 and February 28, 2015 are as follows:

	February 29, 2016		February 28, 2015
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(16,750)	$(16,750)	$(21,566)	$(21,566)
Realized loss (gain) on cash flow hedges reclassified to earnings (1)	(52)	(32)	191	120
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(3,496)	(2,204)	974	611
Other comprehensive loss	$(20,298)	$(18,986)	$(20,401)	$(20,835)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	February 29, 2016	August 31, 2015
Accumulated unrealized losses on cash flow hedges, net of tax	$(2,594)	$(358)
Accumulated foreign currency translation adjustments	(60,444)	(43,694)
Total accumulated other comprehensive loss	$(63,038)	$(44,052)

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

FactSet’s operating segments are aligned with how the Company, including its CODM, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; the U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively.

The European segment is headquartered in London, England and maintains office locations in France, Germany, Ireland, Italy, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $489.3 million of goodwill reported by the Company at February 29, 2016, 82% was recorded in the U.S. segment, 17% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended February 29, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$189,653	$68,976	$23,167	$281,796
Segment operating profit	40,297	31,450	13,597	85,344
Total assets	705,898	239,687	76,120	1,021,705
Capital expenditures	10,180	483	1,390	12,053

For the three months ended February 28, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$166,539	$62,554	$18,699	$247,792
Segment operating profit	42,503	27,899	10,246	80,648
Total assets	410,524	236,313	62,735	709,572
Capital expenditures	6,506	123	321	6,950

For the six months ended February 29, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$371,897	$135,955	$44,448	$552,300
Segment operating profit	85,459	62,232	24,961	172,652
Capital expenditures	23,072	1,268	2,098	26,438

For the six months ended February 28, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$330,201	$123,164	$37,103	$490,468
Segment operating profit	86,938	54,488	19,482	160,908
Capital expenditures	10,831	208	725	11,764

8. BUSINESS COMBINATIONS

Portware LLC

On October 16, 2015, FactSet acquired Portware LLC (“Portware”) for a total purchase price of $264.8 million. At the time of acquisition, Portware employed 166 individuals in its New York, London, Hong Kong, and Hyderabad, India offices. Portware is a global provider of multi-asset trade automation solutions for mega and large asset managers. With the acquisition of Portware, FactSet now offers a platform that it expects will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. This factor contributed to a purchase price in excess of fair value of Portware’s net tangible and intangible assets, leading to the recognition of goodwill. Total transaction costs related to the acquisition were $0.7 million for the six months ended February 29, 2016. These transaction expenses were recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statement of Income.

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of February 29, 2016 as it is subject to finalizing certain acquired assets and liabilities in addition to working capital adjustments. The preliminary purchase price was allocated to Portware’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and preliminary valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$9,559
Amortizable intangible assets
Software technology	43,000
Client relationships	27,000
Non-compete agreements	3,500
Trade name	2,000
Goodwill	188,467
Total assets acquired	$273,526
Liabilities assumed	8,765
Net assets acquired	$264,761

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

Goodwill totaling $188.5 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is included in the U.S. segment. Approximately 95% of the total goodwill generated from the Portware acquisition is deductible for income tax purposes. The results of operations of Portware have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on October 16, 2015. Pro forma information has not been presented because the effect of the Portware acquisition was not material to the Company’s consolidated financial results.

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

Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the second quarter of fiscal 2016. There were no significant adjustments between the preliminary and final allocation. The total purchase price was allocated to Code Red’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

Based upon the purchase price and the valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$3,090
Amortizable intangible assets
Software technology	4,359
Client relationships	3,546
Non-compete agreements	201
Trade name	155
Goodwill	29,602
Total assets acquired	$40,953
Liabilities assumed	(5,000)
Net assets acquired	$35,953

Intangible assets of $8.3 million have been allocated to amortizable intangible assets consisting of software technology, amortized over six years using a straight-line amortization method; client relationships, amortized over eight years using an accelerated amortization method; non-compete agreements, amortized over four years using a straight-line amortization method; and a trade name, amortized over three years using a straight-line amortization method.

Goodwill totaling $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Code Red acquisition is included in the U.S. segment and is not deductible for income tax purposes. The results of operations of Code Red have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on February 6, 2015 and the results did not have a material impact on the second quarter of fiscal 2016. Pro forma information has not been presented because the effect of the Code Red acquisition was not material to the Company’s consolidated financial results.

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended February 29, 2016 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2015	$211,869	$93,725	$2,693	$308,287
Goodwill acquired during the period	188,467	—	—	188,467
Foreign currency translations	—	(7,587)	198	(7,389)
Other adjustments	(25)	—	—	(25)
Balance at February 29, 2016	$400,311	$86,138	$2,891	$489,340

Goodwill is not amortized as it has an estimated indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. The Company has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflects the level of internal reporting the Company uses to manage its business and operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2015, consistent with the timing of previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. Goodwill acquired during the first six months of fiscal 2016 of $188.5 million represents the excess of the preliminary purchase price over the fair value of the net tangible and intangible assets from the Portware acquisition completed in October 2015.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at February 29, 2016 was 11.0 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first six months of fiscal 2016. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

(in thousands) At February 29, 2016	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$37,278	$17,107	$20,171
Client relationships	54,642	19,891	34,751
Software technology	63,684	17,719	45,965
Non-compete agreements	4,469	900	3,569
Trade names	3,583	1,286	2,297
Total	$163,656	$56,903	$106,753

At August 31, 2015	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$39,911	$16,667	$23,244
Client relationships	27,873	18,241	9,632
Software technology	21,203	15,042	6,161
Non-compete agreements	1,058	637	421
Trade names	1,614	1,020	594
Total	$91,659	$51,607	$40,052

During six months ended February 29, 2016, $75.5 million of intangible assets were acquired with a weighted average useful life of 10.7 years.

Amortization expense recorded for intangible assets was $4.1 million and $2.0 million for the three months ended February 29, 2016 and February 28, 2015, respectively. Amortization expense recorded for intangible assets was $7.0 million and $4.1 million for the six months ended February 29, 2016 and February 28, 2015, respectively. As of February 29, 2016, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2016 (remaining six months)	$8,108
2017	15,905
2018	14,611
2019	13,148
2020	12,602
Thereafter	42,379
Total	$106,753

11. COMMON STOCK AND EARNINGS PER SHARE

On February 5, 2016, FactSet’s Board of Directors approved a regular quarterly dividend of $0.44 per share, or $1.76 per share per annum. The cash dividend of $18.0 million was paid on March, 15, 2016 to common stockholders of record at the close of business on February 29, 2016.

Shares of common stock outstanding were as follows:

	Six Months ended
(in thousands)	February 29, 2016	February 28, 2015
Balance at September 1	41,317	41,793
Common stock issued for employee stock plans	420	604
Stock issued for acquisition of a business	—	20
Repurchase of common stock from employees(1)	(14)	(17)
Repurchase of common stock under the share repurchase program	(715)	(770)
Balance at February 29, 2016 and February 28, 2015, respectively	41,008	41,630

(1)

For the six months ended February 29, 2016 and February 28, 2015, the Company repurchased 13,831 and 17,165 shares, or $2.4 million and $2.2 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 29, 2016
Basic EPS
Income available to common stockholders	$67,763	41,117	$1.65
Diluted EPS
Dilutive effect of stock options and restricted stock		419
Income available to common stockholders plus assumed conversions	$67,763	41,536	$1.63
For the three months ended February 28, 2015
Basic EPS
Income available to common stockholders	$61,598	41,630	$1.48
Diluted EPS
Dilutive effect of stock options and restricted stock		676
Income available to common stockholders plus assumed conversions	$61,598	42,306	$1.46

For the six months ended February 29, 2016
Basic EPS
Income available to common stockholders	$127,727	41,252	$3.10
Diluted EPS
Dilutive effect of stock options and restricted stock		547
Income available to common stockholders plus assumed conversions	$127,727	41,799	$3.06
For the six months ended February 28, 2015
Basic EPS
Income available to common stockholders	$117,458	41,658	$2.82
Diluted EPS
Dilutive effect of stock options and restricted stock		666
Income available to common stockholders plus assumed conversions	$117,458	42,324	$2.78

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three and six months ended February 29, 2016 was 692,297, because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2015.

For the three and six months ended February 29, 2016, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 937,089. For the three and six months ended February 28, 2015, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 494,297. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria are probable of being achieved. The criterion was not yet probable of being achieved as of February 29, 2016 and February 28, 2015 for these performance-based stock options.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At February 29, 2016 and August 31, 2015, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At February 29, 2016 and August 31, 2015, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 50,748,192 and 50,328,423 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At February 29, 2016 and August 31, 2015, there were 9,740,352 and 9,011,521 shares of treasury stock (at cost) outstanding, respectively. As a result, 41,007,840 and 41,316,902 shares of FactSet common stock were outstanding at February 29, 2016 and August 31, 2015, respectively.

Share Repurchase Program

On December 14, 2015, the Company’s Board of Directors approved a $250.0 million expansion of the existing share repurchase program. During the first six months of fiscal 2016, the Company repurchased 715,000 shares for $113.3 million. At February 29, 2016, $270.9 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first six months of fiscal 2016, 37,079 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 29, 2016 (less 13,831 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 53,495 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2015 (less 17,165 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014

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

Stock Option Activity

During the first six months of fiscal 2016, FactSet granted 1,048,276 stock options at a weighted average exercise price of $170.13 to existing employees of the Company. As of February 29, 2016, a total of 3,787,773 stock options were outstanding at a weighted average exercise price of $123.24. Unamortized stock-based compensation of $54.5 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.7 years.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2015	3,117	$100.71
Granted – non performance-based	514	$175.20
Granted – performance-based	530	$165.37
Exercised	(277)	$63.72
Forfeited	(8)	$108.32
Balance at November 30, 2015	3,876	$122.06
Granted – non performance-based	4	$150.81
Granted – non-employee Directors grant	23	$146.82
Exercised	(70)	$63.77
Forfeited	(45)	$127.82
Balance at February 29, 2016	3,788	$123.24

The total number of in-the-money options exercisable as of February 29, 2016 was 1.2 million with a weighted average exercise price of $85.45. As of August 31, 2015, 1.4 million in-the-money outstanding options were exercisable with a weighted average exercise price of $78.70. The aggregate intrinsic value of in-the-money stock options exercisable at February 29, 2016 and August 31, 2015 was $77.4 million and $107.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $150.49 on February 29, 2016 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended February 29, 2016 and February 28, 2015 was $6.0 million and $32.8 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 29, 2016 and February 28, 2015 was $33.7 million and $38.8 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. Through the second quarter of fiscal 2016, three of the growth targets as outlined within the terms of the grant were achieved. As such, 60%, or 144,942, of the options granted have vested. As of February 29, 2016, the fourth tranche is expected to vest on August 31, 2016 while the fifth tranche is expected to vest on August 31, 2017, resulting in unamortized stock-based compensation expense of $0.7 million to be recognized over the remaining vesting period of 1.5 years. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Fourth 20%	$(1,135)	$192
Fifth 20% (current expectation)	$—	$657

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 29, 2016.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet to be eligible to vest. Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a two year measurement period ending February 28, 2017 and the remaining 68,761 options are eligible to cliff vest based on a four year measurement period ending February 28, 2019. As of February 29, 2016, total unamortized stock-based compensation of $1.8 million will be recognized as expense over the remaining vesting period of 2.9 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(638)	$0
10%	$(478)	$441
40% (current expectation)	$—	$1,764
70%	$478	$3,087
100%	$956	$4,410

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 29, 2016.

October 2015 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet to be eligible to vest. As of February 29, 2016, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$0	$0
50%	$613	$11,331
70%	$858	$15,864
100%	$1,226	$22,662

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 29, 2016.

Other Performance-based Option Grant Review

In connection with the acquisition of Matrix, FactSet granted 165,949 performance-based stock options on December 23, 2013 with a total grant date fair value of $5.0 million. The performance-based options granted in connection with the acquisition of Matrix will vest only if ASV and operating margin targets related to the Matrix business are met during a five year measurement period ending December 23, 2018, and the option holders remain employed by FactSet. As of February 29, 2016, FactSet does not believe these targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be realized in connection with these options.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first six months of fiscal 2016, FactSet granted 93,120 restricted stock awards to employees of the Company at a weighted average grant date fair value of $159.46. These restricted stock awards vest over a weighted average period of 4.6 years from grant date.

As of February 29, 2016, a total of 358,022 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $30.7 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.6 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2015	313	$103.34
Granted	93	$159.46
Vested(1)	(37)	$84.38
Canceled/forfeited	(1)	$97.92
Balance at November 30, 2015	368	$119.44
Canceled/forfeited	(10)	$115.03
Balance at February 29, 2016	358	$119.55

(1)

All of the 37,079 restricted stock awards that vested during the first quarter of fiscal 2016 related to awards granted on November 8, 2010. The remaining 40% of these restricted stock awards cliff vested after five years on November 8, 2015 and were amortized to expense over the vesting period using the straight-line attribution method.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2015	2,441	88
Granted – non performance-based options	(514)	—
Granted – performance-based options	(530)	—
Restricted stock awards granted(1)	(232)	—
Share-based awards canceled/forfeited(2)	11	—
Balance at November 30, 2015	1,176	88
Granted – non performance-based options	(4)	(22)
Share-based awards canceled/forfeited(2)	71
Balance at February 29, 2016	1,243	66

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended February 29, 2016, employees purchased 20,338 shares at a weighted average price of $127.92 as compared to 17,811 shares at a weighted average price of $116.95 for the three months ended February 28, 2015. During the six months ended February 29, 2016, employees purchased 36,173 shares at a weighted average price of $128.99 as compared to 33,208 shares at a weighted average price of $113.12 in the same period a year ago. At February 29, 2016, 445,443 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established it 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $4.5 million and $4.0 million in matching contributions to employee 401(k) accounts during the six months ended February 29, 2016 and February 28, 2015, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $8.6 million and $15.0 million during the three and six months ended February 29, 2016, respectively. Similarly, the Company recognized total stock-based compensation expense of $5.8 million and $11.0 million during the three and six months ended February 28, 2015, respectively. As of February 29, 2016, $85.2 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.7 years. There was no stock-based compensation capitalized as of February 29, 2016 or August 31, 2015, respectively.

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

Q2 2016	4,073 non performance-based employee stock options were granted at an exercise price of $150.81 and an estimated fair value of $40.51 per share.

Q1 2015	462,913 non performance-based employee stock options were granted at a weighted average exercise price of $131.31 and a weighted average estimated fair value of $37.67 per share.

Q2 2015

25,075 non performance-based employee stock options and 137,522 performance-based employee stock options were granted at a weighted average exercise price of $147.05 and a weighted average estimated fair value of $43.05 per share.

The weighted average estimated fair value of employee stock options granted during the three and six months ended February 29, 2016 and February 28, 2015 was determined using the binomial model with the following weighted average assumptions:

Three months ended	February 29, 2016			February 28, 2015
Term structure of risk-free interest rate	0.16%	-	2.12%	0.06%	-	2.34%
Expected life (years)		7.42			8.3
Term structure of volatility	21%	-	30%	21%	-	31%
Dividend yield		1.07%			1.29%
Weighted average estimated fair value		$40.51			$43.05
Weighted average exercise price		$150.81			$147.05
Fair value as a percentage of exercise price		26.9%			29.3%

Six months ended	February 29, 2016			February 28, 2015
Term structure of risk-free interest rate	0.07%	-	2.12%	0.06%	-	2.34%
Expected life (years)		7.77			8.2
Term structure of volatility	21%	-	30%	21%	-	31%
Dividend yield		1.07%			1.35%
Weighted average estimated fair value		$46.59			$39.07
Weighted average exercise price		$170.13			$135.40
Fair value as a percentage of exercise price		27.4%			28.9%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 66,031 remain available for future grant as of February 29, 2016. The expiration date of the Directors’ Plan is December 1, 2018.

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

Fiscal 2016

On January 15, 2016, FactSet granted 22,559 stock options to the Company’s non-employee Directors, including a one-time new Director grant of 2,417 for Laurie Siegel, who was elected to FactSet’s Board of Directors on December 15, 2015. All of the options granted on January 15, 2016 have a weighted average estimated fair value of $31.03 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.62%
Expected life (years)	5.4
Expected volatility	23.0%
Dividend yield	1.05%

Fiscal 2015

On January 15, 2015, FactSet granted 13,842 stock options to the Company’s non-employee Directors. All of the options granted on January 15, 2015 have a weighted average estimated fair value of $28.18 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.45%
Expected life (years)	5.4
Expected volatility	23.5%
Dividend yield	1.30%

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first six months of fiscal 2016, there were 93,120 restricted stock awards granted with a weighted average grant date fair value of $159.46. During the first six months of fiscal 2015, FactSet granted 48,313 restricted stock awards at a weighted average grant date fair value of $135.66.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended February 29, 2016, employees purchased 20,338 shares at a weighted average price of $127.92 as compared to 17,811 shares at a weighted average price of $116.95 for the three months ended February 28, 2015. During the six months ended February 29, 2016, employees purchased 36,173 shares at a weighted average price of $128.99 as compared to 33,208 shares at a weighted average price of $113.12 for the six months ended February 28, 2015. Stock-based compensation expense recorded for the three months ended February 29, 2016 and February 28, 2015, relating to the employee stock purchase plan (the “ESPP”) was $0.5 million and $0.4 million, respectively. Stock-based compensation expense recorded for the six months ended February 29, 2016 and February 28, 2015, relating to the ESPP was $0.9 million and $0.4 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the ESPP. The weighted average estimated fair value of ESPP grants during the three months ended February 29, 2016 and February 28, 2015 were $29.54 and $22.37 per share, respectively, with the following assumptions:

Three months ended	February 29, 2016	February 28, 2015
Risk-free interest rate	0.26%	0.03%
Expected life (months)	3	3
Expected volatility	12.5%	8.1%
Dividend yield	1.03%	1.13%

The weighted average estimated fair value of ESPP grants during the six months ended February 29, 2016 and February 28, 2015 were $27.73 and $21.67 per share, respectively, with the following assumptions:

Six months ended	February 29, 2016	February 28, 2015
Risk-free interest rate	0.17%	0.02%
Expected life (months)	3	3
Expected volatility	11.4%	8.3%
Dividend yield	1.08%	1.17%

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended				Six months ended
(in thousands)	February 29, 2016		February 28, 2015		February 29, 2016	February 28, 2015
U.S. operations	$66,375		$64,881		$137,274	$130,839
Non-U.S. operations	18,544		16,301		35,047	31,033
Income before income taxes	$84,919		$81,182		$172,321	$161,872

U.S. operations	$13,704		$15,157		$37,776	$40,817
Non-U.S. operations	3,453		4,427		6,818	3,597
Total provision for income taxes	$17,157		$19,584		$44,594	$44,414
Effective tax rate	20.2	%(1)	24.1	%(2)	25.9%	27.4%

(1)

In December 2015, the Consolidated Appropriations Act, 2016 (the “2016 ACT”) was signed into law. The ACT reinstated and made permanent the U.S. Federal R&D tax credit (the “R&D tax credit”), which had previously expired on December 31, 2014. The reenactment of the R&D tax credit was retroactive to January 1, 2015 and by providing for a permanent R&D tax credit, the 2016 ACT eliminates the yearly uncertainty surrounding the extension of the credit. Prior to the reenactment of the R&D tax credit, FactSet had not been permitted to factor it into its effective tax rate as it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $7.3 million during the second quarter of fiscal 2016 and reduced the Company’s effective tax rate for the quarter to 20.2%.

(2)

In December 2014, the Tax Increase Prevention Act of 2014 (the “2014 ACT”) was signed into law. The 2014 ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate because it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $5.1 million during the second quarter of fiscal 2015 and reduced the Company’s effective tax rate for the quarter to 24.1%.

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

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	February 29, 2016	August 31, 2015
Current
Receivable reserve	$523	$541
Deferred rent	1,054	794
Other	1,820	770
Net current deferred tax assets	$3,397	$2,105

Non-current
Depreciation on property, equipment and leasehold improvements	$7,895	$10,880
Deferred rent	8,341	5,108
Stock-based compensation	18,854	17,562
Purchased intangible assets, including acquired technology	(21,544)	(17,533)
Other	4,198	4,582
Net non-current deferred tax assets	$17,744	$20,599
Total deferred tax assets	$21,141	$22,704

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	February 29, 2016	August 31, 2015
Current
Other	$321	$562
Net current deferred tax liabilities	$321	$562

Non-current
Purchased intangible assets, including acquired technology	$1,727	$1,886
Stock-based compensation	(60)	—
Other	(198)	(189)
Net non-current deferred tax liabilities	$1,469	$1,697
Total deferred tax liabilities	$1,790	$2,259

A provision has not been made for additional U.S. Federal taxes as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at February 29, 2016 and August 31, 2015. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of February 29, 2016, the Company had gross unrecognized tax benefits totaling $8.5 million, including $1.6 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Approximately $0.9 million of these unrecognized tax benefits would have affected the current year effective tax rate if realized as of February 29, 2016. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that could have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2016:

(in thousands)
Unrecognized income tax benefits at August 31, 2015	$6,776
Additions based on tax positions related to the current year	785
Additions for tax positions of prior years	927
Unrecognized income tax benefits at February 29, 2016	$8,488

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 29, 2016, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013	through	2016
State (various)	2010	through	2016
Europe
France	2013	through	2016
United Kingdom	2012	through	2016

16. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	February 29, 2016	August 31, 2015
2015 Revolving Credit Facility (maturity date of September 21, 2018)	$300,000	$35,000
Total Outstanding Debt	$300,000	$35,000

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

On September 21, 2015, the Company amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund FactSet’s acquisition of Portware which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of February 29, 2016) is September 21, 2018. There are no prepayment penalties if the Company elects to prepay the outstanding loan amounts prior to the scheduled maturity date. The Second Amendment also allows FactSet, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. The Second Amendment adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at February 29, 2016.   Interest on the Loan is payable quarterly in arrears and on the maturity date. During the three and six months ended February 29, 2016, the Company paid approximately $0.9 million and $1.3 million in interest on its outstanding Loan amount, respectively. The Company paid interest of less than $0.1 million on its outstanding Loan amount for the six months ended February 28, 2015. The principal balance is payable in full on the maturity date.

As of February 29, 2016, no commitment fee was owed by FactSet since it borrowed the full amount under the Credit Agreement. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of February 29, 2016.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At February 29, 2016, the Company leases approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Luxembourg; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Melbourne and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of selling, general and administrative expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. At February 29, 2016, FactSet leases approximately 1,002,000 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

Rent expense (including operating costs) for all operating leases amounted to $10.6 million and $9.4 million during the three months ended February 29, 2016 and February 28, 2015, respectively. Rent expense for all operating leases amounted to $20.9 million and $19.1 million during the six months ended February 29, 2016 and February 28, 2015, respectively. At February 29, 2016 and August 31, 2015, deferred rent reported within the Consolidated Balance Sheets totaled $30.7 million and $20.9 million, of which $27.5 million and $18.4 million, respectively, was reported as a non-current liability within the line item Deferred rent and other non-current liabilities.

During the six months ended February 29, 2016, FactSet entered into the following new lease agreements:

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

The Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year as of February 29, 2016:

(In thousands) Years Ended August 31,	Minimum Lease Payments
2016 (remaining six months)	$12,369
2017	30,254
2018	29,226
2019	27,697
2020	21,446
Thereafter	148,603
Total	$269,595

Approximately $1.0 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 29, 2016. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 29, 2016, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2015, the Company had total purchase commitments of $65.2 million. There were no material changes in the Company’s purchase commitments during the first six months of fiscal 2016.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at February 29, 2016, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At February 29, 2016, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2015. As of February 29, 2016 and August 31, 2015, the receivable reserve was $1.5 million and $1.6 million, respectively.

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

Executive Overview

FactSet is a leading provider of integrated financial information and analytical applications to the global investment community. We combine content regarding companies and securities from major markets all over the globe into a single online platform of information and analytics. By consolidating content from hundreds of databases with powerful analytics, FactSet supports the investment process from initial research to published results for buy and sell-side professionals. These professionals include portfolio managers, research and performance analysts, risk managers, marketing professionals, sell-side equity research professionals, investment bankers and fixed income professionals. Our applications provide users access to company and industry analyses, multicompany comparisons, company screening, portfolio analysis, predictive risk measurements, alphatesting, portfolio optimization and simulation, real-time news and quotes and tools to value and analyze fixed income securities and portfolios. With Microsoft® Office integration, wireless access and customizable options, we offer a complete financial workflow solution. Our revenues are derived from month-to-month subscriptions to services, databases and financial applications. Investment management (buy-side) clients account for 83.4% of our annual subscription value and the remainder is derived from investment banking firms (sell-side) that perform mergers and acquisitions (“M&A”) advisory work, capital markets services and equity research.

Fiscal 2016 Second Quarter in Review

FactSet produced solid growth in the second quarter of fiscal 2016. Despite the challenging market, diversification on top of a strong core business enabled us to continue to accelerate our key metrics. Annual Subscription Value (“ASV”) as of February 29, 2016 totaled $1.139 billion. Our organic ASV growth rate increased to 9.5%, compared to 8.5% a year ago, and has been on an upward trend each quarter for the past nine quarters. We experienced growth in our core buy-side client base globally as clients continue to consolidate onto the FactSet platform. Our sell-side business also did well driven by successful wins across our middle-market segment. We reported year over year revenue growth of 13.7% and an increase in diluted earnings per share (“EPS”) of 11.6%. In addition, we generated free cash flow of $81.1 million for the three months ended February 29, 2016, an increase of $38.5 million from the same period last year. This increase represents our highest-ever second quarter of free cash flow in Company history. Portware, LLC (“Portware”) performed very well in its first full quarter as we continue to integrate the group into the FactSet organization.

We are proud that FactSet was recently recognized for the eighth time on Fortune’s 100 Best Companies to Work For® list. We continue to push innovation while succeeding at client service by investing in our people and training them to excel. As of February 29, 2016, our employee headcount was 8,093, up 16.0% from a year ago. We hired 160 net new employees in the second quarter of fiscal 2016, primarily through our engineering and consulting recruiting classes in the U.S. and Europe and our content collection classes in Hyderabad and Manila. Of our total employees, 2,373 were located in the U.S., 919 in Europe and 4,801 in the Asia Pacific region. Approximately 54% of our employees are involved with content collection, 24% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provide administrative support.

Key Metrics

The following is a review of our key metrics:

	Three Months Ended
(in millions, except client and user counts)	February 29, 2016	February 28, 2015	Change
ASV	$1,139.2	$1,004.6	13.4	%(1)
Revenues	$281.8	$247.8	13.7%
Operating Income	$85.3	$80.6	5.8%
Net Income	$67.8	$61.6	10.1%
Diluted EPS	$1.63	$1.46	11.6%
Free Cash Flow(2)	$81.1	$42.6	90.4%
Clients	3,057	2,868	6.6%
Users	63,500	57,408	10.6%

(1)	ASV grew 9.5% organically year over year.

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

Returning Value to Stockholders

On February 5, 2016, our Board of Directors approved a quarterly cash dividend of $0.44 per share, or $1.76 per share per annum. Additionally, in the second quarter of 2016, we repurchased 465,000 shares for $71.4 million under the existing share repurchase program compared to 390,000 shares for $55.8 million in the same period a year ago. Seeking to continue to return value to our shareholders, in December 2015 our Board of Directors authorized the addition of $250.0 million to our existing share repurchase program. Including the expansion, $270.9 million remains available for future share repurchases. Combining our dividends and share repurchases, we returned $89.4 million to stockholders in the second quarter of fiscal 2016 and $336.0 million in the last 12 months.

Capital Expenditures

Capital expenditures were $12.1 million during the second quarter of fiscal 2016, up from $7.0 million in the same period a year ago. Approximately $7.0 million, or 58%, of capital expenditures related to the build out of office space, including $5.7 million at our New York location. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and six months ended February 29, 2016 and February 28, 2015, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended
(in thousands, except per share data)	February 29, 2016	February 28, 2015	Change
Revenues	$281,796	$247,792	13.7%
Cost of services	$123,911	$99,516	24.5%
Selling, general and administrative (“SG&A”)	$72,541	$67,628	7.3%
Operating income	$85,344	$80,648	5.8%
Net income	$67,763	$61,598	10.0%
Diluted earnings per common share	$1.63	$1.46	11.6%
Diluted weighted average common shares	41,536	42,306

	Six months ended
(in thousands, except per share data)	February 29, 2016	February 28, 2015	Change
Revenues	$552,300	$490,468	12.6%
Cost of services	$238,647	$197,059	21.1%
Selling, general and administrative (“SG&A”)	$141,001	$132,501	6.4%
Operating income	$172,652	$160,908	7.3%
Net income	$127,727	$117,458	8.7%
Diluted earnings per common share	$3.06	$2.78	10.1%
Diluted weighted average common shares	41,799	42,324

Revenues

Revenues for the three months ended February 29, 2016 were $281.8 million, up 13.7% compared to the prior year. For the first six months of fiscal 2016, revenues increased 12.6% to $552.3 million compared to the first six months of fiscal 2015. The increase in revenue in fiscal 2016 was driven by organic ASV growth of 9.5%, continued client and user additions, a strong performance in our Analytics suite of products, significant growth in our Content & Technology Solutions, solid advancement in our Workstation Solutions and revenue from Portware, partially offset by the negative impact of foreign currency.

Annual Subscription Value Growth

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.139 billion at February 29, 2016, up 9.5% organically over the prior year and an increase of $29.8 million over the first quarter of fiscal 2016. Organic ASV excludes ASV from acquisitions completed within the past 12 months and the effects of foreign currency. Our ASV growth rate has been on an upward trend every quarter over the last nine quarters rising 450 basis points since the first quarter of fiscal 2014. We have achieved organic ASV growth of $95.8 million over the last 12 months.

Drivers of this strong performance have been broad-based as the organic growth rates from our buy and sell-side businesses are both 9.5%. Our buy-side business includes not only traditional asset management clients, hedge funds and wealth managers, but also off-platform data feed sales and the Portware and Market Metrics businesses. The sell-side includes M&A advisory, capital markets and equity research professionals. In addition, ASV benefited from our annual price increase for select U.S. investment management clients which occurred during the second quarter, similar to prior years, and contributed $9.4 million to ASV. The number of clients affected by the annual second quarter price increase has been declining as more and more clients have been experiencing a price increase at the time of the renewal and renegotiation of their contracts. As a result, price increases occur throughout the year and are not as significant an item in the second quarter as they had been in prior years.

ASV from our U.S. operations was $766.4 million for the second quarter of 2016, up 8.9% organically from a year ago. International (non-U.S.) ASV totaled $372.8, up 10.9% organically from a year ago and represented 32.7% of our Company-wide total. Our European organic ASV achieved a growth rate of 8.4% over the last 12 months while Asia Pacific organic ASV grew by 19.0%. We saw solid growth in our core buy-side client base particularly in the Americas and Europe.

Client and User Additions

As of February 29, 2016, there were 63,500 professionals using FactSet, an increase of 331 users in the second quarter of fiscal 2016. We have increased users by 6,092, or 10.6%, from the second quarter of fiscal 2015. This marks our fifth straight quarter of double-digit user growth over the prior year, reflecting the continued expansion of our footprint in both the buy and sell-side markets.

During the second quarter of fiscal 2016, we added 51 net new clients, increasing the number of clients by 6.6% over the prior year. Our total client count was 3,057 as of February 29, 2016. Expanding our current client base is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

Annual client retention as of February 29, 2016 was greater than 95% of ASV and 95% when expressed as a percentage of clients, an increase from 93% a year ago. Our retention success, demonstrating a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. Over the past 12 months, we have added 189 net new clients. At February 29, 2016, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2015.

Strong Performance in our Analytics Suite

Our Analytics suite of products, including our Fixed Income, Equity and Multi-Asset Class (MAC) risk, attribution and performance offerings, continues to be well received within our client base and was a source of revenue growth during the first six months of fiscal 2016. Our recent Analytics roadshows in all three regions gave over 150 clients a first look at the next generation of our portfolio analytics suite. These products are core to our buy-side clients and continue to drive the largest piece of our business. The number of clients and users subscribing our Analytics continued to grow as this suite is comprehensive and includes highly desired applications for portfolio attribution, risk, quantitative analysis, portfolio publishing and returns based, style analysis. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Accelerated Growth in Content & Technology Solutions

Our Content & Technology Solutions (“CTS”) suite of products, which provides solutions for our clients outside our terminal business, was a significant growth driver during the first half of fiscal 2016. In particular, purchases from our core Investment Management business contributed to the increase during the just completed quarter. We have seen success in licensing proprietary FactSet data as our global content sales team pursues expanding the distribution of our content. This type of data is licensed in feed form and includes Fundamentals, Estimates, Transcripts and Ownership, among other offerings. Data feeds are consumed by a wide range of clients, including existing large FactSet clients and some outside of our core client base that do not manage money or provide sell-side services.

Solid Advancement in Workstation Solutions

Our Workstation Solutions, including Research Management Solutions (“RMS”), StreetAccount, Wealth Management and Sales & Trading, continue to be positive revenue growth drivers during fiscal 2016. RMS, which is comprised of our Internal Research Notes (“IRN”) and Code Red products, provides a centralized database for collecting both internal and external research, as well as fast and efficient ways to store and retrieve notes and documents over a shared drive. Endowments, foundations, pension funds and sovereign wealth funds use our RMS to manage contacts, funds, consultants, research and managers. RMS allows firms the ability to create their own proprietary investment workflows to aid in both onboarding a new manager and performing ongoing due diligence. Code Red, which we acquired in February 2015, has been a strong local solution supplement to our hosted IRN solution. In adding Code Red’s product offering to FactSet's existing research management solution, we can offer an RMS for all our clients' workflows.

In addition, StreetAccount, our condensed news product, sells strongly across all FactSet user types and continues to be in demand. StreetAccount allows our clients to manage news flow through real-time, comprehensive U.S., Canadian, and European company coverage. StreetAccount also provides Earnings Previews, Conference Call Guidance and Street Takeaways, which summarize broker comments following major news events such as earnings, M&A, analyst presentations and other company events.

Revenue from Portware

Portware, acquired on October 16, 2015, just completed its first full quarter being owned by FactSet. We acquired Portware to expand our presence strategically in large global asset managers by becoming part of their trading ecosystem. Portware’s innovative suite of trade automation solutions coupled with our expertise in portfolio analytics will enable clients to streamline their operations and focus on key decisions. In the second quarter of fiscal 2016, we made significant strides in integrating the Portware group into our organization and executing on Portware’s strong pipeline of new opportunities as we take advantage of cross-selling the Portware solution to FactSet’s client base.

Negative Impact of Foreign Currency

The positive revenue drivers disclosed above were partially offset by the negative impact of foreign currency, including a weaker Euro and British Pound Sterling. Foreign currency movements reduced revenues by $0.2 million, or 10 basis points, during the second quarter of fiscal 2016 compared to the year ago quarter. Foreign currency movements reduced our revenues by $0.8 million or 20 basis points during the first half of fiscal 2016 compared to the same period a year ago. Excluding incremental revenues from acquisitions completed within the last twelve months and the effects of foreign currency, our organic revenue growth rate was 9.5%.

Revenues by Geographic Region

	Three Months Ended			Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	Change	February 29, 2016	February 28, 2015	Change
U.S.	$189,653	$166,539	13.9%	$371,897	$330,201	12.6%
% of revenues	67.3%	67.2%		67.3%	67.3%
Europe	$68,976	$62,554	10.3%	$135,955	$123,164	10.4%
Asia Pacific	23,167	18,699	23.9%	44,448	37,103	19.8%
International	$92,143	$81,253	13.4%	$180,403	$160,267	12.6%
% of revenues	32.7%	32.8%		32.7%	32.7%
Consolidated	$281,796	$247,792	13.7%	$552,300	$490,468	12.6%

Three months ended February 29, 2016 compared to three months ended February 28, 2015

Revenues from our U.S. segment increased 13.9% to $189.7 million during the three months ended February 29, 2016 compared to the same period a year ago. Our fiscal 2016 second quarter U.S. revenue growth rate of 13.9% reflects a strong performance in our Analytics suite of products, revenue from Portware, increases in the number of users and clients of FactSet within the U.S. and solid advancement by our buy-side client base. Excluding revenue attained from recent acquisitions, organic revenues in the U.S. were up 9.4% compared to the year ago second quarter. Revenues from our U.S. operations accounted for 67.3% of our consolidated revenues during the second quarter of fiscal 2016, a slight increase from the prior year.

European revenues grew 10.3%, attributable to increases in client and user counts, continued growth in ASV from European buy-side clients and revenue from Portware, partially offset by the negative effects of foreign currency. Foreign currency exchange rate fluctuations reduced our European growth rate by 30 basis points. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, European revenues grew 7.3% year over year.

Asia Pacific revenue growth of 23.9% was primarily due to net new users and client growth, increased subscriptions to our Analytics suite of products and revenue from Portware. Excluding acquired revenue from Portware, Asia Pacific revenues grew 17.7% year over year.

Six months ended February 29, 2016 compared to six months ended February 28, 2015

Revenues from our U.S. segment increased 12.6% to $371.9 million during the six months ended February 29, 2016 compared to the same period a year ago. The U.S. revenue growth rate of 12.6% in the first half of fiscal 2016 reflects a strong performance in our Analytics suite of products, significant growth in CTS, solid advancement in our Workstation Solutions, revenue from Portware and continued client and user additions within the U.S. Revenues from our U.S. operations accounted for 67.3% of our consolidated revenues during the first half of fiscal 2016, consistent with the prior year.

European revenues grew 10.4%, attributable to increases in client and user counts, continued growth in ASV from European buy-side clients and revenue from Portware, partially offset by the negative effects of foreign currency. Foreign currency exchange rate fluctuations reduced our European growth rate by 30 basis points. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, European revenues grew 8.3% year over year.

Asia Pacific revenue growth of 19.8% was primarily due to net new user and client growth, increased subscriptions to our Analytics suite of products, our proficiency in selling additional services to existing clients and revenue from Portware, partially offset by negative effects of foreign due to the change in the value of the Japanese Yen compared to the U.S. dollar. Foreign currency exchange rate fluctuations reduced our Asia Pacific growth rate by 100 basis points. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, Asia Pacific revenues grew 16.2% year over year.

Operating Expenses

	Three Months Ended			Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	Change	February 29, 2016	February 28, 2015	Change
Cost of services	$123,911	$99,516	24.5%	$238,647	$197,059	21.1%
SG&A	72,541	67,628	7.3%	141,001	132,501	6.4%
Total operating expenses	$196,452	$167,144	17.5%	$379,648	$329,560	15.2%

Operating Income	$85,344	$80,648	5.8%	$172,652	$160,908	7.3%
Operating Margin	30.3%	32.5%		31.3%	32.8%

Cost of Services

Three months ended February 29, 2016 compared to three months ended February 28, 2015

For the three months ended February 29, 2016, cost of services increased 24.5% to $123.9 million compared to $99.5 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 44.0% during the second quarter of fiscal 2016, an increase of 380 basis points over the prior year period due to higher employee compensation, including stock-based compensation, and amortization of intangible assets.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 290 basis points in the second quarter of fiscal 2016 compared to the same period a year ago. This increase was primarily due to a $1.2 million non-recurring charge related to restructuring actions and a $1.4 million non-recurring charge related to a change in the vesting of performance-based stock options. Additionally, the basis point increase was due to new employees hired in the past year. Over the last 12 months, we have added 664 net new employees involved with content collection and 348 net new engineering and product development employees, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. The increase in employee headcount includes 166 employees added from the Portware acquisition in October 2015. Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 60 basis points in the second quarter of fiscal 2016 compared to the same period a year ago primarily due to the addition of $75.5 million of intangible assets related to the acquisition of Portware.

Six months ended February 29, 2016 compared to six months ended February 28, 2015

For the six months ended February 29, 2016, cost of services increased 21.1% to $238.6 million compared to $197.1 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 43.2% during the first half of fiscal 2016, an increase of 300 basis points over the prior year period due to higher employee compensation, including stock-based compensation, and amortization of intangible assets.

Selling, General and Administrative

Three months ended February 29, 2016 compared to three months ended February 28, 2015

For the three months ended February 29, 2016, SG&A expenses increased to $72.5 million, up 7.3% from $67.6 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 27.3% to 25.7% during the second quarter of fiscal 2016 compared to the prior year period. This decrease was primarily due to lower compensation expense attributable to employees performing SG&A related roles and lower occupancy costs, which include rent and depreciation of furniture and fixtures, partially offset by higher professional expenses and a $1.2 million non-recurring charge related to restructuring actions.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 140 basis points from a year ago due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Of our total employee headcount increase in the last 12 months, approximately 90% was within our software engineering, consulting, content collection and product development teams, which are all included within cost of services. As such, employee compensation classified as SG&A expense declined compared to the growth in cost of services. Occupancy costs, when expressed as a percentage of revenues, decreased 40 basis points. This decrease was primarily due to the run out of depreciation on furniture and fixtures. Professional fees, expressed as a percentage of revenues, increased 30 basis points year over year primarily due to various legal and tax-related fees.

Six months ended February 29, 2016 compared to six months ended February 28, 2015

For the six months ended February 29, 2016, SG&A expenses increased to $8.5 million, up 6.4% from $132.5 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 27.0% to 25.5% during the first half of fiscal 2016 compared to the prior year period. This decrease was primarily due to lower compensation expense from employees performing SG&A related roles and lower occupancy costs, which include rent and depreciation of furniture and fixtures, partially offset by higher professional expenses.

Operating Income and Operating Margin

Three months ended February 29, 2016 compared to three months ended February 28, 2015

Operating income increased 5.8% to $85.3 million for the three months ended February 29, 2016 compared to the prior year period. Our operating margin during the second quarter of fiscal 2016 was 30.3%, down from 32.5% a year ago. The lower operating margin was primarily due to the non-recurring charges related to restructuring actions and a change in the vesting of performance-based stock options, which reduced the margin by 140 basis points, and higher amortization of intangible assets, which reduced the margin by 70 basis points. Additionally, Portware’s operations reduced our operating margin by 130 basis points in the current period. Offsetting these decreases was organic revenue growth of 9.5% and foreign currency benefits totaling $3.6 million.

Six months ended February 29, 2016 compared to six months ended February 28, 2015

Operating income increased 7.3% to $172.7 million for the six months ended February 29, 2016 compared to the prior year period. Our operating margin during the first six months of fiscal 2016 was 31.3%, down from 32.8% a year ago. The lower operating margin was primarily due to Portware’s operations which reduced our operating margin by 120 basis points, the non-recurring charges related to restructuring actions and a change in the vesting of performance-based stock options, which reduced the margin by 70 basis points, and higher amortization of intangible assets, which reduced the margin by 50 basis points. Offsetting these decreases was organic revenue growth of 9.5% and foreign currency benefits totaling $6.9 million.

Operating Income by Segment

	Three Months Ended			Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	Change	February 29, 2016	February 28, 2015	Change
U.S.	$40,297	$42,503	(5.2% )	$85,459	$86,938	(1.7% )
Europe	31,450	27,899	12.7%	62,232	54,488	14.2%
Asia Pacific	13,597	10,246	32.7%	24,961	19,482	28.1%
Consolidated	$85,344	$80,648	5.8%	$172,652	$160,908	7.3%

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Three months ended February 29, 2016 compared to three months ended February 28, 2015

U.S. operating income decreased 5.2% to $40.3 million during the three months ended February 29, 2016 compared to $42.5 million in the same period a year ago. The decrease in U.S. operating income is primarily due to an increase in employee compensation expense, including non-recurring charges of $1.3 million related to restructuring actions and $1.3 million related to a change in the vesting of performance-based stock options, partially offset by revenue growth of 13.9%. U.S. employee headcount grew 10.7% year over year also contributing to the increase in employee compensation. U.S. revenue growth was driven by organic ASV growth of 8.9%, solid advancement in our core buy-side client base, revenue from Portware, significant growth in our CTS and Analytics suite of products and continued client and user additions.

European operating income increased 12.7% to $31.5 million during the three months ended February 29, 2016 compared to $27.9 million in the same period a year ago. The increase in European operating income was due to revenue growth of 10.3% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased European operating income by $1.3 million year over year. Employee compensation increased in Europe primarily due to a 12.9% increase in the European employee headcount year over year and a non-recurring charge of $1.1 million related to restructuring actions.

Asia Pacific operating income increased 32.7% to $13.6 million during the three months ended February 29, 2016 compared to $10.2 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 23.9% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $2.2 million year over year. Employee compensation increased due to a 19.4% increase in Asia Pacific employee headcount year over year.

Six months ended February 29, 2016 compared to six months ended February 28, 2015

U.S. operating income decreased 1.7% to $85.5 million during the six months ended February 29, 2016 compared to $86.9 million in the same period a year ago. The decrease in U.S. operating income is attributed to increases in employee compensation, including non-recurring charges of $1.3 million related to restructuring actions and $1.3 million related to a change in the vesting of performance-based stock options, and higher professional expenses partially offset by revenue growth of 12.6%. Employee compensation increased primarily due to a 10.7% increase in the U.S. employee headcount year over year while professional fees rose due to $0.7 million of costs incurred related to the Portware acquisition. U.S. revenue growth was driven by solid growth in our core buy-side client base, strong performances in our Analytics suite of products and RMS, accelerated growth in CTS and continued client and user additions.

European operating income increased 14.2% to $62.2 million during the six months ended February 29, 2016 compared to $54.5 million in the same period a year ago. The increase in European operating income was due to revenue growth of 10.4% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased European operating income by $3.4 million year over year. Employee compensation increased in Europe primarily due to a 12.9% increase in the European employee headcount year over year and a non-recurring charge of $1.1 million related to restructuring actions.

Asia Pacific operating income increased 28.1% to $25.0 million during the three months ended February 29, 2016 compared to $19.5 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 19.8% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $3.3 million year over year. Employee compensation increased due to a 19.4% increase in the Asia Pacific employee headcount year over year.

Income Taxes, Net Income and Diluted Earnings per Share

	Three Months Ended					Six Months Ended
(in thousands)	February 29, 2016		February 28, 2015		Change	February 29, 2016	February 28, 2015	Change
Provision for income taxes	$17,157		$19,584		(12.4)%	$44,594	$44,414	0.4%
Net income	$67,763		$61,598		10.0%	$127,727	$117,458	8.7%
Diluted earnings per share	$1.63		$1.46		11.6%	$3.06	$2.78	10.1%
Effective tax rate	20.2	%(1)	24.1	%(2)		25.9%	27.4%

(1)

In December 2015, the Consolidated Appropriations Act, 2016 (the “2016 ACT”), was signed into law. The 2016 ACT reinstated and made permanent the U.S. Federal R&D tax credit (the “R&D tax credit”), which had previously expired on December 31, 2014. The reenactment of the R&D tax credit was retroactive to January 1, 2015 and by providing for a permanent R&D tax credit, the 2016 ACT eliminates the yearly uncertainty surrounding the extension of the credit. Prior to the reenactment of the R&D tax credit, FactSet had not been permitted to factor it into its effective tax rate as it was not currently enacted tax law. The timing of FactSet’s ability to recognize the R&D tax credit has been volatile due to the number of lapses and retroactive re-enactments. The reenactment resulted in a discrete income tax benefit of $7.3 million during the second quarter of fiscal 2016 and reduced the Company’s effective tax rate for the quarter to 20.2%.

(2)

In December 2014, the Tax Increase Prevention Act of 2014 (the “2014 ACT”), was signed into law. The 2014 ACT reinstated the U.S. Federal R&D tax credit, which had previously expired on December 31, 2013. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. Prior to the reenactment of the tax credit, FactSet had not been permitted to factor it into its effective tax rate because it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $5.1 million during the second quarter of fiscal 2015 and reduced the Company’s effective tax rate for the quarter to 24.1%.

Income Taxes

Three months ended February 29, 2016 compared to three months ended February 28, 2015

For the three months ended February 29, 2016, the provision for income taxes was $17.2 million, down 12.4% from the same period a year ago, primarily due to the US. Federal R&D tax credit being reenacted in December 2015. In the prior year comparable period, the credit was only reenacted for the calendar year 2014, or one month of the second fiscal quarter of 2015, compared to three months of the second quarter of fiscal 2016.

Six months ended February 29, 2016 compared to six months ended February 28, 2015

For the six months ended February 29, 2016, the provision for income taxes was $44.6 million, up 0.4% from the same period a year ago, primarily due to the US. Federal R&D tax credit being reenacted in December 2015. In the prior year comparable period, the credit was only reenacted for the calendar year 2014, or the first four months of fiscal 2015, compared to the first six months of fiscal 2016. Offsetting this was an increase in taxable income of $6.5 million year over year.

Net Income and Diluted Earnings per Share

Three months ended February 29, 2016 compared to three months ended February 28, 2015

Net income increased 10.0% to $67.8 million and diluted earnings per share increased 11.6% to $1.63 for the three months ended February 29, 2016 compared to the three months ended February 28, 2015. Drivers of net income and earnings per share during the second quarter of fiscal 2016 included revenue growth of 13.7%, foreign currency benefits, a decrease in diluted shares outstanding and tax benefits of $7.3 million related to the permanent reenactment of the U.S. Federal R&D tax credit. These increases were partially offset by incremental employee compensation expense due to the hiring of 1,115 net new employees (including 166 employees from acquisitions completed in the last 12 months) and higher intangible asset amortization expense. The second quarter of fiscal 2016 net income was also reduced by the after-tax charges of $1.7 million from restructuring actions and $1.0 million related to incremental stock-based compensation expense. During the second quarter of fiscal 2016, foreign currency movements increased operating income by $3.6 million compared to a benefit of $2.1 million in the year ago quarter.

Six months ended February 29, 2016 compared to six months ended February 28, 2015

Net income increased 8.7% to $127.7 million and diluted earnings per share increased 10.1% to $3.06 for the six months ended February 29, 2016 compared to the six months ended February 28, 2015. Drivers of net income and earnings per share during the first six months of fiscal 2016 included organic ASV growth of 9.5%, foreign currency benefits and tax benefits of $7.3 million related to the permanent reenactment of the U.S. Federal R&D tax credit. These increases were partially offset by incremental employee compensation expense due to the hiring of 1,115 net new employees (including 166 employees from acquisitions completed in the last 12 months), an increase in professional fees and higher intangible asset amortization expense. During the first half of fiscal 2016, foreign currency movements increased operating income by $6.9 million compared to a benefit of $2.9 million in the first half of fiscal 2015.

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

Beginning in the second quarter of fiscal 2016, we changed our non-GAAP reporting by adjusting for deal-related amortization. Adjusted operating income and margin, adjusted net income and adjusted earnings per share exclude both deal-related amortization and non-recurring items. We believe that this change to our reported adjusted financial measures better reflects the underlying economic performance of FactSet.

Adjusted net income for the three months ended February 29, 2016 was $66.1 million, an increase of 9.9% from the prior year period. As presented in the table below, adjusted net income for the quarter ended February 29, 2016 excludes the after-tax charge of $2.9 million from deal-related amortization, the after-tax charge of $1.7 million from restructuring actions, the after-tax charge of $1.0 million related to incremental stock-based compensation expense and $7.3 million in income tax benefits from the permanent reenactment of the U.S. Federal R&D tax credit, retroactive to January 1, 2015. Adjusted net income for the three months ended February 28, 2015 excludes the after-tax charge of $1.4 million from deal-related amortization, the after-tax charge of $2.2 million from restructuring actions and $5.1 million in income tax benefits from the reenactment of the U.S. Federal R&D tax credit, retroactive to January 1, 2014.

Fiscal 2016 second quarter adjusted diluted EPS of $1.59 excludes the net effect of the $0.17 benefit from the permanent reenactment of the U.S. Federal R&D tax credit, a $0.07 detriment from deal-related amortization and a $0.06 detriment from restructuring actions and incremental stock-based compensation expense. Fiscal 2015 second quarter adjusted diluted EPS of $1.42 excludes the net effect of the $0.12 benefit from the reenactment of the U.S. Federal R&D tax credit, a $0.03 detriment from deal-related amortization and a $0.05 detriment from restructuring actions.

	Three months ended
(in thousands, except per share data)	February 29, 2016	February 28, 2015	Change
GAAP Net income	$67,763	$61,598	10.0%
Deal-related amortization	2,903	1,425
Restructuring actions	1,730	2,196
Vesting performance-based stock options	1,002	—
Income tax benefits from reenactment of the U.S. Federal R&D tax credit	(7,317)	(5,079)
Adjusted Net income (non-GAAP)	$66,081	$60,140	9.9%

Adjusted Diluted earnings per common share (non-GAAP)	$1.59	$1.42	12.0%
Weighted average common shares (Diluted)	41,536	42,306

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Three Months Ended		Six Months Ended
(in thousands)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net cash provided by operating activities	$93,139	$49,571	$164,226	$120,740
Capital expenditures (1)	(12,053)	(6,950)	(26,438)	(11,764)
Free cash flow (2)	$81,086	$42,621	$137,788	$108,976

Net cash used in investing activities	$(12,452)	$(37,083)	$(290,632)	$(46,799)
Net cash (used in) provided by financing activities	$(80,891)	$(614)	$150,813	$(57,499)

Cash and cash equivalents at end of period	$158,914	$122,070

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $175.2 million, or 17.1% of our total assets at February 29, 2016, compared with $122.1 million, or 17.2% of our total assets at February 28, 2015 and $158.9 million, or 21.6% of our total assets at August 31, 2015. We continued our commitment to capital return in the just completed second quarter while investing in the growth of our business. Our cash and cash equivalents increased $16.3 million during the first half of fiscal 2016 due to cash provided by operations of $164.2 million, $265.0 million in proceeds from long-term debt, $26.8 million in proceeds from the exercise of employee stock options and $10.8 million in tax benefits from share-based payment arrangements. These cash inflows were partially offset by $264.1 million in cash paid to acquire Portware (net of cash acquired), $113.3 million in share repurchases under the existing share repurchase program, dividend payments of $36.1 million, capital expenditures of $26.4 million and $8.1 million from the effects of foreign currency fluctuation.

Free cash flow generated in the second quarter of fiscal 2016 was $81.1 million, up $38.5 million compared to a year ago, and represents our highest ever second quarter of free cash flow in Company history. The quarterly free cash flow was attributable to $67.8 million of net income, $10.4 million of positive working capital changes and adjusted for $15.0 million of non-cash items, less $12.1 million in capital expenditures. The year over year free cash flow increase was driven by higher net income of $6.2 million and a positive working capital increase of $29.2 million. Our days sales outstanding (“DSO”) was 34 days as of February 29, 2016, representing a slight increase from 33 days at August 31, 2015. DSO was 36 days at February 28, 2015, showing year over year improvement.

Free cash flow generated over the last twelve months was $309.6 million and exceeded net income by 23%. Included in the twelve month calculation of free cash flow was $349.9 million of net cash provided by operations less $40.4 million of capital expenditures. Free cash flow generated in the last twelve months was up 16.6% from the comparable year ago period due to higher levels of net income, timing of payables and accrued compensation, and a reduction in DSO from improved receivable collections partially offset by incremental capital expenditures.

Net cash used in investing activities was $12.5 million in the second quarter of fiscal 2016, representing a $24.6 million decrease from the same period a year ago. This was primarily due to the second quarter of fiscal 2015 cash outflows including $30.1 million for the acquisition of Code Red in February 2015. The decrease in cash used in investing activities in the current quarter was partially offset by higher capital expenditures. As previously disclosed, we had an increase in capital expenditures of $5.1 million in the second quarter of 2016 compared to the prior year primarily due to the fit-out of new space in New York. During the first six months of fiscal 2016, net cash used in investing activities was $243.8 million higher than a year ago primarily due to our acquisition of Portware in October 2015 which resulted in a net cash outflow of $264.1 million.

Net cash used in financing activities was $80.9 million during the second quarter of fiscal 2016. We had cash outflows of $71.4 million related to the repurchase of 465,000 shares under our existing share repurchase program and $18.1 million of quarterly dividend payments. Offsetting these cash outflows were cash inflows of $6.8 million from employee stock plans and related tax benefits of $1.7 million. When aggregating regular quarterly dividends paid and shares repurchased over the past 12 months, we have returned $336.0 million to stockholders.

Net cash used in financing activities was $80.3 million higher in the second quarter of fiscal 2016 compared to a year ago primarily due to lower proceeds and tax benefits from employee stock option exercises and an increase in share repurchases. Additionally, in the second quarter of fiscal 2015, we borrowed $35.0 million under the Credit Agreement. The number of options exercised during the second quarter of fiscal 2016 decreased by 333,533 shares compared to the second quarter of fiscal 2015, which led to less proceeds and tax benefits year over year. In the second quarter of fiscal 2016 we repurchased 465,000 shares under our existing share repurchase program for $71.4 million compared to 390,000 shares for $55.8 million in the prior year.

During the first six months of fiscal 2016, net cash provided by financing activities was $150.8 million, compared to cash used in financing activities of $57.5 million in the first six months of fiscal 2015. The year over year fluctuation was primarily due to proceeds from long-term debt of $265.0 million and an increase in share repurchases of $9.4 million, partially offset by lower proceeds and tax benefits from stock options exercised of $8.5 million. The proceeds from long-term debt related to additional borrowings under the Second Amendment (defined in Capital Needs) to our credit agreement dated February 6, 2015 (the “Credit Agreement”) to fund our acquisition of Portware on October 16, 2015.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of February 29, 2016, our total cash and cash equivalents worldwide was $175.2 million with $300.0 million in outstanding borrowings. Approximately $33.5 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $106.9 million in Europe (predominantly within the UK and France) and the remaining $34.8 million is held in the Asia Pacific region. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $12.1 million for the quarter ended February 29, 2016, up from $7.0 million in the same period a year ago. Approximately $7.0 million, or 58%, of capital expenditures related to the build out of office space, including $5.7 million, at our New York location. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Capital expenditures were $26.4 million during the first six months of fiscal 2016, up from $11.8 million in the same period a year ago. Approximately $16.6 million, or 63%, of capital expenditures related to the build out of office space, including $13.8 million at our New York location and $1.0 million at our Hyderabad location. The remaining 37% of our capital expenditures during the first six months of fiscal 2016 were for purchases of computer equipment, including new servers for our existing data centers, purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment.

Capital Needs

Long-Term Debt

On February 6, 2015, we entered into a Credit Agreement between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which we could request borrowings. The Credit Agreement also allowed us to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million.

For purposes of funding our acquisition of Code Red on February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. On September 21, 2015, we amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund our acquisition of Portware, which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of February 29, 2016) is September 21, 2018. The Second Amendment also allows us, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.

The $300.0 million borrowed under the Credit Agreement bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as Long-term debt within the Consolidated Balance Sheet at February 29, 2016. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the three and six months ended February 29, 2016, we paid approximately $0.9 million and $1.3 million, respectively, in interest on our outstanding Loan amount. We paid interest of less than $0.1 million on our outstanding Loan amount for the six months ended February 28, 2015. The principal balance is payable in full on the maturity date.

As of February 29, 2016, we owed no commitment fees since we borrowed the full amount of the Credit Agreement. Other fees incurred, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized to interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires us to maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA, below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of February 29, 2016.

As of February 29, 2016, the fair value of our long-term debt was $300.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.0 million of standby letters of credit have been issued in connection with our current leased office space as of February 29, 2016. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 29, 2016 and August 31, 2015, we were in compliance with all covenants contained in the standby letters of credit.

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

Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $30.1 million while our non-U.S. dollar denominated expenses are estimated to be $212.1 million, which translates into a net foreign currency exposure of $182.0 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 71% of our employees were located as of February 29, 2016. As a result of a stronger U.S. dollar year over year, our operating income was $3.6 million higher during the second quarter of fiscal 2016 compared to $2.1 million a year ago. During the first six months of fiscal 2016, foreign currency movements increased operating income by $6.9 million, compared to $2.9 million a year ago.

Foreign Currency Hedges

As of February 29, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the fourth quarter of fiscal 2016.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2018.

As of February 29, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £33.4 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €9.0 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.3 billion.

There were no other outstanding foreign currency forward contracts as of February 29, 2016. A gain on derivatives of less than $0.1 million was recorded into operating income during the second quarter of fiscal 2016, compared to a loss of $0.2 million in the year ago second quarter. During the first half of fiscal 2016, a gain on derivatives of $0.1 million was recorded into operating income, compared to a loss of $0.2 million a year ago.

Off-Balance Sheet Arrangements

At February 29, 2016 and August 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

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

During the first six months of fiscal 2016, we repurchased 715,000 shares for $113.3 million under the existing share repurchase program compared to 769,854 shares for $104.1 million a year ago. Including the expansion, $270.9 million remains authorized for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2015, we had total purchase commitments of $65.2 million. There were no material changes in our purchase commitments during the first six months of fiscal 2016.

At February 29, 2016, FactSet leased approximately 1,002,000 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. During the six months ended February 29, 2016, we entered into the following new lease agreements:

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

As disclosed earlier in the Capital Needs section of this MD&A, we borrowed $35.0 million in the form of a Eurodollar rate loan to fund the acquisition of Code Red in February 2015 and $265.0 million in the form of a Eurodollar rate loan to fund the acquisition of Portware in October 2015. The maturity date on all outstanding loan amounts is September 21, 2018 and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as Long-term debt within our Consolidated Balance Sheet at February 29, 2016.

With the exception of the new leases entered into in the ordinary course of business and the $265.0 million borrowing to fund the Portware acquisition, there were no other significant changes to our contractual obligations during the first six months of fiscal 2016.

Dividends

On February 5, 2016, our Board of Directors approved a regular quarterly dividend of $0.44 per share, or $1.76 per share per annum. The cash dividend of $18.0 million was paid on March 15, 2016, to common stockholders of record on February 29, 2016. With our dividends and our share repurchases, in the aggregate, we have returned $336.0 million to shareholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. There were no significant changes in our accounting policies or critical accounting estimates during the first six months of fiscal 2016.

New Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.

Market Trends

In the ordinary course of business, we are exposed to financial risks involving foreign currency and interest rate fluctuations. Major equity indices continue to experience volatility. Approximately 83.4% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment management clients.

Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 16.6% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth.

We service M&A departments, capital markets and equity research. These are low risk businesses that do not deploy leverage and will likely continue to operate far into the future and should represent a larger percentage of the overall revenues of our clients. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

Business Outlook

The following forward-looking statements reflect our expectations as of March 15, 2016. Given the risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2016 Expectations

–	Revenues are expected to range between $286 million and $289 million.

–

GAAP operating margin is expected to range between 31.0% and 32.0% which includes a 120 basis point reduction from the operations of Portware. Adjusted operating margin is expected to range between 32.5% and 33.5%.

–	The annual effective tax rate is expected to range between 28.5% and 29.5%.

–	GAAP diluted EPS should range between $1.54 and $1.58. Adjusted EPS is expected to range between $1.60 and $1.64. The midpoint of the adjusted EPS range represents 11.0% growth over the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $30.1 million while our non-U.S. dollar denominated expenses are $212.1 million, which translates into a net foreign currency exposure of $182.0 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of February 29, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the fourth quarter of fiscal 2016.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2018.

As of February 29, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £33.4 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €9.0 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.3 billion.

There were no other outstanding foreign currency forward contracts at February 29, 2016. A gain on derivatives of less than $0.1 million was recorded into operating income during the second quarter of fiscal 2016, compared to a loss of $0.2 million a year ago. During the first half of fiscal 2016, a gain on derivatives of $0.1 million was recorded into operating income, compared to a loss of $0.2 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 29, 2016. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $7.3 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of February 29, 2016, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 29, 2016, would result in a decrease in operating income by $17.6 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 29, 2016 would increase the fair value of total assets by $29.2 million and equity by $26.5 million.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at February 29, 2016 was $198.1 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of February 29, 2016, the fair value of our long-term debt was $300.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to 0.75% plus the Eurodollar rate, which is equal to one-month LIBOR. During the three and six months ended February 29, 2016, we recorded interest expense of $0.9 million and $1.3 million, respectively, on the outstanding Loan amount. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.8 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In October 2015, we acquired Portware, LLC (“Portware”). Refer to Note 8, Business Combinations, in the Notes to the Consolidated Financial Statements for further discussion of the acquisition. We are currently in the process of integrating the internal controls and procedures of Portware into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of Portware in our annual assessment of the effectiveness of our internal control over financial reporting for our 2017 fiscal year.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2016 to the risk factors identified in the Company’s fiscal 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 29, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)

December 2015*	200,000	$161.09	200,000	$310,082
January 2016	200,000	$150.74	200,000	$279,933
February 2016	65,000	$138.31	65,000	$270,943
Total	465,000		465,000

*On December 14, 2015, FactSet’s Board of Directors approved a $250.0 million expansion to the existing share repurchase program. Including the approved $250.0 million expansion to the program, $270.9 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 11, 2016	/s/ MAURIZIO NICOLELLI
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