Form 10-Q
period 2016-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2016-07-11
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 30, 2016 was 40,651,578.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2016

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues	$287,501	$254,522	$839,801	$744,990
Operating expenses
Cost of services	124,602	100,686	363,249	297,745
Selling, general and administrative	73,609	68,480	214,610	200,980
Total operating expenses	198,211	169,166	577,859	498,725

Operating income	89,290	85,356	261,942	246,265
Other (expense) income	(433)	482	(765)	1,445
Income before income taxes	88,857	85,838	261,177	247,710

Provision for income taxes	22,076	24,429	66,669	68,843
Net income	$66,781	$61,409	$194,508	$178,867

Basic earnings per common share	$1.64	$1.48	$4.73	$4.29
Diluted earnings per common share	$1.62	$1.45	$4.68	$4.23

Basic weighted average common shares	40,779	41,628	41,094	41,648
Diluted weighted average common shares	41,189	42,297	41,596	42,317

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2016	2015	2016	2015
Net income	$66,781	$61,409	$194,508	$178,867

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	2,464	(1,020)	229	(289)
Foreign currency translation adjustments	8,883	(4,187)	(7,867)	(25,753)
Other comprehensive income (loss)	11,347	(5,207)	(7,638)	(26,042)
Comprehensive income	$78,128	$56,202	$186,870	$152,825

* For the three and nine months ended May 31, 2016, the unrealized gain on cash flow hedges was net of tax expense of $1,448 and $135, respectively. The unrealized loss on cash flow hedges disclosed above for the three and nine months ended May 31, 2015, was net of tax benefits of $606 and $172, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	May 31, 2016	August 31, 2015
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$187,436	$158,914
Investments	23,720	23,497
Accounts receivable, net of reserves of $1,482 at May 31, 2016 and $1,580 at August 31, 2015	104,666	95,064
Prepaid taxes	—	4,808
Deferred taxes	2,521	2,105
Prepaid expenses and other current assets	15,736	19,786
Assets held for sale	48,940	—
Total current assets	383,019	304,174

Property, equipment and leasehold improvements, at cost	241,351	213,279
Less accumulated depreciation and amortization	(163,269)	(154,015)
Property, equipment and leasehold improvements, net	78,082	59,264

Goodwill	460,393	308,287
Intangible assets, net	97,978	40,052
Deferred taxes	14,257	20,599
Other assets	5,246	4,295
TOTAL ASSETS	$1,038,975	$736,671

LIABILITIES
Accounts payable and accrued expenses	$38,033	$33,880
Accrued compensation	43,393	44,916
Deferred fees	34,076	38,488
Deferred taxes	425	562
Taxes payable	4,333	3,755
Dividends payable	20,328	18,179
Liabilities held for sale	14,110	—
Total current liabilities	154,698	139,780

Long-term debt	300,000	35,000
Deferred taxes	1,543	1,697
Taxes payable	8,200	6,776
Deferred rent and other non-current liabilities	30,877	21,834
TOTAL LIABILITIES	$495,318	$205,087
Commitments and contingencies (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 50,907,581 and 50,328,423 shares issued; 40,656,168 and 41,316,902 shares outstanding at May 31, 2016 and August 31, 2015, respectively	509	503
Additional paid-in capital	616,954	542,355
Treasury stock, at cost: 10,251,413 and 9,011,521 shares at May 31, 2016 and August 31, 2015, respectively	(1,181,695)	(988,873)
Retained earnings	1,159,579	1,021,651
Accumulated other comprehensive loss	(51,690)	(44,052)
TOTAL STOCKHOLDERS’ EQUITY	$543,657	$531,584

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,038,975	$736,671

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194,508	$178,867
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,222	24,229
Stock-based compensation expense	22,433	17,112
Deferred income taxes	3,015	3,041
Loss (gain) on sale of assets	2	(17)
Tax benefits from share-based payment arrangements	(13,327)	(23,926)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(11,316)	(1,159)
Accounts payable and accrued expenses	3,474	5,973
Accrued compensation	(1,809)	(5,496)
Deferred fees	3,696	5,951
Taxes payable, net of prepaid taxes	20,313	16,213
Prepaid expenses and other assets	1,250	78
Deferred rent and other non-current liabilities	10,812	1,873
Other working capital accounts, net	(169)	103
Net cash provided by operating activities	261,104	222,842

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(264,087)	(33,556)
Purchases of investments	(12,934)	(12,437)
Proceeds from sales of investments	12,423	7,535
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(34,671)	(15,391)
Net cash used in investing activities	(299,269)	(53,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(54,042)	(48,404)
Repurchase of common stock	(192,823)	(177,556)
Proceeds from debt	265,000	35,000
Debt issuance costs	(12)	(32)
Proceeds from employee stock plans	38,845	51,852
Tax benefits from share-based payment arrangements	13,327	23,926
Net cash provided by (used in) financing activities	70,295	(115,214)

Effect of exchange rate changes on cash and cash equivalents	(3,608)	(12,262)
Net increase in cash and cash equivalents	28,522	41,517
Cash and cash equivalents at beginning of period	158,914	116,378
Cash and cash equivalents at end of period	$187,436	$157,895

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2016

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications for the global investment community. FactSet delivers insight and information to investment professionals through its analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, FactSet supports the workflow of both the buy-side and sell-side. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers, and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless and off-platform solutions. The Company’s wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Recent additions to FactSet’s offering include a complete services solution focused on verifying, cleaning and loading portfolio data across asset classes, and an execution management system through its acquisition of Portware. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The accompanying financial data as of May 31, 2016 and for the three and nine months ended May 31, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2015 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the beginning of fiscal 2016, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first nine months of fiscal 2016 that had a material impact on the consolidated financial statements.

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates which provide clarified principles for recognizing revenue arising from contracts with clients and supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These accounting standard updates will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption in fiscal 2018 permitted and allow for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of these accounting standard updates on its consolidated financial statements and the method of adoption.

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

Share-Based Payments

In March 2016, the FASB issued an accounting standard update which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flow. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of May 31, 2016 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of May 31, 2016 or August 31, 2015.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2016 and August 31, 2015:

	Fair Value Measurements at May 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$83,989	$—	$—	$83,989
Certificates of deposit (2)	—	23,720	—	23,720
Derivative instruments (3)	—	330	—	330
Total assets measured at fair value	$83,989	$24,050	$—	$108,039

Liabilities
Derivative instruments (3)	$—	$532	$—	$532

Total liabilities measured at fair value	$—	$532	$—	$532

	Fair Value Measurements at August 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$89,443	$—	$—	$89,443
Certificates of deposit (2)	—	23,497	—	23,497
Derivative instruments (3)	—	1,035	—	1,035
Total assets measured at fair value	$89,443	$24,532	$—	$113,975

Liabilities
Derivative instruments (3)	$—	$1,602	$—	$1,602

Total liabilities measured at fair value	$—	$1,602	$—	$1,602

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three and nine months ended May 31, 2016, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of May 31, 2016 and August 31, 2015, the fair value of the Company’s long-term debt was $300.0 million and $35.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first nine months of fiscal 2016 and 2015, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of May 31, 2016, FactSet maintained the following foreign currency forward contracts to hedge its British Pound Sterling, Euro and Indian Rupee exposures:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Euro - foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the fourth quarter of fiscal 2016.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the fourth quarter of fiscal 2018.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in U.S. dollars)	May 31, 2016	August 31, 2015	May 31, 2016	August 31, 2015
British Pound Sterling	$41,071	$15,831	$(234)	$280
Euro	4,975	20,263	64	143
Indian Rupee	55,510	56,320	(32)	(990)
Total	$101,556	$92,414	$(202)	$(567)

As of May 31, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £28.3 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €4.5 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.0 billion.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	May 31, 2016	August 31, 2015
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$76	$1,035
	Other assets	$254	$—

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$488	$—
	Deferred rent and other non-current liabilities	$44	$1,602

All derivatives were designated as hedging instruments as of May 31, 2016 and August 31, 2015, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2016 and 2015:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2016	2015	(Effective Portion)	2016	2015
Foreign currency forward contracts	$3,900	$(1,903)	SG&A	$(12)	$(277)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2016 and 2015:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2016	2015	(Effective Portion)	2016	2015
Foreign currency forward contracts	$404	$(929)	SG&A	$40	$(468)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of May 31, 2016, FactSet estimates that approximately $0.4 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of May 31, 2016 and August 31, 2015, information related to these offsetting arrangements was as follows:

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
May 31, 2016	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,094	$(764)	$330
Fair value of liabilities	(1,296)	764	(532)
Total	$(202)	$—	$(202)

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
August 31, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,040	$(5)	$1,035
Fair value of liabilities	(1,607)	5	(1,602)
Total	$(567)	$—	$(567)

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and amounts reclassified out of AOCL into earnings during the three months ended May 31, 2016 and 2015 are as follows:

	May 31, 2016		May 31, 2015
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$8,883	$8,883	$(4,187)	$(4,187)
Realized loss on cash flow hedges reclassified to earnings (1)	12	7	277	174
Unrealized gain (loss) on cash flow hedges recognized in AOCL	3,900	2,457	(1,903)	(1,194)
Other comprehensive income (loss)	$12,795	$11,347	$(5,813)	$(5,207)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of other comprehensive loss and amounts reclassified out of AOCL into earnings during the nine months ended May 31, 2016 and 2015 are as follows:

	May 31, 2016		May 31, 2015
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(7,867)	$(7,867)	$(25,753)	$(25,753)
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(40)	(25)	468	294
Unrealized gain (loss) on cash flow hedges recognized in AOCL	404	254	(929)	(583)
Other comprehensive loss	$(7,503)	$(7,638)	$(26,214)	$(26,042)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	May 31, 2016	August 31, 2015
Accumulated unrealized losses on cash flow hedges, net of tax	$(129)	$(358)
Accumulated foreign currency translation adjustments	(51,561)	(43,694)
Total accumulated other comprehensive loss	$(51,690)	$(44,052)

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

The European segment is headquartered in London, England and maintains office locations in France, Germany, Ireland, Italy, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $460.4 million of goodwill reported by the Company at May 31, 2016, 80% was recorded in the U.S. segment, 19% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended May 31, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$193,166	$70,243	$24,092	$287,501
Segment operating profit	42,020	33,304	13,966	89,290
Total assets	696,832	264,910	77,233	1,038,975
Capital expenditures	6,060	913	1,260	8,233

For the three months ended May 31, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$172,070	$63,156	$19,296	$254,522
Segment operating profit	43,332	31,187	10,837	85,356
Total assets	433,177	232,171	62,728	728,076
Capital expenditures	2,977	142	508	3,627

For the nine months ended May 31, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$565,063	$206,198	$68,540	$839,801
Segment operating profit	127,479	95,536	38,927	261,942
Capital expenditures	29,133	2,181	3,357	34,671

For the nine months ended May 31, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$502,271	$186,320	$56,399	$744,990
Segment operating profit	130,271	85,675	30,319	246,265
Capital expenditures	13,808	350	1,233	15,391

8. BUSINESS COMBINATIONS

Portware LLC

On October 16, 2015, FactSet acquired Portware LLC (“Portware”) for a total purchase price of $264.8 million. At the time of acquisition, Portware employed 166 individuals in its New York, London, Hong Kong, and Hyderabad, India offices. Portware is a global provider of multi-asset trade automation solutions for mega and large asset managers. With the acquisition of Portware, FactSet now offers a platform that it expects will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. This factor contributed to a purchase price in excess of fair value of Portware’s net tangible and intangible assets, leading to the recognition of goodwill. Total transaction costs related to the acquisition were $0.7 million for the nine months ended May 31, 2016. These transaction expenses were recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statement of Income.

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of May 31, 2016 as it is subject to finalizing certain acquired assets and liabilities in addition to working capital adjustments. The preliminary purchase price was allocated to Portware’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and preliminary valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$9,656
Amortizable intangible assets
Software technology	43,000
Client relationships	27,000
Non-compete agreements	3,500
Trade name	2,000
Goodwill	188,417
Total assets acquired	$273,573
Liabilities assumed	8,812
Net assets acquired	$264,761

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

Goodwill totaling $188.4 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is included in the U.S. segment. Approximately 95% of the total goodwill generated from the Portware acquisition is deductible for income tax purposes. The results of operations of Portware have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on October 16, 2015. Pro forma information has not been presented because the effect of the Portware acquisition is not material to the Company’s consolidated financial results.

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

Goodwill totaling $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Code Red acquisition is included in the U.S. segment and is not deductible for income tax purposes. The results of operations of Code Red have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on February 6, 2015 and the results did not have a material impact on the third quarter of fiscal 2016. Pro forma information has not been presented because the effect of the Code Red acquisition was not material to the Company’s consolidated financial results.

9. ASSETS HELD FOR SALE

During the third quarter of fiscal 2016, the Company entered into a definitive stock purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell its market research business, consisting of Market Metrics LLC and Matrix-Data Limited (collectively the “disposal group”) and associated assets (the “Transaction”). The total purchase price was approximately $165.0 million less certain adjustments set forth in the Purchase Agreement with an additional earn-out of $10.0 million based upon the achievement of certain growth targets over the next two years by the market research business that has been sold. The Purchase Agreement and the Transaction contemplated thereby were approved by the Board of Directors of FactSet on May 19, 2016. The Transaction subsequently closed on July 1, 2016 as further described in Note 19, Subsequent Events.

As of May 31, 2016, the Company classified the disposal group’s assets and liabilities as held for sale in the Consolidated Balance Sheet. The Company assessed the Transaction and the disposal group and determined that the sale does not represent a strategic shift in its business nor will it have a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation. The results of the disposal group are reported within the U.S. segment (for Market Metrics LLC) and the European segment (for Matrix-Data Limited).

The following table summarizes the carrying value of the assets and liabilities held for sale as of May 31, 2016:

(in thousands)
Accounts receivable	$7,034
Prepaid expenses and other current assets	2,670
Property, equipment and leasehold improvements, net	224
Goodwill	32,406
Intangible assets, net	5,509
Deferred taxes	866
Other assets	231
Total assets held for sale	$48,940

Accounts payable and accrued expenses	792
Accrued compensation	289
Deferred fees	12,928
Deferred rent and other non-current liabilities	101
Total liabilities held for sale	$14,110

10. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2016 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2015	$211,869	$93,725	$2,693	$308,287
Goodwill acquired during the period	188,417	—	—	188,417
Foreign currency translations	—	(4,129)	249	(3,880)
Assets held for sale	(31,741)	(665)	—	(32,406)
Other adjustments	(25)	—	—	(25)
Balance at May 31, 2016	$368,520	$88,931	$2,942	$460,393

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2015, consistent with the timing of previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. Goodwill acquired during the first nine months of fiscal 2016 of $188.4 million represents the excess of the preliminary purchase price over the fair value of the net tangible and intangible assets from the Portware acquisition completed in October 2015.

11. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at May 31, 2016 was 11.4 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first nine months of fiscal 2016. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At May 31, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$36,218	$16,996	$19,222
Client relationships	45,532	15,791	29,741
Software technology	62,596	18,905	43,691
Non-compete agreements	4,344	969	3,375
Trade names	2,739	790	1,949
Total	$151,429	$53,451	$97,978

At August 31, 2015 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$39,911	$16,667	$23,244
Client relationships	27,873	18,241	9,632
Software technology	21,203	15,042	6,161
Non-compete agreements	1,058	637	421
Trade names	1,614	1,020	594
Total	$91,659	$51,607	$40,052

During the nine months ended May 31, 2016, $75.5 million of intangible assets were acquired with a weighted average useful life of 10.7 years.

Amortization expense recorded for intangible assets was $4.1 million and $2.3 million for the three months ended May 31, 2016 and 2015, respectively. Amortization expense recorded for intangible assets was $11.1 million and $6.4 million for the nine months ended May 31, 2016 and 2015, respectively. As of May 31, 2016, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2016 (remaining three months)	$3,699
2017	14,024
2018	13,264
2019	12,295
2020	12,327
Thereafter	42,369
Total	$97,978

12. COMMON STOCK AND EARNINGS PER SHARE

On May 6, 2016, FactSet’s Board of Directors approved a regular quarterly dividend of $0.50 per share, or $2.00 per share per annum. The cash dividend of $20.2 million was paid on June 21, 2016 to common stockholders of record at the close of business on May 31, 2016.

Shares of common stock outstanding were as follows:

	Nine Months ended May 31,
(in thousands)	2016	2015
Balance at September 1	41,317	41,793
Common stock issued for employee stock plans	579	951
Stock issued for acquisition of a business	—	20
Repurchase of common stock from employees(1)	(20)	(23)
Repurchase of common stock under the share repurchase program	(1,220)	(1,210)
Balance at May 31, 2016 and 2015, respectively	40,656	41,531

(1)

For the nine months ended May 31, 2016 and 2015, the Company repurchased 19,892 and 23,192 shares, or $3.3 million and $3.1 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2016
Basic EPS
Income available to common stockholders	$66,781	40,779	$1.64
Diluted EPS
Dilutive effect of stock options and restricted stock		410
Income available to common stockholders plus assumed conversions	$66,781	41,189	$1.62
For the three months ended May 31, 2015
Basic EPS
Income available to common stockholders	$61,409	41,628	$1.48
Diluted EPS
Dilutive effect of stock options and restricted stock		669
Income available to common stockholders plus assumed conversions	$61,409	42,297	$1.45
For the nine months ended May 31, 2016
Basic EPS
Income available to common stockholders	$194,508	41,094	$4.73
Diluted EPS
Dilutive effect of stock options and restricted stock		502
Income available to common stockholders plus assumed conversions	$194,508	41,596	$4.68
For the nine months ended May 31, 2015
Basic EPS
Income available to common stockholders	$178,867	41,648	$4.29
Diluted EPS
Dilutive effect of stock options and restricted stock		669
Income available to common stockholders plus assumed conversions	$178,867	42,317	$4.23

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2016 was 688,538 because their inclusion would have been anti-dilutive. No stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2015.

For the three and nine months ended May 31, 2016, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 937,089. For the three and nine months ended May 31, 2015, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 485,129. Performance-based stock options are omitted from the calculation of diluted earnings per share until the performance criteria are probable of being achieved. The criterion was not yet probable of being achieved as of May 31, 2016 and 2015 for these performance-based stock options.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

At May 31, 2016 and August 31, 2015, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At May 31, 2016 and August 31, 2015, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 50,907,581 and 50,328,423 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At May 31, 2016 and August 31, 2015, there were 10,251,413 and 9,011,521 shares of treasury stock (at cost) outstanding, respectively. As a result, 40,656,168 and 41,316,902 shares of FactSet common stock were outstanding at May 31, 2016 and August 31, 2015, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first nine months of fiscal 2016, the Company repurchased 1,220,000 shares for $189.5 million. On May 19, 2016, the Company’s Board of Directors approved a $165.0 million expansion of the existing share repurchase program. Including this expansion, $359.7 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2016, 51,762 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2016 (less 19,892 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 68,178 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2015 (less 23,192 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014

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

Stock Option Activity

During the first nine months of fiscal 2016, FactSet granted 1,152,179 stock options at a weighted average exercise price of $168.51 to existing employees of the Company. As of May 31, 2016, a total of 3,753,264 stock options were outstanding at a weighted average exercise price of $125.52. Unamortized stock-based compensation of $54.2 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.3 years.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2015	3,117	$100.71
Granted – non performance-based	514	$175.20
Granted – performance-based	530	$165.37
Exercised	(277)	$63.72
Forfeited	(8)	$108.32
Balance at November 30, 2015	3,876	$122.06
Granted – non performance-based	4	$150.81
Granted – non-employee Directors grant	23	$146.82
Exercised	(70)	$63.77
Forfeited	(45)	$127.82
Balance at February 29, 2016	3,788	$123.24
Granted – non performance-based	104	$152.10
Exercised	(127)	$78.63
Forfeited	(12)	$132.68
Balance at May 31, 2016	3,753	$125.52

The total number of in-the-money options exercisable as of May 31, 2016 was 1.1 million with a weighted average exercise price of $86.61. As of August 31, 2015, 1.4 million in-the-money outstanding options were exercisable with a weighted average exercise price of $78.70. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2016 and August 31, 2015 was $80.8 million and $107.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $159.07 on May 31, 2016 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2016 and 2015 was $9.3 million and $32.1 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2016 and 2015 was $43.0 million and $70.9 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. Through the third quarter of fiscal 2016, three of the growth targets as outlined within the terms of the grant were achieved. As such, 60%, or 144,942, of the options granted have vested. As of May 31, 2016, the fourth tranche is expected to vest on August 31, 2016 while the fifth tranche is expected to vest on August 31, 2017, resulting in unamortized stock-based compensation expense of $0.5 million to be recognized over the remaining vesting period of 1.2 years. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Fourth 20%	$(1,213)	$96
Fifth 20% (current expectation)	$—	$483

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2016.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet to be eligible to vest. Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a two year measurement period ending February 28, 2017 and the remaining 68,761 options are eligible to cliff vest based on a four year measurement period ending February 28, 2019. As of May 31, 2016, total unamortized stock-based compensation of $1.6 million will be recognized as expense over the remaining vesting period of 2.7 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(788)	$—
10%	$(591)	$403
40% (current expectation)	$—	$1,612
70%	$591	$2,821
100%	$1,182	$4,030

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2016.

October 2015 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet to be eligible to vest. As of May 31, 2016, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands) Vesting Percentage	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
50%	$1,531	$10,719
70%	$2,143	$15,007
100%	$3,062	$21,438

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2016.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first nine months of fiscal 2016, FactSet granted 93,375 restricted stock awards to employees of the Company at a weighted average grant date fair value of $159.42. These restricted stock awards vest over a weighted average period of 4.9 years from grant date.

As of May 31, 2016, a total of 341,333 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $28.4 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.4 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2015	313	$103.34
Granted	93	$159.46
Vested(1)	(37)	$84.38
Canceled/forfeited	(1)	$97.92
Balance at November 30, 2015	368	$119.44
Canceled/forfeited	(10)	$115.03
Balance at February 29, 2016	358	$119.55
Vested	(15)	$85.80
Canceled/forfeited	(2)	$121.43
Balance at May 31, 2016	341	$121.01

(1)

All of the 37,079 restricted stock awards that vested during the first quarter of fiscal 2016 related to awards granted on November 8, 2010. The remaining 40% of these restricted stock awards cliff vested after five years on November 8, 2015 and were amortized to expense over the vesting period using the straight-line attribution method.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2015	2,441	88
Granted – non performance-based options	(514)	—
Granted – performance-based options	(530)	—
Restricted stock awards granted(1)	(232)	—
Share-based awards canceled/forfeited(2)	11	—
Balance at November 30, 2015	1,176	88
Granted – non performance-based options	(4)	(22)
Share-based awards canceled/forfeited(2)	71	—
Balance at February 29, 2016	1,243	66
Granted – non performance-based options	(104)	—
Share-based awards canceled/forfeited(2)	16	—
Balance at May 31, 2016	1,155	66

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended May 31, 2016, employees purchased 17,538 shares at a weighted average price of $131.57 as compared to 13,877 shares at a weighted average price of $132.48 for the three months ended May 31, 2015. During the nine months ended May 31, 2016, employees purchased 53,711 shares at a weighted average price of $129.83 as compared to 47,085 shares at a weighted average price of $118.82 in the same period a year ago. At May 31, 2016, 427,905 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established it 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $7.1 million and $6.3 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2016 and 2015, respectively.

15. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $7.4 million and $22.4 million during the three and nine months ended May 31, 2016, respectively. Similarly, the Company recognized total stock-based compensation expense of $6.1 million and $17.1 million during the three and nine months ended May 31, 2015, respectively. As of May 31, 2016, $82.5 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.3 years. There was no stock-based compensation capitalized as of May 31, 2016 or August 31, 2015, respectively.

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

Q2 2016	4,073 non performance-based employee stock options were granted at an exercise price of $150.81 and an estimated fair value of $40.51 per share.
Q3 2016	103,903 non performance-based employee stock options were granted at an exercise price of $152.10 and an estimated fair value of $40.57 per share.
Q1 2015	462,913 non performance-based employee stock options were granted at a weighted average exercise price of $131.31 and a weighted average estimated fair value of $37.67 per share.
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

The weighted average estimated fair value of employee stock options granted during the three and nine months ended May 31, 2016 and 2015 was determined using the binomial model with the following weighted average assumptions:

Three months ended May 31,	2016			2015
Term structure of risk-free interest rate	0.40%	-	1.90%	0.01%	-	2.12%
Expected life (years)		7.5			8.2
Term structure of volatility	24%	-	30%	21%	-	31%
Dividend yield		1.33%			1.16%
Weighted average estimated fair value		$40.57			$44.95
Weighted average exercise price		$152.10			$159.14
Fair value as a percentage of exercise price		26.7%			28.2%

Nine months ended May 31,	2016			2015
Term structure of risk-free interest rate	0.07%	-	2.12%	0.01%	-	2.34%
Expected life (years)		7.7			8.2
Term structure of volatility	21%	-	30%	21%	-	31%
Dividend yield		1.09%			1.33%
Weighted average estimated fair value		$46.05			$39.59
Weighted average exercise price		$168.51			$137.52
Fair value as a percentage of exercise price		27.3%			28.8%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 66,031 remain available for future grant as of May 31, 2016. The expiration date of the Directors’ Plan is December 1, 2018.

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first nine months of fiscal 2016, there were 93,375 restricted stock awards granted with a weighted average grant date fair value of $159.42. During the first nine months of fiscal 2015, FactSet granted 49,158 restricted stock awards at a weighted average grant date fair value of $135.96.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended May 31, 2016, employees purchased 17,538 shares at a weighted average price of $131.57 as compared to 13,877 shares at a weighted average price of $132.48 for the three months ended May 31, 2015. During the nine months ended May 31, 2016, employees purchased 53,711 shares at a weighted average price of $129.83 as compared to 47,085 shares at a weighted average price of $118.82 for the nine months ended May 31, 2015. Stock-based compensation expense recorded for each of the three months ended May 31, 2016 and 2015, relating to the employee stock purchase plan (the “ESPP”) was $0.4 million. Stock-based compensation expense recorded for the nine months ended May 31, 2016 and 2015, relating to the ESPP was $1.4 million and $1.1 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the ESPP. The weighted average estimated fair value of ESPP grants during the three months ended May 31, 2016 and 2015 were $26.07 and $25.11 per share, respectively, with the following assumptions:

Three months ended May 31,	2016	2015
Risk-free interest rate	0.27%	0.02%
Expected life (months)	3	3
Expected volatility	11.53%	7.2%
Dividend yield	1.29%	1.13%

The weighted average estimated fair value of ESPP grants during the nine months ended May 31, 2016 and 2015 were $27.19 and $22.68 per share, respectively, with the following assumptions:

Nine months ended May 31,	2016	2015
Risk-free interest rate	0.20%	0.02%
Expected life (months)	3	3
Expected volatility	11.42%	8.0%
Dividend yield	1.15%	1.16%

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended May 31,		Nine months ended May 31,
(in thousands)	2016	2015	2016		2015
U.S. operations	$68,550	$72,816	$205,824		$203,655
Non-U.S. operations	20,307	13,022	55,353		44,055
Income before income taxes	$88,857	$85,838	$261,177		$247,710

U.S. operations	$18,131	$22,842	$55,907		$63,659
Non-U.S. operations	3,945	1,587	10,762		5,184
Total provision for income taxes	$22,076	$24,429	$66,669		$68,843
Effective tax rate	24.8%	28.5%	25.5%	(1)	27.8%	(2)

(1)

In December 2015, the Consolidated Appropriations Act, 2016 (the “2016 ACT”) was signed into law. The ACT reinstated and made permanent the U.S. Federal R&D tax credit (the “R&D tax credit”), which had previously expired on December 31, 2014. The reenactment of the R&D tax credit was retroactive to January 1, 2015 and by providing for a permanent R&D tax credit, the 2016 ACT eliminates the yearly uncertainty surrounding the extension of the credit. Prior to the reenactment of the R&D tax credit, FactSet had not been permitted to factor it into its effective tax rate as it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $7.3 million during the second quarter of fiscal 2016.

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

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	May 31, 2016	August 31, 2015
Current
Receivable reserve	$536	$541
Deferred rent	1,028	794
Other	957	770
Net current deferred tax assets	$2,521	$2,105

Non-current
Depreciation on property, equipment and leasehold improvements	$5,655	$10,880
Deferred rent	8,877	5,108
Stock-based compensation	19,885	17,562
Purchased intangible assets, including acquired technology	(22,048)	(17,533)
Other	1,888	4,582
Net non-current deferred tax assets	$14,257	$20,599
Total deferred tax assets	$16,778	$22,704

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	May 31, 2016	August 31, 2015
Current
Other	$425	$562
Net current deferred tax liabilities	$425	$562
Non-current
Purchased intangible assets, including acquired technology	$1,717	$1,886
Stock-based compensation	(60)	—
Other	(114)	(189)
Net non-current deferred tax liabilities	$1,543	$1,697
Total deferred tax liabilities	$1,968	$2,259

A provision has not been made for additional U.S. Federal taxes as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at May 31, 2016 and August 31, 2015. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of May 31, 2016, the Company had gross unrecognized tax benefits totaling $8.2 million, including $1.2 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that could have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2016:

(in thousands)
Unrecognized income tax benefits at August 31, 2015	$6,776
Additions based on tax positions related to the current year	1,334
Additions for tax positions of prior years	1,298
Statute of limitations lapse	(1,208)
Unrecognized income tax benefits at May 31, 2016	$8,200

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2016, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013	through	2016
State (various)	2010	through	2016
Europe
France	2013	through	2016
United Kingdom	2012	through	2016

17. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	May 31, 2016	August 31, 2015
2015 Revolving Credit Facility (maturity date of September 21, 2018)	$300,000	$35,000
Total Outstanding Debt	$300,000	$35,000

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

On September 21, 2015, the Company amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund FactSet’s acquisition of Portware which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of May 31, 2016) is September 21, 2018. There are no prepayment penalties if the Company elects to prepay the outstanding loan amounts prior to the scheduled maturity date. The Second Amendment also allows FactSet, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. The Second Amendment adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at May 31, 2016.   Interest on the Loan is payable quarterly in arrears and on the maturity date. During the three and nine months ended May 31, 2016, the Company paid approximately $0.9 million and $2.2 million in interest on its outstanding Loan amount, respectively. The Company paid interest of less than $0.1 million on its outstanding Loan amount for the nine months ended May 31, 2015. The principal balance is payable in full on the maturity date.

As of May 31, 2016, no commitment fee was owed by FactSet since it borrowed the full amount under the Credit Agreement. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of May 31, 2016.

18. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2016, the Company leases approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. In addition, FactSet leases office space for its U.S. reportable segment in New York, New York; Boston, Massachusetts; Chicago, Illinois; Los Angeles and San Francisco, California; Austin, Texas; Jackson, Wyoming; Atlanta, Georgia; Tuscaloosa, Alabama; Newark, Ridgewood and Piscataway, New Jersey; Manchester, New Hampshire; Reston, Virginia, Youngstown, Ohio, and Toronto, Canada. The Company’s European segment operates in leased office space in London, England; Paris and Avon, France; Amsterdam, the Netherlands; Frankfurt, Germany; Luxembourg; Dubai, United Arab Emirates; Milan, Italy; and Riga, Latvia. Office space in Tokyo, Japan; Hong Kong; Singapore; Mumbai, India; and Melbourne and Sydney, Australia are leased by FactSet for its Asia Pacific operating segment. The data content collection centers located in Hyderabad, India and Manila, the Philippines benefit all of the Companies operating segments. The leases expire on various dates through 2031. At May 31, 2016, FactSet leases approximately 1,044,000 square feet of office space, which the Company believes is adequate for its current needs and that additional space is available for lease to meet any future needs.

Total minimum rental payments associated with the leases are recorded as rent expense (a component of SG&A expenses) on a straight-line basis over the periods of the respective non-cancelable lease terms. Rent expense (including operating costs) for all operating leases amounted to $11.1 million and $9.6 million during the three months ended May 31, 2016 and 2015, respectively. Rent expense for all operating leases amounted to $32.0 million and $28.7 million during the nine months ended May 31, 2016 and 2015, respectively. At May 31, 2016 and August 31, 2015, deferred rent reported within the Consolidated Balance Sheets totaled $32.3 million and $20.9 million, of which $29.2 million and $18.4 million, respectively, was reported as a non-current liability within the line item Deferred rent and other non-current liabilities.

During the nine months ended May 31, 2016, FactSet entered into the following new lease agreements:

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

●

Los Angeles, California: A new lease agreement was entered into during April 2016 for 500 square feet of new office space in Los Angeles. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $0.1 million over the lease term through August 2018.

●

Manila, Philippines: A new lease agreement was entered into during April 2016 for 24,940 square feet of additional office space in Manila. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $2.4 million over the non-cancelable lease term through May 2021.

●

Hyderabad, India: A new lease agreement was entered into during April 2016 for 15,809 square feet of new office space in Hyderabad. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $0.8 million over the lease term through April 2021.

The Company’s lease commitments for office space provide for the following future minimum rental payments under non-cancelable operating leases with remaining terms in excess of one year as of May 31, 2016:

(In thousands) Years Ended August 31,	Minimum Lease Payments
2016 (remaining three months)	$6,602
2017	32,078
2018	30,969
2019	29,385
2020	23,423
Thereafter	159,501
Total	$281,958

Approximately $1.0 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2016. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2016, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2015, the Company had total purchase commitments of $65.2 million. There were no material changes in the Company’s purchase commitments during the first nine months of fiscal 2016.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at May 31, 2016, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At May 31, 2016, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2015. As of May 31, 2016 and August 31, 2015, the receivable reserve was $1.5 million and $1.6 million, respectively.

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

19. SUBSEQUENT EVENTS

Completion of the Sale of the Market Metrics Business

As previously announced, on May 21, 2016, FactSet entered into a Purchase Agreement with AI NewCo., a merger subsidiary of AI, pursuant to which the Company agreed to sell its market research business, consisting of Market Metrics LLC and Matrix-Data Limited, to AI. On July 1, 2016, the Company completed the Transaction and received $165.0 million in cash less estimated working capital and certain adjustments set forth in the Purchase Agreement, including a $9.7 million bonus adjustment amount. Upon the achievement of certain growth targets over the next two years by the market research business that has been sold, FactSet would be entitled to an additional earn-out of $10.0 million.

$120 Million Accelerated Share Repurchase Program

On July 1, 2016, FactSet entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“BofA”), to repurchase an aggregate of $120.0 million of FactSet’s common stock. The ASR Agreement was entered into pursuant to FactSet’s previously announced $165.0 million share repurchase program approved by the Company’s Board of Directors on May 19, 2016.

Under the terms of the ASR Agreement, FactSet made a $120.0 million prepayment to BofA on July 5, 2016 and received an initial delivery of 0.6 million shares of FactSet’s common stock on that same day. This is approximately 80% of the total number of shares of FactSet’s common stock expected to be repurchased under the ASR Agreement based on the closing price of the Company's common stock on July 1, 2016. The final number of shares to be repurchased will be based on the volume-weighted average stock price of the Company’s common stock during the term of the transaction, less a discount and subject to potential adjustments pursuant to the terms of the ASR Agreement. At settlement, under certain circumstances, BofA may be required to deliver additional shares of common stock to FactSet, or under certain circumstances, FactSet may be required to deliver shares of common stock or to make a cash payment, at its election, to BofA. The final settlement of the transaction under the ASR Agreement is scheduled to occur in the first quarter of fiscal 2017, but it may be terminated earlier under certain circumstances.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview
•	Key Metrics
•	Results of Operations
•	Liquidity
•	Capital Resources
•	Foreign Currency
•	Off-Balance Sheet Arrangements
•	Share Repurchase Program
•	Contractual Obligations
•	Dividends
•	Significant Accounting Policies and Critical Accounting Estimates
•	New Accounting Pronouncements
•	Market Trends
•	Forward-Looking Factors

Executive Overview

FactSet is a leading provider of integrated financial information and analytical applications to the global investment community. We deliver insight and information to investment professionals through our analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, we support the workflow of both the buy-side and sell-side. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless, and off-platform solutions. Our wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Recent additions to our offering include a complete services solution focused on verifying, cleaning and loading portfolio data across asset classes, and an execution management system through our acquisition of Portware. Our revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data and content, research management and trade execution. Investment management (buy-side) clients account for 83.6% of our annual subscription value and the remainder is derived from investment banking firms (sell-side) that perform mergers and acquisitions (“M&A”) advisory work, capital markets services and equity research.

Fiscal 2016 Third Quarter in Review

FactSet continued its record of producing solid results in the third quarter of fiscal 2016. We reported year over year revenue growth of 13.0% and an increase in diluted earnings per share (“EPS”) of 11.7%. In a challenging market environment, we saw strong growth from our Analytics, Content & Technology Solutions (“CTS”) and Portware businesses. Annual Subscription Value (“ASV”) as of May 31, 2016 totaled $1.156 billion while our organic ASV growth rate increased to 9.3%, compared to 8.9% a year ago. Overall, our buy-side business, which includes traditional asset management clients, hedge funds, wealth managers and Portware, accelerated to 9.6% growth, up over 100 basis points from the prior year period. Conversely, our sell-side, which includes M&A advisory, capital markets and equity research professionals, declined to 8.1% growth as market volatility postponed the buying decisions of our investment banking clients.

As a testament to our broadening suite of premium products and the strength of our business and service model, in May 2016, FactSet was awarded “Best Overall Provider,” "Best Research Provider" and "Best Data Analytics Provider" by Inside Market Data. FactSet was previously awarded Acquisition of the Year in 2014, Best Research Provider in 2014 and 2012, and Best Analytics Provider in 2008, 2009 and 2011.

At our core, FactSet is client-centric and well-situated to serve a broad range of our users’ needs through our ability to offer enterprise solutions across many workflows, backed with our industry-leading client service. As of May 31, 2016, our employee headcount was 8,100, up 16.5% from a year ago. Of our total employees, 2,358 were located in the U.S., 910 in Europe and 4,832 in the Asia Pacific region. Approximately 55% of our employees are involved with content collection, 23% work in product development, software and systems engineering, another 19% conduct sales and consulting services and the remaining 3% provide administrative support. We are proud that FactSet was recently recognized for the eighth time on Fortune’s 100 Best Companies to Work For® list and named one of the UK’s “Best Workplaces” by the Great Place to Work® Institute UK for the eighth consecutive year.

As previously announced in the third quarter, we made the decision to exit from our non-core market research business focused on advisor-sold investments and insurance businesses. As such, on May 21, 2016, we entered into a definitive stock purchase agreement (the “Purchase Agreement”) to sell Market Metrics and Matrix Solutions (the “Transaction”). The Transaction is consistent with our long-term strategic direction and demonstrates our commitment to deliver significant value to our shareholders. The Transaction closed on July 1, 2016, at which time we received $165.0 million in cash less estimated working capital and certain adjustments set forth in the Purchase Agreement, including a $9.7 million bonus adjustment amount. Upon the achievement of certain growth targets over the next two years by the market research business that has been sold, we would be entitled to an additional earn-out of $10.0 million.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended May 31,
(in millions, except client and user counts)	2016	2015	Change
Revenues	$287.5	$254.5	13.0%
Operating Income	$89.3	$85.4	4.6%
Net Income	$66.8	$61.4	8.8%
Diluted EPS	$1.62	$1.45	11.7%
Free Cash Flow(2)	$88.6	$98.5	(10.0)%

ASV	$1,156.3	$1,021.2	13.2%(1)
Clients	3,075	2,915	5.5%
Users	63,535	58,995	7.7%

(1)	ASV grew 9.3% organically year over year.

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

Annual Subscription Value Growth

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.156 billion at May 31, 2016, up 9.3% organically over the prior year and an increase of $16.3 million over the second quarter of fiscal 2016. Organic ASV excludes ASV from acquisitions completed within the past 12 months and the effects of foreign currency. Organic ASV continued to grow despite significant market volatility. We have achieved organic ASV growth of $95.2 million over the last 12 months.

Overall, ASV for our buy-side business accelerated to 9.6%, up over 100 basis points from the prior year period while our sell-side business declined to 8.1% growth. The decrease in the sell-side growth rate can be attributed to being more heavily leveraged to workstation and headcount trends. Also contributing to growth this quarter was our annual price increase for clients in the European and Asia Pacific regions. This increase contributed $4.2 million in ASV.

ASV from our U.S. operations was $775.6 million for the third quarter of 2016, up 9.0% organically from a year ago. International (non-U.S.) ASV totaled $380.7 million, up 10.1% organically from a year ago. ASV from our international operations represented 32.9% of our Company-wide total, its highest level in our history. Our European organic ASV achieved a growth rate of 7.8% over the last 12 months while Asia Pacific organic ASV grew by 17.9%. We saw solid growth in our core buy-side client base particularly in the Americas and Europe.

Client and User Additions

As of May 31, 2016, there were 63,535 professionals using FactSet, an increase of 35 users in the third quarter of fiscal 2016. We have increased users by 4,540, or 7.7%, from the third quarter of fiscal 2015. During the third quarter of fiscal 2016, we added 18 net new clients, increasing the number of clients by 5.5% over the prior year. Our total client count was 3,075 as of May 31, 2016. We continue to focus on expanding our current client base as it is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

Annual client retention as of May 31, 2016 was greater than 95% of ASV and 94% when expressed as a percentage of clients, consistent with the prior year third quarter. Our retention success, demonstrating a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. Over the past 12 months, we have added 160 net new clients. At May 31, 2016, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2015.

Returning Value to Stockholders

On May 6, 2016, our Board of Directors approved a 13.6% increase in the regular quarterly dividend beginning with the dividend payment in June 2016 which was $0.50 per share, or $2.00 per share per annum. Additionally, in the third quarter of 2016, we repurchased 505,000 shares for $76.3 million under the existing share repurchase program compared to 440,100 shares for $70.2 million in the same period a year ago. In May 2016, our Board of Directors approved a $165 million expansion of the existing share repurchase program. Including the expansion, $359.7 million remains available for future share repurchases. Combining our dividends and share repurchases, we returned $95.0 million to stockholders in the third quarter of fiscal 2016 and $343.7 million in the last 12 months.

Capital Expenditures

Capital expenditures were $8.2 million during the third quarter of fiscal 2016, compared to $3.6 million in the same period a year ago. Approximately $4.8 million, or 58%, of capital expenditures related to the build out of office space, including $1.4 million at our Chicago location and $1.1 million at our corporate headquarters in Norwalk. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2016 and 2015, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Revenues	$287,501	$254,522	13.0%	$839,801	$744,990	12.7%
Cost of services	$124,602	$100,686	23.8%	$363,249	$297,745	22.0%
Selling, general and administrative	$73,609	$68,480	7.5%	$214,610	$200,980	6.8%
Operating income	$89,290	$85,356	4.6%	$261,942	$246,265	6.4%
Net income	$66,781	$61,409	8.7%	$194,508	$178,867	8.7%
Diluted earnings per common share	$1.62	$1.45	11.7%	$4.68	$4.23	10.6%
Diluted weighted average common shares	41,189	42,297		41,596	42,317

Revenues

Revenues for the three months ended May 31, 2016 were $287.5 million, up 13.0% compared to the prior year. For the first nine months of fiscal 2016, revenues increased 12.7% to $839.8 million compared to the first nine months of fiscal 2015. The increase in revenue was driven by organic ASV growth of 9.3%, strong demand for our Analytics suite of products, robust growth in CTS business and ongoing growth from Portware.

Strong Demand for Analytics

We continue to see demand for our Multi-Asset Class (MAC) Analytics suite which includes solutions for Risk, Performance Attribution, Return Analytics, Publishing, Quant and Portfolio Services. These products are core to our buy-side clients and continue to drive the largest segment of our business. A key driver of this demand is the ongoing convergence towards multi-asset class investment strategies as clients pursue yield in a low rate environment. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Robust Growth in Content & Technology Solutions

Our CTS suite of products, which provides solutions for our clients outside our terminal business, was a significant growth driver during the third quarter of fiscal 2016. There is an increased awareness of our CTS capabilities and data solutions to power workflows for the front and middle office. We have seen success in licensing proprietary FactSet data as our global content sales team pursues expanding the distribution of our content. This type of data is licensed in feed form and includes Fundamentals, Estimates, Transcripts and Ownership, among other offerings. The CTS suite includes a growing number of standardized data feeds that complement and mirror the data in the FactSet workstation.

Ongoing Growth from Portware

Portware, acquired on October 16, 2015, has maintained its strong track record of growth. We acquired Portware to expand our presence strategically in large global asset managers by becoming part of their trading ecosystem. In the third quarter of fiscal 2016, Portware client volume increased as did new client and broker connections. The integration of the Portware group into our organization continues to go smoothly. We continue to execute on the healthy pipeline of business from the close of the acquisition and have taken advantage of cross-selling the Portware solution to FactSet’s client base.

Impact of Foreign Currency

In addition to the positive revenue drivers disclosed above, foreign currency movements increased revenues by $0.2 million, or 10 basis points, during the third quarter of fiscal 2016 compared to the year ago quarter. Foreign currency movements reduced our revenues by $0.6 million, or 10 basis points, during the first nine months of fiscal 2016 compared to the same period a year ago. Excluding incremental revenues from acquisitions completed within the last twelve months and the effects of foreign currency, our organic revenue growth rate for the quarter was 9.0%.

Revenues by Geographic Region

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2016	2015	Change	2016	2015	Change
U.S.	$193,166	$172,070	12.3%	$565,063	$502,271	12.5%
% of revenues	67.2%	67.6%		67.3%	67.4%
Europe	$70,243	$63,156	11.2%	$206,198	$186,320	10.7%
Asia Pacific	24,092	19,296	24.9%	68,540	56,399	21.5%
International	$94,335	$82,452	14.4%	$274,738	$242,719	13.2%
% of revenues	32.8%	32.4%		32.7%	32.6%
Consolidated	$287,501	$254,522	13.0%	$839,801	$744,990	12.7%

Three months ended May 31, 2016 compared to three months ended May 31, 2015

Revenues from our U.S. segment increased 12.3% to $193.2 million during the three months ended May 31, 2016 compared to the same period a year ago. Our fiscal 2016 third quarter U.S. revenue growth rate of 12.3% reflects a strong performance in our Analytics suite of products, robust growth in our CTS business, revenue from Portware and solid advancement in our buy-side client base. Excluding revenue attained from recent acquisitions, organic revenues in the U.S. were up 8.5% compared to the year ago third quarter. Revenues from our U.S. operations accounted for 67.2% of our consolidated revenues during the third quarter of fiscal 2016, a decrease from the prior year as U.S. sales growth was outpaced by international growth.

European revenues grew 11.2%, attributable to continued growth in ASV, revenue from Portware and our annual price increase for European clients. Foreign currency exchange rate fluctuations reduced our European growth rate by 30 basis points. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, European revenues grew 8.1% year over year.

Asia Pacific revenue growth of 24.9% was primarily due to increased subscriptions to our Analytics suite of products, revenue from Portware and our annual price increase for Asia Pacific clients. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, Asia Pacific revenues grew 16.8% year over year.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

Revenues from our U.S. segment increased 12.5% to $565.1 million during the nine months ended May 31, 2016 compared to the same period a year ago. The U.S. revenue growth rate of 12.5% in the first nine months of fiscal 2016 reflects a strong performance in our Analytics suite of products, robust growth in CTS, revenue from Portware and continued client and user additions within the U.S. Revenues from our U.S. operations accounted for 67.3% of our consolidated revenues during the first nine months of fiscal 2016, down slightly from the prior year.

European revenues grew 10.7%, attributable to increases in client and user counts, continued growth in ASV from European buy-side clients and revenue from Portware, partially offset by the negative effects of foreign currency. Foreign currency exchange rate fluctuations reduced our European growth rate by 30 basis points. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, European revenues grew 8.2% year over year.

Asia Pacific revenue growth of 21.5% was primarily due to net new user and client growth, increased subscriptions to our Analytics suite of products, our proficiency in selling additional services to existing clients and revenue from Portware, partially offset by negative effects of foreign due to the change in the value of the Japanese Yen compared to the U.S. dollar. Excluding acquired revenue from Portware and the impact of foreign currency fluctuations, Asia Pacific revenues grew 16.4% year over year.

Operating Expenses

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Cost of services	$124,602	$100,686	23.8%	$363,249	$297,745	22.0%
SG&A	73,609	68,480	7.5%	214,610	200,980	6.8%
Total operating expenses	$198,211	$169,166	17.2%	$577,859	$498,725	15.9%

Operating Income	$89,290	$85,356	4.6%	$261,942	$246,265	6.4%
Operating Margin	31.1%	33.5%		31.2%	33.1%

Cost of Services

Three months ended May 31, 2016 compared to three months ended May 31, 2015

For the three months ended May 31, 2016, cost of services increased 23.8% to $124.6 million compared to $100.7 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 43.3% during the third quarter of fiscal 2016, an increase of 370 basis points over the prior year period due to higher employee compensation, including stock-based compensation, amortization of intangible assets and computer-related expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 270 basis points in the third quarter of fiscal 2016 compared to the same period a year ago. This increase was primarily due to new employees hired in the past year. Over the last 12 months, we have added 678 net new employees involved with content collection and 234 net new engineering and product development employees, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. The increase in employee headcount includes 123 employees added from the Portware acquisition in cost of sales related roles. Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 50 basis points in the third quarter of fiscal 2016 compared to the same period a year ago primarily due to the addition of $75.5 million of intangible assets related to the acquisition of Portware. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 50 basis points when expressed as a percentage of revenues, as we require additional computer hardware and peripherals for new employees, upgrades to existing computer systems and the development of new internal systems to support our growing infrastructure.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

For the nine months ended May 31, 2016, cost of services increased 22.0% to $363.2 million compared to $297.7 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 43.3% during the first nine months of fiscal 2016, an increase of 330 basis points over the prior year period due to higher employee compensation, including stock-based compensation, amortization of intangible assets and computer-related expenses.

Selling, General and Administrative

Three months ended May 31, 2016 compared to three months ended May 31, 2015

For the three months ended May 31, 2016, SG&A expenses increased to $5.1 million, up 7.5%, from $68.5 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 26.9% to 25.6% during the third quarter of fiscal 2016 compared to the prior year period. This decrease was primarily due to lower compensation expense attributable to employees performing SG&A related roles, partially offset by higher professional expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 160 basis points from a year ago due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Of our total employee headcount increase in the last 12 months, only 19% were in SG&A related roles, including 43 employees from the Portware acquisition. As such, employee compensation classified as SG&A expense declined compared to the growth in cost of services. Professional fees, expressed as a percentage of revenues, increased 50 basis points year over year primarily due to $1.4 million of professional fees primarily related to the sale of Market Metrics.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

For the nine months ended May 31, 2016, SG&A expenses increased to $13.6 million, up 6.8% from $201.0 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 27.0% to 25.5% during the first half of fiscal 2016 compared to the prior year period. This decrease was primarily due to lower compensation expense from employees performing SG&A related roles and lower occupancy costs, which include rent and depreciation of furniture and fixtures, partially offset by higher professional expenses. Professional fees for the nine months ended May 31, 2016 included the $1.4 million primarily related to the sale of Market Metrics and $0.7 million related to the Portware acquisition in October 2015.

Operating Income and Operating Margin

Three months ended May 31, 2016 compared to three months ended May 31, 2015

Operating income increased 4.6% to $89.3 million for the three months ended May 31, 2016 compared to the prior year period. Our operating margin during the third quarter of fiscal 2016 was 31.1%, down from 33.5% a year ago. The lower operating margin was primarily due to Portware’s operations, which reduced our operating margin by 130 basis points in the current period. Additionally, the incremental $1.4 million of professional fees reduced the margin by 40 basis points. Offsetting these decreases was organic revenue growth of 9.0% and foreign currency benefits totaling $1.9 million.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

Operating income increased 6.4% to $261.9 million for the nine months ended May 31, 2016 compared to the prior year period. Our operating margin during the first nine months of fiscal 2016 was 31.2%, down from 33.1% a year ago. The lower operating margin was primarily due to Portware’s operations, which reduced our operating margin by 120 basis points in the current period. Additionally the incremental $2.1 million of professional fees further reduced the margin by 20 basis points. Offsetting these drivers was organic revenue growth of 9.6% and foreign currency benefits totaling $8.8 million.

Operating Income by Segment

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2016	2015	Change	2016	2015	Change
U.S.	$42,020	$43,332	(3.0)%	$127,479	$130,271	(2.1)%
Europe	33,304	31,187	6.8%	95,536	85,675	11.5%
Asia Pacific	13,966	10,837	28.9%	38,927	30,319	28.4%
Consolidated	$89,290	$85,356	4.6%	$261,942	$246,265	6.4%

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

Three months ended May 31, 2016 compared to three months ended May 31, 2015

U.S. operating income decreased 3.0% to $42.0 million during the three months ended May 31, 2016 compared to $43.3 million in the same period a year ago. The decrease in U.S. operating income is primarily due to an increase in employee compensation expense, partially offset by revenue growth of 12.3%. U.S. employee headcount grew 11.0% year over year. U.S. revenue growth was driven by U.S. organic ASV growth of 9.0%, solid advancement in our core buy-side client base and revenue from Portware.

European operating income increased 6.8% to $33.3 million during the three months ended May 31, 2016 compared to $31.2 million in the same period a year ago. The increase in European operating income was due to revenue growth of 11.2% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased European operating income by $0.3 million year over year. Employee compensation increased in Europe primarily due to a 14.6% increase in the European employee headcount year over year.

Asia Pacific operating income increased 28.9%% to $14.0 million during the three months ended May 31, 2016 compared to $10.8 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 24.9% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $1.6 million year over year. Employee compensation increased due to a 19.8% increase in Asia Pacific employee headcount year over year.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

U.S. operating income decreased 2.1% to $127.5 million during the nine months ended May 31, 2016 compared to $130.3 million in the same period a year ago. The decrease in U.S. operating income is attributed to increases in employee compensation and higher professional expenses partially offset by revenue growth of 12.5%. Employee compensation increased primarily due to an 11.0% increase in the U.S. employee headcount year over year while professional fees rose due to $2.1 million of costs incurred related to the sale of Market Metrics and the acquisition of Portware.

European operating income increased 11.5% to $95.5 million during the nine months ended May 31, 2016 compared to $85.7 million in the same period a year ago. The increase in European operating income was due to revenue growth of 10.7% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased European operating income by $3.7 million year over year. Employee compensation increased in Europe primarily due to a 14.6% increase in the European employee headcount year over year.

Asia Pacific operating income increased 28.4% to $38.9 million during the nine months ended May 31, 2016 compared to $30.3 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 21.5% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $4.9 million year over year. Employee compensation increased due to a 19.8% increase in the Asia Pacific employee headcount year over year.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2016	2015	Change	2016	2015	Change
Provision for income taxes	$22,076	$24,429	(9.6)%	$66,669	$68,843	(3.2)%
Net income	$66,781	$61,409	8.7%	$194,508	$178,867	8.7%
Diluted earnings per share	$1.62	$1.45	11.7%	$4.68	$4.23	10.6%

Income Taxes

Three months ended May 31, 2016 compared to three months ended May 31, 2015

For the three months ended May 31, 2016, the provision for income taxes was $22.1 million, down 9.6% from the same period a year ago. This was primarily due to income tax benefits of $3.2 million in the third quarter of fiscal 2016 compared to income tax benefits of $1.4 million in the same period a year ago. The income tax benefits related to finalizing prior years’ tax returns and other discrete items.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

For the nine months ended May 31, 2016, the provision for income taxes was $66.7 million, down 3.2% from the same period a year ago, primarily due to the US. Federal R&D tax credit being reenacted in December 2015 and income tax benefits related to finalizing prior years’ tax returns and other discrete items. Overall, we recognized income tax benefits of $10.5 million in fiscal 2016 compared to $6.5 million in the same period in fiscal 2015. Offsetting the increase in tax benefits was an increase in taxable income of $13.5 million year over year.

Net Income and Diluted Earnings per Share

Three months ended May 31, 2016 compared to three months ended May 31, 2015

Net income increased 8.7% to $66.8 million and diluted earnings per share increased 11.7% to $1.62 for the three months ended May 31, 2016 compared to the three months ended May 31, 2015. Drivers of net income and earnings per share during the third quarter of fiscal 2016 included revenue growth of 13.0%, a decrease in diluted shares outstanding and tax benefits of $3.2 million related to finalizing prior years’ tax returns and other discrete items. These increases were partially offset by incremental employee compensation expense due to the hiring of 1,149 net new employees (including 166 employees from acquisitions completed in the last 12 months), higher intangible asset amortization expense and the negative effects of foreign currency movements. The third quarter of fiscal 2016 net income was also reduced by the after-tax charges of $1.0 million from professional fees related to the sale of Market Metrics. During the third quarter of fiscal 2016, foreign currency movements increased operating income by $1.9 million compared to a benefit of $4.3 million in the year ago quarter.

Nine months ended May 31, 2016 compared to nine months ended May 31, 2015

Net income increased 8.7% to $194.5 million and diluted earnings per share increased 10.6% to $4.68 for the nine months ended May 31, 2016 compared to the nine months ended May 31, 2015. Drivers of net income and earnings per share during the first nine months of fiscal 2016 included organic ASV growth of 9.3% and tax benefits of $10.5 million related to the permanent reenactment of the U.S. Federal R&D tax credit and finalizing prior years’ tax returns and other discrete items. These increases were partially offset by incremental employee compensation expense due to the hiring of 1,149 net new employees (including 166 employees from acquisitions completed in the last 12 months), an increase in professional fees and higher intangible asset amortization expense. During the first nine months of fiscal 2016, foreign currency movements increased operating income by $8.8 million compared to a benefit of $7.2 million in the same period of fiscal 2015.

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

Adjusted net income for the three months ended May 31, 2016 was $67.5 million, an increase of 9.7% from the prior year period. As presented in the table below, adjusted net income for the quarter ended May 31, 2016 excludes the after-tax charge of $2.9 million from deal-related amortization, the after-tax charge of $1.0 million from professional fees related to the sale of our Market Metrics business and $3.2 million in income tax benefits from finalizing prior years’ tax returns and other discrete items. Adjusted net income for the three months ended May 31, 2015 excludes the after-tax charge of $1.6 million from deal-related amortization and $1.4 million in income tax benefits.

Fiscal 2016 third quarter adjusted diluted EPS of $1.64 excludes the net effect of the $0.08 benefit from finalizing prior years’ tax returns and other discrete items, a $0.07 detriment from deal-related amortization and a $0.02 detriment from the professional fees. Fiscal 2015 third quarter adjusted diluted EPS of $1.46 excludes the net effect of the $0.03 benefit from finalizing prior years’ tax returns and other discrete items and a $0.04 detriment from deal-related amortization.

	Three months ended May 31,
(in thousands, except per share data)	2016	2015	Change
GAAP Net income	$66,781	$61,409	8.7%
Deal-related amortization	2,925	1,597
Incremental professional fees	998	—
Income tax benefits	(3,159)	(1,408)
Adjusted Net income (non-GAAP)	$67,545	$61,598	9.7%

Adjusted Diluted earnings per common share (non-GAAP)	$1.64	$1.46	12.3%
Weighted average common shares (Diluted)	41,189	42,297

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Nine months ended May 31,
(in thousands)	2016	2015
Net cash provided by operating activities	$261,104	$222,842
Capital expenditures (1)	(34,671)	(15,391)
Free cash flow (2)	$226,433	$207,451

Net cash used in investing activities	$(299,269)	$(53,849)
Net cash provided by (used in) financing activities	$70,295	$(115,214)

Cash and cash equivalents at end of period	$187,436	$157,895

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $187.4 million, or 18.0% of our total assets at May 31, 2016, compared with $158.9 million, or 21.6% of our total assets at August 31, 2015. Our cash and cash equivalents increased $28.5 million during the first nine months of fiscal 2016 due to cash provided by operations of $261.1 million, $265.0 million in proceeds from long-term debt, $38.8 million in proceeds from the exercise of employee stock options and $13.3 million in tax benefits from share-based payment arrangements. These cash inflows were partially offset by $264.1 million in cash paid to acquire Portware (net of cash acquired), $189.5 million in share repurchases under the existing share repurchase program, dividend payments of $54.0 million, capital expenditures of $34.7 million and $3.6 million from the effects of foreign currency fluctuation.

Free cash flow generated in the nine months ended May 31, 2016 was $226.4 million, up 9.1% compared to a year ago. The free cash flow was attributable to $194.5 million of net income, $26.3 million of positive working capital changes and adjusted for $40.3 million of non-cash items, less $34.7 million in capital expenditures. The year over year free cash flow increase was driven by higher net income of $15.6 million and a positive working capital increase of $2.7 million. Our days sales outstanding (“DSO”) was 35 days as of May 31, 2016, representing an increase from 33 days at August 31, 2015. DSO was 33 days at May 31, 2015.

Free cash flow generated over the last twelve months was $299.7 million and exceeded net income by 16.8%. Included in the twelve month calculation of free cash flow was $344.7 million of net cash provided by operations less $45.0 million of capital expenditures. Free cash flow generated in the last twelve months was up 9.9% from the comparable year ago period due to higher levels of net income, and the timing of payables and accrued compensation, offset by incremental capital expenditures.

Net cash used in investing activities was $299.3 million in the first nine months of fiscal 2016, representing a $245.4 million increase from the same period a year ago. This was primarily due to our acquisition of Portware in the first quarter of fiscal 2016 which resulted in a net cash outflow of $264.1 million compared to a net cash outflow of $30.1 million for the acquisition of Code Red in the second quarter of fiscal 2015. Additionally, cash used in investing activities increased year over year due to an increase in capital expenditures primarily due to the fit-out of new space in New York, Chicago and at our corporate headquarters in Norwalk. These cash outflows were partially offset by an increase in proceeds from the sales of investments (net of purchases) of $4.4 million year over year.

During the first nine months of fiscal 2016, net cash provided by financing activities was $70.3 million, compared to cash used in financing activities of $115.2 million in the first nine months of fiscal 2015. The year over year fluctuation was primarily due to proceeds from long-term debt of $265.0 million and an increase in share repurchases of $15.3 million, partially offset by lower proceeds and tax benefits from stock options exercised of $23.6 million. The proceeds from long-term debt related to additional borrowings under the Second Amendment (defined in Capital Needs) to our credit agreement dated February 6, 2015 (the “Credit Agreement”) to fund our acquisition of Portware on October 16, 2015.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of May 31, 2016, our total cash and cash equivalents worldwide was $187.4 million with $300.0 million in outstanding borrowings. Approximately $25.5 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $128.0 million in Europe (predominantly within the UK and France) and the remaining $33.9 million is held in the Asia Pacific region. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $8.2 million for the quarter ended May 31, 2016, up from $3.6 million in the same period a year ago. Approximately $4.8 million, or 58%, of capital expenditures related to the build out of office space including $1.4 million at our Chicago location and $1.1 million at our corporate headquarters in Norwalk. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for employees.

Capital expenditures were $34.7 million during the first nine months of fiscal 2016, up from $15.4 million in the same period a year ago. Approximately $21.4 million, or 62%, of capital expenditures related to the build out of office space including $14.3 million at our New York location, $1.5 million at our Chicago location and $1.3 million at our corporate headquarters in Norwalk. The remaining 38% of our capital expenditures was for purchases of computer equipment, including new servers for our existing data centers and purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment.

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

For purposes of funding our acquisition of Code Red on February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. On September 21, 2015, we amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund our acquisition of Portware, which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which total $300.0 million as of May 31, 2016) is September 21, 2018. The Second Amendment also allows us, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million.

The $300.0 million borrowed under the Credit Agreement bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as Long-term debt within the Consolidated Balance Sheet at May 31, 2016. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the three and nine months ended May 31, 2016, we paid approximately $0.9 million and $2.2 million, respectively, in interest on our outstanding Loan amount. We paid interest of less than $0.1 million on our outstanding Loan amount for the nine months ended May 31, 2015. The principal balance is payable in full on the maturity date.

As of May 31, 2016, we owed no commitment fees since we borrowed the full amount of the Credit Agreement. Other fees incurred, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized to interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires us to maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA, below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the Credit Agreement as of May 31, 2016.

As of May 31, 2016, the fair value of our long-term debt was $300.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.0 million of standby letters of credit have been issued in connection with our current leased office space as of May 31, 2016. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2016 and August 31, 2015, we were in compliance with all covenants contained in the standby letters of credit.

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

As of May 31, 2016, our annualized non-U.S. dollar denominated revenues are estimated to be $21.7 million while our non-U.S. dollar denominated expenses are estimated to be $207.4 million, which translates into a net foreign currency exposure of $185.7 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 71% of our employees were located as of May 31, 2016. Our operating income was $1.9 million higher during the third quarter of fiscal 2016 compared to $4.3 million a year ago. During the first nine months of fiscal 2016, foreign currency movements increased operating income by $8.8 million, compared to $11.2 million a year ago.

Foreign Currency Hedges

As of May 31, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

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

As of May 31, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £28.3 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €4.5 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.0 billion.

There were no other outstanding foreign currency forward contracts as of May 31, 2016. A loss on derivatives of less than $0.1 million was recorded into operating income during the third quarter of fiscal 2016, compared to a loss of $0.3 million in the year ago third quarter. During the first nine months of fiscal 2016, a gain on derivatives of less than $0.1 million was recorded into operating income, compared to a loss of $0.5 million a year ago.

Off-Balance Sheet Arrangements

At May 31, 2016 and August 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

On May 19, 2016, our Board of Directors approved a $165.0 million expansion of the existing share repurchase program. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid from existing and future cash generated by operations. During the first nine months of fiscal 2016, we repurchased 1,220,000 shares for $189.5 million under the existing share repurchase program compared to 1,209,954 shares for $174.3 million a year ago. Including the expansion, $359.7 million remains authorized for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2015, we had total purchase commitments of $65.2 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2016.

At May 31, 2016, FactSet leased approximately 1,044,000 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. During the nine months ended May 31, 2016, we entered into the following new lease agreements:

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

●

Los Angeles, California: A new lease agreement was entered into during April 2016 for 500 square feet of new office space in Los Angeles. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $0.1 million over the lease term through August 2018.

●

Manila, Philippines: A new lease agreement was entered into during April 2016 for 24,940 square feet of additional office space in Manila. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $2.4 million over the non-cancelable lease term through May 2021.

●

Hyderabad, India: A new lease agreement was entered into during April 2016 for 15,809 square feet of new office space in Hyderabad. At the time of signing, the new lease agreement resulted in incremental future minimum rental payments of $0.8 million over the lease term through April 2021.

As disclosed earlier in the Capital Needs section of this MD&A, we borrowed $35.0 million in the form of a Eurodollar rate loan to fund the acquisition of Code Red in February 2015 and $265.0 million in the form of a Eurodollar rate loan to fund the acquisition of Portware in October 2015. The maturity date on all outstanding loan amounts is September 21, 2018 and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as Long-term debt within our Consolidated Balance Sheet at May 31, 2016.

With the exception of the new leases entered into in the ordinary course of business and the $265.0 million borrowing to fund the Portware acquisition, there were no other significant changes to our contractual obligations during the first nine months of fiscal 2016.

Subsequent to May 31, 2016, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with Bank of America, N.A. (“BofA”), to repurchase an aggregate of $120.0 million of our common stock. The ASR Agreement was entered into pursuant to the $165.0 million share repurchase program approved by our Board of Directors on May 19, 2016. Under the terms of the ASR Agreement, we made a $120.0 million prepayment to BofA on July 5, 2016 and received an initial delivery of 0.6 million shares of our common stock on that same day. The final number of shares to be repurchased will be based on the volume-weighted average stock price of our common stock during the term of the transaction, less a discount and subject to potential adjustments pursuant to the terms of the ASR Agreement. The final settlement of the transaction under the ASR Agreement is scheduled to occur in the first quarter of fiscal 2017, but it may be terminated earlier under certain circumstances.

Dividends

On May 6, 2016, our Board of Directors approved a 13.6% increase in the regular quarterly dividend beginning with the dividend payment in June 2016 which was $0.50 per share, or $2.00 per share per annum. The cash dividend of $20.2 million was paid on June 21, 2016, to common stockholders of record on May 31, 2016. With our dividends and our share repurchases, in the aggregate, we have returned $343.7 million to shareholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2015. There were no significant changes in our accounting policies or critical accounting estimates during the first nine months of fiscal 2016.

New Accounting Pronouncements

See Note 3, Recent Accounting Pronouncements, in the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption, which we include herein by reference.

Market Trends

In the ordinary course of business, we are exposed to financial risks involving the volatility of equity markets as well as foreign currency and interest rate fluctuations.

Approximately 83.6% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment management clients. Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 16.4% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

Due to the global nature of our operations, we conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. To the extent that our international activities increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage this exposure, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. Credit risk is managed through the continuous monitoring of exposure to the counterparties associated with these instruments. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. We currently hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017, thus reducing our currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we will continue to partner with our clients to help them navigate the fluctuating international markets. Our products, including our datasets such as GeoRev, allow our clients to understand geographic exposure and assess the risks of operating on a global scale so they may make informed business decisions.

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

Business Outlook

The following forward-looking statements reflect our expectations as of July 5, 2016. Given the risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2016 Expectations (includes the results of the Market Metrics business through July 1, 2016):

-	Revenues are expected to range between $286 million and $292 million.

-	GAAP operating margin is expected to range between 31.0% and 32.0%. Adjusted operating margin is expected to range between 32.5% and 33.5%.

-	The annual effective tax rate is expected to range between 28.0% and 29.0%.

-	GAAP diluted EPS should range between $1.61 and $1.65. Adjusted EPS is expected to range between $1.68 and $1.72. The midpoint of the adjusted EPS range represents 12.6% growth over the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $21.7 million while our non-U.S. dollar denominated expenses are $207.4 million, which translates into a net foreign currency exposure of $185.7 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of May 31, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

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

As of May 31, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £28.3 million. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was €4.5 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.0 billion

There were no other outstanding foreign currency forward contracts as of May 31, 2016. A loss on derivatives of less than $0.1 million was recorded into operating income during the third quarter of fiscal 2016, compared to a loss of $0.3 million in the year ago third quarter. During the first nine months of fiscal 2016, a gain on derivatives of less than $0.1 million was recorded into operating income, compared to a loss of $0.5 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2016. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $9.9 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2016, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2016, would result in a decrease in operating income by $15.6 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2016 would increase the fair value of total assets by $32.0 million and equity by $29.2 million.

On June 23, 2016, the UK held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. We hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017, thus reducing our currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at May 31, 2016 was $211.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of May 31, 2016, the fair value of our long-term debt was $300.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to 0.75% plus the Eurodollar rate, which is equal to one-month LIBOR. During the three and nine months ended May 31, 2016, we recorded interest expense of $0.9 million and $2.2 million, respectively, on the outstanding Loan amount. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.8 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 18, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2016 to the risk factors identified in the Company’s fiscal 2015 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)

March 2016	165,000	$150.21	165,000	$246,159
April 2016	235,000	$151.45	235,000	$210,568
May 2016*	105,000	$150.98	105,000	$359,715
Total	505,000		505,000

*On May 19, 2016, FactSet’s Board of Directors approved a $165.0 million expansion to the existing share repurchase program. Including the approved $165.0 million expansion to the program, $359.7 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXHIBIT NUMBER	DESCRIPTION

2.1

Stock Purchase Agreement, dated as of May 21, 2016, by and among FactSet Research Systems Inc., FactSet UK Limited, AI NewCo., and Asset International Inc. (incorporated by reference as Exhibit 2.1 of Form 8-K filed on May 23, 2016)

10.1	Confirmation, dated July 1, 2016, between FactSet Research Systems Inc. and Bank of America, N.A. (incorporated by reference as Exhibit 10.1 of Form 8-K filed on July 5, 2016)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 11, 2016	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

2.1

Stock Purchase Agreement, dated as of May 21, 2016, by and among FactSet Research Systems Inc., FactSet UK Limited, AI NewCo., and Asset International Inc. (incorporated by reference as Exhibit 2.1 of Form 8-K filed on May 23, 2016)

10.1	Confirmation, dated July 1, 2016, between FactSet Research Systems Inc. and Bank of America, N.A. (incorporated by reference as Exhibit 10.1 of Form 8-K filed on July 5, 2016)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document