Form 10-K
period 2016-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2016-10-31
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $6,049,252,249.

The number of shares outstanding of the registrant’s common stock, as of October 25, 2016, was 39,935,323.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 31, 2016, for the 2016 Annual Meeting of Stockholders to be held on December 20, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2016

Part I

Item 1. Business

Business Overview

FactSet provides integrated financial information and big data analytical applications for the global investment community. The Company delivers insight and information to investment professionals through its analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, FactSet supports the workflow of both buy-side and sell-side clients. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers, and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless and off-platform solutions. The Company’s wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Recent additions to FactSet’s offering include a complete services solution focused on verifying, cleaning and loading portfolio data across asset classes, and an execution management system through its acquisition of Portware. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

Corporate History

FactSet Research Systems Inc. (the “Company” or “FactSet”) was founded in 1978 and has been publicly held since 1996. The Company is dual listed on the New York Stock Exchange (“NYSE”) and the NASDAQ Stock Market (“NASDAQ”) under the symbol “FDS.” Fiscal 2016 marked the Company’s 38th year of operation, its 36th consecutive year of revenue growth and its 20th consecutive year of earnings growth as a public company.

In fiscal 2016, FactSet earned recognition as the “Best Overall Provider” of market data, research and analytics from Inside Market Data (“IMD”). It was named “Best Data Analytics Provider” in the annual rankings announced by Waters Technology. FactSet was also honored with the “Best Research and Analytics Tool” award at the annual Systems in the City Awards presented in London by Goodacre UK.

The awards added to a long list of achievements for FactSet in fiscal 2016, including “Best Research Provider” and “Best Analytics Provider” by IMD in May 2016 and earning a spot for the eighth time as one of Fortune’s “100 Best Companies to Work For”.

In October 2015, FactSet completed its acquisition of Portware, LLC (“Portware”), an award-winning, multi-asset execution management system (“EMS”). The addition of Portware enables FactSet to support client workflows in additional segments of the investment process. Together, FactSet and Portware expect to provide the investment community with state-of-the-art analytic and execution applications across more of the portfolio lifecycle, from analyst to portfolio manager to trader.

FactSet also announced in July 2016 the sale of its market research business focused on advisor-sold investments and insurance, consisting of Market Metrics and Matrix-Data Limited (collectively “Market Metrics”). The divestment of this business is consistent with the Company’s long-term strategic direction and commitment to delivering value to shareholders.

Client Subscription Growth

Annual subscription value (“ASV”) at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. At August 31, 2016, ASV was $1.15 billion, up 8.8% organically from a year ago. The increase in ASV during fiscal 2016 was primarily driven by the Analytics, Content & Technology Solutions (“CTS”), Research Management Solutions (“RMS”) and Portware businesses.

During fiscal 2016, FactSet added 116 net new clients, increasing the number of clients by 3.9% over the prior year. This net number reflects a reduction of 41 clients due to the sale of the Market Metrics business. The number of new client additions is an important metric for FactSet as new clients typically come on with modest deployments and often experience substantial growth in subsequent years. In terms of users, 3,450 net new users were added during fiscal 2016. FactSet saw healthy progression in the number of users at both its buy-side and sell-side clients.

The following charts provide a snapshot view of FactSet’s ASV growth over the past 10 fiscal years.

Financial Information on Geographic Areas

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of executives who directly report to the CEO, comprising the Chief Financial Officer, Chief Operating Officer, Global Head of Sales, General Counsel, Chief Human Resources Officer and three senior directors in charge of product strategy. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

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

Business Strategy

Workstations

FactSet’s most widely known product is its flagship FactSet workstation, deployed on thousands of desks around the globe. In fiscal 2016, user growth was 5.5%, and there are now more than 65,000 global FactSet users. In the workstation, FactSet has focused on optimizing speed and responsiveness and on building out unique content sets. Such unique content includes its StreetAccount news content, Revere Geographic Revenue data, and the addition of real time fixed income pricing through a third party partnership. With increased regulatory scrutiny and regulations, FactSet RMS has also driven growth. As one of the largest providers of RMS in the industry, FactSet is used by firms of all asset classes, from the startup hedge fund to the largest institutional asset managers, and from small endowments to the largest pensions and sovereign wealth funds. FactSet RMS helps clients institutionalize and optimize their research workflow providing a solution that boosts cross-firm collaboration, helps create transparency to ensure compliance, and promotes business continuity.

Analytics

Investment professionals want to focus on producing results. They need in-depth insight, powerful analytics, and comprehensive datasets integrated seamlessly with their portfolios. FactSet helps to solve this need by integrating petabytes of data each day (from clients, FactSet’s own unique content and hundreds of third-party providers), as well as by offering multi-asset class analytics, performance, and risk. FactSet Portfolio Analysis is a multi-asset class, global solution that helps investment professionals spend more time discovering alpha and less time managing their portfolios. Portfolio Analysis is an interactive tool that helps portfolio managers make smarter decisions with a flexible, multi-tile interface of reports and charts. FactSet’s Multi-Asset Class (MAC) model helps users understand risk factors across different asset types and classes. Additionally, the Company has enhanced its offering with client-requested functionality such as a linear MAC model, fixed income optimization, and the DTS (Duration Times Spread) attribution model.

Content and Technology Solutions (CTS)

FactSet is focused on delivering value to its clients in the way they want to consume it. This delivery includes offering powerful analytics and comprehensive datasets through desktop, mobile and web interfaces, as well as giving clients direct access to insight and information outside of the Workstation through cloud-based application program interfaces (“APIs”), data feeds and white label solutions. The CTS suite includes a growing number of standardized data feeds that complement and mirror the data in the FactSet workstation. These capabilities and data solutions are powering a growing number of workflows for the middle and front office.

Portware

Since FactSet’s acquisition of Portware in October 2015, the multi-asset EMS has continued to provide a leading trading platform technology. In addition to being named the "Best FX trading platform technology" by Wall Street Letter, the FactSet-Portware acquisition was named the "Best M&A Deal" at Markets Media's Markets Choice Awards. Both of these awards reinforce the strategic benefit of combining Portware’s innovative execution management expertise with FactSet’s integrated financial information and analytical applications. Portware embeds in the middle of the buy-side trader workflow and integrates tightly with other key components to automate simpler trades, freeing traders to focus on more complex trades. Since the acquisition, Portware client volume increased as did new client and broker connections.

Client Service and Support

At its core, FactSet is client centric and always has been. FactSet partners with clients to help them work intelligently and more efficiently. As client needs have changed, FactSet has evolved its business to meet those needs, and this shift has helped to fuel growth even in a challenging market.

FactSet prioritizes customer service and the client experience. Clients have wide access to a team of consultants and product specialists. They are able to leverage a wide range of combined industry knowledge and FactSet product experience to maximize the value of FactSet. Client feedback is regularly incorporated into the product through constant enhancements and technology innovations. This client-focused dedication helped FactSet's achieve a client retention rate of more than 95% of ASV, and 94% when expressed as a percentage of clients, consistent with the prior year.

FactSet Clients

Buy Side

FactSet is focused on understanding the buy-side workflow across all firm types and user types. This segment includes portfolio managers, analysts, traders, wealth managers, performance teams and risk and compliance teams at a variety of firms, such as traditional asset managers, wealth advisors, hedge funds, insurance companies, plan sponsors and fund of funds.

As buy-side clients shift towards multi-asset class investment strategies, FactSet is well positioned to be a partner in the space, given its ability to provide solutions across their entire workflow. Through its workstation, powerful analytics, unique content like FactSet’s Geographic Revenue data, data feeds and portfolio services, FactSet is able to provide solutions across asset classes and at nearly every stage of the investment process.

The buy-side ASV growth rate for fiscal 2016 was 9.0%. Buy-side clients accounted for 82.6% of ASV as of August 31, 2016.

Sell Side

FactSet is a market leader within banking and is continuing to expand beyond investment banking into various other parts of banking institutions. The Company anticipates that future growth may come from the breadth of solutions FactSet provides to the sell side—across analytics, content and technology.

FactSet has historically focused on selling workstations to banks. Over the last few years, its emphasis has shifted to focus on selling more differentiated product offerings outside the workstation including StreetAccount, RMS, Portfolio Analytics and Alpha Testing. FactSet is also expanding its banking user base outside investment banking to commercial banking, research, quant groups, compliance and regulatory divisions and sales and trading teams.

The sell-side ASV growth rate for fiscal 2016 was 7.6%. Sell-side clients accounted for 17.4% of ASV as of August 31, 2016.

Talent

Over the last 38 years, FactSet has built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. FactSet’s employees are critical to its success and the reason it continues to execute at a high level. Its focus on engaging and enabling employees to do their best work is central to FactSet’s ability to deliver the best insight and information to clients around the globe.

FactSet is proud to have received the following accolades in fiscal 2016:

●	Ranked #89 on Fortune’s “100 Best Companies to Work For”

●	Recognized as one of the UK’s “Best Workplaces”

●	Included in the “2016 Best Places to Work in France”

●	Named as one of the “30 Best Workplaces in Finance and Insurance” and “100 Best Workplaces for Millennials” in the U.S. by Fortune

As of August 31, 2016, employee headcount was 8,375 up 13.8% from a year ago. Excluding the acquired Portware workforce and employees of the divested Market Metrics business, headcount increased 13.4% from a year ago. Of FactSet’s total employees, 2,407 were located in the U.S., 849 in Europe and 5,119 in Asia Pacific. Approximately 55% of the Company’s employees were involved with content collection, 24% worked in product development, software and systems engineering, another 18% conducted sales and consulting services and the remaining 3% provided administrative support.

FactSet believes that its current relations with employees are good. Company management keeps employees informed of decisions and encourages and implements employee suggestions whenever practicable.

As of August 31, 2016, approximately 155 FactSet employees within certain French subsidiaries were represented by a mandatory works council. No other employees are represented by a collective bargaining agreement.

Third Party Content

FactSet aggregates third party content from more than 220 data suppliers, 115 news sources and 85 exchanges into its own dedicated online service which clients access to perform their analyses. FactSet carries content from premier providers such as Thomson Reuters, S&P Global Inc., Axioma, Inc., Interactive Data Corporation, LLC, Dow Jones & Company Inc., Northfield Information Services, Inc., Barclays, Intex Solutions, Inc., Bureau van Dijk, ProQuote Limited, MSCI Inc., SIX Financial Information USA Inc., Morningstar, Inc., Russell Investments, Bank of America Merrill Lynch, NYSE Euronext Inc., London Stock Exchange, Tokyo Stock Exchange, NASDAQ OMX, Australian Securities Exchange and Toyo Keizai Inc.. Content fees billed to the Company may be on a fixed or royalty (per client) basis.

FactSet seeks to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which FactSet relies have a limited number of suppliers. The Company makes every effort, when reasonable, to locate alternative sources to ensure that FactSet is not dependent on any one third party data supplier. The Company has entered into third party content agreements with varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. No single vendor or data supplier represented more than 10% of FactSet's total fixed data expenses in any fiscal year.

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

FactSet launched its multi-phase project, Project NextGen, several years ago to evolve away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster and more cost-effective machines. The Company operates fully redundant data centers in Virginia and New Jersey. These data centers handle FactSet’s entire client capacity. In addition, FactSet maintains a vast private wide area network that provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframe machines.

The Competitive Landscape

FactSet is part of the financial information services industry, which provides accurate financial information and software solutions to the global investment community. According to industry reports, global spend on market data and analysis grew 1.2% to $26.6 billion in 2016 compared to the prior year. This extremely competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet workstation. The largest competitors to FactSet are Bloomberg L.P. (“Bloomberg”), Thomson Reuters Inc. (“Thomson”) and S&P Global Market Intelligence (“S&P Capital IQ”). Industry reports state that Bloomberg’s market share grew slightly to 33.3%, up from 32.0% a year ago while Thomson’s was approximately 24.3%, down from 25.9% in the prior year. S&P Capital IQ’s was approximately 4.8%, comparable to that of FactSet. Other competitors and competitive products include online database suppliers and integrators and their applications, such as, MSCI Inc., Morningstar Inc., BlackRock Solutions, RIMES Technologies Corporation and Wilshire Associates Inc. Many of these firms offer products or services which are similar to those sold by the Company. FactSet’s development of its own robust sets of proprietary content combined with its news and quotes offering have resulted in more direct competition with the largest financial data providers.

Despite competing products and services, FactSet enjoys high barriers to entry and believes it would be difficult for another vendor to replicate quickly the extensive databases the Company currently offers. Through its in-depth analytics and superior client service, FactSet believes it can offer clients a more complete solution with one of the broadest sets of functionalities, through a desktop user interface or data feed. In addition, FactSet's applications, including its client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities they offer. The Company is entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, the Company's products have become central to investment analysis and decision-making for clients.

Intellectual Property

FactSet has registered trademarks and copyrights for many of its products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. FactSet enters into confidentiality agreements with its employees, clients, data suppliers and vendors. The Company seeks to protect its software, documentation and other written materials under trade secret, copyright and patent laws. While FactSet does not believe it is dependent on any one of its intellectual property rights, the Company does rely on the combination of intellectual property rights and other measures to protect its proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection.

Research and Product Development Costs

A key aspect of the Company’s growth strategy is to enhance its existing products and applications by making them faster and the data within them more reliable. FactSet strives to adopt rapidly new technology that can improve its products and services. Research and product development costs relate to the salary and benefits for the Company’s product development, software engineering and technical support staff and, as such, these costs are expensed when incurred within cost of services as employee compensation. The Company expects to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and meet the needs of its clients efficiently.

Government Regulation

The Company is subject to reporting requirements, disclosure obligations and other recordkeeping requirements of the Securities and Exchange Commission (“SEC”) and the various local authorities that regulate each location in which FactSet operates. The Company’s wholly owned subsidiaries, FactSet Data Systems, Inc. and P.A.N. Securities, Inc., are each members of the Financial Industry Regulatory Authority, Inc. and registered broker-dealers under Section 15 of the Securities and Exchange Act of 1934. FactSet Data Systems, Inc. and P.A.N. Securities, Inc., as registered broker-dealers, are subject to Rule 15c3-1 under the Securities and Exchange Act of 1934, which requires that the Company maintain minimum net capital requirements. The Company claims exemption under Rule 15c3-3(k)(2)(i).

Corporate Contact Information

FactSet was founded as a Delaware corporation in 1978, and its principal executive offices are in Norwalk, Connecticut.

Mailing address of the Company’s headquarters: 601 Merritt 7, Norwalk, Connecticut 06851

Telephone number: (203) 810-1000

Website address: www.factset.com

Available Information

Through the Investor Relations section of the Company’s website (http://investor.factset.com), FactSet makes available the following filings as soon as practicable after they are electronically filed with, or furnished to, the SEC: the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for the annual stockholder meetings, Reports on Forms 3, 4 or 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge.

FactSet broadcasts live its quarterly earnings calls via its investor relations website. Additionally, the Company provides notifications of news or announcements regarding its financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of its investor relations website. The contents of this website is not intended to be incorporated by reference into this report or in any other report or document the Company files and any reference to this website is intended to be inactive textual references only.

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

Executive Officers of the Registrant

The following table shows the Company’s executive officers as of August 31, 2016:

Name of Officer	Age	Office Held with the Company	Officer Since
F. Philip Snow	52	Chief Executive Officer	2014
Mark J. Hale	43	Executive Vice President, Chief Operating Officer	2015
Scott G. Miller	48	Executive Vice President, Global Director of Sales	2015
Maurizio Nicolelli	48	Senior Vice President, Chief Financial Officer	2009
Edward Baker-Greene	53	Senior Vice President, Chief Human Resources Officer	2015
Rachel R. Stern	51	Senior Vice President, Strategic Resources and General Counsel	2009

F. Philip Snow – Chief Executive Officer. Mr. Snow was named Chief Executive Officer effective July 1, 2015. Prior to that, Mr. Snow held the title of President. He began his career at FactSet in 1996 as a Consultant, before moving to the Asia Pacific region to hold positions in the Tokyo and Sydney offices. After moving back to the U.S. in 2000, Mr. Snow held various sales leadership roles before assuming the role of Senior Vice President, Director of U.S. Investment Management Sales in 2013. Mr. Snow received a B.A. in Chemistry from the University of California at Berkeley and a Masters of International Management from the Thunderbird School of Global Management. He holds the Chartered Financial Analyst designation and is a member of the CFA Institute.

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

Maurizio Nicolelli – Senior Vice President, Chief Financial Officer. Mr. Nicolelli joined the Company in 1996 as the Senior Accountant and held the position of Chief Accountant from 1999 to 2001. From 2002 to 2009, he served as Vice President and Comptroller of the Company. From October 2009 to 2013, he occupied the position of Senior Vice President, Principal Financial Officer and was named Chief Financial Officer in fiscal 2014. Prior to joining FactSet, he was employed at PricewaterhouseCoopers LLP. He holds a B.S. in Political Science from Syracuse University and an M.B.A. in Accounting from St. John's University. Mr. Nicolelli is a CPA licensed in the state of New York.

Edward Baker-Greene – Senior Vice President, Chief Human Resources Officer. Mr. Baker-Greene joined FactSet in June 2015 from Voya Financial, formerly ING, U.S., where he was Head of Human Resources for Retirement Solutions, Operations, and Information Technology. Previously, Mr. Baker-Greene worked at Fidelity Investments for 13 years. At Fidelity, he was a part of the Personal and Workplace Investing division, where he held roles in business and human resources capacities, including Senior Vice President/Managing Director, Relationship Management. Mr. Baker-Greene began his professional career as a lawyer focusing on employment law, recruiting, talent management, and human capital management. Mr. Baker-Greene received a B.A. from Tufts University and a J.D. from the University of Virginia School of Law.

Rachel R. Stern – Senior Vice President, Strategic Resources and General Counsel. Ms. Stern joined FactSet in 2001 as General Counsel. In addition to the Legal Department at FactSet, she is responsible for Investor Relations; Facilities and Real Estate Planning; and Third-Party Content and Strategic Partnerships. Ms. Stern is admitted to practice in New York, and Washington D.C., and as House Counsel in Connecticut. Ms. Stern received a B.A. from Yale University, an M.A. from the University of London and a J.D. from the University of Pennsylvania Law School.

Additional Information

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	19
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-39
Quantitative and Qualitative Disclosures about Market Risk	40
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	51
Note 7 to Consolidated Financial Statements entitled Segment Information	61

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and in other documents FactSet files with the SEC are risks and uncertainties that could cause actual results to differ materially from those expressed by the forward-looking statements contained in this report. Investors should carefully consider the risks described below before making an investment decision. In assessing these risks, investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K filed with the SEC, including the Company’s consolidated financial statements and related notes thereto. FactSet’s operating results are subject to quarterly and annual fluctuations as a result of numerous factors. As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of future performance.

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

A decline in equity and/or fixed income returns may impact the buying power of investment management clients

Approximately 82.6% of the Company’s annual subscription value is derived from its investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Uncertainty, consolidation and business failures in the global investment banking industry may cause FactSet to lose clients and users

FactSet’s sell-side clients that perform M&A advisory work, capital markets services and equity research, account for approximately 17.4% of its revenues. A significant portion of these revenues relate to services deployed by the largest banks. While improvements have been observed in the current fiscal year, the global investment banking industry continues to experience uncertainty and consolidation, which directly impacts the number of prospective clients and users within the sector. A lack of available credit would impact many of the large banking clients due to the amount of leverage deployed in past operations. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Uncertainty, consolidation and business failures in the global investment banking sector could adversely affect the Company’s financial results and future growth.

A dramatic shift from active to passive investing could negatively impact user count growth

The predominant investment strategy today is active investing, which attempts to outperform the market. The goal of active management is to beat a particular benchmark. The majority of mutual funds are actively managed. Analyzing market trends, the economy and the company-specific factor, active managers are constantly searching out information and gathering insights to help them make their investment decisions. Passive management, or indexing, is an investment management approach based on investing in exactly the same securities, and in the same proportions, as an index such Dow Jones Industrial Average or the S&P 500. It is called passive because portfolio managers don't make decisions about which securities to buy and sell; the managers merely follow the same methodology of constructing a portfolio as the index uses. The main advantage of active management is the possibility that the managers will be able to outperform the index due to their superior skills. They can make informed investment decisions based on their experiences, insights, knowledge and ability to identify opportunities that can translate into superior performance. The main advantage of passive investing is that it closely matches the performance of the index. Passive investing requires little decision-making by the manager. The manager tries to duplicate the chosen index, tracking it as efficiently as possible. This results in lower operating costs that are passed on to the investor in the form of lower fees. Approximately 82.6% of the Company’s annual subscription value is derived from its investment management clients. The prosperity of these clients is tied to equity assets under management. In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more dramatic in recent years. A continued lessening of investor interest in actively managed equity funds could decrease demand for FactSet’s products and services.

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

Failure to maintain reputation

FactSet enjoys a positive reputation in the marketplace. FactSet’s ability to attract and retain customers is affected by external perceptions of its brand and reputation. Reputational damage from negative perceptions or publicity could affect FactSet’s ability to attract and retain clients and employees and its ability to price its products at their full value. Although the Company monitors developments for areas of potential risk to its reputation and brand, negative perceptions or publicity could have a material adverse effect on FactSet’s business and financial results.

Increased accessibility to free or relatively inexpensive information sources may reduce demand for FactSet

Each year, an increasing amount of free or relatively inexpensive information becomes available, particularly through the Internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for FactSet’s products. While the Company believes its service offering is distinguished by such factors as customization, timeliness, accuracy, ease-of-use, completeness and other added value factors, if users choose to obtain the information they need from public or other sources, FactSet’s business, financial condition, and results of operations could be adversely affected.

FactSet’s international operations involve special risks

In 2016, approximately 33% of FactSet’s revenue related to operations located outside of the U.S. In addition, a significant number of its employees, 71%, are located in offices outside of the U.S. The Company expects to continue its international growth, with international revenue accounting for an increased portion of total revenue in the future. The Company’s international operations involve risks that differ from or are in addition to those faced by its U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of clients around the world, including in emerging markets; different employment laws and rules and related social and cultural factors; different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales and other barriers to conducting business; cultural and language differences; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity; limited recognition of FactSet’s brand; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and unexpected changes in U.S. or foreign tax laws. If the Company is not able to efficiently adapt to or effectively manage the business in markets outside of the U.S., its business prospects and operating results could be materially and adversely affected. In particular, political tension has been increasing in Manila, the Philippines, due to comments and the behavior over the last few months of Rodrigo Duterte, President of the Philippines. Increasing civil unrest in Manila may make it difficult or impossible for FactSet to continue its operations there. Although FactSet has tested business continuity plans in place for its operations there, an extended period of civil unrest that halts or significantly impedes operations could have a material adverse effect on the Company.

Exposure to fluctuations in currency exchange rates that could negatively impact financial results and cash flows

The Company faces exposure to adverse movements in foreign currency exchange rates as 71% of FactSet’s employees and 48% of its leased office space were located outside the U.S at August 31, 2016. These exposures may change over time and they could have a material adverse impact on the Company’s financial results and cash flows. The Company’s primary exposures relate to expenses denominated in British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. This exposure has increased over the past 12 months primarily as the Company’s international employee base has risen 17% since August 31, 2015. FactSet’s non-U.S. dollar denominated revenues expected to be recognized over the next 12 months are estimated to be $20.0 million, while its non-U.S. dollar denominated expenses are estimated to be $213.3 million, resulting in a net foreign currency exposure of $193.3 million. Although FactSet believes that its foreign exchange hedging policies are reasonable and prudent under the circumstances, the Company’s attempt to hedge against these risks may not be successful, which could cause an adverse impact on its results of operations.

Volatility in the financial markets may delay the spending pattern of clients and reduce future ASV growth

Sales cycles for FactSet may fluctuate and be extended in times where the financial markets are volatile. The decision to purchase the FactSet service often requires management-level sponsorship, which often leads FactSet to engage in relatively lengthy sales efforts. Purchases (and incremental ASV) may therefore be delayed as uncertainties in the financial markets may cause clients to remain cautious about capital and data content expenditures, particularly in uncertain economic environments. The cycle associated with the purchase of the Company’s service offerings typically depends upon the size of the client.

Failure to Identify, Integrate, or Realize Anticipated Benefits of Acquisitions

FactSet may be unable to successfully identify acquisitions or may experience integration or other risks resulting from its acquisitions, leading to an adverse effect on its financial results. As the Company continues to pursue selective acquisitions to support its business and growth strategy, it seeks to be a disciplined acquirer. There can be no assurance that it will be able to identify suitable candidates for successful acquisition at acceptable prices. In addition, the Company’s ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon its ability to effectively integrate the offerings, technology, sales, administrative functions and personnel of these businesses into FactSet’s core business. The Company cannot assure its acquired businesses will perform at the levels anticipated. In addition, past and future acquisitions may subject the Company to unanticipated risks or liabilities or disrupt operations.

A prolonged or recurring outage at FactSet’s data centers could result in reduced service and the loss of clients

FactSet’s clients rely on the Company for the delivery of time-sensitive, up-to-date data. FactSet’s business is dependent on its ability to process substantial volumes of data and transactions rapidly and efficiently on its computer-based networks and systems. The Company’s computer operations and those of its suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, internet failures, computer viruses and other events beyond the Company’s reasonable control. FactSet maintains back-up facilities for each of its major data centers to minimize the risk that any such event will disrupt operations. However, a loss of the Company’s services may induce its clients to seek alternative data suppliers. Any such losses or damages incurred by FactSet could have a material adverse effect on its business. Although the Company seeks to minimize these risks through security measures, controls and back-up data centers, there can be no assurance that such efforts will be successful or effective.

The negotiation of contract terms supporting new and existing data sets or products

FactSet aggregates third party content from more than 220 data suppliers, 115 news sources and 85 exchanges. Clients have access to the data and content found within the FactSet databases. These databases are important to the Company’s operations as they provide clients with key information. FactSet has entered into third party content agreements with varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. FactSet seeks to maintain favorable contractual relationships with its data suppliers. The Company makes every effort, when reasonable, to locate alternative sources to ensure FactSet is not dependent on any one third party data supplier. FactSet believes it is not dependent on any one third party data supplier. The failure of FactSet to be able to maintain these relationships or the failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

Third parties may claim FactSet infringes upon their intellectual property rights

FactSet may receive notice from others claiming that the Company has infringed upon their intellectual property rights. Responding to these claims may require the Company to enter into royalty and licensing agreements on less favorable terms, enter into settlements, stop selling or redesign affected products, pay damages or satisfy indemnification commitments with the Company’s clients or vendors under contractual provisions of various license arrangements. If FactSet is required to enter into such agreements or take such actions, its operating margins may decline as a result. FactSet has made and expects to continue incurring expenditures to acquire the use of technology and intellectual property rights as part of its strategy to manage this risk.

Changes in securities laws and regulations may increase expenses or may harm demand

Many of FactSet’s clients operate within a highly regulated environment. In light of the recent conditions in the U.S. financial markets and economy, the U.S. Congress and Federal regulators have increased their focus on the regulation of the financial services industry. The information provided by, or resident in, the service FactSet provides to its clients could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving its clients, which could result in requests for information from FactSet that could be expensive and time consuming. In addition, clients subject to investigations or legal proceedings may be adversely impacted, possibly leading to their liquidation, bankruptcy, receivership, reductions in assets under management, or diminished operations that would adversely affect the Company’s revenues.

Adverse resolution of litigation or governmental investigations may harm FactSet’s operating results

FactSet is party to lawsuits in the normal course of business. Litigation can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Unfavorable resolution of lawsuits could have a material adverse effect on the Company’s business, operating results or financial condition. For additional information regarding legal matters, see Item 3, Legal Proceedings, contained in Part I of this report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At August 31, 2016, the Company leased approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. Including new lease agreements executed during fiscal 2016, the Company’s worldwide leased office space increased to approximately 1,072,000 square feet at August 31, 2016, up 163,000 square feet, or 18%, from August 31, 2015, and includes properties at the following locations:

Segment	Location
United States	Atlanta, Georgia
Austin, Texas
Boston, Massachusetts
Chicago, Illinois
Jackson, Wyoming
Los Angeles, California
Manchester, New Hampshire
New York, New York
San Francisco, California
Toronto, Canada
Tuscaloosa, Alabama
Youngtown, Ohio
Europe	Avon, France
Amsterdam, The Netherlands
Dubai, United Arab Emirates
Frankfurt, Germany
London, England
Milan, Italy
Paris, France
Riga, Latvia
Asia Pacific	Hong Kong
Singapore
Chennai, India
Mumbai, India
Melbourne, Australia
Sydney, Australia
Tokyo, Japan

The leases expire on various dates through 2031. Additionally, the Company has data content collection centers located in Hyderabad, India and Manila, the Philippines which benefit all of the Company’s operating segments. The Company believes the amount of leased office space as of August 31, 2016 is adequate for its current needs and that additional space is available for lease to meet any future needs.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders and Dividends

Market Information - FactSet common stock is listed on the New York Stock Exchange (“NYSE”) and the NASDAQ Stock Market under the symbol FDS. The following table sets forth, for each fiscal period indicated, the high and low sales prices per share of the Company’s common stock as reported on the NYSE:

	First	Second	Third	Fourth
2016
High	$177.28	$173.77	$160.34	$179.73
Low	$153.00	$135.95	$143.08	$149.39
2015
High	$138.26	$158.29	$168.62	$174.03
Low	$110.77	$134.01	$149.68	$140.00

Holders of Record – As of October 25, 2016, there were approximately 142,883 holders of record of FactSet common stock. However, because many of FactSet’s shares of common stock are held by brokers and other institutions on behalf of stockholders, FactSet is unable to estimate the total number of stockholders represented by these record holders. The closing price of FactSet’s common stock on October 25, 2016, was $153.04 per share as reported on the NYSE.

Dividends - In fiscal 2016, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016(1)	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015

(1)

On May 6, 2016, FactSet’s Board of Directors approved a 13.6% increase in the regular quarterly dividend beginning with the dividend payment in June 2016 which was $0.50 per share, or $2.00 per share per annum.

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by FactSet, and is subject to final determination by the Company’s Board of Directors.

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2016.

(c)	Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2016 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
June 2016	35,000	$157.43	35,000	$354,205
July 2016(2)	163,000	$164.81	163,000	$207,342
August 2016	60,000	$173.09	60,000	$196,956
	258,000		258,000

(1)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

(2)

In addition to purchases made under the Company’s existing repurchase program, on July 1, 2016 FactSet entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $120.0 million of FactSet’s common stock. The Company received 595,607 shares of its common stock on that date which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with FactSet receiving an additional 102,916 shares of its common stock.

Securities Authorized for Issuance under Equity Compensation Plans – Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Company’s Proxy Statement filed on October 31, 2016, for its 2016 Annual Meeting of Stockholders.

Stock Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Index, the NYSE Composite Index and the Dow Jones U.S. Financial Services Index on August 31, 2011, and that all quarterly dividends were reinvested at the average of the closing stock prices at the beginning and end of the quarter. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2016. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	2016	2015	2014	2013	2012	2011
FactSet Research Systems Inc.	$203	$180	$145	$116	$104	$100
S&P 500 Index	$178	$162	$164	$134	$115	$100
NYSE Composite Index	$143	$135	$147	$123	$106	$100
Dow Jones U.S. Financial Services Index	$191	$190	$182	$153	$113	$100

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

Consolidated Statements of Income Data

	For the year ended August 31,
(in thousands, except per share data)	2016		2015		2014	2013		2012
Revenues	$1,127,092		$1,006,768		$920,335	$858,112		$805,793
Operating income	$349,676	(1)	$331,918	(4)	$302,219	$269,419	(7)	$272,990
Provision for income taxes	$122,178		$92,703		$91,921	$72,273		$85,896
Net income	$338,815	(2)	$241,051	(5)	$211,543	$198,637	(8)	$188,809
Diluted earnings per common share	$8.19	(3)	$5.71	(6)	$4.92	$4.45	(9)	$4.12
Weighted average common shares (diluted)	41,365		42,235		42,970	44,624		45,810
Cash dividends declared per common share	$1.88		$1.66		$1.48	$1.32		$1.16

Consolidated Balance Sheet Data

	As of August 31,
(in thousands)	2016	2015	2014	2013	2012
Cash and cash equivalents	$228,407	$158,914	$116,378	$196,627	$189,044
Accounts receivable, net of reserves	$97,797	$95,064	$90,354	$73,290	$74,251
Goodwill and intangible assets, net	$546,076	$348,339	$327,463	$280,796	$289,162
Total assets	$1,019,161	$736,671	$663,212	$690,197	$694,143
Non-current liabilities	$343,570	$65,307	$24,839	$30,165	$28,703
Total stockholders’ equity	$517,381	$531,584	$511,082	$541,779	$552,264

(1)

Operating income in fiscal 2016 includes pre-tax charges of $4.6 million related primarily to legal matters, $2.8 million from restructuring actions initiated by the Company and $1.8 million related to a change in the vesting of performance-based equity options.

(2)

Fiscal 2016 net income includes $3.3 million (after-tax) of non-recurring items related primarily to legal matters, $2.0 million (after-tax) from restructuring actions initiated by the Company, $1.2 million (after-tax) related to a change in the vesting of performance-based equity instruments, income tax benefits of $10.5 million primarily from the permanent reenactment of the U.S. Federal R&D Tax Credit, finalizing prior year tax returns and other discrete items and a gain of $81.7 million (after-tax) related to the sale of FactSet’s Market Metrics business in July 2016.

(3)

Diluted EPS for fiscal 2016 includes the net effect of a $2.01 increase in diluted EPS from the gain on sale and a $0.25 increase in diluted EPS from the income tax benefits, partially offset by a $0.08 decrease from the non-recurring items related primarily to legal matters, a $0.05 decrease from the restructuring actions and a $0.03 decrease from a change in the vesting of performance-based equity instruments.

(4)

Operating income in fiscal 2015 includes pre-tax charges of $3.0 million related to the vesting of performance-based equity instruments and $3.2 million primarily from changes in the senior leadership responsible for the Company’s salesforce.

(5)

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

(6)

Diluted EPS for fiscal 2015 includes the net effect of a $0.21 increase in diluted EPS from the income tax benefits partially offset by a $0.05 decrease from the vesting of performance-based equity instruments and a $0.05 decrease from the changes in the senior leadership responsible for the Company’s salesforce.

(7)

Operating income for fiscal 2013 includes pre-tax charges totaling $18.3 million related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount.

(8)

Fiscal 2013 net income includes $12.9 million (after-tax) of incremental expenses related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount and income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D Tax Credit in January 2013, and finalizing prior year tax returns.

(9)	Diluted EPS for fiscal 2013 includes the net effect of a $0.29 decrease from the vesting of performance-based options, partially offset by a $0.16 increase in diluted EPS from the income tax benefits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

●	Executive Overview

●	Key Metrics

●	Results of Operations

●	Liquidity

●	Capital Resources

●	Foreign Currency

●	Off-Balance Sheet Arrangements

●	Share Repurchase Program

●	Contractual Obligations

●	Dividends

●	Significant Accounting Policies

●	Critical Accounting Estimates

●	New Accounting Pronouncements

●	Market Trends

●	Forward-Looking Factors

The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Executive Overview

FactSet is a leading provider of integrated financial information and big data analytical applications to the global investment community. We deliver insight and information to investment professionals through our analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, we support the workflow of both buy-side and sell-side clients. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless, and off-platform solutions. Our wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Recent additions to our offering include a complete services solution focused on verifying, cleaning and loading portfolio data across asset classes, and an execution management system through our acquisition of Portware. Our revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data and content, research management and trade execution. Investment management (buy-side) clients account for 82.6% of our annual subscription value and the remainder is derived from investment banking firms (sell-side) that perform mergers and acquisitions (“M&A”) advisory work, capital markets services and equity research.

2016 Year in Review

Fiscal 2016 results continued our positive topline growth. Revenue was up 12.0% while annual subscription value (“ASV”) increased 8.8% organically. This fiscal year marked our 38th year of operation, our 36th consecutive year of revenue growth and our 20th consecutive year of earnings growth as a public company. The pressures our clients have experienced in the past 12 months have not abated and we have dedicated ourselves to helping them navigate an uncertain environment. As of August 31, 2016, ASV totaled $1.15 billion, an increase of $92.0 million over the prior year. In addition, clients and users reached new highs of 3,092 and 65,655, respectively, in fiscal 2016. We returned $431.0 million to stockholders in the form of share repurchases and dividends, an increase of 33.5% over the prior year. This included $120.0 million relating to an accelerated share repurchase agreement (“ASR Agreement”) which we entered into in July 2016.

In 2016, we sought to strengthen and expand our core business model. Our strategic acquisition of Portware in October 2015 has provided a new stream of revenue and growth. Portware revenues have grown in double-digits since the acquisition and Portware is now break-even on an earnings per share basis. Additionally, we sold our Market Metrics business in July 2016 and recognized an after-tax gain of $81.7 million in the fourth quarter of fiscal 2016. The sale allowed us to sharpen our focus on our long-term growth drivers and our mission to deliver world-class insight and information through our analytics, service, content and technology.

Our investment in product, coupled with the acquisition of Portware, now allows us to address an increasingly greater percentage of our clients’ enterprise workflow. Our robust Portfolio Analytics solutions have been the cornerstone of our growth in the middle office. With a growing interest in passive investment instruments, such as exchange-traded funds (“ETFs”), our effort to build out our ETF content and analytics product suite has made significant strides in fiscal 2016. We now have 29 ETFs in the marketplace based upon FactSet content and over 40 benchmarks. The first FactSet branded ETF, the SPDR FactSet Innovative Technology ETF, launched in January 2016.

As a testament to our broadening suite of premium products and the strength of our business and service model FactSet was awarded “Best Overall Provider,” "Best Research Provider" and "Best Analytics Provider" by Inside Market Data in May 2016,. We were also named the “Best Data Analytics Provider” by Waters Technology in July 2016. Other recognition included “Best Research and Analytics Tool” award for our wealth management tools at the annual Systems in the City Awards. Portware also earned “Best Buy-side EMS” for the third time and was included on Global Finance’s first annual list of forex leaders, "The Innovators 2015 – Foreign Exchange."

Client Service / Consultants

A client-centric approach has always been a key foundation of our success at FactSet. We support our powerful information and analytical applications with a team of financial data and modeling experts. Client satisfaction is a key metric by which we measure the success of our service. According to our fiscal 2016 global client satisfaction survey, 96% of respondents were satisfied or very satisfied with FactSet’s support, consistent with the prior year. The depth of our knowledge, the data behind the models and the complex mathematics behind the answers each create an opportunity for us to forge close working relationships with our user community.

Our reward for investing in a consulting group comprised of several hundred individuals is client loyalty, as evidenced by an annual client retention rate of greater than 95% of ASV as of August 31, 2016. Our consulting teams have been trained to listen to our clients’ needs and transfer this knowledge directly to the product development teams, helping us transform suggestions into new or enhanced product offerings. In fiscal 2016, FactSet employees made over 45,000 client consulting visits, over 182,000 consulting calls and handled over 282,000 client questions. In addition, our new support desk in Manila, the Philippines handled over 5,000 client emails.

Educating our clients is also an important component of our service. Not only do we teach our users the nuances of our software and content offerings, but FactSet personnel are often thought-leaders in a particular area of financial modeling in our rapidly evolving industry. As a result, clients look to FactSet as a trusted partner to stay on the cutting edge of financial modeling and analysis. During fiscal 2016, over 1,600 clients attended live or online FactSet training sessions and we saw a 7% increase in online learning registration.

Our industry-leading customer care is largely due to the talent of our employee population. As of August 31, 2016, employee headcount was 8,375, up 13.8% from a year ago. Excluding the acquired Portware workforce and employees of the divested Market Metrics business, headcount increased 13.4% from a year ago. The increases were primarily in positions that differentiate us in the market – software engineering, client service and content. In order to optimize costs, we have invested in expanding our footprint and talent pool in India and the Philippines, where we now have a combined workforce of over 4,800. Additionally, in fiscal 2016, we opened offices in Melbourne, Australia and Los Angeles, California.

Of our total employees, 2,407 were located in the U.S., 849 in Europe and 5,119 in Asia Pacific. Approximately 55% of our employees were involved with content collection, 24% worked in product development, software and systems engineering, another 18% conducted sales and consulting services and the remaining 3% provided administrative support. We are proud to have received the following accolades during fiscal 2016:

●

Ranked #89 on Fortune’s “100 Best Companies to Work For.” The only Connecticut-based company to make the list, we were recognized for our focus on career development and providing employees a variety of opportunities and experiences to learn.

●	Ranked #41 on Great Place to Work® “2016 Best Workplaces in the U.K.” The report highlighted our collaborative culture and marks our eighth appearance on the list.

●	Named as one of the “100 Best Workplaces for Women” and “Best Workplaces for Millennials” in the U.S. by Great Place to Work®

●	Named as one of the “Best Workplaces in France”

Key Metrics

The following is a review of our key metrics:

	As of and for the Year ended August 31,
(in millions, except client and user counts)	2016	2015	Change
Revenues	$1,127.1	$1,006.8	12.0%
Operating Income	$349.7	$331.9	5.4%
Net Income	$338.8	$241.1	NM
Diluted EPS	$8.19	$5.71	NM
Free Cash Flow(1)	$283.4	$280.8	0.9%

ASV	$1,149.9	$1,057.8	8.7%	(2)
Clients	3,092	2,976	3.9%
Users	65,655	62,205	5.5%

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

(2)	ASV grew 8.8% organically year over year. Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency.

Annual Subscription Value Growth

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.15 billion at August 31, 2016, up 8.8% organically over the prior year. Organic ASV excludes ASV from acquisitions and dispositions completed within the past 12 months and the effects of foreign currency.

ASV from our U.S. operations was $754.4 million for the fourth quarter of 2016, up 8.3% organically from a year ago. International ASV totaled $395.5 million, up 10.7% organically from a year ago. ASV from our international operations represented 34.4% of our Company-wide total, its highest level in FactSet history. Our European organic ASV achieved a growth rate of 8.7% over the last 12 months while Asia Pacific organic ASV grew by 17.0%. We have seen notable wins in both the sovereign wealth and investment management space and growth globally, with the addition of new clients in all three segments.

Overall, ASV growth for our buy-side business was 9.0%, down 40 basis points from the prior year period while our sell-side business experienced 7.6% growth, down 180 basis points from the prior year period. The decrease in the buy and sell-side growth rates can be attributed to an increase in market-related cancellations.

Client and User Additions

As of August 31, 2016, there were 65,655 professionals using FactSet, an increase of 3,450 users in fiscal 2016. During fiscal 2016, we added 116 net new clients, increasing the number of clients by 3.9% over the prior year. Our total client count was 3,092 as of August 31, 2016. This net number reflects a reduction of 41 clients due to the sale of the Market Metrics business. We continue to focus on expanding our current client base as it is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

Annual client retention as of August 31, 2016, was greater than 95% of ASV and 94% when expressed as a percentage of clients, consistent with the prior year, and despite market-related cancellations which impacted our ASV growth rates. Our retention success, demonstrating that a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. August 31, 2016, our largest individual client accounted for 2% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2015.

Returning Value to Stockholders

On May 6, 2016, our Board of Directors approved a 13.6% increase in the regular quarterly dividend beginning with the dividend payment in June 2016 which was $0.50 per share, or $2.00 per share per annum. In fiscal 2016, we repurchased 1.5 million shares for $232.3 million under the existing share repurchase program compared to 1.7 million shares for $252.8 million under the existing share repurchase program during fiscal 2015.

Additionally, in July 2016, we entered into an ASR Agreement to repurchase $120.0 million of our common stock. We received 595,607 shares of common stock on July 5, 2016 which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017, with FactSet receiving an additional 102,916 shares of its common stock. In conjunction with the ASR Agreement, in May 2016, our Board of Directors approved a $165.0 million expansion of the existing share repurchase program. Including the expansion, $197.0 million remained available for future share repurchases as of August 31, 2016. Combining our dividends and share repurchases, we returned $431.0 million to stockholders during fiscal 2016.

Capital Expenditures

Capital expenditures were $47.7 million during fiscal 2016, up from $25.7 million a year ago. Approximately $27.7 million, or 58%, of our capital expenditures related to the build out of office space including $15.1 million at our New York location, $3.9 million at our Chicago location and $1.4 million at our corporate headquarters in Norwalk. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report on Form 10-K.

	Years ended August 31,
(in thousands, except per share data)	2016	2015	Change	2015	2014	Change
Revenues	$1,127,092	$1,006,768	12.0%	$1,006,768	$920,335	9.4%
Cost of services	$487,409	$405,339	20.2%	$405,339	$353,686	14.6%
Selling, general and administrative	$290,007	$269,511	7.6%	$269,511	$264,430	1.9%
Operating income	$349,676	$331,918	5.4%	$331,918	$302,219	9.8%
Net income	$338,815	$241,051	NM	$241,051	$211,543	13.9%
Diluted earnings per common share	$8.19	$5.71	NM	$5.71	$4.92	16.1%
Diluted weighted average common shares	41,365	42,235		42,235	42,970

Revenues

Fiscal 2016 compared to Fiscal 2015

Revenues in fiscal 2016 were $1,127.1 million, up 12.0% compared to fiscal 2015. Our revenue growth drivers during fiscal 2016 were robust demand for our portfolio analytics (“PA”) suite of products, including an expansion of our multi-asset class value added products, accelerated growth in our Content & Technology Solutions (“CTS”), advancement in Workstation Solutions and significant progress in the Portware business, partially offset by the impact of foreign currency.

Robust Demand for Analytics

We saw increased demand for total portfolio risk analytics resulting in increased traction for our fixed income and multi-asset class, performance and risk offerings. In fiscal 2016, we expanded our robust offering of analytics, models, stress testing and client reporting. Our Portfolio Services offering supports our clients in integrating, cleansing and building strong analytics on top of their data. This managed service is an example of how we have broadened our sources of revenue, while responding to client needs. Clients continue to find value in our ability to serve as a single solution for their analytics, risk and publishing needs, over a variety of asset classes, which enables them to analyze securities and portfolios based on a variety of asset classes.

Accelerated Growth in Content & Technology Solutions

Our CTS suite of products, which provides solutions for our clients outside our terminal business, was a significant growth driver during fiscal 2016. There is an increased awareness of our CTS capabilities and data solutions to power workflows for the front and middle office. Clients are developing internal solutions to provide more customization and to help them target their customers and users more directly. Firms are coming to FactSet to integrate unique content and analytics into their client portals, customer relationship management, performance systems, quant and regulatory workflows. We license in feed form, including Fundamentals, Estimates, Transcripts and Ownership, among other offerings. The CTS suite includes a growing number of standardized data feeds that complement and mirror the data in the FactSet workstation.

Advancement in Workstation Solutions

Our Workstation Solutions, including Research Management Solutions (“RMS”), StreetAccount, Wealth Management and Sales & Trading, continued to be positive revenue growth drivers during fiscal 2016. RMS, which is comprised of our Internal Research Notes (“IRN”) and Code Red products, provides a centralized database for collecting both internal and external research, as well as fast and efficient ways to store and retrieve notes and documents over a shared drive. Growth in our RMS suite was driven by the ongoing regulatory demand for transparency across an increasing number of workflows. Code Red, which we acquired in February 2015, has been a strong local solution supplement to our hosted IRN solution. In adding Code Red’s product offering to FactSet's existing RMS, we have been able to offer an RMS for all our clients' workflows.

Significant progress in Portware

Portware, acquired in October 2015, has maintained its strong track record of growth. We acquired Portware to expand our presence strategically in large global asset managers by becoming part of their trading ecosystem. Since the acquisition, Portware client volume has increased as have new client and broker connections. The integration of the Portware group into our organization has progressed smoothly. We continue to execute on the healthy pipeline of business from the close of the acquisition and have taken advantage of cross-selling the Portware solution to FactSet’s client base.

Impact of Foreign Currency

Slightly offsetting the revenue drivers disclosed above, foreign currency movements decreased revenues by $0.1 million, or less than 10 basis points, during fiscal 2016 compared to the year ago quarter. Excluding revenues from acquisitions and dispositions completed within the last twelve months and the effects of foreign currency, our organic revenue growth rate for the quarter was 8.8%.

Fiscal 2015 compared to Fiscal 2014

Revenues in fiscal 2015 were $1,006.8 million, up 9.4% compared to fiscal 2014. Our revenue growth drivers during fiscal 2015 were increases in ASV, clients and users, accelerated demand for our fixed income portfolio products, portfolio analytics suite of products, sales of equity attribution and multi-asset class risk models, additional purchases of our Portfolio Services solutions, expansion of our proprietary content, and continued growth of our RMS offering.

Revenues by Geographic Region

	Years ended August 31,
(in thousands)	2016	2015	2014
U.S.	$755,492	$678,774	$624,642
% of revenues	67.0%	67.4%	67.9%
Europe	$277,682	$251,522	$227,395
Asia Pacific	93,918	76,472	68,298
International	$371,600	$327,994	$295,693
% of revenues	33.0%	32.6%	32.1%
Consolidated	$1,127,092	$1,006,768	$920,335

Fiscal 2016 compared to Fiscal 2015

Revenues from our U.S. segment increased 11.3% to $755.5 million in fiscal 2016 compared to $678.8 million a year ago. Our fiscal 2016 U.S. revenue growth rate of 11.3% reflects increases in the number of users and clients of FactSet within the U.S., predominantly at buy-side hedge fund and middle-market clients. Additionally, we recognized $21.9 million of incremental revenue from the acquisition of Portware. Revenues from our U.S. operations accounted for 67.0% of our consolidated revenues during fiscal 2016, down from 67.4% a year ago, as our international ASV growth rate surpassed our U.S. ASV growth rate by 200 basis points.

European revenues advanced 10.4% year over year which was attributable to increases in client and user counts, increased sales of PA subscriptions and incremental Portware revenues of $7.3 million, partially offset by the negative effects of foreign currency. Foreign currency exchange rate fluctuations reduced our European growth rate by 30 basis points.

The Asia Pacific revenue growth rate of 22.8% was primarily due to an increase in the number of workstations, advancement in our multi-asset class risk and analytics, as well positive growth in our fee business. Portware contributed $4.1 million in sales since its acquisition in fiscal 2016. Additionally, foreign currency exchange rate fluctuations increased our Asia Pacific growth rate by 90 basis points.

Fiscal 2015 compared to Fiscal 2014

Revenues from our U.S. segment increased 8.7% to $678.8 million in fiscal 2015 compared to $624.6 million in fiscal 2014. Our fiscal 2015 U.S. revenue growth rate of 8.7% reflected increases in the number of users and clients of FactSet within the U.S., a rise in sales of our PA suite of products, continued demand for our proprietary content, $5.2 million of incremental revenue from the acquisition of Code Red and a strong performance by our U.S. investment management sales team. Our U.S. buy-side sales team saw sustained demand for our fixed income portfolio products, multi-asset class risk and stress testing, attribution and publishing products. Revenues from our U.S. operations accounted for 67.4% of our consolidated revenues during fiscal 2015, down from 67.9% in fiscal 2014, as our international ASV growth rate surpassed our U.S. ASV growth rate by 150 basis points.

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

Operating Expenses

	Years ended August 31,
(in thousands)	2016		2015		2014
Cost of services	$487,409		$405,339		$353,686
Selling, general and administrative (“SG&A”)	290,007		269,511		264,430
Total operating expenses	$777,416	(1)	$674,850	(2)	$618,116

Operating income	$349,676		$331,918		$302,219
Operating Margin	31.0%		33.0%		32.8%

(1)

Total operating expenses in fiscal 2016 include $4.6 million related primarily to legal matters, $2.8 million from restructuring actions initiated by the Company and $1.8 million related to a change in the vesting of performance-based stock options. Of this total, $6.0 million was reported within SG&A expenses with the remainder in cost of services.

(2)

Total operating expenses in fiscal 2015 include an incremental $3.0 million from the vesting of performance-based equity instruments and $3.2 million related to changes in the senior leadership responsible for the Company’s salesforce. Of this total, $3.8 million was reported within SG&A expenses with the remainder in cost of services.

Cost of Services

Fiscal 2016 compared to Fiscal 2015

Cost of services increased 20.2% to $487.4 million as compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 43.2% in fiscal 2016, an increase of 290 basis points from a year ago. The increase was primarily driven by higher employee compensation, including stock-based compensation, amortization of intangibles and computer-related expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 230 basis points in fiscal 2016 compared to fiscal 2015. This increase was primarily due to new employees hired in the past year. Over the last 12 months, we have added 604 net new employees involved with content collection and 266 net new engineering and product development employees, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. The increase in employee headcount includes 123 employees added from the Portware acquisition in cost of sales related roles. Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 50 basis points in fiscal 2016 compared to fiscal 2015 primarily due to the addition of $75.5 million of intangible assets related to the acquisition of Portware. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 40 basis points when expressed as a percentage of revenues, as we require additional computer hardware and peripherals for new employees, upgrades to existing computer systems and the development of new internal systems to support our growing infrastructure.

Fiscal 2015 compared to Fiscal 2014

Cost of services increased 14.6% to $405.3 million in fiscal 2015 as compared to fiscal 2014. Expressed as a percentage of revenues, cost of services was 40.3% in fiscal 2015, an increase of 190 basis points from fiscal 2014. The increase was driven by higher employee compensation, including stock-based compensation, partially offset by lower computer depreciation.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues, increased 210 basis points during fiscal 2015 due to new classes of consultants, engineers and product developers hired in fiscal 2015, new additions at our proprietary content collection locations, the addition of 32 employees from the Code Red acquisition, an increase in variable compensation and annual base salary increases. In fiscal 2015, we added 344 net new employees involved with content collection, 252 net new engineering and product development employees and 124 net new consultants. In addition, of the total incremental $6.2 million expense recorded in fiscal 2015 from the vesting of performance-based equity instruments and changes in the senior leadership responsible for the Company’s salesforce, $2.4 million was reported within cost of services. Expenses associated with the operation of the Code Red business increased cost of services by $3.5 million during fiscal 2015 due to compensation paid to the acquired workforce, including stock-based compensation from equity based awards granted, amortization of acquired intangible assets and computer-related expenses.

Partially offsetting the growth in cost of services during fiscal 2015 was a reduction in computer depreciation expense, which decreased 20 basis points in fiscal 2015 compared fiscal 2014. This decrease was primarily due to the continued use of fully depreciated equipment and our transition to more efficient and cost-effective servers in our data centers.

Selling, General and Administrative

Fiscal 2016 compared to Fiscal 2015

SG&A expenses increased 7.6% to $290.0 million during fiscal 2016 compared to $269.5 million in fiscal 2015. Expressed as a percentage of revenues, SG&A expenses decreased 110 basis points to 25.7% in fiscal 2016 primarily due to lower employee compensation and lower occupancy costs, which include depreciation of furniture and fixtures, partially offset by expenses related to non-recurring legal matters and higher marketing costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 150 basis points from a year ago due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Of our total employee headcount increase in the last 12 months, only 14% were in SG&A related roles, including 43 employees from the Portware acquisition. Additionally, approximately 142 employees in SG&A related roles left the Company as part of the sale of the Market Metrics business in July 2016. As such, employee compensation classified as SG&A expense declined compared to the growth in cost of services. Occupancy costs, when expressed as a percentage of revenues, decreased 20 basis points, primarily due to furniture and leasehold improvements becoming fully depreciated. The Company incurred approximately $3.3 million in non-recurring expenses in fiscal 2016 related primarily to legal matters. Marketing expenses increased $1.2 million year over year driven by incremental branding and advertising costs.

Fiscal 2015 compared to Fiscal 2014

SG&A expenses increased 1.9% to $269.5 million during fiscal 2015 as compared to $264.4 million in fiscal 2014. Expressed as a percentage of revenues, SG&A expenses decreased 190 basis points to 26.8% in fiscal 2015 due to lower employee compensation and lower occupancy costs.

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

Operating Income and Operating Margin

Fiscal 2016 compared to Fiscal 2015

Operating income increased 5.4% to $349.7 million in fiscal year 2016 compared to the prior year. Our operating margin for fiscal 2016 was 31.0%, down from 33.0% a year ago. The lower operating margin was primarily due to Portware’s operations, which reduced our operating margin by 120 basis points in fiscal 2016. Additionally, higher employee compensation, including stock-based compensation, reduced our operating margin collectively by 90 basis points. In fiscal 2016, we also incurred non-recurring charges of approximately $4.6 million related primarily to legal matters. Offsetting these drivers was organic revenue growth of 9.9% and lower occupancy costs.

Fiscal 2015 compared to Fiscal 2014

Operating income increased 9.8% to $331.9 million in fiscal 2015 compared to fiscal 2014. Our operating margin for fiscal 2015 was 33.0%, up from 32.8% in fiscal 2014. Operating margin in fiscal 2015 was negatively impacted by a $3.2 million pre-tax charge related to changes in the senior leadership of our sales teams and a $3.0 million pre-tax charge primarily related to the vesting of performance-based equity instruments. Operating income in fiscal 2014 included $3.0 million of pre-tax charges related to vesting of performance-based equity instruments and the settlement of a legal claim. Excluding these charges, our fiscal 2015 adjusted operating margin was 33.6% compared to the fiscal 2014 adjusted operating margin of 33.2%. Revenue growth of 9.4% and net foreign currency benefits totaling of $11.2 million aided our current year operating margin expansion.

Operating Income by Segment

	Years ended August 31,
(in thousands)	2016	2015	2014
U.S.	$165,251	$172,980	$165,004
Europe	131,410	116,310	100,937
Asia Pacific	$53,015	42,628	36,278
Consolidated	$349,676	$331,918	$302,219

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific. This structure helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments, so the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Fiscal 2016 compared to Fiscal 2015

U.S. operating income decreased 4.5% to $165.3 million during fiscal 2016 compared to $173.0 million a year ago. The decrease in U.S. operating income is attributed to employee compensation growth, non-recurring charges of $4.4 million and $8.3 million of incremental amortization expense from Portware, partially offset by revenue growth of 11.3%. Employee compensation increased primarily due to a 7.6% increase in the U.S. employee headcount year over year. The non-recurring charges were related primarily to legal matters.

European operating income increased 13.0% to $131.4 million during fiscal 2016 compared to $116.3 million a year ago. The increase in European operating income was due to revenue growth of 10.4% and benefits from a stronger U.S. dollar. The impact of foreign currency increased European operating income by $5.1 million year over year.

Asia Pacific operating income increased 24.4% to $53.0 million during fiscal 2016 compared to $42.6 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 22.8% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $6.5 million year over year. Employee compensation increased due to a 19.3% increase in the Asia Pacific employee headcount year over year.

Fiscal 2015 compared to Fiscal 2014

Operating income from our U.S. business advanced 4.8% to $173.0 million during fiscal 2015 compared to $165.0 million in fiscal 2014. The increase in operating income was primarily attributable to $54.1 million of incremental revenues and a decrease in computer depreciation, partially offset by a rise in employee compensation expense. U.S. revenue growth was driven by increases in the number of users and clients of FactSet within the U.S., a rise in sales of our PA suite of products, continued demand for our proprietary content, $5.2 million of incremental revenue from the acquisition of Code Red and a strong performance by our U.S. investment management sales team. Excluding the acquired Code Red workforce, U.S. employee headcount increased 7.0% over fiscal 2014, leading to higher employee compensation costs during fiscal 2015. Computer-related expenses decreased due to the transition to more efficient and cost-effective servers in our data centers in addition to the continued use of fully depreciated servers.

European operating income increased 15.2% during fiscal 2015 to $116.3 million due to revenue growth of 10.6% and the effects of favorable foreign currency fluctuations on our expense base, partially offset by increases in employee compensation, third-party data costs and occupancy expenses. The higher employee compensation costs were due to a 17.5% increase in headcount over fiscal 2014. The increase in occupancy costs, which includes rent expense, was due to an increase in leased space in London. Finally, the increased third-party data costs were due to the increased number of users year over year.

Asia Pacific operating income increased 17.5% to $42.6 million compared to $36.3 million in fiscal 2014. The increase was due to incremental revenues of $8.2 million and the effects of favorable foreign currency fluctuations on our expense base, partially offset by higher employee compensation. The higher employee compensation costs were due an 11.0% increase in headcount from fiscal 2014.

Income Taxes, Net Income and Diluted Earnings per Share

	Years ended August 31,
(in thousands)	2016	2015	2014
Provision for income taxes	$122,178	$92,703	$91,921
Net income	$338,815	$241,051	$211,543
Diluted earnings per common share	$8.19	$5.71	$4.92

Income Taxes

Fiscal 2016 compared to Fiscal 2015

The fiscal 2016 provision for income taxes was $122.2 million, up 31.8% from the same period a year ago. In the fourth quarter of fiscal 2016, the Company recognized tax expense of $30.8 million related to the gain on sale of the Company’s Market Metrics business. Excluding tax expense from the gain, the provision for income taxes was $91.4 million in fiscal 2016, a decrease of 1.4% from fiscal 2015, primarily due to income tax benefits from the permanent reenactment of the U.S. Federal R&D Tax Credit in December 2015, finalizing prior year tax returns and other discrete items. Overall, we recognized income tax benefits of $10.5 million in fiscal 2016 compared to $6.5 million in the same period in fiscal 2015. Offsetting the tax benefits and excluding the gain on sale was an increase in taxable income of $14.8 million.

Fiscal 2015 compared to Fiscal 2014

The fiscal 2015 provision for income taxes was $92.7 million, up from $91.9 million in fiscal 2014. The 0.9% increase was due to a 10.0% increase in pre-tax income offset by the reenactment of the U.S. Federal R&D tax credit in December 2014. The reenactment of the credit was retroactive to January 1, 2014 and extended through the end of the 2014 calendar year. The reenactment resulted in a discrete income tax benefit of $5.1 million during fiscal 2015. Additionally, we recognized tax benefits of $3.7 million related to finalizing prior year tax returns and other discrete tax items.

Net Income and Diluted Earnings per Share

Fiscal 2016 compared to Fiscal 2015

Net income increased 40.6% to $338.8 million and diluted earnings per share increased 43.4% to $8.19 during fiscal 2016 compared to fiscal 2015. A large component of the increase in net income and diluted earnings per share during fiscal 2016 was an after-tax gain of $81.7 million related to the sale of the Market Metrics business. The gain increased diluted earnings per share by $2.01. Excluding the after-tax gain on sale, net income increased 6.7% in fiscal 2016 compared to fiscal 2015, while diluted EPS was $6.18. The increase year over year was primarily due to organic ASV growth of 8.8% and tax benefits of $10.5 million related to the permanent reenactment of the U.S. Federal R&D tax credit and finalizing prior years’ tax returns and other discrete items. These increases were partially offset by incremental employee compensation expense due to the hiring of 1,015 net new employees (including 166 employees from acquisitions completed in the last 12 months). Additionally, Portware’s operations reduced our operating margin by 120 basis points in fiscal 2016. In fiscal 2016 we also incurred non-recurring charges of approximately $3.3 million, after-tax, related primarily to legal matters. During fiscal 2016, foreign currency movements increased operating income by $11.6 million compared to a benefit of $11.2 million in the same period of fiscal 2015.

Fiscal 2015 compared to Fiscal 2014

Net income increased 13.9% to $241.1 million and diluted earnings per share increased 16.1% to $5.71 during fiscal 2015 compared to fiscal 2014. Drivers of the increase in net income and earnings per share during fiscal 2015 included revenue growth of 9.4%, income tax benefits of $8.8 million, foreign currency benefits of $4.0 million and a decrease in diluted shares outstanding of 1.7%. These net income drivers were partially offset by incremental employee compensation expense within cost of services due to the hiring of 721 net new employees in fiscal 2015 and after-tax charges of $2.2 million and $2.1 million related to changes in the senior leadership of our sales teams and the vesting of performance-based equity instruments, respectively.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Years ended August 31,
(in thousands)	2016	2015	2014
Net cash provided by operating activities	$331,140	$306,442	$265,023
Capital expenditures (1)	(47,740)	(25,682)	(17,743)
Free cash flow (2)	$283,400	$280,760	$247,280
Net cash used in investing activities	$(158,408)	$(64,877)	$(70,708)
Net cash used in financing activities	$(91,002)	$(187,326)	$(276,729)
Cash and cash equivalents at end of year	$228,407	$158,914	$116,378

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Fiscal 2016 compared to Fiscal 2015

Cash and cash equivalents aggregated to $228.4 million, or 22.4% of our total assets at August 31, 2016, compared with $158.9 million, or 21.6% of our total assets at August 31, 2015. Our cash and cash equivalents increased $69.5 million during fiscal 2016 due to cash provided by operations of $331.1 million, $153.1 million in proceeds from the sale of the Company’s Market Metrics business, $56.9 million in proceeds from the exercise of employee stock options, $265.0 million in proceeds from long-term debt and $18.2 million in tax benefits from share-based payment arrangements. These cash inflows were partially offset by $262.9 million in cash paid to acquire Portware, $356.8 million in share repurchases, dividend payments of $74.2 million, capital expenditures of $47.7 million and purchases of investments, net of proceeds, of $0.9 million.

Free cash flow for fiscal 2016 was $283.4 million. Free cash flow generated during fiscal 2016 was attributable to $338.8 million of net income, including an after-tax gain on sale of $81.7 million, $50.6 million of positive working capital changes and $58.3 million in non-cash expenses less $47.7 million in capital expenditures. Free cash flow generated in the last twelve months was up $2.6 million from the comparable year ago period due to higher levels of net income and the timing of payables and accrued compensation, offset by incremental capital expenditures.

Net cash used in investing activities was $158.4 million in fiscal 2016, representing a $93.5 million increase from fiscal 2015. This increase was primarily due to our acquisition of Portware in the first quarter of fiscal 2016 which resulted in a net cash outflow of $262.9 million compared to a net cash outflow of $34.8 million for acquisitions occurring in fiscal 2015. Additionally, cash used in investing activities increased year over year due to an increase in capital expenditures, primarily due to the fit-out of new space in New York, Chicago and the expansion of our corporate headquarters in Norwalk. These cash outflows were partially offset by net proceeds of $153.1 million from the sale of our Market Metrics business and an increase in proceeds from the sales of investments (net of purchases) of $3.5 million year over year.

During fiscal 2016, net cash used in financing activities was $91.0 million compared to $187.3 million in fiscal 2015. The year over year decrease in cash used was primarily due to proceeds from long-term debt of $265.0 million, offset by an increase in cash used in share repurchases of $100.6 million, lower proceeds and tax benefits from stock options exercised of $25.4 million, and an increase in payments of regular quarterly dividends of $7.7 million. The proceeds from long-term debt related to additional borrowings under the Second Amendment (defined in Capital Needs) to our credit agreement dated February 6, 2015 (the “Credit Agreement”) used to fund our acquisition of Portware on October 16, 2015. Cash used in share repurchases increased year over year as we repurchased 1.5 million shares for $232.3 million under the existing share repurchase program and 0.6 million shares for $120.0 million related to the ASR Agreement entered into in July 2016. We repurchased 1.7 million shares for $252.8 million in fiscal 2015 under the existing share repurchase program. Dividend payments increased as our Board of Directors approved a 13.6% increase in the regular quarterly dividend to $0.50 per share, or $2.00 per share per annum, beginning with the dividend payment in June 2016.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of August 31, 2016, our total cash and cash equivalents worldwide was $228.4 million, with $300.0 million in outstanding borrowings. Approximately $28.8 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $161.9 million in Europe (predominantly within the UK and France) and the remaining $37.7 million is held in the Asia Pacific region. As of August 31, 2016, we believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Fiscal 2015 compared to Fiscal 2014

Cash and cash equivalents aggregated to $158.9 million or 21.6% of our total assets at August 31, 2015, compared with $116.4 million or 17.5% of our total assets August 31, 2014. Our cash and cash equivalents increased $42.5 million during fiscal 2015 due to cash provided by operations of $306.4 million, $71.5 million in proceeds from the exercise of employee stock options, $35.0 million in proceeds from long-term debt and $28.9 million in tax benefits from share-based payment arrangements. These cash inflows were partially offset by $34.8 million in cash paid to acquire businesses, $252.8 million in share repurchases, dividend payments of $66.6 million, capital expenditures of $25.7 million and purchases of investments, net of proceeds, of $4.4 million.

Free cash flow for fiscal 2015 was $280.8 million, exceeding net income by 16%. Free cash flow generated during fiscal 2015 was attributable to $241.1 million of net income, $37.6 million of positive working capital changes and $27.8 million in non-cash expenses less $25.7 million in capital expenditures. Working capital improvements were derived from lower income tax payments and increased accounts payable and accrued expenses due to the timing of payments partially offset by a rise in accounts receivable compared to the prior year. The rise in accounts receivable was due to our year over year revenue growth. Our accounts receivable balance as of August 31, 2015, rose by only 5.2% compared with August 31, 2014, while revenue growth grew by 9.4% year over year. This lesser percentage increase was primarily due to a decrease in our days sales outstanding (“DSO”), which declined to 33 days as of August 31, 2015, compared to 34 days as of August 31, 2014.

Net cash used in investing activities was $64.9 million during fiscal 2015, a decrease of $5.8 million over fiscal 2014 due to a $12.1 million decrease in cash used in business acquisitions and a $1.7 million increase in proceeds from sales of short-term investments, net of purchases, partially offset by a $7.9 million increase in cash used for capital expenditures.

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

Capital Resources

Capital Expenditures

Capital expenditures were $47.7 million during fiscal 2016, up from $25.7 million a year ago. Approximately $27.7 million, or 58%, of our capital expenditures related to the build out of office space including $15.1 million at our New York location, $3.9 million at our Chicago location and $1.4 million at our corporate headquarters in Norwalk. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Capital expenditures were $25.7 million during fiscal 2015, up from $17.7 million in fiscal 2014. Approximately $13.8 million, or 54%, of our capital expenditures during fiscal 2015 were for purchase of computer equipment, including more servers for our existing data centers, purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment. The remaining 46% of our capital expenditures were used to build out our offices primarily in New York, Texas and the Philippines during fiscal 2015.

Capital Needs

Long-Term Debt

On February 6, 2015, we entered into a Credit Agreement between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which we could request borrowings. The Credit Agreement also allowed us to arrange for additional borrowings for an aggregate amount of up to $265.0 million, provided that any such request for additional borrowings was in a minimum amount of $25.0 million.

For purposes of funding our acquisition of Code Red on February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. On September 21, 2015, we amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment”) in order to fund our acquisition of Portware, which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which totaled $300.0 million as of August 31, 2016) is September 21, 2018. The Second Amendment also allows us, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. On October 26, 2016, we borrowed an additional $65.0 million for general corporate purposes.

The $300.0 million borrowed under the Credit Agreement bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as Long-term debt within the Consolidated Balance Sheet at August 31, 2016. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. Interest on the Loan is payable quarterly in arrears and on the maturity date. During fiscal 2016 and 2015, we paid approximately $3.1 million and $0.1 million, respectively, in interest on our outstanding Loan amount. The principal balance is payable in full on the maturity date.

As of August 31, 2016, we owed no commitment fees since we borrowed the full amount of the Credit Agreement. Other fees incurred, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized to interest expense over the term of the Loan (three years) using the effective interest method. The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires us to maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA, below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the Credit Agreement as of August 31, 2016.

As of August 31, 2016, the fair value of our long-term debt was $300.0 million, which we believe approximates the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.0 million of standby letters of credit have been issued in connection with various current leased office spaces as of August 31, 2016. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2016 and 2015, we were in compliance with all covenants contained in the standby letters of credit.

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

As of August 31, 2016, our non-U.S. dollar denominated revenues expected to be recognized over the next 12 months were estimated to be $20.0 million while our non-U.S. dollar denominated expenses were estimated to be $213.3 million, which translates into a net foreign currency exposure of $193.3 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 71% of our employees were located as of August 31, 2016. During fiscal 2016, foreign currency movements decreased operating income by $11.6 million, compared to $11.2 million a year ago.

Foreign Currency Hedges

As of August 31, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the first quarter of fiscal 2019.

As of August 31, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £23.1 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

There were no other outstanding foreign currency forward contracts as of August 31, 2016. A loss on derivatives of $0.5 million was recorded into operating income during fiscal 2016, compared to a loss of $0.6 million in fiscal 2015.

Off-Balance Sheet Arrangements

At August 31, 2016 and 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

In fiscal 2016, we repurchased 1.5 million shares for $232.3 million under the existing share repurchase program compared to 1.7 million shares for $252.8 million under the existing share repurchase program during fiscal 2015. In July 2016, we entered into an ASR Agreement to repurchase $120.0 million of our common stock. We received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with FactSet receiving an additional 102,916 shares of its common stock. In conjunction with the ASR Agreement, in May 2016, our Board of Directors approved a $165.0 million expansion of the existing share repurchase program. Including the expansion, $197.0 million remained available for future share repurchases as of August 31, 2016.

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

The following table summarizes our significant contractual obligations as of August 31, 2016 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods:

	Payments due by period
(in millions)	2017	2018-2019	2020-2021	2022 and thereafter	Total
Operating lease obligations(1)	$30.4	$62.9	$44.0	$148.8	$286.1
Purchase commitments(2)	62.7	4.8	—	—	67.5
Loan outstanding(3)	—	300.0	—	—	300.0
Total contractual obligations by period(4)	$93.1	$367.7	$44.0	$148.8	$653.6

(1)

Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. For more information on our operating leases, see Note 19, Commitments and Contingencies, in the Notes to the Company’s Consolidated Financial Statements included in Item 8.

(2)

Purchase commitments represent payments due in future periods in respect of obligations to our various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services.

(3)	Represents the amount due under the Company’s Loan under its Revolving Credit Facility.

(4)

Non-current income taxes payable of $8.8 million and non-current deferred tax liabilities of $1.7 million have been excluded in the table above due to uncertainty regarding the timing of future payments.

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

As disclosed earlier in the Capital Resources section of this MD&A, we borrowed $35.0 million in the form of a Eurodollar rate loan to fund the acquisition of Code Red in February 2015, and $265.0 million in the form of a Eurodollar rate loan to fund the acquisition of Portware in October 2015. The maturity date on all outstanding loan amounts is September 21, 2018, and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as Long-term debt within our Consolidated Balance Sheet at August 31, 2016.

Dividends

On May 6, 2016, our Board of Directors approved a 13.6% increase in the regular quarterly dividend beginning with the dividend payment in June 2016 which was $0.50 per share, or $2.00 per share per annum. With our dividends and our share repurchases, in the aggregate, we have returned $431.0 million to shareholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors we considered relevant and is subject to final determination by our Board of Directors.

During fiscal years 2016 and 2015, our Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014

All of the above cash dividends were paid from existing cash resources. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors we considered relevant and is subject to final determination by our Board of Directors.

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

July 2012 Performance-based Option Grant Review

In July 2012, we granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. Through the fourth quarter of fiscal 2016, four of the growth targets as outlined within the terms of the grant were achieved. As such, 80%, or 193,256, of the options granted have vested. As of August 31, 2016, the fifth tranche is expected to vest on August 31, 2017, resulting in unamortized stock-based compensation expense of $0.3 million to be recognized over the remaining vesting period of 1.0 year. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Fifth 20% (current expectation)	$(1,290)	$310

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, we granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet for the options to be eligible to vest.

Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a two year measurement period ending February 28, 2017. As of August 31, 2016, total unamortized stock-based compensation of $1.3 million will be recognized as expense over the remaining vesting period of 2.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(820)	$—
10%	$(704)	$183
40%	$(352)	$732
70% (current expectation)	$—	$1,281
100%	$352	$1,828

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

The remaining 68,761 options are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. As of August 31, 2016, total unamortized stock-based compensation of $0.7 million will be recognized as expense over the remaining vesting period of 2.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(469)	$—
10%	$(352)	$183
40% (current expectation)	$—	$732
70%	$352	$1,281
100%	$704	$1,828

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

October 2015 and August 2016 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, we granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2016, we do not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
50%	$2,144	$10,106
70%	$3,002	$14,148
100%	$4,288	$20,212

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

We granted 20,911 additional performance-based stock options to Portware employees in the fourth quarter of fiscal 2016. Similar to the October 2015 grant, these performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2016, we do not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
50%	$8	$492
70%	$12	$688
100%	$17	$984

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

Accrued Compensation

We make significant estimates in determining our accrued compensation. Approximately 15% of our total employee compensation is variable and discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates on a quarterly basis and adjusts accrual rates as appropriate. As of August 31, 2016 and 2015 the amount of the variable employee compensation recorded within accrued compensation was $38.2 million and $38.6 million, respectively.

Goodwill and Intangible Assets

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we are required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. Our reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting we use to manage our business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The impairment test requires management to make judgments in connection with these reporting units, including assigning assets, liabilities, goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

Our impairment analysis contains uncertainties as it requires management to make assumptions and apply judgment to estimate industry and economic factors including market conditions, legal and technological factors and the profitability of our business strategies. It is our policy to conduct impairment testing based on our current business strategies taking into consideration present industry and economic conditions, as well as future expectations. We have not made any material changes in our impairment analysis methodology during the past three fiscal years. While we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses, we may be exposed to an impairment charge that could be material if actual results are not consistent with our estimates and assumptions. Future events could cause us to conclude that indicators of impairment do exist and that goodwill associated with our previous acquisitions is impaired, which could result in an impairment loss in our Consolidated Statements of Income and a write-down of the related asset.

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2016, consistent with previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. The carrying value of goodwill as of August 31, 2016 and 2015, was $452.9 million and $308.3 million, respectively.

Our identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into our operations. Depending on the nature of the intangible asset, it is amortized on either a straight-line or an accelerated basis using estimated useful lives ranging from two to twenty years. These useful lives are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. There were no adjustments to the useful lives of intangible assets subject to amortization during any of the periods presented. These intangible assets have no assigned residual values as of August 31, 2016 and 2015.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No impairment of intangible assets has been identified during any of the periods presented. Our ongoing consideration of the recoverability could result in impairment charges in the future, which could adversely affect our results of operations. The carrying value of intangible assets as of August 31, 2016 and 2015, was $93.2 million and $40.1 million, respectively.

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment if impairment indicators are present, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described here, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2016 and 2015, was $84.6 million and $59.3 million, respectively.

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

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities deductions. Our annual effective tax rate was 26.5%, 27.8% and 30.3% in fiscal 2016, 2015 and 2014, respectively.

We recognize the benefit of an income tax position only if it is more likely than not that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. We will classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment of cash within one year. Additionally, we accrue interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements.

As of August 31, 2016, we had gross unrecognized tax benefits totaling $8.8 million, including $1.3 million of accrued interest, recorded as Taxes Payable (non-current) within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. If recognized, the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the Consolidated Statements of Income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. For this reason, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Approximately 82.6% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment management clients. Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 17.4% of our ASV. A significant portion of these revenues relate to services deployed by the largest banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1 Item 1A, Risk Factors, of this Annual Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Annual Report to reflect actual results or future events or circumstances.

Business Outlook

The following forward-looking statements reflect our expectations as of September 27, 2016. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2017 Expectations

●	Revenues are expected to range between $286 million and $292 million.

●	GAAP operating margin is expected to range between 31.0% and 32.0%. Adjusted operating margin is expected to range between 32.5% and 33.5%.

●	The annual effective tax rate is expected to range between 28.0% and 29.0%.

●	GAAP diluted EPS should range between $1.62 and $1.66. Adjusted EPS is expected to range between $1.68 and $1.72. The midpoint of the adjusted EPS range represents 14.5% growth over the prior year.

Dividend Payment

On August 5, 2016, we declared a regular quarterly dividend of $0.50 per share. The cash dividend of $20.0 million was paid on September 20, 2016, to common stockholders of record on August 31, 2016 using our existing cash generated by operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $20.0 million while our non-U.S. dollar denominated expenses are $213.3 million, which translates into a net foreign currency exposure of $193.3 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of August 31, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the first quarter of fiscal 2019.

As of August 31, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £23.1 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion

There were no other outstanding foreign currency forward contracts as of August 31, 2016. A loss on derivatives of $0.5 million was recorded into operating income in fiscal 2016, compared to a loss of $0.6 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2016. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $7.1 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of August 31, 2016, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2016, would result in a decrease in operating income by $18.2 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2016 would increase the fair value of total assets by $29.5 million and equity by $26.6 million.

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

Interest Rate Risk

Cash and Cash Equivalents

The fair market value of our cash and investments at August 31, 2016, was $252.6 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt

As of August 31, 2016, the fair value of our long-term debt was $300.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to 0.75% plus the Eurodollar rate, which is equal to one-month LIBOR. During fiscal 2016 we paid $3.1 million in interest on our outstanding Loan amount compared to $0.1 million in the prior year. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.8 million change in our annual interest expense.

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

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting as of August 31, 2016, and issued a report (see below).

The Audit Committee of the Board of Directors, which consists solely of independent non-employee directors, is responsible for overseeing the functioning of the accounting system and related controls and the preparation of annual financial statements. The Audit Committee periodically meets with management and the independent accountants to review and evaluate their accounting, auditing and financial reporting activities and responsibilities, including management’s assessment of internal control over financial reporting. The independent registered public accounting firm has full and free access to the Audit Committee and has met with the committee, with and without management present.

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of FactSet’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission except for the internal controls of Portware LLC which constituted 2.1% of net assets as of August 31, 2016 and 3.4% of revenues for the year then ended . Based on this evaluation, management concluded that FactSet’s internal control over financial reporting was effective as of August 31, 2016. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on FactSet’s internal control over financial reporting, which is included in their report on page 46.

/s/ F. PHILIP SNOW	/s/ MAURIZIO NICOLELLI

F. Philip Snow	Maurizio Nicolelli
Chief Executive Officer	Senior Vice President, Chief Financial Officer
October 31, 2016	October 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. as of August 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FactSet Research Systems Inc. at August 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FactSet Research Systems Inc.'s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 31, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

October 31, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited FactSet Research Systems Inc.’s internal control over financial reporting as of August 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FactSet Research Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Portware, LLC, which is included in the 2016 consolidated financial statements of FactSet Research Systems Inc. and constituted 2.1% of net assets as of August 31, 2016 and 3.4% of revenues for the year then ended. Our audit of internal control over financial reporting of FactSet Research Systems Inc. also did not include an evaluation of the internal control over financial reporting of Portware, LLC.

In our opinion, FactSet Research Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2016, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

October 31, 2016

FactSet Research Systems Inc.

Consolidated Statements of Income

	Years ended August 31,
(In thousands, except per share data)	2016	2015	2014
Revenues	$1,127,092	$1,006,768	$920,335
Operating expenses
Cost of services	487,409	405,339	353,686
Selling, general and administrative	290,007	269,511	264,430
Total operating expenses	777,416	674,850	618,116
Operating income	349,676	331,918	302,219

Other income (expense)
Gain on sale of business	112,453	—	—
Interest (expense), net of interest income	(1,136)	1,836	1,245
Total other income	111,317	1,836	1,245

Income before income taxes	460,993	333,754	303,464
Provision for income taxes	122,178	92,703	91,921
Net income	$338,815	$241,051	$211,543

Basic earnings per common share	$8.29	$5.80	$4.98
Diluted earnings per common share	$8.19	$5.71	$4.92

Basic weighted average common shares	40,880	41,572	42,436
Diluted weighted average common shares	41,365	42,235	42,970

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Comprehensive Income

	Years ended August 31,
(In thousands)	2016	2015	2014
Net income	$338,815	$241,051	$211,543

Other comprehensive (loss) income, net of tax
Net unrealized (loss) gain on cash flow hedges*	(857)	(868)	5,357
Foreign currency translation adjustments	(23,644)	(25,263)	7,895
Other comprehensive (loss) income	(24,501)	(26,131)	13,252
Comprehensive income	$314,314	$214,920	$224,795

* The unrealized (loss) gain on cash flow hedges disclosed above was net of tax benefit (expense) of $498, $512 and ($3,193) for the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Balance Sheets

	August 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash and cash equivalents	$228,407	$158,914
Investments	24,217	23,497
Accounts receivable, net of reserves of $1,521 and $1,580 at August 31, 2016 and 2015, respectively	97,797	95,064
Prepaid taxes	—	4,808
Deferred taxes	3,158	2,105
Prepaid expenses and other current assets	15,697	19,786
Total current assets	369,276	304,174

Property, equipment and leasehold improvements, at cost	253,274	213,279
Less accumulated depreciation and amortization	(168,652)	(154,015)
Property, equipment and leasehold improvements, net	84,622	59,264

Goodwill	452,915	308,287
Intangible assets, net	93,161	40,052
Deferred taxes	13,406	20,599
Other assets	5,781	4,295
TOTAL ASSETS	$1,019,161	$736,671

LIABILITIES
Accounts payable and accrued expenses	$45,836	$33,880
Accrued compensation	51,036	44,916
Deferred fees	33,247	38,488
Deferred taxes	291	562
Taxes payable	7,781	3,755
Dividends payable	20,019	18,179
Total current liabilities	158,210	139,780

Long-term debt	300,000	35,000
Deferred taxes	1,708	1,697
Taxes payable	8,782	6,776
Deferred rent and other non-current liabilities	33,080	21,834
TOTAL LIABILITIES	$501,780	$205,087
Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,150,978 and 50,328,423 shares issued; 40,038,225 and 41,316,902 shares outstanding at August 31, 2016 and 2015, respectively	512	503
Additional paid-in capital	623,195	542,355
Treasury stock, at cost: 11,112,753 and 9,011,521 shares at August 31, 2016 and 2015, respectively	(1,321,700)	(988,873)
Retained earnings	1,283,927	1,021,651
Accumulated other comprehensive loss	(68,553)	(44,052)
TOTAL STOCKHOLDERS’ EQUITY	$517,381	$531,584
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,019,161	$736,671

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Cash Flows

	Years ended August 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$338,815	$241,051	$211,543
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,052	31,349	34,435
Stock-based compensation expense	29,793	26,371	22,891
Gain on sale of business	(112,453)	—	—
Deferred income taxes	4,528	(969)	(1,028)
Loss (gain) on sale of assets	8	(34)	(62)
Tax benefits from share-based payment arrangements	(18,205)	(28,948)	(11,955)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(3,541)	(4,300)	(13,299)
Accounts payable and accrued expenses	5,525	8,123	(2,903)
Accrued compensation	3,961	3,516	1,953
Deferred fees	700	53	3,594
Taxes payable, net of prepaid taxes	30,270	30,437	23,309
Prepaid expenses and other assets	7	(4,523)	(1,535)
Deferred rent and other non-current liabilities	13,674	4,322	(1,672)
Other working capital accounts, net	6	(6)	(248)
Net cash provided by operating activities	331,140	306,442	265,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(262,909)	(34,758)	(46,873)
Proceeds from sale of business, net	153,137	—	—
Purchases of investments	(18,137)	(24,264)	(20,415)
Proceeds from sales of investments	17,241	19,827	14,323
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(47,740)	(25,682)	(17,743)
Net cash used in investing activities	(158,408)	(64,877)	(70,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(74,218)	(66,551)	(61,007)
Repurchase of common stock	(356,828)	(256,217)	(279,829)
Proceeds from debt	265,000	35,000	—
Debt issuance costs	(12)	(32)	—
Proceeds from employee stock plans	56,851	71,526	52,152
Tax benefits from share-based payment arrangements	18,205	28,948	11,955
Net cash used in financing activities	(91,002)	(187,326)	(276,729)

Effect of exchange rate changes on cash and cash equivalents	(12,237)	(11,703)	2,165
Net increase (decrease) in cash and cash equivalents	69,493	42,536	(80,249)
Cash and cash equivalents at beginning of period	158,914	116,378	196,627
Cash and cash equivalents at end of period	$228,407	$158,914	$116,378

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$87,513	$64,750	$67,152

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$20,019	$18,179	$16,299
Stock issued for acquisition of business	$—	$2,991	$—

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Years ended August 31,
(In thousands)	2016	2015	2014
COMMON STOCK
Balance, beginning of year	$503	$491	$481
Common stock issued for employee stock plans	9	12	10
Balance, end of year	$512	$503	$491

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$542,355	$413,754	$326,869
Common stock issued for employee stock plans	57,784	72,381	52,039
Stock-based compensation expense	29,793	26,371	22,891
Tax benefits from share-based payment arrangements	18,205	28,948	11,955
Accelerated share repurchase	(24,000)	—	—
Stock-based compensation adjustment associated with disposition	(942)	—	—
Stock issued for acquisition of business	—	901	—
Balance, end of year	$623,195	$542,355	$413,754

TREASURY STOCK
Balance, beginning of year	$(988,873)	$(734,746)	$(454,917)
Repurchases of common stock	(328,283)	(253,076)	(275,415)
Stock issued for acquisition of business	—	2,090	—
Purchases of common stock upon restricted stock vesting	(4,544)	(3,141)	(4,414)
Balance, end of year	$(1,321,700)	$(988,873)	$(734,746)

RETAINED EARNINGS
Balance, beginning of year	$1,021,651	$849,504	$700,519
Net income	338,815	241,051	211,543
Dividends	(76,539)	(68,904)	(62,558)
Retirement of treasury stock	—	—	—
Balance, end of year	$1,283,927	$1,021,651	$849,504

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(44,052)	$(17,921)	$(31,173)
Foreign currency translation adjustments	(23,644)	(25,263)	7,895
Net unrealized (loss) gain on cash flow hedges, net of tax	(857)	(868)	5,357
Balance, end of year	$(68,553)	$(44,052)	$(17,921)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$531,584	$511,082	$541,779
Net income	338,815	241,051	211,543
Common stock issued for employee stock plans	57,793	72,393	52,049
Purchases of common stock upon restricted stock vesting	(4,544)	(3,141)	(4,414)
Stock-based compensation expense	29,793	26,371	22,891
Tax benefits from share-based payment arrangements	18,205	28,948	11,955
Repurchases of common stock	(352,283)	(253,076)	(275,415)
Foreign currency translation adjustments	(23,644)	(25,263)	7,895
Stock-based compensation adjustment associated with disposition	(942)	—	—
Stock issued for acquisition of business	—	2,991	—
Net unrealized (loss) gain on cash flow hedges, net of tax	(857)	(868)	5,357
Dividends	(76,539)	(68,904)	(62,558)
Balance, end of year	$517,381	$531,584	$511,082

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and analytical applications for the global investment community. FactSet delivers insight and information to investment professionals through its analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, FactSet supports the workflow of both buy-side and sell-side clients. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers, and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless and off-platform solutions. The Company’s wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Recent additions to FactSet’s offering include a complete services solution focused on verifying, cleaning and loading portfolio data across asset classes, and an execution management system through its acquisition of Portware. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

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

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Balance Sheets as Accounts receivable, net of reserves. Amounts invoiced in advance of client payments that are in excess of earned subscription revenues are reflected on the Consolidated Balance Sheet as Deferred fees. As of August 31, 2016, the amount of accounts receivable that was unbilled totaled $1.1 million, which was billed in fiscal 2017.

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $1.5 million and $1.6 million was recorded as of August 31, 2016 and 2015, respectively, within the Consolidated Balance Sheets as a reduction to accounts receivable.

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

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. Common share equivalents consist of common shares issuable upon the exercise of outstanding share-based compensation awards, including employee stock options and restricted stock. Under the treasury stock method, the exercise price paid by the optionee, future stock-based compensation expense that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital (“APIC”) when the award becomes deductible are assumed to be used to repurchase shares.

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

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) and certificates of deposit are classified as Level 2. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2016 or 2015.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and corporate money market funds with original maturities of three months or less and are reported at fair value. The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Investments

Investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments (short-term) on the Consolidated Balance Sheets. These certificates of deposit are held for investment and are not debt securities. The Company’s investments are associated with its purchase of certificates of deposits in India with maturities of less than twelve months from the date of purchase. Interest income earned from the certificates of deposit during fiscal 2016, 2015 and 2014 were $1.6 million, $2.0 million and $1.2 million, respectively. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2016 and 2015.

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

Goodwill

The Company is required to test goodwill for impairment annually, or more frequently if impairment indicators occur. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. FactSet has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2016, consistent with the timing of previous years, at which time it was determined that there were no indications of impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value.

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

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Approximately 15% of the Company’s employee incentive compensation programs are discretionary. At the end of each fiscal year, FactSet conducts a final review of both Company and individual performance within each department to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2016 and 2015, was $38.2 million and $38.6 million, respectively.

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

Foreign Currency Translation

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in AOCL as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $67.3 million and $43.7 million at August 31, 2016 and 2015, respectively.

Income and Deferred Taxes

Income tax expense is based on taxable income determined in accordance with currently enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. FactSet recognizes the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, FactSet accrues interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements. As of August 31, 2016, the Company had gross unrecognized tax benefits totaling $8.8 million, including $1.3 million of accrued interest, recorded as Taxes Payable (non-current) on the Consolidated Balance Sheet.

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

Reporting Discontinued Operations

In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update was effective for FactSet beginning in the first quarter of fiscal 2016 and did not have a material impact on its consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

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

Simplification Guidance on Debt Issuance Costs

In April 2015, the FASB issued an accounting standard update which changes the presentation of debt issuance costs in the applicable financial statements. Under the accounting standard update, an entity should present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2017. This new accounting standard update will not have a material impact on the Company’s consolidated financial statements.

In August 2015, the FASB issued an accounting standard update to amend the previous guidance issued in April 2015 and address debt issuance costs related to line-of-credit arrangements. The accounting standard update allows an entity to present debt issuance costs related to a line-of-credit as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement. This accounting standard update did not impact the effective date of the previously issued guidance and it will not have a material impact on the Company’s consolidated financial statements.

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

Cash Flow Simplification

In August 2016, the FASB issued an accounting standard update which simplifies how certain transactions are classified in the statement of cash flows. This includes revised guidance on the cash flow classification of debt prepayments and debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investments. The guidance is intended to reduce diversity in practice across all industries. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of August 31, 2016, have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2016 or 2015.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2016 and 2015:

	Fair Value Measurements at August 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$92,765	$—	$—	$92,765
Certificates of deposit (2)	—	24,217	—	24,217
Derivative instruments (3)	—	869	—	869
Total assets measured at fair value	$92,765	$25,086	$—	$117,851

Liabilities
Derivative instruments (3)	$—	$2,791	$—	$2,791
Total liabilities measured at fair value	$—	$2,791	$—	$2,791

	Fair Value Measurements at August 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$89,443	$—	$—	$89,443
Certificates of deposit (2)	—	23,497	—	23,497
Derivative instruments (3)	—	1,035	—	1,035
Total assets measured at fair value	$89,443	$24,532	$—	$113,975

Liabilities
Derivative instruments (3)	$—	$1,602	$—	$1,602
Total liabilities measured at fair value	$—	$1,602	$—	$1,602

(1)

The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in Cash and cash equivalents within the Consolidated Balance Sheets.

(2)

The Company’s certificates of deposit held for investment are not debt securities and are classified as Level 2. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as Investments (short-term) within the Consolidated Balance Sheets.

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During fiscal 2016 and 2015, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of August 31, 2016 and 2015, the fair value of the Company’s long-term debt was $300.0 million and $35.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of AOCL and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during fiscal 2016 or 2015, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of August 31, 2016, FactSet maintained the following foreign currency forward contracts to hedge its British Pound Sterling and Indian Rupee exposures:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the first quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in thousands, in U.S. dollars)	August 31, 2016	August 31, 2015	August 31, 2016	August 31, 2015
British Pound Sterling	$33,280	$15,831	$(2,791)	$280
Euro	—	20,263	—	143
Indian Rupee	58,410	56,320	869	(990)
Total	$91,690	$92,414	$(1,922)	$(567)

As of August 31, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £23.1 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments:

Designation of Derivatives (in thousands)	Balance Sheet Location	August 31, 2016	August 31, 2015
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$163	$1,035
	Other assets	$706	$—

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$2,791	$—
	Deferred rent and other non-current liabilities	$—	$1,602

All derivatives were designated as hedging instruments as of August 31, 2016 and 2015, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the each of the three fiscal years ended August 31,

(in thousands):	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)			Location of Loss	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2016	2015	2014	Reclassified from AOCL into Income (Effective Portion)	2016	2015	2014
Foreign currency forward contracts	$(1,806)	$(1,939)	$8,294	SG&A	$(451)	$(559)	$(260)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of August 31, 2016, FactSet estimates that $2.6 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of August 31, 2016 and 2015, respectively, information related to these offsetting arrangements was as follows:

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
August 31, 2016	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$869	$—	$869
Fair value of liabilities	(2,791)	—	(2,791)
Total	$(1,922)	$—	$(1,922)

	Derivatives Offset in Consolidated Balance Sheets
August 31, 2015	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,040	$(5)	$1,035
Fair value of liabilities	(1,607)	5	(1,602)
Total	$(567)	$—	$(567)

6. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income during the fiscal years ended August 31, 2016, 2015 and 2014 are as follows:

	August 31, 2016		August 31, 2015		August 31, 2014
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(23,644)	$(23,644)	$(25,263)	$(25,263)	$7,895	$7,895
Realized loss on cash flow hedges reclassified to earnings (1)	451	284	559	352	260	164
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(1,806)	(1,141)	(1,939)	(1,220)	8,294	5,193
Other comprehensive (loss) income	$(24,999)	$(24,501)	$(26,643)	$(26,131)	$16,449	$13,252

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	August 31, 2016	August 31, 2015
Accumulated unrealized losses on cash flow hedges, net of tax	$(1,215)	$(358)
Accumulated foreign currency translation adjustments	(67,338)	(43,694)
Total accumulated other comprehensive loss	$(68,553)	$(44,052)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of executives who directly report to the CEO, comprising the Chief Financial Officer, Chief Operating Officer, Global Head of Sales, General Counsel, Chief Human Resources Officer and three senior directors in charge of product strategy. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

FactSet’s operating segments are aligned with how the Company, including its CODMG, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; the U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively. The accounting policies of the segments are the same as those described in the Note 3, Summary of Significant Accounting Policies.

The European segment is headquartered in London, England and maintains office locations in France, Germany, Ireland, Italy, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $452.9 million of goodwill reported by the Company at August 31, 2016, 81% was recorded in the U.S. segment, 18% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) Year Ended August 31, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$755,492	$277,682	$93,918	$1,127,092
Segment operating profit	165,251	131,410	53,015	349,676
Total assets	654,796	279,864	84,501	1,019,161
Depreciation and amortization	31,529	4,220	2,303	38,052
Stock-based compensation	25,776	3,459	558	29,793
Capital expenditures	38,631	4,092	5,017	47,740

Year Ended August 31, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$678,774	$251,522	$76,472	$1,006,768
Segment operating profit	172,980	116,310	42,628	331,918
Total assets	427,990	239,689	68,992	736,671
Depreciation and amortization	23,645	5,135	2,569	31,349
Stock-based compensation	23,006	2,991	374	26,371
Capital expenditures	22,459	460	2,763	25,682

Year Ended August 31, 2014	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$624,642	$227,395	$68,298	$920,335
Segment operating profit	165,004	100,937	36,278	302,219
Total assets	362,255	239,654	61,303	663,212
Depreciation and amortization	25,574	5,656	3,205	34,435
Stock-based compensation	20,288	2,231	372	22,891
Capital expenditures	16,047	647	1,049	17,743

GEOGRAPHIC INFORMATION - The following table sets forth information for those countries that are 10% or more of revenues:

	Years ended August 31,

(in thousands)	2016	2015	2014
Revenues(1)
United States	$755,492	$678,774	$624,642
United Kingdom	154,902	144,769	131,848
All other European countries	122,780	106,753	95,547
Asia Pacific	93,918	76,472	68,298
Total revenues	$1,127,092	$1,006,768	$920,335

(1)	Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area:

	At August 31,

(in thousands)	2016	2015	2014
Long-lived Assets(1)
United States	$70,646	$49,923	$46,294
United Kingdom	5,772	3,655	4,669
All other European countries	1,018	1,322	2,267
Asia Pacific	7,186	4,364	4,411
Total long-lived assets	$84,622	$59,264	$57,641

(1)	Long-lived assets consist of property, equipment and leasehold improvements, net of accumulated depreciation and amortization and exclude goodwill, intangible assets, deferred taxes and other assets.

8. BUSINESS COMBINATIONS

Portware LLC

On October 16, 2015, FactSet acquired Portware LLC (“Portware”) for a total purchase price of $263.6 million. At the time of acquisition, Portware employed 166 individuals in its New York, London, Hong Kong, and Hyderabad, India offices. Portware is a global provider of multi-asset trade automation solutions for mega and large asset managers. With the acquisition of Portware, FactSet now offers a platform that it expects will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. This factor contributed to a purchase price in excess of fair value of Portware’s net tangible and intangible assets, leading to the recognition of goodwill. Total transaction costs related to the acquisition were $0.7 million for the year ended August 31, 2016. These transaction expenses were recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the fourth quarter of fiscal 2016. There were no significant adjustments between the preliminary and final allocation. The total purchase price was allocated to Portware’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

Based upon the purchase price and the valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$9,656
Amortizable intangible assets
Software technology	43,000
Client relationships	27,000
Non-compete agreements	3,500
Trade name	2,000
Goodwill	187,378
Total assets acquired	$272,534
Liabilities assumed	(8,951)
Net assets acquired	$263,583

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

Goodwill totaling $187.4 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired and is included in the U.S. segment. Approximately 77% of the total goodwill generated from the Portware acquisition is deductible for income tax purposes. The results of operations of Portware have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on October 16, 2015. Pro forma information has not been presented because the effect of the Portware acquisition is not material to the Company’s consolidated financial results.

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

Goodwill totaling $29.6 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Code Red acquisition is included in the U.S. segment and is not deductible for income tax purposes. The results of operations of Code Red have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on February 6, 2015 and the results did not have a material impact on fiscal 2016. Pro forma information has not been presented because the effect of the Code Red acquisition was not material to the Company’s consolidated financial results.

9. DISPOSITIONS

During the third quarter of fiscal 2016, the Company entered into a definitive stock purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell its market research business, consisting of Market Metrics LLC and Matrix-Data Limited (collectively “Market Metrics” or the “disposal group”) and associated assets (the “Transaction”). On July 1, 2016, FactSet completed the Transaction and received $165.0 million in cash, less estimated working capital and certain adjustments set forth in the Purchase Agreement, including a $9.7 million bonus adjustment amount. The Company recognized a gain on sale of $81.7 million, net of tax of $30.8 million, which is recorded within other income (expense) in the Consolidated Statements of Income.

The Company assessed the Transaction and the disposal group and determined that the sale does not represent a strategic shift in its business that has a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation. The results of the disposal group through the date the Transaction closed are reported within the U.S. segment (for Market Metrics LLC) and the European segment (for Matrix-Data Limited).

10. GOODWILL

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2016 and 2015 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2014	$179,434	$103,032	$3,142	$285,608
Acquisitions and other adjustments	32,435	—	—	32,435
Foreign currency translations	—	(9,307)	(449)	(9,756)
Balance at August 31, 2015	$211,869	$93,725	$2,693	$308,287
Acquisitions and other adjustments	187,352	—	—	187,352
Disposition	(31,741)	(665)	—	(32,406)
Foreign currency translations	—	(10,780)	462	(10,318)
Balance at August 31, 2016	$367,480	$82,280	$3,155	$452,915

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2016, consistent with the timing of previous years, at which time it was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. During fiscal 2016 the Company acquired goodwill of $187.4 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets from the Portware acquisition completed in October 2015.

11. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of the Company’s acquired intangible assets at August 31, 2016 was 11.3 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no changes to the estimate of the remaining useful lives during fiscal years 2016, 2015 and 2014. Amortizable intangible assets are tested for impairment, if indicators are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

During fiscal 2016, $75.5 million of intangible assets were acquired with a weighted average useful life of 10.7 years. The details of the intangible assets acquired in the Portware acquisition during fiscal 2016 are outlined as follows:

Portware Intangible Assets Allocation (in thousands)	Amortization Period (years)	Acquisition Cost
Software technology	8.0	$43,000
Client relationships	16.0	27,000
Non-compete agreements	7.0	3,500
Trade name	5.0	2,000
Total	10.7	$75,500

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At August 31, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,167	$16,758	$17,409
Client relationships	45,185	16,480	28,705
Software technology	62,560	20,545	42,015
Non-compete agreements	4,344	1,118	3,226
Trade names	2,728	922	1,806
Total	$148,984	$55,823	$93,161

At August 31, 2015 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$39,911	$16,667	$23,244
Client relationships	27,873	18,241	9,632
Software technology	21,203	15,042	6,161
Non-compete agreements	1,058	637	421
Trade names	1,614	1,020	594
Total	$91,659	$51,607	$40,052

Amortization expense recorded for intangible assets during fiscal years 2016, 2015 and 2014 was $14.8 million, $8.2 million and $8.5 million, respectively. As of August 31, 2016, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2017	$13,997
2018	13,156
2019	12,196
2020	11,745
2021	10,456
Thereafter	31,611
Total	$93,161

12. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	August 31,
(in thousands)	2016	2015
Leasehold improvements	$103,238	$92,427
Computers and related equipment	110,661	87,732
Furniture and fixtures	39,375	33,120

Subtotal	$253,274	$213,279
Less accumulated depreciation and amortization	(168,652)	(154,015)
Property, equipment and leasehold improvements, net	$84,622	$59,264

Depreciation expense was $23.3 million, $23.1 million and $25.9 million for fiscal years 2016, 2015 and 2014, respectively.

13. COMMON STOCK AND EARNINGS PER SHARE

On May 6, 2016, FactSet’s Board of Directors approved a 13.6% increase in the regular quarterly dividend from $0.44 to $0.50 per share, or $2.00 per share per annum.

Shares of common stock outstanding were as follows:

	Years ended August 31,
(in thousands)	2016	2015	2014
Balance, beginning of year (September 1)	41,317	41,793	43,324
Common stock issued for employee stock plans	823	1,213	959
Repurchases of common stock	(2,102)	(1,689)	(2,490)
Balance, end of year (August 31)	40,038	41,317	41,793

A reconciliation of the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the year ended August 31, 2016
Basic EPS
Income available to common stockholders	$338,815	40,880	$8.29
Diluted EPS
Dilutive effect of stock options and restricted stock		485
Income available to common stockholders plus assumed conversions	$338,815	41,365	$8.19
For the year ended August 31, 2015
Basic EPS
Income available to common stockholders	$241,051	41,572	$5.80
Diluted EPS
Dilutive effect of stock options and restricted stock		663
Income available to common stockholders plus assumed conversions	$241,051	42,235	$5.71
For the year ended August 31, 2014
Basic EPS
Income available to common stockholders	$211,543	42,436	$4.98
Diluted EPS
Dilutive effect of stock options and restricted stock		534
Income available to common stockholders plus assumed conversions	$211,543	42,970	$4.92

Dilutive potential common shares consist of stock options and unvested restricted stock. There were 507,658 and 88,090 stock options excluded from the fiscal 2016 and 2015 calculations of diluted EPS, respectively, because their inclusion would have been anti-dilutive. There were no stock options excluded from the fiscal 2014 calculation of diluted EPS.

As of August 31, 2016, 2015 and 2014, 782,843, 478,945 and 380,653, respectively, performance-based stock options were excluded from the calculation of diluted EPS. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria is considered probable of being met.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

At August 31, 2016 and 2015, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At August 31, 2016 and 2015, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 51,150,978 and 50,328,423 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At August 31, 2016 and 2015, there were 11,112,753 and 9,011,521 shares of treasury stock (at cost) outstanding, respectively. As a result, 40,038,225 and 41,316,902 shares of FactSet common stock were outstanding at August 31, 2016 and 2015, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During fiscal 2016, the Company repurchased 1,478,000 shares for $232.3 million. During fiscal 2015, the Company repurchased 1,689,337 shares for $252.8 million. Additionally, in July 2016, the Company entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $120.0 million of FactSet’s common stock. The Company received 595,607 shares of common stock on July 5, 2016 which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with FactSet receiving an additional 102,916 shares of its common stock. In conjunction with the ASR Agreement, in May 2016, the Company’s Board of Directors approved a $165.0 million expansion of the existing share repurchase program.

At August 31, 2016, $197.0 million remained authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the share repurchase program and it is expected that share repurchases will be paid for using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During fiscal 2016, 69,244 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2016 (less 27,625 shares repurchased from employees at a cost of $4.5 million to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2015, 94,870 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2015 (less 23,192 shares repurchased from employees at a cost of $3.1 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014
August 14, 2014	$0.39	Regular (cash)	August 29, 2014	$16,299	September 16, 2014
May 5, 2014	$0.39	Regular (cash)	May 30, 2014	$16,386	June 17, 2014
February 11, 2014	$0.35	Regular (cash)	February 28, 2014	$14,827	March 18, 2014
November 14, 2013	$0.35	Regular (cash)	November 29, 2013	$15,046	December 17, 2013

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

15. STOCK OPTION AND RETIREMENT PLANS

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

Stock Option Activity

In fiscal years 2016, 2015 and 2014, stock options to purchase 1,195,649, 828,652 and 391,478 shares of common stock, respectively, were granted to existing employees and non-employee directors of the Company. These options have a weighted average grant date exercise price of $168.14, $141.79 and $106.73 for fiscal years 2016, 2015 and 2014, respectively.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2013	4,729	$75.95
Granted – non performance-based	174	$103.36
Granted – performance-based	203	$109.56
Granted – non-employee Directors grant	14	$107.65
Exercised	(789)	$57.56
Forfeited(1)	(849)	$91.98
Balance at August 31, 2014	3,482	$79.67
Granted – non performance-based	677	$140.49
Granted – performance-based	138	$148.52
Granted – non-employee Directors grant	14	$138.48
Exercised	(1,060)	$63.03
Forfeited	(134)	$106.01
Balance at August 31, 2015	3,117	$100.71
Granted – non performance-based	622	$171.18
Granted – performance-based	551	$165.59
Granted – non-employee Directors grant	23	$146.82
Exercised	(681)	$71.52
Forfeited	(268)	$113.70
Balance at August 31, 2016	3,364	$129.54

(1)

In November 2012, FactSet granted 1,011,510 performance-based employee stock options. Based upon the actual growth in both organic ASV and diluted EPS during the two fiscal years ended August 31, 2014, 20% of the shares became eligible to vest on August 31, 2014 and the remaining were recorded as forfeitures in August 2014.

Stock Options Outstanding and Exercisable

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2016 (in thousands, except per share data and the weighted average remaining years of contractual life):

			Outstanding				Exercisable
Range of Exercise Prices Per Share			Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$58.78	–	$91.06	463	3.0	$81.54	$44,676	335	$78.00	$33,511
$92.22	–	$92.22	534	6.2	$92.22	$45,823	369	$92.22	$31,664
$94.84	–	$110.31	419	5.8	$98.76	$33,213	251	$96.14	$20,555
$131.31	–	$152.10	717	8.4	$138.39	$28,421	2	$138.48	$79
$152.15	–	$165.37	702	9.0	$164.78	$9,301	13	$164.90	$171
$166.74	–	$175.20	529	9.2	$174.91	$1,649	—	$—	$—

Total Fiscal 2016			3,364	7.2	$129.54	$163,083	970	$89.42	$85,980

Prior Year Amounts	August 31, 2015		August 31, 2014
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	3,117	$100.71	3,482	$79.67
Exercisable at fiscal year end	1,352	$78.70	1,899	$68.78

The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2016 and 2015 was $86.0 million and $107.1 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $178.03 at August 31, 2016 and the exercise price multiplied by the number of options exercisable as of that date. The weighted average remaining contractual life of stock options exercisable at August 31, 2016 and 2015 was 4.5 years and 3.9 years, respectively. The total pre-tax intrinsic value of stock options exercised during fiscal 2016, 2015 and 2014 was $60.8 million, $92.7 million and $44.0 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. Through the fourth quarter of fiscal 2016, four of the growth targets as outlined within the terms of the grant were achieved. As such, 80%, or 193,256, of the options granted have vested. As of August 31, 2016, the fifth tranche is expected to vest on August 31, 2017, resulting in unamortized stock-based compensation expense of $0.3 million to be recognized over the remaining vesting period of 1.0 year. A change in the actual financial performance levels achieved by StreetAccount in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
Fifth 20% (current expectation)	$(1,290)	$310

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. These performance-based options are eligible to vest four years from date of grant if certain Code Red ASV and operating margin targets are achieved over the measurement period. The option holders must also remain employed by FactSet for the options to be eligible to vest.

Of the total grant, 68,761 performance-based options are eligible for vesting based on achieving the growth targets over a two year measurement period ending February 28, 2017. As of August 31, 2016, total unamortized stock-based compensation of $1.3 million will be recognized as expense over the remaining vesting period of 2.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(820)	$—
10%	$(704)	$183
40%	$(352)	$732
70% (current expectation)	$—	$1,281
100%	$352	$1,828

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

The remaining 68,761 options are eligible to cliff vest based on a four year measurement period ending February 28, 2019. As of August 31, 2016, total unamortized stock-based compensation of $0.7 million will be recognized as expense over the remaining vesting period of 2.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(469)	$—
10%	$(352)	$183
40% (current expectation)	$—	$732
70%	$352	$1,281
100%	$704	$1,828

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

October 2015 and August 2016 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2016, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
50%	$2,144	$10,106
70%	$3,002	$14,148
100%	$4,288	$20,212

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

FactSet granted 20,911 additional performance-based stock options to Portware employees in the fourth quarter of fiscal 2016. Similar to the October 2015 grant, these performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2016, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
50%	$8	$492
70%	$12	$688
100%	$17	$984

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2016.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

In fiscal years 2016, 2015 and 2014, FactSet granted 97,319, 54,862 and 204,124 restricted stock awards to employees of the Company, respectively. These awards have a weighted average grant date fair value of $159.64, $138.23 and $101.95 for fiscal years 2016, 2015 and 2014, respectively.

As of August 31, 2016, a total of 262,220 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $20.9 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.3 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2013	358	$80.43
Granted (restricted stock and stock units)	204	$101.95
Vested(1)	(135)	$84.48
Canceled/forfeited	(59)	$86.39
Balance at August 31, 2014	368	$89.77
Granted (restricted stock and stock units)	55	$138.23
Vested(2)	(95)	$70.94
Canceled/forfeited	(15)	$101.04
Balance at August 31, 2015	313	$103.34
Granted (restricted stock and stock units)	97	$159.64
Vested(3)	(69)	$85.04
Canceled/forfeited	(79)	$112.51
Balance at August 31, 2016	262	$126.27

(1)

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

(2)

The 94,870 restricted stock awards that vested during fiscal 2015 were comprised of: 53,495 of awards granted on October 23, 2009, which cliff vested 60% after three years (on October 23, 2012) and 40% after five years (on October 23, 2014); 14,683 restricted stock awards that were granted on April 8, 2013, which cliff vest 20% annually upon the anniversary date of the grant; 17,228 awards relating to restricted stock granted on February 9, 2010; and 9,464 restricted stock awards that were previously granted between November 2013 and November 2014.

(3)

The 69,244 restricted stock awards that vested during fiscal 2016 were comprised of: 37,079 of awards relating to restricted stock granted on November 8, 2010 (remaining 40%) and 14,683 restricted stock awards that were granted on April 8, 2013, which cliff vest 20% annually upon the anniversary date of the grant. Additionally, 17,482 awards vested related to other grants.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2013	3,116	107
Granted – non performance-based options	(174)	—
Granted – performance-based options	(203)	—
Granted – non-employee Directors grant	—	(14)
Restricted stock awards granted(1)	(510)	—
Share-based awards canceled/forfeited(2)	993	9
Balance at August 31, 2014	3,222	102
Granted – non performance-based options	(677)	—
Granted – performance-based options	(138)	—
Granted – non-employee Directors grant	—	(14)
Restricted stock awards granted(1)	(137)	—
Share-based awards canceled/forfeited(2)	171	—
Balance at August 31, 2015	2,441	88
Granted – non performance-based options	(622)	—
Granted – performance-based options	(551)	—
Granted – non-employee Directors grant	—	(22)
Restricted stock awards granted(1)	(243)	—
Share-based awards canceled/forfeited(2)	466	—
Balance at August 31, 2016	1,491	66

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During fiscal 2016, employees purchased 73,072 shares as compared to 63,265 shares in fiscal 2015 and 74,889 shares in fiscal 2014. At August 31, 2016, 408,544 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established its 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $9.7 million, $8.6 million, and $7.7 million in matching contributions to employee 401(k) accounts during fiscal 2016, 2015 and 2014, respectively.

16. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $29.8 million, $26.4 million and $22.9 million in fiscal 2016, 2015 and 2014, respectively. As of August 31, 2016, $70.8 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.4 years. There was no stock-based compensation capitalized as of August 31, 2016 and 2015, respectively.

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

Q2 2016	4,073 non performance-based employee stock options were granted at an exercise price of $150.81 and an estimated fair value of $40.51 per share.
Q3 2016	103,903 non performance-based employee stock options were granted at an exercise price of $152.10 and an estimated fair value of $40.57 per share.
Q4 2016	20,911 performance-based employee stock options were granted at an exercise price of $171.22 and an estimated fair value of $47.82 per share.
Q1 2015	462,913 non performance-based employee stock options were granted at a weighted average exercise price of $131.31 and a weighted average estimated fair value of $37.67 per share.
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

The weighted average estimated fair value of employee stock options granted during fiscal 2016, 2015 and 2014 was determined using the binomial model with the following weighted average assumptions:

	2016			2015			2014
Term structure of risk-free interest rate	0.07%	-	2.1%	0.01%	-	2.3%	0.01%	-	2.6%
Expected life (years)	7.3	–	8.1	5.8	–	9.4	7.6	–	7.8
Term structure of volatility	21%	-	30%	20%	-	31%	23%	-	33%
Dividend yield			1.09%			1.32%			1.35%
Weighted average estimated fair value			$46.08			$41.87			$29.64
Weighted average exercise price			$168.55			$141.84			$106.69
Fair value as a percentage of exercise price			27.3%			29.5%			27.8%

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

Fiscal 2016

On January 15, 2016, FactSet granted 22,559 stock options to the Company’s non-employee Directors, including a one-time new Director grant of 2,417 for Laurie Siegel, who was elected to FactSet’s Board of Directors on December 15, 2015. All of the options granted on January 15, 2016, have a weighted average estimated fair value of $31.03 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Fiscal 2016

●	90,180 shares of restricted stock with a fair value of $159.13 were granted on October 16, 2015.

●	2,309 shares of restricted stock with a fair value of $169.71 were granted on November 2, 2015.

●	631 shares of restricted stock with a fair value of $168.96 were granted on November 2, 2015.

●	255 shares of restricted stock with a fair value of $146.20 were granted on May 2, 2016.

●	3,944 shares of restricted stock with a fair value of $164.77 were granted on August 1, 2016.

Fiscal 2015

●	9,384 restricted stock units with a fair value of $127.88 were granted on November 3, 2014.

●	841 shares of restricted stock with a fair value of $124.18 were granted on November 3, 2014.

●	15,070 shares of restricted stock with a fair value of $132.71 were granted on December 17, 2014.

●	1,724 restricted stock units with a fair value of $145.01 were granted on February 9, 2015.

●	21,294 shares of restricted stock with a fair value of $140.88 were granted on February 9, 2015.

●	397 shares of restricted stock with a fair value of $151.50 were granted on May 1, 2015.

●	448 shares of restricted stock with a fair value of $153.89 were granted on May 1, 2015.

●	5,704 shares of restricted stock with a fair value of $157.84 were granted on July 31, 2015.

Fiscal 2014

●	7,744 restricted stock units with a fair value of $103.30 were granted on September 17, 2013.

●	153,972 shares of restricted stock with a fair value of $102.22 were granted on November 1, 2013.

●	30,144 shares of restricted stock with a fair value of $102.84 were granted on December 23, 2013.

●	12,264 restricted stock units with a fair value of $95.45 were granted on February 3, 2014.

Employee Stock Purchase Plan Fair Value Determinations

During fiscal 2016, employees purchased 73,072 shares at a weighted average price of $131.14 compared to 63,265 shares at a weighted average price of $122.76 in fiscal 2015 and 74,889 shares at a weighted average price of $89.28 in fiscal 2014. Stock-based compensation expense recorded during fiscal 2016, 2015 and 2014 relating to the employee stock purchase plan was $1.9 million, $1.5 million and $1.3 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during fiscal years 2016, 2015 and 2014, were $26.87, $24.05 and $17.76 per share, respectively, with the following weighted average assumptions:

	2016	2015	2014
Risk-free interest rate	0.22%	0.03%	0.04%
Expected life (months)	3	3	3
Expected volatility	10.7%	16.3%	9.8%
Dividend yield	1.18%	1.15%	1.38%

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

17. INCOME TAXES

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Provision for Income Taxes

The provision for income taxes is as follows:

	Years ended August 31,
(in thousands)	2016	2015	2014
U.S. operations	$353,434	$263,411	$242,839
Non-U.S. operations	107,559	70,343	60,625
Income before income taxes	$460,993	$333,754	$303,464

U.S. operations	$106,671	$88,147	$81,998
Non-U.S. operations	15,507	4,556	9,923
Total provision for income taxes	$122,178	$92,703	$91,921
Effective tax rate	26.5%	27.8%	30.3%

The components of the provision for income taxes consist of the following:

	Years ended August 31,
(in thousands)	2016	2015	2014
Current
U.S. federal	$97,703	$82,885	$77,368
U.S. state and local	4,917	4,419	3,972
Non-U.S.	15,030	6,368	10,350
Total current taxes	$117,650	93,672	$91,690

Deferred
U.S. federal	$3,915	$720	$547
U.S. state and local	136	123	111
Non-U.S.	477	(1,812)	(427)
Total deferred taxes	$4,528	$(969)	$231
Total provision for income taxes	$122,178	$92,703	$91,921

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2016		2015		2014
Tax at U.S. Federal statutory tax rate	35.0%		35.0%		35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	1.5		1.6		1.8
Foreign income at other than U.S. rates	(5.0)	(1)	(3.0)		(2.9)
Domestic production activities deduction	(1.5)		(2.2)		(2.1)
Income tax benefits from R&D tax credits	(3.6)		(2.7)		(1.1)
Income tax benefits from foreign tax credits	(0.2)		(0.3)		(0.4)
Other, net	0.3		(0.6)		—
Effective tax rate	26.5%	(2)	27.8%	(3)	30.3%

(1)	Includes a portion of the gain from the sale of the Market Metrics business that was not taxable in the UK

(2)

The fiscal 2016 effective tax rate of 26.5% includes income tax benefits of $10.5 million primarily from the permanent reenactment of the U.S. Federal R&D Tax Credit (the “R&D tax credit”) in December 2015, finalizing prior year tax returns and other discrete items. The reenactment of the R&D tax credit was retroactive to January 1, 2015, and eliminates the yearly uncertainty surrounding the extension of the credit.

(3)

The fiscal 2015 effective tax rate of 27.8% includes income tax benefits of $8.8 million primarily from the reenactment of the R&D tax credit in December 2014, finalizing prior year tax returns and other discrete items.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded within the Consolidated Balance Sheets were as follows:

	At August 31,
(in thousands)	2016	2015
Current
Receivable reserve	$531	$541
Deferred rent	1,022	794
Other	1,605	770
Net current deferred tax assets	$3,158	$2,105
Non-current
Depreciation on property, equipment and leasehold improvements	$5,194	$10,880
Deferred rent	9,626	5,108
Stock-based compensation	19,927	17,562
Purchased intangible assets, including acquired technology	(24,645)	(17,533)
Other	3,304	4,582
Net non-current deferred tax assets	$13,406	$20,599
Total deferred tax assets	$16,564	$22,704

The significant components of deferred tax liabilities that are recorded within the Consolidated Balance Sheets were as follows:

	At August 31,
(in thousands)	2016	2015
Current
Other	$291	$562
Net current deferred tax liabilities	$291	$562
Non-current
Purchased intangible assets, including acquired technology	$1,666	$1,886
Other	42	(189)
Net non-current deferred tax liabilities	$1,708	$1,697
Total deferred tax liabilities	$1,999	$2,259

A provision has not been made for additional U.S. Federal taxes as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at August 31, 2016 and 2015. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of August 31, 2016, the Company had gross unrecognized tax benefits totaling $8.8 million, including $1.3 million of accrued interest, recorded as Taxes Payable (non-current) on the Consolidated Balance Sheet. As of August 31, 2015, the Company had gross unrecognized tax benefits totaling $6.8 million, including $1.3 million of accrued interest, recorded as Taxes Payable (non-current) on the Consolidated Balance Sheet. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest charges of less than $0.2 million in each of the fiscal years ended August 31, 2016, 2015 and 2014, respectively.

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

The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized income tax benefits at August 31, 2013	$5,435
Additions based on tax positions related to the current year	921
Additions for tax positions of prior years	628
Statute of limitations lapse	(717)
Reductions from settlements with taxing authorities	(766)
Unrecognized income tax benefits at August 31, 2014	$5,501
Additions based on tax positions related to the current year	962
Additions for tax positions of prior years	1,122
Statute of limitations lapse	(809)
Unrecognized income tax benefits at August 31, 2015	$6,776
Additions based on tax positions related to the current year	1,779
Additions for tax positions of prior years	1,436
Statute of limitations lapse	(1,209)
Unrecognized income tax benefits at August 31, 2016	$8,782

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2016, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013 through 2016
State (various)	2010 through 2016

Europe
United Kingdom	2013 through 2016
France	2012 through 2016

18. DEBT

FactSet’s debt obligations consisted of the following:

	At August 31,
(in thousands)	2016	2015
2015 Revolving Credit Facility (maturity date of September 21, 2018)	$300,000	$35,000
Total Outstanding Debt	$300,000	$35,000

On February 6, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which the Company could request borrowings. The Credit Agreement also allowed FactSet to arrange for additional borrowings for an aggregate amount of up to $265.0 million, provided that any such request for additional borrowings was in a minimum amount of $25.0 million. For purposes of funding its acquisition of Code Red on February 6, 2015, FactSet borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. The Loan bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.50%. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR.

On September 21, 2015, the Company amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment”) in order to fund FactSet’s acquisition of Portware which closed on October 16, 2015. The maturity date on all outstanding loan amounts (which totaled $300.0 million as of August 31, 2016) is September 21, 2018. There are no prepayment penalties if the Company elects to prepay the outstanding loan amounts prior to the scheduled maturity date. The Second Amendment also allows FactSet, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. The Second Amendment adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%. On October 26, 2016, the Company amended the Credit Agreement to borrow an additional $65.0 million (the “Third Amendment”) for general corporate purposes. The interest rate for the borrowing under the Third Amendment was equal to the Eurodollar rate plus 0.75%.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at August 31, 2016. Interest on the Loan is payable quarterly in arrears and on the maturity date. During fiscal years ended August 31, 2016 and 2015, the Company paid approximately $3.1 million and $0.1 million in interest on its outstanding Loan amount, respectively. The principal balance is payable in full on the maturity date.

As of August 31, 2016, no commitment fee was owed by FactSet since it borrowed the full amount under the Credit Agreement. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of August 31, 2016.

19. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At August 31, 2016, FactSet leased approximately 1,072,000 square feet of office space under various non-cancelable operating leases which expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of Selling, General & Administrative expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of August 31, 2016 are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments
2017	$30,445
2018	32,453
2019	30,422
2020	24,751
2021	19,306
Thereafter	148,766
Total	$286,143

During fiscal 2016, 2015 and 2014, rent expense (including operating costs) for all operating leases amounted to $43.2 million, $38.6 million and $37.7 million, respectively. At August 31, 2016 and 2015, deferred rent reported within the Consolidated Balance Sheets totaled $34.4 million and $20.9 million, of which $31.2 million and $18.4 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $1.0 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of August 31, 2016. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2016 and 2015, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2016 and 2015, the Company had total purchase commitments with suppliers of $67.5 million and $65.2 million, respectively.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at August 31, 2016, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

Income Taxes

Uncertain income tax positions are accounted for in accordance with applicable accounting guidance (see Note 17). FactSet is currently under audit by tax authorities and has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated settlements with, these tax authorities. The Company believes that the final outcome of these examinations or settlements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period FactSet determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

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

20. RISKS AND CONCENTRATIONS OF CREDIT RISK

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

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of FactSet’s cash and investments at August 31, 2016 was $252.6 million. The Company’s cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. The Company’s investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within the Consolidated Balance Sheet. It is anticipated that the fair market value of its cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of FactSet’s cash and investment policy. Pursuant to established investment guidelines, the Company tries to achieve high levels of credit quality, liquidity and diversification. Its investment guidelines do not permit FactSet to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because the Company has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and investments have been significantly impacted by current market events.

Debt - As of August 31, 2016, the fair value of FactSet’s long-term debt was $300.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of FactSet’s debt will continue to be immaterially affected by fluctuations in interest rates and it does not believe that the value of its debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to 0.75% plus the Eurodollar rate, which is equal to one-month LIBOR. During the years ended August 31, 2016 and 2015, we recorded interest expense of $3.1 million and $0.1 million, respectively, on the outstanding Loan amount. Assuming all terms of the Company’s outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.8 million change in its annual interest expense.

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet's total revenues in any fiscal year presented. At August 31, 2016, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total subscriptions, consistent with August 31, 2015. At August 31, 2016 and 2015, the receivable reserve was $1.5 million and $1.6 million, respectively.

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

21. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for each of the quarterly periods in the years ended August 31, 2016 and 2015. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Fiscal 2016 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$270,504	$281,796	$287,501	$287,291
Cost of services	$114,736	$123,911	$124,602	$124,160
Selling, general and administrative	$68,460	$72,541	$73,609	$75,397
Operating income	$87,308	$85,344	$89,290	$87,734
Net income	$59,965	$67,763	$66,781	$144,306
Diluted earnings per common share(1)	$1.43	$1.63	$1.62	$3.55
Weighted average common shares (diluted)	42,063	41,536	41,189	40,673

(1)	Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the fiscal year.

Fiscal 2015 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$242,676	$247,792	$254,522	$261,779
Cost of services	$97,543	$99,516	$100,686	$107,595
Selling, general and administrative	$64,873	$67,628	$68,480	$68,531
Operating income	$80,260	$80,648	$85,356	$85,653
Net income	$55,860	$61,598	$61,409	$62,184
Diluted earnings per common share(1)	$1.32	$1.46	$1.45	$1.48
Weighted average common shares (diluted)	42,340	42,306	42,297	41,995

(1)	Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the fiscal year.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In October 2015, FactSet acquired Portware, LLC (“Portware”). Refer to Note 8, Business Combinations, in the Notes to the Consolidated Financial Statements for further discussion of the acquisition. The Company is currently in the process of integrating the internal controls and procedures of Portware into its internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, FactSet will include the internal controls and procedures of Portware in its annual assessment of the effectiveness of its internal control over financial reporting for the 2017 fiscal year.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2016, except for the internal controls of Portware which constituted 2.1% of net assets and 3.4% of revenues as included in FactSet’s Consolidated Financial Statements for the year ended August 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of August 31, 2016.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to FactSet’s directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding its Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 31, 2016, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to FactSet’s executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 31, 2016, all of which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and all members of its finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers,” is posted on FactSet’s website, along with the charters of committees of its Board of Directors. The Internet address for the Company’s Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance.” All employees, officers and directors are also subject to FactSet’s “Code of Business Conduct and Ethics,” also posted on the “Corporate Governance” page of the website and the same information is available in print free of charge to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters at 601 Merritt 7, Norwalk, Connecticut 06851.

The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on its website, at the address and general location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to FactSet’s executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 31, 2016, all of which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in the definitive Proxy Statement dated October 31, 2016, all of which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the caption “Corporate Governance” contained in the definitive Proxy Statement dated October 31, 2016, all of which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 31, 2016, all of which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

 The Index to Consolidated Financial Statements under Item 8 on page 44 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years ended August 31, 2016, 2015 and 2014 (in thousands):

Receivable reserve and billing adjustments(1)	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-offs, Net of Recoveries	Balance at End of Year
2016	$1,580	$1,917	$1,976	$1,521
2015	$1,662	$2,268	$2,350	$1,580
2014	$1,644	$2,135	$2,117	$1,662

(1)	Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenues.

Additional financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Certificate of Incorporation (1)
3.2	Amendment to the Restated Certificate of Incorporation (2)
3.3	Second Amendment to the Restated Certificate of Incorporation (3)
3.4	Amended and Restated By-laws of FactSet Research Systems Inc. (4)
4	Form of Common Stock (1)
10.2	The FactSet Research Systems Inc. 1996 Stock Option Plan (5)
10.3	The FactSet Research Systems Inc. 2000 Stock Option Plan (6)
10.4	The FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated (7)
10.5	The FactSet Research Systems Inc. 1998 Non-Employee Directors’ Stock Option Plan (8)
10.6	The FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan (9)
10.7	The FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, as Amended and Restated (10)
21	Subsidiaries of FactSet Research Systems Inc.
23	Consent of Ernst & Young LLP
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04238).

(2)	Incorporated by reference to the Company’s annual report on Form 10-K for fiscal year 2001.

(3)	Incorporated by reference to the Company’s periodic report on Form 8-K, filed on December 16, 2011.

(4)	Incorporated by reference to the Company’s periodic report on Form 8-K, filed on December 17, 2013.

(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-22319).

(6)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-56870).

(7)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-171667).

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-59839).

(9)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-156649).

(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-201498).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 31, 2016	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. PHILIP SNOW F. Philip Snow	Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2016

/s/ MAURIZIO NICOLELLI Maurizio Nicolelli	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	October 31, 2016

/s/ MATTHEW J. MCNULTY Matthew J. McNulty	Vice President, Controller (Principal Accounting Officer)	October 31, 2016

/s/ PHILLIP A. HADLEY Philip A. Hadley	Chairman	October 31, 2016

/s/ JAMES J. MCGONIGLE James J. McGonigle	Lead Independent Director	October 31, 2016

/s/ ROBIN A. ABRAMS Robin A. Abrams	Director	October 31, 2016

/s/ SCOTT A. BILLEADEAU Scott A. Billeadeau	Director	October 31, 2016

/s/ MALCOLM FRANK Malcolm Frank	Director	October 31, 2016

/s/ SHEILA B. JORDAN Sheila B. Jordan	Director	October 31, 2016

/s/ JOSEPH E. LAIRD, JR. Joseph E. Laird, Jr.	Director	October 31, 2016

/s/ LAURIE SIEGEL Laurie Siegel	Director	October 31, 2016

/s/ JOSEPH R. ZIMMEL Joseph R. Zimmel	Director	October 31, 2016