Form 10-Q
period 2016-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2017-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2016 was 39,566,297.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended November 30, 2016

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

(In thousands, except per share data)	Three Months Ended November 30,
	2016	2015
Revenues	$288,063	$270,504
Operating expenses
Cost of services	127,250	114,736
Selling, general and administrative	70,494	68,460
Total operating expenses	197,744	183,196

Operating income	90,319	87,308
Other (expense) income	(499)	93
Income before income taxes	89,820	87,401

Provision for income taxes	23,237	27,436
Net income	$66,583	$59,965

Basic earnings per common share	$1.67	$1.45
Diluted earnings per common share	$1.66	$1.43

Basic weighted average common shares	39,827	41,387
Diluted weighted average common shares	40,100	42,063

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

(In thousands)	Three Months Ended November 30,
	2016	2015
Net income	$66,583	$59,965

Other comprehensive loss, net of tax
Net unrealized gain (loss) on cash flow hedges*	447	(416)
Foreign currency translation adjustments	(11,497)	(6,386)
Other comprehensive loss	(11,050)	(6,802)
Comprehensive income	$55,533	$53,163

*For the three months ended November 30, 2016, the unrealized gain on cash flow hedges was net of tax expense of $261. For the three months ended November 30, 2015, the unrealized loss on cash flow hedges was net of tax benefits of $244.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	November 30, 2016	August 31, 2016
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$173,288	$228,407
Investments	20,951	24,217
Accounts receivable, net of reserves of $1,538 at November 30, 2016 and $1,521 at August 31, 2016	109,680	97,797
Deferred taxes	2,695	3,158
Prepaid expenses and other current assets	18,045	15,697
Total current assets	324,659	369,276

Property, equipment and leasehold improvements, at cost	264,378	253,274
Less accumulated depreciation and amortization	(173,940)	(168,652)
Property, equipment and leasehold improvements, net	90,438	84,622

Goodwill	507,656	452,915
Intangible assets, net	109,032	93,161
Deferred taxes	7,314	13,406
Other assets	7,066	5,781
TOTAL ASSETS	$1,046,165	$1,019,161

LIABILITIES
Accounts payable and accrued expenses	$50,526	$45,836
Accrued compensation	16,670	51,036
Deferred fees	32,940	33,247
Deferred taxes	413	291
Taxes payable	15,815	7,781
Dividends payable	19,852	20,019
Total current liabilities	136,216	158,210

Long-term debt	365,000	300,000
Deferred taxes	2,766	1,708
Taxes payable	9,395	8,782
Deferred rent and other non-current liabilities	36,005	33,080
TOTAL LIABILITIES	$549,382	$501,780
Commitments and contingencies (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,461,313 and 51,150,978 shares issued; 39,704,167 and 40,038,225 shares outstanding at November 30, 2016 and August 31, 2016, respectively	515	512
Additional paid-in capital	675,773	623,195
Treasury stock, at cost: 11,757,146 and 11,112,753 shares at November 30, 2016 and August 31, 2016, respectively	(1,430,560)	(1,321,700)
Retained earnings	1,330,658	1,283,927
Accumulated other comprehensive loss	(79,603)	(68,553)
TOTAL STOCKHOLDERS’ EQUITY	$496,783	$517,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,046,165	$1,019,161

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$66,583	$59,965
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,016	8,437
Stock-based compensation expense	6,385	6,462
Deferred income taxes	4,907	2,388
Tax benefits from share-based payment arrangements	(5,511)	(9,083)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(9,985)	1,599
Accounts payable and accrued expenses	2,043	1,056
Accrued compensation	(34,261)	(23,073)
Deferred fees	(3,118)	(2,588)
Taxes payable, net of prepaid taxes	13,786	20,561
Prepaid expenses and other assets	(2,805)	3,998
Deferred rent and other non-current liabilities	3,225	1,255
Other working capital accounts, net	(152)	110
Net cash provided by operating activities	51,113	71,087

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(71,689)	(264,087)
Purchases of investments	(16,700)	(12,131)
Proceeds from sales of investments	19,501	12,423
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(12,537)	(14,385)
Net cash used in investing activities	(81,425)	(278,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(19,867)	(18,053)
Repurchases of common stock	(84,860)	(44,339)
Proceeds from debt	65,000	265,000
Debt issuance costs	—	(12)
Proceeds from employee stock plans	16,685	20,025
Tax benefits from share-based payment arrangements	5,511	9,083
Net cash (used in) provided by financing activities	(17,531)	231,704

Effect of exchange rate changes on cash and cash equivalents	(7,276)	(3,377)
Net (decrease) increase in cash and cash equivalents	(55,119)	21,234
Cash and cash equivalents at beginning of period	228,407	158,914
Cash and cash equivalents at end of period	$173,288	$180,148

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2016

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a provider of integrated financial information and big data analytical applications for the global investment community. The Company delivers insight and information to investment professionals through its analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, FactSet supports the workflow of both the buy-side and sell-side. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers, and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless and off-platform solutions. The Company’s wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The accompanying financial data as of November 30, 2016 and for the three months ended November 30, 2016 and 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with GAAP.

The Company has evaluated subsequent events through the date that the financial statements were issued.

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the beginning of fiscal 2017, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first three months of fiscal 2017 that had a material impact on the consolidated financial statements.

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

Income Taxes on Intra-Entity Transfers of Assets

In October 2016, the FASB issued an accounting standard update which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is intended to reduce diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of November 30, 2016 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s certificates of deposit, mutual funds and derivative instruments are classified as Level 2.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of November 30, 2016 or August 31, 2016.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2016 and August 31, 2016:

	Fair Value Measurements at November 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$53,204	$—	$—	$53,204
Mutual funds (2)	—	7,295	—	7,295
Certificates of deposit (3)	—	13,656	—	13,656
Derivative instruments (4)	—	1,158	—	1,158
Total assets measured at fair value	$53,204	$22,109	$—	$75,313

Liabilities
Derivative instruments (4)	$—	$2,372	$—	$2,372
Total liabilities measured at fair value	$—	$2,372	$—	$2,372

	Fair Value Measurements at August 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$92,765	$—	$—	$92,765
Certificates of deposit (3)	—	24,217	—	24,217
Derivative instruments (4)	—	869	—	869
Total assets measured at fair value	$92,765	$25,086	$—	$117,851

Liabilities
Derivative instruments (4)	$—	$2,791	$—	$2,791
Total liabilities measured at fair value	$—	$2,791	$—	$2,791

(1)

The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in cash and cash equivalents on the Consolidated Balance Sheets.

(2)

The Company’s mutual funds have a fair value based on the fair value of the underlying investments held by the mutual funds allocated to each share of the mutual fund using a net asset value approach. The fair value of the underlying investments is based on observable inputs. As such, the Company’s mutual funds are classified as Level 2 and are classified as investments (short-term) on the Consolidated Balance Sheets.

(3)

The Company’s certificates of deposit held for investment are not debt securities and are classified as Level 2. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as investments (short-term) on the Consolidated Balance Sheets.

(4)

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three months ended November 30, 2016, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of November 30, 2016 and August 31, 2016, the fair value of the Company’s long-term debt was $365.0 million and $300.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first three months of fiscal 2017 and 2016, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of November 30, 2016, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the first quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in U.S. dollars)	November 30, 2016	August 31, 2016	November 30, 2016	August 31, 2016
British Pound Sterling	$24,184	$33,280	$(2,372)	$(2,791)
Indian Rupee	52,110	58,410	1,158	869
Total	$76,294	$91,690	$(1,214)	$(1,922)

As of November 30, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £17.1 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.8 billion.

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

Fair Value of Derivative Instruments

The following table provides the fair value of derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	November 30, 2016	August 31, 2016
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$216	$163
	Other assets	$942	$706

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$2,372	$2,791

All derivatives were designated as hedging instruments as of November 30, 2016 and August 31, 2016, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2016 and 2015:

(in thousands)	Loss Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2016	2015		2016	2015
Foreign currency forward contracts	$(649)	$(605)	SG&A	$(1,357)	$56

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of November 30, 2016, FactSet estimates that approximately $2.2 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2016 and August 31, 2016, information related to these offsetting arrangements was as follows:

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
November 30, 2016	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$1,158	$—	$1,158
Fair value of liabilities	(2,372)	—	(2,372)
Total	$(1,214)	$—	$(1,214)

(in thousands)	Derivatives Offset in Consolidated Balance Sheets
August 31, 2016	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amounts
Fair value of assets	$869	$—	$869
Fair value of liabilities	(2,791)	—	(2,791)
Total	$(1,922)	$—	$(1,922)

6. OTHER COMPREHENSIVE LOSS AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive loss and amounts reclassified out of AOCL into earnings during the three months ended November 30, 2016 and 2015 are as follows:

	November 30, 2016		November 30, 2015
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(11,497)	$(11,497)	$(6,386)	$(6,386)
Realized loss (gain) on cash flow hedges reclassified to earnings (1)	1,357	857	(56)	(35)
Unrealized loss on cash flow hedges recognized in AOCL	(649)	(410)	(605)	(381)
Other comprehensive loss	$(10,789)	$(11,050)	$(7,047)	$(6,802)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	November 30, 2016	August 31, 2016
Accumulated unrealized losses on cash flow hedges, net of tax	$(768)	$(1,215)
Accumulated foreign currency translation adjustments	(78,835)	(67,338)
Total accumulated other comprehensive loss	$(79,603)	$(68,553)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Operating Officer, Global Head of Sales, General Counsel, Chief Human Resources Officer and three senior directors in charge of product strategy. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

FactSet’s operating segments are aligned with how the Company, including its CODMG, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; the U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. Effective September 1, 2016, FactSet realigned certain aspects of its global operations from its U.S. parent company to FactSet UK Limited, a U.K. operating company, to better position FactSet to serve its growing client base outside the U.S. While this realignment allows the Company to further implement strategic corporate objectives and helps achieve operational and financial efficiencies, it does not impact how the CODMG analyzes business performance within the segments.

The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively. The European segment is headquartered in London, England and maintains office locations in France, Germany, Ireland, Italy, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $507.7 million of goodwill reported by the Company at November 30, 2016, 72% was recorded in the U.S. segment, 27% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended November 30, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$190,627	$71,863	$25,573	$288,063
Segment operating profit	40,005	36,584	13,730	90,319
Total assets	698,328	262,523	85,314	1,046,165
Capital expenditures	11,125	491	921	12,537

For the three months ended November 30, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$182,244	$66,979	$21,281	$270,504
Segment operating profit	45,162	30,782	11,364	87,308
Total assets	706,311	238,622	72,754	1,017,687
Capital expenditures	12,891	785	709	14,385

8. BUSINESS COMBINATIONS

Vermilion

On November 8, 2016, FactSet acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $68.4 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a rapidly growing area of the market as regulatory requirements rise and with the acquisition of Vermilion and its Vermilion Reporting Suite (VRS), FactSet now offers a workflow around all elements of the client reporting process that it expects will expand as investors grow increasingly sophisticated. This factor contributed to a purchase price in excess of fair value of Vermilion’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices. Total transaction costs related to the acquisition were $0.7 million and recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statements of Income for the first quarter of fiscal 2017.

The initial purchase price was allocated to Vermilion’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. The purchase price allocation is preliminary, pending a final valuation of the assets and liabilities including intangible assets and the related tax impact of any adjustments to such valuations. Based upon these estimated fair values and the intangible assets valuation, the initial purchase price allocation is as follows:

(in thousands)
Tangible assets acquired	$8,243
Amortizable intangible assets
Software technology	10,916
Client relationships	5,954
Non-compete agreements	806
Trade name	571
Goodwill	51,314
Total assets acquired	$77,804
Liabilities assumed	(9,375)
Net assets acquired	$68,429

Intangible assets of $18.2 million have been allocated to amortizable intangible assets consisting of client relationships, amortized over 15 years using an accelerated amortization method; software technology, amortized over six years using a straight-line amortization method; non-compete agreements, amortized over three years using a straight-line amortization method; and a trade name, amortized over four years using a straight-line amortization method.

Goodwill totaling $51.3 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Vermilion acquisition is included in the European segment and is not deductible for income tax purposes. The results of operations of Vermilion have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on November 8, 2016. Pro forma information has not been presented because the effect of the Vermilion acquisition is not material to the Company’s consolidated financial results.

CYMBA

On September 23, 2016, FactSet completed the acquisition of CYMBA Technologies Limited (“CYMBA”), for a total purchase price of $7.7 million. A U.K.-based company, CYMBA has a solid foundation of core order management system (“OMS”) functionality through its product. The opportunity for FactSet to complement its existing product offerings with an OMS solution contributed to a purchase price in excess of fair value of the CYMBA net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, CYMBA employed 11 individuals in its London office. Total transaction costs related to the acquisition were $0.2 million and recorded within SG&A expenses in the Consolidated Statements of Income in the first quarter of fiscal 2017.

Portware LLC

On October 16, 2015, FactSet acquired Portware LLC (“Portware”) for a total purchase price of $263.6 million. Portware is a global provider of multi-asset trade automation solutions for mega and large asset managers. With the acquisition of Portware, FactSet now offers a platform that it expects will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. This factor contributed to a purchase price in excess of fair value of Portware’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Portware employed 166 individuals in its New York, London, Hong Kong, and Hyderabad, India offices. Total transaction costs related to the acquisition were $0.7 million in fiscal 2016. These transaction expenses were recorded within SG&A expenses in the Consolidated Statements of Income.

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

9. DISPOSITIONS

During the third quarter of fiscal 2016, the Company entered into a definitive stock purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell its market research business, consisting of Market Metrics LLC and Matrix-Data Limited (collectively “Market Metrics” or the “disposal group”) and associated assets (the “Transaction”). On July 1, 2016, FactSet completed the Transaction and received $165.0 million in cash, less estimated working capital and certain adjustments set forth in the Purchase Agreement, including a $9.7 million bonus adjustment amount. The Company recognized a gain on sale of $81.7 million, net of tax of $30.8 million in fourth quarter of fiscal 2016.

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

10. GOODWILL

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2016 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2016	$367,480	$82,280	$3,155	$452,915
Goodwill acquired during the period	—	57,556	—	57,556
Foreign currency translations	—	(2,524)	(291)	(2,815)
Balance at November 30, 2016	$367,480	$137,312	$2,864	$507,656

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2016, consistent with the timing of previous years, at which time it was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. During the first three months of fiscal 2017 the Company acquired goodwill of $57.6 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets from the CYMBA and Vermilion acquisitions.

11. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at November 30, 2016 was 10.9 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first three months of fiscal 2017. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

During the three months ended November 30, 2016, $20.4 million of intangible assets were acquired with a weighted average useful life of 8.7 years. The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At November 30, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$32,741	$16,624	$16,117
Client relationships	51,483	17,243	34,240
Software technology	74,871	22,347	52,524
Non-compete agreements	5,156	1,279	3,877
Trade names	3,340	1,066	2,274
Total	$167,591	$58,559	$109,032

At August 31, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,167	$16,758	$17,409
Client relationships	45,185	16,480	28,705
Software technology	62,560	20,545	42,015
Non-compete agreements	4,344	1,118	3,226
Trade names	2,728	922	1,806
Total	$148,984	$55,823	$93,161

Amortization expense recorded for intangible assets was $3.8 million and $2.9 million for the three months ended November 30, 2016 and 2015, respectively. As of November 30, 2016, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2017 (remaining nine months)	$12,594
2018	15,973
2019	15,056
2020	14,401
2021	12,932
Thereafter	38,076
Total	$109,032

12. COMMON STOCK AND EARNINGS PER SHARE

On November 10, 2016, FactSet’s Board of Directors approved a regular quarterly dividend of $0.50 per share, or $2.00 per share per annum. The cash dividend of $19.9 million was paid on December 20, 2016 to common stockholders of record at the close of business on November 30, 2016.

Shares of common stock outstanding were as follows:

	Three Months ended November 30,
(in thousands)	2016	2015
Balance at September 1	40,038	41,317
Common stock issued for employee stock plans	310	330
Repurchase of common stock from employees(1)	(36)	(14)
Repurchase of common stock under the share repurchase program	(505)	(250)
Repurchase of common stock under accelerated share repurchase agreement	(103)	—
Balance at November 30, 2016 and 2015, respectively	39,704	41,383

(1)

For the three months ended November 30, 2016 and 2015, the Company repurchased 34,639 and 13,831 shares, or $5.3 million and $2.4 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2016
Basic EPS
Income available to common stockholders	$66,583	39,829	$1.67
Diluted EPS
Dilutive effect of stock options and restricted stock		271
Income available to common stockholders plus assumed conversions	$66,583	40,100	$1.66
For the three months ended November 30, 2015
Basic EPS
Income available to common stockholders	$59,965	41,387	$1.45
Diluted EPS
Dilutive effect of stock options and restricted stock		676
Income available to common stockholders plus assumed conversions	$59,965	42,063	$1.43

Dilutive potential common shares consist of stock options and unvested restricted stock awards. There were 621,503 and 171,262 stock options excluded from the calculation of diluted EPS for the three months ended November 30, 2016 and 2015, respectively, because their inclusion would have been anti-dilutive.

For the three months ended November 30, 2016 and 2015 the number of performance-based stock option grants excluded from the calculation of diluted EPS was 756,994 and 942,501, respectively. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria are probable of being achieved.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

At November 30, 2016 and August 31, 2016, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At November 30, 2016 and August 31, 2016, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 51,461,313 and 51,150,978 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At November 30, 2016 and August 31, 2016, there were 11,757,146 and 11,112,753 shares of treasury stock (at cost) outstanding, respectively. As a result, 39,704,167 and 40,038,225 shares of FactSet common stock were outstanding at November 30, 2016 and August 31, 2016, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first three months of fiscal 2017, the Company repurchased 505,000 shares for $79.3 million compared to 250,000 shares for $41.9 million in the prior year comparable period. As of November 30, 2016, $117.7 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

On July 1, 2016 FactSet entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $120.0 million of FactSet common stock. The Company received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with FactSet receiving an additional 102,916 shares of its common stock.

Restricted Stock Vesting

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first three months of fiscal 2017, 94,877 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2016 (less 34,639 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 37,079 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2015 (less 13,831 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015

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

Stock Option Activity

During the first three months of fiscal 2017, FactSet granted 693,723 stock options at a weighted average exercise price of $152.51 to existing employees of the Company. As of November 30, 2016, a total of 3,832,747 stock options were outstanding at a weighted average exercise price of $136.43. Unamortized stock-based compensation of $68.3 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.8 years.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2016	3,364	$129.54
Granted – non performance-based	671	$152.28
Granted – performance-based	23	$159.45
Exercised	(199)	$74.56
Forfeited	(26)	$147.22
Balance at November 30, 2016	3,833	$136.43

The total number of in-the-money options exercisable as of November 30, 2016 was 1.0 million with a weighted average exercise price of $101.53. As of August 31, 2016, 1.0 million in-the-money outstanding options were exercisable with a weighted average exercise price of $89.42. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2016 and August 31, 2016 was $57.4 million and $86.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $160.17 on November 30, 2016 and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2016 and 2015 was $16.4 million and $27.7 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. Through the first quarter of fiscal 2017, four of the growth targets as outlined within the terms of the grant were achieved. As such, 80%, or 193,256, of the options granted have vested. As of November 30, 2016, the fifth tranche is expected to vest on August 31, 2017, resulting in unamortized stock-based compensation expense of $0.2 million to be recognized over the remaining vesting period of 0.7 years. A change in the actual financial performance levels achieved by StreetAccount in the remaining nine months of fiscal 2017 could cause the fifth tranche to no longer be probable of vesting. As of November 30, 2016, a change in the vesting probability would result in a cumulative catch-up adjustment (benefit to FactSet) of $1.4 million.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red during the second quarter of fiscal 2015, FactSet granted 137,522 performance-based stock options. Of the total amount granted, 68,761 performance-based options are eligible to vest if certain Code Red ASV and operating margin targets are achieved over a two-year measurement period ending February 28, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of November 30, 2016, total unamortized stock-based compensation of $1.1 million will be recognized as expense over the remaining vesting period of 2.2 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(952)	$—
10%	$(816)	$164
40%	$(408)	$656
70% (current expectation)	$—	$1,148
100%	$408	$1,640

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2016.

The remaining 68,761 options are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. As of November 30, 2016, total unamortized stock-based compensation of $0.7 million will be recognized as expense over the remaining vesting period of 2.2 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(544)	$—
10%	$(408)	$164
40% (current expectation)	$—	$656
70%	$408	$1,148
100%	$816	$1,640

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2016.

October 2015 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of November 30, 2016, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
50%	$2,756	$9,494
70%	$3,859	$13,291
100%	$5,513	$18,988

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2016.

FactSet granted 20,911 additional performance-based stock options to Portware employees in the fourth quarter of fiscal 2016. Similar to the October 2015 grant, these performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of November 30, 2016, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
50%	$33	$467
70%	$47	$653
100%	$66	$934

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2016.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first three months of fiscal 2017, FactSet granted 5,084 restricted stock awards to employees of the Company at a weighted average grant date fair value of $151.63. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of November 30, 2016, a total of 171,575 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $19.9 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.2 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2016	262	$126.27
Granted	5	$151.63
Vested(1)	(95)	$112.70
Balance at November 30, 2016	172	$134.02

(1)

Of the 94,877 restricted stock awards that vested during the first quarter of fiscal 2017, 73,522 related to awards granted on November 1, 2013. The remaining 40% of these restricted stock awards cliff vest after five years on November 1, 2018 and are amortized to expense over the vesting period using the straight-line attribution method. The other restricted stock awards that vested related primarily to awards granted in November 2015, which vest 20% per year on the anniversary date of the award.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2016	1,491	66
Granted – non performance-based options	(671)	—
Granted – performance-based options	(23)	—
Granted – restricted stock awards(1)	(12)	—
Share-based awards canceled/forfeited(2)	29	—
Balance at November 30, 2016	814	66

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

Shares of FactSet common stock may be purchased by eligible employees under the Amended and Restated FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “ESPP”) in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation during an offering period.

During the three months ended November 30, 2016, employees purchased 16,496 shares at a weighted average price of $136.14 as compared to 15,835 shares at a weighted average price of $130.36 for the three months ended November 30, 2015. At November 30, 2016, 392,048 shares were reserved for future issuance under the ESPP.

401(k) Plan

The Company established it 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $1.9 million and $2.0 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2016 and 2015, respectively.

15. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $6.4 million and $6.5 million during the three months ended November 30, 2016 and 2015, respectively. As of November 30, 2016, $88.2 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.7 years. There was no stock-based compensation capitalized as of November 30, 2016 or August 31, 2016, respectively.

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

Q1 2017

671,263 non performance-based employee stock options and 22,460 performance-based employee stock options were granted at a weighted average exercise price of $152.51 and a weighted average estimated fair value of $39.60 per share.

Q1 2016

513,785 non performance-based employee stock options and 530,418 performance-based employee stock options were granted at a weighted average exercise price of $170.21 and a weighted average estimated fair value of $46.62 per share.

The weighted average estimated fair value of employee stock options granted during the three months ended November 30, 2016 and 2015 was determined using the binomial model with the following weighted average assumptions:

Three months ended November 30,	2016			2015
Term structure of risk-free interest rate	0.07%	-	2.09%	0.07%	-	2.12%
Expected life (years)		7.4			7.8
Term structure of volatility	21%	-	30%	21%	-	30%
Dividend yield		1.18%			1.07%
Weighted average estimated fair value		$39.60			$46.62
Weighted average exercise price		$152.51			$170.21
Fair value as a percentage of exercise price		26.0%			27.4%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 66,031 remain available for future grant as of November 30, 2016. The expiration date of the Directors’ Plan is December 1, 2018.

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first three months of fiscal 2017, there were 5,084 restricted stock awards granted with a weighted average grant date fair value of $151.63. During the first three months of fiscal 2016, FactSet granted 93,120 restricted stock awards at a weighted average grant date fair value of $159.46.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended November 30, 2016, employees purchased 16,496 shares at a weighted average price of $136.14 as compared to 15,835 shares at a weighted average price of $130.36 for the three months ended November 30, 2015. Stock-based compensation expense recorded for each of the three months ended November 30, 2016 and 2015, relating to the ESPP was $0.5 million and $0.4 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the ESPP. The weighted average estimated fair value of ESPP grants during the three months ended November 30, 2016 and 2015 were $30.32 and $25.41 per share, respectively, with the following assumptions:

Three months ended November 30,	2016	2015
Risk-free interest rate	0.35%	0.05%
Expected life (months)	3	3
Expected volatility	10.3%	9.9%
Dividend yield	1.11%	1.15%

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended November 30,
(in thousands)	2016	2015
U.S. operations	$60,202	$70,898
Non-U.S. operations	29,618	16,503
Income before income taxes	$89,820	$87,401

U.S. operations	$18,053	$24,072
Non-U.S. operations	5,184	3,364
Total provision for income taxes	$23,237	$27,436
Effective tax rate	25.9%	31.4%

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

FactSet Operational Realignment

Effective September 1, 2016, FactSet realigned certain aspects of its global operations from FactSet Research Systems Inc., its U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position the Company to serve its growing client base outside the U.S. This realignment allows the Company to further implement strategic corporate objectives and helps achieve operational and financial efficiencies, while complementing FactSet’s increasing global growth and reach. As a result of the realignment, the Company’s effective tax rate declined to 25.9% in the first quarter of fiscal 2017.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	November 30, 2016	August 31, 2016
Current
Receivable reserve	$539	$531
Deferred rent	804	1,022
Other	1,352	1,605
Net current deferred tax assets	$2,695	$3,158

Non-current
Depreciation on property, equipment and leasehold improvements	$6,638	$5,194
Deferred rent	10,683	9,626
Stock-based compensation	16,047	19,927
Purchased intangible assets, including acquired technology	(29,185)	(24,645)
Other	3,131	3,304
Net non-current deferred tax assets	$7,314	$13,406
Total deferred tax assets	$10,009	$16,564

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	November 30, 2016	August 31, 2016
Current
Other	$413	$291
Net current deferred tax liabilities	$413	$291

Non-current
Stock-based compensation	$(541)	$—
Depreciation on property, equipment and leasehold improvements	(382)	—
Purchased intangible assets, including acquired technology	4,231	1,666
Other	(542)	42
Net non-current deferred tax liabilities	$2,766	$1,708
Total deferred tax liabilities	$3,179	$1,999

A provision has not been made for additional U.S. Federal taxes as all undistributed earnings of foreign subsidiaries are considered to be invested indefinitely or will be repatriated free of additional tax. The amount of such undistributed earnings of these foreign subsidiaries included in consolidated retained earnings was immaterial at November 30, 2016 and August 31, 2016. As such, the unrecognized deferred tax liability on those undistributed earnings was immaterial. These earnings could become subject to additional tax if they are remitted as dividends, loaned to FactSet, or upon sale of the subsidiary’s stock.

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

As of November 30, 2016, the Company had gross unrecognized tax benefits totaling $9.4 million, including $1.5 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2017:

(in thousands)
Unrecognized income tax benefits at August 31, 2016	$8,782
Additions based on tax positions related to the current year	452
Additions for tax positions of prior years	161
Statute of limitations lapse	—
Unrecognized income tax benefits at November 30, 2016	$9,395

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2016, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013 through 2017
State (various)	2010 through 2017
Europe
France	2013 through 2017
United Kingdom	2012 through 2017

17. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	November 30, 2016	August 31, 2016
2015 Revolving Credit Facility (maturity date of September 21, 2018)	$365,000	$300,000
Total Outstanding Debt	$365,000	$300,000

On February 6, 2015, the Company entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which the Company could request borrowings. The Credit Agreement also allowed FactSet to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million. For purposes of funding its acquisition of Code Red on February 6, 2015, FactSet borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. The interest rate on the outstanding principal amount was equal to the Eurodollar rate plus 0.50%.

On September 21, 2015, the Company amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund FactSet’s acquisition of Portware which closed on October 16, 2015. The Second Amendment allowed FactSet, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings is in a minimum amount of $25.0 million. The Second Amendment also adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%.

On October 26, 2016, the Company again amended the Credit Agreement to borrow an additional $65.0 million (the “Third Amendment”) for general corporate purposes. The interest rate for the borrowing under the Third Amendment was equal to the Eurodollar rate plus 0.75%. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. The maturity date on all outstanding loan amounts (which total $365.0 million as of November 30, 2016) is September 21, 2018. There are no prepayment penalties if the Company elects to prepay the outstanding loan amounts prior to the scheduled maturity date. The principal balance is payable in full on the maturity date.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at November 30, 2016.   Interest on the Loan is payable quarterly in arrears and on the maturity date. During the three months ended November 30, 2016 and 2015, the Company paid approximately $1.1 million and $0.4 million in interest on its outstanding Loan amount, respectively.

As of November 30, 2016, no commitment fee was owed by FactSet since it borrowed the full amount under the Credit Agreement. Other fees incurred by the Company, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires that FactSet must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the Credit Agreement as of November 30, 2016.

18. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At November 30, 2016, the Company leased approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. Including new lease agreements executed during fiscal 2017, the Company’s worldwide leased office space decreased to approximately 1,052,000 square feet at November 30, 2016, down 20,000 square feet, or 1.9%, from August 31, 2016. This reduction was primarily due to the consolidation of certain office spaces. The Company’s significant locations are listed under Item 2, Properties, within the Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The non-cancelable operating leases expire on various dates through 2031. The Company believes the amount of leased office space as of November 30, 2016 is adequate for its current needs and that additional space is available for lease to meet any future needs.

Total minimum rental payments associated with the leases are recorded as rent expense (a component of SG&A expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of November 30, 2016 are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments
2017 (remaining nine months)	$23,849
2018	32,284
2019	30,206
2020	24,338
2021	18,975
Thereafter	146,857
Total	$276,509

Rent expense (including operating costs) for all operating leases amounted to $11.4 million and $10.3 million during the three months ended November 30, 2016 and 2015, respectively. At November 30, 2016 and August 31, 2016, deferred rent reported within the Consolidated Balance Sheets totaled $36.6 million and $34.4 million, of which $34.2 million and $31.2 million, respectively, and was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $1.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2016. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2016, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2016, the Company had total purchase commitments of $67.5 million. There were no material changes in the Company’s purchase commitments during the first three months of fiscal 2017.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at November 30, 2016, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At November 30, 2016, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2016. As of November 30, 2016 the receivable reserve was $1.5 million consistent with the reserve as of August 31, 2016.

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

Executive Overview

FactSet is a leading provider of integrated financial information and analytical applications to the global investment community. We deliver insight and information to investment professionals through our analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, we support the workflow of both the buy-side and sell-side. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless, and off-platform solutions. Our wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Our revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data and content, research management and trade execution. Investment management (buy-side) clients account for 82.8% of our annual subscription value and the remainder is derived from investment banking firms (sell-side) that perform mergers and acquisitions (“M&A”) advisory work, capital markets services and equity research.

Fiscal 2017 First Quarter in Review

In the first quarter of fiscal 2017, we demonstrated the resilience of our business model with year over year growth in revenues of 6.5%, net income of 11.0% and diluted earnings per share (“EPS”) of 16.1%. Revenues in the first quarter were $288.1 million and excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, organic revenues grew 8.4% over the previous year. Annual subscription value (“ASV”) during the quarter grew 7.9% organically and totaled $1.17 billion as of November 30, 2016. Our growth this quarter was broadly distributed across all three of our segments and user workflows. Portware, acquired one year ago, continued to perform well with accelerated client trading volumes and the addition of marquee clients. With advanced analytics and technology, Portware has allowed us to grow market share within the execution management system (“EMS”) space. We have seen progress in our Risk and Portfolio services, a focused area of investment. FactSet has also gained market share with our Wealth Management products by offering high-level functionality while simultaneously helping firms lower their costs. On the innovative front, this quarter we released FDS Web, a web-based version of the FactSet Workstation. FDS Web offers many of the same reports and features of the installed workstation, but readily accessible over the Internet. In addition, we have released several new enhancements to our FactSet Revere Industry Classification System (FactSet RBICS) which will allow users to better monitor their exposure and understand their risk and performance.

As of November 30, 2016, our employee headcount was 8,713, up 9.8% from a year ago. Excluding acquired workforces in the last 12 month and employees of the sold Market Metrics business, headcount increased 10.7% from a year ago. Of our total employees, 2,423 were located in the U.S., 903 in Europe and 5,387 in the Asia Pacific region. Approximately 54% of our employees are involved with content collection, 25% work in product development, software and systems engineering, 18% in sales and consulting services and the remaining 3% provide administrative support. We are proud that FactSet was recently recognized by Forbes Magazine as one of “America’s 100 Socially Just Companies,” scoring well in many areas related to how we treat employees, the quality of our products, our leadership and governance ethics and our relationship with our community. Additionally, for the second year in a row, we scored 100/100 on the Human Rights Campaign Foundation's 2017 Corporate Equality Index®, earning the designation as a 2017 Best Place to Work for LGBT Equality.

First Quarter Fiscal 2017 Acquisitions

While innovation is critical to our evolution, FactSet has been successfully using strategic acquisitions to grow our business as well. On September 23, 2016, we completed the acquisition of CYMBA Technologies Limited (“CYMBA”), for a total purchase price of $7.7 million. A U.K.-based company, CYMBA has a solid foundation of core order management system (“OMS”) functionality through its product. The acquisition allows us the opportunity to complement our existing product offerings, including Portware’s EMS, with an OMS solution. At the time of acquisition, CYMBA employed 11 individuals in its London office.

On November 8, 2016, we acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $68.4 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a rapidly growing area of the market as regulatory requirements rise and investors grow increasingly sophisticated. The Vermilion Reporting Suite (VRS) creates a workflow around all elements of the client reporting process. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices.

With these two acquisitions, in combination with our core strengths and global commercial footprint, we believe we will better meet client needs going forward. Vermilion and CYMBA’s operations did not have a material impact on our first quarter fiscal 2017 adjusted diluted EPS and are expected to reduce adjusted diluted EPS by $0.01 and reduce GAAP diluted EPS by $0.02 for the second quarter of fiscal 2017. We forecast that the acquisitions will be breakeven to both adjusted and GAAP diluted EPS by the fourth quarter of fiscal 2017. The Vermilion and CYMBA acquisitions added $14.7 million in acquired ASV during the quarter.

FactSet Operational Realignment

Effective September 1, 2016, we realigned certain aspects of our global operations from our U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position the Company to serve our growing client base outside the U.S. This realignment allows us the ability to further implement strategic corporate objectives and helps achieve operational and financial efficiencies, while complementing our increasing global growth and reach. As a result of the realignment, the effective tax rate declined to 25.9% in the first fiscal quarter of 2017.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended November 30,
(in millions, except client and user counts)	2016	2015	Change
Revenues	$288.1	$270.5	6.5%
Operating income	$90.3	$87.3	3.4%
Net income	$66.6	$60.0	11.0%
Diluted EPS	$1.66	$1.43	16.1%
Free cash flow(1)	$38.6	$56.7	(31.9)%
ASV	$1,170.4	$1,108.7	5.6%	(2)
Clients	3,116	3,006	3.7%	(3)
Users	66,963	63,169	6.0%

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

(2)	ASV grew 7.9% organically year over year.

(3)	Includes 24 incremental clients from the acquisitions of CYMBA and Vermilion in Q1’17.

Annual Subscription Value

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.17 billion at November 30, 2016, up 7.9% organically over the prior year and an increase of $20.6 million over the fourth quarter of fiscal 2016. This increase includes $14.7 million in acquired ASV from Vermilion and CYMBA. We have achieved organic ASV growth of $85.0 million over the last 12 months. Organic ASV excludes ASV from acquisitions completed within the past 12 months and the effects of foreign currency.

Overall, ASV growth for our buy-side business was 8.3%, while our sell-side business saw 6.3% growth. The decrease in our buy and sell-side growth rates year over year can be attributed to cost pressure within our client base and an uptick in firm closures.

ASV from our U.S. operations was $765.3 million for the first quarter of fiscal 2017, up 7.1% organically from a year ago. International ASV totaled $405.1 million, up 9.3% organically from a year ago. ASV from our international operations represented 34.6% of our Company-wide total, up from 32.6% a year ago. Our European organic ASV achieved a growth rate of 7.9% over the last 12 months while Asia Pacific organic ASV grew by 14.4%. European and Asia Pacific ASV were helped by private banking deployment in the first quarter of fiscal 2017.

Client and User Additions

As of November 30, 2016, there were 66,963 professionals using FactSet, an increase of 1,308 users in the first quarter of fiscal 2017. We have increased users by 3,794, or 6.0% in the last 12 months. Our total client count was 3,116 as of November 30, 2016. During the first quarter of fiscal 2017, we added 24 net new clients, driven by client additions from the Vermilion and CYMBA acquisitions. We continue to focus on expanding our current client base as it is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

Annual client retention as of November 30, 2016 was greater than 95% of ASV and 93% when expressed as a percentage of clients. Our retention success, demonstrating a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. Over the past 12 months, we have added 110 net new clients. At November 30, 2016, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2016.

Returning Value to Stockholders

On November 10, 2016, our Board of Directors approved a quarterly cash dividend of $0.50 per share, or $2.00 per share per annum. In the first quarter of 2017, we repurchased 505,000 shares for $79.3 million under the existing share repurchase program compared to 250,000 shares for $41.9 million in the same period a year ago. Combining our dividends and share repurchases, we have returned $473.4 million to stockholders in the last twelve months.

On July 1, 2016, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $120.0 million of our common stock. We received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with FactSet receiving an additional 102,916 shares of our common stock. In conjunction with the ASR Agreement, in May 2016, our Board of Directors approved a $165.0 million expansion of the existing share repurchase program. Including the expansion, $117.7 million remained available for future share repurchases as of November 30, 2016.

Capital Expenditures

Capital expenditures were $12.5 million during the first quarter of fiscal 2017, compared to $14.4 million in the same period a year ago. Approximately $6.1 million, or 49%, of capital expenditures related to the build out of office space, including $4.4 million at our Chicago location. The remainder of our capital expenditures was primarily for additional servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2016 and 2015, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended November 30,
(in thousands, except per share data)	2016	2015	Change
Revenues	$288,063	$270,504	6.5%
Cost of services	$127,250	$114,736	10.9%
Selling, general and administrative (SG&A)	$70,494	$68,460	3.0%
Operating income	$90,319	$87,308	3.4%
Net income	$66,583	$59,965	11.0%
Diluted earnings per common share	$1.66	$1.43	16.1%
Diluted weighted average common shares	40,100	42,063

Revenues

Revenues for the three months ended November 30, 2016 were $288.1 million, up 6.5% compared to the prior year. The increase in revenue was driven by organic ASV growth of 7.9%, continued momentum for our multi-asset class analytic solutions, healthy deployment across Wealth Management and a strong quarter for Portware with accelerated client trading volumes. We have seen progress in our Risk and Portfolio services as the investment community moves increasingly towards multi-asset class instruments. In addition to the positive revenue drivers, foreign currency movements increased revenues by $0.5 million, or 20 basis points, during the first quarter of fiscal 2017 compared to the year ago quarter. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, our organic revenue growth rate for the quarter was 8.4%.

Revenues by Geographic Region

	Three months ended November 30,
(in thousands)	2016	2015	Change
U.S.	$190,627	$182,244	4.6%
% of revenues	66.2%	67.4%
Europe	$71,863	$66,979	7.3%
Asia Pacific	25,573	21,281	20.2%
International	$97,436	$88,260	10.4%
% of revenues	33.8%	32.6%
Consolidated	$288,063	$270,504	6.5%

Three months ended November 30, 2016 compared to three months ended November 30, 2015

Revenues from our U.S. segment increased 4.6% to $190.6 million during the three months ended November 30, 2016 compared to the same period a year ago. Our fiscal 2017 first quarter U.S. revenue growth rate of 4.6% reflects a strong performance in our Portfolio Analytics (“PA”), Estimates, research management solutions (“RMS”), content and Portware product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 7.1% compared to the year ago first quarter. Revenues from our U.S. operations accounted for 66.2% of our consolidated revenues during the first quarter of fiscal 2017, a decrease from the prior year as U.S. sales growth was outpaced by international growth.

European revenues grew 7.3% attributable to solid growth in our content, PA, RMS and Portware product offerings and resulted in an organic ASV increase of 7.9%. Foreign currency exchange rate fluctuations reduced our European growth rate by 30 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenues grew 9.9% year over year.

Asia Pacific revenue growth of 20.2% was primarily due to increased subscriptions to our PA and core workstation product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenues grew 14.3% year over year.

Operating Expenses

	Three months ended November 30,
(in thousands)	2016	2015	Change
Cost of services	$127,250	$114,736	10.9%
SG&A	70,494	68,460	3.0%
Total operating expenses	$197,744	$183,196	7.9%
Operating Income	$90,319	$87,308	3.4%
Operating Margin	31.4%	32.3%

Cost of Services

Three months ended November 30, 2016 compared to three months ended November 30, 2015

For the three months ended November 30, 2016, cost of services increased 10.9% to $127.3 million compared to $114.7 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 44.2% during the first quarter of fiscal 2017, an increase of 180 basis points over the prior year period due to higher employee compensation, including stock-based compensation, amortization of intangible assets and computer-related expenses partially offset by lower data costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 180 basis points in the first quarter of fiscal 2017 compared to the same period a year ago due to new employees hired in the past year. Over the last 12 months, we have added 342 net new employees involved with content collection and 303 net new engineering and product development employees, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. We have seen significant headcount expansion in India and the Philippines as well as the additions of Vermilion and CYMBA employees (primarily in the European segment).

Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 20 basis points in the first quarter of fiscal 2017 compared to the same period a year ago primarily due to acquired intangible assets related to the Portware acquisition. These intangibles were amortized for a full quarter in the first quarter of 2017 compared to a half quarter in the prior year comparable period based on the date of acquisition. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 20 basis points when expressed as a percentage of revenues. This increase was due to additional computer hardware and peripherals for new employees, upgrades to existing computer systems and the development of new internal systems to support our growing infrastructure. Data costs decreased 40 basis points when expressed as a percentage of revenues due primarily to the sale of the Market Metrics business in the fourth quarter of fiscal 2016.

Selling, General and Administrative

Three months ended November 30, 2016 compared to three months ended November 30, 2015

For the three months ended November 30, 2016, SG&A expenses increased to $70.5 million, up 3.0%, from $68.5 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 25.3% to 24.5% during the first quarter of fiscal 2017 compared to the prior year period. This decrease was primarily due to lower compensation expense attributable to employees performing SG&A related roles, partially offset by a realized loss on cash flow hedges and higher marketing expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 200 basis points from a year ago due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Of our total employee headcount increase in the last 12 months, only 17% were in SG&A related roles. Additionally, we recorded a $0.5 million benefit in SG&A related to the vesting of certain equity based awards in the first quarter of fiscal 2017. The loss on derivatives, expressed as a percentage of revenues, increased 50 basis points year over year primarily due to a decrease in the value of the British Pound Sterling. Marketing expenses, expressed as a percentage of revenues, increased 30 basis points year over year driven by incremental branding and advertising costs.

Operating Income and Operating Margin

Three months ended November 30, 2016 compared to three months ended November 30, 2015

Operating income increased 3.4% to $90.3 million for the three months ended November 30, 2016 compared to the prior year period. Our operating margin during the first quarter of fiscal 2017 was 31.4%, down from 32.3% a year ago. The lower operating margin was primarily due to increases in employee compensation costs, amortization of intangible assets and a loss on derivatives. Offsetting the higher expenses was organic revenue growth of 8.4% and foreign currency benefits totaling $1.8 million.

Operating Income by Segment

	Three months ended November 30,
(in thousands)	2016	2015	Change
U.S.	$40,005	$45,162	(11.4)%
Europe	36,584	30,782	18.8%
Asia Pacific	13,730	11,364	20.8%
Consolidated	$90,319	$87,308	3.4%

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

Three months ended November 30, 2016 compared to three months ended November 30, 2015

U.S. operating income decreased 11.4% to $40.0 million during the three months ended November 30, 2016 compared to $45.2 million in the same period a year ago. The decrease in U.S. operating income is primarily due to increases in expenses related to employee compensation, amortization of intangibles, computer equipment and occupancy costs partially offset by revenue growth of 4.6%. Excluding the effect of acquisitions and dispositions in the last 12 months, U.S. employee headcount grew 2.8% year over year leading to an increase in compensation expense and related benefits. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 19% year over year. This increase was due to additional computer hardware and peripherals for new employees and the development of new internal systems to support our growing infrastructure. Amortization expense in the U.S. segment increased in the current quarter due to intangibles acquired in the Portware acquisition being amortized for a full quarter compared to half a quarter in the first quarter of fiscal 2016. Occupancy costs increased due primarily to an increase in rent expense at our New York location. U.S. revenue growth was driven by U.S. organic ASV growth of 7.1% and strong performances in our PA, Estimates, RMS, content and Portware product offerings.

European operating income increased 18.8% to $36.6 million during the three months ended November 30, 2016 compared to $30.8 million in the same period a year ago. The increase in European operating income was due to revenue growth of 7.3% and benefits from a stronger U.S. dollar. European revenues grew due to solid growth in our content, PA, RMS and Portware product offerings. This also resulted in an organic ASV increase of 7.9%. The impact of foreign currency increased European operating income by $1.7 million year over year primarily due to a decrease in the value of the British Pound Sterling.

Asia Pacific operating income increased 20.8% to $13.7 million during the three months ended November 30, 2016 compared to $11.4 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 20.2%, partially offset by increases in employee compensation and occupancy costs. Asia Pacific revenue growth was primarily due to increased subscriptions to our PA and core workstation product offerings. Employee compensation increased in the Asia Pacific region due primarily to a 15.6% increase in the employee headcount year over year. Occupancy costs increased due primarily to increases in rent expense at our India and Philippines locations.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended November 30,
(in thousands)	2016	2015	Change
Provision for income taxes	$23,237	$27,436	(15.3)%
Net income	$66,583	$59,965	11.0%
Diluted earnings per share	$1.66	$1.43	16.1%

Income Taxes

Three months ended November 30, 2016 compared to three months ended November 30, 2015

For the three months ended November 30, 2016, the provision for income taxes was $23.2 million, down 15.3% from the same period a year ago. This was primarily due to our organizational realignment which was effective September 1, 2016. We realigned certain aspects of our global operations from FactSet Research Systems Inc., our U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position us to serve our growing client base outside the U.S. As a result of the realignment, our effective tax rate declined from 31.4% in the first quarter of fiscal 2016 to 25.9% in the first quarter of fiscal 2017.

Net Income and Diluted Earnings per Share

Three months ended November 30, 2016 compared to three months ended November 30, 2015

Net income increased 11.0% to $66.6 million and diluted earnings per share increased 16.1% to $1.66 for the three months ended November 30, 2016 compared to the three months ended November 30, 2015. Drivers of net income and earnings per share during the first quarter of fiscal 2017 included revenue growth of 6.5%, a decrease in diluted shares outstanding and a decrease in our effective tax rate due to our organizational realignment. These increases were partially offset by incremental employee compensation expense due to the hiring of 780 net new employees (including 70 employees from acquisitions completed in the last 12 months) and higher intangible asset amortization expense. During the first quarter of fiscal 2017, foreign currency movements increased operating income by $1.8 million compared to a benefit of $3.4 million in the year ago quarter.

Adjusted Net Income and Diluted Earnings per Share (non-GAAP)

Financial measures in accordance with U.S. GAAP including net income and diluted earnings per share have been adjusted. We use these adjusted financial measures, both in presenting our results to stockholders and the investment community, and in our internal evaluation and management of the business. We believe that these adjusted financial measures and the information they provide are useful to investors because it permits investors to view our performance using the same tools that we use to gauge progress in achieving our goals. Adjusted operating income and margin, adjusted net income and adjusted diluted earnings per share exclude both intangible asset amortization and non-recurring items, including acquisition costs.

Adjusted net income for the three months ended November 30, 2016 was $70.1 million, an increase of 12.2% from the prior year period. As presented in the table below, adjusted net income for the quarter ended November 30, 2016 excludes $2.8 million of after-tax intangible asset amortization and $0.7 million of after-tax non-recurring acquisition costs related to the Vermilion and CYMBA acquisitions. Adjusted net income for the three months ended November 30, 2015 excludes $2.0 million of after-tax intangible asset amortization and $0.5 million of after-tax non-recurring acquisition costs related to the Portware acquisition.

Fiscal 2017 first quarter adjusted diluted EPS of $1.75 excludes a $0.09 detriment from the intangible asset amortization and non-recurring acquisition costs. Fiscal 2016 first quarter adjusted diluted EPS of $1.48 excludes a $0.06 detriment from the intangible asset amortization and non-recurring acquisition costs.

	Three months ended November 30,
(in thousands, except per share data)	2016	2015	Change
GAAP Net income	$66,583	$59,965	11.0%
Intangible asset amortization	2,783	2,004
Non-recurring acquisition costs	707	474
Adjusted Net income (non-GAAP)	$70,073	$62,443	12.2%

Adjusted Diluted earnings per common share (non-GAAP)	$1.75	$1.48	18.2%
Weighted average common shares (Diluted)	40,100	42,063

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Three months ended November 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$51,113	$71,087
Capital expenditures (1)	(12,537)	(14,385)
Free cash flow (2)	$38,576	$56,702

Net cash used in investing activities	$(81,425)	$(278,180)
Net cash (used in) provided by financing activities	$(17,531)	$231,704

Cash and cash equivalents at end of period	$173,288	$180,148

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $173.3 million, or 16.6% of our total assets at November 30, 2016, compared with $228.4 million, or 22.4% of our total assets at August 31, 2016. Our cash and cash equivalents decreased $55.1 million during the first three months of fiscal 2017 due to $79.3 million in share repurchases under the existing share repurchase program, $71.7 million in cash paid to acquire CYMBA and Vermilion (net of cash acquired), dividend payments of $19.9 million, capital expenditures of $12.5 million and $7.3 million from the effects of foreign currency fluctuation. These cash outflows were partially offset by cash provided by operations of $51.1 million, $65.0 million in proceeds from long-term debt, $16.7 million in proceeds from the exercise of employee stock options, $5.5 million in tax benefits from share-based payment arrangements and $2.8 million in proceeds from the sales of investments (net of purchases).

Free cash flow generated in the three months ended November 30, 2016 was $38.6 million, down 31.9% compared to a year ago. The free cash flow was attributable to $66.6 million of net income adjusted for $15.8 million of non-cash items, less $31.3 million of negative working capital changes and $12.5 million in capital expenditures. The year over year free cash flow decrease was driven primarily by a negative working capital fluctuation of $34.2 million partially offset by an increase in net income of $6.6 million and lower capital expenditures of $1.8 million. The negative working capital was the result of higher client receivables and the timing of the U.S. payroll processed during the period. Our days sales outstanding (“DSO”) was 34 days as of November 30, 2016, representing an increase from 31 days at August 31, 2016 and 32 days at November 30, 2015. As part of the operational realignment, the majority of our international clients are now invoiced through our U.K. entity. This change delayed payments from some clients and drove up client receivables less than 60 days outstanding. Free cash flow generated over the last twelve months was $265.3 million. Included in the twelve-month calculation of free cash flow was $311.2 million of net cash provided by operations less $45.9 million of capital expenditures.

Net cash used in investing activities was $81.4 million in the first three months of fiscal 2017, representing a $196.8 million decrease from the same period a year ago. This was due primarily to our acquisition of Portware in the first quarter of fiscal 2016 which resulted in a net cash outflow of $264.1 million compared to a net cash outflow of $71.7 million for the acquisitions of CYMBA and Vermilion in the current quarter. Additionally, cash used in investing activities decreased year over year due to lower capital expenditures and an increase in proceeds from the sales of investments (net of purchases) of $2.5 million year over year.

During the first three months of fiscal 2017, net cash used in financing activities was $17.5 million, compared to cash provided by financing activities of $231.7 million in the first three months of fiscal 2016. The year over year fluctuation was due primarily to lower proceeds from long-term debt of $200.0 million and an increase in share repurchases of $37.4 million, partially offset by lower proceeds and tax benefits from stock options exercised of $6.9 million. Refer to the Capital Needs section of the MD&A for a discussion of our long-term debt borrowings.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of November 30, 2016, our total cash and cash equivalents worldwide was $173.3 million with $365.0 million in outstanding borrowings. Approximately $66.6 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $66.0 million in Europe (predominantly within the UK and France) and the remaining $40.7 million is held in the Asia Pacific region. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $12.5 million during the first quarter of fiscal 2017, compared to $14.4 million in the same period a year ago. Approximately $6.1 million, or 49%, of capital expenditures related to the build out of office space, including $4.4 million at our Chicago location. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

Capital Needs

Long-Term Debt

On February 6, 2015, we entered into a Credit Agreement (the “Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A., as the lender (the “Lender”). At that date, the Credit Agreement provided for a $35.0 million revolving credit facility (the “Revolving Credit Facility”), under which we could request borrowings. The Credit Agreement also allowed us to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million. For purposes of funding our acquisition of Code Red on February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the Credit Agreement could be used for permitted acquisitions and general corporate purposes. The interest rate on the outstanding principal amount was equal to the Eurodollar rate plus 0.50%.

On September 21, 2015, we amended the Credit Agreement to borrow an additional $265.0 million (the “Second Amendment) in order to fund our acquisition of Portware which closed on October 16, 2015. The Second Amendment allowed us, subject to certain requirements, to arrange for additional borrowings with the Lender for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings is in a minimum amount of $25.0 million. The Second Amendment also adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%.

On October 26, 2016, we amended the Credit Agreement to borrow an additional $65.0 million (the “Third Amendment”) for general corporate purposes. The interest rate for the borrowing under the Third Amendment was equal to the Eurodollar rate plus 0.75%. The Eurodollar rate is defined in the Credit Agreement as the rate per annum equal to one-month LIBOR. The maturity date on all outstanding loan amounts (which total $365.0 million as of November 30, 2016) is September 21, 2018. There are no prepayment penalties if we elect to prepay the outstanding loan amounts prior to the scheduled maturity date. The principal balance is payable in full on the maturity date.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at November 30, 2016. Interest on the Loan is payable quarterly in arrears and on the maturity date. During the three months ended November 30, 2016 and 2015, we paid approximately $1.1 million and $0.4 million in interest on the outstanding Loan amount, respectively.

As of November 30, 2016, no commitment fee was owed by FactSet since we borrowed the full amount under the Credit Agreement. Other fees incurred by us, such as legal costs to draft and review the Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. These loan origination fees are being amortized into interest expense over the term of the Loan (three years) using the effective interest method.

The Credit Agreement contains covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the Credit Agreement requires that we must maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the Credit Agreement as of November 30, 2016.

As of November 30, 2016, the fair value of our long-term debt was $365.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.9 million of standby letters of credit have been issued in connection with our current leased office space as of November 30, 2016. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2016 and August 31, 2016, we were in compliance with all covenants contained in the standby letters of credit.

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

As of November 30, 2016, our annualized non-U.S. dollar denominated revenues are estimated to be $27.2 million while our non-U.S. dollar denominated expenses are estimated to be $216.6 million, which translates into a net foreign currency exposure of $189.4 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 72% of our employees were located as of November 30, 2016. During the first three months of fiscal 2017, foreign currency movements increased operating income by $1.8 million, compared to $3.4 million a year ago.

Foreign Currency Hedges

As of November 30, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the first quarter of fiscal 2019.

As of November 30, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £17.1 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.8 billion.

There were no other outstanding foreign currency forward contracts as of November 30, 2016. A loss on derivatives of $1.4 million was recorded into operating income during the first quarter of fiscal 2017, compared to a gain of $0.1 million in the year ago first quarter.

Off-Balance Sheet Arrangements

At November 30, 2016 and August 31, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

In the first quarter of 2017, we repurchased 505,000 shares for $79.3 million under the existing share repurchase program compared to 250,000 shares for $41.9 million in the same period a year ago. On July 1, 2016, we entered into an ASR Agreement to repurchase $120.0 million of our common stock. We received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with us receiving an additional 102,916 shares of our common stock. In conjunction with the ASR Agreement, in May 2016, our Board of Directors approved a $165.0 million expansion of the existing share repurchase program. Including the expansion, $117.7 million remained available for future share repurchases as of November 30, 2016.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2016, we had total purchase commitments of $67.5 million. There were no material changes in our purchase commitments during the first three months of fiscal 2017.

At November 30, 2016, FactSet leased approximately 1,052,000 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. Including new lease agreements executed during fiscal 2017, our worldwide leased office space decreased by approximately 20,000 square feet, or 1.9%, from August 31, 2016. This reduction was primarily due to the consolidation of certain office spaces.

As disclosed earlier in the Capital Needs section of this MD&A, through the first quarter of fiscal 2017 we have $365.0 million outstanding in the form of a Eurodollar rate loan. The maturity date on our outstanding loan amount is September 21, 2018 and there are no prepayment penalties in the event that we elect to prepay the loan prior to its scheduled maturity date. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and is reported as Long-term debt within our Consolidated Balance Sheet at November 30, 2016.

With the exception of the new leases entered into in the ordinary course of business and the $65.0 million borrowing in October 2016, there were no other significant changes to our contractual obligations during the first three months of fiscal 2017.

Dividends

On November 10, 2016, our Board of Directors approved a quarterly cash dividend of $0.50 per share, or $2.00 per share per annum. The cash dividend of $19.9 million was paid on December 20, 2016, to common stockholders of record on November 30, 2016. With our dividends and our share repurchases, in the aggregate, we have returned $473.4 million to shareholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. There were no significant changes in our accounting policies or critical accounting estimates during the first three months of fiscal 2017.

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

Business Outlook

The following forward-looking statements reflect our expectations as of December 20, 2016. Given the risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Second Quarter Fiscal 2017 Expectations:

-	Revenues are expected to range between $293 million and $298 million.

-	GAAP operating margin is expected to range between 31% and 32%. Adjusted operating margin is expected to range between 32.5% and 33.5%.

-	The annual effective tax rate is expected to range between 25.5% and 26.5%.

-

GAAP diluted EPS is expected to range between $1.70 and $1.74. Adjusted EPS is expected to range between $1.78 and $1.82. The midpoint of the adjusted EPS range represents 13.2% growth over the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $27.2 million while our non-U.S. dollar denominated expenses are $216.6 million, which translates into a net foreign currency exposure of $189.4 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of November 30, 2016, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the first quarter of fiscal 2019.

As of November 30, 2016, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £17.1 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.8 billion.

A loss on derivatives of $1.4 million was recorded into operating income during the first quarter of fiscal 2017, compared to a gain of $0.1 million in the year ago first quarter. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2016. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $6.3 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2016, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2016, would result in a decrease in operating income by $18.7 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2016 would increase the fair value of total assets by $28.5 million and equity by $26.2 million.

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

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at November 30, 2016 was $194.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of November 30, 2016, the fair value of our long-term debt was $365.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to 0.75% plus the Eurodollar rate, which is equal to one-month LIBOR. During the three months ended November 30, 2016, we recorded interest expense of $1.1 million on the outstanding Loan amount. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.9 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 18, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2017 to the risk factors identified in the Company’s fiscal 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)

September 2016	40,000	$162.10	40,000	$190,472
October 2016	310,000	$156.03	310,000	$142,102
November 2016	155,000	$157.58	155,000	$117,677
Total	505,000		505,000

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2017	/s/ MAURIZIO NICOLELLI
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