Form 10-Q
period 2017-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2017-04-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 31, 2017 was 39,458,289.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended February 28, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues	$294,354	$281,796	$582,417	$552,300
Operating expenses
Cost of services	131,635	123,911	258,885	238,647
Selling, general and administrative	70,973	72,541	141,467	141,001
Total operating expenses	202,608	196,452	400,352	379,648

Operating income	91,746	85,344	182,065	172,652
Other expense
Loss on sale of business	(1,208)	—	(1,223)	—
Interest expense, net of interest income	(1,048)	(424)	(1,532)	(331)
Total other expense	(2,256)	(424)	(2,755)	(331)

Income before income taxes	89,490	84,920	179,310	172,321

Provision for income taxes	22,780	17,157	46,017	44,594
Net income	$66,710	$67,763	$133,293	$127,727

Basic earnings per common share	$1.69	$1.65	$3.36	$3.10
Diluted earnings per common share	$1.68	$1.63	$3.34	$3.06

Basic weighted average common shares	39,489	41,117	39,659	41,252
Diluted weighted average common shares	39,700	41,536	39,900	41,799

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Six Months Ended
(In thousands)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$66,710	$67,763	$133,293	$127,727

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	1,401	(1,819)	1,848	(2,236)
Foreign currency translation adjustments	861	(10,364)	(10,636)	(16,750)
Other comprehensive income (loss)	2,262	(12,183)	(8,788)	(18,986)

Comprehensive income	$68,972	$55,580	$124,505	$108,741

* For the three and six months ended February 28, 2017, the unrealized gain on cash flow hedges was net of tax expense of $817 and $1,078, respectively. For the three and six months ended February 29, 2016, the unrealized loss on cash flow hedges was net of tax benefits of $1,068 and $1,311 respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	February 28, 2017	August 31, 2016
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$155,351	$228,407
Investments	30,003	24,217
Accounts receivable, net of reserves of $1,692 at February 28, 2017 and $1,521 at August 31, 2016	130,825	97,797
Prepaid taxes	4,760	—
Deferred taxes	2,693	3,158
Prepaid expenses and other current assets	20,408	15,697
Total current assets	344,040	369,276

Property, equipment and leasehold improvements, at cost	268,795	253,274
Less accumulated depreciation and amortization	(179,345)	(168,652)
Property, equipment and leasehold improvements, net	89,450	84,622
Goodwill	506,832	452,915
Intangible assets, net	104,695	93,161
Deferred taxes	8,862	13,406
Other assets	7,950	5,781
TOTAL ASSETS	$1,061,829	$1,019,161

LIABILITIES
Accounts payable and accrued expenses	$51,121	$45,836
Accrued compensation	33,183	51,036
Deferred fees	37,252	33,247
Deferred taxes	767	291
Taxes payable	13,056	7,781
Dividends payable	19,709	20,019
Total current liabilities	155,088	158,210

Long-term debt	365,000	300,000
Deferred taxes	2,947	1,708
Taxes payable	10,029	8,782
Deferred rent and other non-current liabilities	35,535	33,080
TOTAL LIABILITIES	$568,599	$501,780
Commitments and contingencies (See Note 18)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,658,197 and 51,150,978 shares issued; 39,418,826 and 40,038,225 shares outstanding at February 28, 2017 and August 31, 2016, respectively	517	512
Additional paid-in capital	704,522	623,195
Treasury stock, at cost: 12,239,371 and 11,112,753 shares at February 28, 2017 and August 31, 2016, respectively	(1,512,127)	(1,321,700)
Retained earnings	1,377,659	1,283,927
Accumulated other comprehensive loss	(77,341)	(68,553)
TOTAL STOCKHOLDERS’ EQUITY	$493,230	$517,381

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,061,829	$1,019,161

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended
(in thousands)	February 28, 2017	February 29, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133,293	$127,727
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,649	18,260
Stock-based compensation expense	13,611	15,027
Loss on sale of business	1,223	—
Deferred income taxes	3,032	732
Loss on disposition of assets	142	—
Tax benefits from share-based payment arrangements	(8,995)	(10,804)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(30,998)	(5,683)
Accounts payable and accrued expenses	3,352	1,930
Accrued compensation	(17,699)	(10,180)
Deferred fees	1,152	913
Taxes payable, net of prepaid taxes	10,561	15,138
Prepaid expenses and other assets	(3,982)	1,816
Deferred rent and other non-current liabilities	2,774	9,372
Other working capital accounts, net	(57)	(22)
Net cash provided by operating activities	128,058	164,226

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(71,689)	(264,087)
Purchases of investments	(25,149)	(12,530)
Proceeds from sales of investments	19,501	12,423
Purchases of property, equipment and leasehold improvements	(18,046)	(26,438)
Net cash used in investing activities	(95,383)	(290,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(39,568)	(36,132)
Repurchases of common stock	(166,427)	(115,695)
Proceeds from debt	65,000	265,000
Sale of business	(1,223)	—
Debt issuance costs	—	(12)
Proceeds from employee stock plans	34,725	26,848
Tax benefits from share-based payment arrangements	8,995	10,804
Net cash (used in) provided by financing activities	(98,498)	150,813

Effect of exchange rate changes on cash and cash equivalents	(7,233)	(8,151)
Net (decrease) increase in cash and cash equivalents	(73,056)	16,256
Cash and cash equivalents at beginning of period	228,407	158,914
Cash and cash equivalents at end of period	$155,351	$175,170

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2017

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. The Company delivers insight and information to investment professionals through its analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, FactSet supports the workflow of both the buy-side and sell-side. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers, and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless and off-platform solutions. The Company’s wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The accompanying financial data as of February 28, 2017 and for the three and six months ended February 28, 2017 and February 29, 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The August 31, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all normal adjustments in order to present fairly the results of the Company’s operations for the periods presented in conformity with GAAP.

The Company has evaluated subsequent events through the date that the financial statements were issued.

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the beginning of fiscal 2017, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first six months of fiscal 2017 that had a material impact on the consolidated financial statements.

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

Goodwill Impairment Test

In January 2017, the FASB issued an accounting standard update which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2021, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of February 28, 2017 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of February 28, 2017 or August 31, 2016.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2017 and August 31, 2016:

	Fair Value Measurements at February 28, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$15,355	$—	$—	$15,355
Mutual funds (2)	—	11,240	—	11,240
Certificates of deposit (3)	—	18,763	—	18,763
Derivative instruments (4)	—	2,817	—	2,817
Total assets measured at fair value	$15,355	$32,820	$—	$48,175

Liabilities
Derivative instruments (4)	$—	$1,813	$—	$1,813
Total liabilities measured at fair value	$—	$1,813	$—	$1,813

	Fair Value Measurements at August 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$92,765	$—	$—	$92,765
Certificates of deposit (3)	—	24,217	—	24,217
Derivative instruments (4)	—	869	—	869
Total assets measured at fair value	$92,765	$25,086	$—	$117,851

Liabilities
Derivative instruments (4)	$—	$2,791	$—	$2,791
Total liabilities measured at fair value	$—	$2,791	$—	$2,791

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the six months ended February 28, 2017, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of February 28, 2017 and August 31, 2016, the fair value of the Company’s long-term debt was $365.0 million and $300.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first six months of fiscal 2017 and 2016, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of February 28, 2017, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in U.S. dollars)	February 28, 2017	August 31, 2016	February 28, 2017	August 31, 2016
British Pound Sterling	$16,369	$33,280	$(1,813)	$(2,791)
Indian Rupee	62,960	58,410	2,817	869
Total	$79,329	$91,690	$1,004	$(1,922)

As of February 28, 2017, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £11.7 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.6 billion.

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

Fair Value of Derivative Instruments

The following table provides the fair value of derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	February 28, 2017	August 31, 2016
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$1,103	$163
	Other assets	$1,714	$706
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$1,813	$2,791

All derivatives were designated as hedging instruments as of February 28, 2017 and August 31, 2016, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2017 and February 29, 2016:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2017	2016		2017	2016
Foreign currency forward contracts	$1,188	$(2,891)	SG&A	$(1,030)	$(4)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2017 and February 29, 2016:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2017	2016		2017	2016
Foreign currency forward contracts	$539	$(3,496)	SG&A	$(2,387)	$52

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of February 28, 2017, FactSet estimates that approximately $0.7 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 28, 2017 and August 31, 2016, there were no net settlements recorded on Consolidated Balance Sheets.

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income (loss) and amounts reclassified out of AOCL into earnings during the three months ended February 28, 2017 and February 29, 2016 are as follows:

	February 28, 2017		February 29, 2016
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$861	$861	$(10,364)	$(10,364)
Realized loss on cash flow hedges reclassified to earnings (1)	1,030	651	4	3
Unrealized gain (loss) on cash flow hedges recognized in AOCL	1,188	750	(2,891)	(1,822)
Other comprehensive income (loss)	$3,081	$2,262	$(13,251)	$(12,183)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of other comprehensive loss and amounts reclassified out of AOCL into earnings during the six months ended February 28, 2017 and February 29, 2016 are as follows:

	February 28, 2017		February 29, 2016
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(10,636)	$(10,636)	$(16,750)	$(16,750)
Realized loss (gain) on cash flow hedges reclassified to earnings (1)	2,387	1,508	(52)	(32)
Unrealized gain (loss) on cash flow hedges recognized in AOCL	539	340	(3,496)	(2,204)
Other comprehensive loss	$(7,708)	$(8,788)	$(20,298)	$(18,986)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	February 28, 2017	August 31, 2016
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$633	$(1,215)
Accumulated foreign currency translation adjustments	(77,974)	(67,338)
Total accumulated other comprehensive loss	$(77,341)	$(68,553)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Operating Officer, Global Head of Sales, General Counsel and Chief Human Resources Officer. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

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

The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively. The European segment is headquartered in London, England and maintains office locations in France, Germany, Ireland, Italy, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and India. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $506.8 million of goodwill reported by the Company at February 28, 2017, 72% was recorded in the U.S. segment, 27% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands)

For the three months ended February 28, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$191,629	$76,273	$26,452	$294,354
Segment operating profit	36,188	39,932	15,625	91,746
Total assets	675,830	291,643	94,356	1,061,829
Capital expenditures	3,976	170	1,363	5,509

For the three months ended February 29, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$189,653	$68,976	$23,167	$281,796
Segment operating profit	40,297	31,450	13,597	85,344
Total assets	705,898	239,687	76,120	1,021,705
Capital expenditures	10,180	483	1,390	12,053

For the six months ended February 28, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$382,256	$148,136	$52,025	$582,417
Segment operating profit	76,192	76,516	29,355	182,065
Capital expenditures	15,100	661	2,285	18,046

For the six months ended February 29, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$371,897	$135,955	$44,448	$552,300
Segment operating profit	85,459	62,232	24,961	172,652
Capital expenditures	23,072	1,268	2,098	26,438

8. BUSINESS COMBINATIONS

Vermilion

On November 8, 2016, FactSet acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $67.9 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a growing area of the market as regulatory requirements rise and with the acquisition of Vermilion and its Vermilion Reporting Suite (“VRS”), FactSet now offers a workflow around all elements of the client reporting process that it expects will expand as investors grow increasingly sophisticated. This factor contributed to a purchase price in excess of fair value of Vermilion’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices. Total transaction costs related to the acquisition were $0.7 million and recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statements of Income for the first six months of fiscal 2017.

The total purchase price was allocated to Vermilion’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$8,242
Amortizable intangible assets
Software technology	10,916
Client relationships	5,954
Non-compete agreements	806
Trade name	571
Goodwill	50,832
Total assets acquired	$77,321
Liabilities assumed	(9,434)
Net assets acquired	$67,887

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

Goodwill totaling $50.8 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Vermilion acquisition is included in the European segment and is not deductible for income tax purposes. The results of operations of Vermilion have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on November 8, 2016. Pro forma information has not been presented because the effect of the Vermilion acquisition is not material to the Company’s consolidated financial results.

Portware

On October 16, 2015, FactSet acquired Portware LLC (“Portware”) for a total purchase price of $263.6 million. Portware is a global provider of multi-asset trade automation solutions for mega and large asset managers. With the acquisition of Portware, FactSet now offers a platform that it expects will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. This factor contributed to a purchase price in excess of fair value of Portware’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Portware employed 166 individuals in its New York, London, Hong Kong, and Hyderabad, India offices. Total transaction costs related to the acquisition were $0.7 million in fiscal 2016 and were recorded within SG&A expenses in the Consolidated Statements of Income.

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

9. DISPOSITIONS

During the third quarter of fiscal 2016, the Company entered into a definitive stock purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell its market research business, consisting of Market Metrics LLC and Matrix-Data Limited (collectively “Market Metrics” or the “disposal group”) and associated assets (the “Transaction”). On July 1, 2016, FactSet completed the Transaction and received $165.0 million in cash, less estimated working capital and certain adjustments set forth in the Purchase Agreement, including a $9.7 million bonus adjustment amount. The Company recognized a pre-tax gain on the sale of $112.5 million in fourth quarter of fiscal 2016. In the second quarter of fiscal 2017, the Company finalized the working capital adjustment and recognized a pre-tax loss of $1.2 million in Other Expense in the Consolidated Statements of Income.

The Company assessed the Transaction and the disposal group and determined that the sale did not represent a strategic shift in its business that has a major effect on its consolidated results of operations, financial position or cash flows. Accordingly, the disposal group was not presented in the consolidated financial statements as a discontinued operation. The results of the disposal group through the date the Transaction closed were reported within the U.S. segment (for Market Metrics LLC) and the European segment (for Matrix-Data Limited).

10. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2017 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2016	$367,480	$82,280	$3,155	$452,915
Goodwill acquired during the period	—	57,023	—	57,023
Foreign currency translations	—	(2,867)	(239)	(3,106)
Balance at February 28, 2017	$367,480	$136,436	$2,916	$506,832

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2016, consistent with the timing of previous years, at which time it was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. During the first six months of fiscal 2017 the Company acquired goodwill of $57.0 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets from acquisitions.

11. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at February 28, 2017 was 10.9 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first six months of fiscal 2017. Amortizable intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

During the six months ended February 28, 2017, $20.3 million of intangible assets were acquired with a weighted average useful life of 8.7 years. The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At February 28, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$32,691	$17,168	$15,523
Client relationships	51,455	18,352	33,103
Software technology	74,826	24,519	50,307
Non-compete agreements	5,153	1,490	3,663
Trade names	3,337	1,238	2,099
Total	$167,462	$62,767	$104,695

At August 31, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,167	$16,758	$17,409
Client relationships	45,185	16,480	28,705
Software technology	62,560	20,545	42,015
Non-compete agreements	4,344	1,118	3,226
Trade names	2,728	922	1,806
Total	$148,984	$55,823	$93,161

Amortization expense recorded for intangible assets was $4.2 million and $4.1 million for the three months ended February 28, 2017 and February 29, 2016, respectively. Amortization expense recorded for intangible assets was $8.0 million and $7.0 million for the six months ended February 28, 2017 and February 29, 2016, respectively. As of February 28, 2017, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2017 (remaining six months)	$8,352
2018	15,960
2019	15,043
2020	14,389
2021	12,921
Thereafter	38,030
Total	$104,695

12. COMMON STOCK AND EARNINGS PER SHARE

On February 3, 2017, FactSet’s Board of Directors approved a regular quarterly dividend of $0.50 per share, or $2.00 per share per annum. The cash dividend of $19.7 million was paid on March 21, 2017 to common stockholders of record at the close of business on February 28, 2017.

Shares of common stock outstanding were as follows:

	Six Months ended
(in thousands)	February 28, 2017	February 29, 2016
Balance at September 1	40,038	41,317
Common stock issued for employee stock plans	506	420
Repurchase of common stock from employees(1)	(37)	(14)
Repurchase of common stock under the share repurchase program	(985)	(715)
Repurchase of common stock under accelerated share repurchase agreement	(103)	—
Balance at February 28, 2017 and February 29, 2016, respectively	39,419	41,008

(1)

For the six months ended February 28, 2017 and February 29, 2016, the Company repurchased 37,042 and 13,831 shares, or $5.7 million and $2.4 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2017
Basic EPS
Income available to common stockholders	$66,710	39,489	$1.69
Diluted EPS
Dilutive effect of stock options and restricted stock		211
Income available to common stockholders plus assumed conversions	$66,710	39,700	$1.68
For the three months ended February 29, 2016
Basic EPS
Income available to common stockholders	$67,763	41,117	$1.65
Diluted EPS
Dilutive effect of stock options and restricted stock		419
Income available to common stockholders plus assumed conversions	$67,763	41,536	$1.63
For the six months ended February 28, 2017
Basic EPS
Income available to common stockholders	$133,293	39,659	$3.36
Diluted EPS
Dilutive effect of stock options and restricted stock		241
Income available to common stockholders plus assumed conversions	$133,293	39,900	$3.34
For the six months ended February 29, 2016
Basic EPS
Income available to common stockholders	$127,727	41,252	$3.10
Diluted EPS
Dilutive effect of stock options and restricted stock		547
Income available to common stockholders plus assumed conversions	$127,727	41,799	$3.06

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three and six months ended February 28, 2017 was 487,023, because their inclusion would have been anti-dilutive. The number of stock options excluded from the calculation of diluted earnings per share for the three and six months ended February 29, 2016 was 692,297, because their inclusion would have been anti-dilutive.

For the three and six months ended February 28, 2017, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 754,561. For the three and six months ended February 29, 2016, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 937,089. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria are probable of being achieved.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

At February 28, 2017 and August 31, 2016, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At February 28, 2017 and August 31, 2016, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 51,658,197 and 51,150,978 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At February 28, 2017 and August 31, 2016, there were 12,239,371 and 11,112,753 shares of treasury stock (at cost) outstanding, respectively. As a result, 39,418,826 and 40,038,225 shares of FactSet common stock were outstanding at February 28, 2017 and August 31, 2016, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first six months of fiscal 2017, the Company repurchased 984,822 shares for $160.4 million compared to 715,000 shares for $113.3 million in the prior year comparable period. As of February 28, 2017, $36.5 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. Including this expansion, $336.5 million is currently available for future share repurchases.

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

Restricted Stock Vesting

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first six months of fiscal 2017, 101,234 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2017 (less 37,042 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 37,079 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 29, 2016 (less 13,831 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015

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

Stock Option Activity

During the first six months of fiscal 2017, FactSet granted 755,467 stock options at a weighted average exercise price of $153.87 to existing employees of the Company. As of February 28, 2017, a total of 3,698,917 stock options were outstanding at a weighted average exercise price of $139.27. Unamortized stock-based compensation of $63.9 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.6 years.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2016	3,364	$129.54
Granted – non performance-based	671	$152.28
Granted – performance-based	23	$159.45
Exercised	(199)	$74.56
Forfeited	(26)	$147.22
Balance at November 30, 2016	3,833	$136.43
Granted – performance-based	62	$169.16
Granted – non-employee Directors grant	24	$170.24
Exercised	(170)	$89.62
Forfeited	(50)	$141.50
Balance at February 28, 2017	3,699	$139.27

The total number of in-the-money options exercisable as of February 28, 2017 was 0.9 million with a weighted average exercise price of $103.43. As of August 31, 2016, 1.0 million in-the-money outstanding options were exercisable with a weighted average exercise price of $89.42. The aggregate intrinsic value of in-the-money stock options exercisable at February 28, 2017 and August 31, 2016 was $68.5 million and $86.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock prices of $177.90 and $178.03 on February 28, 2017 and August 31, 2016, respectively, and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2017 and February 29, 2016 was $30.5 million and $33.7 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. Through the second quarter of fiscal 2017, four of the growth targets as outlined within the terms of the grant were achieved. As such, 80%, or 193,256, of the options granted have vested. As of February 28, 2017, the fifth tranche is expected to vest on August 31, 2017, resulting in unamortized stock-based compensation expense of $0.2 million to be recognized over the remaining vesting period of 0.5years. A change in the actual financial performance levels achieved by StreetAccount in the remaining six months of fiscal 2017 could cause the fifth tranche to no longer be probable of vesting. As of February 28, 2017, a change in the vesting probability would result in a cumulative catch-up adjustment (benefit to FactSet) of $1.4 million.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, FactSet granted 137,522 performance-based stock options during the second quarter of fiscal 2015. Of the total amount granted, 68,761 performance-based options were eligible to vest if certain Code Red ASV and operating margin targets were achieved over a two-year measurement period ending February 28, 2017. At the conclusion of the measurement period, 70% of the options were deemed eligible to vest, with the remaining options being forfeited. The option holders must remain employed by FactSet through February 28, 2019 in order for the options to vest. As of February 28, 2017, total unamortized stock-based compensation of $1.0 million will be recognized as expense over the remaining vesting period of 2.0 years.

The remaining 68,761 options granted in February 2015 are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. As of February 28, 2017, total unamortized stock-based compensation of $0.6 million will be recognized as expense over the remaining vesting period of 2.0 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(619)	—
10%	$(464)	$145
40% (current expectation)	—	$581
70%	$464	$1,017
100%	$928	$1,453

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2017.

October 2015 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of February 28, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
50%	$3,369	$8,881
70%	$4,716	$12,434
100%	$6,738	$17,762

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2017.

FactSet granted 20,911 additional performance-based stock options to Portware employees in the fourth quarter of fiscal 2016. Similar to the October 2015 grant, these performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of February 28, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
50%	$58	$442
70%	$82	$618
100%	$116	$884

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2017.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of February 28, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
100%	$68	$2,637

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2017.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first six months of fiscal 2017, FactSet granted 12,927 restricted stock awards to employees of the Company at a weighted average grant date fair value of $157.50. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of February 28, 2017, a total of 170,607 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $19.3 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.1 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2016	262	$126.27
Granted	5	$151.63
Vested(1)	(95)	$112.70
Balance at November 30, 2016	172	$134.02
Granted	8	$161.31
Forfeited	(3)	$114.42
Vested(2)	(6)	$105.91
Balance at February 28, 2017	171	$136.65

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

(2)

Of the 6,357 restricted stock awards that vested during the second quarter of fiscal 2017, 5,150 related to awards granted on February 3, 2014. The remaining 40% of these restricted stock awards cliff vest after five years on February 3, 2019 and are amortized to expense over the vesting period using the straight-line attribution method. The other restricted stock awards that vested related to awards granted in February 2015 in connection with the Code Red acquisition, which vested 100% on February 9, 2017.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2016	1,491	66
Granted – non performance-based options	(671)	—
Granted – performance-based options	(23)	—
Granted – restricted stock awards(1)	(12)	—
Share-based awards canceled/forfeited(2)	29	—
Balance at November 30, 2016	814	66
Granted – non performance-based options	—	(24)
Granted – performance-based options	(62)	—
Granted – restricted stock awards(1)	(20)	—
Share-based awards canceled/forfeited(2)	56	—
Balance at February 28, 2017	788	42

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended February 28, 2017, employees purchased 20,744 shares at a weighted average price of $135.48 as compared to 20,338 shares at a weighted average price of $127.92 for the three months ended February 29, 2016. During the six months ended February 28, 2017, employees purchased 37,240 shares at a weighted average price of $135.77 as compared to 36,173 shares at a weighted average price of $128.99 for the six months ended February 29, 2016. At February 28, 2017, 371,304 shares were reserved for future issuance under the ESPP.

401(k) Plan

The Company established it 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $4.6 million and $4.5 million in matching contributions to employee 401(k) accounts during the six months ended February 28, 2017 and February 29, 2016, respectively.

15. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $7.2 million and $13.6 million during the three and six months ended February 28, 2017, respectively. Similarly, the Company recognized total stock-based compensation expense of $8.6 million and $15.0 million during the three and six months ended February 29, 2016, respectively. As of February 28, 2017, $83.3 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of February 28, 2017 or August 31, 2016, respectively.

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

Q2 2017	61,744 performance-based employee stock options were granted at a weighted average exercise price of $169.16 and a weighted average estimated fair value of $43.81 per share.
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

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three months ended	February 28, 2017			February 29, 2016
Term structure of risk-free interest rate	0.49%	-	1.89%	0.16%	-	2.12%
Expected life (years)		7.4			7.4
Term structure of volatility	21%	-	29%	21%	-	30%
Dividend yield		1.18%			1.07%
Weighted average estimated fair value		$43.81			$40.51
Weighted average exercise price		$169.16			$150.81
Fair value as a percentage of exercise price		25.9%			26.9%

Six months ended	February 28, 2017			February 29, 2016
Term structure of risk-free interest rate	0.07%	-	2.09%	0.07%	-	2.12%
Expected life (years)		7.4			7.8
Term structure of volatility	21%	-	30%	21%	-	30%
Dividend yield		1.18%			1.07%
Weighted average estimated fair value		$39.95			$46.59
Weighted average exercise price		$153.87			$170.13
Fair value as a percentage of exercise price		26.0%			27.4%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 42,185 remain available for future grant as of February 28, 2017. The expiration date of the Directors’ Plan is December 1, 2018.

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

Fiscal 2017

On January 13, 2017, FactSet granted 23,846 stock options to the Company’s non-employee Directors, including one-time new Director grants of 2,417 stock options each for Malcolm Frank and Sheila B. Jordan, who were elected to FactSet’s Board of Directors on December 20, 2016. All of the options granted on January 13, 2017 have a weighted average estimated fair value of $35.65 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.95%
Expected life (years)	5.4
Expected volatility	22.7%
Dividend yield	1.24%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first six months of fiscal 2017, there were 12,927 restricted stock awards granted with a weighted average grant date fair value of $157.50. During the first six months of fiscal 2016, FactSet granted 93,120 restricted stock awards at a weighted average grant date fair value of $159.46.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended February 28, 2017, employees purchased 20,744 shares at a weighted average price of $135.48 as compared to 20,338 shares at a weighted average price of $127.92 for the three months ended February 29, 2016. During the six months ended February 28, 2017, employees purchased 37,240 shares at a weighted average price of $135.77 as compared to 36,173 shares at a weighted average price of $128.99 for the six months ended February 29, 2016. Stock-based compensation expense recorded for each of the three months ended February 28, 2017 and February 29, 2016, relating to the ESPP was $0.6 million and $0.5 million, respectively. Stock-based compensation expense recorded for each of the six months ended February 28, 2017 and February 29, 2016, relating to the ESPP was $1.0 million and $0.9 million, respectively.

The weighted average estimated fair value for the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended	February 28, 2017	February 29, 2016
Risk-free interest rate	0.51%	0.26%
Expected life (months)	3	3
Expected volatility	7.8%	12.5%
Dividend yield	1.25%	1.03%
Weighted average estimated fair value	$25.88	$29.54

Six months ended	February 28, 2017	February 29, 2016
Risk-free interest rate	0.44%	0.17%
Expected life (months)	3	3
Expected volatility	8.9%	11.4%
Dividend yield	1.19%	1.08%
Weighted average estimated fair value	$27.85	$27.73

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended			Six months ended
(in thousands)	February 28, 2017	February 29, 2016		February 28, 2017	February 29, 2016
U.S. operations	$34,661	$66,375		$94,863	$137,274
Non-U.S. operations	54,829	18,544		84,447	35,047
Income before income taxes	$89,490	$84,919		$179,310	$172,321

U.S. operations	$12,545	$13,704		$30,598	$37,776
Non-U.S. operations	10,235	3,453		15,419	6,818
Total provision for income taxes	$22,780	$17,157		$46,017	$44,594
Effective tax rate	25.5%	20.2%	(1)	25.7%	25.9%

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

FactSet Operational Realignment

Effective September 1, 2016, FactSet realigned certain aspects of its global operations from FactSet Research Systems Inc., its U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position the Company to serve its growing client base outside the U.S. This realignment allows the Company to further implement strategic corporate objectives and helps achieve operational and financial efficiencies, while complementing FactSet’s increasing global growth and reach. As a result of the realignment, the Company expects an approximate benefit of 250 basis points to its fiscal 2017 annual effective tax rate.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	February 28, 2017	August 31, 2016
Current
Receivable reserve	$575	$531
Deferred rent	973	1,022
Other	1,145	1,605
Net current deferred tax assets	$2,693	$3,158
Non-current
Depreciation on property, equipment and leasehold improvements	$6,747	$5,194
Deferred rent	10,462	9,626
Stock-based compensation	16,156	19,927
Purchased intangible assets, including acquired technology	(27,472)	(24,645)
Other	2,969	3,304
Net non-current deferred tax assets	$8,862	$13,406
Total deferred tax assets	$11,555	$16,564

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	February 28, 2017	August 31, 2016
Current
Other	$767	$291
Net current deferred tax liabilities	$767	$291
Non-current
Stock-based compensation	$(592)	$—
Depreciation on property, equipment and leasehold improvements	(388)	—
Purchased intangible assets, including acquired technology	4,031	1,666
Other	(104)	42
Net non-current deferred tax liabilities	$2,947	$1,708
Total deferred tax liabilities	$3,714	$1,999

No U.S. income taxes have been provided on filing-basis undistributed foreign earnings and profits as of February 28, 2017, as FactSet plans to permanently reinvest these amounts and use the earnings to fund non-U.S. operations and working capital needs as well as facilities overseas. This includes, but is not limited to, capital expenditures and acquisitions intended to further FactSet’s global growth strategy. At each reporting period, FactSet assesses its position with regard to undistributed foreign earnings of its subsidiaries. To the extent that earnings can no longer be indefinitely reinvested, the Company will accrue the tax impact, if any, attributable to those earnings, including the impact of foreign tax credits, at such time. If such earnings are repatriated, additional tax expense may result, although the flexibility inherent in the U.S. Internal Revenue Code may permit the ultimate distribution to be tax-free depending on the nature of the distribution. Therefore the Company does not believe it is practicable to estimate, with reasonable accuracy, the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the many factors and assumptions necessary to estimate the amount of the federal income tax that may be payable in the future on the undistributed earnings..

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

As of February 28, 2017, the Company had gross unrecognized tax benefits totaling $10.0 million, including $1.7 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2017:

(in thousands)
Unrecognized income tax benefits at August 31, 2016	$8,782
Additions based on tax positions related to the current year	903
Additions for tax positions of prior years	344
Statute of limitations lapse	—
Unrecognized income tax benefits at February 28, 2017	$10,029

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At February 28, 2017, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2013	through	2017
State (various)	2010	through	2017
Europe
France	2013	through	2017
United Kingdom	2012	through	2017

17. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	February 28, 2017	August 31, 2016
2015 Revolving Credit Facility	$365,000	$300,000
Total Outstanding Debt	$365,000	$300,000

On February 6, 2015, the Company entered into a Credit Agreement (the “2015 Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A. (“BofA”), as the lender. At that date, the 2015 Credit Agreement provided for a $35.0 million revolving credit facility (the “2015 Revolving Credit Facility”), under which the Company could request borrowings. The 2015 Credit Agreement also allowed FactSet to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million. For purposes of funding its acquisition of Code Red on February 6, 2015, FactSet borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the 2015 Credit Agreement could be used for permitted acquisitions and general corporate purposes. The interest rate on the outstanding principal amount was equal to the Eurodollar rate plus 0.50%.

On September 21, 2015, the Company amended the 2015 Credit Agreement to borrow an additional $265.0 million (the “Second Amendment”) in order to fund FactSet’s acquisition of Portware which closed on October 16, 2015. The Second Amendment allowed FactSet, subject to certain requirements, to arrange for additional borrowings with BofA for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings is in a minimum amount of $25.0 million. The Second Amendment also adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%.

On October 26, 2016, the Company again amended the 2015 Credit Agreement to borrow an additional $65.0 million (the “Third Amendment”) for general corporate purposes. The interest rate for the borrowing under the Third Amendment was equal to the Eurodollar rate plus 0.75%. The Eurodollar rate is defined in the 2015 Credit Agreement as the rate per annum equal to one-month LIBOR. The maturity date on all outstanding loan amounts (which totaled $365.0 million as of February 28, 2017) was September 21, 2018.

On March 17, 2017, the Company entered into a Credit Agreement (the “2017 Credit Agreement”) between FactSet, as the borrower, and PNC Bank, National Association (“PNC”), as the administrative agent and lender. In conjunction with FactSet’s entrance into the 2017 Credit Agreement, FactSet retired its outstanding debt under the 2015 Credit Agreement on March 17, 2017. The total principal amount of the Loan outstanding at the time of retirement was $365.0 million. See Note 19, Subsequent Events, for further discussion of the 2017 Credit Agreement.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at February 28, 2017.   During the three months ended February 28, 2017 and February 29, 2016, the Company paid approximately $1.3 million and $0.9 million in interest on its outstanding debt amounts, respectively. During the six months ended February 28, 2017 and February 29, 2016, the Company paid approximately $2.4 million and $1.3 million in interest on its outstanding debt amounts, respectively.

As of February 28, 2017, no commitment fee was owed by FactSet since it borrowed the full amount under the 2015 Credit Agreement. Other fees incurred by the Company, such as legal costs to draft and review the 2015 Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. Loan origination fees are amortized into interest expense over the term of the loan using the effective interest method.

The 2015 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2015 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the 2015 Credit Agreement as of February 28, 2017.

18. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At February 28, 2017, the Company leased approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. Including new lease agreements executed during fiscal 2017, the Company’s worldwide leased office space increased to approximately 1,142,000 square feet at February 28, 2017, up 70,000 square feet, or 6.5%, from August 31, 2016. This increase was primarily due to expanded office space in India, offset by the consolidation of certain other office spaces. The Company’s significant locations are listed under Item 2, Properties, within the Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The non-cancelable operating leases expire on various dates through 2031. The Company believes the amount of leased office space as of February 28, 2017 is adequate for its current needs and that additional space is available for lease to meet any future needs.

Total minimum rental payments associated with the leases are recorded as rent expense (a component of SG&A expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of February 28, 2017 are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments
2017 (remaining six months)	$16,857
2018	34,912
2019	32,665
2020	26,362
2021	20,533
Thereafter	153,874
Total	$285,203

Rent expense (including operating costs) for all operating leases amounted to $11.5 million and $10.6 million during the three months ended February 28, 2017 and February 29, 2016, respectively. Rent expense for all operating leases amounted to $22.9 million and $20.9 million during the six months ended February 28, 2017 and February 29, 2016, respectively. At February 28, 2017 and August 31, 2016, deferred rent reported within the Consolidated Balance Sheets totaled $36.6 million and $34.4 million, of which $33.8 million and $31.2 million, respectively, and was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $1.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of February 28, 2017. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2017, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2016, the Company had total purchase commitments of $67.5 million. There were no material changes in the Company’s purchase commitments during the first six months of fiscal 2017.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at February 28, 2017, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Concentrations of Credit Risk

Cash equivalents

Cash and cash equivalents are maintained primarily with four financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At February 28, 2017, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2016. As of February 28, 2017 the receivable reserve was $1.7 million compared to a reserve of $1.5 million as of August 31, 2016.

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

19. SUBSEQUENT EVENTS

BI-SAM Technologies

On March 17, 2017, the Company completed the acquisition of BI-SAM Technologies (“BISAM”) for cash consideration of $205.2 million. With more than 160 employees worldwide, BISAM is a global provider of portfolio performance and attribution, multi-asset risk, GIPS composites management and reporting. B-One, BISAM’s cross-asset solution, is a complement to both FactSet’s portfolio analytics suite and client reporting solutions. Its Cognity product should enhance FactSet’s risk analysis for derivatives and quantitative portfolio construction.

The Company expects the majority of the purchase price to be allocated to goodwill and acquired intangible assets. The pro forma financials that may be required in connection with the BISAM acquisition have not been included as the valuation of certain assets and liabilities is ongoing as of the date of this Form 10-Q.  Revenue from BISAM will be recognized based on geographic business activities in accordance with how the Company’s operating segments are currently aligned.

2017 Credit Agreement

On March 17, 2017, the Company entered into the 2017 Credit Agreement between FactSet, as the borrower, and PNC, as the administrative agent and lender. The 2017 Credit Agreement provides for a $575.0 million revolving credit facility (the “2017 Revolving Credit Facility”). FactSet may request borrowings under the 2017 Revolving Credit Facility until its maturity date of March 17, 2020. The 2017 Credit Agreement also allows FactSet, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount of up to $225.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. Borrowings under the Loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. Interest on the loan outstanding is payable quarterly in arrears and on the maturity date. In conjunction with FactSet’s entrance into the 2017 Credit Agreement, FactSet borrowed $575.0 million in the form of a LIBOR rate loan under the 2017 Revolving Credit Facility. Proceeds from the borrowing were used to fund FactSet’s acquisition of BISAM and retire all outstanding debt under the 2015 Credit Agreement.

Departure of Executive Vice President, Global Director of Sales

On April 7, 2017, the Company announced that it had accepted the resignation of Scott G. Miller from his position as Executive Vice President, Global Director of Sales. In connection with his departure from the Company, to be effective on April 21, 2017, Mr. Miller and the Company entered into a separation agreement on April 9, 2017 (the “Separation Agreement”), pursuant to which Mr. Miller will receive: (i) a payment equal to six months’ base salary and a portion of his estimated bonus for the 2017 fiscal year; (ii) continued healthcare coverage for Mr. Miller and his dependents for the period until December 31, 2017; (iii) accelerated vesting of certain stock options that otherwise would have vested on or prior to January 21, 2018; and (iv) certain other ancillary benefits. The foregoing description of the Separation Agreement is a summary only and is qualified in its entirety by reference to the full text of the Separation Agreement which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Fiscal 2017 Second Quarter in Review

Revenues in the second quarter were $294.4 million and excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, organic revenues grew 7.0% over the previous year. Annual subscription value (“ASV”) during the quarter grew 6.5% organically and totaled $1.19 billion as of February 28, 2017. Operating income and diluted earnings per share (“EPS”) grew 7.5% and 3.1%, respectively. The Vermilion Holdings Limited (“Vermilion”) acquisition was completed and our wealth management business has been growing. Our recent acquisitions have provided us with a greater footprint in Europe and open up more market share opportunities for us in the Asia Pacific region. While this growth represented positive results in the second quarter of fiscal 2017, our organic ASV and revenue growth rates were below the growth experienced in the previous year. These metrics were impacted by cost pressures across the financial industry, driven in part by the shift from active to passive investing. An increase in sales was offset by a higher number of cancelations from the same quarter a year ago.

In March 2017, we unveiled our new brand campaign, See the Advantage, which identifies FactSet as a premier business partner for our clients.

As of February 28, 2017, our employee headcount was 8,592, up 6.2% from a year ago. Excluding acquired headcount in the last 12 month and employees of the sold Market Metrics business, headcount increased 7.0% from a year ago. Of our total employees, 2,429 were located in the U.S., 887 in Europe and 5,276 in the Asia Pacific region. Approximately 53% of our employees are involved with content collection, 26% work in product development, software and systems engineering, 18% in sales and consulting services and the remaining 3% provide administrative support.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended
(in millions, except client and user counts)	February 28, 2017	February 29, 2016	Change
Revenues	$294.4	$281.8	4.5%
Operating income	$91.7	$85.3	7.5%
Net income	$66.7	$67.8	(1.6)%
Diluted EPS	$1.68	$1.63	3.1%
Free cash flow(1)	$71.4	$81.1	(11.9)%
ASV	$1,186.9	$1,139.2	4.2	% (2)
Clients	4,404	3,954	11.4	% (3)
Users	85,788	81,301	5.5	% (4)

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

(2)	ASV grew 6.5% organically year over year.

(3)

In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes.

(4)

In the second quarter of fiscal 2017, FactSet changed its user count definition to account for users from workstations previously not captured due to certain product bundling and also users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes.

Annual Subscription Value

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.19 billion at February 28, 2017, an increase of $16.5 million over the first quarter of fiscal 2017. We have achieved organic ASV growth of $71.1 million, or 6.5%, over the last 12 months. Organic ASV excludes ASV from acquisitions and dispositions completed within the past 12 months and the effects of foreign currency.

Buy-side and sell-side ASV growth rates for the second quarter of fiscal 2017 were 6.8% and 4.9%, respectively. Buy-side clients account for 83.2% of ASV while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research. ASV benefited from our annual price increase for select U.S. investment management clients which occurred during the second quarter, similar to prior years, and contributed $9.5 million to ASV. The decrease in our buy and sell-side growth rates year over year can be attributed to cost pressure within our client base and the consolidation of firms and the services they are purchasing.

ASV from our U.S. operations was $773.7 million for the second quarter of fiscal 2017, up 5.4% organically from a year ago. International ASV totaled $413.2 million, up 8.4% organically from a year ago. ASV from our international operations represented 34.8% of our Company-wide total, up from 32.7% a year ago. Our European organic ASV achieved a growth rate of 7.7% over the last 12 months while Asia Pacific organic ASV grew by 11.0%.

Client and User Additions

Our total client count was 4,404 as of February 28, 2017. In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes. During the second quarter of fiscal 2017, we added 143 net new clients. Client count has increased by 450, or 11.4% in the last 12 months. We continue to focus on expanding our current client base as it is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

As of February 28, 2017, there were 85,788 professionals using FactSet. In the second quarter of fiscal 2017, FactSet changed its user count definition to account for users from workstations previously not captured due to certain product bundling and also users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes. Using the new definition, user count increased 1,503 in the second quarter of fiscal 2017. We have increased users by 4,487, or 5.5% in the last 12 months.

Annual client retention as of February 28, 2017 was greater than 95% of ASV and 93% when expressed as a percentage of clients. Our retention success, demonstrating a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. At February 28, 2017, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2016.

Returning Value to Stockholders

On February 3, 2017, our Board of Directors approved a quarterly cash dividend of $0.50 per share, or $2.00 per share per annum. In the second quarter of 2017, we repurchased 479,822 shares for $81.1 million under the existing share repurchase program compared to 465,000 shares for $71.4 million in the same period a year ago. By combining our dividends and share repurchases, we have returned $485.2 million to stockholders in the last 12 months. As of February 28, 2017, $36.5 million remained available for future share repurchases.

On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. Including this expansion, $336.5 million is currently available for future share repurchases

Capital Expenditures

Capital expenditures were $5.5 million during the second quarter of fiscal 2017, compared to $12.1 million in the same period a year ago. Approximately $3.6 million, or 65%, of capital expenditures related to upgrades to existing computer systems and improvements to our telecommunication equipment primarily at our corporate headquarters in Norwalk, laptop computers and peripherals for new employees, and additional servers for our existing data centers in New Jersey and Virginia. The remainder of our capital expenditures was primarily for the build out of office space which included $1.1 million in India and $0.6 million in New York.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and six months ended February 28, 2017 and February 29, 2016, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended			Six months ended
(in thousands, except per share data)	February 28, 2017	February 29, 2016	Change	February 28, 2017	February 29, 2016	Change
Revenues	$294,354	$281,796	4.5%	$582,417	$552,300	5.5%
Cost of services	$131,635	$123,911	6.2%	$258,885	$238,647	8.5%
Selling, general and administrative	$70,973	$72,541	(2.2)%	$141,467	$141,001	0.3%
Operating income	$91,746	$85,344	7.5%	$182,065	$172,652	5.5%
Net income	$66,710	$67,763	(1.6)%	$133,293	$127,727	4.4%
Diluted earnings per common share	$1.68	$1.63	3.1%	$3.34	$3.06	9.2%
Diluted weighted average common shares	39,700	41,536		39,900	41,799

Revenues

Three months ended February 28, 2017 compared to three months ended February 29, 2016

Revenues for the three months ended February 28, 2017 were $294.4 million, up 4.5% compared to the prior year. The increase in revenue was driven by organic ASV growth, including continued growth from Portware, and the addition of Vermilion to our product offerings in fiscal 2017, partially offset by the sale of the Market Metrics business in the fourth quarter of fiscal 2016. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, our organic revenue growth rate for the quarter was 7.0%.

Six months ended February 28, 2017 compared to three months ended February 29, 2016

Revenues for the six months ended February 28, 2017 were $582.4 million, up 5.5% compared to the prior year. The increase in revenue was driven by organic ASV growth of 4.2%, continued momentum for our multi-asset class analytic solutions, healthy deployment across Wealth Management and increased sales of our Portware product with accelerated client trading volumes.

Revenues by Geographic Region

	Three months ended			Six months ended
(in thousands)	February 28, 2017	February 29, 2016	Change	February 28, 2017	February 29, 2016	Change
U.S.	$191,629	$189,653	1.0%	$382,256	$371,897	2.8%
% of revenues	65.1%	67.3%		65.6%	67.3%
Europe	$76,273	$68,976	10.6%	$148,136	$135,955	9.0%
Asia Pacific	26,452	23,167	14.2%	52,025	44,448	17.0%
International	$102,725	$92,143	11.5%	$200,161	$180,403	11.0%
% of revenues	34.9%	32.7%		34.4%	32.7%
Consolidated	$294,354	$281,796	4.5%	$582,417	$552,300	5.5%

Three months ended February 28, 2017 compared to three months ended February 29, 2016

Revenues from our U.S. segment increased 1.0% to $191.6 million during the three months ended February 28, 2017 compared to the same period a year ago. Our fiscal 2017 second quarter U.S. revenue growth was primarily due to our annual price increase for select U.S. investment management clients which occurred during the second quarter, similar to prior years. Sales were also helped by continued growth in our Portfolio Analytics (“PA”) and Portware product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 5.9% compared to the year ago second quarter. Revenues from our U.S. operations accounted for 65.1% of our consolidated revenues during the second quarter of fiscal 2017, a decrease from the prior year as U.S. sales growth was outpaced by international growth.

European revenues grew 10.6% attributable to growth in our content, PA and Portware product offerings and resulted in an organic ASV increase of 7.7%. Foreign currency exchange rate fluctuations reduced our European growth rate by 60 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenues grew 7.8% year over year.

Asia Pacific revenue growth of 14.2% was primarily due to growth in our content, PA and core workstation product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenues grew 12.5% year over year.

Six months ended February 28, 2017 compared to three months ended February 29, 2016

Revenues from our U.S. segment increased 2.8% to $382.3 million during the six months ended February 28, 2017 compared to the same period a year ago. Our U.S. revenue growth rate of 2.8% for the first six months of fiscal 2017 reflects the performance of our PA, Estimates, content and Portware product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 7.3% compared to the prior year period. Revenues from our U.S. operations accounted for 65.6% of our consolidated revenues during the first six months of fiscal 2017, a decrease from 67.3% in the prior year as U.S. sales growth was outpaced by international growth.

European revenues grew 9.0% during the six months ended February 28, 2017 compared to the same period a year ago attributable to solid growth in our content, PA and Portware product offerings. This growth resulted in an organic ASV increase of 7.8%. Foreign currency exchange rate fluctuations reduced our European revenue growth rate by 40 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenues grew 9.5% year over year.

Asia Pacific revenue growth of 17.0% during the six months ended February 28, 2017 compared to the same period a year ago was due primarily to increased subscriptions to our PA and core workstation product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenues grew 14.5% year over year.

Operating Expenses

	Three months ended			Six months ended
(in thousands)	February 28, 2017	February 29, 2016	Change	February 28, 2017	February 29, 2016	Change
Cost of services	$131,635	$123,911	6.2%	$258,885	$238,647	8.5%
SG&A	70,973	72,541	(2.2)%	141,467	141,001	0.3%
Total operating expenses	$202,608	$196,452	3.1%	$400,352	$379,648	5.5%

Operating Income	$91,746	$85,344	7.5%	$182,065	$172,652	5.5%
Operating Margin	31.2%	30.3%		31.3%	31.3%

Cost of Services

Three months ended February 28, 2017 compared to three months ended February 29, 2016

For the three months ended February 28, 2017, cost of services increased 6.2% to $131.6 million compared to $123.9 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 44.7% during the second quarter of fiscal 2017, an increase of 70 basis points over the prior year period due to higher employee compensation and computer-related expenses partially offset by lower data costs and stock-based compensation.

Employee compensation when expressed as a percentage of revenues increased 110 basis points in the second quarter of fiscal 2017 compared to the same period a year ago due to new employees hired in the past year. Over the last 12 months, we have added 120 net new employees involved with content collection and 263 net new engineering and product development employees, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. We have seen significant headcount expansion in India and the Philippines as well as the additions of employees from our recent acquisitions (primarily in the European segment). Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 20 basis points when expressed as a percentage of revenues. This increase was due to additional computer hardware and peripherals for new employees, upgrades to existing computer systems and the development of new internal systems to support our growing infrastructure.

Data costs decreased 20 basis points when expressed as a percentage of revenues due primarily to the sale of the Market Metrics business in the fourth quarter of fiscal 2016. Stock-based compensation expense decreased 40 basis points when expressed as a percentage of revenues. This decrease was due primarily to the second quarter of fiscal 2016 including approximately $1.4 million in additional expense due to a change in the vesting of performance-based stock options. Additionally, we recorded a $0.3 million benefit in cost of services related to the vesting of certain equity based awards in the second quarter of fiscal 2017.

Six months ended February 28, 2017 compared to three months ended February 29, 2016

For the six months ended February 28, 2017, cost of services increased 8.5% to $258.9 million compared to $238.6 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 44.5% during the first six months of fiscal 2017, an increase of 120 basis points over the prior year period due to higher employee compensation and computer-related expenses, partially offset by lower data costs.

Selling, General and Administrative

Three months ended February 28, 2017 compared to three months ended February 29, 2016

For the three months ended February 28, 2017, SG&A expenses decreased to $71.0 million, down 2.2% from $72.5 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 25.7% to 24.1% during the second quarter of fiscal 2017 compared to the prior year period. This decrease was primarily due to lower compensation expense attributable to employees performing SG&A related roles, partially offset by a realized loss on cash flow hedges and higher rent expense.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 260 basis points from a year ago due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Of our total employee headcount increase in the last 12 months, only 24% were in SG&A related roles. The loss on derivatives, expressed as a percentage of revenues, increased 30 basis points year over year primarily due to a decrease in the value of the British Pound Sterling. Rent expense, expressed as a percentage of revenues, increased 20 basis points year over year driven by an increase in our worldwide leased office space by approximately 140,000 square feet, or 14.0%, from February 29, 2016. This increased expense reflects the expansion of office space in New York and India and the addition of three offices related to the Vermilion acquisition.

Six months ended February 28, 2017 compared to three months ended February 29, 2016

For the six months ended February 28, 2017, SG&A expenses increased to $141.5 million, up 0.3% from $141.0 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 25.5% to 24.3% during the first six months of fiscal 2017 compared to the prior year period. This decrease was primarily due to compensation expense from employees performing SG&A related roles, partially offset by higher marketing costs and rent expense and a loss on derivatives. The higher marketing costs were due to our new brand campaign.

Operating Income and Operating Margin

Three months ended February 28, 2017 compared to three months ended February 29, 2016

Operating income increased 7.5% to $91.7 million for the three months February 28, 2017 compared to the prior year period. Our operating margin during the second quarter of fiscal 2017 was 31.2%, up from 30.3% a year ago. The higher operating margin was primarily due to an increase in revenue of approximately $12.6 million and foreign currency benefits totaling $2.1 million. These positive drivers were partially offset by increases in employee compensation costs, higher rent expense and a loss on derivatives.

Six months ended February 28, 2017 compared to three months ended February 29, 2016

Operating income increased 5.5% to $182.1 million for the six months ended February 28, 2017 compared to the prior year period. Our operating margin during the first six months of fiscal 2017 remained steady at 31.3%, consistent with the year ago period. The increase in operating income was primarily due to revenue growth of 5.5%, foreign currency benefits totaling $3.9 million and lower data costs. These positive drivers were partially offset by increases in employee compensation costs and higher rent, marketing and computer-related expenses.

Operating Income by Segment

	Three months ended			Six months ended
(in thousands)	February 28, 2017	February 29, 2016	Change	February 28, 2017	February 29, 2016	Change
U.S.	$36,188	$40,297	(10.2)%	$76,192	$85,459	(10.8)%
Europe	39,932	31,450	27.0%	76,516	62,232	23.0%
Asia Pacific	15,626	13,597	14.9%	29,357	24,961	17.6%
Consolidated	$91,746	$85,344	7.5%	$182,065	$172,652	5.5%

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

Three months ended February 28, 2017 compared to three months ended February 29, 2016

U.S. operating income decreased 10.2% to $36.2 million during the three months ended February 28, 2017 compared to $40.3 million in the same period a year ago. The decrease in U.S. operating income is primarily due to increases in expenses related to employee compensation, computer equipment and occupancy costs partially offset by revenue growth of 1.0%. Excluding the effect of acquisitions and dispositions in the last 12 months, U.S. employee headcount grew 3.7% year over year leading to an increase in compensation expense and related benefits. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 14% year over year. This increase was due to additional computer hardware and peripherals for new employees and the development of new internal systems to support our growing infrastructure. Occupancy costs increased due primarily to an increase in rent expense at our New York location. U.S. revenue growth was driven by U.S. organic ASV growth of 5.4% and strong performances in our PA and Portware product offerings.

European operating income increased 27.0% to $39.9 million during the three months ended February 28, 2017 compared to $31.5 million in the same period a year ago. The increase in European operating income was due to revenue growth of 10.6% and benefits from a stronger U.S. dollar. European revenues grew due to solid growth in the PA, Portware and Vermilion product offerings. The impact of foreign currency increased European operating income by $2.1 million year over year primarily due to a decrease in the value of the British Pound Sterling.

Asia Pacific operating income increased 14.9% to $15.6 million during the three months ended February 28, 2017 compared to $13.6 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 14.2%, partially offset by increases in employee compensation and occupancy costs.

Six months ended February 28, 2017 compared to six months ended February 29, 2016

U.S. operating income decreased 10.8% to $76.2 million during the six months ended February 28, 2017 compared to $85.5 million in the same period a year ago. The decrease in U.S. operating income is primarily due to increases in expenses related to employee compensation, computer equipment and occupancy costs partially offset by revenue growth of 2.8% and lower data costs. Computer related expenses, which include depreciation, maintenance, software and other fees, increased 17% year over year. Occupancy costs increased due primarily to an increase in rent expense at our New York location. U.S. revenue growth was driven by U.S. organic ASV growth of 5.4% and strong performances in our PA and Portware product offerings. The lower data costs year over year were primarily due to the sale of the Market Metrics business in the fourth quarter of fiscal 2016.

European operating income increased 23.0% to $76.5 million during the six months ended February 28, 2017 compared to $62.2 million in the same period a year ago. The increase in European operating income was due to revenue growth of 9.0% and benefits from a stronger U.S. dollar. European revenues grew due to solid growth in PA, Portware and Vermilion product offerings. The impact of foreign currency increased European operating income by $3.8 million year over year primarily due to a decrease in the value of the British Pound Sterling.

Asia Pacific operating income increased 17.6% to $29.4 million during the six months ended February 28, 2017 compared to $25.0 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 17.0%, partially offset by increases in employee compensation and occupancy costs.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended			Six months ended
(in thousands)	February 28, 2017	February 29, 2016	Change	February 28, 2017	February 29, 2016	Change
Provision for income taxes	$22,780	$17,157	32.8%	$46,017	$44,594	3.2%
Net income	$66,710	$67,763	(1.6)%	$133,293	$127,727	4.4%
Diluted earnings per share	$1.68	$1.63	3.1%	$3.34	3.06	9.2%

Income Taxes

Three months ended February 28, 2017 compared to three months ended February 29, 2016

For the three months ended February 28, 2017, the provision for income taxes was $22.8 million, up 32.8% from the same period a year ago. This was primarily due to the Company recognizing a $7.3 million tax benefit in the second quarter of fiscal 2016 related to the reenactment of the US. Federal R&D tax credit (the “R&D tax credit”) in December 2015. The reenactment of the R&D tax credit was retroactive to January 1, 2015 thus resulting in a large benefit in the second quarter of fiscal 2016. Offsetting the increase in the current year was our organizational realignment which was effective September 1, 2016. We realigned certain aspects of our global operations from FactSet Research Systems Inc., our U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position us to serve our growing client base outside the U.S. As a result of the realignment, we expect an approximate benefit of 250 basis point to our fiscal 2017 annual effective tax rate.

Six months ended February 28, 2017 compared to six months ended February 29, 2016

For the six months ended February 28, 2017, the provision for income taxes was $46.0 million, up 3.2% from the same period a year ago. This was primarily due to taxable income increasing by $7.0 million and the prior year provision being impacted by income tax benefits for the R&D tax credit, offset by benefits from the operational realignment in fiscal 2017 previously discussed.

Net Income and Diluted Earnings per Share

Three months ended February 28, 2017 compared to three months ended February 29, 2016

Net income decreased 1.6% to $66.7 million while diluted earnings per share increased 3.1% to $1.68 for the three months ended February 28, 2017 compared to the three months ended February 29, 2016. Net income decreased due to an increase in the tax provision year over year related primarily to the R&D tax credit recognized in the prior year period, an after-tax loss of $0.9 million from the final working capital adjustment related to sale of the Market Metrics business in the fourth quarter of fiscal 2016 and higher interest expense due to an increase in debt outstanding year over year. These expenses were offset by revenue growth of 4.5% and foreign currency benefits totaling $2.1 million. The increase in diluted earnings per share was driven by a decrease in diluted shares outstanding due to share repurchases in the quarter.

Six months ended February 28, 2017 compared to six months ended February 29, 2016

Net income increased 4.4% to $133.3 million and diluted earnings per share increased 9.2% to $3.34 for the six months ended February 28, 2017 compared to the six months ended February 29, 2016. Drivers of net income and earnings per share during the first six months of fiscal 2016 included organic ASV growth of 6.5%, foreign currency benefits of $3.9 million and tax benefits related to the operational realignment. These increases were partially offset by incremental employee compensation expense due to the hiring of 499 net new employees (including 70 employees from acquisitions completed in the last 12 months), higher rent, marketing and computer-related expenses. The increase in diluted earnings per share was also driven by a decrease in diluted shares outstanding due to share repurchases in the first six months of fiscal 2017.

Adjusted Net Income and Diluted Earnings per Share (non-GAAP)

Financial measures in accordance with U.S. GAAP including operating income and margin, net income and diluted EPS have been adjusted below. These adjusted financial measures are used both in presenting our results to stockholders and the investment community, and also in our internal evaluation and management of the business. We believe that these adjusted financial measures and the information they provide are useful to investors because they permit investors to view the Company’s performance using the same tools that we uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to FactSet’s historical performance.

Adjusted net income for the three months ended February 28, 2017 was $71.8 million, an increase of 8.7% from the prior year period. As presented in the table below, adjusted net income for the quarter ended February 28, 2017 excludes $3.2 million of after-tax intangible asset amortization and $1.1 million of after-tax non-recurring acquisition costs and an after-tax loss of $0.9 million from the final working capital adjustment related to sale of the Market Metrics business in the fourth quarter of fiscal 2016. Adjusted net income for the three months ended February 29, 2016 excludes $2.9 million of after-tax intangible asset amortization, $1.7 million of after-tax charges from restructuring actions initiated by the Company and $1.0 million of after-tax expense related to a change in the vesting of performance-based stock options. The prior year net income was also adjusted to exclude discrete income tax benefits of $7.3 million related to the reenactment of the R&D tax credit in December 2015.

Fiscal 2017 second quarter adjusted diluted EPS of $1.81 excludes a $0.13 detriment from the intangible asset amortization, non-recurring acquisition costs and the loss on the working capital adjustment. Fiscal 2016 second quarter adjusted diluted EPS of $1.59 excludes a $0.13 detriment from the intangible asset amortization and other non-recurring costs and a $0.17 benefit from the U.S. Federal R&D tax credit.

	Three Months Ended
(In thousands, except per share data)	February 28, 2017	February 29, 2016	Change

GAAP Net income	$66,710	$67,763
Intangible asset amortization	3,156	2,903
Other non-recurring items	1,978	2,732
Income tax benefits	─	(7,317)
Adjusted net income	$71,844	$66,081	8.7%

GAAP Diluted earnings per common share	$1.68	$1.63
Intangible asset amortization	0.08	0.07
Other non-recurring items	0.05	0.06
Income tax benefits	─	(0.17)
Adjusted Diluted earnings per common share	$1.81	$1.59	13.8%
Weighted average common shares (Diluted)	39,700	41,536

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Six months ended
(in thousands)	February 28, 2017	February 29, 2016
Net cash provided by operating activities	$128,058	$164,226
Capital expenditures (1)	(18,046)	(26,438)
Free cash flow (2)	$110,012	$137,788

Net cash used in investing activities	$(95,383)	$(290,632)
Net cash (used in) provided by financing activities	$(98,497)	$150,813

Cash and cash equivalents at end of period	$155,351	$175,170

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $155.4 million, or 14.6% of our total assets at February 28, 2017, compared with $175.2 million, or 17.1% of our total assets at February 29, 2016. Our cash and cash equivalents decreased $73.1 million during the first half of fiscal 2017 due to $160.4 million in share repurchases under the existing share repurchase program, $71.7 million in cash paid for acquisitions (net of cash acquired), dividend payments of $39.6 million, capital expenditures of $18.0 million, $7.2 million from the effects of foreign currency fluctuation and $5.6 million from the purchase of investments (net of proceeds). In addition, we also had cash outflow of $1.2 million related to the finalization of the working capital adjustment from the sale of the Market Metrics business. These cash outflows were partially offset by cash provided by operations of $128.1 million, $65.0 million in proceeds from long-term debt, $34.7 million in proceeds from the exercise of employee stock options and $9.0 million in tax benefits from share-based payment arrangements.

Free cash flow generated in the six months ended February 28, 2017 was $110.0 million, down 20.2% compared to a year ago. The free cash flow was attributable to $133.3 million of net income, $34.9 million of negative working capital changes and adjusted for $29.7 million of non-cash items, less $18.0 million in capital expenditures. The year over year free cash flow decrease was driven primarily by a negative working capital fluctuation of $48.2 million partially offset by an increase in net income of $5.6 million and lower capital expenditures of $8.3 million. The negative working capital was the result of higher client receivables and the timing of the U.S. payroll processed during the period. Our days sales outstanding (“DSO”) was 40 days as of February 28, 2017, representing an increase from 31 days at August 31, 2016 and 34 days at February 29, 2016. As part of the operational realignment, the majority of our international clients are now invoiced through our U.K. entity. This change delayed payments from some clients. Our recent acquisitions also contributed to the increase in DSO. Free cash flow generated over the last twelve months was $255.6 million. Included in the twelve-month calculation of free cash flow was $294.9 million of net cash provided by operations less $39.3 million of capital expenditures.

Net cash used in investing activities was $95.4 million in the first six months of fiscal 2017, representing a $195.2 million decrease from the same period a year ago. This was due primarily to our acquisition of Portware in the first quarter of fiscal 2016 which resulted in a net cash outflow of $264.1 million compared to a net cash outflow of $71.7 million for acquisitions completed in the first quarter of fiscal year 2017. Additionally, cash used in investing activities decreased year over year due to lower capital expenditures.

During the first six months of fiscal 2017, net cash used in financing activities was $98.5 million, compared to cash provided by financing activities of $150.8 million in the first six months of fiscal 2016. The year over year fluctuation was due primarily to lower proceeds from long-term debt of $200.0 million and an increase in share repurchases and dividend payments of $54.2 million, partially offset by higher proceeds from stock options exercised of $7.9 million. Refer to the Capital Resources section of the MD&A for a discussion of our long-term debt borrowings.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of February 28, 2017, our total cash and cash equivalents worldwide was $155.4 million with $365.0 million in outstanding borrowings. Approximately $24.4 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $93.7 million in Europe (predominantly within the UK and France) and the remaining $37.3 million is held in the Asia Pacific region. As of February 28, 2017, we believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures were $5.5 million during the second quarter of fiscal 2017, compared to $12.1 million in the same period a year ago. Approximately $3.6 million, or 65%, of capital expenditures related to upgrades to existing computer systems and improvements to our telecommunication equipment primarily at our corporate headquarters in Norwalk, laptop computers and peripherals for new employees and additional servers for our existing data centers in New Jersey and Virginia. The remainder of our capital expenditures was primarily for the build out of office space including $1.1 million in India and $0.6 million in New York.

Capital expenditures were $18.0 million during the first six months of fiscal 2017, down from $26.4 million in the same period a year ago. Approximately $10.0 million, or 55%, of capital expenditures related to upgrades to existing computer systems and improvements to our telecommunication equipment primarily at our corporate headquarters in Norwalk, laptop computers and peripherals for new employees and additional servers for our existing data centers in New Jersey and Virginia. The remainder of our capital expenditures was primarily for the build out of office space including $4.4 million at our Chicago location, $1.3 million in India, $1.2 million in New York and $0.7 million in London.

Capital Needs

Long-Term Debt

2015 Credit Agreement

On February 6, 2015, we entered into a Credit Agreement (the “2015 Credit Agreement”) between FactSet, as the borrower, and Bank of America, N.A. (“BofA”), as the lender. At that date, the 2015 Credit Agreement provided for a $35.0 million revolving credit facility (the “2015 Revolving Credit Facility”), under which we could request borrowings. The 2015 Credit Agreement also allowed us to arrange for additional borrowings for an aggregate amount of up to $265.0 million provided that any such request for additional borrowings was in a minimum amount of $25.0 million. For purposes of funding our acquisition of Code Red on February 6, 2015, we borrowed $35.0 million in the form of a Eurodollar rate loan (the “Loan”) under the Revolving Credit Facility. The proceeds of the Loan made under the 2015 Credit Agreement could be used for permitted acquisitions and general corporate purposes. The interest rate on the outstanding principal amount was equal to the Eurodollar rate plus 0.50%.

On September 21, 2015, we amended the 2015 Credit Agreement to borrow an additional $265.0 million (the “Second Amendment”) in order to fund our acquisition of Portware which closed on October 16, 2015. The Second Amendment allowed us, subject to certain requirements, to arrange for additional borrowings with BofA for an aggregate amount of up to $400.0 million, provided that any such request for additional borrowings is in a minimum amount of $25.0 million. The Second Amendment also adjusted the interest rate on the total outstanding principal debt to a rate equal to the Eurodollar rate plus 0.75%.

On October 26, 2016, we again amended the 2015 Credit Agreement to borrow an additional $65.0 million (the “Third Amendment”) for general corporate purposes. The interest rate for the borrowing under the Third Amendment was equal to the Eurodollar rate plus 0.75%. The Eurodollar rate is defined in the 2015 Credit Agreement as the rate per annum equal to one-month LIBOR. The maturity date on all outstanding loan amounts (which totaled $365.0 million as of February 28, 2017) was September 21, 2018.

2017 Credit Agreement

On March 17, 2017, we entered into a Credit Agreement (the “2017 Credit Agreement”) between FactSet, as the borrower, and PNC Bank, National Association (“PNC”), as the administrative agent and lender. The 2017 Credit Agreement provides for a $575.0 million revolving credit facility (the “2017 Revolving Credit Facility”). We may request borrowings under the 2017 Revolving Credit Facility until its maturity date of March 17, 2020. The 2017 Credit Agreement also allows us, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount of up to $225.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. At our option, a borrowing may be in the form of a base rate loan or a LIBOR rate loan. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. Interest on the loan outstanding is payable quarterly in arrears and on the maturity date.

In conjunction with our entrance into the 2017 Credit Agreement, we borrowed $575.0 million in the form of a LIBOR rate loan (the “2017 Loan”) under the 2017 Revolving Credit Facility and retired our outstanding debt under the 2015 Credit Agreement. The total principal amount of the Loan outstanding at the time of retirement was $365.0 million. Proceeds from the 2017 Revolving Credit Facility were also used for purposes of funding our acquisition of BI-SAM Technologies.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at February 28, 2017.   During the three months ended February 28, 2017 and February 29, 2016, we paid approximately $1.3 million and $0.9 million in interest on our outstanding debt amounts, respectively. During the six months ended February 28, 2017 and February 29, 2016, we paid approximately $2.4 million and $1.3 million in interest on our outstanding debt amounts, respectively.

As of February 28, 2017, no commitment fee was owed by us since we borrowed the full amount under the 2015 Credit Agreement. Other fees incurred by us, such as legal costs to draft and review the 2015 Credit Agreement, totaled less than $0.1 million and were capitalized as loan origination fees. Loan origination fees are amortized into interest expense over the term of the loan using the effective interest method.

The 2015 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2015 Credit Agreement required that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the 2015 Credit Agreement as of February 28, 2017.

As of February 28, 2017, the fair value of our long-term debt was $365.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.9 million of standby letters of credit have been issued in connection with our current leased office space as of February 28, 2017. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2017 and August 31, 2016, we were in compliance with all covenants contained in the standby letters of credit.

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

As of February 28, 2017, our annualized non-U.S. dollar denominated revenues are estimated to be $29.7 million while our non-U.S. dollar denominated expenses are estimated to be $221.7 million, which translates into a net foreign currency exposure of $192.0 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 71% of our employees were located as of February 28, 2017. During the first six months of fiscal 2017, foreign currency movements increased operating income by $3.9 million, compared to $6.9 million a year ago.

Foreign Currency Hedges

As of February 28, 2017, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019.

As of February 28, 2017, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £11.7 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.6 billion.

There were no other outstanding foreign currency forward contracts as of February 28, 2017. A loss on derivatives of $1.0 million was recorded into operating income during the second quarter of fiscal 2017, compared to a gain of less than $0.1 million in the year ago second quarter. During the first half of fiscal 2017, a loss on derivatives of $2.4 million was recorded into operating income, compared to a gain on derivatives of $0.1 million a year ago.

Off-Balance Sheet Arrangements

At February 28, 2017 and August 31, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

In the second quarter of 2017, we repurchased 479,822 shares for $81.1 million under the existing share repurchase program compared to 465,000 shares for $71.4 million in the same period a year ago. During the first six months of fiscal 2017, we repurchased 984,822 shares for $160.4 million under the existing share repurchase program compared to 715,000 shares for $113.3 million a year ago. As of February 28, 2017, $36.5 million remained available for future share repurchases. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. Including this expansion, $336.5 million is currently available for future share repurchases

On July 1, 2016, we entered into an ASR Agreement to repurchase $120.0 million of our common stock. We received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with us receiving an additional 102,916 shares of our common stock.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2016, we had total purchase commitments of $67.5 million. There were no material changes in our purchase commitments during the first six months of fiscal 2017.

At February 28, 2017, FactSet leased approximately 1,142,000 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. Including new lease agreements executed during fiscal 2017, our worldwide leased office space increased by approximately 70,000 square feet, or 6.5%, from August 31, 2016. This increase was primarily due to expanded office space in India, offset by the consolidation of certain other office spaces.

As disclosed earlier in the Capital Needs section of this MD&A, through the second quarter of fiscal 2017 we have $365.0 million outstanding in the form of a Eurodollar rate loan. The maturity date on the outstanding loan amount was September 21, 2018. The amount borrowed bears interest on the outstanding principal amount at a rate equal to the Eurodollar rate plus 0.75% and was reported as Long-term debt within our Consolidated Balance Sheet at February 28, 2017. As disclosed in the Capital Resources section of the MD&A, FactSet entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million. In conjunction with the 2017 Credit Agreement, FactSet retired its previous outstanding loan amount under the 2015 Credit Agreement.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the first six months of fiscal 2017.

Dividends

On February 3, 2017, our Board of Directors approved a quarterly cash dividend of $0.50 per share, or $2.00 per share per annum. The cash dividend of $19.7 million was paid on March 21, 2017, to common stockholders of record on February 28, 2017. With our dividends and our share repurchases, in the aggregate, we have returned $485.2 million to stockholders in the last 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. There were no significant changes in our accounting policies or critical accounting estimates during the first six months of fiscal 2017.

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

Approximately 83.2% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 16.8% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the UK negotiates its exit from the EU. More recently, on February 1, 2017, the British Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit and discussions with the EU began on March 29, 2017. We currently hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017, thus reducing our currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Business Outlook

The following forward-looking statements reflect our expectations as of April 3, 2017. Given the risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Third Quarter Fiscal 2017 Expectations:

-	GAAP Revenues are expected to be in the range of $311 million and $317 million.

-	GAAP operating margin is expected to be in the range of 29.0% and 30.0%. Adjusted operating margin is expected to be in the range of 31.0% and 32.0%.

-	The annual effective tax rate is expected to be in the range of 25.0% and 26.0%.

-

GAAP diluted EPS is expected to be in the range of $1.68 and $1.74. Adjusted diluted EPS is expected to be in the range of $1.81 and $1.87. The midpoint of the adjusted EPS range represents 12% growth over the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $29.7 million while our non-U.S. dollar denominated expenses are estimated to be $221.7 million, which translates into a net foreign currency exposure of $192.0 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of February 28, 2017, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019.

As of February 28, 2017, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £11.7 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.6 billion.

A loss on derivatives of $1.0 million was recorded into operating income during the second quarter of fiscal 2017, compared to a gain of less than $0.1 million in the year ago second quarter. During the first half of fiscal 2017, a loss on derivatives of $2.4 million was recorded into operating income, compared to a gain on derivatives of $0.1 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2017. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $9.5 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of February 28, 2017, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2017, would result in a decrease in operating income by $18.8 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2017 would increase the fair value of total assets by $30.6 million and equity by $28.4 million.

On June 23, 2016, the UK held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” The U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit on February 1, 2017 and discussions with the EU began on March 29, 2017. As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. We hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017, thus reducing our currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at February 28, 2017 was $185.4 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of February 28, 2017, the fair value of our long-term debt was $365.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to 0.75% plus the Eurodollar rate, which is equal to one-month LIBOR. During the three months ended February 28, 2017 and February 29, 2016, we paid approximately $1.3 million and $0.9 million in interest on our outstanding debt amounts, respectively. During the six months ended February 28, 2017 and February 29, 2016, we paid approximately $2.4 million and $1.3 million in interest on our outstanding debt amounts, respectively. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $0.9 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In the first quarter of fiscal 2017, we acquired Vermilion Holdings Limited (“Vermilion”). Refer to Note 8, Business Combinations, in the Notes to the Consolidated Financial Statements for further discussion of the acquisition. We are currently in the process of integrating the internal controls and procedures of Vermilion into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of Vermilion in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 18, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2017 to the risk factors identified in the Company’s fiscal 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)    Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)
December 2016	140,000	$163.70	140,000	$94,759
January 2017	219,822	$169.23	219,822	$57,559
February 2017*	120,000	$175.21	120,000	$36,534
Total	479,822		479,822

*On March 27, 2017, FactSet’s Board of Directors approved a $300.0 million expansion to the existing share repurchase program. Including the approved $300.0 million expansion to the program, $336.5 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On April 7, 2017, the Company announced that it had accepted the resignation of Scott G. Miller from his position as Executive Vice President, Global Director of Sales. In connection with his departure from the Company, to be effective on April 21, 2017, Mr. Miller and the Company entered into a separation agreement on April 9, 2017 (the “Separation Agreement”), pursuant to which Mr. Miller will receive: (i) a payment equal to six months’ base salary and a portion of his estimated bonus for the 2017 fiscal year; (ii) continued healthcare coverage for Mr. Miller and his dependents for the period until December 31, 2017; (iii) accelerated vesting of certain stock options that otherwise would have vested on or prior to January 21, 2018; and (iv) certain other ancillary benefits. The foregoing description of the Separation Agreement is a summary only and is qualified in its entirety by reference to the full text of the Separation Agreement which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated April 9, 2017

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 10, 2017	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated April 9, 2017

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document