Form 10-Q
period 2017-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2017-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐Smaller reporting company ☐Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 30, 2017 was 39,228,289.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2017

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10‑Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenues	$312,120	$287,501	$894,537	$839,801
Operating expenses
Cost of services	146,426	124,602	405,311	363,249
Selling, general and administrative	78,052	73,609	219,519	214,610
Total operating expenses	224,478	198,211	624,830	577,859
Operating income	87,642	89,290	269,707	261,942
Other expense
Loss on sale of business	—	—	(1,223)	—
Interest expense, net of interest income	(2,413)	(433)	(3,945)	(765)
Total other expense	(2,413)	(433)	(5,168)	(765)

Income before income taxes	85,229	88,857	264,539	261,177

Provision for income taxes	19,815	22,076	65,832	66,669
Net income	$65,414	$66,781	$198,707	$194,508
Basic earnings per common share	$1.66	$1.64	$5.03	$4.73
Diluted earnings per common share	$1.66	$1.62	$5.00	$4.68

Basic weighted average common shares	39,317	40,779	39,528	41,094
Diluted weighted average common shares	39,457	41,189	39,736	41,596

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended		Nine Months Ended
(In thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Net income	$65,414	$66,781	$198,707	$194,508

Other comprehensive income (loss), net of tax
Net unrealized gain on cash flow hedges*	2,385	2,464	4,233	229
Foreign currency translation adjustments	21,316	8,883	10,680	(7,867)
Other comprehensive income (loss)	23,701	11,347	14,913	(7,638)
Comprehensive income	$89,115	$78,128	$213,620	$186,870

* For the three and nine months ended May 31, 2017, the unrealized gain on cash flow hedges was net of tax expense of $1,485 and $2,561, respectively. For the three and nine months ended May 31, 2016, the unrealized gain on cash flow hedges was net of tax expense of $1,448 and $135, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	May 31, 2017	August 31, 2016
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$161,758	$228,407
Investments	31,927	24,217
Accounts receivable, net of reserves of $1,691 at May 31, 2017 and $1,521 at August 31, 2016	147,455	97,797
Prepaid taxes	5,344	—
Deferred taxes	2,623	3,158
Prepaid expenses and other current assets	24,076	15,697
Total current assets	373,183	369,276
Property, equipment and leasehold improvements, net	97,442	84,622
Goodwill	695,667	452,915
Intangible assets, net	175,534	93,161
Deferred taxes	5,099	13,406
Other assets	11,089	5,781
TOTAL ASSETS	$1,358,014	$1,019,161

LIABILITIES
Accounts payable and accrued expenses	$63,611	$45,836
Accrued compensation	36,722	51,036
Deferred fees	51,210	33,247
Deferred taxes	1,781	291
Taxes payable	6,856	7,781
Dividends payable	21,951	20,019
Total current liabilities	182,131	158,210

Long-term debt	575,000	300,000
Deferred Fees	2,476	—
Deferred taxes	23,039	1,708
Taxes payable	10,780	8,782
Deferred rent and other non-current liabilities	37,035	33,080
TOTAL LIABILITIES	$830,461	501,780
Commitments and contingencies (See Note 18)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,737,696 and 51,150,978 shares issued; 39,198,325 and 40,038,225 shares outstanding at May 31, 2017 and August 31, 2016, respectively	517	512
Additional paid-in capital	720,020	623,195
Treasury stock, at cost: 12,539,371 and 11,112,753 shares at May 31, 2017 and August 31, 2016, respectively	(1,560,466)	(1,321,700)
Retained earnings	1,421,122	1,283,927
Accumulated other comprehensive loss	(53,640)	(68,553)
TOTAL STOCKHOLDERS’ EQUITY	$527,553	$517,381
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,358,014	$1,019,161

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine months Ended
(in thousands)	May 31, 2017	May 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,707	$194,508
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	33,770	28,222
Stock-based compensation expense	20,873	22,433
Loss on sale of business	1,223	—
Deferred income taxes	8,829	3,015
Loss on disposition of assets	33	2
Tax benefits from share-based payment arrangements	(9,798)	(13,327)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(29,310)	(11,316)
Accounts payable and accrued expenses	1,548	3,474
Accrued compensation	(17,299)	(1,809)
Deferred fees	2,638	3,696
Taxes payable, net of prepaid taxes	6,081	20,313
Prepaid expenses and other assets	440	1,250
Deferred rent and other non-current liabilities	2,766	10,812
Other working capital accounts, net	(189)	(169)
Net cash provided by operating activities	220,312	261,104

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(301,843)	(264,087)
Purchases of investments	(29,982)	(12,934)
Proceeds from sales of investments	23,399	12,423
Purchases of property, equipment and leasehold improvements	(25,981)	(34,671)
Net cash used in investing activities	(334,407)	(299,269)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(59,124)	(54,042)
Repurchases of common stock	(214,766)	(192,823)
Proceeds from debt	575,000	265,000
Repayment of Debt	(300,000)	—
Sale of business	(1,223)	—
Debt issuance costs	(437)	(12)
Proceeds from employee stock plans	42,159	38,845
Tax benefits from share-based payment arrangements	9,798	13,327
Net cash provided by financing activities	51,407	70,295

Effect of exchange rate changes on cash and cash equivalents	(3,961)	(3,608)
Net (decrease) increase in cash and cash equivalents	(66,649)	28,522
Cash and cash equivalents at beginning of period	228,407	158,914
Cash and cash equivalents at end of period	$161,758	$187,436

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2017

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

The unaudited condensed consolidated financial statements of FactSet and the accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP").  In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to fairly state our results of operations, financial position and cash flows. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

The Company has evaluated subsequent events through the date that the financial statements were issued.

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the beginning of fiscal 2017, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first nine months of fiscal 2017 that had a material impact on the consolidated financial statements.

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

On May 2017, the FASB issued an accounting standard updated, which amends the scope of modification accounting for share-based payment arrangements. The guidance focuses on changes to the terms or conditions of share-based payment awards that would require the application of modification accounting and specifies that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements

Cash Flow Simplification

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

No other new accounting pronouncements issued or effective as of May 31, 2017 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of May 31, 2017 or August 31, 2016.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2017 and August 31, 2016:

	Fair Value Measurements at May 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$22,106	$—	$—	$22,106
Mutual funds (2)	—	15,542	—	15,542
Certificates of deposit (3)	—	16,385	—	16,385
Derivative instruments (4)	—	5,468	—	5,468
Total assets measured at fair value	$22,106	$37,396	$—	$59,502

Liabilities
Derivative instruments (4)	$—	$596	$—	$596
Total liabilities measured at fair value	$—	$596	$—	$596

	Fair Value Measurements at August 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$92,765	$—	$—	$92,765
Certificates of deposit (3)	—	24,217	—	24,217
Derivative instruments (4)	—	869	—	869
Total assets measured at fair value	$92,765	$25,086	$—	$117,851

Liabilities
Derivative instruments (4)	$—	$2,791	$—	$2,791
Total liabilities measured at fair value	$—	$2,791	$—	$2,791

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the nine months ended May 31, 2017, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of May 31, 2017 and August 31, 2016, the fair value of the Company’s long-term debt was $575.0 million and $300.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first nine months of fiscal 2017 and 2016, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of May 31, 2017, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in U.S. dollars)	May 31, 2017	August 31, 2016	May 31, 2017	August 31, 2016
British Pound Sterling	$7,560	$33,280	$(596)	$(2,791)
Indian Rupee	56,520	58,410	5,468	869
Total	$64,080	$91,690	$4,872	$(1,922)

As of May 31, 2017, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £5.4 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

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

Fair Value of Derivative Instruments

The following table provides the fair value of derivative instruments:

(in thousands)
Designation of Derivatives	Balance Sheet Location	May 31, 2017	August 31, 2016
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$2,738	$163
	Other assets	$2,730	$706
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$596	$2,791

All derivatives were designated as hedging instruments as of May 31, 2017 and August 31, 2016, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2017 and 2016:

(in thousands)	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2017	2016		2017	2016
Foreign currency forward contracts	$3,467	$3,900	SG&A	$(403)	$(12)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2017 and 2016:

(in thousands)	Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2017	2016		2017	2016
Foreign currency forward contracts	$4,006	$404	SG&A	$(2,788)	$40

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of May 31, 2017, FactSet estimates that approximately $2.1 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of May 31, 2017 and August 31, 2016, there were no net settlements recorded on Consolidated Balance Sheets.

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income and amounts reclassified out of AOCL into earnings during the three months ended May 31, 2017 and 2016 are as follows:

	May 31, 2017		May 31, 2016
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$21,316	$21,316	$8,883	$8,883
Realized loss on cash flow hedges reclassified to earnings (1)	403	247	12	7
Unrealized gain on cash flow hedges recognized in AOCL	3,467	2,138	3,900	2,457
Other comprehensive income	$25,186	$23,701	$12,795	$11,347

(1)	Reclassified to Selling, General and Administrative Expenses

The components of other comprehensive income (loss) and amounts reclassified out of AOCL into earnings during the nine months ended May 31, 2017 and 2016 are as follows:

	May 31, 2017		May 31, 2016
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$10,680	$10,680	$(7,867)	$(7,867)
Realized loss (gain) on cash flow hedges reclassified to earnings (1)	2,788	1,755	(40)	(25)
Unrealized gain on cash flow hedges recognized in AOCL	4,006	2,478	404	254
Other comprehensive income (loss)	$17,474	$14,913	$(7,503)	$(7,638)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	May 31, 2017	August 31, 2016
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$3,018	$(1,215)
Accumulated foreign currency translation adjustments	(56,658)	(67,338)
Total accumulated other comprehensive loss	$(53,640)	$(68,553)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Operating Officer, Global Head of Sales and Client Solutions, General Counsel and Chief Human Resources Officer. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

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

The U.S. segment services finance professionals including financial institutions throughout the Americas, while the European and Asia Pacific segments service professionals and institutions located throughout Europe and the Asia Pacific region, respectively. The European segment is headquartered in London, England and maintains office locations in France, Germany, Ireland, Italy, Latvia, Luxembourg, the Netherlands, Spain, South Africa, Sweden, Switzerland and Dubai. The Asia Pacific segment is headquartered in Tokyo, Japan with office locations in Australia, Hong Kong, Singapore and India. Segment revenues reflect direct sales to clients based in their respective geographic locations. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with the Company’s data centers, third party data costs and corporate charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $695.7 million of goodwill reported by the Company at May 31, 2017, 55% was recorded in the U.S. segment, 44% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended May 31, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$197,834	$87,327	$26,959	$312,120
Segment operating profit	34,382	37,766	15,494	87,642
Total assets	708,440	555,366	94,208	1,358,014
Capital expenditures	6,211	515	1,210	7,936

For the three months ended May 31, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$193,166	$70,243	$24,092	$287,501
Segment operating profit	42,020	33,304	13,966	89,290
Total assets	696,832	264,910	77,233	1,038,975
Capital expenditures	6,060	913	1,260	8,233

For the nine months ended May 31, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$580,090	$235,464	$78,983	$894,537
Segment operating profit	110,574	114,282	44,851	269,707
Capital expenditures	21,311	1,176	3,494	25,981

For the nine months ended May 31, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$565,063	$206,198	$68,540	$839,801
Segment operating profit	127,479	95,536	38,927	261,942
Capital expenditures	29,133	2,181	3,357	34,671

8. BUSINESS COMBINATIONS

BISAM

On March 17, 2017, FactSet acquired BI-SAM Technologies (“BISAM”) for a total purchase price of $216.9 million. BISAM is a global provider of portfolio performance and attribution, multi-asset risk, GIPS composites management and reporting. BISAM’s product offerings include B-One, BISAM’s cross-asset solution, which will serve as a complement to both FactSet’s portfolio analytics suite and client reporting solutions, and Cognity, which enhances FactSet’s risk analysis for derivatives and quantitative portfolio construction. These factors contributed to a purchase price in excess of fair value of BISAM’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, BISAM employed over 160 employees based primarily in its New York, Boston, Paris, London and Sofia offices. Total transaction costs related to the acquisition were $3.2 million in fiscal 2017 and were recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Allocation of the purchase price to the assets acquired and liabilities assumed was not yet finalized as of May 31, 2017 as it is subject to finalizing identified intangibles assets and income taxes, in addition to working capital adjustments. The preliminary purchase price was allocated to BISAM’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and preliminary valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$27,642
Amortizable intangible assets
Software technology	18,261
Client relationships	37,597
Trade name	741
Goodwill	174,024
Total assets acquired	$258,265
Liabilities assumed	(41,372)
Net assets acquired	$216,893

Intangible assets of $56.6 million have been allocated to amortizable intangible assets consisting of client relationships, amortized over 16 years using an accelerated amortization method; software technology, amortized over five years using a straight-line amortization method; and a trade name, amortized over four years using a straight-line amortization method.

Goodwill totaling $174.0 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the BISAM acquisition is included in the US and European segments and is not deductible for income tax purposes. The results of operations of BISAM have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on March 17, 2017. Pro forma information has not been presented because the effect of the BISAM acquisition is not material to the Company’s consolidated financial results.

Vermilion

On November 8, 2016, FactSet acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $67.9 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a growing area of the market as regulatory requirements rise and with the acquisition of Vermilion and its Vermilion Reporting Suite (“VRS”), FactSet now offers a workflow around all elements of the client reporting process, which it expects will expand as investors grow increasingly sophisticated. This factor contributed to a purchase price in excess of fair value of Vermilion’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices. Total transaction costs related to the acquisition were $0.7 million and recorded within SG&A expenses in the Consolidated Statements of Income.

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

Portware

On October 16, 2015, FactSet acquired Portware LLC (“Portware”) for a total purchase price of $263.6 million. Portware is a global provider of multi-asset trade automation solutions for mega and large asset managers. With the acquisition of Portware, FactSet began to offer a platform that it expects will increase value to global asset managers by expanding its capabilities to include multi-asset trade automation. This factor contributed to a purchase price in excess of fair value of Portware’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Portware employed 166 individuals in its New York, London, Hong Kong, and Hyderabad offices. Total transaction costs related to the acquisition were $0.7 million in fiscal 2016 and were recorded within SG&A expenses in the Consolidated Statements of Income.

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

10. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2017 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2016	$367,480	$82,280	$3,155	$452,915
Goodwill acquired during the period	18,233	215,822	—	234,055
Foreign currency translations	—	8,901	(204)	8,697
Balance at May 31, 2017	$385,713	$307,003	$2,951	$695,667

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2016, consistent with the timing of previous years, at which time it was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. During the first nine months of fiscal 2017, the Company acquired goodwill of $234.1 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets from acquisitions.

11. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at May 31, 2017 was 11.5 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first nine months of fiscal 2017. Amortizable intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

During the nine months ended May 31, 2017, $92.8 million of intangible assets were acquired with a weighted average useful life of 11.5 years. The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At May 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$33,393	$17,917	$15,476
Client relationships	97,322	20,291	77,031
Software technology	104,315	27,445	76,870
Non-compete agreements	4,779	1,303	3,476
Trade names	4,041	1,360	2,681
Total	$243,850	$68,316	$175,534

At August 31, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,167	$16,758	$17,409
Client relationships	45,185	16,480	28,705
Software technology	62,560	20,545	42,015
Non-compete agreements	4,344	1,118	3,226
Trade names	2,728	922	1,806
Total	$148,984	$55,823	$93,161

Amortization expense recorded for intangible assets was $5.8 million and $4.1 million for the three months ended May 31, 2017 and 2016, respectively. Amortization expense recorded for intangible assets was $13.8 million and $11.1 million for the nine months ended May 31, 2017 and 2016, respectively. As of May 31, 2017, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2017 (remaining three months)	$6,108
2018	23,989
2019	23,148
2020	22,489
2021	20,927
Thereafter	78,873
Total	$175,534

12. COMMON STOCK AND EARNINGS PER SHARE

On May 5, 2017, FactSet’s Board of Directors approved a regular quarterly dividend of $0.56 per share, or $2.24 per share per annum. The cash dividend of $22.0 million was paid on June 20, 2017 to common stockholders of record at the close of business on May 31, 2017.

Shares of common stock outstanding were as follows:

	Nine months ended
(in thousands)	May 31, 2017	May 31, 2016
Balance at September 1	40,038	41,317
Common stock issued for employee stock plans	585	579
Repurchase of common stock from employees(1)	(37)	(20)
Repurchase of common stock under the share repurchase program	(1,285)	(1,220)
Repurchase of common stock under accelerated share repurchase agreement	(103)	—
Balance at May 31, 2017 and May 31, 2016, respectively	39,198	40,656

(1)

For the nine months ended May 31, 2017 and May 31, 2016, the Company repurchased 37,042 and 19,892 shares, or $5.7 million and $3.3million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2017
Basic EPS
Income available to common stockholders	$65,414	39,317	$1.66
Diluted EPS
Dilutive effect of stock options and restricted stock		140
Income available to common stockholders plus assumed conversions	$65,414	39,457	$1.66
For the three months ended May 31, 2016
Basic EPS
Income available to common stockholders	$66,781	40,779	$1.64
Diluted EPS
Dilutive effect of stock options and restricted stock		410
Income available to common stockholders plus assumed conversions	$66,781	41,189	$1.62
For the nine months ended May 31, 2017
Basic EPS
Income available to common stockholders	$198,707	39,528	$5.03
Diluted EPS
Dilutive effect of stock options and restricted stock		208
Income available to common stockholders plus assumed conversions	$198,707	39,736	$5.00
For the nine months ended May 31, 2016
Basic EPS
Income available to common stockholders	$194,508	41,094	$4.73
Diluted EPS
Dilutive effect of stock options and restricted stock		502
Income available to common stockholders plus assumed conversions	$194,508	41,596	$4.68

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2017 was 492,649, because their inclusion would have been anti-dilutive. The number of stock options excluded from the calculation of diluted earnings per share for the three and nine months ended May 31, 2016 was 688,538, because their inclusion would have been anti-dilutive.

For the three and nine months ended May 31, 2017, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 754,561. For the three and nine months ended May 31, 2016, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 937,089. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria are probable of being achieved.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

At May 31, 2017 and August 31, 2016, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At May 31, 2017 and August 31, 2016, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 51,737,696 and 51,150,978 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At May 31, 2017 and August 31, 2016, there were 12,539,371 and 11,112,753 shares of treasury stock (at cost) outstanding, respectively. As a result, 39,198,325 and 40,038,225 shares of FactSet common stock were outstanding at May 31, 2017 and August 31, 2016, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first nine months of fiscal 2017, the Company repurchased 1,284,822 shares for $208.8 million compared to 1,220,000 shares for $189.5 million in the prior year comparable period. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. As of May 31, 2017, $288.2 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

On July 1, 2016, FactSet entered into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $120.0 million of FactSet common stock. The Company received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with FactSet receiving an additional 102,916 shares of its common stock.

Restricted Stock Vesting

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2017, 101,234 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2017 (less 37,042 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 51,762 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2016 (less 19,892 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 5, 2017	$0.56	Regular (cash)	May 31, 2017	$21,951	June 20, 2017
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	May 31, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015

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

Stock Option Activity

During the first nine months of fiscal 2017, FactSet granted 767,071 stock options at a weighted average exercise price of $154.01 to existing employees of the Company. As of May 31, 2017, a total of 3,597,101 stock options were outstanding at a weighted average exercise price of $139.97. Unamortized stock-based compensation of $58.6 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.4 years.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2016	3,364	$129.54
Granted – nonperformance-based	671	$152.28
Granted – performance-based	23	$159.45
Exercised	(199)	$74.56
Forfeited	(26)	$147.22
Balance at November 30, 2016	3,833	$136.43
Granted – performance-based	62	$169.16
Granted – non-employee Directors grant	24	$170.24
Exercised	(170)	$89.62
Forfeited	(50)	$141.50
Balance at February 28, 2017	3,699	$139.27
Granted – nonperformance-based	12	$163.05
Exercised	(62)	$93.25
Forfeited	(52)	$151.65
Balance at May 31, 2017	3,597	$139.97

The total number of in-the-money options exercisable as of May 31, 2017 was 0.8 million with a weighted average exercise price of $97.20. As of August 31, 2016, 1.0 million in-the-money outstanding options were exercisable with a weighted average exercise price of $89.42. The aggregate intrinsic value of in-the-money stock options exercisable at May 31, 2017 and August 31, 2016 was $57.1 million and $86.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock prices of $165.69 and $178.03 on May 31, 2017 and August 31, 2016, respectively, and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2017 and 2016 was $34.8 million and $43.0 million, respectively.

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

July 2012 Performance-based Option Grant Review

In July 2012, FactSet granted 241,546 performance-based employee stock options, which are eligible to vest in 20% tranches depending upon future StreetAccount user growth through August 31, 2017. Through the third quarter of fiscal 2017, all five of the growth targets as outlined within the terms of the grant were achieved. As such, 80%, or 193,256, of the options granted have vested with the fifth tranche eligible to vest fully on August 31, 2017. Unamortized stock-based compensation expense of $0.1 million will be recognized over the remaining vesting period of 0.2 years.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, FactSet granted 137,522 performance-based stock options during the second quarter of fiscal 2015. Of the total amount granted, 68,761 performance-based options were eligible to vest if certain Code Red ASV and operating margin targets were achieved over a two-year measurement period ending February 28, 2017. At the conclusion of the measurement period, 70% of the options were deemed eligible to vest, with the remaining options being forfeited. The option holders must remain employed by FactSet through February 28, 2019 in order for the options to vest. As of May 31, 2017, total unamortized stock-based compensation of $0.9 million will be recognized as expense over the remaining vesting period of 1.7 years.

The remaining 68,761 options granted in February 2015 are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. As of May 31, 2017, total unamortized stock-based compensation of $0.5 million will be recognized as expense over the remaining vesting period of 1.7 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(694)	—
10%	$(520)	$127
40% (current expectation)	—	$506
70%	$520	$886
100%	$1,041	$1,265

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2017.

October 2015 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of May 31, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
50%	$3,981	$8,269
70%	$5,574	$11,577
100%	$7,963	$16,538

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2017.

FactSet granted 20,911 additional performance-based stock options to Portware employees in the fourth quarter of fiscal 2016. Similar to the October 2015 grant, these performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Portware revenue and operating income targets are achieved by October 16, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of May 31, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Portware in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
50%	$83	$417
70%	$116	$583
100%	$166	$833

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2017.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of May 31, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
100%	$202	$2,502

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2017.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first nine months of fiscal 2017, FactSet granted 12,927 restricted stock awards to employees of the Company at a weighted average grant date fair value of $157.50. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of May 31, 2017, a total of 168,096 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $17.5 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 2.9 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2016	262	$126.27
Granted	5	$151.63
Vested(1)	(95)	$112.70
Balance at November 30, 2016	172	$134.02
Granted	8	$161.31
Forfeited	(3)	$114.42
Vested(2)	(6)	$105.91
Balance at February 28, 2017	171	$136.65
Forfeited	(3)	$116.38
Balance at May 31, 2017	168	$136.95

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

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2016	1,491	66
Granted – nonperformance-based options	(671)	—
Granted – performance-based options	(23)	—
Granted – restricted stock awards(1)	(12)	—
Share-based awards canceled/forfeited(2)	29	—
Balance at November 30, 2016	814	66
Granted – nonperformance-based options	—	(24)
Granted – performance-based options	(62)	—
Granted – restricted stock awards(1)	(20)	—
Share-based awards canceled/forfeited(2)	56	—
Balance at February 28, 2017	788	42
Granted – nonperformance-based options	(12)	—
Share-based awards canceled/forfeited(2)	58	—
Balance at May 31, 2017	834	42

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During the three months ended May 31, 2017, employees purchased 17,314 shares at a weighted average price of $140.84 as compared to 17,538 shares at a weighted average price of $131.57 for the three months ended May 31, 2016. During the nine months ended May 31, 2017, employees purchased 54,554 shares at a weighted average price of $137.38 as compared to 53,711 shares at a weighted average price of $129.83 for the nine months ended May 31, 2016. At May 31, 2017, 353,990 shares were reserved for future issuance under the ESPP.

401(k) Plan

The Company established it 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $7.3 million and $7.1 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2017 and 2016, respectively.

15. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $7.3 million and $20.9 million during the three and nine months ended May 31, 2017, respectively. Similarly, the Company recognized total stock-based compensation expense of $7.4 million and $22.4 million during the three and nine months ended May 31, 2016, respectively. As of May 31, 2017, $76.1 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.3 years. There was no stock-based compensation capitalized as of May 31, 2017 or August 31, 2016, respectively.

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

Q1 2017

671,263 nonperformance-based employee stock options and 22,460 performance-based employee stock options were granted at a weighted average exercise price of $152.51 and a weighted average estimated fair value of $39.60 per share.

Q2 2017	61,744 performance-based employee stock options were granted at a weighted average exercise price of $169.16 and a weighted average estimated fair value of $43.81 per share.
Q3 2017	11,604 nonperformance-based employee stock options were granted at a weighted average exercise price of $163.05 and a weighted average estimated fair value of $42.23 per share.
Q1 2016

513,785 nonperformance-based employee stock options and 530,418 performance-based employee stock options were granted at a weighted average exercise price of $170.21 and a weighted average estimated fair value of $46.62 per share.

Q2 2016	4,073 nonperformance-based employee stock options were granted at an exercise price of $150.81 and an estimated fair value of $40.51 per share.
Q3 2016	103,903 nonperformance-based employee stock options were granted at an exercise price of $152.10 and an estimated fair value of $40.57 per share.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three months ended	May 31, 2017			May 31, 2016
Term structure of risk-free interest rate	0.49%	-	1.89%	0.40%	-	1.90%
Expected life (years)		7.4			7.5
Term structure of volatility	21%	-	29%	24%	-	30%
Dividend yield		1.18%			1.33%
Weighted average estimated fair value		$42.23			$40.57
Weighted average exercise price		$163.05			$152.10
Fair value as a percentage of exercise price		25.9%			26.7%

Nine months ended	May 31, 2017			May 31, 2016
Term structure of risk-free interest rate	0.07%	-	2.09%	0.07%	-	2.12%
Expected life (years)		7.4			7.7
Term structure of volatility	21%	-	30%	21%	-	30%
Dividend yield		1.18%			1.09%
Weighted average estimated fair value		$39.98			$46.05
Weighted average exercise price		$154.01			$168.51
Fair value as a percentage of exercise price		26.0%			27.3%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 42,185 remain available for future grant as of May 31, 2017. The expiration date of the Directors’ Plan is December 1, 2018.

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first nine months of fiscal 2017, there were 12,927 restricted stock awards granted with a weighted average grant date fair value of $157.50. During the first nine months of fiscal 2016, FactSet granted 93,375 restricted stock awards at a weighted average grant date fair value of $159.42.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended May 31, 2017, employees purchased 17,314 shares at a weighted average price of $140.84 as compared to 17,538 shares at a weighted average price of $131.57 for the three months ended May 31, 2016. During the nine months ended May 31, 2017, employees purchased 54,554 shares at a weighted average price of $137.38 as compared to 53,711 shares at a weighted average price of $129.83 for the nine months ended May 31, 2016. Stock-based compensation expense recorded for each of the three months ended May 31, 2017 and 2016, relating to the ESPP was $0.5 million and $0.4 million, respectively. Stock-based compensation expense recorded for each of the nine months ended May 31, 2017 and 2016, relating to the ESPP was $1.5 million and $1.4 million, respectively.

The weighted average estimated fair value for the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended	May 31, 2017	May 31, 2016
Risk-free interest rate	0.81%	0.27%
Expected life (months)	3	3
Expected volatility	8.3%	11.53%
Dividend yield	1.24%	1.29%
Weighted average estimated fair value	$29.84	$26.07

Nine months ended	May 31, 2017	May 31, 2016
Risk-free interest rate	0.56%	0.20%
Expected life (months)	3	3
Expected volatility	8.7%	11.42%
Dividend yield	1.21%	1.15%
Weighted average estimated fair value	$28.48	$27.19

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended		Nine months ended
(in thousands)	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Income before income taxes	$85,229	$88,857	$264,539	$261,177
Total provision for income taxes	$19,815	$22,076	$65,832	$66,669
Effective tax rate	23.2%	24.8%	24.9%	25.5%	(1)

(1)

In December 2015, the Consolidated Appropriations Act, 2016 (the “2016 ACT”) was signed into law. The ACT reinstated and made permanent the U.S. Federal R&D tax credit (the “R&D tax credit”), which had previously expired on December 31, 2014. The reenactment of the R&D tax credit was retroactive to January 1, 2015 and by providing for a permanent R&D tax credit, the 2016 ACT eliminates the yearly uncertainty surrounding the extension of the credit. Prior to the reenactment of the R&D tax credit, FactSet had not been permitted to factor it into its effective tax rate as it was not currently enacted tax law. The reenactment resulted in a discrete income tax benefit of $7.3 million during the second quarter of fiscal 2016 and reduced the Company’s effective tax rate for the nine months ended May 31, 2016 to 25.5%.

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The effective tax rate was lower than the U.S. statutory rate of 35.0% in both periods presented above primarily due to foreign income, which is subject to lower statutory tax rates than in the U.S. and benefits from R&D and foreign tax credits partially offset by additional state and local income taxes.

FactSet Operational Realignment

Effective September 1, 2016, FactSet realigned certain aspects of its global operations from FactSet Research Systems Inc., its U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position the Company to serve its growing client base outside the U.S. This realignment allows the Company to further implement strategic corporate objectives and helps achieve operational and financial efficiencies, while complementing FactSet’s increasing global growth and reach. As a result of the realignment, the Company expects an approximate benefit of 250 basis point to its fiscal 2017 annual effective tax rate.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	May 31, 2017	August 31, 2016
Current
Receivable reserve	$619	$531
Deferred rent	1,184	1,022
Other	820	1,605
Net current deferred tax assets	$2,623	$3,158
Non-current
Depreciation on property, equipment and leasehold improvements	$3,335	$5,194
Deferred rent	10,539	9,626
Stock-based compensation	18,154	19,927
Purchased intangible assets, including acquired technology	(31,495)	(24,645)
Other	4,566	3,304
Net non-current deferred tax assets	$5,099	$13,406
Total deferred tax assets	$7,722	$16,564

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	May 31, 2017	August 31, 2016
Current
Other	$1,781	$291
Net current deferred tax liabilities	$1,781	$291
Non-current
Stock-based compensation	$(944)	$—
Depreciation on property, equipment and leasehold improvements	(441)	—
Purchased intangible assets, including acquired technology	25,928	1,666
Other	(1,504)	42
Net non-current deferred tax liabilities	$23,039	$1,708
Total deferred tax liabilities	$24,820	$1,999

No U.S. income taxes have been provided on filing-basis undistributed foreign earnings and profits as of May 31, 2017, as FactSet plans to permanently reinvest these amounts and use the earnings to fund non-U.S. operations and working capital needs as well as facilities overseas. This includes, but is not limited to, capital expenditures and acquisitions intended to further FactSet’s global growth strategy. At each reporting period, FactSet assesses its position with regard to the undistributed foreign earnings of its subsidiaries. To the extent that earnings can no longer be indefinitely reinvested, the Company will accrue the tax impact, if any, attributable to those earnings, including the impact of foreign tax credits, at such time. If such earnings are repatriated, additional tax expense may result, although the flexibility inherent in the U.S. Internal Revenue Code may permit the ultimate distribution to be tax-free depending on the nature of the distribution. Therefore the Company does not believe it is practicable to estimate, with reasonable accuracy, the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the many factors and assumptions necessary to estimate the amount of the federal income tax that may be payable in the future on the undistributed earnings..

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

As of May 31, 2017, the Company had gross unrecognized tax benefits totaling $10.8 million, including $1.3 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2017:

(in thousands)
Unrecognized income tax benefits at August 31, 2016	$8,782
Additions based on tax positions related to the current year	1,359
Additions for tax positions of prior years	2,461
Statute of limitations lapse	(1,822)
Unrecognized income tax benefits at May 31, 2017	$10,780

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At May 31, 2017, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2014	through	2017
State (various)	2010	through	2017
Europe
France	2013	through	2017
United Kingdom	2012	through	2017

17. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	May 31, 2017	August 31, 2016
2017 Revolving Credit Facility	$575,000	$—
2015 Revolving Credit Facility	—	300,000
Total Outstanding Debt	$575,000	$300,000

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

In conjunction with FactSet’s entrance into the 2017 Credit Agreement, the Company borrowed $575.0 million in the form of a LIBOR rate loan under the 2017 Revolving Credit Facility and retired the outstanding debt under its previous credit agreement between FactSet, as the borrower, and Bank of America, N.A., as the lender. The total principal amount of the debt outstanding at the time of retirement was $365.0 million and there were no prepayment penalties. Proceeds from the 2017 Revolving Credit Facility were also used to fund FactSet’s acquisition of BISAM.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at May 31, 2017.   During the three months ended May 31, 2017 and 2016, the Company paid approximately $2.9 million and $0.9 million in interest on its outstanding debt amounts, respectively. During the nine months ended May 31, 2017 and 2016, the Company paid approximately $5.3 million and $2.2 million in interest on its outstanding debt amounts, respectively.

As of May 31, 2017, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement. In fiscal 2017, FactSet incurred approximately $0.4 million in legal costs to draft and review the 2017 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense over the term of the loan using the effective interest method.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the 2017 Credit Agreement as of May 31, 2017.

18. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2017, the Company leased approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. Including new lease agreements executed during fiscal 2017, the Company’s worldwide leased office space increased to approximately 1,226,000 square feet at May 31, 2017, up 154,000 square feet, or 14.4%, from August 31, 2016. This increase was primarily due to leases related to acquisitions completed in fiscal 2017 as well as expanded office space in India, offset by the consolidation of certain other office spaces. The Company’s significant locations are listed under Item 2, Properties, within the Annual Report on Form 10-K for the fiscal year ended August 31, 2016. The non-cancelable operating leases expire on various dates through 2031. The Company believes the amount of leased office space as of May 31, 2017 is adequate for its current needs and that additional space is available for lease to meet any future needs.

Total minimum rental payments associated with the leases are recorded as rent expense (a component of SG&A expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of May 31, 2017 are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments
2017 (remaining three months)	$8,659
2018	36,006
2019	33,161
2020	26,628
2021	20,473
Thereafter	156,742
Total	$281,669

Rent expense (including operating costs) for all operating leases amounted to $12.4 million and $11.1 million during the three months ended May 31, 2017 and 2016, respectively. Rent expense for all operating leases amounted to $35.3 million and $32.0 million during the nine months ended May 31, 2017 and 2016, respectively. At May 31, 2017 and August 31, 2016, deferred rent reported within the Consolidated Balance Sheets totaled $37.2 million and $34.4 million, of which $33.9 million and $31.2 million, respectively, and was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $1.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of May 31, 2017. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2017, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. At August 31, 2016, the Company had total purchase commitments of $67.5 million. There were no material changes in the Company’s purchase commitments during the first nine months of fiscal 2017.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at May 31, 2017, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At May 31, 2017, the Company’s largest individual client accounted for 2% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2016. As of May 31, 2017 the receivable reserve was $1.7 million compared to a reserve of $1.5 million as of August 31, 2016.

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

Executive Overview

FactSet is a leading provider of integrated financial information and analytical applications to the global investment community. We deliver insight and information to investment professionals through our analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, we support the workflow of both the buy-side and sell-side. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, sell-side equity research professionals, investment bankers and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless, and off-platform solutions. Our wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Our revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data and content, research management and trade execution. Investment management (buy-side) clients account for 84.4% of our annual subscription value and the remainder is derived from investment banking firms (sell-side) that perform mergers and acquisitions (“M&A”) advisory work, capital markets services and equity research.

Fiscal 2017 Third Quarter in Review

Revenues in the third quarter were $312.1 million, an increase of 8.6% from the prior year comparable period. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, organic revenues grew 5.9% over the previous year. Annual subscription value (“ASV”) during the quarter grew 5.7% organically and totaled $1.28 billion as of May 31, 2017. In the last three months, we saw solid wins from plan sponsors and hedge fund clients, with strong performances in our analytics suites and Content & Technology Solutions (“CTS”) offerings. Both of these product suites have consistently grown over the last few years and their success has taken us beyond our core workstation model.

In the third quarter of fiscal 2017, we completed the acquisitions of BI-SAM Technologies (“BISAM”) and Interactive Data Managed Solutions, renamed FactSet Digital Solutions Group (“FDSG”). With these acquisitions, we have increased our footprint in Europe and added to our robust product offerings. With FDSG and our recent acquisition of Vermilion Holdings Limited (“Vermilion”) we have experienced strong growth in the wealth management business. The FDSG acquisition in particular, allows us to capitalize on the shift toward technology-enabled advice across all wealth segments.

While this growth represented positive results in the current period, our organic ASV and revenue growth rates were below the growth experienced in the previous year. These metrics were impacted primarily by cancellations from firm consolidations and failures. Operating income decreased 1.8%, while diluted earnings per share (“EPS”) increased 2.5% compared to the prior year period. The decrease in operating income was due primarily to higher costs associated with our recent acquisitions as well as an increase in employee-related expenses.

As of May 31, 2017, employee count was 8,885, up 9.7% in the past 12 months. Excluding workforces acquired in fiscal 2017 and employees of the sold Market Metrics business, headcount increased 5.2% from a year ago. Of our total employees, 2,455 were located in the U.S., 1,217 in Europe and 5,213 in the Asia Pacific region. FactSet’s commitment to being a career destination for the best and brightest was reinforced when we were named by Great Place to Work as one of the U.K.’s Best Workplaces™ in the Medium category for the ninth time, ranking at 40.

To continue to drive growth, effective May 4, 2017, John W. Wiseman was named the Company’s new Executive Vice President, Global Head of Sales and Client Solutions. In this role, Mr. Wiseman reports directly to FactSet’s Chief Executive Officer, Phil Snow, and is responsible for all global sales and client service activities for the Company.

Additionally, FactSet won the Best Market Data award for the first time at the Inside Market Data and Inside Reference Data Awards. We were also recognized as Best Analytics Provider for the second consecutive year.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended
(in millions, except client and user counts)	May 31, 2017	May 31, 2016	Change
Revenues	$312.1	$287.5	8.6%
Operating income	$87.6	$89.3	(1.8)%
Net income	$65.4	$66.8	(2.0)%
Diluted EPS	$1.66	$1.62	2.5%
Free cash flow(1)	$84.3	$88.6	(4.9)%
ASV	$1,282.2	$1,156.3	10.9	%(2)(3)
Clients	4,629	4,041	14.6	% (4)
Users	86,025	81,314	5.8	% (5)

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

(2)	ASV grew 5.7% organically year over year.

(3)	In the third quarter of fiscal 2017, FactSet changed its ASV definition to exclude professional services as these fees are not subscription based.

(4)

In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes.

(5)

In the second quarter of fiscal 2017, FactSet changed its user count definition to account for users from workstations previously not captured due to certain product bundling and also users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes.

Annual Subscription Value

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.28 billion at May 31, 2017. Beginning with the third quarter of fiscal 2017, we have excluded professional services from our as reported ASV as these fees are not subscription based. Professional service fees billed during the last 12 months totaled over $16.4 million. We have achieved organic ASV growth of $63.3 million, or 5.7%, over the last 12 months. Organic ASV excludes ASV from acquisitions and dispositions completed within the past 12 months and the effects of foreign currency.

Buy-side and sell-side ASV growth rates for the third quarter of fiscal 2017 were 5.7% and 5.8%, respectively. Buy-side clients account for 84.4% of ASV while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research. The increase in ASV was due primarily to client price increases of $4.8 million and new sales, partially offset by cancellations. The decrease in our buy and sell-side growth rates year over year can be attributed to cost pressures within our client base and the consolidation of firms and the services they are purchasing.

ASV from U.S. operations was $807.8 million, increasing 4.2% over prior year and 4.5% organically. ASV from international operations was $474.3 million, increasing 24.6% over prior year and 7.8% organically. International ASV now represents 37.0% of total ASV, up from 32.9% a year ago. This substantial shift in ASV to international operations was due primarily to our recent acquisitions, which have significant sales and operations in Europe.

Client and User Additions

Our total client count was 4,629 as of May 31, 2017 representing a net increase of 225 clients in the past three months, including 117 net new clients from the acquisitions completed in the third quarter of fiscal 2017. In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes. Client count has increased by 14.6% in the last 12 months. We continue to focus on expanding our current client base as it is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

As of May 31, 2017, there were 86,025 professionals using FactSet. In the third quarter of fiscal 2017, FactSet changed its user count definition to account for users from workstations previously not captured due to certain product bundling and also users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes. Using the new definition, user count grew by 5.8% in the last 12 months.

Annual client retention as of May 31, 2017 was greater than 95% of ASV and 92% when expressed as a percentage of clients. Our retention success, demonstrating that a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. At May 31, 2017, our largest individual client accounted for 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 12% of total client subscriptions, consistent with August 31, 2016.

Returning Value to Stockholders

A regular quarterly dividend of $22.0 million, or $0.56 per share, was paid on June 20, 2017, to common stockholders of record as of May 31, 2017. We increased our dividend by 12.0% marking the twelfth consecutive year we have increased dividends, highlighting our continued commitment to returning value to our shareholders.

We repurchased 300,000 shares for $48.3 million during the third quarter of fiscal 2017 under our existing share repurchase program. Over the last 12 months, we have returned $458.0 million to stockholders in the form of share repurchases and dividends, funded by cash generated from operations and proceeds from the sale of the Market Metrics business. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of the existing share repurchase program. Including this expansion, $288.2 million is available for future share repurchases as of May 31, 2017.

Capital Expenditures

Capital expenditures in the third quarter of fiscal 2017 were $7.9 million, compared with $8.2 million a year ago. Approximately $4.9 million, or 61%, of capital expenditures related primarily to the build out of office space including $2.9 million in New York and $0.8 million in India. The remaining 39% of our capital expenditures was for purchases of computer equipment, including new servers for our existing data centers and purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three and nine months ended May 31, 2017 and 2016, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended			Nine months ended
(in thousands, except per share data)	May 31, 2017	May 31, 2016	Change	May 31, 2017	May 31, 2016	Change
Revenues	$312,120	$287,501	8.6%	$894,537	$839,801	6.5%
Cost of services	$146,426	$124,602	17.5%	$405,311	$363,249	11.6%
Selling, general and administrative	$78,052	$73,609	6.0%	$219,519	$214,610	2.3%
Operating income	$87,642	$89,290	(1.8)%	$269,707	$261,942	3.0%
Net income	$65,414	$66,781	(2.0)%	$198,707	$194,508	2.2%
Diluted earnings per common share	$1.66	$1.62	2.5%	$5.00	$4.68	6.8%
Diluted weighted average common shares	39,457	41,189		39,736	41,596

Revenues

Three months ended May 31, 2017 compared to three months ended May 31, 2016

Revenues for the three months ended May 31, 2017 were $312.1 million, up 8.6% compared to the prior year. The increase in revenue was driven by organic ASV growth of 5.7%, strong performances in our analytics and CTS products and the additions of Vermilion, FDSG and BISAM to our product offerings. We have seen an increase in new business with solid wins from plan sponsors, hedge funds and wealth managers. Our recent acquisitions have also given rise to higher revenues from professional services fees. Offsetting the positive factors and consistent with the prior two quarters, we experienced cancellations from firm consolidations and failures. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, our organic revenue growth rate for the quarter was 5.9%.

Nine months ended May 31, 2017 compared to three months ended May 31, 2016

Revenues for the nine months ended May 31, 2017 were $894.5 million, up 6.5% compared to the prior year. The increase in revenue was driven by organic ASV growth, continued momentum for our multi-asset class analytic solutions, increased sales of our Portware product with accelerated client trading volumes and the additions of Vermilion, FDSG and BISAM to our product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, our organic revenue growth rate for the quarter was 7.1%.

Revenues by Geographic Region

	Three months ended			Nine months ended
(in thousands)	May 31, 2017	May 31, 2016	Change	May 31, 2017	May 31, 2016	Change
U.S.	$197,834	$193,166	2.4%	$580,090	$565,063	2.7%
% of revenues	63.4%	67.2%		64.8%	67.3%
Europe	$87,327	$70,243	24.3%	$235,464	$206,198	14.2%
Asia Pacific	26,959	24,092	11.9%	78,983	68,540	15.2%
International	$114,286	$94,335	21.1%	$314,447	$274,738	14.5%
% of revenues	36.6%	32.8%		35.2%	32.7%
Consolidated	$312,120	$287,501	8.6%	$894,537	$839,801	6.5%

Three months ended May 31, 2017 compared to three months ended May 31, 2016

Revenues from our U.S. segment increased 2.4% to $197.8 million during the three months ended May 31, 2017 compared to the same period a year ago. Our fiscal 2017 third quarter U.S. revenue growth was due primarily to continued growth in our Portfolio Analytics (“PA”), CTS and Portware product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 4.6% compared to the year ago third quarter. Revenues from our U.S. operations accounted for 63.4% of our consolidated revenues during the third quarter of fiscal 2017, a decrease from the prior year as our recent acquisitions have added significant revenues in our European segment.

European revenues grew 24.3% due primarily to recent acquisitions which have significant operations in the European markets. European revenues were also positively impacted by client price increases of approximately $3.3 million in the current quarter. Foreign currency exchange rate fluctuations reduced our European growth rate by 100 basis points.

Asia Pacific revenue growth of 11.9% was primarily due to growth in our content, PA and core workstation product offerings. Asia Pacific revenues were also positively impacted by client price increases of approximately $0.7 million in the current quarter. Foreign currency exchange rate fluctuations reduced our Asia Pacific growth rate by 30 basis points.

Nine months ended May 31, 2017 compared to three months ended May 31, 2016

Revenues from our U.S. segment increased 2.7% to $580 million during the nine months ended May 31, 2017 compared to the same period a year ago. Our U.S. revenue growth reflects the performance of our PA, Estimates, CTS and Portware product offerings as well as revenue from our recent acquisitions. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 6.4% compared to the prior year period. Revenues from our U.S. operations accounted for 64.8% of our consolidated revenues during the first nine months of fiscal 2017, a decrease from 67.3% in the prior year as our recent acquisitions have added significant revenues in our European segment.

European revenues grew 14.2% during the nine months ended May 31, 2017 compared to the same period a year ago attributable to solid growth in our content, PA and Portware product offerings and our recent acquisitions. Foreign currency exchange rate fluctuations reduced our European revenue growth rate by 60 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenues grew 8.7% year over year.

Asia Pacific revenue growth of 15.2% during the nine months ended May 31, 2017 compared to the same period a year ago was due primarily to increased subscriptions to our PA and core workstation product offerings. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenues grew 13.2% year over year.

Operating Expenses

	Three months ended			Nine months ended
(in thousands)	May 31, 2017	May 31, 2016	Change	May 31, 2017	May 31, 2016	Change
Cost of services	$146,426	$124,602	17.5%	$405,311	$363,249	11.6%
SG&A	78,052	73,609	6.0%	219,519	214,610	2.3%
Total operating expenses	$224,478	$198,211	13.3%	$624,830	$577,859	8.1%

Operating Income	$87,642	$89,290	(1.8)%	$269,707	$261,942	3.0%
Operating Margin	28.1%	31.1%		30.2%	31.2%

Cost of Services

Three months ended May 31, 2017 compared to three months ended May 31, 2016

For the three months ended May 31, 2017, cost of services increased 17.5% to $146.4 million compared to $124.6 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 46.9% during the third quarter of fiscal 2017, an increase of 360 basis points over the prior year period due primarily to higher employee compensation, data costs, amortization of intangibles and acquisition-related costs.

Employee compensation when expressed as a percentage of revenues increased 140 basis points in the third quarter of fiscal 2017 compared to the same period a year ago. This increase was due primarily to new employees hired in the past year, of which a significant number are involved with content collection, engineering and product development, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. As of May 31, 2017, approximately 70% of our employee base performed a cost of sales related role. We have experienced significant headcount expansion in India and the Philippines as well as the addition of employees from our recent acquisitions (primarily in the European segment).

Data costs increased 50 basis points when expressed as a percentage of revenues due to higher third-party data costs primarily from increased users of FactSet. Amortization of intangibles increased 40 basis points when expressed as a percentage of revenues due primarily to our fiscal 2017 acquisitions, which added approximately $92.8 million of intangibles to be amortized over a weighted-average life of 11.5 years. Additionally, acquisition-related costs increased cost of sales by approximately 90 basis points year over year.

Nine months ended May 31, 2017 compared to three months ended May 31, 2016

For the nine months ended May 31, 2017, cost of services increased 11.6% to $405.3 million compared to $363.2 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 45.3% during the first nine months of fiscal 2017, an increase of 200 basis points over the prior year period due primarily to higher employee compensation, amortization of intangibles and acquisition-related costs.

Selling, General and Administrative

Three months ended May 31, 2017 compared to three months ended May 31, 2016

For the three months ended May 31, 2017, SG&A expenses increased to $78.1 million, up 6.0% from $73.6 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased to 25.0% from 25.6% during the third quarter of fiscal 2017 compared to the prior year period. This decrease was primarily due to lower compensation expense attributable to employees performing SG&A related roles, partially offset by higher professional fees and marketing costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 110 basis points from a year ago due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Professional fees, expressed as a percentage of revenues, increased 40 basis points due primarily to costs associated with acquisitions in the third quarter of fiscal 2017. Marketing expense, expressed as a percentage of revenues, increased 20 basis points year over year due primarily to our continued brand campaign.

Nine months ended May 31, 2017 compared to three months ended May 31, 2016

For the nine months ended May 31, 2017, SG&A expenses increased to $219.5 million, up 2.3% from $214.6 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, decreased from 25.6% to 24.5% during the first nine months of fiscal 2017 compared to the prior year period. This decrease was due primarily to lower compensation expense from employees performing SG&A related roles, partially offset by higher marketing costs, occupancy costs and a loss on derivatives. Rent expense increased as we added approximately 154,000 square feet of leased office space in the current fiscal year related primarily to our recent acquisitions. We recognized a loss on derivatives of $2.8 million in the first nine months of fiscal 2017 compared to a gain on derivatives of $0.1 million in the prior year comparable period.

Operating Income and Operating Margin

Three months ended May 31, 2017 compared to three months ended May 31, 2016

Operating income decreased 1.8% to $87.6 million for the three months May 31, 2017 compared to the prior year period. Our operating margin during the third quarter of fiscal 2017 was 28.1%, down from 31.1% a year ago. The lower operating margin was primarily due to an increase in employee compensation costs, professional fees, amortization of intangibles and data costs. These negative drivers were partially offset by a year over year increase in revenues of 8.6%.

Nine months ended May 31, 2017 compared to three months ended May 31, 2016

Operating income increased 3.0% to $269.7 million for the nine months ended May 31, 2017 compared to the prior year period. Our operating margin for the first nine months of fiscal 2017 was 30.2%, down from 31.2% a year ago. The decrease in operating margin was due primarily to higher professional fees, amortization of intangibles, marketing, occupancy costs and a loss on derivatives.

Operating Income by Segment

	Three months ended			Nine months ended
(in thousands)	May 31, 2017	May 31, 2016	Change	May 31, 2017	May 31, 2016	Change
U.S.	$34,382	$42,020	(18.2)%	$110,574	$127,479	(13.3)%
Europe	37,766	33,304	13.4%	114,282	95,536	19.6%
Asia Pacific	15,494	13,966	10.9%	44,851	38,927	15.2%
Consolidated	$87,642	$89,290	(1.8)%	$269,707	$261,942	3.0%

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

Three months ended May 31, 2017 compared to three months ended May 31, 2016

U.S. operating income decreased 18.2% to $34.4 million during the three months ended May 31, 2017 compared to $42.0 million in the same period a year ago. The decrease in U.S. operating income is primarily due to increases in expenses related to employee compensation, data costs and occupancy costs partially offset by revenue growth of 2.4%. Data costs increased due to higher third-party data costs primarily from increased users of FactSet. Occupancy costs increased due primarily to an increase in rent expense at our New York location.

European operating income increased 13.4% to $37.8 million during the three months ended May 31, 2017 compared to $33.3 million in the same period a year ago. The increase in European operating income was due to revenue growth of 24.3% and benefits from a stronger U.S. dollar, offset by higher employee compensation, data costs and amortization of intangibles. European revenues grew due to recent acquisitions, which have a significant sales presence in European markets. The impact of foreign currency increased European operating income by $2.0 million year over year. Employee compensation was higher year over year as a result of 307 net new employees in our European offices in the last 12 months. These employees are primarily from our recent acquisition of FDSG, which is headquartered in Germany. Data costs increased due to higher third-party data costs primarily from increased users of FactSet. Amortization of intangibles increased due to the addition of approximately $92.8 million of intangibles in the current year, the majority of which reside in our European segment.

Asia Pacific operating income increased 10.9% to $15.5 million during the three months ended May 31, 2017 compared to $14.0 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 11.9%, partially offset by increases in employee compensation and occupancy costs. Employee compensation was higher year over year as a result of a 7.9% increase in our Asia Pacific workforce in the last 12 months. The new hires are based primarily in our content collection centers located in India and the Philippines. Occupancy costs increased due primarily to an increase in rent expense at our India locations.

Nine months ended May 31, 2017 compared to nine months ended May 31, 2016

U.S. operating income decreased 13.3% to $110.6 million during the nine months ended May 31, 2017 compared to $127.5 million in the same period a year ago. The decrease in U.S. operating income is due primarily to increases in expenses related to employee compensation, data costs, computer equipment, marketing and occupancy costs partially offset by revenue growth of 2.7%. Data costs increased due to higher third-party data costs primarily from increased users of FactSet. Computer related expenses, which include depreciation, maintenance, software and other fees, increased 13% year over year. Occupancy costs increased due primarily to an increase in rent expense at our New York location.

European operating income increased 19.6% to $114.3 million during the nine months ended May 31, 2017 compared to $95.5 million in the same period a year ago. The increase in European operating income was due to revenue growth of 14.1% and benefits from a stronger U.S. dollar partially offset by higher employee compensation costs. European revenues growth was attributable to our content, PA and Portware product offerings and our recent acquisitions. The impact of foreign currency increased European operating income by $5.8 million year over year.

Asia Pacific operating income increased 15.2% to $44.9 million during the nine months ended May 31, 2017 compared to $38.9 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 15.2%, partially offset by increases in employee compensation and occupancy costs. Occupancy costs increased due primarily to an increase in rent expense at our India and Philippines locations.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended			Nine months ended
(in thousands)	May 31, 2017	May 31, 2016	Change	May 31, 2017	May 31, 2016	Change
Provision for income taxes	$19,815	$22,076	(10.2)%	$65,832	$66,669	(1.3)%
Net income	$65,414	$66,781	(2.0)%	$198,707	$194,508	2.2%
Diluted earnings per share	$1.66	$1.62	2.5%	$5.00	4.68	6.8%

Income Taxes

Three months ended May 31, 2017 compared to three months ended May 31, 2016

For the three months ended May 31, 2017, the provision for income taxes was $19.8 million, down 10.2% from the same period a year ago. This was due primarily to our organizational realignment, which was effective September 1, 2016. We realigned certain aspects of our global operations from FactSet Research Systems Inc., our U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position us to serve our growing client base outside the U.S. As a result of the realignment, we expect an approximate benefit of 250 basis points to our fiscal 2017 annual effective tax rate. In addition, we had lower taxable income in the current quarter compared to the prior year, due to lower operating income as previously discussed and higher interest expense, due to an increase in our debt borrowings year over year.

Nine months ended May 31, 2017 compared to nine months ended May 31, 2016

For the nine months ended May 31, 2017, the provision for income taxes was $65.8 million, down 1.3% from the same period a year ago. This was due primarily to benefits from the operational realignment in fiscal 2017 previously discussed offset by higher taxable income in the current fiscal year.

Net Income and Diluted Earnings per Share

Three months ended May 31, 2017 compared to three months ended May 31, 2016

Net income decreased 2.0% to $65.4 million while diluted earnings per share increased 2.5% to $1.66 for the three months ended May 31, 2017 compared to the three months ended May 31, 2016. Net income decreased due to lower operating income and higher interest expense, partially offset by a lower provision for income taxes. The increase in diluted earnings per share was driven by a decrease in diluted shares outstanding as a result of share repurchases in the third quarter of fiscal 2017.

Nine months ended May 31, 2017 compared to nine months ended May 31, 2016

Net income increased 2.2% to $198.7 million and diluted earnings per share increased 6.8% to $5.00 for the nine months ended May 31, 2017 compared to the nine months ended May 31, 2016. Drivers of net income and earnings per share increases during the first nine months of fiscal 2017 included organic revenue growth of 7.1% and tax benefits related to the operational realignment. These increases were partially offset by incremental employee compensation expense due to an additional 785 net new employees and higher acquisition related professional fees, amortization of intangibles, marketing and occupancy costs. The increase in diluted earnings per share was also driven by a decrease in diluted shares outstanding as a result of share repurchases in the first nine months of fiscal 2017.

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

Adjusted net income for the three months ended May 31, 2017 was $72.9 million, an increase of 8.0% from the prior year period. As presented in the table below, adjusted net income for the quarter ended May 31, 2017 excludes $4.3 million (after-tax) of intangible asset amortization, $1.9 million (after-tax) related to deferred revenue fair value adjustments from purchase accounting, $3.3 million (after-tax) of non-recurring acquisition costs and $1.9 million of income tax benefits related to finalizing prior years’ tax returns and other discrete items. Adjusted net income for the quarter ended May 31, 2016 excludes $2.9 million (after-tax) of intangible asset amortization, $1.0 million (after-tax) of non-recurring professional fees and $3.2 million of income tax benefits related to finalizing prior years’ tax returns and other discrete items.

Fiscal 2017 third quarter adjusted diluted EPS of $1.85 excludes the net effect of the $0.24 detriment from the intangible asset amortization, deferred revenue fair value adjustments and non-recurring acquisition costs and $0.05 benefit from finalizing prior years’ tax returns and other discrete items. Fiscal 2016 third quarter adjusted diluted EPS of $1.64 excludes the net effect of the $0.08 benefit from finalizing prior years’ tax returns and other discrete items, a $0.07 detriment from deal-related amortization and a $0.02 detriment from the professional fees.

	Three months ended
(In thousands, except per share data)	May 31, 2017	May 31, 2016	Change

GAAP Net income	$65,414	$66,781	(2.0)%
Intangible asset amortization	4,305	2,925
Deferred revenue fair value adjustment	1,886	─
Other non-recurring items	3,262	998
Income tax benefits	(1,918)	(3,159)
Adjusted net income	$72,949	$67,545	8.0%

GAAP Diluted earnings per common share	$1.66	$1.62	2.5%
Intangible asset amortization	0.11	0.07
Deferred revenue fair value adjustment	0.05	─
Other non-recurring items	0.08	0.02
Income tax benefits	(0.05)	(0.08)
Adjusted Diluted earnings per common share	$1.85	$1.64	12.8%
Weighted average common shares (Diluted)	39,457	41,189

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Nine months ended
(in thousands)	May 31, 2017	May 31, 2016
Net cash provided by operating activities	$220,312	$261,104
Capital expenditures (1)	(25,981)	(34,671)
Free cash flow (2)	$194,331	$226,433

Net cash used in investing activities	$(334,407)	$(299,269)
Net cash provided by financing activities	$51,407	$70,295
Cash and cash equivalents at end of period	$161,758	$187,436

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $161.8 million, or 11.9% of our total assets at May 31, 2017, compared with $228.4 million, or 22.4% of our total assets at August 31, 2016. Our cash and cash equivalents decreased $66.6 million during the first nine months of fiscal 2017 due primarily to $301.8 million in cash paid for acquisitions (net of cash acquired), $300.0 million used in the repayment of debt, $208.8 million in share repurchases under the existing share repurchase program, dividend payments of $59.1 million, capital expenditures of $26.0 million, $6.6 million from the purchase of investments (net of proceeds) and $4.0 million from the effects of foreign currency fluctuation. These cash outflows were partially offset by cash provided by operations of $220.3 million, $575.0 million in proceeds from long-term debt, $42.2 million in proceeds from the exercise of employee stock options and $9.8 million in tax benefits from share-based payment arrangements.

Free cash flow generated in the nine months ended May 31, 2017 was $194.3 million, down 14.2% compared to a year ago. The free cash flow was attributable to $198.7 million of net income, $33.3 million of negative working capital changes and adjusted for $54.9 million of non-cash items, less $26.0 million in capital expenditures. The year over year free cash flow decrease was driven primarily by a negative working capital fluctuation of $59.6 million partially offset by an increase in non-cash items of $14.6 million, net income of $4.2 million and lower capital expenditures of $8.7 million. The negative working capital was the result of higher client receivables, the timing of the U.S. payroll processed during the period and timing of taxes payments. Our day’s sales outstanding (“DSO”) was 42 days as of May 31, 2017, representing an increase from 31 days at August 31, 2016 and 35 days at May 31, 2016. The increase in DSO was primarily related to our recent acquisitions as we work to align their collection policies with those of FactSet. Free cash flow generated over the last twelve months was $251.3 million. Included in the twelve-month calculation of free cash flow was $290.3 million of net cash provided by operations less $39.1 million of capital expenditures.

Net cash used in investing activities was $334.4 million in the first nine months of fiscal 2017, representing a $35.1 million increase from the same period a year ago. This was due to acquisitions completed in the last nine months, primarily BISAM and Vermilion, which together represented $271.2 million of total cash used in acquisitions. Cash used in acquisitions in the prior year comparable period related primarily to our acquisition of Portware, which resulted in a net cash outflow of $264.1 million. Offsetting the increase in cash used for acquisitions was a decrease in capital expenditures of $8.7 million. Fiscal year 2016 capital expenditures included the fit-out of new space in New York, Chicago and at our corporate headquarters in Norwalk. Fiscal year 2017 capital expenditures related primarily to computer equipment for our U.S. locations and fit out of new space in Chicago and India.

During the first nine months of fiscal 2017, net cash provided by financing activities was $51.4 million, compared to $70.3 million in the first nine months of fiscal 2016. The year over year decrease in cash provided by financing activities was due primarily to an increase in share repurchases of $21.9 million and higher dividend payments of $5.1 million due to a 12% increase in our quarterly dividend in the third quarter of fiscal 2017. The year over year fluctuation was also due to additional borrowings under our 2017 Credit Agreement (defined in Capital Needs) of $575.0 million, which was used to fund our acquisition of BISAM on March 17, 2017 and retire our existing debt of $365.0 million. Refer to the Capital Resources section of the MD&A for a discussion of our long-term debt borrowings.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of May 31, 2017, our total cash and cash equivalents worldwide was $161.8 million with $575.0 million in outstanding borrowings. Approximately $26.8 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $101.9 million in Europe (predominantly within the U.K. and France) and the remaining $33.1 million is held in the Asia Pacific region. As of May 31, 2017, we believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures in the third quarter of fiscal 2017 were $7.9 million, compared with $8.2 million a year ago. Approximately $4.9 million, or 61%, of capital expenditures related primarily to the build out of office space including $2.9 million in New York and $0.7 million in India. The remaining 39% of our capital expenditures was for purchases of computer equipment, including new servers for our existing data centers and purchasing laptop computers and peripherals for employees, upgrading existing computer systems and improving telecommunication equipment.

Capital expenditures were $26.0 million during the first nine months of fiscal 2017, down from $34.7 million in the same period a year ago. Approximately $13.0 million, or 50%, of capital expenditures related to upgrades to existing computer systems and improvements to our telecommunication for our corporate headquarters in Norwalk as well as India and the Philippines. The remainder of our capital expenditures was primarily for the build out of office space including $4.4 million at our Chicago location, $4.2 million in New York, $2.1 million in India, and $0.7 million in Austin.

Capital Needs

Long-Term Debt

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

In conjunction with our entrance into the 2017 Credit Agreement, we borrowed $575.0 million in the form of a LIBOR rate loan under the 2017 Revolving Credit Facility and retired the outstanding debt under our previous credit agreement between FactSet, as the borrower, and Bank of America, N.A., as the lender. The total principal amount of the debt outstanding at the time of retirement was $365.0 million and there were no prepayment penalties. Proceeds from the 2017 Revolving Credit Facility were also used to fund our acquisition of BISAM.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at May 31, 2017. During the three months ended May 31, 2017 and 2016, we paid approximately $2.9 million and $0.9 million in interest on our outstanding debt amounts, respectively. During the nine months ended May 31, 2017 and 2016, we paid approximately $5.3 million and $2.2 million in interest on our outstanding debt amounts, respectively.

As of May 31, 2017, no commitment fee was owed by us since we borrowed the full amount under the 2017 Credit Agreement. In fiscal 2017, we incurred approximately $0.4 million in legal costs to draft and review the 2017 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense over the term of the loan using the effective interest method.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2017 Credit Agreement required that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the 2017 Credit Agreement as of May 31, 2017.

As of May 31, 2017, the fair value of our long-term debt was $575.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.9 million of standby letters of credit have been issued in connection with our current leased office space as of May 31, 2017. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2017 and August 31, 2016, we were in compliance with all covenants contained in the standby letters of credit.

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

As of May 31, 2017, our annualized non-U.S. dollar denominated revenues are estimated to be $75.0 million while our non-U.S. dollar denominated expenses are estimated to be $280.6 million, which translates into a net foreign currency exposure of $205.6 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 71% of our employees were located as of May 31, 2017. During the first nine months of fiscal 2017, foreign currency movements increased operating income by $6.4 million, compared to $8.8 million a year ago.

Foreign Currency Hedges

As of May 31, 2017, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019.

As of May 31, 2017, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £5.4 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

There were no other outstanding foreign currency forward contracts as of May 31, 2017. A loss on derivatives of $0.4 million was recorded into operating income during the third quarter of fiscal 2017, compared to a gain of less than $0.1 million in the year ago third quarter. During the first nine months of fiscal 2017, a loss on derivatives of $2.8 million was recorded into operating income, compared to a gain on derivatives of $0.1 million a year ago.

Off-Balance Sheet Arrangements

At May 31, 2017 and August 31, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

FactSet repurchased 300,000 shares for $48.3 million during the third quarter under the Company’s existing share repurchase program. Over the last 12 months, FactSet has returned $458.0 million to stockholders in the form of share repurchases and dividends, funded by cash generated from operations and proceeds from the sale of the Market Metrics business. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. Including this expansion, $288.2 million is available for future share repurchases as of May 31, 2017.

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

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2016, we had total purchase commitments of $67.5 million. There were no material changes in our purchase commitments during the first nine months of fiscal 2017.

At May 31, 2017, we leased approximately 1,226,000 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. Including new lease agreements executed during fiscal 2017, our worldwide-leased office space increased by approximately 154,000 square feet, or 14.4%, from August 31, 2016. This increase was primarily due to leases related to acquisitions completed in fiscal 2017 as well as expanded office space in India, offset by the consolidation of certain other office spaces.

As disclosed in the Capital Resources section of the MD&A, FactSet entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million. In conjunction with the 2017 Credit Agreement, FactSet retired its outstanding loan amount of $365.0 million under the previous credit agreement.

With the exception of the new leases entered into in the ordinary course of business and the 2017 Credit Agreement, there were no other significant changes to our contractual obligations during the first nine months of fiscal 2017.

Dividends

A regular quarterly dividend of $22.0 million, or $0.56 per share, was paid on June 20, 2017, to common stockholders of record as of May 31, 2017. We increased our dividend by 12% marking the twelfth consecutive year we have increased dividends, highlighting our continued commitment to returning value to our shareholders. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2016. There were no significant changes in our accounting policies or critical accounting estimates during the first nine months of fiscal 2017.

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

Approximately 84.4% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but also could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 15.6% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which British citizens approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue as the U.K. negotiates its exit from the EU. More recently, on February 1, 2017, the British Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit and discussions with the EU began on March 29, 2017. We currently hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017, thus reducing our currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

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

Business Outlook

The following forward-looking statements reflect our expectations as of June 27, 2017. Given the risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fourth Quarter Fiscal 2017 Expectations:

-	GAAP Revenues are expected to be in the range of $321 million and $328 million.

-	GAAP operating margin is expected to be in the range of 28% and 29%. Adjusted operating margin is expected to be in the range of 31% and 32%.

-	The annual effective tax rate is expected to be in the range of 25% and 26%.

-

GAAP diluted EPS is expected to be in the range of $1.67 and $1.73. Adjusted diluted EPS is expected to be in the range of $1.86 and $1.92. The midpoint of the adjusted EPS range represents 12% growth over the prior year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $75.0 million while our non-U.S. dollar denominated expenses are estimated to be $280.6 million, which translates into a net foreign currency exposure of $205.6 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of May 31, 2017, we maintained the following foreign currency forward contracts to hedge our foreign currency exposure:

●	British Pound Sterling - foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017.

●	Indian Rupee - foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019.

As of May 31, 2017, the gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £5.4 million. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

A loss on derivatives of $0.4 million was recorded into operating income during the third quarter of fiscal 2017, compared to a loss on derivatives of less than $0.1 million in the year ago third quarter. During the first nine months of fiscal 2017, a loss on derivatives of $2.8 million was recorded into operating income, compared to a gain on derivatives of $0.1 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2017. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $11.9 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2017, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2017, would result in a decrease in operating income by $19.8 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2017 would increase the fair value of total assets by $66.1 million and equity by $59.2 million.

On June 23, 2016, the U.K. held a referendum in which British citizens approved an exit from the EU, commonly referred to as “Brexit.” The U.K. Parliament voted in favor of allowing the U.K. government to begin the formal process of Brexit on February 1, 2017 and discussions with the EU began on March 29, 2017. As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. dollar. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the EU. We hedge approximately 50% of our British Pound Sterling exposure through the fourth quarter of fiscal 2017, thus reducing our currency risk. In the longer term, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at May 31, 2017 was $193.7 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of May 31, 2017, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. During the three months ended May 31, 2017 and 2016, we paid approximately $2.9 million and $0.9 million in interest on our outstanding debt amounts, respectively. During the nine months ended May 31, 2017 and 2016, we paid approximately $5.3 million and $2.2 million in interest on our outstanding debt amounts, respectively. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In fiscal 2017, we acquired Vermilion Holdings Limited (“Vermilion”) and BI-SAM Technologies (“BISAM”). Refer to Note 8, Business Combinations, in the Notes to the Consolidated Financial Statements for further discussion of the acquisitions. We are currently in the process of integrating the internal controls and procedures of Vermilion and BISAM into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of Vermilion and BISAM in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 18, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2017 to the risk factors identified in the Company’s fiscal 2016 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)   Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)
March 2017*	—	—	—	$336,534
April 2017	195,000	$161.00	195,000	$305,139
May 2017	105,000	$161.37	105,000	$288,195
Total	300,000		300,000

*On March 27, 2017, FactSet’s Board of Directors approved a $300.0 million expansion to the existing share repurchase program. Including the approved $300.0 million expansion to the program, $288.2 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated April 9, 2017 (incorporated by reference as Exhibit 10.1 of Form 10-Q filed on April 10, 2017)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 10, 2017	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated April 9, 2017 (incorporated by reference as Exhibit 10.1 of Form 10-Q filed on April 10, 2017)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document