Form 10-K
period 2017-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2017-10-30
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

Form 10-K

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2017

☐   Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission File Number: 1-11869

__________________

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $6,862,902,916.

The number of shares outstanding of the registrant’s common stock, as of October 25, 2017, was 39,109,746.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 30, 2017, for the 2017 Annual Meeting of Stockholders to be held on December 19, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2017

PART I

Part I

Item 1. Business

Business Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) provides integrated financial information and analytical applications for the global investment community. The Company delivers insight and information to financial investment professionals through its analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, FactSet supports the workflow of both buy-side and sell-side clients. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, research professionals, investment bankers, and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless and off-platform solutions. The Company’s wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

Corporate History

FactSet was founded in 1978 and has been publicly held since 1996. The Company is dual listed on the New York Stock Exchange (“NYSE”) and the NASDAQ Stock Market (“NASDAQ”) under the symbol “FDS.” Fiscal 2017 marked the Company’s 39th year of operation, its 37th consecutive year of revenue growth and its 21st consecutive year of adjusted earnings growth as a public company.

In fiscal 2017, FactSet and its wholly owned companies Vermilion Holdings Limited (“Vermilion”) and Portware LLC (“Portware”), won top honors in more than nine industry awards competitions, including “Best Market Data Provider” and “Best Analytics Provider” in the Inside Market Data and Inside Reference Data Awards. In addition, Waters Rankings selected Vermilion for the second year in a row as the “Best Reporting System Provider.”

FactSet also earned top honors for its industry-leading service, winning “Best Client Services Solution” at the FTF News Technology Innovation Awards, Portware was honored as the “Best Buy-Side EMS” in the Markets Choice Awards, which recognize the best of the best across the institutional buy-side and sell-side: exchanges, sell-side trading desks, institutional asset owners, investment managers, and technology providers. In fiscal 2017, the Company completed numerous strategic acquisitions, to broaden its suite of products and provide end-to-end solutions for its clients. These acquisitions included the following:

●	November 2016: Vermilion, a leading global provider of client reporting and communications software and services to the financial services industry.

●	March 2017: BISAM, a leading provider of portfolio performance and attribution, multi-asset risk, GIPS composites management and reporting,

●

April 2017: Interactive Data Managed Solutions business (“IDMS”), renamed to FactSet Digital Solutions, a managed solutions and digital portal provider helping wealth clients adapt to the industry’s digital transformation.

Client Subscription Growth

Annual subscription value (“ASV”) at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. At August 31, 2017, ASV was $1.32 billion, up 5.7% organically from a year ago. The increase in ASV during fiscal 2017 was driven by growth across the Analytics and Content & Technology Solutions (“CTS”) product suites.

During fiscal 2017, FactSet added 539 net new clients, increasing the number of clients by 12.8% over the prior year. The number of new client additions is an important metric for FactSet as new clients typically come on with modest deployments and often experience substantial growth in subsequent years. In terms of users, 4,910 net new users were added during fiscal 2017. FactSet saw healthy progression in the number of users at both its buy-side and sell-side clients.

The following chart provide a snapshot of FactSet’s historic ASV growth:

Financial Information on Geographic Areas

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of executives who directly report to the CEO, comprising the Chief Financial Officer, Chief Operating Officer, Global Head of Sales and Client Solutions, General Counsel, and Chief Human Resources Officer. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated among the operating segments based on actual results.

FactSet’s operating segments are aligned with how the Company, including its CODMG, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; the U.S., Europe and Asia Pacific. This alignment reflects the Company’s approach to managing the business and transacting in the various markets in which FactSet serves by providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services investment professionals including financial institutions throughout the Americas. The European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively. Financial information, including revenues, operating income and long-lived assets related to the Company’s operations in each geographic area are presented in Note 7, Segment Information, in the Notes to the Company’s Consolidated Financial Statements included in Item 8.

The European segment maintains office locations in Bulgaria, Dubai, England, France, Germany, Italy, Latvia, the Netherlands, Spain, and Switzerland. The Asia Pacific segment has office locations in Australia, Hong Kong, India, Japan, and Singapore. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of the FactSet products and services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses.

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

Business Strategy

Research Solutions

FactSet’s Research business offers a powerful data solution that combines global coverage, deep history, and unparalleled transparency with thousands of FactSet-sourced and third-party databases integrated in one flexible platform. The Research business has a strong focus on growing a number of users and clients types including investment banking, sell-side research, buy-side research, private equity, capital markets, investor relations, and media. This Research business offerings comprise Core Applications, including Universal Screening, Company & Security Analytics, Industry and Markets, Filings, Ownership, Research, News and our industry-leading Research Management Solutions (“RMS”).

Portfolio Management and Trading Solutions

FactSet’s Portfolio Management and Trading (“PMT”) solutions focus on workflows that are specific and unique for the front office. This includes offering a multi-asset execution management system (“EMS”) platform as well as compliance and order management functionality. These products are aimed at large asset managers, hedge funds and mid-market customers and combine automation and intelligent trading workflows. With a focus on serving traders and portfolio managers, we will continue our growth in this market segment.

Analytics Solutions

FactSet’s Analytics business addresses workflows around risk, performance and reporting. FactSet’s Analytics business has been one of our strongest growth drivers. Investment professionals want to focus on producing results. They need in-depth insight, powerful analytics, and comprehensive datasets integrated seamlessly with their portfolios. FactSet Portfolio Analysis (“PA”) is a multi-asset class, global solution that helps investment professionals spend more time discovering alpha. PA is an interactive tool that helps users make smarter decisions with a flexible, multi-tile interface of reports and charts. FactSet’s Multi-Asset Class (“MAC”) risk model helps users understand risk factors across different asset types and classes. Additionally, the Company has enhanced its offering with client-requested functionality such as fixed income optimization and the Duration Times Spread (“DTS”) attribution model.

Wealth Solutions

FactSet’s Wealth business creates solutions that are specific and unique for the wealth management industry and help with investment portfolio management, advisory services, financial planning and other financial services. FactSet’s medium to long-term investment themes in the wealth business will aim to achieve market-leading positions or differentiate offerings by providing end to end solutions, focusing on non-equity content and single security analytics, portfolio and risk analytics and digital strategy.

Content and Technology Solutions

FactSet’s CTS business is focused on delivering value to its clients in the way they want to consume it. CTS offerings include delivery of content and analytics from the FactSet platform, as well as giving clients direct access to insight and information outside of the workstation through cloud-based application program interfaces (“APIs”) and white label solutions.

FactSet Clients

Buy-side

FactSet is focused on understanding the buy-side workflow across all firm types and user types. These clients include portfolio managers, analysts, traders, wealth managers, performance teams and risk and compliance teams at a variety of firms, such as traditional asset managers, wealth advisors, hedge funds, insurance companies, plan sponsors and fund of funds.

As buy-side clients continues to shift towards multi-asset class investment strategies, FactSet is well positioned to be a partner in the space, given its ability to provide solutions across their entire workflow. Through its workstation, powerful analytics, unique content like FactSet’s Geographic Revenue data, data feeds and portfolio services, FactSet is able to provide solutions across asset classes and at nearly every stage of the investment process.

The buy-side ASV growth rate for fiscal 2017 was 5.9%. Buy-side clients accounted for 84.1% of ASV as of August 31, 2017.

Sell-side

FactSet is a market leader on the sell-side and is continuing to expand beyond investment banking into various other parts of banking institutions. The Company anticipates that future growth may come from the breadth of solutions FactSet provides to the sell-side across analytics, content and technology.

FactSet has historically focused on selling workstations to banks. Over the last few years, its emphasis has shifted to focus on selling more differentiated product offerings outside the workstation including StreetAccount, and RMS. FactSet is also expanding its banking user base outside investment banking to commercial banking, research, quant groups, compliance and regulatory divisions and sales and trading teams.

The sell-side ASV growth rate for fiscal 2017 was 4.6%. Sell-side clients accounted for 15.9% of ASV as of August 31, 2017.

Talent

Since its founding, FactSet has built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. FactSet’s employees are critical to its success and the reason FactSet continues to execute at a high level. FactSet’s focus on engaging and enabling employees to do their best work, is central to FactSet’s ability to deliver the best insight and information to clients globally.

In fiscal 2017, FactSet was honored by the following recognition:

●	Best Workplaces in Finance and Insurance from FORTUNE

●	Top Companies for Graduates to Work for in the UK by TheJobCrowd® for the fourth consecutive year

●	U.K.’s Best Workplaces from Great Place to Work® for the eighth consecutive year

As of August 31, 2017, employee headcount was 9,074, up 8.3% from a year ago. Excluding workforces acquired in fiscal 2017, headcount increased 2.4% from a year ago. Of FactSet’s total employees, 2,493 were located in the U.S., 1,322 in Europe and 5,259 in the Asia Pacific region. Approximately 70% of the Company’s employees were involved in operational roles including content collection and software and systems engineering, 27% had a client-focused role conducting sales and consulting services and the remaining 3% provided administrative support.

In May 2017, John W. Wiseman was named the Company’s new Executive Vice President, Global Head of Sales and Client Solutions. In this role, Mr. Wiseman reports directly to FactSet’s Chief Executive Officer, Phil Snow, and is responsible for all global sales and client service activities for the Company.

As of August 31, 2017, approximately 500 FactSet employees within certain French and German subsidiaries were represented by mandatory works councils. No other employees are represented by a collective bargaining agreement.

Third Party Content

FactSet aggregates third party content from thousands of data suppliers, news sources, exchanges, brokers and contributors into its own dedicated online service, which clients access to perform their analyses. FactSet carries content from premier providers such as Australian Securities Exchange, Axioma, Inc., Bank of America Merrill Lynch, Barclays, Bureau van Dijk, Dow Jones & Company Inc., Information USA Inc., Interactive Data Corporation, LLC, Intex Solutions, Inc., London Stock Exchange, Morningstar, Inc., MSCI Inc., NASDAQ OMX, Northfield Information Services, Inc., NYSE Euronext Inc., ProQuote Limited, Russell Investments, S&P Global Inc., SIX Financial Thomson Reuters, Toyo Keizai Inc. and Tokyo Stock Exchange. FactSet seeks to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which FactSet relies have a limited number of suppliers. The Company makes every effort, when reasonable, to locate alternative sources, to ensure that FactSet is not dependent on any one third party data supplier. The Company has entered into third party content agreements with varying lengths, which in some cases can be terminated on one year’s notice, at predefined dates, and in other cases on shorter notice. No single vendor or data supplier represented 10% or more of FactSet's total data expenses in any fiscal year presented.

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

Several years ago, FactSet launched, “Project NextGen,” to evolve away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster and more cost-effective machines. The Company operates fully redundant data centers in Virginia and New Jersey in the U.S. These data centers handle FactSet’s entire client capacity. In addition, FactSet maintains a vast private wide area network that provides a high-speed direct link between the client’s local network and the data content and powerful applications found on the Company’s mainframe machines.

The Competitive Landscape

FactSet is part of the financial information services industry, which provides accurate financial information and software solutions to the global investment community. This extremely competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers and many of the content providers that supply the Company with financial information included in the FactSet workstation. The largest competitors to FactSet are Bloomberg L.P., Thomson Reuters Inc. and S&P Global Market Intelligence. Other competitors and competitive products include online database suppliers and integrators and their applications, such as MSCI Inc., Morningstar Inc., BlackRock Solutions, RIMES Technologies Corporation and Wilshire Associates Inc. Many of these firms offer products or services which are similar to those sold by the Company. FactSet’s development of its own robust sets of proprietary content combined with its news and quotes offering have resulted in more direct competition with the largest financial data providers.

Despite competing products and services, FactSet enjoys high barriers to entry and believes it would be difficult for another vendor to replicate quickly the extensive databases the Company currently offers. Through its in-depth analytics and superior client service, FactSet believes it can offer clients a more complete solution with one of the broadest sets of functionalities, through a desktop user interface or data feed. In addition, FactSet's applications, including its client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities offered. The Company is entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, the Company's products have become central to investment analysis and decision-making for clients.

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

Research and Product Development Costs

A key aspect of the Company’s growth strategy is to enhance its existing products and applications by making them faster and the data within them more reliable. FactSet strives rapidly to adopt new technology that can improve its products and services. FactSet does not have a separate research and product development department, but rather the Product Development and Engineering departments work closely with the Sales function to identify areas of improvement with the goal of providing increased value to clients. As such, research and product development costs relate to the salary and benefits for the Company’s product development, software engineering and technical support staff and, as such, these costs are expensed when incurred within cost of services as employee compensation. The Company expects to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and meet the needs of its clients efficiently. FactSet incurred $215.0 million of research and product development costs during fiscal 2017, which was comparable to its spend on similar development during fiscal years 2016 and 2015 respectively.

Government Regulation

The Company is subject to reporting requirements, disclosure obligations and other recordkeeping requirements per the Securities and Exchange Commission (“SEC”) and the various local authorities that regulate each location in which FactSet operates in. The Company’s wholly owned subsidiary, P.A.N. Securities, Inc., is a member of the Financial Industry Regulatory Authority, Inc. and is a registered broker-dealer under Section 15 of the Securities and Exchange Act of 1934. P.A.N. Securities, Inc., as a registered broker-dealer, is subject to Rule 15c3-1 under the Securities and Exchange Act of 1934, which requires that the Company maintain minimum net capital requirements. The Company claims exemption under Rule 15c3-3(k)(2)(i).

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

In addition, the Company’s Code of Ethical Conduct for Financial Managers and Code of Business Conduct and Ethics are posted in the Investor Relations section of the Company’s website and the same information is available in print to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. Any amendments to or waivers of such code required to be publicly disclosed by the applicable exchange rules or the SEC will be posted on the Company’s website. The Corporate Governance Guidelines and the charters of each of the committees of the Company’s Board of Directors, including the Audit Committee, Compensation and Talent Committee and Nominating and Corporate Governance Committee, are available on the Investor Relations section of the Company’s website. The same information is available in print, free of charge, to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters. Executive Officers of the Registrant

The following table shows the Company’s executive officers as of August 31, 2017:

Name of Officer	Age	Office Held with the Company	Officer Since
F. Philip Snow	53	Chief Executive Officer	2014
Mark J. Hale	44	Executive Vice President, Chief Operating Officer	2015
John W. Wiseman	49	Executive Vice President, Global Head of Sales and Client Solutions	2017
Maurizio Nicolelli	49	Senior Vice President, Chief Financial Officer	2009
Edward Baker-Greene	54	Senior Vice President, Chief Human Resources Officer	2015
Rachel R. Stern	52	Senior Vice President, Strategic Resources and General Counsel	2009

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

Mark J. Hale – Executive Vice President, Chief Operating Officer. Mr. Hale joined the Company in 1995 as a software engineer. During his tenure at FactSet, Mr. Hale has held several positions of increasing responsibility including Head of Software Engineering, and most recently, Senior Vice President, Director of Content Operations. Mr. Hale received a B.S. in Electrical and Computer Engineering from Carnegie Mellon University.

John W. Wiseman – Executive Vice President, Global Head of Sales and Client Solutions. Mr. Wiseman joined FactSet in 2004 as Vice President in the sales department. During his tenure at FactSet, Mr. Wiseman held several positions of responsibility including Senior Vice President, Global Head of Strategic Partnerships & Alliances. Prior to his experience with FactSet, Mr. Wiseman was a Senior Managing Director at Bear Stearns & Co. Inc. Mr. Wiseman received a B.A. in Political Science and Management Science from Duke University and a Master’s of Business Administration from the University of Edinburgh.

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

Rachel R. Stern – Senior Vice President, Strategic Resources and General Counsel. Ms. Stern joined FactSet in 2001 as General Counsel. In addition to the Legal Department at FactSet, she is responsible for administration of our offices in Hyderabad and Manila; Facilities Management and Real Estate Planning; and Third-Party Content and Strategic Partnerships. Ms. Stern is admitted to practice in New York, and Washington D.C., and as House Counsel in Connecticut. Ms. Stern received a B.A. from Yale University, an M.A. from the University of London and a J.D. from the University of Pennsylvania Law School.

Additional Information

Additional information with respect to the Company’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	20
Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-41
Quantitative and Qualitative Disclosures about Market Risk	42
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	53
Note 7 to Consolidated Financial Statements entitled Segment Information	62

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

FactSet must ensure the protection and privacy of client data

Many of FactSet’s products, as well as its internal systems and processes, involve the storage and transmission of proprietary information and sensitive or confidential data, including client portfolios. FactSet relies on a complex network of internal controls to protect the privacy of client data. If FactSet fails to maintain the adequacy of its internal controls, including any failure to implement required new or improved controls, misappropriation of client data by an employee or an external third party could occur. This data misappropriation could damage the Company’s reputation and ultimately its business. Breaches of Company security measures could expose FactSet, its clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for the Company, as well as the loss of existing or potential clients and damage to the Company’s brand and reputation.

FactSet must continue to introduce new products and enhancements to maintain its technological position

The market for FactSet is characterized by rapid technological change, changes in client demands and evolving industry standards, which can render existing products obsolete and unmarketable. As a result, the Company’s future success will continue to depend upon its ability to develop new products and enhancements that address the future needs of its target markets and to respond to their changing standards and practices. FactSet may not be successful in developing, introducing, marketing and licensing the Company’s new products and enhancements on a timely and cost effective basis, and they may not adequately meet the requirements of the marketplace or achieve market acceptance. In addition, clients may delay purchases in anticipation of new products or enhancements.

FactSet must hire and retain key qualified personnel

The Company’s business is based on successfully attracting and retaining talented employees. Competition for talent, including engineering personnel, in the industry in which the Company competes is strong. If the Company is less successful in its recruiting efforts, or if it is unable to retain key employees, its ability to develop and deliver successful products and services may be adversely affected. FactSet needs technical resources such as product development engineers to develop new products and enhance existing products. The Company relies upon sales personnel to sell its products and services and maintain healthy business relationships. FactSet’s failure to attract and retain talented employees could have a material, adverse effect on the Company’s business.

A decline in equity and/or fixed income returns may impact the buying power of investment management clients

Approximately 84.1% of the Company’s annual subscription value (“ASV”) is derived from its investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment managers.

Uncertainty, consolidation and business failures in the global investment banking industry may cause FactSet to lose clients and users

FactSet’s sell-side clients that perform M&A advisory work, capital markets services and equity research, account for approximately 15.9% of its ASV. A significant portion of these revenues relate to services deployed by the largest banks. While improvements have been observed in the current fiscal year, the global investment banking industry continues to experience uncertainty and consolidation, which directly impacts the number of prospective clients and users within the sector. A lack of available credit would impact many of the large banking clients due to the amount of leverage deployed in past operations. A lack of confidence in the global banking system could cause declines in merger and acquisitions funded by debt. Uncertainty, consolidation and business failures in the global investment banking sector could adversely affect the Company’s financial results and future growth.

A dramatic shift from active to passive investing could negatively impact user count growth

The predominant investment strategy today is active investing, which attempts to outperform the market. The goal of active management is to beat a particular benchmark. The majority of assets under management are actively managed. Analyzing market trends, the economy and the company-specific factors, active managers are constantly searching out information and gathering insights to help them make their investment decisions. Passive management, or indexing, is an investment management approach based on investing in exactly the same securities, and in the same proportions, as an index such Dow Jones Industrial Average or the S&P 500. It is called passive because portfolio managers do not make decisions about which securities to buy and sell; the managers merely follow the same methodology of constructing a portfolio as the index uses. The main advantage of active management is the expectation that the managers will be able to outperform the index due to their superior skills. They can make informed investment decisions based on their experiences, insights, knowledge and ability to identify opportunities that can translate into superior performance. The main advantage of passive investing is that it closely matches the performance of the index. Passive investing requires little decision-making by the manager. The manager tries to duplicate the chosen index, tracking it as efficiently as possible. This results in lower operating costs that are passed on to the investor in the form of lower fees. Approximately 84.1% of the Company’s ASV is derived from its investment management clients. In the past decade, passively managed index funds have seen greater investor interest, and this trend has become more dramatic in recent years. A continued lessening of investor interest in actively managed equity funds could decrease demand for FactSet’s products and services.

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

FactSet’s international operations involve special risks

In 2017, approximately 36% of FactSet’s revenue related to operations located outside of the U.S. In addition, a significant number of its employees, 73%, are located in offices outside of the U.S. The Company expects to continue its international growth, with international revenue accounting for an increased portion of total revenue in the future. The Company’s international operations involve risks that differ from or are in addition to those faced by its U.S. operations. These risks include difficulties in developing products, services and technology tailored to the needs of clients around the world, including in emerging markets; different employment laws and rules and related social and cultural factors; different regulatory and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions, marketing and sales and other barriers to conducting business; cultural and language differences; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity; limited recognition of FactSet’s brand; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and unexpected changes in U.S. or foreign tax laws. If the Company is not able to efficiently adapt to or effectively manage the business in markets outside of the U.S., its business prospects and operating results could be materially and adversely affected. In particular, political tension has been increasing in Manila, the Philippines. Civil unrest in Manila may make it difficult or impossible for FactSet to continue its operations there. Although FactSet has tested business continuity plans in place for its operations there, an extended period of civil unrest that halts or significantly impedes operations could have a material adverse effect on the Company.

Exposure to fluctuations in currency exchange rates that could negatively impact financial results and cash flows

The Company faces exposure to adverse movements in foreign currency exchange rates as 73% of FactSet’s employees and 54% of its leased office space were located outside the U.S at August 31, 2017. These exposures may change over time and they could have a material adverse impact on the Company’s financial results and cash flows. The Company’s primary exposures relate to expenses denominated in British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. This exposure has increased over the past 12 months primarily as the Company’s international employee base has increased, both organically and due to the fiscal 2017 acquisitions, by 613 net new employees, a 10% increase since August 31, 2016. FactSet’s non-U.S. dollar denominated revenues expected to be recognized over the next 12 months are estimated to be approximately $90 million, while its non-U.S. dollar denominated expenses are estimated to be approximately $300 million, resulting in a net foreign currency exposure of approximately $210 million. Although FactSet believes that its foreign exchange hedging policies are reasonable and prudent under the circumstances, the Company’s attempt to hedge against these risks may not be successful, which could cause an adverse impact on its results of operations.

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

The negotiation of contract terms supporting new and existing data sets or products

FactSet aggregates third party content from thousands of data suppliers, news sources, exchanges, brokers and contributors into its own dedicated online service, which clients access to perform their analyses. Clients have access to the data and content found within the FactSet databases. These databases are important to the Company’s operations as they provide clients with key information. FactSet has entered into third party content agreements with varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. FactSet seeks to maintain favorable contractual relationships with its data suppliers. The Company makes every effort, when reasonable, to locate alternative sources to ensure FactSet is not dependent on any one third party data supplier. FactSet believes it is not dependent on any one third party data supplier. The failure of FactSet to be able to maintain these relationships or the failure of its suppliers to deliver accurate data and in a timely manner could adversely affect the Company’s business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

At August 31, 2017, the Company leased approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. Including new lease agreements executed during fiscal 2017, the Company’s worldwide leased office space increased to approximately 1,143,000 square feet at August 31, 2017, up 71,000 square feet, or 7%, from August 31, 2016, and includes properties at the following locations:

Segment	Location
United States	Atlanta, Georgia
Austin, Texas
Boston, Massachusetts
Chicago, Illinois
Jackson, Wyoming
Los Angeles, California
Minneapolis, Minnesota
New York, New York
San Francisco, California
Toronto, Canada
Tuscaloosa, Alabama
Youngstown, Ohio
Europe	Avon, France
Amsterdam, The Netherlands
Cologne, Germany
Dubai, United Arab Emirates
Frankfurt, Germany
Gloucester, England
London, England
Madrid, Spain
Milan, Italy
Paris, France
Riga, Latvia
Sofia, Bulgaria
Zurich, Switzerland
Asia Pacific	Hong Kong
Singapore
Chennai, India
Mumbai, India
Melbourne, Australia
Sydney, Australia
Tokyo, Japan

The Company has data content collection offices located in Hyderabad, India and Manila, the Philippines, which benefit all of the Company’s operating segments. Additionally, the Company has data centers that support its technological infrastructure located in Manchester, New Hampshire, Piscataway, New Jersey and Reston, Virginia.  The leases expire on various dates through 2031. The Company believes the amount of leased office space as of August 31, 2017 is adequate for its current needs and that additional space is available for lease to meet any future needs.

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

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders and Dividends

Market Information - FactSet common stock is listed on the New York Stock Exchange (“NYSE”) and the NASDAQ Stock Market under the symbol FDS. The following table sets forth, for each fiscal period indicated, the high and low sales prices per share of the Company’s common stock as reported on the NYSE:

	First	Second	Third	Fourth
2017
High	$183.17	$183.64	$182.56	$172.22
Low	$150.95	$157.56	$156.92	$155.09
2016
High	$177.28	$173.77	$160.34	$179.73
Low	$153.00	$135.95	$143.08	$149.39

Holders of Record – As of October 25, 2017, there were approximately 156,748 holders of record of FactSet common stock. However, because many of FactSet’s shares of common stock are held by brokers and other institutions on behalf of stockholders, FactSet is unable to estimate the total number of stockholders represented by these record holders. The closing price of FactSet’s common stock on October 25, 2017, was $188.20 per share as reported on the NYSE.

Dividends - In fiscal 2017, the Company’s Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total Amount (in thousands)	Payment Date
August 10, 2017	$0.56	Regular (cash)	August 31, 2017	$21,853	September 19, 2017
May 5, 2017(1)	$0.56	Regular (cash)	May 31, 2017	$21,951	June 20, 2017
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016

(1)

On May 5, 2017, FactSet’s Board of Directors approved a 12.0% increase in the regular quarterly dividend beginning with the dividend payment in June 2017 which was $0.56 per share, or $2.24 per share per annum.

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by FactSet, and is subject to final determination by the Company’s Board of Directors.

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities in fiscal 2017.

(c)	Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2017 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
June 2017	—	—	—	$288,195
July 2017	205,000	$164.07	205,000	$254,561
August 2017	65,000	$160.76	65,000	$244,111
	270,000		270,000

(1)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Securities Authorized for Issuance under Equity Compensation Plans – Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Company’s Proxy Statement filed on October 30, 2017, for its 2017 Annual Meeting of Stockholders.

Stock Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in FactSet common stock, the Standard & Poor’s 500 Index, the NYSE Composite Index and the Dow Jones U.S. Financial Services Index on August 31, 2012. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2017. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	2012	2013	2014	2015	2016	2017
FactSet Research Systems Inc.	$100	$112	$140	$173	$195	$172
S&P 500 Index	$100	$117	$143	$141	$155	$177
NYSE Composite Index	$100	$116	$139	$128	$135	$149
Dow Jones U.S. Financial Services Index	$100	$136	$162	$168	$170	$213

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

Consolidated Statements of Income Data

	For the year ended August 31,
(in thousands, except per share data)	2017		2016		2015		2014	2013
Revenues	$1,221,179		$1,127,092		$1,006,768		$920,335	$858,112
Operating income	$352,135	(1)	$349,676	(4)	$331,918	(7)	$302,219	$269,419	(10)
Provision for income taxes	$86,053		$122,178		$92,703		$91,921	$72,273
Net income	$258,259	(2)	$338,815	(5)	$241,051	(8)	$211,543	$198,637	(11)
Diluted earnings per common share	$6.51	(3)	$8.19	(6)	$5.71	(9)	$4.92	$4.45	(12)
Weighted average common shares (diluted)	39,642		41,365		42,235		42,970	44,624
Cash dividends declared per common share	$2.12		$1.88		$1.66		$1.48	$1.32

Consolidated Balance Sheet Data

	As of August 31,
(in thousands)	2017	2016	2015	2014	2013
Cash and cash equivalents	$194,731	$228,407	$158,914	$116,378	$196,627
Accounts receivable, net of reserves	$148,331	$97,797	$95,064	$90,354	$73,290
Goodwill and intangible assets, net	$881,103	$546,076	$348,339	$327,463	$280,796
Total assets	$1,413,315	$1,019,161	$736,671	$663,212	$690,197
Non-current liabilities	$652,485	$343,570	$65,307	$24,839	$30,165
Total stockholders’ equity	$559,691	$517,381	$531,584	$511,082	$541,779

(1)

Operating income in fiscal 2017 includes pre-tax charges of $5.6 million related to modifications of certain share-based compensation grants $5.0 million related to restructuring actions initiated by the Company and $7.4 million of other non-recurring expenses related primarily to the BISAM and FactSet Digital Solutions acquisitions.

(2)

Fiscal 2017 net income includes $4.2 million (after-tax) related to modifications of certain share-based compensation grants, $3.7 million (after-tax) related to restructuring actions initiated by the Company and $5.5 million (after-tax) of other non-recurring expenses related primarily to the BISAM and FactSet Digital Solutions acquisitions. Fiscal 2017 net income also includes a loss of $0.9 million (after-tax) from the final working capital adjustment related to sale of FactSet’s Market Metrics business in the fourth quarter of fiscal 2016. These charges were offset by income tax benefits of $1.9 million related primarily to finalizing prior year tax returns and other discrete items.

(3)

Diluted EPS for fiscal 2017 includes a $0.11 decrease in diluted EPS from the modifications of certain share-based compensation grants, a $0.09 decrease from the restructuring actions, a $0.13 decrease from the other non-recurring items related primarily to the BISAM and FactSet Digital Solutions acquisitions and $0.02 decrease from the working capital adjustment, partially offset by a $0.05 increase in diluted EPS from the income tax benefits.

(4)

Operating income in fiscal 2016 includes pre-tax charges of $4.6 million related primarily to legal matters, $2.8 million from restructuring actions initiated by the Company and $1.8 million related to a change in the vesting of performance-based equity options.

(5)

Fiscal 2016 net income includes $3.3 million (after-tax) of non-recurring items related primarily to legal matters, $2.0 million (after-tax) from restructuring actions initiated by the Company, $1.2 million (after-tax) related to a change in the vesting of performance-based equity instruments, income tax benefits of $10.5 million primarily from the permanent reenactment of the U.S. Federal R&D Tax Credit, finalizing the fiscal 2015 tax returns and other discrete items and a gain of $81.7 million (after-tax) related to the sale of FactSet’s Market Metrics business in July 2016.

(6)

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

(7)

Operating income in fiscal 2015 includes pre-tax charges of $3.0 million related to the vesting of performance-based equity instruments and $3.2 million primarily from changes in the senior leadership responsible for the Company’s sales force.

(8)

Fiscal 2015 net income includes $2.1 million (after-tax) of incremental expenses related to the vesting of performance-based equity instruments, $2.2 million (after-tax) related to the changes in the senior leadership responsible for the Company’s sales force and income tax benefits of $8.8 million primarily from the reenactment of the U.S. Federal R&D Tax Credit in December 2014, finalizing the fiscal 2014 tax returns and other discrete items.

(9)

Diluted EPS for fiscal 2015 includes the net effect of a $0.21 increase in diluted EPS from the income tax benefits partially offset by a $0.05 decrease from the vesting of performance-based equity instruments and a $0.05 decrease from the changes in the senior leadership responsible for the Company’s sales force.

(10)

Operating income for fiscal 2013 includes pre-tax charges totaling $18.3 million related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount.

(11)

Fiscal 2013 net income includes $12.9 million (after-tax) of incremental expenses related to the vesting of performance-based stock options granted in connection with the acquisitions of Market Metrics and StreetAccount and income tax benefits of $7.2 million primarily from the reenactment of the U.S. Federal R&D Tax Credit in January 2013, and finalizing the fiscal 2012 tax returns.

(12)	Diluted EPS for fiscal 2013 includes the net effect of a $0.29 decrease from the vesting of performance-based options, partially offset by a $0.16 increase in diluted EPS from the income tax benefits.

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

Executive Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) provides integrated financial information and analytical applications to the global investment community. We deliver insight and information to financial investment professionals through our analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, we support the workflow of both buy-side and sell-side clients. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, research professionals, investment bankers and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless, and off-platform solutions. Our wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Our revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data and content, research management and trade execution. Investment management (buy-side) clients account for 84.1% of our annual subscription value and the remainder is derived from investment banking firms (sell-side) that perform mergers and acquisitions (“M&A”) advisory work, capital markets services and equity research.

2017 Year in Review

Fiscal 2017 results continued our positive topline growth. Organic revenue was up 6.9% while annual subscription value (“ASV”) increased 5.7% organically. This fiscal year marked our 39th year of operation, our 37th consecutive year of revenue growth and our 21st consecutive year of adjusted earnings growth as a public company. We have dedicated ourselves to helping our clients navigate an uncertain environment. As of August 31, 2017, ASV totaled $1.32 billion, an increase of $166.8 million over the prior year. In addition, clients and users reached new highs of 4,744 and 88,846, respectively, in fiscal 2017. We returned $341.9 million to stockholders in the form of share repurchases and dividends.

In fiscal 2017, we continued to diversity our suite of products through strategic acquisitions and product investments, including Vermilion Holdings Limited (“Vermilion”) in the first quarter of fiscal 2017, along with both BI-SAM Technologies (“BISAM”) and Interactive Data Managed Solutions, renamed FactSet Digital Solutions, in the third quarter of fiscal 2017. These acquisitions increased FactSet’s footprint in Europe, added to the Company’s robust product offerings, and provided end-to-end solutions to clients.

As a testament to our broadening suite of premium products and the strength of our business and service model FactSet was awarded “Best Market Data Provider” and "Best Data Analytics Provider" by Inside Market Data in fiscal 2017. We were also named the “Best Performance Measurement System Provider” by Waters Technology and other recognition included “Best Research and Analytics Tool” award for our wealth management tools at the annual Systems in the City Awards. Portware also earned “Best Buy-side EMS” for the fourth time and Vermilion was recognized as “Best Client Reporting Solution” by FTF News Technology Innovation and “Best Client Reporting Solution” by WealthBriefing European Awards.

Client Service / Consultants

A client-centric approach has always been a key foundation of our success at FactSet. We support our powerful information and analytical applications with a team of financial data and modeling experts. Client satisfaction is a key metric by which we measure the success of our service. According to our fiscal 2017 global client satisfaction survey, 95% of respondents were satisfied or very satisfied with FactSet’s support, consistent with the prior year. The depth of our knowledge, the data behind the models and the complex mathematics behind the answers each create an opportunity for us to forge close working relationships with our user community.

Our industry-leading customer care is largely due to the talent of our employee population. As of August 31, 2017, employee headcount was 9,074, up 8.3% from a year ago. Excluding workforces acquired in fiscal 2017, headcount increased 2.4% from a year ago. The increases were primarily in client-focused positions focused on client loyalty as evidenced by an annual client retention rate of greater than 95% of ASV as of August 31, 2017. Our consulting teams have been trained to listen to our clients’ needs and transfer this knowledge directly to the product development teams, helping us transform suggestions into new or enhanced product offerings.

Educating our clients is also an important component of our service. Not only do we teach our users the nuances of our software and content offerings, but FactSet personnel are often thought-leaders in a particular area of financial modeling in our rapidly evolving industry. As a result, clients look to FactSet as a trusted partner to stay on the cutting edge of financial modeling and analysis. During fiscal 2017, over 2,500 clients attended live or online FactSet training sessions, with over 54,000 eLearning courses taken.

In May 2017, John W. Wiseman was named the Company’s new Executive Vice President, Global Head of Sales and Client Solutions. In this role, Mr. Wiseman reports directly to FactSet’s Chief Executive Officer, Phil Snow, and is responsible for all global sales and client service activities for the Company.

In order to optimize costs, we have invested in expanding our footprint and talent pool in India and the Philippines, where we now have a combined workforce of over 5,000 people. Of our total employees, 2,493 were located in the U.S., 1,322 in Europe and 5,259 in Asia Pacific. Approximately 70% of the Company’s employees were involved in company operations including content collection and software and systems engineering, 27% had a client focused role conducting sales and consulting services and the remaining 3% provided administrative support.

Key Metrics

The following is a review of our key metrics:

	As of and for the Year ended August 31,
(in millions, except per share data, client and user counts)	2017	2016	Change
Revenues	$1,221.2	$1,127.1	8.3%
Operating Income	$352.1	$349.7	0.7%
Net Income	$258.3	$338.8	(23.8%	)
Diluted EPS	$6.51	$8.19	(20.5)
Free Cash Flow(1)	$283.7	$283.4	0.1%
ASV	$1,316.6	$1,149.9	14.5	% (2)(3)
Clients	4,744	4,205	12.8	% (4)
Users	88,846	83,936	5.8	% (5)

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

Annual Subscription Value Growth

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. Organic ASV excludes ASV from acquisitions and dispositions completed within the past 12 months and the effects of foreign currency. ASV totaled $1.32 billion at August 31, 2017, up 5.7% organically over the prior year. The increase in ASV was driven by growth across the majority of our key workflows including Analytics, Investment Banking, and Content and Technology Solutions (“CTS”). Additionally, we have leveraged relationships with existing clients to increase year over year sales through cross-selling and upselling of our diversified product suite.

Buy-side clients accounted for 84.1% of ASV while the remainder derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research. The buy-side ASV experienced a growth rate of 5.9% compared to prior year, down 440 basis points from fiscal 2016. The sell-side ASV had a 4.6% growth rate, down 310 basis points from the prior year.

ASV from our U.S. operations was $825.1 million for the fourth quarter of 2017, up 4.9% organically from a year ago. International ASV totaled $491.5 million, up 7.7% organically from a year ago. ASV from our international operations represented 37.3% of our Company-wide total, its highest level in FactSet history. Our European organic ASV achieved a growth rate of 6.1% over the last 12 months while Asia Pacific organic ASV grew by 12.8%. This substantial shift in ASV to international operations was due primarily to our recent acquisitions, which have significant sales and operations in Europe.

Client and User Additions

In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes. Our total client count was 4,744 as of August 31, 2017 representing an increase of 539 net new clients or an equivalent 12.8% increase over fiscal 2016, as a result of cross-selling within FactSet’s diverse product suite. We continue to focus on expanding our current client base as it is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

In the third quarter of fiscal 2017, FactSet changed its user count definition to account for users from workstations previously not captured due to certain product bundling and also users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes. Using the new definition, as of August 31, 2017, there were 88,846 professionals using FactSet, an increase of 4,910 users or an equivalent 5.8% increase compared to fiscal 2016.

Annual client retention as of August 31, 2017, was greater than 95% ASV and 91% when expressed as a percentage of clients, down slightly from 92% in the prior year. Our retention success, demonstrating that a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. August 31, 2017, our largest individual client accounted for 2% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions, consistent with August 31, 2016.

Returning Value to Stockholders

We repurchased 1.6 million shares for $252.8 million during fiscal 2017 under the our existing share repurchase program. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. Including this expansion, $244.1 million is available for future share repurchases as of August 31, 2017.

On May 5, 2017, our Board of Directors approved a 12.0% increase in the regular quarterly dividend, beginning with the dividend payment on June 2017, with an increase to $0.56 per share, or $2.24 per share per annum. Over the last 12 months, we have returned a total of $341.9 million to stockholders in the form of dividends and share repurchases, funded by cash generated from operations.

On July 1, 2016, we entered into an accelerated share repurchase agreement (“ASR Agreement”) to repurchase $120.0 million of our common stock. We received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with FactSet receiving an additional 102,916 shares of our common stock.

Capital Expenditures

Capital expenditures were $36.9 million during fiscal 2017, down from $47.7 million a year ago. Approximately $21.4 million, or 58%, of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment. The remainder of our capital expenditures was primarily for the build out of office space including $4.4 million at our Chicago location, $4.4 million at our New York locations and $2.7 million at our India locations.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Annual Report on Form 10-K.

	Years ended August 31,
(in thousands, except per share data)	2017	2016	Change	2016	2015	Change
Revenues	$1,221,179	$1,127,092	8.3%	$1,127,092	$1,006,768	12.0%
Cost of services	$566,580	$487,409	16.2%	$487,409	$405,339	20.2%
Selling, general and administrative	$302,464	$290,007	4.3%	$290,007	$269,511	7.6%
Operating income	$352,135	$349,676	0.7%	$349,676	$331,918	5.4%
Net income	$258,259	$338,815	NM	$338,815	$241,051	NM
Diluted earnings per common share	$6.51	$8.19	NM	$8.19	$5.71	NM
Diluted weighted average common shares	39,642	41,365		41,365	42,235

Revenues

Fiscal 2017 compared to Fiscal 2016

Revenues in fiscal 2017 were $1,221.2 million, up 8.3% compared to fiscal 2016. The increase in revenue was primarily driven by organic ASV growth, continued momentum for our multi-asset class analytic solutions, workstations, data feeds products and the additions to our product offerings from our fiscal 2017 acquisitions. We have seen an increase in new business with solid wins from plan sponsors, hedge funds and wealth managers, as well as growing sales to existing clients through cross-selling opportunities. Our recent acquisitions have also given rise to higher revenues from professional services fees. Offsetting these positive factors, we experienced cancellations due to firm consolidations and failures. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, our organic revenue growth rate for fiscal 2017 was 6.9%.

Fiscal 2016 compared to Fiscal 2015

Revenues in fiscal 2016 were $1,127.1 million, up 12.0% compared to fiscal 2015. Our revenue growth drivers during fiscal 2016 were robust demand for our analytics suite of products, including an expansion of our multi-asset class value added products, accelerated growth in our CTS, advancement in Workstation Solutions and significant progress in the Portware LLC (“Portware”) business, partially offset by the impact of foreign currency.

Revenues by Geographic Region

	Years ended August 31,
(in thousands)	2017	2016	2015
U.S.	$784,146	$755,492	$678,774
% of revenues	64.2%	67.0%	67.4%
Europe	$330,332	$277,682	$251,522
Asia Pacific	106,701	93,918	76,472
International	$437,033	$371,600	$327,994
% of revenues	35.8%	33.0%	32.6%
Consolidated	$1,221,179	$1,127,092	$1,006,768

Fiscal 2017 compared to Fiscal 2016

Revenues from our U.S. segment increased 3.8% to $784.1 million in fiscal 2017 compared to $755.5 million in fiscal 2016. Our U.S. revenue growth reflects the performance of our analytic solutions, CTS, as well as revenue from our recent acquisitions. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 6.2% compared to fiscal 2016. Revenues from our U.S. operations accounted for 64.2% of our consolidated revenues during fiscal 2017, a decrease from 67.0% in the prior year as our recent acquisitions have mainly increased international revenue.

European revenues grew 19.0% year over year, which was attributable to solid growth in CTS, analytics, client price increases, and our recent acquisitions. Foreign currency exchange rate fluctuations reduced our European growth rate by 40 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenues grew 8.3% compared to fiscal 2016.

The Asia Pacific revenue growth rate of 13.6% was primarily due to increased subscriptions to our content, PA and core workstation product offerings. Additionally, foreign currency exchange rate fluctuations increased our Asia Pacific growth rate by 46 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenues grew 12.7% compared to fiscal 2016.

Fiscal 2016 compared to Fiscal 2015

Revenues from our U.S. segment increased 11.3% to $755.5 million in fiscal 2016 compared to $678.8 million in fiscal 2015. Our fiscal 2016 U.S. revenue growth rate of 11.3% reflects increases in the number of users and clients of FactSet within the U.S., predominantly at buy-side hedge fund and middle-market clients. Additionally, we recognized $21.9 million of incremental revenue from the acquisition of Portware. Revenues from our U.S. operations accounted for 67.0% of our consolidated revenues during fiscal 2016, down from 67.4% in fiscal 2015, as our international ASV growth rate surpassed our U.S. ASV growth rate by 200 basis points.

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

Operating Expenses

	Years ended August 31,
(in thousands)	2017		2016		2015
Cost of services	$566,580		$487,409		$405,339
Selling, general and administrative (“SG&A”)	302,464		290,007		269,511
Total operating expenses	$869,044	(1)	$777,416	(2)	$674,850	(3)

Operating income	$352,135		$349,676		$331,918
Operating Margin	28.8%		31.0%		33.0%

(1)

Total operating expenses in fiscal 2017 include $5.0 million from restructuring actions initiated by the Company, $5.6 million related to a change in the vesting of performance-based stock options, and $7.5 million of acquisition-related costs. Of this total, $11.8 million was reported within SG&A expenses with the remainder in cost of services.

(2)

Total operating expenses in fiscal 2016 include $4.6 million related primarily to legal matters, $2.8 million from restructuring actions initiated by the Company and $1.8 million related to a change in the vesting of performance-based stock options. Of this total, $6.0 million was reported within SG&A expenses with the remainder in cost of services.

(3)

Total operating expenses in fiscal 2015 include an incremental $3.0 million from the vesting of performance-based equity instruments and $3.2 million related to changes in the senior leadership responsible for the Company’s sales force. Of this total, $3.8 million was reported within SG&A expenses with the remainder in cost of services.

Cost of Services

Fiscal 2017 compared to Fiscal 2016

Cost of services increased 16.2% to $566.6 million compared to the same period a year ago. Expressed as a percentage of revenues, cost of services was 46.4% in fiscal 2017, an increase of 320 basis points from a year ago. The increase was primarily driven by higher employee compensation, including stock-based compensation, computer related expenses, amortization of intangibles and acquisition-related costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 200 basis points in fiscal 2017 compared to fiscal 2016. Over the past 12 months, we have added 699 new employees, which includes head count expansion from our recent acquisitions of 498 new employees (primarily in the European segment), as well as base salary changes and incremental hires in our centers of excellence located in India and the Philippines. This increase was also due to new employees hired in the past year, of which a significant number are involved with content collection, engineering and product development, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. As of August 31, 2017, approximately 70% of our employee based performed operational roles. Employee compensation also increased due to a non-recurring charge of $5.9 million related to restructuring actions initiated by the Company and a change in the vesting of performance-based stock options.

Computer related expenses, which include depreciation, maintenance, software and other fees increased 30 basis points, when expressed as a percentage of revenues, in fiscal 2017 compared to fiscal 2016 due to expenses and depreciation associated with additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment. Amortization of intangible assets increased 30 basis points, when expressed as a percentage of revenues, in fiscal 2017 compared to fiscal 2016 primarily due to our fiscal 2017 acquisitions, which added approximately $93.2 million of intangible assets to be amortized over a weighted-average life of 11.5 years. Additionally, acquisition-related costs increased cost of sales by approximately 40 basis points when expressed as a percentage of revenue year over year.

Fiscal 2016 compared to Fiscal 2015

Cost of services increased 20.2% to $487.4 million in fiscal 2016 as compared to fiscal 2015. Expressed as a percentage of revenues, cost of services was 43.2% in fiscal 2016, an increase of 290 basis points from fiscal 2015. The increase was primarily driven by higher employee compensation, including stock-based compensation, amortization of intangibles and computer-related expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 230 basis points in fiscal 2016 compared to fiscal 2015. This increase was primarily due to new employees hired in the past year. In fiscal 2016, we have added 604 net new employees involved with content collection and 266 net new engineering and product development employees, as we continue to focus on servicing our existing client base, expanding our content and improving our applications. The increase in employee headcount includes 123 employees added from the Portware acquisition in cost of sales related roles. Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 50 basis points in fiscal 2016 compared to fiscal 2015 primarily due to the addition of $75.5 million of intangible assets related to the acquisition of Portware. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 40 basis points when expressed as a percentage of revenues, as we require additional computer hardware and peripherals for new employees, upgrades to existing computer systems and the development of new internal systems to support our growing infrastructure.

Selling, General and Administrative

Fiscal 2017 compared to Fiscal 2016

SG&A expenses increased 4.3% to $302.5 million during fiscal 2017 compared to $290.0 million in fiscal 2016. Expressed as a percentage of revenues, SG&A expenses decreased 90 basis points to 24.8% in fiscal 2017 primarily due to lower employee compensation expense partially offset by higher professional fees and occupancy costs, including rent expense and depreciation of furniture and fixtures. Additionally, fiscal 2016 included a non-recurring charge of $3.3 million related primarily to legal matters.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 160 basis points from a year ago due to a continued shift in our employee base from SG&A to cost of service related roles. This decrease in employee compensation was offset by a non-recurring charge of $4.4 million related to restructuring actions initiated by the Company and a change in the vesting of performance-based stock options. Professional fees, expressed as a percentage of revenues, increased 30 basis points from costs associated with acquisitions in the fiscal 2017. Occupancy costs, when expressed as a percentage of revenue, increased 30 basis points due to the increase in the worldwide-leased office space of 71,000 square feet including new or expanded offices in Germany, Switzerland, Bulgaria, India and the Netherlands.

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

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 150 basis points compared to fiscal 2015 due to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role. Of our total employee headcount increase in fiscal 2016 compared to fiscal 2015, only 14% were in SG&A related roles, including 43 employees from the Portware acquisition. Additionally, approximately 142 employees in SG&A related roles left the Company as part of the sale of the Market Metrics business in July 2016. As such, employee compensation classified as SG&A expense declined compared to the growth in cost of services. Occupancy costs, when expressed as a percentage of revenues, decreased 20 basis points, primarily due to furniture and leasehold improvements becoming fully depreciated. The Company incurred approximately $3.3 million in non-recurring expenses in fiscal 2016 related primarily to legal matters. Marketing expenses increased $1.2 million year over year driven by incremental branding and advertising costs.

Operating Income and Operating Margin

Fiscal 2017 compared to Fiscal 2016

Operating income increased 0.7% to $352.1 million in fiscal 2017 compared to the prior year. Our operating margin for fiscal 2017 was 28.8%, down from 31.0% a year ago. Expenses related to employee compensation, professional fees, computer related costs, amortization of intangibles and acquisition-related costs all increased in fiscal 2017, resulting in our total operating expenses increasing 11.8% year over year. We also recognized non-recurring charges of approximately $18.0 million related to restructuring actions initiated by the Company, a change in the vesting of performance-based stock options and other acquisition-related costs, compared to non-recurring charges of approximately $7.0 million in the prior fiscal year. The higher expenses were offset partially by a year over year increase in revenues of 8.3%, driven partially by our recent acquisitions.

Fiscal 2016 compared to Fiscal 2015

Operating income increased 5.4% to $349.7 million in fiscal 2016 compared to fiscal 2015. Our operating margin for fiscal 2016 was 31.0%, down from 33.0% in fiscal 2015. The lower operating margin was primarily due to Portware’s operations, which reduced our operating margin by 120 basis points in fiscal 2016. Additionally, higher employee compensation, including stock-based compensation, reduced our operating margin collectively by 90 basis points. In fiscal 2016, we also incurred non-recurring charges of approximately $4.6 million related primarily to legal matters. Offsetting these drivers was organic revenue growth of 9.9% and lower occupancy costs.

Operating Income by Segment

	Years ended August 31,
(in thousands)	2017	2016	2015
U.S.	$137,105	$165,251	$172,980
Europe	153,676	131,410	116,310
Asia Pacific	61,354	53,015	42,628

Consolidated	$352,135	$349,676	$331,918

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve and how the chief operating decision maker assesses performance. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific. This structure helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments, so the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Fiscal 2017 compared to Fiscal 2016

U.S. operating income decreased 17.0% to $137.1 million during fiscal 2017 compared to $165.3 million a year ago. The decrease in U.S. operating income is primarily due to increases in expenses related to employee compensation, and occupancy costs, partially offset by revenue growth of 3.8%. Employee compensation increased primarily due to a 3.6% increase in the U.S. employee headcount year over year and a change in the vesting of performance-based stock options. Occupancy costs including rent expense and depreciation of furniture and fixtures increased due primarily to an increase in rent expense at our New York location.

European operating income increased 16.9% to $153.7 million during fiscal 2017 compared to $131.4 million a year ago. The increase in European operating income was due to revenue growth of 19.0% and benefits from a stronger U.S. dollar, offset by higher employee compensation, occupancy costs, and amortization of intangibles. European revenues grew due to recent acquisitions, which have a significant sales presence in European markets. The impact of foreign currency increased European operating income by $6.2 million year over year. Employee compensation was higher year over year as a result of 473 net new employees in our European offices in the last 12 months. These employees are primarily from our recent acquisition of FactSet Digital Solutions, which is headquartered in Germany. Occupancy costs including rent expense and depreciation of furniture and fixtures increased due primarily to an increase in rent expense in Germany associated with the 2017 acquisitions. Amortization of intangibles increased due to the addition of approximately $93.2 million of intangibles in the current year, the majority of which reside in our European segment.

Asia Pacific operating income increased 15.7% to $61.4 million during fiscal 2017 compared to $53.0 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 13.6% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation and occupancy costs. Employee compensation was higher year over year as a result of a 2.7% increase in our Asia Pacific workforce in the last 12 months. Occupancy costs increased due primarily to an increase in rent expense at our India locations. The impact of foreign currency increased Asia Pacific operating income by $1.4 million year over year.

Fiscal 2016 compared to Fiscal 2015

U.S. operating income decreased 4.5% to $165.3 million during fiscal 2016 compared to $173.0 million during fiscal 2015. The decrease in U.S. operating income is attributed to employee compensation growth, non-recurring charges of $4.4 million and $8.3 million of incremental amortization expense from Portware, partially offset by revenue growth of 11.3%. Employee compensation increased primarily due to a 7.6% increase in the U.S. employee headcount year over year. The non-recurring charges were related primarily to legal matters.

European operating income increased 13.0% to $131.4 million during fiscal 2016 compared to $116.3 million during fiscal 2015. The increase in European operating income was due to revenue growth of 10.4% and benefits from a stronger U.S. dollar. The impact of foreign currency increased European operating income by $5.1 million year over year.

Asia Pacific operating income increased 24.4% to $53.0 million during fiscal 2016 compared to $42.6 million during fiscal 2015. The increase in Asia Pacific operating income was due to revenue growth of 22.8% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $6.5 million year over year. Employee compensation increased due to a 19.3% increase in the Asia Pacific employee headcount year over year.

Income Taxes, Net Income and Diluted Earnings per Share

	Years ended August 31,
(in thousands)	2017	2016	2015
Provision for income taxes	$86,053	$122,178	$92,703
Net income	$258,259	$338,815	$241,051
Diluted earnings per common share	$6.51	$8.19	$5.71

Income Taxes

Fiscal 2017 compared to Fiscal 2016

The fiscal 2017 provision for income taxes was $86.1 million, down 29.6% from the same period a year ago. This decrease was primarily due to tax expense of $30.8 million related to the gain on sale of our Market Metrics business in the fourth quarter of fiscal 2016. Excluding the tax impact of the gain, the provision for income taxes decreased by 5.9% year over year related primarily to our organizational realignment. Effective September 1, 2016 we realigned certain aspects of our global operations from FactSet Research Systems Inc., our U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position us to serve our growing client base outside the U.S. Due to the realignment we recognized a 200 basis point benefit in our annual tax rate. Additionally, excluding the gain on sale in the prior year, our provision for income taxes decreased due to a decrease in taxable income year over year. This decrease was due primarily to higher interest expense incurred as a result of an increase in our outstanding debt borrowings by approximately $300 million.

Fiscal 2016 compared to Fiscal 2015

The fiscal 2016 provision for income taxes was $122.2 million, up 31.8% compared to fiscal 2015. In the fourth quarter of fiscal 2016, the Company recognized tax expense of $30.8 million related to the gain on sale of our Market Metrics business. Excluding tax expense from the gain, the provision for income taxes was $91.4 million in fiscal 2016, a decrease of 1.4% from fiscal 2015, primarily due to income tax benefits from the permanent reenactment of the U.S. Federal R&D Tax Credit in December 2015, finalizing prior year tax returns and other discrete items. Overall, we recognized income tax benefits of $10.5 million in fiscal 2016 compared to $6.5 million in the same period in fiscal 2015. Offsetting the tax benefits and excluding the gain on sale was an increase in taxable income of $14.8 million.

Net Income and Diluted Earnings per Share

Fiscal 2017 compared to Fiscal 2016

Net income decreased 23.8% to $258.3 million and diluted earnings per share decreased 20.5% to $6.51 during fiscal 2017 compared to fiscal 2016. A large component of the decrease in net income and diluted earnings per share year over year related to the after-tax gain of $81.7 million from the sale of the Market Metrics business in fiscal 2016. This gain increased diluted earnings per share by $2.01. Excluding the prior year after-tax gain on sale, net income increased 0.4% year over year, while diluted EPS increased by 5.3%. During fiscal 2017, net income and earnings per share increased due to revenue growth of 8.3% year over year, couple with a reduction to the income tax provision of 29.6% primarily related to the gain from the sale of our Market Metrics business along with an organizational realignment. Additionally, during fiscal 2017, foreign currency movements increased operating income by $7.1 million compared to a benefit of $11.6 million in the same period of fiscal 2016. These increases were partially offset by incremental employee compensation expense due to the hiring of 699 net new employees (including 498 employees from acquisitions completed in the last 12 months), an increase in professional fees, occupancy costs, computer related expenses, amortization of intangibles and acquisition-related costs. The increase in diluted earnings per share was also driven by a decrease in diluted shares outstanding as a result of continued share repurchases in fiscal 2017.

Fiscal 2016 compared to Fiscal 2015

Net income increased 40.6% to $338.8 million and diluted earnings per share increased 43.4% to $8.19 during fiscal 2016 compared to fiscal 2015. A large component of the increase in net income and diluted earnings per share during fiscal 2016 was an after-tax gain of $81.7 million related to the sale of the Market Metrics business. The gain increased diluted earnings per share by $2.01. Excluding the after-tax gain on sale, net income increased 6.7% in fiscal 2016 compared to fiscal 2015, while diluted EPS was $6.18. The increase year over year was primarily due to organic ASV growth of 8.8% and tax benefits of $10.5 million related to the permanent reenactment of the U.S. Federal R&D tax credit and finalizing the fiscal 2015 tax returns and other discrete items. These increases were partially offset by incremental employee compensation expense due to the hiring of 1,015 net new employees (including 166 employees from acquisitions completed in fiscal 2016). Additionally, Portware’s operations reduced our operating margin by 120 basis points in fiscal 2016. In fiscal 2016 we also incurred non-recurring charges of approximately $3.3 million, after-tax, related primarily to legal matters. During fiscal 2016, foreign currency movements increased operating income by $11.6 million compared to a benefit of $11.2 million in the same period of fiscal 2015.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Years ended August 31,
(in thousands)	2017	2016	2015
Net cash provided by operating activities	$320,527	$331,140	$306,442
Capital expenditures (1)	(36,862)	(47,740)	(25,682)
Free cash flow (2)	$283,665	$283,400	$280,760
Net cash used in investing activities	$(347,306)	$(158,408)	$(64,877)
Net cash used in financing activities	$(8,161)	$(91,002)	$(187,326)
Cash and cash equivalents at end of year	$194,731	$228,407	$158,914

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Fiscal 2017 compared to Fiscal 2016

Cash and cash equivalents aggregated to $194.7 million, or 13.8% of our total assets at August 31, 2017, compared with $228.4 million, or 22.4% of our total assets at August 31, 2016. Our cash and cash equivalents decreased $33.7 million during fiscal 2017 due primarily to $303.1 million in cash paid for acquisitions (net of cash acquired), $252.8 million in share repurchases under the existing share repurchase program, dividend payments of $80.9 million, capital expenditures of $36.9 million and $7.4 million from the purchase of investments (net of proceeds). These cash outflows were partially offset by cash provided by operations of $320.5 million, $275.0 million in net proceeds from long-term debt, $50.0 million in proceeds from the exercise of employee stock options, $10.3 million in tax benefits from share-based payment arrangements and $1.3 million from the effects of foreign currency fluctuation.

Free cash flow for fiscal 2017 was $283.7 million compared to $283.4 million in the prior year comparable period. Free cash flow generated during fiscal 2017 was attributable to $258.3 million of net income adjusted for $78.3 million of non-cash items partially offset by $36.9 million in capital expenditures and $16.0 million of negative working capital changes. Free cash flow increased slightly from the comparable year ago period, due primarily to a reduction in capital expenditures partially offset by a decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities was the result of higher client receivables and the timing of taxes payments. Our day’s sales outstanding (“DSO”) was 41 days as of August 31, 2017, representing an increase from 31 days at August 31, 2016. The increase in DSO was primarily related to our recent acquisitions as we work to align their collection policies with those of FactSet.

Net cash used in investing activities was $347.3 million in fiscal 2017, representing a $188.9 million increase from fiscal 2016 due primarily to an increase in the cash used in acquisitions and the purchases of investments (net of proceeds), partially offset by a decrease in capital expenditures. Additionally, in fiscal 2016 we recognized proceeds from the sale of our Market Metrics business of $153.1 million. Acquisitions during fiscal 2017, largely related to BISAM and Vermilion, resulted in a cash outflow of $303.1 million compared to a net cash outflow of $262.9 million for the Portware acquisition during fiscal 2016. Purchase of investments (net of proceeds) results in an increased cash outflow of $6.5 million in fiscal 2017 compared to fiscal 2016. The decrease in capital expenditures of $10.9 million was due fiscal 2016 including the fit-out of new space in New York, Chicago and at our corporate headquarters in Norwalk. Fiscal 2017 capital expenditures related primarily to computer equipment for our U.S. locations and additional expenses at our Chicago, New York, and India locations.

During fiscal 2017, net cash used in financing activities was $8.2 million compared to $91.0 million in fiscal 2016. This decrease was due primarily to FactSet entering into an ASR Agreement to repurchase $120.0 million of our common stock in July 2016. We received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with us receiving an additional 102,916 shares of our common stock. Excluding cash used in the ASR Agreement, cash provided by financing activities in fiscal 2016 was $29.0 million, resulting in a fluctuation of $37.2 million in the current year. This fluctuation was due to an increase in cash used to repurchase common stock under our existing share repurchase program of $24.2 million, an increase in payments of regular quarterly dividends of $6.7 million, lower proceeds from employee stock plans of $6.8 million and lower tax benefits from share-based payment arrangements of $7.9 million. Cash used in share repurchases increased year over year as we repurchased 1.6 million shares for $252.8 million under the existing share repurchase program compared to 1.5 million shares for $232.3 million in fiscal 2016. Dividend payments increased as our Board of Directors approved a 12.0% increase in the regular quarterly dividend to $0.56 per share, or $2.24 per share per annum, beginning with the dividend payment in June 2017. The year over year fluctuation was also due to additional borrowings under our 2017 Credit Agreement (defined in Capital Needs) of $575.0 million, used to fund our acquisition of BISAM on March 17, 2017 and retire our existing debt of $365.0 million. In fiscal 2016 we borrowed $265.0 million under our previous credit agreement to fund our acquisition of Portware on October 16, 2015. Refer to the Capital Resources section of the MD&A for a discussion of our long-term debt borrowings.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of August 31, 2017, our total cash and cash equivalents worldwide was $194.7 million, with $575.0 million in outstanding borrowings. Approximately $17.8 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $141.2 million in Europe (predominantly within the UK, France, and Germany) and the remaining $35.7 million is held in the Asia Pacific region. As of August 31, 2017, we believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Fiscal 2016 compared to Fiscal 2015

Cash and cash equivalents aggregated to $228.4 million, or 22.4% of our total assets at August 31, 2016, compared with $158.9 million, or 21.6% of our total assets at August 31, 2015. Our cash and cash equivalents increased $69.5 million during fiscal 2016 due to cash provided by operations of $331.1 million, $153.1 million in proceeds from the sale of our Market Metrics business, $56.9 million in proceeds from the exercise of employee stock options, $265.0 million in proceeds from long-term debt and $18.2 million in tax benefits from share-based payment arrangements. These cash inflows were partially offset by $262.9 million in cash paid to acquire Portware, $356.8 million in share repurchases, dividend payments of $74.2 million, capital expenditures of $47.7 million and purchases of investments, net of proceeds, of $0.9 million.

Free cash flow for fiscal 2016 was $283.4 million. Free cash flow generated during fiscal 2016 was attributable to $338.8 million of net income, including an after-tax gain on sale of $81.7 million, $50.6 million of positive working capital changes and $58.3 million in non-cash expenses less $47.7 million in capital expenditures. Free cash flow generated in fiscal 2016 was up $2.6 million from the comparable year ago period due to higher levels of net income and the timing of payables and accrued compensation, offset by incremental capital expenditures.

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

During fiscal 2016, net cash used in financing activities was $91.0 million compared to $187.3 million in fiscal 2015. The year over year decrease in cash used was primarily due to proceeds from long-term debt of $265.0 million, offset by an increase in cash used in share repurchases of $100.6 million, lower proceeds and tax benefits from stock options exercised of $25.4 million, and an increase in payments of regular quarterly dividends of $7.7 million. The proceeds from long-term debt related to additional borrowings under our previous credit agreement used to fund our acquisition of Portware on October 16, 2015. Cash used in share repurchases increased year over year as we repurchased 1.5 million shares for $232.3 million under the existing share repurchase program and 0.6 million shares for $120.0 million related to the ASR Agreement entered into in July 2016. We repurchased 1.7 million shares for $252.8 million in fiscal 2015 under the existing share repurchase program. Dividend payments increased as our Board of Directors approved a 13.6% increase in the regular quarterly dividend to $0.50 per share, or $2.00 per share per annum, beginning with the dividend payment in June 2016.

Capital Resources

Capital Expenditures

Capital expenditures were $36.9 million during fiscal 2017, down from $47.7 million a year ago. Approximately $21.4 million, or 58%, of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment. The remainder of our capital expenditures was primarily for the build out of office space including $4.4 million at our Chicago location, $4.4 million at our New York locations and $2.7 million at our India locations.

Capital expenditures were $47.7 million during fiscal 2016, up from $25.7 million in fiscal 2015. Approximately $27.7 million, or 58%, of our capital expenditures related to the build out of office space including $15.1 million at our New York location, $3.9 million at our Chicago location and $1.4 million at our corporate headquarters in Norwalk. The remainder of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment.

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at August 31, 2017. During fiscal 2017 and 2016, we paid approximately $8.4 million and $3.1 million, respectively, in interest on our outstanding Loan amounts. The principal balance is payable in full on the maturity date.

As of August 31, 2017, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement. In fiscal 2017, FactSet incurred approximately $0.4 million in legal costs to draft and review the 2017 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense over the term of the loan using the effective interest method.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the 2017 Credit Agreement as of August 31, 2017.

As of August 31, 2017, the fair value of our long-term debt was $575.0 million, which we believe approximates carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.9 million of standby letters of credit have been issued in connection with various current leased office spaces as of August 31, 2017. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2017 and 2016, we were in compliance with all covenants contained in the standby letters of credit.

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

As of August 31, 2017, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be approximately $90 million while our non-U.S. dollar denominated expenses are approximately $300 million, which translates into a net foreign currency exposure of approximately $210 million per year. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 73% of our employees were located as of August 31, 2017. During fiscal 2017, foreign currency movements decreased operating income by $7.1 million, compared to $11.6 million a year ago.

Foreign Currency Hedges

As of August 31, 2017, FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.8 billion.

There were no other outstanding foreign currency forward contracts as of August 31, 2017. A loss on derivatives of $2.9 million was recorded into operating income during fiscal 2017, compared to a loss of $0.5 million in fiscal 2016.

Off-Balance Sheet Arrangements

At August 31, 2017 and 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

In fiscal 2017, we repurchased 1.6 million shares for $252.8 million compared to 1.5 million shares for $232.3 million in fiscal 2016 under the our existing share repurchase program. Over the last 12 months, we have returned $341.9 million to stockholders in the form of share repurchases and dividends, funded by cash generated from operations. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. Including this expansion, $244.1 million is available for future share repurchases as of August 31, 2017.

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

The following table summarizes our significant contractual obligations as of August 31, 2017 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods:

	Payments due by period
(in millions)	2018	2019-2020	2021-2022	2023 and thereafter	Total
Operating lease obligations(1)	$38.1	$63.5	$41.0	$139.1	$281.7
Purchase commitments(2)	74.9	3.6	2.5	—	81.0
Loan outstanding(3)	—	575.0	—	—	575.0
Total contractual obligations by period(4)	$113.0	$642.1	$43.5	$139.1	$937.7

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

(3)	Represents the amount due under the Company’s 2017 Credit Agreement.

(4)

Non-current income taxes payable of $11.5 million and non-current deferred tax liabilities of $24.9 million have been excluded in the table above due to uncertainty regarding the timing of future payments.

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

At August 31, 2017, we leased approximately 1,143,000 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. Including new lease agreements executed during fiscal 2017, our worldwide-leased office space increased by approximately 71,000 square feet, or 7%, from August 31, 2016. This increase was primarily due to leases related to acquisitions completed in fiscal 2017 as well as expanded office space in India, offset by the consolidation of certain other office spaces.

As disclosed earlier in the Capital Resources section of this MD&A, FactSet entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million. In conjunction with the 2017 Credit Agreement, FactSet retired its outstanding loan amount of $365.0 million under the previous credit agreement.

With the exception of the new leases entered into in the ordinary course of business and the 2017 Credit Agreement, there were no other significant changes to our contractual obligations during fiscal 2017.

Dividends

On May 5, 2017, our Board of Directors approved a 12.0% increase in the regular quarterly dividend beginning with the dividend payment on June 2017 which was $0.56 per share, or $2.24 per share per annum. With our dividends and our share repurchases, in the aggregate, we have returned $341.9 million to shareholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors we considered relevant and is subject to final determination by our Board of Directors.

During fiscal years 2017 and 2016, our Board of Directors declared the following dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 10, 2017	$0.56	Regular (cash)	August 31, 2017	$21,853	September 19, 2017
May 5, 2017	$0.56	Regular (cash)	May 31, 2017	$21,951	June 20, 2017
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015

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

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, we granted 137,522 performance-based stock options during the second quarter of fiscal 2015. Of the total amount granted, 68,761 performance-based options were eligible to vest if certain Code Red ASV and operating margin targets were achieved over a two-year measurement period ending February 28, 2017. At the conclusion of the measurement period, 70% of the options were deemed eligible to vest, with the remaining options being forfeited. The option holders must remain employed by FactSet through February 28, 2019 in order for the options to vest. As of August 31, 2017, total unamortized stock-based compensation of $0.8 million will be recognized as expense over the remaining vesting period of 1.4 years.

The remaining 68,761 options granted in February 2015 are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. As of August 31, 2017, total unamortized stock-based compensation of $0.4 million will be recognized as expense over the remaining vesting period of 1.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(769)	$—
10%	$(577)	$108
40% (current expectation)	$—	$431
70%	$577	$755
100%	$1,153	$1,078

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2017.

October 2015 and August 2016 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, we granted 530,418 performance-based stock options. In the fourth quarter of fiscal 2017, we modified the vesting of these grants to allow 70% of the options to become eligible to vest, with the remaining options being forfeited. In conjunction with this modification, we recognized a cumulative catch-up adjustment of $1.8 million. The remaining options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date provided the option holders remain employed by FactSet. As of August 31, 2017, total unamortized stock-based compensation of $2.9 million will be recognized as expense over the remaining vesting period of 3.1 years.

We granted 20,911 additional performance-based stock options to Portware employees in the fourth quarter of fiscal 2016 with similar performance conditions. In the fourth quarter of fiscal 2017, FactSet modified the vesting of these grants to allow 70% of the options to become eligible to vest, with the remaining options being forfeited. In conjunction with this modification, FactSet recognized a cumulative catch-up adjustment of $0.1 million. The remaining options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date provided the option holders remain employed by FactSet. As of August 31, 2017, total unamortized stock-based compensation of $0.4 million will be recognized as expense over the remaining vesting period of 3.9 years.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
100%	$338	$2,367

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2017.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	—	—
80%	$237	$6,870
90%	$267	$7,729
100%	$296	$8,588

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2017.

Accrued Compensation

We make significant estimates in determining our accrued compensation. Approximately 15% of our total employee compensation is variable and discretionary. We conduct a final review of Company and departmental individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates on a quarterly basis and adjusts accrual rates as appropriate. As of August 31, 2017 and 2016 the amount of the variable employee compensation recorded within accrued compensation was $39.2 million and $38.2 million, respectively.

Goodwill and Intangible Assets

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we are required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. Our reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which is aligned with how the chief operating decision making group (“CODMG”), composed of the CEO and senior management, manages the business and the demographic markets in which FactSet serves. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The impairment test requires management to make judgments in connection with these reporting units, including assigning assets, liabilities, goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

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

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2017, consistent with previous years, it was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. The carrying value of goodwill as of August 31, 2017 and 2016, was $707.6 million and $452.9 million, respectively.

Our identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into our operations. Depending on the nature of the intangible asset, it is amortized on either a straight-line or an accelerated basis using estimated useful lives ranging from two to twenty years. These useful lives are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. There were no adjustments to the useful lives of intangible assets subject to amortization during any of the periods presented. These intangible assets have no assigned residual values as of August 31, 2017 and 2016.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No indicators of impairment of intangible assets has been identified during any of the periods presented. Our ongoing consideration of the recoverability could result in impairment charges in the future, which could adversely affect our results of operations. The carrying value of intangible assets as of August 31, 2017 and 2016, was $173.5 million and $93.2 million, respectively.

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment if impairment indicators are present, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described here, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets as of August 31, 2017 and 2016, was $100.5 million and $84.6 million, respectively.

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

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities deductions. Our annual effective tax rate was 25.0%, 26.5% and 27.8% in fiscal 2017, 2016 and 2015, respectively.

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

As of August 31, 2017, we had gross unrecognized tax benefits totaling $11.5 million, including $1.5 million of accrued interest, recorded as Taxes Payable (non-current) within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. If recognized, the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the Consolidated Statements of Income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. For this reason, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Approximately 84.1% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but could cause a significant increase in redemption requests. Moreover, extended declines in the equity markets may reduce new fund or client creation, resulting in lower demand for services from investment management clients. Our investment banking clients that perform M&A advisory work, provide capital markets services and equity research, account for approximately 15.9% of our ASV. A significant portion of these revenues relate to services deployed by the largest banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Clients could encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

On June 23, 2016, the United Kingdom (“UK”) held a referendum in which British citizens approved an exit from the European Union (“EU”), commonly referred to as “Brexit.” As a result of the referendum, the global markets and currencies had been adversely impacted, including a sharp decline in the value of the British Pound Sterling as compared to the U.S. dollar at that time. Volatility in exchange rates is expected to continue in the short term as the UK negotiates its exit from the EU. The UK inflation rate has also experienced significant price level increase compared to the past four years. As the negotiation process continues and the timeframe from the initial vote increases, the UK economic performance has been stronger than originally expected. Increased European confidence and UK consumer spending has contributed to the recovery of the economic outlook. In the longer term, as negotiations continue, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we will continue to partner with our clients to help them navigate the fluctuating international markets. Our products, including our datasets such as GeoRev, allow our clients to understand geographic exposure and assess the risks of operating on a global scale so they may make informed business decisions.

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

Business Outlook

The following forward-looking statements reflect our expectations as of September 26, 2017. Given the number of risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

First Quarter Fiscal 2018 Expectations

●	GAAP Revenues are expected to be in the range of $327 million and $333 million.

●	GAAP operating margin is expected to be in the range of 28% and 29%. Adjusted operating margin is expected to be in the range of 31% and 32%.

●	The annual effective tax rate is expected to be in the range of 25% and 26%.

●

GAAP diluted EPS is expected to be in the range of $1.75 and $1.81. Adjusted diluted EPS is expected to be in the range of $1.93 and $1.99. The midpoint of the adjusted EPS range represents 12% growth over the prior year.

Dividend Payment

On August 10, 2017, we declared a regular quarterly dividend of $0.56 per share. The cash dividend of $21.9 million was paid on September 19, 2017, to common stockholders of record on August 31, 2017 using our existing cash generated by operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be approximately $90 million while our non-U.S. dollar denominated expenses are approximately $300 million, which translates into a net foreign currency exposure of approximately $210 million per year. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of August 31, 2017, FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.8 billion.

There were no other outstanding foreign currency forward contracts as of August 31, 2017. A loss on derivatives of $2.9 million was recorded into operating income in fiscal 2017, compared to a loss of $0.5 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2017. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $5.4 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of August 31, 2017, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2017, would result in a decrease in operating income by $20.3 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2017 would increase the fair value of total assets by $69.5 million and equity by $61.9 million.

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

Interest Rate Risk

Cash and Cash Equivalents

The fair market value of our cash and investments at August 31, 2017, was $227.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within our Consolidated Balance Sheet. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt

As of August 31, 2017, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount given its floating interest rate basis and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. During fiscal 2017 we paid $8.4 million in interest on our outstanding Loan amount compared to $3.1 million in the prior year. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in our annual interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management's Statement of Responsibility for Financial Statements

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

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting as of August 31, 2017, and issued a report (see below).

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of FactSet’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission except for the internal controls of BI-SAM Technologies, FactSet Digital Solutions and Vermilion Holdings Limited which (in aggregate) constituted 4.8% of net assets (excluding goodwill and intangible assets) as of August 31, 2017 and 4.5% of revenues for the year then ended. Based on this evaluation, management concluded that FactSet’s internal control over financial reporting was effective as of August 31, 2017. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on FactSet’s internal control over financial reporting, which is included in their report on page 46.

/s/ F. PHILIP SNOW	/s/ MAURIZIO NICOLELLI

F. Philip Snow	Maurizio Nicolelli
Chief Executive Officer	Senior Vice President, Chief Financial Officer
October 30, 2017	October 30, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. as of August 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FactSet Research Systems Inc. at August 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended August 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FactSet Research Systems Inc.'s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 30, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

October 30, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

We have audited FactSet Research Systems Inc.’s internal control over financial reporting as of August 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). FactSet Research Systems Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of BI-SAM Technologies, FactSet Digital Solutions and Vermilion Holdings Limited, which in aggregate, constituted 4.8% of net assets (excluding goodwill and intangible assets) as of August 31, 2017 and 4.5% of revenues for the year then ended. Our audit of internal control over financial reporting of FactSet Research Systems Inc. also did not include an evaluation of the internal control over financial reporting of BI-SAM Technologies, FactSet Digital Solutions and Vermilion Holdings Limited.

In our opinion, FactSet Research Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of August 31, 2017, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FactSet Research Systems Inc. as of August 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended August 31, 2017 of FactSet Research Systems Inc. and our report dated October 30, 2017, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Stamford, Connecticut

October 30, 2017

FactSet Research Systems Inc.

Consolidated Statements of Income

	Years ended August 31,
(In thousands, except per share data)	2017	2016	2015
Revenues	$1,221,179	$1,127,092	$1,006,768
Operating expenses
Cost of services	566,580	487,409	405,339
Selling, general and administrative	302,464	290,007	269,511
Total operating expenses	869,044	777,416	674,850

Operating income	352,135	349,676	331,918

Other (expense) income
(Loss) gain on sale of business	(1,223)	112,453	—
Interest (expense), net of interest income	(6,600)	(1,136)	1,836
Total other (expense) income	(7,823)	111,317	1,836

Income before income taxes	344,312	460,993	333,754
Provision for income taxes	86,053	122,178	92,703
Net income	$258,259	$338,815	$241,051

Basic earnings per common share	$6.55	$8.29	$5.80
Diluted earnings per common share	$6.51	$8.19	$5.71

Basic weighted average common shares	39,444	40,880	41,572
Diluted weighted average common shares	39,642	41,365	42,235

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Comprehensive Income

	Years ended August 31,
(In thousands)	2017	2016	2015
Net income	$258,259	$338,815	$241,051

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	5,017	(857)	(868)
Foreign currency translation adjustments	28,816	(23,644)	(25,263)
Other comprehensive income (loss)	33,833	(24,501)	(26,131)
Comprehensive income	$292,092	$314,314	$214,920

* The unrealized gain (loss) on cash flow hedges disclosed above was net of tax (expense) benefit of ($3,049), $498 and $512 for the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Balance Sheets

	August 31,
(In thousands, except share data)	2017	2016
ASSETS
Cash and cash equivalents	$194,731	$228,407
Investments	32,444	24,217
Accounts receivable, net of reserves of $2,738 and $1,521 at August 31, 2017 and 2016, respectively	148,331	97,797
Prepaid taxes	7,076	—
Deferred taxes	2,668	3,158
Prepaid expenses and other current assets	24,127	15,697
Total current assets	409,376	369,276

Property, equipment and leasehold improvements, net	100,454	84,622
Goodwill	707,560	452,915
Intangible assets, net	173,543	93,161
Deferred taxes	7,412	13,406
Other assets	14,970	5,781
TOTAL ASSETS	$1,413,315	$1,019,161

LIABILITIES
Accounts payable and accrued expenses	$59,214	$45,836
Accrued compensation	61,083	51,036
Deferred fees	47,495	33,247
Deferred taxes	2,382	291
Taxes payable	9,112	7,781
Dividends payable	21,853	20,019
Total current liabilities	201,139	158,210
Long-term debt	575,000	300,000
Deferred taxes	24,892	1,708
Deferred fees	3,921	—
Taxes payable	11,484	8,782
Deferred rent and other non-current liabilities	37,188	33,080
TOTAL LIABILITIES	$853,624	$501,780
Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 51,845,132 and 51,150,978 shares issued; 39,023,032 and 40,038,225 shares outstanding at August 31, 2017 and 2016, respectively	518	512
Additional paid-in capital	741,748	623,195
Treasury stock, at cost: 12,822,100 and 11,112,753 shares at August 31, 2017 and 2016, respectively	(1,606,678)	(1,321,700)
Retained earnings	1,458,823	1,283,927
Accumulated other comprehensive loss	(34,720)	(68,553)
TOTAL STOCKHOLDERS’ EQUITY	$559,691	$517,381
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,413,315	$1,019,161

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Cash Flows

	Years ended August 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$258,259	$338,815	$241,051
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,294	38,052	31,349
Stock-based compensation expense	34,183	29,793	26,371
Loss (gain) on sale of business	1,223	(112,453)	—
Deferred income taxes	4,879	4,528	(969)
Loss (gain) on sale of assets	59	8	(34)
Tax benefits from share-based payment arrangements	(10,331)	(18,205)	(28,948)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(29,503)	(3,541)	(4,300)
Accounts payable and accrued expenses	(2,226)	5,525	8,123
Accrued compensation	6,427	3,961	3,516
Deferred fees	(229)	700	53
Taxes payable, net of prepaid taxes	7,877	30,270	30,437
Prepaid expenses and other assets	(850)	7	(4,523)
Deferred rent and other non-current liabilities	2,331	13,674	4,322
Other working capital accounts, net	132	6	(6)
Net cash provided by operating activities	320,527	331,140	306,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(303,086)	(262,909)	(34,758)
Proceeds from sale of business, net	—	153,137	—
Purchases of investments	(30,757)	(18,137)	(24,264)
Proceeds from sales of investments	23,399	17,241	19,827
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(36,862)	(47,740)	(25,682)
Net cash used in investing activities	(347,306)	(158,408)	(64,877)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(80,898)	(74,218)	(66,551)
Repurchase of common stock	(260,978)	(356,828)	(256,217)
Proceeds from debt	640,000	265,000	35,000
Repayment of debt	(365,000)	—	—
Sale of business	(1,223)	—	—
Debt issuance costs	(438)	(12)	(32)
Proceeds from employee stock plans	50,045	56,851	71,526
Tax benefits from share-based payment arrangements	10,331	18,205	28,948
Net cash used in financing activities	(8,161)	(91,002)	(187,326)

Effect of exchange rate changes on cash and cash equivalents	1,264	(12,237)	(11,703)
Net (decrease) increase in cash and cash equivalents	(33,676)	69,493	42,536
Cash and cash equivalents at beginning of period	228,407	158,914	116,378
Cash and cash equivalents at end of period	$194,731	$228,407	$158,914

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$74,788	$87,513	$64,750

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$21,853	$20,019	$18,179
Stock issued for acquisition of business	$—	$—	$2,991

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Years ended August 31,
(In thousands)	2017	2016	2015
COMMON STOCK
Balance, beginning of year	$512	$503	$491
Common stock issued for employee stock plans	6	9	12
Balance, end of year	$518	$512	$503

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$623,195	$542,355	$413,754
Common stock issued for employee stock plans	50,039	57,784	72,381
Stock-based compensation expense	34,183	29,793	26,371
Tax benefits from share-based payment arrangements	10,331	18,205	28,948
Accelerated share repurchase	24,000	(24,000)	—
Stock-based compensation adjustment associated with disposition	—	(942)	—
Stock issued for acquisition of business	—	—	901
Balance, end of year	$741,748	$623,195	$542,355

TREASURY STOCK
Balance, beginning of year	$(1,321,700)	$(988,873)	$(734,746)
Repurchases of common stock	(253,131)	(328,283)	(253,076)
Stock issued for acquisition of business	—	—	2,090
Accelerated share repurchase	(24,000)	—	—
Purchases of common stock upon restricted stock vesting	(7,847)	(4,544)	(3,141)
Balance, end of year	$(1,606,678)	$(1,321,700)	$(988,873)

RETAINED EARNINGS
Balance, beginning of year	$1,283,927	$1,021,651	$849,504
Net income	258,259	338,815	241,051
Dividends	(83,363)	(76,539)	(68,904)
Balance, end of year	$1,458,823	$1,283,927	$1,021,651

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(68,553)	$(44,052)	$(17,921)
Foreign currency translation adjustments	28,816	(23,644)	(25,263)
Net unrealized gain (loss) on cash flow hedges, net of tax	5,017	(857)	(868)
Balance, end of year	$(34,720)	$(68,553)	$(44,052)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$517,381	$531,584	$511,082
Net income	258,259	338,815	241,051
Common stock issued for employee stock plans	50,045	57,793	72,393
Purchases of common stock upon restricted stock vesting	(7,847)	(4,544)	(3,141)
Stock-based compensation expense	34,183	29,793	26,371
Tax benefits from share-based payment arrangements	10,331	18,205	28,948
Repurchases of common stock	(253,131)	(352,283)	(253,076)
Foreign currency translation adjustments	28,816	(23,644)	(25,263)
Stock-based compensation adjustment associated with disposition	—	(942)	—
Stock issued for acquisition of business	—	—	2,991
Net unrealized (loss) gain on cash flow hedges, net of tax	5,017	(857)	(868)
Dividends	(83,363)	(76,539)	(68,904)
Balance, end of year	$559,691	$517,381	$531,584

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) provides integrated financial information and analytical applications for the global investment community. The Company delivers insight and information to financial investment professionals through its analytics, service, content, and technology. By integrating comprehensive datasets and analytics across asset classes with client data, FactSet supports the workflow of both buy-side and sell-side clients. These professionals include portfolio managers, wealth managers, research and performance analysts, risk managers, research professionals, investment bankers, and fixed income professionals. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, wireless and off-platform solutions. The Company’s wide application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

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

Revenue Recognition

The majority of the Company’s revenues are derived from subscriptions to services such as workstations (also referred to as users), content and applications. The majority of clients are invoiced monthly to reflect the actual services provided. The remaining clients are invoiced quarterly, annually or biannually in advance. Subscription revenue is earned each month as the service is rendered to clients on a monthly basis. FactSet recognizes revenue when the client subscribes to FactSet services, the service has been rendered and earned during the month, the amount of the subscription is fixed or determinable based on established rates quoted on an annualized basis and collectability is reasonably assured. A provision for billing adjustments and cancellation of services is estimated and accounted for as a reduction to revenue, with a corresponding reduction to accounts receivable.

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Balance Sheets as Accounts receivable, net of reserves. Amounts invoiced in advance of client payments that are in excess of earned subscription revenues are reflected on the Consolidated Balance Sheet as Deferred fees. As of August 31, 2017, the amount of accounts receivable that was unbilled totaled $5.3 million, which was billed in fiscal 2018.

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $2.7 million and $1.5 million was recorded as of August 31, 2017 and 2016, respectively, within the Consolidated Balance Sheets as a reduction to accounts receivable.

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

Research and Product Development Costs

FactSet does not have a separate research and product development department, but rather the Product Development and Engineering departments work closely with the Sales function to identify areas of improvement with the goal of providing increased value to clients. As such, research and product development costs relate to the salary and benefits for the Company’s product development, software engineering and technical support staff and, as such, these costs are expensed when incurred within cost of services as employee compensation. The Company expects to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and meet the needs of its clients efficiently. FactSet incurred $215.0 million of research and product development costs during fiscal 2017, which was comparable to its spend on similar development during fiscal years 2016 and 2015 respectively.

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

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) and certificates of deposit are classified as Level 2. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2017 or 2016.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and corporate money market funds with original maturities of three months or less and are reported at fair value. The Company’s corporate money market funds are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Investments

Investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments (short-term) on the Consolidated Balance Sheets. These certificates of deposit are held for investment and are not debt securities. Investments also include mutual funds, which FactSet may withdraw from at any time, as such, they are presented as Investments (short-term) on the Consolidated Balance Sheets. The Company’s investments are associated with its purchase of certificates of deposits in India with maturities of less than twelve months from the date of purchase. Interest income earned from these investments during fiscal 2017, 2016 and 2015 were $1.6 million, $1.6 million and $2.0 million, respectively. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2017 and 2016.

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

Goodwill

The Company is required to test goodwill for impairment annually, or more frequently if impairment indicators occur. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. FactSet has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2017, consistent with the timing of previous years, and concluded that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value.

Intangible Assets

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into the Company’s operations. Depending on the nature of the intangible asset, the identifiable intangible assets are amortized on either a straight-line or an accelerated basis using estimated useful lives ranging between two and twenty years. The remaining useful lives of intangible assets subject to amortization are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. These intangible assets have no assigned residual values. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold and use is based on the amount the carrying value exceeds the fair value of the asset. No indicators of impairment of intangible assets has been identified during any of the fiscal years presented.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Approximately 15% of the Company’s employee incentive compensation programs are discretionary. At the end of each fiscal year, FactSet conducts a final review of both Company and individual performance within each department to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2017 and 2016, was $39.2 million and $38.2 million, respectively.

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

Foreign Currency Translation

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Japanese Yen, Indian Rupee and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in AOCL as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $38.5 million and $67.3 million at August 31, 2017 and 2016, respectively.

Income and Deferred Taxes

Income tax expense is based on taxable income determined in accordance with currently enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. FactSet recognizes the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, FactSet accrues interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements. As of August 31, 2017, the Company had gross unrecognized tax benefits totaling $11.5 million, including $1.5 million of accrued interest, recorded as Taxes Payable (non-current) on the Consolidated Balance Sheet.

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

New Accounting Standards or Updates Recently Adopted

As of the beginning of fiscal 2017, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the last three fiscal years that had a material impact on the consolidated financial statements.

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates which provide clarified principles for recognizing revenue arising from contracts with clients and supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These accounting standard updates will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption in fiscal 2018 permitted and allow for either full retrospective or modified retrospective adoption. The Company is currently evaluating the impact of these accounting standard updates on its consolidated financial statements including the method of adoption.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred taxes on the balance sheet. The accounting standard update will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance is effective for FactSet beginning in the first quarter of fiscal 2018. The accounting standard update is a change in balance sheet presentation only and, as such, the Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements

Recognition and Measurement of Financial Assets and Financial Liabilities

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

Share-Based Payments

In March 2016, the FASB issued an accounting standard update which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flow. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2018. The Company believes that the adoption of this accounting standard will increase the volatility within our provision for income taxes, as all excess tax benefits or deficiencies related to share-based payments that were previously reported within equity will now be recognized in the statement of income. In addition, excess tax benefits were historically reflected as a financing activity in the statements of cash flows, and after adoption, will be included within operating activities. Share-based payment expense will continue to reflect estimated forfeitures of share-based payment awards. The Company is unable to quantify the impact on the adoption of this standard in fiscal 2018 due to the amount of variables that impact the calculation of the excess tax benefits, including the future stock price of FactSet and the volume of employee stock option exercises.

In May 2017, the FASB issued an accounting standard update, which amends the scope of modification accounting for share-based payment arrangements. The guidance focuses on changes to the terms or conditions of share-based payment awards that would require the application of modification accounting and specifies that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

Goodwill Impairment Test

In January 2017, the FASB issued an accounting standard update which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2021, with early adoption permitted for any impairment tests performed after January 1, 2017 and is not expected to have a material impact on the Company.

Hedge Accounting Simplification

In August 2017, the FASB issued an accounting standard update to reduce the complexity of and simplify the application of hedging accounting. The guidance refines and expands hedge accounting for both financial and nonfinancial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of August 31, 2017, have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2017 or 2016.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2017 and 2016:

	Fair Value Measurements at August 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$26,677	$—	$—	$26,677
Mutual Funds (2)	—	18,364	—	18,364
Certificates of deposit (3)	—	14,080	—	14,080
Derivative instruments (4)	—	6,142	—	6,142
Total assets measured at fair value	$26,677	$38,586	$—	$65,263

Liabilities
Derivative instruments (4)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at August 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$92,765	$—	$—	$92,765
Certificates of deposit (3)	—	24,217	—	24,217
Derivative instruments (4)	—	869	—	869
Total assets measured at fair value	$92,765	$25,086	$—	$117,851

Liabilities
Derivative instruments (4)	$—	$2,791	$—	$2,791
Total liabilities measured at fair value	$—	$2,791	$—	$2,791

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During fiscal 2017 and 2016, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of August 31, 2017 and 2016, the fair value of the Company’s long-term debt was $575.0 million and $300.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of AOCL and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during fiscal 2017 or 2016, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of August 31, 2017, FactSet maintained foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in thousands, in U.S. dollars)	August 31, 2017	August 31, 2016	August 31, 2017	August 31, 2016
British Pound Sterling	$—	$33,280	$—	$(2,791)
Indian Rupee	51,000	58,410	6,142	869
Total	$51,000	$91,690	$6,142	$(1,922)

As of August 31, 2017, the gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.8 billion.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments:

Designation of Derivatives (in thousands)	Balance Sheet Location	August 31, 2017	August 31, 2016
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$3,796	$163
	Other assets	$2,346	$706
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$—	$2,791
	Deferred rent and other non-current liabilities	$—	$—

All derivatives were designated as hedging instruments as of August 31, 2017 and 2016, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the each of the three fiscal years ended August 31,

(in thousands):	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)			Location of Loss Reclassified from	Loss Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2017	2016	2015	AOCL into Income (Effective Portion)	2017	2016	2015
Foreign currency forward contracts	$5,183	$(1,806)	$(1,939)	SG&A	$(2,883)	$(451)	$(559)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of August 31, 2017, FactSet estimates that $3.8 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of August 31, 2017 and 2016, there were no net settlements recorded on Consolidated Balance Sheets.

6. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income during the fiscal years ended August 31, 2017, 2016 and 2015 are as follows:

	August 31, 2017		August 31, 2016		August 31, 2015
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$28,816	$28,816	$(23,644)	$(23,644)	$(25,263)	$(25,263)
Realized loss on cash flow hedges reclassified to earnings (1)	2,883	1,813	451	284	559	352
Unrealized gain (loss) on cash flow hedges recognized in AOCL	5,183	3,204	(1,806)	(1,141)	(1,939)	(1,220)
Other comprehensive (loss) income	$36,882	$33,833	$(24,999)	$(24,501)	$(26,643)	$(26,131)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	August 31, 2017	August 31, 2016
Accumulated unrealized losses on cash flow hedges, net of tax	$3,802	$(1,215)
Accumulated foreign currency translation adjustments	(38,522)	(67,338)
Total accumulated other comprehensive loss	$(34,720)	$(68,553)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of executives who directly report to the CEO, comprising the Chief Financial Officer, Chief Operating Officer, Global Head of Sales and Client Solutions, General Counsel, and Chief Human Resources Officer. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated among the operating segments based on actual results.

FactSet’s operating segments are aligned with how the Company, including its CODMG, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; the U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments that provide global financial and economic information to investment managers, investment banks and other financial services professionals. The U.S. segment services investment professionals including financial institutions throughout the Americas. The European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively. The accounting policies of the segments are the same as those described in the Note 3, Summary of Significant Accounting Policies.

The European segment maintains office locations in Bulgaria, Dubai, England, France, Germany, Italy, Latvia, the Netherlands, Spain, and Switzerland. The Asia Pacific segment has office locations in Australia, Hong Kong, India, Japan, and Singapore. Segment revenues reflect direct sales to clients based in their respective geographic locations. There are no intersegment or intercompany sales of FactSet services. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses.

Expenditures associated with the Company’s data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $707.6 million of goodwill reported by the Company at August 31, 2017, 54% was recorded in the U.S. segment, 45% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) Year Ended August 31, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$784,146	$330,332	$106,701	$1,221,179
Segment operating profit	137,104	153,676	61,355	352,135
Total assets	703,941	609,368	100,006	1,413,315
Depreciation and amortization	35,244	9,837	3,213	48,294
Stock-based compensation	30,247	3,320	616	34,183
Capital expenditures	29,561	2,385	4,916	36,862

Year Ended August 31, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$755,492	$277,682	$93,918	$1,127,092
Segment operating profit	165,251	131,410	53,015	349,676
Total assets	654,796	279,864	84,501	1,019,161
Depreciation and amortization	31,529	4,220	2,303	38,052
Stock-based compensation	25,776	3,459	558	29,793
Capital expenditures	38,631	4,092	5,017	47,740

Year Ended August 31, 2015	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$678,774	$251,522	$76,472	$1,006,768
Segment operating profit	172,980	116,310	42,628	331,918
Total assets	427,990	239,689	68,992	736,671
Depreciation and amortization	23,645	5,135	2,569	31,349
Stock-based compensation	23,006	2,991	374	26,371
Capital expenditures	22,459	460	2,763	25,682

GEOGRAPHIC INFORMATION - The following table sets forth information for those countries that are 10% or more of revenues:

	Years ended August 31,
(in thousands)	2017	2016	2015
Revenues(1)
United States	$784,146	$755,492	$678,774
United Kingdom	163,732	154,902	144,769
All other European countries	166,600	122,780	106,753
Asia Pacific	106,701	93,918	76,472
Total revenues	$1,221,179	$1,127,092	$1,006,768

(1)	Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area:

	At August 31,
(in thousands)	2017	2016	2015
Long-lived Assets(1)
United States	$79,299	$70,646	$49,923
United Kingdom	6,012	5,772	3,655
All other European countries	6,306	1,018	1,322
Asia Pacific	8,837	7,186	4,364
Total long-lived assets	$100,454	$84,622	$59,264
(1)	Long-lived assets consist of property, equipment and leasehold improvements, net of accumulated depreciation and amortization and exclude goodwill, intangible assets, deferred taxes and other assets.

8. BUSINESS COMBINATIONS

BISAM

On March 17, 2017, FactSet acquired BI-SAM Technologies (“BISAM”) for a total purchase price of $217.6 million. BISAM is a global provider of portfolio performance and attribution, multi-asset risk, GIPS composites management and reporting. BISAM’s product offerings include B-One, BISAM’s cross-asset solution, which will serve as a complement to both FactSet’s portfolio analytics suite and client reporting solutions, and Cognity, which enhances FactSet’s risk analysis for derivatives and quantitative portfolio construction. These factors contributed to a purchase price in excess of fair value of BISAM’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, BISAM employed over 160 employees based primarily in its New York, Boston, Paris, London and Sofia offices. Total transaction costs related to the acquisition were $3.2 million in fiscal 2017 and were recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statements of Income.

Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the fourth quarter of fiscal 2017. There were no significant adjustments between the preliminary and final allocation. The total purchase price was allocated to BISAM’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition.

(in thousands)
Tangible assets acquired	$27,583
Amortizable intangible assets
Software technology	18,261
Client relationships	37,597
Trade name	741
Goodwill	173,898
Total assets acquired	$258,080
Liabilities assumed	(40,443)
Net assets acquired	$217,637

Intangible assets of $56.6 million have been allocated to amortizable intangible assets consisting of client relationships, amortized over 16 years using an accelerated amortization method; software technology, amortized over five years using a straight-line amortization method; and a trade name, amortized over four years using a straight-line amortization method.

Goodwill totaling $173.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the BISAM acquisition is included in the US and European segments and is not deductible for income tax purposes. The results of operations of BISAM have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on March 17, 2017. Pro forma information has not been presented because the effect of the BISAM acquisition is not material to the Company’s consolidated financial results.

Vermilion

On November 8, 2016, FactSet acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $67.9 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a growing area of the market as regulatory requirements rise and with the acquisition of Vermilion and its Vermilion Reporting Suite (“VRS”), FactSet now offers a workflow around all elements of the client reporting process, which it expects will expand as investors grow increasingly sophisticated. This factor contributed to a purchase price in excess of fair value of Vermilion’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices. Total transaction costs related to the acquisition were $0.7 million in fiscal 2017 and recorded within SG&A expenses in the Consolidated Statements of Income.

Allocation of the purchase price to the assets acquired and liabilities assumed was finalized during the third quarter of fiscal 2017. There were no significant adjustments between the preliminary and final allocation. The total purchase price was allocated to Vermilion’s net tangible and intangible assets based upon their estimated fair value as of the date of acquisition. Based upon the purchase price and the valuation, the allocation is as follows:

(in thousands)
Tangible assets acquired	$7,916
Amortizable intangible assets
Software technology	10,916
Client relationships	5,954
Non-compete agreements	806
Trade name	571
Goodwill	51,157
Total assets acquired	$77,320
Liabilities assumed	(9,434)
Net assets acquired	$67,886

Intangible assets of $18.2 million have been allocated to amortizable intangible assets consisting of client relationships, amortized over 15 years using an accelerated amortization method; software technology, amortized over six years using a straight-line amortization method; non-compete agreements, amortized over three years using a straight-line amortization method; and a trade name, amortized over four years using a straight-line amortization method.

Goodwill totaling $51.2 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the Vermilion acquisition is included in the European segment and is not deductible for income tax purposes. The results of operations of Vermilion have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on November 8, 2016. Pro forma information has not been presented because the effect of the Vermilion acquisition is not material to the Company’s consolidated financial results.

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

9. DISPOSITIONS

During the third quarter of fiscal 2016, the Company entered into a definitive stock purchase agreement (the “Purchase Agreement”) pursuant to which the Company agreed to sell its market research business, consisting of Market Metrics LLC and Matrix-Data Limited (collectively “Market Metrics” or the “disposal group”) and associated assets (the “Transaction”). On July 1, 2016, FactSet completed the Transaction and received $165.0 million in cash, less estimated working capital and certain adjustments set forth in the Purchase Agreement, including a $9.7 million bonus adjustment amount. The Company recognized a pre-tax gain on the sale of $112.5 million in fourth quarter of fiscal 2016, which is recorded within other (expense) income in the Consolidated Statements of Income. In the second quarter of fiscal 2017, the Company finalized the working capital adjustment and recognized a pre-tax loss of $1.2 million within other (expense) income in the Consolidated Statements of Income.

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

10. GOODWILL

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2017 and 2016 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2015	$211,869	$93,725	$2,693	$308,287
Acquisitions and other adjustments	187,352	—	—	187,352
Disposition	(31,741)	(665)	—	(32,406)
Foreign currency translations	—	(10,780)	462	(10,318)
Balance at August 31, 2016	$367,480	$82,280	$3,155	$452,915
Acquisitions and other adjustments	19,355	216,047	—	235,402
Foreign currency translations	—	19,432	(189)	19,243
Balance at August 31, 2017	$386,835	$317,759	$2,966	$707,560

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2017, consistent with the timing of previous years, at which time it was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. During fiscal 2017 the Company acquired goodwill of $235.4 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets from acquisitions completed in fiscal 2017.

11. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of the Company’s acquired intangible assets at August 31, 2017 was 11.5 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There were no changes to the estimate of the remaining useful lives during fiscal years 2017, 2016 and 2015. Amortizable intangible assets are tested for impairment, if indicators are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

During fiscal 2017, $93.2 million of intangible assets were acquired with a weighted average useful life of 11.5 years. The details of the intangible assets acquired during fiscal 2017 are outlined as follows:

Acquired Intangible Assets Allocation (in thousands)	Amortization Period (years)	Acquisition Cost

Client relationships	16.1	$50,152
Software technology	6.3	40,826
Non-compete agreements	3.1	862
Trade name	4.0	1,354
Total	11.5	$93,194

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At August 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Data content	$34,116	$18,899	$15,217
Client relationships	99,779	22,339	77,440
Software technology	105,963	30,889	75,074
Non-compete agreements	4,833	1,518	3,315
Trade names	4,080	1,583	2,497
Total	$248,771	$75,228	$173,543

At August 31, 2016 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Data content	$34,167	$16,758	$17,409
Client relationships	45,185	16,480	28,705
Software technology	62,560	20,545	42,015
Non-compete agreements	4,344	1,118	3,226
Trade names	2,728	922	1,806
Total	$148,984	$55,823	$93,161

Amortization expense recorded for intangible assets during fiscal years 2017, 2016 and 2015 was $19.9 million, $14.8 million and $8.2 million, respectively. As of August 31, 2017, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense

2018	$24,475
2019	23,634
2020	22,978
2021	21,404
2022	19,081
Thereafter	61,971
Total	$173,543

12. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	August 31,
(in thousands)	2017	2016
Leasehold improvements	$113,760	$103,238
Computers and related equipment	138,195	110,661
Furniture and fixtures	42,532	39,375
Subtotal	$294,487	$253,274
Less accumulated depreciation and amortization	(194,033)	(168,652)
Property, equipment and leasehold improvements, net	$100,454	$84,622

Depreciation expense was $28.0 million, $23.3 million and $23.1 million for fiscal years 2017, 2016 and 2015, respectively.

13. COMMON STOCK AND EARNINGS PER SHARE

On May 5, 2017, FactSet’s Board of Directors approved a 12.0% increase in the regular quarterly dividend from $0.50 to $0.56 per share, or $2.24 per share per annum.

Shares of common stock outstanding were as follows:

	Years ended August 31,
(in thousands)	2017	2016	2015
Balance, beginning of year (September 1)	40,038	41,317	41,793
Common stock issued for employee stock plans	693	823	1,213
Repurchase of common stock from employees(1)	(50)	(28)	(23)
Repurchase of common stock under the share repurchase program	(1,555)	(1,478)	(1,666)
Repurchase of common stock under accelerated share repurchase agreement	(103)	(596)	—
Balance, end of year (August 31)	39,023	40,038	41,317
(1)

For fiscal 2017, 2016 and 2015, the Company repurchased 49,771, 27,625 and 23,192 shares, or $7.8 million, $4.5 million and $3.1 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted EPS computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the year ended August 31, 2017
Basic EPS
Income available to common stockholders	$258,259	39,444	$6.55
Diluted EPS
Dilutive effect of stock options and restricted stock		198
Income available to common stockholders plus assumed conversions	$258,259	39,642	$6.51
For the year ended August 31, 2016
Basic EPS
Income available to common stockholders	$338,815	40,880	$8.29
Diluted EPS
Dilutive effect of stock options and restricted stock		485
Income available to common stockholders plus assumed conversions	$338,815	41,365	$8.19
For the year ended August 31, 2015
Basic EPS
Income available to common stockholders	$241,051	41,572	$5.80
Diluted EPS
Dilutive effect of stock options and restricted stock		663
Income available to common stockholders plus assumed conversions	$241,051	42,235	$5.71

Dilutive potential common shares consist of stock options and unvested restricted stock. There were 704,786, 507,658 and 88,090 stock options excluded from the fiscal 2017, 2016 and 2015 calculations of diluted EPS, respectively, because their inclusion would have been anti-dilutive.

As of August 31, 2017, 2016 and 2015, 415,061, 782,843 and 478,945, respectively, performance-based stock options were excluded from the calculation of diluted EPS. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria is considered probable of being met.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

At August 31, 2017 and 2016, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At August 31, 2017 and 2016, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 51,845,132 and 51,150,978 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At August 31, 2017 and 2016, there were 12,822,100 and 11,112,753 shares of treasury stock (at cost) outstanding, respectively. As a result, 39,023,032 and 40,038,225 shares of FactSet common stock were outstanding at August 31, 2017 and 2016, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During fiscal 2017, the Company repurchased 1,554,822 shares for $252.8 million. During fiscal 2016, the Company repurchased 1,478,000 shares for $232.3 million.

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

On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. At August 31, 2017, $244.1 million remained authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the share repurchase program and it is expected that share repurchases will be paid for using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During fiscal 2017, 132,194 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2017 (less 49,771 shares repurchased from employees at a cost of $7.8 million to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2016, 69,244 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2016 (less 27,625 shares repurchased from employees at a cost of $4.5 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
August 10, 2017	$0.56	Regular (cash)	August 31, 2017	$21,853	September 19, 2017
May 5, 2017	$0.56	Regular (cash)	May 31, 2017	$21,951	June 20, 2017
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016
May 6, 2016	$0.50	Regular (cash)	May 31, 2016	$20,171	June 21, 2016
February 5, 2016	$0.44	Regular (cash)	February 29, 2016	$18,044	March 15, 2016
November 6, 2015	$0.44	Regular (cash)	November 30, 2015	$18,208	December 15, 2015
August 10, 2015	$0.44	Regular (cash)	August 31, 2015	$18,179	September 15, 2015
May 12, 2015	$0.44	Regular (cash)	May 29, 2015	$18,274	June 16, 2015
February 11, 2015	$0.39	Regular (cash)	February 27, 2015	$16,236	March 17, 2015
November 12, 2014	$0.39	Regular (cash)	November 28, 2014	$16,216	December 16, 2014

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

As of August 31, 2017, a total of 3,366,070 stock options were outstanding at a weighted average exercise price of $139.29. Unamortized stock-based compensation of $57.7 million is expected to be recognized as stock-based compensation expense over the remaining vesting period of 3.3 years.

Stock Option Activity

In fiscal years 2017, 2016 and 2015, stock options to purchase 1,026,984, 1,195,649, and 828,652 shares of common stock, respectively, were granted to existing employees and non-employee directors of the Company. These options have a weighted average grant date exercise price of $157.09, $168.14 and $141.79 for fiscal years 2017, 2016 and 2015, respectively.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2014	3,482	$79.67
Granted – non performance-based	677	$140.49
Granted – performance-based	138	$148.52
Granted – non-employee Directors grant	14	$138.48
Exercised	(1,060)	$63.03
Forfeited	(134)	$106.01
Balance at August 31, 2015	3,117	$100.71
Granted – non performance-based	622	$171.18
Granted – performance-based	551	$165.59
Granted – non-employee Directors grant	23	$146.82
Exercised	(681)	$71.52
Forfeited	(268)	$113.70
Balance at August 31, 2016	3,364	$129.54
Granted – non performance-based	713	$152.89
Granted – performance-based	291	$166.29
Granted – non-employee Directors grant	24	$170.24
Exercised	(487)	$86.17
Forfeited	(539)	$160.31
Balance at August 31, 2017	3,366	$139.29

Stock Options Outstanding and Exercisable

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2017 (in thousands, except per share data and the weighted average remaining years of contractual life):

			Outstanding				Exercisable
Range of Exercise Prices Per Share			Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$87.26	-	$92.22	627	4.7	$91.59	$41,122	536	$91.61	$35,146
$94.84	-	$110.31	306	4.9	$99.02	$17,797	240	$97.41	$14,345
$131.31	-	$148.52	540	7.1	$135.46	$11,730	4	$138.48	$75
$150.81	-	$152.28	729	9.1	$152.25	$3,595	20	$152.05	$102
$159.14	-	$170.24	692	8.7	$165.23	$—	27	$164.90	$—
$171.22	-	$175.20	472	8.1	$173.39	$—	91	$175.20	$—
Total Fiscal 2017			3,366	7.4	$139.29	$74,244	918	$105.14	$49,668

Prior Year Amounts		August 31, 2016		August 31, 2015
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	3,364	$129.54	3,117	$100.71
Exercisable at fiscal year end	970	$89.42	1,352	$78.70

The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2017 and 2016 was $49.7 million and $86.0 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $157.18 at August 31, 2017 and the exercise price multiplied by the number of options exercisable as of that date. The weighted average remaining contractual life of stock options exercisable at August 31, 2017 and 2016 was 5.1 years and 4.5 years, respectively. The total pre-tax intrinsic value of stock options exercised during fiscal 2017, 2016 and 2015 was $38.0 million, $60.8 million and $92.7 million, respectively.

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

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, FactSet granted 137,522 performance-based stock options during the second quarter of fiscal 2015. Of the total amount granted, 68,761 performance-based options were eligible to vest if certain Code Red ASV and operating margin targets were achieved over a two-year measurement period ending February 28, 2017. At the conclusion of the measurement period, 70% of the options were deemed eligible to vest, with the remaining options being forfeited. The option holders must remain employed by FactSet through February 28, 2019 in order for the options to vest. As of August 31, 2017, total unamortized stock-based compensation of $0.8 million will be recognized as expense over the remaining vesting period of 1.4 years.

The remaining 68,761 options granted in February 2015 are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. As of August 31, 2017, total unamortized stock-based compensation of $0.4 million will be recognized as expense over the remaining vesting period of 1.4 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(769)	$—
10%	$(577)	$108
40% (current expectation)	$—	$431
70%	$577	$755
100%	$1,153	$1,078

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2017.

October 2015 and August 2016 Performance-based Option Grant Review

In connection with the acquisition of Portware during the first quarter of fiscal 2016, FactSet granted 530,418 performance-based stock options. In the fourth quarter of fiscal 2017, FactSet modified the vesting of these grants to allow 70% of the options to become eligible to vest, with the remaining options being forfeited. In conjunction with this modification, FactSet recognized a cumulative catch-up adjustment of $1.8 million. The remaining options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date provided the option holders remain employed by FactSet. As of August 31, 2017, total unamortized stock-based compensation of $2.9 million will be recognized as expense over the remaining vesting period of 3.1 years.

FactSet granted 20,911 additional performance-based stock options to Portware employees in the fourth quarter of fiscal 2016 with similar performance conditions. In the fourth quarter of fiscal 2017, FactSet modified the vesting of these grants to allow 70% of the options to become eligible to vest, with the remaining options being forfeited. In conjunction with this modification, FactSet recognized a cumulative catch-up adjustment of $0.1 million. The remaining options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date provided the option holders remain employed by FactSet. As of August 31, 2017, total unamortized stock-based compensation of $0.4 million will be recognized as expense over the remaining vesting period of 3.9 years.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
100%	$338	$2,367

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2017.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
80%	$237	$6,870
90%	$267	$7,729
100%	$296	$8,588

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2017.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

In fiscal years 2017, 2016 and 2015, FactSet granted 62,400, 97,319 and 54,862 restricted stock awards to employees of the Company, respectively. These awards have a weighted average grant date fair value of $158.26, $159.64 and $138.23 for fiscal years 2017, 2016 and 2015, respectively.

As of August 31, 2017, a total of 182,175 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $19.1 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.4 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2014	368	$89.77
Granted (restricted stock and stock units)	55	$138.23
Vested(1)	(95)	$70.94
Canceled/forfeited	(15)	$101.04
Balance at August 31, 2015	313	$103.34
Granted (restricted stock and stock units)	97	$159.64
Vested(2)	(69)	$85.04
Canceled/forfeited	(79)	$112.51
Balance at August 31, 2016	262	$126.27
Granted (restricted stock and stock units)	62	$158.26
Vested(3)	(132)	$123.28
Canceled/forfeited	(10)	$130.32
Balance at August 31, 2017	182	$138.62

(1)

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

(2)

The 69,244 restricted stock awards that vested during fiscal 2016 were comprised of: 37,079 of awards relating to restricted stock granted on November 8, 2010 (remaining 40%) and 14,683 restricted stock awards that were granted on April 8, 2013, which cliff vest 20% annually upon the anniversary date of the grant. Additionally, 17,482 awards vested related to other grants.

(3)

The 132,194 restricted stock awards that vested during fiscal 2017 were comprised of: 73,522 of awards relating to restricted stock granted on November 1, 2013, which cliff vested 60% after three years, 17,328 of awards relating to restricted stock granted on October 16, 2015, which vested 20% annually upon the anniversary date of the grant and 30,162 of awards relating to restricted stock granted on October 16, 2015, which were modified to accelerate vest 100% in conjunction with employee severance.  Additionally, 11,182 awards vested related to other grants.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2014	3,222	102
Granted – non performance-based options	(677)	—
Granted – performance-based options	(138)	—
Granted – non-employee Directors grant	—	(14)
Restricted stock awards granted(1)	(137)	—
Share-based awards canceled/forfeited(2)	171	—
Balance at August 31, 2015	2,441	88
Granted – non performance-based options	(622)	—
Granted – performance-based options	(551)	—
Granted – non-employee Directors grant	—	(22)
Restricted stock awards granted(1)	(243)	—
Share-based awards canceled/forfeited(2)	466	—
Balance at August 31, 2016	1,491	66
Granted – non performance-based options	(713)	—
Granted – performance-based options	(291)	—
Granted – non-employee Directors grant	—	(24)
Restricted stock awards granted(1)	(156)	—
Share-based awards canceled/forfeited(2)	566	—
Balance at August 31, 2017	897	42

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

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

During fiscal 2017, employees purchased 75,372 shares as compared to 73,072 shares in fiscal 2016 and 63,265 shares in fiscal 2015. At August 31, 2017, 333,172 shares were reserved for future issuance under the Purchase Plan.

401(k) Plan

The Company established its 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $10.1 million, $9.7 million, and $8.6 million in matching contributions to employee 401(k) accounts during fiscal 2017, 2016 and 2015, respectively.

16. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $34.2 million, $29.8 million and $26.4 million in fiscal 2017, 2016 and 2015, respectively. As of August 31, 2017, $76.9 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.3 years. There was no stock-based compensation capitalized as of August 31, 2017 and 2016, respectively.

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

Q2 2017	61,744 performance-based employee stock options were granted at a weighted average exercise price of $169.16 and a weighted average estimated fair value of $43.81 per share.
Q3 2017	11,604 non performance-based employee stock options were granted at a weighted average exercise price of $163.05 and a weighted average estimated fair value of $42.23 per share.
Q4 2017

29,650 non performance-based employee stock options and 206,417 performance-based employee stock options were granted at a weighted average exercise price of $165.75 and a weighted average estimated fair value of $42.93 per share.

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

The weighted average estimated fair value of employee stock options granted during fiscal 2017, 2016 and 2015 was determined using the binomial model with the following weighted average assumptions:

	2017			2016			2015
Term structure of risk-free interest rate	0.07%	-	2.09%	0.07%	-	2.1%	0.01%	-	2.3%
Expected life (years)	7.4	-	8.1	7.3	-	8.1	5.8	-	9.4
Term structure of volatility	21%	-	30%	21%	-	30%	20%	-	31%
Dividend yield		1.18%			1.09%			1.32%
Weighted average estimated fair value		$40.68			$46.08			$41.87
Weighted average exercise price		$156.77			$168.55			$141.84
Fair value as a percentage of exercise price		25.9%			27.3%			29.5%

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

Fiscal 2017

On January 13, 2017, FactSet granted 23,846 stock options to the Company’s non-employee Directors, including one-time new director grants of 2,104 for both Malcolm Frank and Sheila B. Jordan, who were elected to FactSet’s Board of Directors on December 20, 2016. All of the options granted on January 13, 2017, have a weighted average estimated fair value of $35.65 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

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

Q1 2017	5,084 shares of restricted stock were granted at a weighted average estimated fair value of $151.63 per share.
Q2 2017	7,843 shares of restricted stock were granted at a weighted average estimated fair value of $161.31 per share.
Q3 2017	No restricted stock granted.
Q4 2017	49,473 shares of restricted stock were granted at a weighted average estimated fair value of $158.46 per share.
Q1 2016	93,120 shares of restricted stock were granted at a weighted average estimated fair value of $159.46 per share.
Q2 2016	No restricted stock granted.

Q3 2016	255 shares of restricted stock were granted at a weighted average estimated fair value of $146.20 per share.
Q4 2016	3,944 shares of restricted stock were granted at a weighted average estimated fair value of $164.77 per share.
Q1 2015	10,225 shares of restricted stock were granted at a weighted average estimated fair value of $127.58 per share.
Q2 2015	38,088 shares of restricted stock were granted at a weighted average estimated fair value of $137.83 per share.
Q3 2015	845 shares of restricted stock were granted at a weighted average estimated fair value of $152.77 per share.
Q4 2015	5,704 shares of restricted stock were granted at a weighted average estimated fair value of $157.84 per share.

Employee Stock Purchase Plan Fair Value Determinations

During fiscal 2017, employees purchased 75,372 shares at a weighted average price of $136.34 compared to 73,072 shares at a weighted average price of $131.14 in fiscal 2016 and 63,265 shares at a weighted average price of $122.76 in fiscal 2015. Stock-based compensation expense recorded during fiscal 2017, 2016 and 2015 relating to the employee stock purchase plan was $2.1 million, $1.9 million and $1.5 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during fiscal years 2017, 2016 and 2015, were $28.16, $26.87 and $24.05 per share, respectively, with the following weighted average assumptions:

	2017	2016	2015
Risk-free interest rate	0.69%	0.22%	0.03%
Expected life (months)	3	3	3
Expected volatility	8.6%	10.7%	16.3%
Dividend yield	1.25%	1.18%	1.15%

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Years ended August 31,
(in thousands)	2017	2016	2015
U.S. operations	$218,650	$353,434	$263,411
Non-U.S. operations	125,662	107,559	70,343
Income before income taxes	$344,312	$460,993	$333,754

U.S. operations	$65,403	$106,671	$88,147
Non-U.S. operations	20,650	15,507	4,556
Total provision for income taxes	$86,053	$122,178	$92,703
Effective tax rate	25.0%	26.5%	27.8%

The components of the provision for income taxes consist of the following:

	Years ended August 31,
(in thousands)	2017	2016	2015
Current
U.S. federal	$58,057	$97,703	$82,885
U.S. state and local	5,659	4,917	4,419
Non-U.S.	17,458	15,030	6,368
Total current taxes	$81,174	117,650	$93,672

Deferred
U.S. federal	$4,320	$3,915	$720
U.S. state and local	(77)	136	123
Non-U.S.	636	477	(1,812)
Total deferred taxes	$4,879	$4,528	$(969)
Total provision for income taxes	$86,053	$122,178	$92,703

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2017		2016		2015

Tax at U.S. Federal statutory tax rate	35.0%		35.0%		35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	1.8		1.5		1.6
Foreign income at other than U.S. rates	(7.0	) (1)	(5.0	) (2)	(3.0)
Domestic production activities deduction	(2.1)		(1.5)		(2.2)
Income tax benefits from R&D tax credits	(3.3)		(3.6)		(2.7)
Income tax benefits from foreign tax credits	(0.3)		(0.2)		(0.3)
Other, net	0.9		0.3		(0.6)
Effective tax rate	25.0%		26.5	% (3)	27.8	% (4)

(1)

Includes a 200 basis point benefit as a result of FactSet’s global realignment. Effective September 1, 2016, FactSet realigned certain aspects of its global operations from FactSet Research Systems Inc., its U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better position the Company to serve its growing client base outside the U.S. This realignment allows the Company to further implement strategic corporate objectives and helps achieve operational and financial efficiencies, while complementing FactSet’s increasing global growth and reach.

(2)	Includes a portion of the gain from the sale of the Market Metrics business that was not taxable in the UK

(3)

The fiscal 2016 effective tax rate of 26.5% includes income tax benefits of $10.5 million primarily from the permanent reenactment of the U.S. Federal R&D Tax Credit (the “R&D tax credit”) in December 2015, finalizing the fiscal 2015 tax returns and other discrete items. The reenactment of the R&D tax credit was retroactive to January 1, 2015, and eliminates the yearly uncertainty surrounding the extension of the credit.

(4)

The fiscal 2015 effective tax rate of 27.8% includes income tax benefits of $8.8 million primarily from the reenactment of the R&D tax credit in December 2014, finalizing the fiscal 2014 tax returns and other discrete items.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded within the Consolidated Balance Sheets were as follows:

	At August 31,
(in thousands)	2017	2016
Current
Receivable reserve	$811	$531
Deferred rent	1,321	1,022
Other	536	1,605
Net current deferred tax assets	$2,668	$3,158
Non-current
Depreciation on property, equipment and leasehold improvements	$2,220	$5,194
Deferred rent	10,294	9,626
Stock-based compensation	20,117	19,927
Purchased intangible assets, including acquired technology	(32,742)	(24,645)
Other	7,523	3,304
Net non-current deferred tax assets	$7,412	$13,406
Total deferred tax assets	$10,080	$16,564

The significant components of deferred tax liabilities that are recorded within the Consolidated Balance Sheets were as follows:

	At August 31,
(in thousands)	2017	2016
Current
Other	$2,382	$291
Net current deferred tax liabilities	$2,382	$291
Non-current
Stock-based compensation	$(815)	$—
Purchased intangible assets, including acquired technology	26,231	1,666
Other	(524)	42
Net non-current deferred tax liabilities	$24,892	$1,708
Total deferred tax liabilities	$27,274	$1,999

No U.S. income taxes have been provided on filing-basis undistributed foreign earnings and profits of $223.6 million as of August 31, 2017, as FactSet plans to permanently reinvest these amounts and use the earnings to fund non-U.S. operations and working capital needs as well as facilities overseas. These needs include, but are not limited to, capital expenditures and acquisitions intended to further FactSet’s global growth strategy. At each reporting period, FactSet assesses its position with regard to undistributed foreign earnings of its subsidiaries. To the extent that earnings can no longer be indefinitely reinvested, the Company will accrue the tax impact, if any, attributable to those earnings, including the impact of foreign tax credits, at such time. If such earnings are repatriated, additional tax expense may result, although the flexibility inherent in the U.S. Internal Revenue Code may permit the ultimate distribution to be tax-free depending on the nature of the distribution. Therefore the Company does not believe it is practicable to estimate, with reasonable accuracy, the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the many factors and assumptions necessary to estimate the amount of the federal income tax that may be payable in the future on the undistributed earnings.

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

As of August 31, 2017, the Company had gross unrecognized tax benefits totaling $11.5 million, including $1.5 million of accrued interest, recorded as Taxes Payable (non-current) on the Consolidated Balance Sheet. As of August 31, 2016, the Company had gross unrecognized tax benefits totaling $8.8 million, including $1.3 million of accrued interest, recorded as Taxes Payable (non-current) on the Consolidated Balance Sheet. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized interest charges of less than $0.2 million in each of the fiscal years ended August 31, 2017, 2016 and 2015, respectively.

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

The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized income tax benefits at August 31, 2014	$5,501
Additions based on tax positions related to the current year	962
Additions for tax positions of prior years	1,122
Statute of limitations lapse	(809)
Unrecognized income tax benefits at August 31, 2015	$6,776
Additions based on tax positions related to the current year	1,779
Additions for tax positions of prior years	1,436
Statute of limitations lapse	(1,209)
Unrecognized income tax benefits at August 31, 2016	$8,782
Additions based on tax positions related to the current year	3,896
Additions for tax positions of prior years	628
Statute of limitations lapse	(1,822)
Unrecognized income tax benefits at August 31, 2017	$11,484

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2017, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2014 through 2017
State (various)	2010 through 2017

Europe
United Kingdom	2014 through 2017
France	2016 through 2017
Germany	2017

18. DEBT

FactSet’s debt obligations consisted of the following:

	At August 31,
(in thousands)	2017	2016
2017 Revolving Credit Facility (maturity date of March 17, 2020)	575,000	—
2015 Revolving Credit Facility (maturity date of September 21, 2018)	$—	$300,000
Total Outstanding Debt	$575,000	$300,000

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at August 31, 2017. During fiscal 2017 and 2016, we paid approximately $8.4 million and $3.1 million in interest on its outstanding debt amounts, respectively. The principal balance is payable in full on the maturity date.

As of August 31, 2017, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement. In fiscal 2017, FactSet incurred approximately $0.4 million in legal costs to draft and review the 2017 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense over the term of the loan using the effective interest method.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the 2017 Credit Agreement as of August 31, 2017.

19. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At August 31, 2017, FactSet leased approximately 1,143,000 square feet of office space under various non-cancelable operating leases which expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of Selling, General & Administrative expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of August 31, 2017 are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments

2018	38,056
2019	35,627
2020	27,834
2021	20,836
2022	20,215
Thereafter	139,099
Total	$281,667

During fiscal 2017, 2016 and 2015, rent expense (including operating costs) for all operating leases amounted to $48.4 million, $43.2 million and $38.6 million, respectively. At August 31, 2017 and 2016, deferred rent reported within the Consolidated Balance Sheets totaled $37.4 million and $34.4 million, of which $33.5 million and $31.2 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $1.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of August 31, 2017. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2017 and 2016, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2017 and 2016, the Company had total purchase commitments with suppliers of $81.0 million and $67.5 million, respectively.

Contingencies

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at August 31, 2017, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of FactSet’s cash and investments at August 31, 2017 was $227.2 million. The Company’s cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. The Company’s investments consist of certificates of deposits with original maturities greater than three months, but less than one year and, as such, are classified as Investments within the Consolidated Balance Sheet. It is anticipated that the fair market value of its cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of FactSet’s cash and investment policy. Pursuant to established investment guidelines, the Company tries to achieve high levels of credit quality, liquidity and diversification. Its investment guidelines do not permit FactSet to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because the Company has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and investments have been significantly impacted by current market events.

Debt - As of August 31, 2017, the fair value of FactSet’s long-term debt was $575.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of FactSet’s debt will continue to be immaterially affected by fluctuations in interest rates and it does not believe that the value of its debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. During the years ended August 31, 2017 and 2016, we recorded interest expense of $8.4 million and $3.1 million in interest on our outstanding debt amounts, respectively. Assuming all terms of the Company’s outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in its annual interest expense.

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet performs ongoing credit evaluations of its clients and does not require collateral from its clients. The Company maintains reserves for potential write-offs and these losses have historically been within expectations. No single client represented 10% or more of FactSet's total revenues in any fiscal year presented. At August 31, 2017, the Company’s largest individual client accounted for 2% of total subscriptions and annual subscriptions from the ten largest clients did not surpass 15% of total subscriptions, consistent with August 31, 2016. At August 31, 2017 and 2016, the receivable reserve was $2.7 million and $1.5 million, respectively.

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

21. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for each of the quarterly periods in the years ended August 31, 2017 and 2016. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Fiscal 2017 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$288,063	$294,354	$312,120	$326,642
Cost of services	$127,250	$131,635	$146,426	$161,269
Selling, general and administrative	$70,494	$70,973	$78,052	$82,945
Operating income	$90,319	$91,746	$87,642	$82,428
Net income	$66,583	$66,710	$65,414	$59,552
Diluted earnings per common share(1)	$1.66	$1.68	$1.66	$1.52
Weighted average common shares (diluted)	40,100	39,700	39,457	39,281

(1)	Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the fiscal year.

Fiscal 2016 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$270,504	$281,796	$287,501	$287,291
Cost of services	$114,736	$123,911	$124,602	$124,160
Selling, general and administrative	$68,460	$72,541	$73,609	$75,397
Operating income	$87,308	$85,344	$89,290	$87,734
Net income	$59,965	$67,763	$66,781	$144,306
Diluted earnings per common share(1)	$1.43	$1.63	$1.62	$3.55
Weighted average common shares (diluted)	42,063	41,536	41,189	40,673

(1)	Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the fiscal year.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In fiscal 2017, we acquired BI-SAM Technologies (“BISAM”), FactSet Digital Solutions and Vermilion Holdings Limited (“Vermilion”). Refer to Note 8, Business Combinations, in the Notes to the Consolidated Financial Statements for further discussion of the acquisitions. We are currently in the process of integrating the internal controls and procedures of Vermilion and BISAM into our internal controls over financial reporting. As provided under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations of the Securities and Exchange Commission, we will include the internal controls and procedures of Vermilion and BISAM in our annual assessment of the effectiveness of our internal control over financial reporting for our 2018 fiscal year.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2017, except for the internal controls of BISAM, FactSet Digital Solutions and Vermilion which, in aggregate, constituted 4.8% of net assets (excluding goodwill and intangible assets) and 4.5% of revenues as included in FactSet’s Consolidated Financial Statements for the year ended August 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of August 31, 2017.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 on page 44.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 on page 46.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to FactSet’s directors and nominees, regarding compliance with Section 16(a) of the Securities Act of 1934, and regarding its Audit Committee is included under the captions “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management” and contained in the definitive Proxy Statement dated October 30, 2017, all of which information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to FactSet’s executive officers is included under the caption “Executive Officers” of the Company’s definitive Proxy Statement dated October 30, 2017, all of which information is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its principal executive officer and all members of its finance department, including the principal financial officer and principal accounting officer. This code of ethics, which consists of the “Code of Ethical Conduct for Financial Managers,” is posted on FactSet’s website. The Corporate Governance Guidelines and the charters of committees of its Board of Directors, including the Audit Committee, Compensation and Talent Committee and Nominating and Corporate Governance Committee are also available on FactSet’s website. The Internet address for the Company’s Website is www.factset.com, and the code of ethics may be found in the “Investor Relations” section under “Corporate Governance.” All employees, officers and directors are also subject to FactSet’s “Code of Business Conduct and Ethics,” also posted on the “Corporate Governance” page of the website and the same information is available in print free of charge to any stockholder who submits a written request to the Company’s Investor Relations department at its corporate headquarters at 601 Merritt 7, Norwalk, Connecticut 06851.

The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on its website, at the address and general location specified above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to FactSet’s executive compensation is included under the caption “Executive Compensation” contained in the definitive Proxy Statement dated October 30, 2017, all of which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information,” in the definitive Proxy Statement dated October 30, 2017, all of which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and the information required by this item relating to director independence is included under the caption “Corporate Governance” contained in the definitive Proxy Statement dated October 30, 2017, all of which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 30, 2017, all of which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1.	Consolidated Financial Statements

 The Index to Consolidated Financial Statements under Item 8 on page 44 is incorporated herein by reference as the list of financial statements required as part of this report.

2.	Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

Years ended August 31, 2017, 2016 and 2015 (in thousands):

Receivable reserve and billing adjustments(1)	Balance at Beginning of Year	Charged to Expense/ Against Revenue	Write-offs, Net of Recoveries	Balance at End of Year
2017	$1,521	$3,381	$2,164	$2,738
2016	$1,580	$1,917	$1,976	$1,521
2015	$1,662	$2,268	$2,350	$1,580

(1)	Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenues.

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

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 30, 2017	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ F. PHILIP SNOW	Chief Executive Officer and Director	October 30, 2017
F. Philip Snow	(Principal Executive Officer)

/s/ MAURIZIO NICOLELLI	Senior Vice President, Chief Financial Officer	October 30, 2017
Maurizio Nicolelli	(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY	Vice President, Controller	October 30, 2017
Matthew J. McNulty	(Principal Accounting Officer)

/s/ PHILLIP A. HADLEY	Chairman	October 30, 2017
Philip A. Hadley

/s/ JAMES J. MCGONIGLE	Lead Independent Director	October 30, 2017
James J. McGonigle

/s/ ROBIN A. ABRAMS	Director	October 30, 2017
Robin A. Abrams

/s/ SCOTT A. BILLEADEAU	Director	October 30, 2017
Scott A. Billeadeau

/s/ MALCOLM FRANK	Director	October 30, 2017
Malcolm Frank

/s/ SHEILA B. JORDAN	Director	October 30, 2017
Sheila B. Jordan

/s/ LAURIE SIEGEL	Director	October 30, 2017
Laurie Siegel

/s/ JOSEPH R. ZIMMEL	Director	October 30, 2017
Joseph R. Zimmel