Form 10-Q
period 2017-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2018-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2017

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2017 was 39,023,879.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended November 30, 2017

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2017	2016
Revenues	$329,141	$288,063
Operating expenses
Cost of services	161,524	127,250
Selling, general and administrative	78,519	70,494
Total operating expenses	240,043	197,744
Operating income	89,098	90,319
Other expense	(2,919)	(499)
Income before income taxes	86,179	89,820
Provision for income taxes	15,800	23,237
Net income	$70,379	$66,583
Basic earnings per common share	$1.80	$1.67
Diluted earnings per common share	$1.77	$1.66
Basic weighted average common shares	39,085	39,827
Diluted weighted average common shares	39,680	40,100

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
(In thousands)	2017	2016
Net income	$70,379	$66,583

Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on cash flow hedges*	(476)	447
Foreign currency translation adjustments	8,466	(11,497)
Other comprehensive income (loss)	7,990	(11,050)
Comprehensive income	$78,369	$55,533

*For the three months ended November 30, 2017, the unrealized loss on cash flow hedges was net of tax benefits of $288. For the three months ended November 30, 2016, the unrealized gain on cash flow hedges was net of tax expense of $261.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	November 30, 2017	August 31, 2017
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$221,933	$194,731
Investments	31,677	32,444
Accounts receivable, net of reserves of $2,920 at November 30, 2017 and $2,738 at August 31, 2017	144,848	148,331
Prepaid taxes	—	7,076
Deferred taxes	—	2,668
Prepaid expenses and other current assets	28,554	24,126
Total current assets	427,012	409,376
Property, equipment and leasehold improvements, net	98,731	100,454
Goodwill	712,476	707,560
Intangible assets, net	168,874	173,543
Deferred taxes	6,975	7,412
Other assets	16,534	14,970
TOTAL ASSETS	$1,430,602	$1,413,315

LIABILITIES
Accounts payable and accrued expenses	$67,669	$59,214
Accrued compensation	20,658	61,083
Deferred fees	43,423	47,495
Deferred taxes	—	2,382
Taxes payable	7,948	9,112
Dividends payable	21,902	21,853
Total current liabilities	161,600	201,139
Long-term debt	574,666	575,000
Deferred taxes	25,028	24,892
Deferred fees	4,713	3,921
Taxes payable	9,465	11,484
Deferred rent and other non-current liabilities	36,913	37,188
TOTAL LIABILITIES	$812,385	$853,624
Commitments and contingencies (See Note 17)
STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 52,101,426 and 51,845,132 shares issued; 39,110,080 and 39,023,032 shares outstanding at November 30, 2017 and August 31, 2017, respectively	521	518
Additional paid-in capital	775,509	741,748
Treasury stock, at cost: 12,991,346 and 12,822,100 shares at November 30, 2017 and August 31, 2017, respectively	(1,638,384)	(1,606,678)
Retained earnings	1,507,301	1,458,823
Accumulated other comprehensive loss	(26,730)	(34,720)
TOTAL STOCKHOLDERS’ EQUITY	$618,217	$559,691
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,430,602	$1,413,315

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three months Ended
(in thousands)	November 30, 2017	November 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70,379	$66,583
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,286	10,016
Stock-based compensation expense	7,481	6,385
Deferred income taxes	875	4,907
Loss on sale of assets	17	—
Tax benefits from share-based payment arrangements	—	(5,511)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	3,511	(9,985)
Accounts payable and accrued expenses	8,604	2,043
Accrued compensation	(40,384)	(34,261)
Deferred fees	(3,531)	(3,118)
Taxes payable, net of prepaid taxes	7,401	13,786
Prepaid expenses and other assets	(6,716)	(2,805)
Deferred rent and other non-current liabilities	(845)	3,225
Other working capital accounts, net	65	(152)
Net cash provided by operating activities	61,143	51,113

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(71,689)
Purchases of investments	(6,942)	(16,700)
Proceeds from sales of investments	7,409	19,501
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(5,912)	(12,537)
Net cash used in investing activities	(5,445)	(81,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(21,682)	(19,867)
Repurchases of common stock	(31,706)	(84,860)
Proceeds from debt	—	65,000
Purchase of business	442	—
Proceeds from employee stock plans	22,132	16,685
Tax benefits from share-based payment arrangements	—	5,511
Net cash used by financing activities	(30,814)	(17,531)

Effect of exchange rate changes on cash and cash equivalents	2,318	(7,276)
Net increase (decrease) in cash and cash equivalents	27,202	(55,119)
Cash and cash equivalents at beginning of period	194,731	228,407
Cash and cash equivalents at end of period	$221,933	$173,288

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2017

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. The Company delivers insight and information to investment professionals through its analytics, services, content, and technology. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, web, mobile and off-platform solutions. The Company’s broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, FactSet has continued to expand its solutions across the investment lifecycle from idea generation to performance and client reporting. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The unaudited condensed consolidated financial statements of FactSet and the accompanying notes included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States ("GAAP").  In the opinion of management, the accompanying condensed consolidated financial statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to fairly state our results of operations, financial position and cash flows. The information in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

The Company has evaluated subsequent events through the date that the financial statements were issued.

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the beginning of fiscal 2018, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first three months of fiscal 2018 that had a material impact on the consolidated financial statements.

New Accounting Standards or Updates Recently Adopted

Balance Sheet Classification of Deferred Taxes

During the first quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in November 2015 to simplify the presentation of deferred taxes on the balance sheet. This accounting standard update requires an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the previous guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This accounting standard update is a change to the balance sheet presentation only. The changes have been applied prospectively as permitted by the standard and prior periods have not been restated.

Share-Based Payments

During the first quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in March 2016, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update will increase the volatility within the Company’s provision for income taxes as all excess tax benefits or deficiencies related to share-based payments, that were previously reported within equity, are now recognized in the consolidated statement of income. In addition, this standard changes the classification of excess tax benefits presented in the Company's consolidated statements of cash flows from a financing activity to an operating activity, which has be applied on a prospective basis as permitted by the standard and prior periods have not been restated. Share-based payment expense will continue to reflect estimated forfeitures of share-based payment awards. The adoption of this standard resulted in the recognition of $4.1 million of excess tax benefits to FactSet’s provision for income taxes during the first quarter of fiscal 2018. The recognition of these benefits contributed $0.09 to diluted earnings per share for the three months ended November 30, 2017. The remaining provisions of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates, which provide clarified principles for recognizing revenue arising from contracts with clients and supersede most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These accounting standard updates will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption in fiscal 2018 permitted and allow for either full retrospective or modified retrospective adoption. The Company plans to adopt the standard on September 1, 2018 and is currently evaluating the impact of these accounting standard updates on its consolidated financial statements and the method of adoption.

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

Cash Flow Simplification

In August 2016, the FASB issued an accounting standard update, which simplifies how certain transactions are classified in the statement of cash flows. This includes revised guidance on the cash flow classification of debt prepayments and debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investments. The guidance is intended to reduce diversity in practice across all industries. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Income Taxes on Intra-Entity Transfers of Assets

In October 2016, the FASB issued an accounting standard update, which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance is intended to reduce diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Goodwill Impairment Test

In January 2017, the FASB issued an accounting standard update, which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2021, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of November 30, 2017 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of November 30, 2017 or August 31, 2017.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2017 and August 31, 2017:

	Fair Value Measurements at November 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$47,741	$—	$—	$47,741
Mutual funds (2)	—	20,475	—	20,475
Certificates of deposit (3)	—	11,202	—	11,202
Derivative instruments (4)	—	5,375	—	5,375
Total assets measured at fair value	$47,741	$37,052	$—	$84,793

Liabilities
Derivative instruments (4)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at August 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$26,677	$—	$—	$26,677
Mutual Funds (2)	—	18,364	—	18,364
Certificates of deposit (3)	—	14,080	—	14,080
Derivative instruments (4)	—	6,142	—	6,142
Total assets measured at fair value	$26,677	$38,586	$—	$65,263

Liabilities
Derivative instruments (4)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

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

(4)

The Company utilizes the income approach to measure fair value for its derivative instruments (foreign currency forward contracts). The income approach uses pricing models that rely on market observable inputs such as spot, forward and interest rates, as well as credit default swap spreads and therefore, are classified as Level 2.

The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three months ended November 30, 2017, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only

As of November 30, 2017 and August 31, 2017, the fair value of the Company’s long-term debt was $575 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first three months of fiscal 2018 and 2017, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of November 30, 2017, FactSet maintained the following foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in U.S. dollars)	November 30, 2017	August 31, 2017	November 30, 2017	August 31, 2017
Indian Rupee	43,860	51,000	5,375	6,142
Total	$43,860	$51,000	$5,375	$6,142

As of November 30, 2017, the gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.3 billion.

Counterparty Credit Risk

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities, when applicable. FactSet calculates credit risk from observable data related to credit default swaps (“CDS”) as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. As CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. The Company does not expect any losses as a result of default of its counterparties.

Fair Value of Derivative Instruments

The following table provides the fair value of derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	November 30, 2017	August 31, 2017
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$3,943	$3,796
	Other assets	$1,432	$2,346
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$—	$—

All derivatives were designated as hedging instruments as of November 30, 2017 and August 31, 2017, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2017 and 2016:

(in thousands)	Loss Recognized in AOCL on Derivatives (Effective Portion)		Location of Loss Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2017	2016		2017	2016
Foreign currency forward contracts	$(1)	$(649)	SG&A	$763	$(1,357)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of November 30, 2017, FactSet estimates that approximately $3.9 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2017 and August 31, 2017, there were no net settlements recorded on Consolidated Balance Sheets.

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income and amounts reclassified out of AOCL into earnings during the three months ended November 30, 2017 and 2016 are as follows:

	November 30, 2017		November 30, 2016
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$8,466	$8,466	$(11,497)	$(11,497)
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(763)	(476)	1,357	857
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(1)	—	(649)	(410)
Other comprehensive income (loss)	$7,702	$7,990	$(10,789)	$(11,050)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	November 30, 2017	August 31, 2017
Accumulated unrealized gains on cash flow hedges, net of tax	$3,326	$3,802
Accumulated foreign currency translation adjustments	(30,056)	(38,522)
Total accumulated other comprehensive loss	$(26,730)	$(34,720)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. Financial information at the operating segment level is reviewed jointly by the Chief Executive Officer (“CEO”) and senior management. Senior management consists of certain executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Operating Officer, Chief Technology and Product Officer, Global Head of Sales and Client Solutions, General Counsel and Chief Human Resources Officer. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

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

The U.S. segment services investment professionals including financial institutions throughout the Americas. The European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific region, respectively. The European segment maintains office locations in England, Bulgaria, Dubai, France, Germany, Italy, Latvia, the Netherlands, Spain, and Switzerland. The Asia Pacific segment has office locations in Australia, Hong Kong, India, Japan, the Philippines, Singapore and South Africa. Segment revenues reflect direct sales to clients based in their respective geographic locations. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses.

Expenditures associated with the Company’s data centers, third party data costs and corporate charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $712.5 million of goodwill reported by the Company at November 30, 2017, 54% was recorded in the U.S. segment, 45% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended November 30, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$208,768	$91,727	$28,646	$329,141
Segment operating profit	40,771	32,970	15,357	89,098
Total assets	719,491	603,848	107,263	1,430,602
Capital expenditures	3,545	1,524	843	5,912

For the three months ended November 30, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$190,627	$71,863	$25,573	$288,063
Segment operating profit	40,005	36,584	13,730	90,319
Total assets	698,328	262,523	85,314	1,046,165
Capital expenditures	11,125	491	921	12,537

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

Vermilion

On November 8, 2016, FactSet acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $67.9 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a growing area of the market as regulatory requirements rise; and with the acquisition of Vermilion and its Vermilion Reporting Suite (“VRS”), FactSet now offers a workflow around all elements of the client reporting process, which it expects will expand as investors grow increasingly sophisticated. This factor contributed to a purchase price in excess of fair value of Vermilion’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices. Total transaction costs related to the acquisition were $0.7 million and recorded within SG&A expenses in the Consolidated Statements of Income.

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

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2017 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2017	$386,835	$317,759	$2,966	$707,560
Foreign currency translations	—	5,390	(49)	5,341
Other adjustments	(107)	(318)	—	(425)
Balance at November 30, 2017	$386,728	$322,831	$2,917	$712,476

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at November 30, 2017 was 11.5 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first three months of fiscal 2018. Amortizable intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At November 30, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$35,039	$19,890	$15,149
Client relationships	100,375	24,341	76,034
Software technology	106,610	34,362	72,248
Non-compete agreements	4,875	1,750	3,125
Trade names	4,113	1,795	2,318
Total	$251,012	$82,138	$168,874

At August 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,116	$18,899	$15,217
Client relationships	99,779	22,339	77,440
Software technology	105,963	30,889	75,074
Non-compete agreements	4,833	1,518	3,315
Trade names	4,080	1,583	2,497
Total	$248,771	$75,228	$173,543

Amortization expense recorded for intangible assets was $6.2 million and $3.8 million for the three months ended November 30, 2017 and 2016, respectively. As of November 30, 2017, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2018 (remaining nine months)	$18,533
2019	23,838
2020	23,120
2021	21,589
2022	19,259
Thereafter	62,535
Total	$168,874

11. COMMON STOCK AND EARNINGS PER SHARE

On November 8, 2017, FactSet’s Board of Directors approved a regular quarterly dividend of $0.56 per share, or $2.24 per share per annum. The cash dividend of $21.9 million was paid on December 19, 2017 to common stockholders of record at the close of business on November 30, 2017.

Shares of common stock outstanding were as follows:

	Three Months ended November 30,
(in thousands)	2017	2016
Balance at September 1	39,023	40,038
Common stock issued for employee stock plans	256	310
Repurchase of common stock from employees(1)	(4)	(36)
Repurchase of common stock under the share repurchase program	(165)	(505)
Repurchase of common stock under accelerated share repurchase agreement	—	(103	)(2)
Balance at November 30, 2017 and 2016, respectively	39,110	39,704

(1)

For the three months ended November 30, 2017 and 2016, the Company repurchased 4,220 and 34,639 shares, or $0.8 million and $5.3 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

(2)

On July 1, 2016, FactSet entered into an accelerated share repurchase agreement (the “ASR Agreement”) to purchase FactSet common stock. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017, with FactSet receiving an additional 102,916 shares of its common stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2017
Basic EPS
Income available to common stockholders	$70,379	39,085	$1.80
Diluted EPS
Dilutive effect of stock options and restricted stock		595
Income available to common stockholders plus assumed conversions	$70,379	39,680	$1.77
For the three months ended November 30, 2016
Basic EPS
Income available to common stockholders	$66,583	39,827	$1.67
Diluted EPS
Dilutive effect of stock options and restricted stock		273
Income available to common stockholders plus assumed conversions	$66,583	40,100	$1.66

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The number of stock options excluded from the calculation of diluted earnings per share for the three months ended November 30, 2017 and November 30, 2016 was 552,389 and 621,503, respectively, because their inclusion would have been anti-dilutive.

For the three months ended November 30, 2017, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 332,338. For the three months ended November 30, 2016, the number of performance-based stock option grants excluded from the calculation of diluted earnings per share was 756,994. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria are probable of being achieved.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At November 30, 2017 and August 31, 2017, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At November 30, 2017 and August 31, 2017, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 52,101,426 and 51,845,132 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

At November 30, 2017 and August 31, 2017, there were 12,991,346 and 12,822,100 shares of treasury stock (at cost) outstanding, respectively. As a result, 39,110,080 and 39,023,032 shares of FactSet common stock were outstanding at November 30, 2017 and August 31, 2017, respectively.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first three months of fiscal 2018, the Company repurchased 164,920 shares for $30.9 million compared to 505,000 shares for $79.3 million in the prior year comparable period. As of November 30, 2017, $213.2 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock Vesting

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first three months of fiscal 2018, 11,278 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2017 (less 4,220 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 94,877 of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2016 (less 34,639 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
November 8, 2017	$0.56	Regular (cash)	November 30, 2017	$21,902	December 19, 2017
August 10, 2017	$0.56	Regular (cash)	August 31, 2017	$21,853	September 19, 2017
May 5, 2017	$0.56	Regular (cash)	May 31, 2017	$21,951	June 20, 2017
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

The FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated (the “Option Plan”) provides for the grant of share-based awards, including stock options and restricted stock awards to employees of FactSet. The expiration date of the Option Plan is December 14, 2020. Stock options granted under the Option Plan expire not more than ten years from the date of grant and the majority vest ratably over a period of five years. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, the options may be exercised only by the grantee.

Stock Option Activity

During the first three months of fiscal 2018, FactSet granted 553,942 stock options at a weighted average exercise price of $189.98 to existing employees of the Company. As of November 30, 2017, a total of 3,669,181 stock options were outstanding at a weighted average exercise price of $149.09. Unamortized stock-based compensation of $75.1 million is expected to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.8 years.

A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2017	3,366	$139.29
Granted – nonperformance-based	554	$189.98
Exercised	(226)	$104.90
Forfeited	(25)	$133.89
Balance at November 30, 2017	3,669	$149.09

The total number of in-the-money options exercisable as of November 30, 2017 was 1.3 million with a weighted average exercise price of $121.40. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2017 and August 31, 2017 was $102.3 million and $49.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock prices of $199.88 and $157.18 on November 30, 2017 and August 31, 2017, respectively, and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2017 and 2016 was $18.0 million and $16.4 million, respectively.

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

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, FactSet granted 137,522 performance-based stock options during the second quarter of fiscal 2015. Of the total amount granted, 68,761 performance-based options were eligible to vest if certain Code Red ASV and operating margin targets were achieved over a two-year measurement period ending February 28, 2017. At the conclusion of the measurement period, 70% of the options were deemed eligible to vest, with the remaining options being forfeited. The option holders must remain employed by FactSet through February 28, 2019 in order for the options to vest. As of November 30, 2017, total unamortized stock-based compensation of $0.6 million will be recognized as expense over the remaining vesting period of 1.2 years.

The remaining 68,761 options granted in February 2015 are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. As of November 30, 2017, total unamortized stock-based compensation of $0.4 million will be recognized as expense over the remaining vesting period of 1.2 years. A change, up or down, in the actual financial performance levels achieved by Code Red in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0%	$(844)	—
10%	$(633)	$89
40% (current expectation)	$—	$356
70%	$633	$623
100%	$1,266	$891

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2017.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2017. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of November 30, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
100%	$473	$2,232

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2017.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of November 30, 2017, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
80%	$592	$6,515
90%	$666	$7,329
100%	$740	$8,144

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2017.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first three months of fiscal 2018, FactSet granted 961 restricted stock awards to employees of the Company at a weighted average grant date fair value of $182.17. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of November 30, 2017, a total of 161,527 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $17.5 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.3 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2017	182	$138.62
Granted	1	$182.17
Forfeited	(10)	$114.37
Vested(1)	(11)	$157.37
Balance at November 30, 2017	162	$139.12

(1)

Of the 11,278 restricted stock awards that vested during the first quarter of fiscal 2018, 9,765 related to the second tranche (20%) of awards granted on October 16, 2015. These awards vest 20% per year on the anniversary date of the award. The remaining 1,513 awards vested related to other grants.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2017	897	42
Granted – nonperformance-based options	(554)	—
Granted – performance-based options	—	—
Granted – restricted stock awards(1)	(2)	—
Share-based awards canceled/forfeited(2)	51	—
Balance at November 30, 2017	392	42

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

Shares of FactSet common stock may be purchased by eligible employees under the Amended and Restated FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan (the “ESPP”) in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation or a $25,000 contribution limit during an offering period.

During the three months ended November 30, 2017, employees purchased 19,589 shares at a weighted average price of $134.39 as compared to 16,496 shares at a weighted average price of $136.14 for the three months ended November 30, 2016. At November 30, 2017, 313,583 shares were reserved for future issuance under the ESPP.

401(k) Plan

The Company established it 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $2.8 million and $1.9 million in matching contributions to employee 401(k) accounts during the three months ended November 30, 2017 and 2016, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $7.5 million and $6.4 million during the three months ended November 30, 2017 and 2016, respectively. As of November 30, 2017, $92.5 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.6 years. There was no stock-based compensation capitalized as of November 30, 2017 or August 31, 2017, respectively.

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

Q1 2018	553,942 nonperformance-based employee stock options were granted at a weighted average exercise price of $189.98 and a weighted average estimated fair value of $48.27 per share.
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

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three months ended November 30,	2017			2016
Term structure of risk-free interest rate	1.28%	-	2.41%	0.07%	-	2.09%
Expected life (years)		7.4			7.4
Term structure of volatility	19%	-	29%	21%	-	30%
Dividend yield		1.32%			1.18%
Weighted average estimated fair value		$48.27			$39.60
Weighted average exercise price		$189.98			$152.51
Fair value as a percentage of exercise price		25.4%			26.0%

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

Non-Employee Director Stock Option Fair Value Determinations

The 2008 Non-Employee Directors’ Stock Option Plan (the “Directors’ Plan”) provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. An initial 250,000 shares of FactSet common stock were reserved for issuance under the Directors’ Plan, of which 42,185 remain available for future grant as of November 30, 2017. The expiration date of the Directors’ Plan is December 1, 2018.

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

Fiscal 2018

There were no stock options granted to the Company’s non-employee Directors during the first quarter of fiscal 2018.

Fiscal 2017

There were no stock options granted to the Company’s non-employee Directors during the first quarter of fiscal 2017. However, on January 13, 2017, FactSet granted 23,846 stock options to the Company’s non-employee Directors, including one-time new Director grants of 2,104 stock options each for Malcolm Frank and Sheila B. Jordan, who were elected to FactSet’s Board of Directors on December 20, 2016. All of the options granted on January 13, 2017 have a weighted average estimated fair value of $35.65 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.95%
Expected life (years)	5.4
Expected volatility	22.7%
Dividend yield	1.24%

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first three months of fiscal 2018, there were 961 restricted stock awards granted with a weighted average grant date fair value of $182.17. During the first three months of fiscal 2017, FactSet granted 5,084 restricted stock awards at a weighted average grant date fair value of $151.63.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended November 30, 2017, employees purchased 19,589 shares at a weighted average price of $134.39 as compared to 16,496 shares at a weighted average price of $136.14 a year ago. Stock-based compensation expense recorded for each of the three months ended November 30, 2017 and 2016, relating to the ESPP was $0.5 million, respectively.

The weighted average estimated fair value for the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended November 30,	2017	2016
Risk-free interest rate	1.11%	0.35%
Expected life (months)	3	3
Expected volatility	7.97%	10.3%
Dividend yield	1.42%	1.11%
Weighted average estimated fair value	$25.79	$30.32

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended November 30,
(in thousands)	2017	2016
Income before income taxes	$86,179	$89,820
Total provision for income taxes	$15,800	$23,237
Effective tax rate	18.3%	25.9%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The effective tax rate was lower than the U.S. federal rate of 35.0% in both periods presented above primarily due to foreign income taxed at lower statutory tax rates than in the U.S., R&D tax benefits, foreign tax credits, the recognition of $4.1 million of excess tax benefits associated with the new shared-based payment accounting standard update and $1.5 million of income tax benefits from settlements with tax authorities. These tax benefits were partially offset by additional state and local income taxes.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	November 30, 2017	August 31, 2017
Deferred tax assets:
Receivable reserve	$913	$811
Depreciation on property, equipment and leasehold improvements	3,235	2,220
Deferred rent	11,452	11,615
Stock-based compensation	19,447	20,117
Purchased intangible assets, including acquired technology	(33,376)	(32,742)
Other	5,304	8,059
Total deferred tax assets	$6,975	$10,080

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	November 30, 2017	August 31, 2017
Deferred tax liabilities:
Stock-based compensation	$(840)	$(815)
Depreciation on property, equipment and leasehold improvements	531	168
Purchased intangible assets, including acquired technology	25,569	26,231
Other	(232)	1,690
Total deferred tax liabilities	$25,028	$27,274

No U.S. income taxes have been provided on undistributed foreign earnings and profits as of November 30, 2017, as FactSet plans to permanently reinvest these amounts and use the earnings to fund non-U.S. operations and working capital needs as well as facilities overseas. This includes, but is not limited to, capital expenditures and acquisitions intended to further FactSet’s global growth strategy. At each reporting period, FactSet assesses its position with regard to the undistributed foreign earnings of its subsidiaries. To the extent that earnings can no longer be indefinitely reinvested, the Company will accrue the tax impact, if any, attributable to those earnings, including the impact of foreign tax credits, at such time. If such earnings are repatriated, additional tax expense may result, although the flexibility inherent in the U.S. Internal Revenue Code may permit the ultimate distribution to be tax-free depending on the nature of the distribution. Therefore, the Company does not believe it is practicable to estimate, with reasonable accuracy, the hypothetical amount of the unrecognized deferred tax liability on its undistributed foreign earnings given the many factors and assumptions necessary to estimate the amount of the federal income tax that may be payable in the future on the undistributed earnings.

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

As of November 30, 2017, the Company had gross unrecognized tax benefits totaling $9.5 million, including $1.4 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2018:

(in thousands)
Unrecognized income tax benefits at August 31, 2017	$11,484
Additions based on tax positions related to the current year	448
Additions for tax positions of prior years	134
Reductions from settlements with taxing authorities	(2,601)
Unrecognized income tax benefits at November 30, 2017	$9,465

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2017, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2014 through 2018
State (various)	2014 through 2018
Europe
France	2014 through 2018
United Kingdom	2016 through 2018
Germany	2017 through 2018

16. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	November 30, 2017	August 31, 2017
2017 Revolving Credit Facility	$574,666	$575,000
Total Outstanding Debt	$574,666	$575,000

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet, and net of related amortized loan origination fees at November 30, 2017. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended November 30, 2017 and 2016, the Company paid approximately $3.4 million and $1.1 million in interest on its outstanding debt amounts, respectively. As of November 30, 2017, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in material compliance with all of the covenants of the 2017 Credit Agreement as of November 30, 2017.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At November 30, 2017, the Company leased approximately 202,000 square feet of office space at its headquarters in Norwalk, Connecticut. Including new lease agreements executed during fiscal 2018, the Company’s worldwide leased office space increased to approximately 1,612,100 square feet at November 30, 2017, up 469,100 square feet, or 41.0%, from August 31, 2017. This increase was primarily due to new leases for additional office space in the Philippines. The Company’s significant locations are listed under Item 2, Properties, within the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The non-cancelable operating leases expire on various dates through 2031. The Company believes the amount of leased office space as of November 30, 2017 is adequate for its current needs and that additional space is available for lease to meet any future needs.

Total minimum rental payments associated with the leases are recorded as rent expense (a component of SG&A expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of November 30, 2017 are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments
2018 (remaining nine months)	$29,729
2019	36,729
2020	28,669
2021	21,558
2022	20,858
Thereafter	144,761
Total	$282,304

Rent expense (including operating costs) for all operating leases amounted to $13.0 million and $11.4 million during the three months ended November 30, 2017 and 2016, respectively. At November 30, 2017 and August 31, 2017, deferred rent reported within the Consolidated Balance Sheets totaled $37.3 million and $37.4 million, of which $33.2 million and $33.5 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities

Approximately $1.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2017. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2017, FactSet was in material compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2017, the Company had total purchase commitments with suppliers of $81.0 million. There were no material changes in the Company’s purchase commitments during the first three months of fiscal 2018.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at November 30, 2017, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Concentrations of Credit Risk

Cash equivalents

Cash and cash equivalents are maintained primarily with five financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At November 30, 2017, the Company’s largest individual client accounted for 7% of total annual subscriptions and subscriptions from the ten largest clients did not surpass 20% of total annual subscriptions, slightly higher than the percentages as of August 31, 2017. As of November 30, 2017, the receivable reserve was $2.9 million compared to a reserve of $2.7 million as of August 31, 2017.

Derivative Instruments

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities, when applicable. FactSet calculates credit risk from observable data related to CDS as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. Because CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies as determined by FactSet. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions and regularly reviews credit exposure balances as well as the creditworthiness of the counterparties.

18. SUBSEQUENT EVENTS

Departure of Executive Vice President, Chief Operating Officer

On November 14, 2017, the Company announced that Mark J. Hale would separate from his position as Executive Vice President, Chief Operating Officer. The separation was effective on December 31, 2017. Under the terms of the separation of employment and general release agreement with Mark J. Hale (the “Agreement”), Mr. Hale was scheduled to receive: (i) a payment of $427,500 on or before January 11, 2018; (ii) the acceleration of the vesting of certain outstanding restricted shares on December 31, 2017; and (iii) the acceleration of the vesting of certain outstanding stock options on December 31, 2017. In addition, the Agreement provides for a release of claims by Mr. Hale and the Company and other terms and conditions customary for agreements of this nature. The foregoing description of the Separation Agreement is a summary only and is qualified in its entirety by reference to the full text of the Separation Agreement which is attached hereto as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Recently Enacted Tax Reform Bill

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into U.S. law and included numerous provisions that significantly revise existing tax law. The Tax Act introduces changes, including the reduction of the corporate income statutory tax rate from 35% to 21% effective January 1, 2018 as well as a variety of other changes including the limitation of the tax deductibility of interest expense, acceleration of expensing of certain business assets, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system, and reductions in the amount of executive pay that could qualify as a tax deduction. The Company is currently evaluating the impact of the Tax Act on its consolidated financial statements.

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

Executive Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. The Company delivers insight and information to investment professionals through its analytics, services, content, and technology. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, web, mobile and off-platform solutions. The Company’s broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, FactSet has continued to expand its solutions across the investment lifecycle from idea generation to performance and client reporting. The Company’s revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

Fiscal 2018 First Quarter in Review

Revenues in the first quarter were $329.1 million, an increase of 14.3% from the prior year comparable period. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, organic revenues grew 5.8% over the previous year. Annual subscription value (“ASV”) during the quarter grew 5.1% organically and totaled $1.32 billion as of November 30, 2017. In the last three months, we saw an increase in add-on sales and an addition of new clients, with strong performance from our analytics and content and technology solutions (“CTS”) offerings. Both of these products have demonstrated consistent growth over the last few years.

While this growth represented positive results in the current period, our organic ASV and revenue growth rates were below the growth experienced in the previous year. These metrics were impacted primarily by a shift in our clients from active to passive investing, a focus on total cost of ownership, and ongoing consolidation in the industry. Operating income decreased 1.4%, while diluted earnings per share (“EPS”) increased 6.6% compared to the prior year period. The decrease in operating income was due primarily to higher costs associated with our recent acquisitions, as well as restructuring actions initiated by the Company.

As of November 30, 2017, employee count was 9,421, up 8.1% in the past 12 months. Excluding workforces acquired in fiscal 2017, headcount increased 2.9% from a year ago. Of our total employees, 2,474 were located in the U.S., 1,236 in Europe and 5,711 in the Asia Pacific region.

Additionally, FactSet won numerous awards including Excellence in Asset Management and Servicing, Data and Technology at the CIO Industry Innovation Awards, Best Overall Technology Provider at the Buy-Side Technology Awards from Waters Technology and Data Vendor of the Year at the Risk.Net Market Technology Awards.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended November 30,
(in millions, except client and user counts)	2017	2016	Change
Revenues	$329.1	$288.1	14.3%
Operating income	$89.1	$90.3	(1.4)%
Net income	$70.4	$66.6	5.7%
Diluted EPS	$1.77	$1.66	6.6%
Free cash flow(1)	$55.2	$38.6	43.2%
ASV	$1,319.9	$1,170.4	12.8%	(2)(3)
Clients	4,809	4,261	12.9%	(4)
Users	88,593	84,285	5.1%	(5)

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

(2)	ASV grew 5.1% organically year over year.

(3)	In the third quarter of fiscal 2017, FactSet changed its ASV definition to exclude professional services as these fees are not subscription based.

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

Annual Subscription Value

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.32 billion at November 30, 2017. ASV excludes professional services fees billed in the last 12 months, which are not subscription-based. We have achieved organic ASV growth of $59.3 million, or 5.1%, over the last 12 months. Organic ASV excludes ASV from acquisitions and dispositions completed within the past 12 months and the effects of foreign currency.

Buy-side and sell-side ASV growth rates for the first quarter of fiscal 2018 were 5.3% and 3.9%, respectively. Buy-side clients account for 84.2% of ASV, while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research. The increase in ASV was driven primarily by an increase in add-on sales and the addition of new clients, partially offset by cancellations. The first quarter of fiscal 2018 growth rates for both buy and sell-side were a decrease from prior year growth rates, which is primarily attributed to a decrease in trading volumes from our Portware Executive Management System (“EMS”) product and an increase in client cancellations, partially offset by the addition of new clients.

ASV from U.S. operations was $824.9 million, increasing 7.8% over prior year and 3.9% organically. ASV from international operations was $495.0 million, increasing 22.2% over prior year and 7.3% organically. International ASV now represents 37.5% of total ASV, up from 34.6% a year ago. This substantial shift in ASV to international operations was due primarily to acquisitions completed in the last 12 months and increased growth in analytics and workstation sales to asset managers in Asia Pacific compared to the U.S.

Client and User Additions

Our total client count was 4,809 as of November 30, 2017, representing a net increase of 65 clients in the past three months. In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes. Client count has increased by 12.9% in the last 12 months. We continue to focus on expanding our current client base as it is essential to our long-term growth strategy and encourages incremental sales growth of workstations, applications and content at our existing clients.

As of November 30, 2017, there were 88,593 professionals using FactSet. In the second quarter of fiscal 2017, FactSet also changed its user count definition to account for users from workstations previously not captured due to certain product bundling and also StreetAccount web product users. The prior year user count was restated to reflect this change for comparison purposes. User count decreased 253 in the past three months primarily due to StreetAccount user cancellations. However, over the last 12 months, user count grew by 5.1% primarily due to expansion at existing clients and new client acquisition.

Annual client retention as of November 30, 2017 was greater than 95% of ASV and 90% when expressed as a percentage of clients. Our retention success, demonstrating that a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. At November 30, 2017, our largest individual client accounted for 7% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 20% of total client subscriptions.

Returning Value to Stockholders

On November 8, 2017, FactSet’s Board of Directors approved a regular quarterly dividend of $0.56 per share, or $2.24 per share per annum. The cash dividend of $21.9 million was paid on December 19, 2017 to common stockholders of record at the close of business on November 30, 2017. We repurchased 164,920 shares for $30.9 million during the first quarter of fiscal 2018 under our existing share repurchase program. Over the last 12 months, we have returned $290.5 million to stockholders in the form of share repurchases and dividends, funded by cash generated from operations. On March 27, 2017, the Board of Directors of FactSet approved a $300.0 million expansion of the existing share repurchase program. Including this expansion, $213.2 million is available for future share repurchases as of November 30, 2017.

Capital Expenditures

Capital expenditures in the first quarter of fiscal 2018 were $5.9 million, compared with $12.5 million a year ago. Approximately $3.5 million, or 59%, of our capital expenditures was primarily for purchases of new computer equipment for our recent acquisitions, additional servers in our existing data centers and new laptop computers and peripherals for our growing employee base. The remainder of our capital expenditures was primarily for the build out of office space including $1.0 million in the Netherlands and $0.6 million in New York.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2017 and 2016, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended November 30,
(in thousands, except per share data)	2017	2016	Change
Revenues	$329,141	$288,063	14.3%
Cost of services	$161,524	$127,250	26.9%
Selling, general and administrative ("SG&A")	$78,519	$70,494	11.4%
Operating income	$89,098	$90,319	(1.4)%
Net income	$70,379	$66,583	5.7%
Diluted earnings per common share	$1.77	$1.66	6.6%
Diluted weighted average common shares	39,680	40,100

Revenues

Revenues for the three months ended November 30, 2017 were $329.1 million, up 14.3% compared to the prior year. The increase in revenue was driven by new revenue from acquisitions and organic ASV growth of 5.1%, primarily from our analytics and CTS products, along with a solid performance from our wealth product. Within analytics we saw strong contribution from Risk, Portfolio Reporting, Portfolio Services and Fixed. CTS had a strong quarter with continued momentum around our expanding suite of standard data feeds. Offsetting the positive factors associated with our revenue growth, we experienced cancellations due to a shift from active to passive investing, focus placed on total cost ownership and firm consolidations. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, our organic revenue growth rate for the quarter was 5.8%.

Revenues by Geographic Region

	Three months ended November 30,
(in thousands)	2017	2016	Change
U.S.	$208,768	$190,627	9.5%
% of revenues	63.4%	66.2%
Europe	$91,727	$71,863	27.6%
Asia Pacific	28,646	25,573	12.0%
International	$120,373	$97,436	23.5%
% of revenues	36.6%	33.8%
Consolidated	$329,141	$288,063	14.3%

Three months ended November 30, 2017 compared to three months ended November 30, 2016

Revenues from our U.S. segment increased 9.5% to $208.8 million during the three months ended November 30, 2017 compared to the same period a year ago, primarily a result of strong performance from the analytics suite and data feed products. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 4.8% compared to the year ago first quarter. Revenues from our U.S. operations accounted for 63.4% of our consolidated revenues during the first quarter of fiscal 2018, a decrease from the prior year, as U.S. sales growth was outpaced by international growth.

European revenues grew 27.6% due primarily to recent acquisitions, which have significant operations in the European markets. Organic revenues in the European segment were up 5.9% compared to the year ago first quarter. Growth rates in Europe have been negatively impacted by the regulatory environment and political events, resulting in delayed purchasing decisions. Foreign currency exchange rate fluctuations increased our European growth rate by 140 basis points.

Asia Pacific revenue growth of 12.0% was primarily due to an increase in the analytics suite and workstation sales to asset managers. Foreign currency exchange rate fluctuations reduced our Asia Pacific growth rate by 20 basis points.

Operating Expenses

	Three months ended November 30,
(in thousands)	2017	2016	Change
Cost of services	$161,524	$127,250	26.9%
SG&A	78,519	70,494	11.4%
Total operating expenses	$240,043	$197,744	21.4%
Operating Income	$89,098	$90,319	(1.4)%
Operating Margin	27.1%	31.4%

Cost of Services

Three months ended November 30, 2017 compared to three months ended November 30, 2016

For the three months ended November 30, 2017, cost of services increased 26.9% to $161.5 million compared to $127.3 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 49.1% during the first quarter of fiscal 2018, an increase of 490 basis points over the prior year period due to higher employee compensation, amortization of intangible assets, and data costs.

Employee compensation, when expressed as a percentage of revenues increased 200 basis points in the first quarter of fiscal 2018 compared to the same period a year ago. The increase is primarily due to an increase in net new employees of 708 over the last 12 months, with the majority of their compensation included in cost of services, as well as base salary changes and incremental hires in our centers of excellence located in India and the Philippines and a non-recurring pre-tax charge of approximately $3.2 million related to restructuring actions initiated by the Company. As of November 30, 2017, approximately 72% of our employee base performed operational roles.

Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 60 basis points in the first quarter of fiscal 2018 compared to the same period a year ago primarily due to our fiscal 2017 acquisitions, which added approximately $93.2 million of intangible assets to be amortized over a weighted-average life of 11.5 years.  These intangible assets were amortized for the full first quarter of fiscal 2018, however, the first quarter of fiscal 2017 did not include a similar amount of acquisition amortization due to the dates of each acquisition.  Data costs increased 80 basis points when expressed as a percentage of revenues due primarily to our recently acquired businesses.

Selling, General and Administrative

Three months ended November 30, 2017 compared to three months ended November 30, 2016

For the three months ended November 30, 2017, SG&A expenses increased to $78.5 million, up 11.4%, from $70.5 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, were 23.9% during the first quarter of fiscal 2018, a decrease of 70 basis points over the prior year period as a result of foreign exchange hedges, partially offset by an increase of 40 basis points in compensation expense.

The increase to employee compensation as a percentage of revenue compared to the same period a year ago was due primarily to the current year non-recurring pre-tax charge of approximately $3.3 million related to restructuring actions initiated by the Company and an increase in headcount year over year.

Operating Income and Operating Margin

Three months ended November 30, 2017 compared to three months ended November 30, 2016

Operating income decreased 1.4% to $89.1 million for the three months ended November 30, 2017 compared to the prior year period. Our operating margin during the first quarter of fiscal 2018 was 27.1%, down from 31.4% a year ago. The lower operating margin was primarily due to increases in employee compensation costs, including non-recurring restructuring actions initiated by the Company, as well as data costs, and amortization of intangible assets, partially offset by a gain on foreign exchange hedges.

Operating Income by Segment

	Three months ended November 30,
(in thousands)	2017	2016	Change
U.S.	$40,771	$40,005	1.9%
Europe	32,970	36,584	(9.9)%
Asia Pacific	15,357	13,730	11.8%
Consolidated	$89,098	$90,319	(1.4)%

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve and how the chief operating decision maker assesses performance. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all of our segments, so the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Three months ended November 30, 2017 compared to three months ended November 30, 2016

U.S. operating income increased 1.9% to $40.8 million during the three months ended November 30, 2017 compared to $40.0 million in the same period a year ago. The increase in U.S. operating income is primarily from revenue growth of 9.5% partially offset by higher employee compensation and data costs.  U.S. revenue growth was driven by U.S. organic ASV growth of 3.9% and strong performance in our analytics suite and data feed products.  Excluding the effect of acquisitions and dispositions in the last 12 months, U.S. employee headcount grew 2.1% year over year, leading to an increase in compensation expense and related benefits.  Data costs increased due primarily to higher third-party data costs from our recent acquisitions and additional users of FactSet, along with increased data fees from certain vendors.

European operating income decreased 9.9% to $33.0 million during the three months ended November 30, 2017 compared to $36.6 million in the same period a year ago. The decrease in European operating income was due to higher employee compensation, amortization of intangible assets, and data cost partially offset by revenue growth of 27.6%. The impact of foreign currency decreased operating income by $0.3 million year over year.  Employee compensation was higher year over year as a result of 333 net new employees in our European offices in the last 12 months.  These employees are primarily from our recent acquisitions. Amortization of intangible assets increased due to intangible assets acquired from the recent acquisitions, the majority of which reside in our European segment.  Data costs increased due primarily to higher third-party data costs related to our recently acquired businesses.

Asia Pacific operating income increased 11.8% to $15.4 million during the three months ended November 30, 2017 compared to $13.7 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 12.0%, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $0.5 million year over year. Asia Pacific revenue growth was due primarily to an increase in analytics and workstation sales to asset managers. Employee compensation was higher year over year as a result of a 6.0% increase in our Asia Pacific workforce in the last 12 months.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended November 30,
(in thousands)	2017	2016	Change
Provision for income taxes	$15,800	$23,237	(32.0)%
Net income	$70,379	$66,583	5.7%
Diluted earnings per share	$1.77	$1.66	6.6%

Income Taxes

Three months ended November 30, 2017 compared to three months ended November 30, 2016

For the three months ended November 30, 2017, the provision for income taxes was $15.8 million, down 32.0% from the same period a year ago.  The provision for income taxes decreased year over year primarily due to the recognition of $4.1 million of excess tax benefits associated with an employee share-based payment accounting standard update adopted in first quarter of fiscal 2018.  Additionally, we recognized $1.5 million of income tax benefits from settlements with tax authorities during the first quarter of fiscal 2018.  As a result of these tax benefits, our effective tax rate declined to 18.3% in the first quarter of fiscal 2018 from 25.9% in the first quarter of fiscal 2017.

Net Income and Diluted Earnings per Share

Three months ended November 30, 2017 compared to three months ended November 30, 2016

Net income increased 5.7% to $70.4 million and diluted earnings per share increased 6.6% to $1.77 for the three months ended November 30, 2017, compared to the three months ended November 30, 2016.  Net income and earnings per share increased during the first quarter of fiscal 2018 due to a lower provision for income taxes, partially offset by slightly lower operating income and an increase in interest expense associated with our outstanding debt. The provision for income taxes decreased year over year due primarily to the recognition of excess tax benefits associated with an employee share-based payment accounting standard update adopted in first quarter of fiscal 2018. The increase in diluted earnings per share was also driven by a decrease in diluted shares outstanding as a result of share repurchases.

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

Adjusted net income for the three months ended November 30, 2017 was $80.9 million, an increase of 15.4% from the prior year period. As presented in the table below, adjusted net income for the quarter ended November 30, 2017 excludes $4.6 million (after-tax) of intangible asset amortization, $2.0 million (after-tax) related to deferred revenue fair value adjustments from purchase accounting, $5.4 million (after-tax) of non-recurring restructuring actions and $1.5 million of income tax benefits primarily from settlements with taxing authorities. Adjusted net income for the three months ended November 30, 2016 was $70.1 million, which excludes $2.8 million of after-tax intangible asset amortization and $0.7 million of after-tax non-recurring items primarily related to legal matters.

Fiscal 2018 first quarter adjusted diluted EPS of $2.04 excludes the net effect of the $0.12 detriment from the intangible asset amortization, $0.05 detriment from the deferred revenue fair value adjustments, $0.14 detriment from non-recurring restructuring actions and $0.04 benefit from income tax benefits primarily from settlements with taxing authorities. Fiscal 2017 first quarter adjusted diluted EPS of $1.75 excludes a $0.09 detriment from the intangible asset amortization and non-recurring acquisition costs.

	Three months ended November 30,
(In thousands, except per share data)	2017	2016	Change

GAAP net income	$70,379	$66,583	5.7%
Intangible asset amortization	4,625	2,783
Deferred revenue fair value adjustment	2,042	─
Other non-recurring items	5,367	707
Income tax benefits	(1,547)	─
Adjusted net income	$80,866	$70,073	15.4%

GAAP diluted earnings per common share	$1.77	$1.66	6.6%
Intangible asset amortization	0.12	0.07
Deferred revenue fair value adjustment	0.05	─
Other non-recurring items	0.14	0.02
Income tax benefits	(0.04)	─
Adjusted diluted earnings per common share	$2.04	$1.75	16.6%
Weighted average common shares (diluted)	39,680	40,100

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Three months ended November 30,
(in thousands)	2017	2016
Net cash provided by operating activities	$61,143	$51,113
Capital expenditures (1)	(5,912)	(12,537)
Free cash flow (2)	$55,231	$38,576
Net cash used in investing activities	$(5,445)	$(81,425)
Net cash used in financing activities	$(30,814)	$(17,531)

Cash and cash equivalents at end of period	$221,933	$173,288

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $221.9 million, or 15.5% of our total assets at November 30, 2017, compared with $194.7 million, or 13.8% of our total assets at August 31, 2017. Our cash and cash equivalents increased $27.2 million during the first three months of fiscal 2018 due to cash provided by operations of $61.1 million, $22.1 million in proceeds from the exercise of employee stock options and $2.3 million from the effects of foreign currency fluctuation. These cash inflows were partially offset by $21.7 million in dividend payments, $5.9 million of capital expenditures and $31.7 million in share repurchases, which included $30.9 million under the existing share repurchase program and $0.8 million in shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Free cash flow generated in the three months ended November 30, 2017 was $55.2 million, an increase of 43.2% compared to a year ago. The free cash flow was attributable to $70.4 million of net income, increased by $22.7 million of non-cash items, less $31.9 million of negative working capital changes and $5.9 million in capital expenditures. The year over year free cash flow increase was driven primarily by an increase in non-cash items of $6.7 million, an increase in net income of $3.8 million and lower capital expenditures of $6.6 million. The increase in non-cash items was attributable to an increase in intangible asset amortization associated with our recent acquisitions, partially offset by the impact from the adoption of the accounting standard update for share-based payments resulting in a decrease in the deferred income taxes and tax benefits from share-based payment arrangements compared to prior year. Free cash flow generated over the last twelve months was $300.3 million. Included in the twelve-month calculation of free cash flow was $330.6 million of net cash provided by operations less $30.2 million of capital expenditures.

Net cash used in investing activities was $5.4 million in the first three months of fiscal 2018, representing a $76.0 million decrease from the same period a year ago. This decrease was due primarily to a net cash outflow of $71.7 million in the first quarter of fiscal 2017 for the acquisitions of CYMBA and Vermilion. Additionally, cash used in investing activities decreased year over year due to lower capital expenditures of $6.6 million, offset by a decrease in proceeds from the sales of investments (net of purchases) of $2.3 million year over year.

During the first three months of fiscal 2018, net cash used in financing activities was $30.8 million, representing a $13.3 million increase in cash used in financing activities. The year over year increase in cash used in financing activities was due primarily to lower proceeds from long-term debt of $65.0 million and a reduction of tax benefits from share-based payment arrangements due to the adoption of the accounting standard update of $5.5 million. This was offset by a decrease in share repurchases of $53.2 million and a decrease in proceeds from employee stock plans of $5.4 million.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of November 30, 2017, our total cash and cash equivalents worldwide was $221.9 million with $574.7 million in outstanding borrowings (net of $0.3 million of unamortized debt issuance costs). Approximately $44.8 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $137.2 million in Europe (predominantly within the UK, France, and Germany) and the remaining $39.9 million is held in the Asia Pacific region. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures in the first quarter of fiscal 2018 were $5.9 million, compared with $12.5 million a year ago. Approximately $3.5 million, or 59%, of our capital expenditures was primarily for purchases of new computer equipment for our recent acquisitions, additional servers in our existing data centers and new laptop computers and peripherals for our growing employee base. The remainder of our capital expenditures was primarily for the build out of office space including $1.0 million in the Netherlands and $0.6 million in New York.

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet, presented net of related loan origination fees at November 30, 2017. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended November 30, 2017 and 2016, we paid approximately $3.4 million and $1.1 million in interest on our outstanding debt amounts, respectively. As of November 30, 2017, no commitment fee was owed by us since we borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in material compliance with all of the covenants of the 2017 Credit Agreement as of November 30, 2017.

As of November 30, 2017, the fair value of our long-term debt was $575 million, which we believe approximated the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.9 million of standby letters of credit have been issued in connection with our current leased office space as of November 30, 2017. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2017 and August 31, 2017, we were in material compliance with all covenants contained in the standby letters of credit.

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

As of November 30, 2017, our annualized non-U.S. dollar denominated revenues are estimated to be $82.8 million while our non-U.S. dollar denominated expenses are estimated to be $316.4 million, which translates into a net foreign currency exposure of $233.7 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 74% of our employees were located as of November 30, 2017. During the first three months of fiscal 2018, foreign currency movements increased operating income by $0.1 million, compared to $1.8 million a year ago.

Foreign Currency Hedges

As of November 30, 2017, we maintained foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.3 billion.

There were no other outstanding foreign currency forward contracts as of November 30, 2017. A gain on derivatives of $0.8 million was recorded into operating income during the first quarter of fiscal 2018, compared to a loss of $1.4 million in the year ago first quarter.

Off-Balance Sheet Arrangements

At November 30, 2017 and August 31, 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first quarter of fiscal 2018, FactSet repurchased 164,920 shares for $30.9 million under the Company’s existing share repurchase program. Over the last 12 months, FactSet has returned $290.5 million to stockholders in the form of share repurchases and dividends. As of November 30, 2017, $213.2 million is available for future share repurchases under the existing share repurchase program.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2017, we had total purchase commitments of $81.0 million. There were no material changes in our purchase commitments during the first three months of fiscal 2018.

At November 30, 2017, we leased approximately 1,612,100 square feet of office space, which we believe is adequate for our current needs and that additional space is available for lease to meet any future needs. Including new lease agreements executed during fiscal 2018, our worldwide-leased office space increased by approximately 469,100 square feet, or 41.0%, from August 31, 2017. This increase was primarily due to new leases for expanded office space in the Philippines. Future minimum commitments for our operating leases in place as of November 30, 2017 totaled $282.3 million, which is comparable to $281.7 million as of August 31, 2017.

As disclosed in the Capital Resources section of the MD&A, FactSet entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the first three months of fiscal 2018.

Dividends

On November 8, 2017, our Board of Directors approved a quarterly cash dividend of $0.56 per share, or $2.24 per share per annum. The cash dividend of $21.9 million was paid on December 19, 2017, to common stockholders of record on November 30, 2017. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017. There were no significant changes in our accounting policies or critical accounting estimates during the first three months of fiscal 2018.

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

Shift from Active to Passive Investment Management

Approximately 84.2% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but also could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients, that provide M&A advisory work, capital markets services and equity research, account for approximately 15.8% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Our clients could also encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

Foreign Currency Volatility

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

Brexit

Volatility is expected to continue in the short term as the UK negotiates its exit from the European Union. As the negotiation process continues and the timeframe from the initial vote increases, the UK economic performance has been stronger than originally expected. Increased European confidence and UK consumer spending has contributed to the recovery of the economic outlook. In the longer term, as negotiations continue, any impact from Brexit on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we will continue to partner with our clients to help them navigate the fluctuating international markets.

MiFID II

The Markets in Financial Instruments Directive ("the Directive") is the European Union's regulation of financial markets. On January 3, 2018, the Directive will apply "MiFID II" to ensure fairer, safer and more efficient markets and facilitate greater transparency for all participants. Research is one area where both buy-side and sell-side clients that have seen and will continue to see significant change requirements as a result of the MiFID II inducement rules. The goal of the new legislative framework is to strengthen investor protection and improve the functioning of financial markets making them more efficient, resilient and transparent. New reporting requirements and tests will increase the amount of information available, and reduce the use of dark pools and OTC trading. MiFID II requirements have meant pricing models and business practices have had to adapt significantly. We will continue to evaluate our own risks and uncertainty related to MiFID II and partner with our clients to help them navigate these new rules. However, recently we have noticed a substantial interest in our research unbundling solutions, which is part of the opportunity for us, but more importantly, allows our clients to leverage our technology solutions for MiFID II compliance.

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

Business Outlook

Starting with the first quarter of fiscal 2018, the Company will provide annual guidance and discontinue quarterly guidance. The following forward-looking statements reflect our expectations as of December 19, 2017. Given the risk factors, uncertainties and assumptions discussed above, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements. Both GAAP operating margin and GAAP diluted EPS guidance do not include the effects of any non-recurring benefits or charges that may arise in the next three quarters of fiscal 2018.

Fiscal 2018 Expectations:

-	Organic ASV is expected to increase in the range of $65 million and $85 million over fiscal 2017 implying a growth rate in the range of 4.9% to 6.5%.

-	GAAP Revenues are expected to be in the range of $1.34 billion and $1.36 billion.

-	GAAP operating margin is expected to be in the range of 28.5% and 30.0%. Adjusted operating margin is expected to be in the range of 31.0% and 32.5%.

-

The annual effective tax rate is expected to be in the range of 21.0% and 22.5%. This guidance incorporates the impact from an accounting standard update, which affects the accounting for employee share-based payment transactions, including income taxes and classification of excess tax benefits in the statement of cash flows. The projected tax rate range does not incorporate any impact from the recently signed U.S. corporate tax reform bill.

-

GAAP diluted EPS is expected to be in the range of $7.60 and $7.80. Adjusted diluted EPS is expected to be in the range of $8.25 and $8.45. The midpoint of the adjusted EPS range represents 14% growth over the prior year. Adjusted diluted EPS for the fiscal 2018 includes an estimated $0.26 impact from the aforementioned accounting standard update.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $82.8 million while our non-U.S. dollar denominated expenses are estimated to be $316.4 million, which translates into a net foreign currency exposure of $233.7 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of November 30, 2017, we maintained the following foreign currency forward contracts to approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.3 billion.

A gain on derivatives of $0.8 million was recorded into operating income during the first quarter of fiscal 2018, compared to a loss on derivatives of $1.4 million in the year ago first quarter. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2017. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $4.7 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2017, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2017, would result in a decrease in operating income by $22.8 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2017 would increase the fair value of total assets by $71.3 million and equity by $64.5 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit on will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at November 30, 2017 was $253.6 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of the Company’s investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our Consolidated Balance Sheets as the certificates of deposit have original maturities greater than three months, but less than one year and the mutual funds can be liquidated at that Company’s discretion. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of November 30, 2017, the fair value of our long-term debt was $575 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. During the three months ended November 30, 2017 and 2016, we paid approximately $3.4 million and $1.1 million in interest on our outstanding debt amounts, respectively. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2018 to the risk factors identified in the Company’s fiscal 2017 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)   Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended November 30, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)

September 2017	20,000	$180.34	20,000	$240,504
October 2017	45,000	$177.79	45,000	$232,504
November 2017	99,920	$193.44	99,920	$213,176
Total	164,920		164,920

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated November 13, 2017
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2018	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated November 13, 2017
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document