Form 10-Q
period 2018-02-28
FACTSET RESEARCH SYSTEMS INC
filed 2018-04-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 29, 2018 was 38,874,450.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended February 28, 2018

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues	$335,231	$294,354	$664,372	$582,417
Operating expenses
Cost of services	163,232	131,635	324,756	258,885
Selling, general and administrative	76,514	70,973	155,033	141,467
Total operating expenses	239,746	202,608	479,789	400,352

Operating income	95,485	91,746	184,583	182,065
Other expense
Loss on sale of business	—	(1,208)	—	(1,223)
Interest expense, net of interest income	(3,272)	(1,048)	(6,191)	(1,532)
Total other expense	(3,272)	(2,256)	(6,191)	(2,755)

Income before income taxes	92,213	89,490	178,392	179,310

Provision for income taxes	39,076	22,780	54,876	46,017
Net income	$53,137	$66,710	$123,516	$133,293

Basic earnings per common share	$1.36	$1.69	$3.16	$3.36
Diluted earnings per common share	$1.33	$1.68	$3.11	$3.34

Basic weighted average common shares	38,991	39,489	39,038	39,659
Diluted weighted average common shares	39,846	39,700	39,763	39,900

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended February 28,		Six Months Ended February 28,
(In thousands)	2018	2017	2018	2017
Net income	$53,137	$66,710	$123,516	$133,293

Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on cash flow hedges*	(1,268)	1,401	(1,744)	1,848
Foreign currency translation adjustments	9,400	861	17,866	(10,636)
Other comprehensive income (loss)	8,132	2,262	16,122	(8,788)
Comprehensive income	$61,269	$68,972	$139,638	$124,505

* For the three and six months ended February 28, 2018, the unrealized gain on cash flow hedges was net of a tax benefit of $902 and $1,190, respectively. For the three and six months ended February 28, 2017, the unrealized gain on cash flow hedges was net of a tax expense of $817 and $1,078, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	February 28, 2018	August 31, 2017
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$233,628	$194,731
Investments	31,558	32,444
Accounts receivable, net of reserves of $3,335 at February 28, 2018 and $2,738 at August 31, 2017	165,493	148,331
Prepaid taxes	8,110	7,076
Deferred taxes	—	2,668
Prepaid expenses and other current assets	33,278	24,126
Total current assets	472,067	409,376

Property, equipment and leasehold improvements, net	97,470	100,454

Goodwill	716,912	707,560
Intangible assets, net	164,687	173,543
Deferred taxes	5,787	7,412
Other assets	15,569	14,970
TOTAL ASSETS	$1,472,492	$1,413,315

LIABILITIES
Accounts payable and accrued expenses	$59,395	$59,214
Accrued compensation	37,797	61,083
Deferred fees	65,728	47,495
Deferred taxes	—	2,382
Taxes payable	1,774	9,112
Dividends payable	21,799	21,853
Total current liabilities	186,493	201,139

Long-term debt	574,702	575,000
Deferred taxes	25,688	24,892
Deferred fees	4,299	3,921
Taxes payable	31,482	11,484
Deferred rent and other non-current liabilities	37,738	37,188
TOTAL LIABILITIES	$860,402	$853,624
Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 39,047,153 and 51,845,132 shares issued; 38,927,153 and 39,023,032 shares outstanding at February 28, 2018 and August 31, 2017, respectively	390	518
Additional paid-in capital	625,394	741,748
Treasury stock, at cost: 120,000 and 12,822,100 shares at February 28, 2018 and August 31, 2017, respectively	(23,379)	(1,606,678)
Retained earnings	28,283	1,458,823
Accumulated other comprehensive loss	(18,598)	(34,720)
TOTAL STOCKHOLDERS’ EQUITY	$612,090	$559,691

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,472,492	$1,413,315

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Six Months Ended February 28,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$123,516	$133,293
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,372	20,649
Stock-based compensation expense	15,420	13,611
Loss on sale of business	—	1,223
Deferred income taxes	2,934	3,032
Loss on disposition of assets	25	142
Tax benefits from share-based payment arrangements	—	(8,995)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(16,307)	(30,998)
Accounts payable and accrued expenses	147	3,352
Accrued compensation	(23,595)	(17,699)
Deferred fees	18,098	1,152
Taxes payable, net of prepaid taxes	17,166	10,561
Prepaid expenses and other assets	(11,915)	(3,982)
Deferred rent and other non-current liabilities	(186)	2,774
Other working capital accounts, net	14	(57)
Net cash provided by operating activities	153,689	128,058

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	(71,689)
Purchases of investments	(9,487)	(25,149)
Proceeds from sales of investments	9,872	19,501
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(12,375)	(18,046)
Net cash used in investing activities	(11,990)	(95,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(43,406)	(39,568)
Repurchases of common stock	(113,906)	(166,427)
Proceeds from debt	—	65,000
Other financing activities	442	(1,223)
Proceeds from employee stock plans	48,784	34,725
Tax benefits from share-based payment arrangements	—	8,995
Net cash used by financing activities	(108,086)	(98,498)

Effect of exchange rate changes on cash and cash equivalents	5,284	(7,233)
Net increase (decrease) in cash and cash equivalents	38,897	(73,056)
Cash and cash equivalents at beginning of period	194,731	228,407
Cash and cash equivalents at end of period	$233,628	$155,351

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

February 28, 2018

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of the first six months of fiscal 2018, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first six months of fiscal 2018 that had a material impact on the consolidated financial statements.

New Accounting Standards or Updates Recently Adopted

Balance Sheet Classification of Deferred Taxes

During the first quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in November 2015 to simplify the presentation of deferred taxes on the balance sheet. This accounting standard update required an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the previous guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under the new guidance. This accounting standard update is a change to the balance sheet presentation only. The changes have been applied prospectively as permitted by the standard and prior periods have not been restated.

Share-Based Payments

During the first quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in March 2016, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update increases the volatility within the Company’s provision for income taxes as all excess tax benefits or deficiencies related to share-based payments that were previously reported within equity are now recognized in the consolidated statement of income. The adoption of this standard resulted in the recognition of $6.1 million of excess tax benefits to FactSet’s provision for income taxes during the first six months of fiscal 2018. In addition, this standard changed the classification of excess tax benefits presented in the Company's consolidated statements of cash flows from a financing activity to an operating activity, which was applied on a prospective basis as permitted by the standard. Prior periods were not restated. Share-based payment expense continues to reflect estimated forfeitures of share-based payment awards. The remaining provisions of this standard did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Standards or Updates Not Yet Effective

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates, which clarified principles for recognizing revenue arising from contracts with clients and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. These accounting standard updates will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption in fiscal 2018 permitted, and will allow for either full retrospective or modified retrospective adoption. The Company plans to adopt the standard on September 1, 2018, and is currently evaluating the impact of these accounting standard updates on its consolidated financial statements and the method of adoption.

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

Hedge Accounting Simplification

In August 2017, the FASB issued an accounting standard update to reduce the complexity and simplify the application of hedging accounting. The guidance refines and expands hedge accounting for both financial and nonfinancial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued an accounting standard update, which allows companies to reclassify certain stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "TCJA") from accumulated other comprehensive income to retained earnings. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of February 28, 2018 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of February 28, 2018 or August 31, 2017.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at February 28, 2018 and August 31, 2017:

	Fair Value Measurements at February 28, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$35,472	$—	$—	$35,472
Mutual funds (2)	—	20,243	—	20,243
Certificates of deposit (3)	—	11,315	—	11,315
Derivative instruments (4)	—	3,921	—	3,921
Total assets measured at fair value	$35,472	$35,479	$—	$70,951

Liabilities
Derivative instruments (4)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

	Fair Value Measurements at August 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$26,677	$—	$—	$26,677
Mutual Funds (2)	—	18,364	—	18,364
Certificates of deposit (3)	—	14,080	—	14,080
Derivative instruments (4)	—	6,142	—	6,142
Total assets measured at fair value	$26,677	$38,586	$—	$65,263

Liabilities
Derivative instruments (4)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the six months ended February 28, 2018, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only

As of February 28, 2018 and August 31, 2017, the fair value of the Company’s long-term debt was $575 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first six months of fiscal 2018 and 2017, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of February 28, 2018, FactSet maintained the following foreign currency forward contracts on the Indian Rupee to hedge 75% of its exposure through the third quarter of fiscal 2019 and 50% of its exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value
Currency Hedged (in U.S. dollars)	February 28, 2018	August 31, 2017	February 28, 2018	August 31, 2017
Indian Rupee	$58,070	$51,000	$3,921	$6,142

As of February 28, 2018, the gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

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

Fair Value of Derivative Instruments

The following table provides the fair value of derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	February 28, 2018	August 31, 2017
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$3,712	$3,796
	Other assets	$209	$2,346
	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$—	$—

All derivatives were designated as hedging instruments as of February 28, 2018 and August 31, 2017, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended February 28, 2018 and 2017:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2018	2017		2018	2017
Foreign currency forward contracts	$(1,346)	$1,188	SG&A	$824	$(1,030)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the six months ended February 28, 2018 and 2017:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2018	2017		2018	2017
Foreign currency forward contracts	$(1,345)	$539	SG&A	$1,589	$(2,387)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of February 28, 2018, FactSet estimates that approximately $3.7 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of February 28, 2018 and August 31, 2017, there were no net settlements recorded on Consolidated Balance Sheets.

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income and amounts reclassified out of AOCL into earnings during the three months ended February 28, 2018 and 2017 are as follows:

	February 28, 2018		February 28, 2017
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$9,400	$9,400	$861	$861
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(824)	(582)	1,030	651
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(1,346)	(686)	1,188	750
Other comprehensive income (loss)	$7,230	$8,132	$3,079	$2,262

(1)	Reclassified to Selling, General and Administrative Expenses

The components of other comprehensive income and amounts reclassified out of AOCL into earnings during the six months ended February 28, 2018 and 2017 are as follows:

	February 28, 2018		February 28, 2017
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$17,866	$17,866	$(10,636)	$(10,636)
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(1,589)	(1,058)	2,387	1,508
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(1,345)	(686)	539	340
Other comprehensive income (loss)	$14,932	$16,122	$(7,710)	$(8,788)

(2)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	February 28, 2018	August 31, 2017
Accumulated unrealized gains (losses) on cash flow hedges, net of tax	$2,058	$3,802
Accumulated foreign currency translation adjustments	(20,656)	(38,522)
Total accumulated other comprehensive loss	$(18,598)	$(34,720)

7. SEGMENT INFORMATION

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available. The Chief Executive Officer (“CEO”) and senior management jointly review financial information at the operating segment level. Senior management consists of certain executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Technology and Product Officer, Global Head of Sales and Client Solutions, General Counsel and Chief Human Resources Officer. Senior management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”) and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

FactSet’s operating segments are aligned with how the Company, including its CODMG, manages the business and the demographic markets in which FactSet serves. The Company’s internal financial reporting structure is based on three segments; the U.S., Europe and Asia Pacific. FactSet believes this alignment helps it better manage the business and view the markets the Company serves, which are centered on providing integrated global financial and economic information. The primary functional groups within the U.S., Europe and Asia Pacific segments include sales, consulting, data collection, product development and software engineering, which provide global financial and economic information to investment managers, investment banks and other financial services professionals.

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

Expenditures associated with the Company’s data centers, data costs and corporate charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, who focus primarily on content collection and are located in India and the Philippines, benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $716.9 million of goodwill reported by the Company at February 28, 2018, 54% was recorded in the U.S. segment, 45% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended February 28, 2018	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$208,900	$96,206	$30,125	$335,231
Segment operating profit	38,527	36,993	19,965	95,485
Total assets	733,045	634,472	104,975	1,472,492
Capital expenditures	3,729	755	1,979	6,463

For the three months ended February 28, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$191,629	$76,273	$26,452	$294,354
Segment operating profit	36,188	39,932	15,625	91,746
Total assets	675,830	291,643	94,356	1,061,829
Capital expenditures	3,976	170	1,363	5,509

For the six months ended February 28, 2018	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$417,668	$187,933	$58,771	$664,372
Segment operating profit	79,298	69,963	35,322	184,583
Capital expenditures	7,274	2,279	2,822	12,375

For the six months ended February 28, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$382,256	$148,136	$52,025	$582,417
Segment operating profit	76,192	76,516	29,355	182,065
Capital expenditures	15,100	661	2,285	18,046

8. BUSINESS COMBINATIONS

BISAM

On March 17, 2017, FactSet acquired BI-SAM Technologies (“BISAM”) for a total purchase price of $217.6 million. BISAM is a global provider of portfolio performance and attribution, multi-asset risk, GIPS composites management and reporting. BISAM’s product offerings include B-One, BISAM’s cross-asset solution, which will serve as a complement to both FactSet’s portfolio analytics suite and client reporting solutions, and Cognity, which enhances FactSet’s risk analysis for derivatives and quantitative portfolio construction. These factors contributed to a purchase price in excess of fair value of BISAM’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, BISAM employed over 160 employees based primarily in its New York, Boston, Paris, London and Sofia offices. Total transaction costs of $3.2 million were recorded within Selling, General and Administrative (“SG&A”) expenses in the Consolidated Statements of Income during fiscal 2017.

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

Goodwill totaling $173.9 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill generated from the BISAM acquisition is included in the U.S. and European segments and is not deductible for income tax purposes. The results of operations of BISAM have been included in the Company’s Consolidated Statements of Income since the completion of the acquisition on March 17, 2017. Pro forma information has not been presented because the effect of the BISAM acquisition is not material to the Company’s consolidated financial results.

Vermilion

On November 8, 2016, FactSet acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $67.9 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a growing area of the market as regulatory requirements rise; and with the acquisition of Vermilion and its Vermilion Reporting Suite (“VRS”), FactSet now offers a workflow around all elements of the client reporting process, which it expects will expand as investors grow increasingly sophisticated. This factor contributed to a purchase price in excess of fair value of Vermilion’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices. Total transaction costs of $0.7 million were recorded within SG&A expenses in the Consolidated Statements of Income during fiscal 2017.

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

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the six months ended February 28, 2018, are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2017	$386,835	$317,759	$2,966	$707,560
Foreign currency translations	—	11,460	93	11,553
Other adjustments	(640)	(1,561)	—	(2,201)
Balance at February 28, 2018	$386,195	$327,658	$3,059	$716,912

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at February 28, 2018 was 11.5 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first six months of fiscal 2018. Amortizable intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At February 28, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$35,666	$20,812	$14,854
Client relationships	101,598	26,336	75,262
Software technology	107,420	37,897	69,523
Non-compete agreements	4,891	1,978	2,913
Trade names	4,140	2,005	2,135
Total	$253,715	$89,028	$164,687

At August 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,116	$18,899	$15,217
Client relationships	99,779	22,339	77,440
Software technology	105,963	30,889	75,074
Non-compete agreements	4,833	1,518	3,315
Trade names	4,080	1,583	2,497
Total	$248,771	$75,228	$173,543

Amortization expense recorded for intangible assets was $6.2 million and $4.2 million for the three months ended February 28, 2018 and 2017, respectively. Amortization expense recorded for intangible assets was $12.4 million and $8.0 million for the six months ended February 28, 2018 and 2017, respectively. As of February 28, 2018, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2018 (remaining six months)	$12,492
2019	24,089
2020	23,365
2021	21,829
2022	19,459
Thereafter	63,453
Total	$164,687

11. COMMON STOCK AND EARNINGS PER SHARE

On February 7, 2018, FactSet’s Board of Directors approved a regular quarterly dividend of $0.56 per share, or $2.24 per share per annum. The cash dividend of $21.8 million was paid on March 20, 2018 to common stockholders of record at the close of business on February 28, 2018.

Shares of common stock outstanding were as follows:

	Six Months ended February 28,
(in thousands)	2018	2017
Balance at September 1	39,023	40,038
Common stock issued for employee stock plans	495	506
Repurchase of common stock from employees(1)	(6)	(37)
Repurchase of common stock under the share repurchase program	(585)	(985)
Repurchase of common stock under accelerated share repurchase agreement	—	(103)
Balance at February 28, 2018 and 2017, respectively	38,927	39,419

(1)

For the six months ended February 28, 2018 and 2017, the Company repurchased 5,563 and 37,042 shares, or $1.0 million and $5.7 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended February 28, 2018
Basic EPS
Income available to common stockholders	$53,137	38,991	$1.36
Diluted EPS
Dilutive effect of stock options and restricted stock		855
Income available to common stockholders plus assumed conversions	$53,137	39,846	$1.33
For the three months ended February 28, 2017
Basic EPS
Income available to common stockholders	$66,710	39,489	$1.69
Diluted EPS
Dilutive effect of stock options and restricted stock		211
Income available to common stockholders plus assumed conversions	$66,710	39,700	$1.68
For the six months ended February 28, 2018
Basic EPS
Income available to common stockholders	$123,516	39,038	$3.16
Diluted EPS
Dilutive effect of stock options and restricted stock		725
Income available to common stockholders plus assumed conversions	$123,516	39,763	$3.11
For the six months ended February 28, 2017
Basic EPS
Income available to common stockholders	$133,293	39,659	$3.36
Diluted EPS
Dilutive effect of stock options and restricted stock		241
Income available to common stockholders plus assumed conversions	$133,293	39,900	$3.34

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The were no stock options excluded from the calculation of diluted EPS for the three months ended February 28, 2018 as no options would have been anti-dilutive. The number of stock options excluded from the calculation of diluted EPS for the three months ended February 28, 2017 was 487,023 because their inclusion would have been anti-dilutive.

For the three months ended February 28, 2018 and 2017, the number of performance-based stock options excluded from the calculation of diluted EPS was 309,800 and 754,561, respectively. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria are probable of being achieved.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At February 28, 2018 and August 31, 2017, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At February 28, 2018 and August 31, 2017, there were 150,000,000 shares of common stock ($0.01 par value per share) authorized, of which 39,047,153 and 51,845,132 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

On January 31, 2018, FactSet retired 13,292,689 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $1.7 billion at January 31, 2018. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock ($0.1 million), reduce additional paid-in capital (“APIC”) by the average amount recorded in APIC when stock was originally issued ($186.7 million) and any remaining excess of cost as a deduction from retained earnings ($1.5 billion). As of February 28, 2018 there were 120,000 shares of treasury stock (at cost) outstanding, a decrease compared to 12,822,100 as of August 31, 2017 due to the aforementioned treasury stock retirement on January 31, 2018.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first six months of fiscal 2018, the Company repurchased 584,920 shares for $112.9 million compared to 984,822 shares for $160.4 million in the prior year comparable period. As of February 28 2018, $131.2 million remain authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

On March 26, 2018, the Board of Directors of FactSet approved a $300.0 million expansion of to the existing share repurchase program. Subsequent to this expansion, $431.2 million is available for future share repurchases.

Restricted Stock Vesting

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first six months of fiscal 2018, 14,839 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2018 (less 5,563 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 101,234 of previously granted restricted stock awards vested and were included in common stock outstanding as of February 28, 2017 (less 37,042 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
February 7, 2018	$0.56	Regular (cash)	February 28, 2018	$21,799	March 20, 2018
November 8, 2017	$0.56	Regular (cash)	November 30, 2017	$21,902	December 19, 2017
August 10, 2017	$0.56	Regular (cash)	August 31, 2017	$21,853	September 19, 2017
May 5, 2017	$0.56	Regular (cash)	May 31, 2017	$21,951	June 20, 2017
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016

All of the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

On December 19, 2017, the Company’s stockholders approved the amended and restated FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated, which was renamed the Stock Option and Award Plan, as Amended and Restated (the “Long Term Incentive Plan” or “LTIP”). As part of the approved amendment, an additional 5,750,000 shares of common stock were added to the LTIP’s share reserve and the expiration date was extended to December 19, 2027. The LTIP provides for the grant of share-based awards, including stock options and restricted stock awards to employees of FactSet. Stock options granted under the LTIP expire not more than ten years from the date of grant and the majority vest ratably over a period of five years. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, the options may be exercised only by the grantee.

Stock Option Activity

During the first six months of fiscal 2018, FactSet granted 569,305 stock options at a weighted average exercise price of $190.04 to existing employees of the Company. As of February 28, 2018, a total of 3,401,562 stock options were outstanding, at a weighted average exercise price of $151.15. Unamortized stock-based compensation of $70.8 million is expected to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.5 years.

A summary of stock option activity is as follows:

(in thousands, except exercise price per share)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2017	3,366	$139.29
Granted – non performance-based	554	$189.98
Exercised	(226)	$104.90
Forfeited	(25)	$133.89
Balance at November 30, 2017	3,669	$149.09
Granted – non performance-based	16	$192.11
Granted – non-employee Directors grant	19	$197.75
Exercised	(220)	$118.75
Forfeited	(82)	$164.59
Balance at February 28, 2018	3,402	$151.15

The total number of in-the-money options exercisable as of February 28, 2018 was 1.1 million with a weighted average exercise price of $122.44. The total number of in-the-money options exercisable as of August 31, 2017 was 0.9 million with a weighted average exercise price of $105.14. As of February 28, 2018 and August 31, 2017, the aggregate intrinsic value of in-the-money stock options exercisable was $89.4 million and $49.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock prices of $203.18 and $157.18 on February 28, 2018 and August 31, 2017, respectively, and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended February 28, 2018 and 2017 was $17.2 million and $14.1 million, respectively. The total pre-tax intrinsic value of stock options exercised during the six months ended February 28, 2018 and 2017 was $35.2 million and $30.5 million, respectively.

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

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, FactSet granted 68,761 performance-based options during the second quarter of fiscal 2015 that are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. In the second quarter of fiscal 2018, FactSet modified the vesting criteria of the grant, which resulted in 40% of the options deemed eligible to vest, with the remaining options forfeited. No cumulative catch-up adjustment was required because FactSet had expected the 40% level to be achieved. The option holders must remain employed by FactSet through February 28, 2019 in order for the options to vest. As of February 28, 2018, total unamortized stock-based compensation of $0.3 million will be recognized as expense over the remaining vesting period of 0.9 years.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of February 28, 2018, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future periods could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
100%	$609	$2,096

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2018.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of February 28, 2018, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
80%	$948	$6,160
90%	$1,066	$6,930
100%	$1,185	$7,700

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of February 28, 2018.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first six months of fiscal 2018, FactSet granted 961 restricted stock awards to employees of the Company at a weighted average grant date fair value of $182.17. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of February 28, 2018 a total of 155,113 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $15.1 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.1 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2017	182	$138.62
Granted	1	$182.17
Forfeited	(10)	$114.37
Vested	(11)	$157.37
Balance at November 30, 2017	162	$139.12
Granted	—	$—
Forfeited	(3)	$120.28
Vested	(4)	$135.97
Balance at February 28, 2018	155	$139.55

As of February 28, 2018 and August 31, 2017, the aggregate fair value of unvested restricted stock was $31.5 million and $28.6 million, respectively. Aggregate fair value of unvested restricted stock represents the Company’s closing stock prices of $203.18 and $157.18 on February 28, 2018 and August 31, 2017, respectively, multiplied by the number of unvested restricted stock as of that date.

The total pre-tax fair value of restricted stock that vested during the three months ended February 28, 2018 and 2017 was $0.7 million and $1.1 million, respectively. The total pre-tax fair value of restricted stock that vested during the six months ended February 28, 2018 and 2017 was $2.7 million and $15.6 million, respectively.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2017	897	42
Granted – nonperformance-based options	(554)	—
Granted – restricted stock awards(1)	(2)	—
Share-based awards canceled/forfeited(2)	51	—
Balance at November 30, 2017	392	42
Increase in the number of shares available for issuance(3) (4)	5,750	250
Granted – non performance-based options	(16)	(19)
Share-based awards canceled/forfeited(2)	89	—
Balance at February 28, 2018	6,215	273

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

(3)	On December 19, 2017, the Company’s stockholders approved the LTIP. As part of the approval, an additional 5,750,000 shares of common stock were added to the LTIP’s share reserve.

(4)

On December 19, 2017, the Company’s stockholders approved the amended and restated 2008 Non-Employee Directors’ Stock Option Plan, which was renamed the Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated (the “Director Plan”).  As part of the approval, an additional 250,000 shares of commons stock were added to the Director Plan share reserve.

Employee Stock Purchase Plan

On December 19, 2017, the Company’s stockholders approved the amended and restated 2008 Employee Stock Purchase Plan, as Amended and Restated, which was renamed the Employee Stock Purchase Plan, as Amended and Restated (the “ESPP”). Shares of FactSet common stock may be purchased by eligible employees under the ESPP in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and a $25,000 contribution limit during an offering period.

During the three months ended February 28, 2018 employees purchased 14,805 shares at a weighted average price of $171.23 as compared to 20,744 shares at a weighted average price of $135.48 for the three months ended February 28, 2017. During the six months ended February 28, 2018, employees purchased 34,394 shares at a weighted average price of $150.25 as compared to 37,240 shares at a weighted average price of $135.77 for the six months ended February 28, 2017. At February 28, 2018, the ESPP had 298,778 shares reserved for future issuance.

401(k) Plan

The Company established its 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $5.5 million and $4.6 million in matching contributions to employee 401(k) accounts during the six months ended February 28, 2018 and 2017, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $7.9 million and $15.4 million during the three and six months ended February 28, 2018, respectively. Similarly, the Company recognized total stock-based compensation expense of $7.2 million and $13.6 million during the three and six months ended February 28, 2017, respectively. As of February 28, 2018, $85.9 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.4 years. There was no stock-based compensation capitalized as of February 28, 2018 or August 31, 2017, respectively.

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

Q1 2018	553,942 nonperformance-based employee stock options were granted at a weighted average exercise price of $189.98 and a weighted average estimated fair value of $48.27 per share.
Q2 2018	15,363 nonperformance-based employee stock options were granted at a weighted average exercise price of $192.11 and a weighted average estimated fair value of $48.82 per share.
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

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three months ended February 28,	2018			2017
Term structure of risk-free interest rate	1.28%	-	2.41%	0.49%	-	1.89%
Expected life (years)			7.4			7.4
Term structure of volatility	19%	-	29%	21%	-	29%
Dividend yield			1.32%			1.18%
Weighted average estimated fair value			$48.82			$43.81
Weighted average exercise price			$192.11			$169.16
Fair value as a percentage of exercise price			25.4%			25.9%

Six months ended February 28,	2018			2017
Term structure of risk-free interest rate	1.28%	-	2.41%	0.07%	-	2.09%
Expected life (years)			7.4			7.4
Term structure of volatility	19%	-	29%	21%	-	30%
Dividend yield			1.32%			1.18%
Weighted average estimated fair value			$48.29			$39.95
Weighted average exercise price			$190.04			$153.87
Fair value as a percentage of exercise price			25.4%			26.0%

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

Non-Employee Director Stock Option Fair Value Determinations

On December 19, 2017, the Company’s stockholders approved the Director Plan. The Director Plan provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As part of the stockholder approval, the expiration date of the Director Plan was extended to December 19, 2027 and the number of shares reserved for issuance under the Director Plan was increased by 250,000. As of February 28, 2018, shares available for future grant was 273,222.

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

Fiscal 2018

On January 12, 2018, FactSet granted 18,963 stock options to the Company’s non-employee Directors. These options have a weighted average estimated fair value of $38.76 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.34%
Expected life (years)	5.4
Expected volatility	19.7%
Dividend yield	1.16%

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first six months of fiscal 2018, there were 961 restricted stock awards granted with a weighted average grant date fair value of $182.17. During the first six months of fiscal 2017, there were 12,927 restricted stock awards granted with a weighted average grant date fair value of $157.50.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended February 28, 2018, employees purchased 14,805 shares at a weighted average price of $171.23 as compared to 20,744 shares at a weighted average price of $135.48 for the three months ended February 28, 2017. During the six months ended February 28, 2018, employees purchased 34,394 shares at a weighted average price of $150.25 as compared to 37,240 shares at a weighted average price of $135.77 for the six months ended February 28, 2017. Stock-based compensation expense recorded during the three months ended February 28, 2018 and 2017, relating to the ESPP, was $0.5 million and $0.6 million, respectively. Stock-based compensation expense recorded for the six months ended February 28, 2018 and 2017, relating to the ESPP, was $1.1 million and $1.0 million, respectively.

The weighted average estimated fair value for the shares repurchased under the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended February 28,	2018	2017
Risk-free interest rate	1.45%	0.51%
Expected life (months)	3	3
Expected volatility	13.9%	7.8%
Dividend yield	1.11%	1.25%
Weighted average estimated fair value	$35.02	$25.88

Six months ended February 28,	2018	2017
Risk-free interest rate	1.26%	0.44%
Expected life (months)	3	3
Expected volatility	10.52%	8.9%
Dividend yield	1.29%	1.19%
Weighted average estimated fair value	$29.76	$27.85

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended February 28,		Six months ended February 28,
(in thousands)	2018	2017	2018	2017
Income before income taxes	$92,213	$89,490	$178,392	$179,310
Total provision for income taxes	$39,076	$22,780	$54,876	$46,017
Effective tax rate	42.4%	25.5%	30.8%	25.7%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. On December 22, 2017, the U.S. government enacted comprehensive tax legislation through the TCJA. The TCJA significantly revises U.S. corporate income tax including, lowering the statutory U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, implementing a modified territorial tax system and imposing a mandatory one-time transition tax on accumulated earnings and profits (“E&P”) of foreign subsidiaries that were previously deferred from U.S. income taxes. While the Company has not finalized the accounting for the tax effects of the enactment of the TCJA, FactSet has made a reasonable estimate of the effects on the existing U.S. deferred tax balances and the one-time transition tax. The Company will continue to refine its calculations as additional analyses are completed. In addition, the estimates may also be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.

FactSet had approximately $250 million in undistributed foreign E&P generated prior to December 31, 2017, which resulted in a provisional amount for the one-time transition tax expense of $23.2 million, payable over an eight-year period. This amount may change as the Company finalizes the calculation of foreign E&P previously deferred from U.S. federal taxation, as well as the analysis of available foreign tax credits. Due to the changes in taxation of undistributed foreign earnings under the TCJA, FactSet will continue to analyze foreign subsidiary earnings, as well as global working capital requirements, and may repatriate earnings when the amounts are remitted substantially free of additional tax.

Due to FactSet’s August 31 fiscal year-end, the lower tax rate will be phased in, resulting in a blended U.S. statutory federal rate of 25.7% for the full fiscal 2018 year and a 21% rate for subsequent years. The reduction in the statutory federal rate also required the remeasurment of the Company’s net U.S. deferred tax position, which resulted in a non-recurring tax charge of $2.2 million recorded during the second quarter of fiscal 2018. The provisional expense related to the one-time transition tax on the undistributed foreign earnings and the non-recurring tax charge from the remeasurement of deferred taxes were partially offset by the lower blended U.S. statutory rate and the recognition of excess tax benefits from the adoption of the employee share-based payment accounting standard.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	February 28, 2018	August 31, 2017
Deferred tax assets:
Receivable reserve	$573	$811
Depreciation on property, equipment and leasehold improvements	2,495	2,220
Deferred rent	7,761	11,615
Stock-based compensation	13,687	20,117
Purchased intangible assets, including acquired technology	(22,359)	(32,742)
Other	3,630	8,059
Total deferred tax assets	$5,787	$10,080

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	February 28, 2018	August 31, 2017
Deferred tax liabilities:
Stock-based compensation	$(854)	$(815)
Depreciation on property, equipment and leasehold improvements	551	168
Purchased intangible assets, including acquired technology	25,265	26,231
Other	726	1,690
Total deferred tax liabilities	$25,688	$27,274

Unrecognized Tax Positions

Applicable accounting guidance prescribes a comprehensive model for the financial statement recognition, measurement, classification and disclosure of uncertain tax positions that a company has taken or expects to take on a tax return. A company can recognize the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest on all tax exposures for which reserves have been established, consistent with jurisdictional tax laws.

As of February 28, 2018, the Company had gross unrecognized tax benefits totaling $11.1 million, including $1.6 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first six months of fiscal 2018:

(in thousands)
Unrecognized income tax benefits at August 31, 2017	$11,484
Additions based on tax positions related to the current year	1,895
Additions for tax positions of prior years	300
Reductions from settlements with taxing authorities	(2,601)
Unrecognized income tax benefits February 28, 2018	$11,078

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities.

At February 28, 2018, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.	2014	through	2018
Federal	2014	through	2018
State (various)
Europe
France	2014	through	2018
United Kingdom	2016	through	2018
Germany	2017	through	2018

16. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	February 28, 2018	August 31, 2017
2017 Revolving Credit Facility	$574,702	$575,000
Total Outstanding Debt	$574,702	$575,000

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet, and net of related amortized loan origination fees at February 28, 2018. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended February 28, 2018 and 2017, the Company paid approximately $3.6 million and $1.3 million in interest on its outstanding debt amounts, respectively. During the six months ended February 28, 2018 and 2017, the Company paid approximately $7.0 million and $2.4 million in interest on its outstanding debt amounts, respectively. As of February 28, 2018, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in material compliance with all of the covenants of the 2017 Credit Agreement as of February 28, 2018.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At February 28, 2018, FactSet leased approximately 202,000 square feet of existing office space for its headquarters at 601 Merritt 7, Norwalk, Connecticut. On February 14, 2018, the Company entered into a new lease to relocate its corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. FactSet expects to take possession of the newly leased property on or around January 1, 2019, for fit-out purposes. The Company will continue to occupy its existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020. Including new lease agreements executed during fiscal 2018, the Company’s worldwide leased office space increased to approximately 1,760,000 square feet at February 28, 2018, up 617,000 square feet, or 54.0%, from August 31, 2017. This increase was primarily related to the lease of additional office space in the Philippines and the new headquarters lease signed in February 2018. The Company’s significant locations are listed under Item 2, Properties, within the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Company’s non-cancelable operating leases expire on various dates through 2035. The Company believes the amount of leased office space as of February 28, 2018 is adequate for its current needs and that additional space is available for lease to meet any future needs.

Total minimum rental payments associated with the leases are recorded as rent expense (a component of SG&A expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of February 28, 2018, including the fully executed lease for its new headquarters in Norwalk, Connecticut are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments
2018 (remaining six months)	$22,078
2019	45,592
2020	41,122
2021	34,967
2022	32,604
Thereafter	252,878
Total	$429,241

Rent expense (including operating costs) for all operating leases amounted to $13.5 million and $11.5 million during the three months ended February 28, 2018 and 2017, respectively. Rent expense for all operating leases amounted to $26.5 million and $22.9 million during the six months ended February 28, 2018 and 2017, respectively. At February 28, 2018, and August 31, 2017, deferred rent reported within the Consolidated Balance Sheets totaled $38.4 million and $37.4 million, of which $34.1 million and $33.5 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $1.9 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s leased office space as of February 28, 2018. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2018, FactSet was in material compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2017, the Company had total purchase commitments with suppliers of $81.0 million. There were no material changes in the Company’s purchase commitments with suppliers during the first six months of fiscal 2018.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on information available at February 28, 2018, FactSet’s management does not believe that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At February 28, 2018, the Company’s largest individual client accounted for approximately 2% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2017. As of February 28, 2018, the receivable reserve was $3.3 million compared to a reserve of $2.7 million as of August 31, 2017.

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

Executive Overview

We are a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. We deliver insight and information to investment professionals through our analytics, service, content, and technology. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, we offer unique and third-party content through desktop, web, mobile and off-platform solutions. Our broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, we have continued to expand our solutions across the investment lifecycle from idea generation to performance and client reporting. Our revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

Fiscal 2018 Second Quarter in Review

Revenues in the second quarter were $335.2 million, an increase of 13.9% from the prior year comparable period. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, organic revenues grew 5.7% over the previous year. Annual subscription value (“ASV”) during the quarter grew 5.8% organically and totaled $1.35 billion as of February 28, 2018. Both our analytics and content and technology solutions (“CTS”) offerings demonstrated consistent growth with continued strong performance through add-on sales and new client additions during the second quarter of fiscal 2018.

While this growth represented positive results in the current quarter and an improvement over the first quarter of fiscal 2018, our organic ASV and revenue growth rates were below the growth experienced a year ago. Our growth has been negatively impacted by an industry shift from active to passive investing, our client’s increased focus on controlling the total cost of ownership and the ongoing consolidation in the financial markets.

Operating income increased 4.1%, while diluted earnings per share (“EPS”) decreased 20.8% compared to the prior year period. The increase in operating income was due primarily to an increase in revenue of 13.9%, partially offset by higher costs associated with our recent acquisitions and incremental employee compensation costs. The decrease in EPS was primarily due to the impacts from the TCJA.

As of February 28, 2018, employee count was 9,361, up 9.0% in the past 12 months. Excluding workforces acquired in the last 12 months, headcount increased 4.7% from a year ago. Of our total employees, 2,461 were located in the U.S., 1,242 in Europe and 5,658 in the Asia Pacific region.

Additionally, FactSet received 11 industry awards, recognizing the strength of FactSet’s products and people. Awards included Best Buy-Side Performance Measurement and Attribution Product from Waters Technology, and Risk Management Solutions Provider of the Year from Private Equity Wire.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended February 28,
(in millions, except client and user counts)	2018	2017	Change
Revenues	$335.2	$294.4	13.9%
Operating income	$95.5	$91.7	4.1%
Net income	$53.1	$66.7	(20.4)%
Diluted EPS	$1.33	$1.68	(20.8)%
Free cash flow(1)	$86.1	$71.4	20.6%
As reported ASV	$1,348.8	$1,186.9	13.6%	(2)
Clients	4,895	4,404	11.1%	(3)
Users	88,646	85,788	3.3%	(4)

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

(2)

In the third quarter of fiscal 2017, FactSet changed its ASV definition to exclude professional services as these fees are not subscription-based. The prior year reported ASV was not restated to reflect this change, which included $5.5 million of professional services.

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

Annual Subscription Value

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.35 billion at February 28, 2018 and excludes professional services fees billed in the last 12 months, which are not subscription-based. We grew organic ASV by $68.5 million, or 5.8%, from a year ago. Organic ASV excludes ASV from acquisitions and dispositions completed within the past 12 months and the effects of foreign currency. The increase in organic ASV was driven by add-on sales within our existing client base and the addition of new clients, partially offset by client cancellations.

Buy-side and sell-side ASV growth rates for the second quarter of fiscal 2018 were 6.0% and 4.6%, respectively. Buy-side clients account for 84.4% of ASV, while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research. The second quarter of fiscal 2018 growth rates for both buy and sell-side clients represent a decrease from prior year growth rates due to continuing cost pressure on our clients and delays in purchasing our solutions due to economic and market uncertainty.

ASV from U.S. operations was $842.0 million, increasing 8.8% over prior year and 5.0% organically. This increase in organic ASV is primarily attributed to growth in our analytics and CTS products, combined with our annual price increase for select U.S. investment management clients of $10.2 million, higher than the prior year price increase of $9.5 million. ASV from international operations was $506.8 million, increasing 22.6% over prior year and 7.2% organically. International ASV now represents 37.6% of total ASV, up from 34.8% a year ago. This shift in ASV to international operations was due primarily to acquisitions completed in the last 12 months, growth in the fixed income and risk analytics products within the European segment, and an increase in new business sales of analytics products to asset managers in Asia Pacific.

Client and User Additions

Our total client count was 4,895 as of February 28, 2018, representing a net increase of 86 clients in the past three months. In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes. Client count has increased by 11.1% in the last 12 month. We continue to focus on expanding and cultivating relationships with our current client base as it is essential to our long-term growth strategy and assists in our upsell of workstations, applications and content at our existing clients.

As of February 28, 2018, there were 88,646 professionals using FactSet. In the second quarter of fiscal 2017, FactSet also changed its user count definition to account for users from workstations previously not captured due to certain product bundling and to include StreetAccount web product users. The prior year user count was restated to reflect this change for comparison purposes. User count increased by 53 in the past three months primarily due to an increase in workstation sales. User count has increased by 3.3% in the last 12 months primarily due to expansion at existing clients and new client acquisitions.

Annual client retention as of February 28, 2018 was greater than 95% of ASV and 89% when expressed as a percentage of clients. Our retention success, demonstrating that a majority of our clients maintain their subscriptions to FactSet year over year, highlights the strength of our business model. At February 28, 2018, our largest individual client accounted approximately 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.

Returning Value to Stockholders

On February 7, 2018, FactSet’s Board of Directors approved a regular quarterly dividend of $0.56 per share, or $2.24 per share per annum. The cash dividend of $21.8 million was paid on March 20, 2018 to common stockholders of record at the close of business on February 28, 2018. We repurchased 420,000 shares for $81.9 million during the second quarter of fiscal 2018 under our existing share repurchase program. Over the last 12 months, we have returned $293.2 million to stockholders in the form of share repurchases and cash dividends, funded by cash generated from operations. As of February 28, 2018, $131.2 million remained available for future share repurchases.

On March 26, 2018, the Board of Directors of FactSet approved a $300.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $431.2 million is available for future share repurchases.

Capital Expenditures

Capital expenditures in the second quarter of fiscal 2018 were $6.5 million, compared with $5.5 million a year ago. Approximately $5.5 million, or 84%, of our capital expenditures was for upgrades to existing computer systems in Norwalk, additional server equipment for our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. The remainder of our capital expenditures was primarily for the build out of new office space.

Results of Operations

For an understanding of the significant factors that influenced our performance for the six months ended February 28, 2018 and 2017, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended February 28,			Six months ended February 28,
(in thousands, except per share data)	2018	2017	Change	2018	2017	Change
Revenues	$335,231	$294,354	13.9%	$664,372	$582,417	14.1%
Cost of services	$163,232	$131,635	24.0%	$324,756	$258,885	25.4%
Selling, general and administrative	$76,514	$70,973	7.8%	$155,033	$141,467	9.6%
Operating income	$95,485	$91,746	4.1%	$184,583	$182,065	1.4%
Net income	$53,137	$66,710	(20.3)%	$123,516	$133,293	(7.3)%
Diluted EPS	$1.33	$1.68	(20.8)%	$3.11	$3.34	(6.9)%
Diluted weighted average common shares	39,846	39,700		39,763	39,900

Revenues

Three months ended February 28, 2018 compared to three months ended February 28, 2017

Revenues for the three months ended February 28, 2018 were $335.2 million, up 13.9% compared to the same period a year ago. The increase in revenue was driven primarily by acquisitions and strong sales from our analytics and CTS products. Acquisitions completed in the last twelve months added $24.7 million in revenues during the second quarter of fiscal 2018. Within analytics, we saw strong contributions from our portfolio analytics, risk, portfolio services and fixed income products and leveraged our multi-asset class risk offering to increase our competitive positioning in the global market. CTS had a strong second quarter and continued momentum around our expanding suite of data feeds. Offsetting these positive growth factors were cancellations due to firm closures and consolidations of services leading to redundancies. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, our organic revenue growth rate was 5.7%.

Six months ended February 28, 2018 compared to six months ended February 28, 2017

Revenues for the six months ended February 28, 2018 were $664.4 million, up 14.1% compared to the same period a year ago. The increase in revenue was driven by acquisitions, continued momentum from our analytics and CTS products and a solid performance from our wealth products.

Revenues by Geographic Region

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2018	2017	Change	2018	2017	Change
U.S.	$208,900	$191,629	9.0%	$417,668	$382,256	9.3%
% of revenues	62.3%	65.1%		62.9%	65.6%
Europe	$96,206	$76,273	26.1%	$187,933	$148,136	26.9%
Asia Pacific	30,125	26,452	13.9%	58,771	52,025	13.0%
International	$126,331	$102,725	23.0%	$246,704	$200,161	23.3%
% of revenues	37.7%	34.9%		37.1%	34.4%
Consolidated	$335,231	$294,354	13.9%	$664,372	$582,417	14.1%

Three months ended February 28, 2018 compared to three months ended February 28, 2017

Revenues from our U.S. segment increased 9.0% to $208.9 million during the three months ended February 28, 2018, compared to the same period a year ago, primarily from the analytics suite and data feed products. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 4.8% compared to the same period a year ago. Revenues from our U.S. operations accounted for 62.3% of our consolidated revenues during the second quarter of fiscal 2018, a decrease from 65.1% in the prior year. This shift in revenues was due primarily to additional revenue from recent acquisitions largely impacting the European segment, as well as international sales growth that outpaced the growth in the U.S. segment.

European revenues grew 26.1%, compared to the same period a year ago, due primarily to recent acquisitions, which have significant operations in the European markets, along with competitive wins in our fixed income products and continued performance from our risk analytics products. Organic revenues in the European segment were up 5.2% compared to the year ago second quarter. Foreign currency exchange rate fluctuations increased our European revenue growth rate by 270 basis points. Year over year organic growth rates in Europe were negatively impacted by regulatory environment and political events, resulting in delayed purchasing decisions.

Asia Pacific revenue growth of 13.9% was primarily due to an increase in new business with asset managers focused on our risk analytics products. Foreign currency exchange rate fluctuations increased our Asia Pacific revenue growth rate by 70 basis points.

Six months ended February 28, 2018 compared to three months ended February 28, 2017

Revenues from our U.S. segment increased 9.3% to $417.7 million during the six months ended February 28, 2018, compared to the same period a year ago. Our U.S. revenue growth rate of 9.3% for the first six months of fiscal 2018 reflects the performance of analytics suite and data feed products and incremental revenue from acquisitions completed in the last 12 months. Excluding the effects of acquisitions and dispositions, organic revenues in the U.S. were up 4.8% compared to the prior year period. Revenues from our U.S. operations accounted for 62.9% of our consolidated revenues during the first six months of fiscal 2018, a decrease from 65.6% in the prior year.

European revenues grew 26.9% during the six months ended February 28, 2018, compared to the same period a year ago due primarily from recent acquisitions, along with increased sales of our fixed income products. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenues grew 5.5% for the six months ended February 28, 2018, compared to the same period a year ago. Foreign currency exchange rate fluctuations increased our European revenue growth rate by 210 basis points.

Asia Pacific revenue growth of 13.0% during the six months ended February 28, 2018, compared to the same period a year ago primarily due to growth from our analytics suite. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenues grew 12.9% for the six months ended February 28, 2018, compared to the same period a year ago. Foreign currency exchange rate fluctuations decreased our Asia Pacific revenue growth rate by 30 basis points.

Operating Expenses

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2018	2017	Change	2018	2017	Change
Cost of services	$163,232	$131,635	24.0%	$324,756	$258,885	25.4%
SG&A	76,514	70,973	7.8%	155,033	141,467	9.6%
Total operating expenses	$239,746	$202,608	18.3%	$479,789	$400,352	19.8%
Operating Income	$95,485	$91,746	4.1%	$184,583	$182,065	1.4%
Operating Margin	28.5%	31.2%		27.8%	31.3%

Cost of Services

Three months ended February 28, 2018 compared to three months ended February 28, 2017

For the three months February 28, 2018, cost of services increased 24.0% to $163.2 million, compared to $131.6 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 48.7% during the second quarter of fiscal 2018, an increase of 400 basis points over the prior year period due to higher employee compensation, amortization of intangible assets, and data costs.

Employee compensation, when expressed as a percentage of revenues increased 120 basis points in the second quarter of fiscal 2018 compared to the same period a year ago. The increase is primarily due to 769 net new employee additions over the last 12 months, inclusive of employees acquired from acquisitions, with the majority of their compensation included in cost of services, annual base salary increases during the last 12 months, incremental hires in our centers of excellence located in India and the Philippines, and a foreign currency impact on employee compensation. As of February 28, 2018, approximately 71% of our employee base performed roles within cost of services.

Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 50 basis points in the second quarter of fiscal 2018 compared to the same period a year ago, primarily due to recent acquisitions, which added $93.2 million of intangible assets to be amortized over a weighted-average life of 11.5 years. Data costs, when expressed as a percentage of revenues, increased 100 basis points due primarily from our recent acquisitions and higher variable data costs associated with additional users of FactSet.

Six months ended February 28, 2018 compared to three months ended February 28, 2017

For the six months ended February 28, 2018, cost of services increased 25.4% to $324.8 million, compared to $258.9 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 48.9% during the first six months of fiscal 2018, an increase of 440 basis points over the prior year period. This increase was primarily due to higher employee compensation costs driven by an increased employee base, restructuring actions , amortization of intangible assets associated with our recent acquisitions, and data costs from acquisitions and additional users of FactSet.

SG&A

Three months ended February 28, 2018 compared to three months ended February 28, 2017

For the three months ended February 28, 2018, SG&A expenses increased to $76.5 million, up 7.8%, from $71.0 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, were 22.8% during the second quarter of fiscal 2018, a decrease of 130 basis points over the prior year period as a result of lower employee compensation, foreign currency exchange gains on hedging activities and increased revenues while holding overhead costs flat on a year over year basis.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues, decreased 100 basis points in the second quarter of fiscal 2018 compared to the same period a year ago. The decrease is primarily related to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role.

Six months ended February 28, 2018 compared to three months ended February 28, 2017

For the six months ended February 28, 2018, SG&A expenses increased to $155.0 million, up 9.6% from $141.5 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, was 23.3% during the first six months of fiscal 2018 a decrease of 100 basis points over the prior year period. This decrease was primarily due to revenue growth outpacing the growth of SG&A related expenses on a year over year basis, foreign currency exchange gains on hedging activities and lower employee compensation.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 30 basis points during the first six months of fiscal 2018 compared to the same period a year ago. The decrease is primarily related to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role, partially offset by restructuring actions.

Operating Income and Operating Margin

Three months ended February 28, 2018 compared to three months ended February 28, 2017

Operating income increased 4.1% to $95.5 million for the three months ended February 28, 2018, compared to the prior year period. Our operating margin during the second quarter of fiscal 2018 was 28.5%, down from 31.2% a year ago. The lower operating margin was primarily due to higher intangible asset amortization and data costs from recent acquisitions, an increase in employee compensation costs, and a weaker U.S. dollar, which resulted in a negative impact from foreign currency, partially offset by a gain on our Indian Rupee foreign exchange hedges.

Six months ended February 28, 2018 compared to three months ended February 29, 2017

Operating income increased 1.4% to $184.6 million for the six months ended February 28, 2018, compared to the prior year period. Our operating margin during the first six months of fiscal 2018 was 27.8%, down from 31.3% a year ago period. The lower operating margin was primarily due to higher expenses from recent acquisition, an increase in employee compensation costs and, restructuring actions, partially offset by a gain on our Indian Rupee foreign exchange hedges.

Operating Income by Segment

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2018	2017	Change	2018	2017	Change
U.S.	$38,527	$36,188	6.5%	$79,298	$76,192	4.1%
Europe	36,993	39,932	(7.4)%	69,963	76,516	(8.6)%
Asia Pacific	19,965	15,626	27.8%	35,322	29,357	20.3%
Consolidated	$95,485	$91,746	4.1%	$184,583	$182,065	1.4%

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve and how the chief operating decision maker assesses performance. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments; therefore, the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Three months ended February 28, 2018 compared to three months ended February 28, 2017

U.S. operating income increased 6.5% to $38.5 million during the three months ended February 28, 2018, compared to $36.2 million in the same period a year ago. The increase in U.S. operating income is primarily from revenue growth of 9.0% and foreign currency exchange gains on hedging activities, partially offset by higher employee compensation and data costs. U.S. revenue growth was driven by U.S. organic ASV growth of 5.0% and sales of our analytics suite and CTS products to institutional asset managers. Employee compensation increased primarily due to annual base salary increases during the last 12 months, higher employee benefit costs, including medical expenditures and a 1.3% increase in the U.S. employee headcount year over year. Data costs increased from our recent acquisitions and additional users of FactSet.

European operating income decreased 7.4% to $37.0 million during the three months ended February 28, 2018, compared to $39.9 million in the same period a year ago. The decrease in European operating income was due to higher employee compensation, amortization of intangible assets, and data cost partially offset by revenue growth. The impact of foreign currency decreased European operating income by $2.2 million year over year. Employee compensation was higher year over year as a result of 355 net new employees in our European offices over the last 12 months. These employees are primarily from our recent acquisitions. Amortization of intangible assets increased due to acquired intangible assets from the recent acquisitions, the majority of which reside within our European segment. Data costs increased primarily from higher data costs related to our recently acquired businesses. These costs were partially offset by European revenue growth from increased sales in fixed income and risk analytics products.

Asia Pacific operating income increased 27.8% to $20.0 million during the three months ended February 28, 2018, compared to $15.6 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 13.9%, partially offset by a rise in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $0.3 million year over year. Asia Pacific revenue growth was due primarily to an increase in new business focused on our risk analytics suite. Employee compensation was higher year over year as a result of a 7.2% increase in our Asia Pacific workforce.

Six months ended February 28, 2018 compared to six months ended February 28, 2017

U.S. operating income increased 4.1% to $79.3 million during the six months ended February 28, 2018, compared to $76.2 million in the same period a year ago. The increase in U.S. operating income is primarily due to revenue growth of 9.3% and foreign currency exchange gains on hedging activities, partially offset by increases in expenses related to employee compensation, computer equipment and data costs. Employee compensation increased primarily due to annual base salary increases, restructuring actions, higher employee benefit costs including medical expenditures, and a 1.3% increase in employee headcount in our U.S. offices year over year. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 22.5% year over year due to upgrades to existing computer systems in Norwalk, additional server equipment in our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. Data costs increased due primarily to higher third-party data costs from our recent acquisitions and additional users of FactSet.

European operating income decreased 8.6% to $70.0 million during the six months ended February 28, 2018, compared to $76.5 million in the same period a year ago. The decrease in European operating income was due to higher employee compensation, amortization of intangible assets, and data cost partially offset by revenue growth of 26.9%. The impact of foreign currency decreased European operating income by $2.5 million year over year. Employee compensation was higher year over year as a result of a 40.0% increase in employee headcount in our European offices year over year. These employees are primarily from our recent acquisitions. Amortization of intangible assets increased due to intangible assets acquired from the recent acquisitions, the majority of which reside in our European segment. Data costs increased due primarily to higher data costs related to our recently acquired businesses.

Asia Pacific operating income increased 20.3% to $35.3 million during the six months ended February 28, 2018, compared to $29.4 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 13.0%, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $0.7 million year over year. Employee compensation was higher year over year as a result of a 7.2% increase in our Asia Pacific workforce year over year.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended February 28,			Six months ended February 28,
(in thousands)	2018	2017	Change	2018	2017	Change
Provision for income taxes	$39,076	$22,780	71.5%	$54,876	$46,017	19.3%
Net income	$53,137	$66,710	(20.3)%	$123,516	$133,293	(7.3)%
Diluted EPS	$1.33	$1.68	(20.8)%	$3.11	3.34	(6.9)%

Income Taxes

Three months ended February 28, 2018 compared to three months ended February 28, 2017

For the three months ended February 28, 2018, the provision for income taxes was $39.1 million, up 71.5% from the same period a year ago. On December 22, 2017, the U.S. government enacted comprehensive tax legislation through the TCJA. The TCJA significantly revises the U.S. corporate income tax including, lowering the statutory U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, implementing a modified territorial tax system and imposing a mandatory one-time transition tax on accumulated earnings and profits (“E&P”) of foreign subsidiaries that were previously deferred from U.S. income taxes. While we have not finalized the accounting for the tax effects of the enactment of the TCJA, we have made a reasonable estimate of the effects on the existing U.S. deferred tax balances and the one-time transition tax. We will continue to refine our calculations as additional analyses are completed. In addition, the estimates may also be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.

We had approximately $250 million in undistributed foreign E&P generated prior to December 31, 2017, which resulted in a provisional amount for the one-time transition tax expense of $23.2 million, payable over an eight-year period. This amount may change as we finalize the calculation of foreign E&P previously deferred from U.S. federal taxation, as well as the analysis of available foreign tax credits. Due to the changes in taxation of undistributed foreign earnings under the TCJA, we will continue to analyze foreign subsidiary earnings, as well as global working capital requirements, and may repatriate earnings when the amounts are remitted substantially free of additional tax.

Due to our August 31 fiscal year-end, the lower tax rate will be phased in, resulting in a blended U.S. statutory federal rate of 25.7% for the full fiscal 2018 year and a 21% rate for subsequent years. The reduction in the statutory federal rate also required the remeasurment of our net U.S. deferred tax position, which resulted in a non-recurring tax charge of $2.2 million recorded during the second quarter of fiscal 2018. The provisional expense related to the one-time transition tax on the undistributed foreign earnings and the non-recurring tax charge from the remeasurement of deferred taxes were partially offset by the lower blended U.S. statutory rate and the recognition of excess tax benefits from the adoption of the employee share-based payment accounting standard.

Six months ended February 28, 2018 compared to six months ended February 28, 2017

For the six months ended February 28, 2018, the provision for income taxes was $54.9 million, up 19.3% from the same period a year ago. This was primarily due to the enactment of the TCJA resulting in a $23.2 million one-time transition tax expense and a non-recurring $2.2 million tax expense related to the remeasurement of our net U.S. deferred tax position. These income tax charges were partially offset by a lower blended statutory rate, the recognition of $6.1 million of excess tax benefits from stock option exercises and a $1.5 million income tax benefit from settlements with tax authorities.

Net Income and Diluted Earnings per Share

Three months ended February 28, 2018 compared to three months ended February 28, 2017

Net income decreased 20.3% to $53.1 million and diluted EPS decreased 20.8% to $1.33 for the three months ended February 28, 2018, compared to the three months ended February 28, 2017. Net income and diluted EPS decreased during the second quarter of fiscal 2018 due to non-recurring provisional tax expenses from the recently enacted TCJA and an increase in interest expense associated with our outstanding debt, partially offset by the recognition of excess tax benefits associated with an employee share-based payment accounting standard update adopted in first quarter of fiscal 2018.

Six months ended February 28, 2018 compared to six months ended February 28, 2017

Net income decreased 7.3% to $123.5 million and diluted EPS decreased 6.9% to $3.11 for the six months ended February 28, 2018, compared to the six months ended February 28, 2017. Drivers of net income and EPS decreased during the six months ended February 28, 2017 due to non-recurring provisional tax expenses from the recently enacted TCJA, restructuring actions and an increase in interest expense associated with our outstanding debt, partially offset by the recognition of excess tax benefits from stock option exercises.

Adjusted Net Income and Diluted Earnings per Share (non-GAAP)

Financial measures in accordance with U.S. GAAP including net income and diluted EPS have been adjusted below. These adjusted financial measures are used both in presenting our results to stockholders and the investment community, and also in our internal evaluation and management of the business. We believe that these adjusted financial measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that we uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

	Three months ended February 28,
(In thousands, except per share data)	2018	2017	Change
GAAP net income	$53,137	$66,710	(20.3)%
Intangible asset amortization	4,924	3,156
Deferred revenue fair value adjustment	1,654	─
Other non-recurring items	1,774	1,978
Income tax expense	22,856	─
Adjusted net income	$84,345	$71,844	17.4%

GAAP diluted EPS	$1.33	$1.68	(20.8)%
Intangible asset amortization	0.12	0.08
Deferred revenue fair value adjustment	0.04	─
Other non-recurring items	0.04	0.05
Income tax expense	0.57	─
Adjusted diluted EPS	$2.12	$1.81	17.1%
Weighted average common shares (diluted)	39,846	39,700

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Adjusted net income for the three months ended February 28, 2018 was $84.3 million, an increase of 17.4% from the prior year period. As presented in the table above, adjusted net income for the three months ended February 28, 2018 excludes $4.9 million (after-tax) of intangible asset amortization, $1.7 million (after-tax) related to deferred revenue fair value adjustments from purchase accounting, $1.8 million (after-tax) of non-recurring severance charges, stock-based compensation acceleration and restructuring actions and $22.9 million of income tax charges primarily related to the one-time deemed repatriation tax on foreign earnings. Adjusted net income for the three months ended February 28, 2017 was $71.8 million, which excludes $3.2 million of after-tax intangible asset amortization and $1.1 million of after-tax non-recurring acquisition costs and an after-tax loss of $0.9 million from the final working capital adjustment related to sale of the Market Metrics business in the fourth quarter of fiscal 2016.

Fiscal 2018 second quarter adjusted diluted EPS of $2.12 excludes the net effect of the $0.12 detriment from the intangible asset amortization, $0.04 detriment from the deferred revenue fair value adjustments, $0.04 detriment from non-recurring severance charges, stock-based compensation acceleration and restructuring actions and $0.57 detriment from income tax charges primarily related to the one-time deemed repatriation tax on foreign earnings. Fiscal 2017 second quarter adjusted diluted EPS of $1.81 excludes a $0.13 detriment from the intangible asset amortization, non-recurring acquisition costs and the loss on the working capital adjustment.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Six months ended February 28,
(in thousands)	2018	2017
Net cash provided by operating activities	$153,689	$128,058
Capital expenditures (1)	(12,375)	(18,046)
Free cash flow (2)	$141,314	$110,012
Net cash used in investing activities	$(11,990)	$(95,383)
Net cash used in financing activities	$(108,086)	$(98,498)
Cash and cash equivalents at end of period	$233,628	$155,351

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $233.6 million, or 15.9% of our total assets at February 28, 2018, compared with $155.4 million, or 14.6% of our total assets at February 28, 2017. Our cash and cash equivalents increased $38.9 million during the first six months of fiscal 2018 due to cash provided by operations of $153.7 million, $48.8 million in proceeds from the exercise of employee stock options and $5.3 million from the effects of foreign currency fluctuation. These cash inflows were partially offset by $43.4 million in dividend payments, $12.4 million of capital expenditures and $113.9 million in share repurchases, which included $112.9 million under the existing share repurchase program and $1.0 million in shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Free cash flow generated in the six months ended February 28, 2018 was $141.3 million, an increase of 28.5% compared to the same period a year ago. Free cash flow was attributable to $123.5 million of net income and $46.8 million of non-cash items less $16.6 million of working capital changes and $12.4 million in capital expenditures. The year over year free cash flow growth was driven by positive working capital changes totaling $18.3 million and lower capital expenditures of $5.7 million. Working capital improved year over year primarily due to increased cash collected on our receivables and the adoption of the accounting standard update for share-based payments, which required us to reclass $9.0 million in benefits from a financing to an operating activity.

Free cash flow generated over the last twelve months was $315.0 million and exceeded net income by 27% over that same period. Included in the twelve-month calculation of free cash flow was $346.2 million of net cash provided by operations less $31.2 million of capital expenditures.

Net cash used in investing activities was $12.0 million in the first six months of fiscal 2018, representing an $83.4 million decrease from the same period a year ago. This decrease was due primarily to a net cash outflow of $71.7 million in the first quarter of fiscal 2017 for the acquisitions of CYMBA and Vermilion. Additionally, cash used in investing activities decreased year over year due to lower capital expenditures of $5.7 million and a decrease in the purchase of investments (net of sales) of $6.0 million year over year.

During the first six months of fiscal 2018, net cash used in financing activities was $108.1 million, representing a $9.6 million increase compared to the same period a year ago. This was primarily due to $65.0 million in proceeds received from the issuance of long-term debt in the prior year that did not reoccur in fiscal 2018. In addition to the issuance of debt, the increase in net cash used was due to higher dividend payments and a reduction of tax benefits from share-based payment arrangements due to the adoption of the accounting standard update, which required us to reclass $9.0 million in benefits from a financing to an operating activity. The $9.6 million increase in cash used in financing activities was partially offset by a decrease in share repurchases of $52.5 million and an increase in proceeds from employee stock plans of $14.1 million.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of February 28, 2018, our total cash and cash equivalents worldwide was $233.6 million with $574.7 million in outstanding borrowings (net of $0.3 million of unamortized debt issuance costs). Approximately $41.5 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $152.7 million in Europe (predominantly within the UK, France, and Germany) and the remaining $39.4 million is held in the Asia Pacific region. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.

Capital Resources

Capital Expenditures

Capital expenditures in the second quarter of fiscal 2018 were $6.5 million, compared with $5.5 million a year ago. Approximately $5.5 million, or 84%, of our capital expenditures was for upgrades to existing computer systems in Norwalk, additional server equipment in our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. The remainder of our capital expenditures was primarily for the build out of new office space.

Capital expenditures were $12.4 million during the first six months of fiscal 2018, down from $18.0 million in the same period a year ago. Approximately $9.0 million, or 72%, of capital expenditures related to upgrades to existing computer systems at our corporate headquarters in Norwalk, laptop computers and peripherals for new employees and additional servers for our existing data centers. The remainder of our capital expenditures was primarily for the build out of office space including $1.3 million in the Netherlands and $0.7 million in New York.

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet, presented net of related loan origination fees at February 28, 2018. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended February 28, 2018 and 2017, we paid approximately $3.6 million and $1.3 million in interest on our outstanding debt amounts, respectively. During the six months ended February 28, 2018 and 2017, we paid approximately $7.0 million and $2.4 million in interest on our outstanding debt amounts, respectively. As of February 28, 2018, no commitment fee was owed by us since we borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2017 Credit Agreement required that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in material compliance with all of the covenants of the 2017 Credit Agreement as of February 28, 2018.

As of February 28, 2018 the fair value of our long-term debt was $575 million, which we believe approximated the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.9 million of standby letters of credit have been issued in connection with our leased office spaces as of February 28, 2018. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of February 28, 2018 and August 31, 2017, we were in material compliance with all covenants contained in the standby letters of credit.

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

As of February 28, 2018 our annualized non-U.S. dollar denominated revenues are estimated to be $100.8 million while our non-U.S. dollar denominated expenses are estimated to be $324.2 million, which translates into a net foreign currency exposure of $223.4 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 74% of our employees were located as of February 28, 2018. During the second quarter of fiscal 2018, foreign currency movements decreased operating income by $2.0 million, compared to an increase in operating income of $2.1 million in the same period a year ago. During the first six months of fiscal 2018, foreign currency movements decreased operating income by $1.9 million, compared to an increase in operating income of $3.9 million in the same period a year ago.

Foreign Currency Hedges

As of February 28, 2018, we maintained foreign currency forward contracts on the Indian Rupee to hedge 75% of our exposure through the third quarter of fiscal 2019 and 50% of our exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

There were no other outstanding foreign currency forward contracts as of February 28, 2018. A gain on derivatives of $0.8 million was recorded into operating income during the three months ended February 28, 2018, compared to a loss of $1.0 million in same period a year ago. During the first half of fiscal 2018, a gain on derivatives of $1.6 million was recorded into operating income, compared to a loss on derivatives of $2.4 million in the same period a year ago.

Off-Balance Sheet Arrangements

At February 28, 2018 and August 31, 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the second quarter of 2018, we repurchased 420,000 shares for $81.9 million under the existing share repurchase program compared to 479,822 shares for $81.1 million in the same period a year ago. During the first six months of fiscal 2018, we repurchased 584,920 shares for $112.9 million compared to 984,822 shares for $160.4 million in the prior year comparable period. Over the last 12 months, we have returned $293.2 million to stockholders in the form of share repurchases and cash dividends. As of February 28, 2018, $131.2 million is available for future share repurchases under the existing share repurchase program.

On March 26, 2018, our Board of Directors approved a $300.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $431.2 million is available for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2017, we had total purchase commitments of $81.0 million. There were no material changes in our purchase commitments with suppliers during the first six months of fiscal 2018.

On February 14, 2018, we entered into a new lease to relocate our corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. We expect to take possession of the newly leased property on or around January 1, 2019 for fit-out purposes. We will continue to occupy our existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020. Including new lease agreements executed during fiscal 2018, our worldwide leased office space increased to approximately 1,760,000 square feet at February 28, 2018, up 617,000 square feet, or 54.0%, from August 31, 2017. This increase was primarily related to additional office space in the Philippines and the new headquarters lease signed in February 2018. Future minimum commitments for our operating leases in place as of February 28, 2018 totaled $429.2 million, an increase from $281.7 million as of August 31, 2017 primarily due to the aforementioned additional office space in the Philippines and the new headquarters lease in Norwalk.

As disclosed in the Capital Resources section of the MD&A, we entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the first six months of fiscal 2018.

Dividends

On February 7, 2018, our Board of Directors approved a quarterly cash dividend of $0.56 per share, or $2.24 per share per annum. The cash dividend of $21.8 million was paid on March 20, 2018, to common stockholders of record on February 28, 2018. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017. There were no significant changes in our accounting policies or critical accounting estimates during the first six months of fiscal 2018.

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

Shift from Active to Passive Investment Management

Approximately 84.4% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but also could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients, that provide M&A advisory work, capital markets services and equity research, account for approximately 15.6% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Our clients could also encounter similar problems. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in recent merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the issues created by other departments.

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

Brexit

Volatility is expected to continue in the short term as the UK negotiates its exit from the European Union. The initial UK economic performance has been stronger than originally expected as the timeframe from the initial vote increases. Additionally, increased European confidence and UK consumer spending has contributed to the recovery of the economic outlook. The negotiation process is continuing, including the latest milestone of the UK and European Union developing a draft of the legal text for the transition deal. Any impact from Brexit on us will depend, in part, on the longer-term outcome of tariff, trade, regulatory and other negotiations. Although it is unknown what the result of those negotiations will be, it is possible that new terms may adversely affect our operations and financial results. While we evaluate our own risks and uncertainty related to Brexit, we will continue to partner with our clients to help them navigate the fluctuating international markets.

MiFID II

In the European Union, the new version of the Markets in Financial Instruments Directive, also known as "MiFID II", became effective in January 2018. The main provision of this initiative was to ensure fairer, safe and more efficient markets and facilitate greater transparency for all participants. Research is one area where both buy-side and sell-side clients have seen and will continue to see significant change requirements as a result of the MiFID II inducement rules. The goal of the new legislative framework is to strengthen investor protection and improve the functioning of financial markets, making them more efficient, resilient and transparent. New reporting requirements and tests will increase the amount of information available, and reduce the use of dark pools and OTC trading. MiFID II requirements have meant pricing models and business practices have had to adapt significantly. We will continue to evaluate our own risks and uncertainty related to MiFID II and partner with our clients to help them navigate these new rules. However, recently we have noticed a substantial interest in our research unbundling solutions, which is part of the opportunity for us, but more importantly, allows our clients to leverage our technology solutions for MiFID II compliance.

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

Business Outlook

Starting with our first quarter of fiscal 2018, we provided annual guidance and discontinued quarterly guidance. The following forward-looking statements reflect our expectations as of March 27, 2018. Given the risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update its forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2018 Expectations:

We are confirming our guidance, provided in the first quarter of fiscal 2018, for the following metrics:

-	Organic ASV is expected to increase in the range of $65 million and $85 million over fiscal 2017 implying a growth rate in the range of 4.9% to 6.5%.
-	GAAP Revenues are expected to be in the range of $1.34 billion and $1.36 billion.
-	Adjusted operating margin is expected to be in the range of 31.0% and 32.5%.

We are updating our guidance, provided in the first quarter of fiscal 2018, for the following metrics:

-	GAAP operating margin is expected to be in the range of 27.5% and 29.0%.
-

As a result of the TCJA and the lowering of the U.S. federal corporate tax rate, our annual effective tax rate is expected to be in the range of 18.0% and 19.5%. This excludes the one-time tax items related to the TCJA discussed above. Our fiscal year end is August 31, so the change to the federal corporate tax rate results in a blended federal statutory tax rate for its fiscal year 2018.

-

GAAP diluted EPS is expected to be in the range of $6.95 and $7.15. Adjusted diluted EPS is expected to be in the range of $8.35 and $8.55. The updated guidance includes the impact of the TCJA. The midpoint of the adjusted EPS range represents 16% growth over the prior year. Adjusted diluted EPS for the fiscal 2018 includes an estimated $0.26 impact from the adoption of an accounting standard update which impacts our accounting for employee share-based payment transactions.

Both GAAP operating margin and GAAP diluted EPS guidance do not include the effects of any non-recurring benefits or charges that may arise in the next two quarters of fiscal 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $100.8 million while our non-U.S. dollar denominated expenses are estimated to be $324.2 million, which translates into a net foreign currency exposure of $223.4 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of February 28, 2018, we maintained foreign currency forward contracts on the Indian Rupee to hedge 75% of our exposure through the third quarter of fiscal 2019 and 50% of our exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 4.2 billion.

A gain on derivatives of $0.8 million was recorded into operating income during the second quarter of fiscal 2018, compared to a loss on derivatives of $1.0 million in the year ago second quarter. During the first half of fiscal 2018, a gain on derivatives of $1.6 million was recorded into operating income, compared to a loss on derivatives of $2.4 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all of our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at February 28, 2018. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $5.8 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of February 28, 2018, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at February 28, 2018, would result in a decrease in operating income by $22.4 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at February 28, 2018 would increase the fair value of total assets by $70.7 million and equity by $64.4 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit on will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at February 28, 2018 was $265.2 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of the Company’s investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our Consolidated Balance Sheets as the certificates of deposit have original maturities greater than three months, but less than one year and the mutual funds can be liquidated at that Company’s discretion. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of February 28, 2018, the fair value of our long-term debt was $575 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. During the three months ended February 28, 2018 and 2017, we paid approximately $3.6 million and $1.3 million in interest on our outstanding debt amounts, respectively. During the six months ended February 28, 2018 and 2017, we paid approximately $7.0 million and $2.4 million in interest on our outstanding debt amounts, respectively. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first six months of fiscal 2018 to the risk factors identified in the Company’s fiscal 2017 Annual Report on Form 10-K, with the exception of the cybersecurity risk disclosed below.

In providing FactSet software-enabled services to customers, the Company relies on information technology infrastructure that is primarily managed internally, along with some reliance placed on third-party service providers. These third-parties are also subject to the risks and there is no guarantee that they will maintain systems and procedures sufficient to protect against system failures and security breaches, including cyber-attacks. FactSet also makes acquisitions periodically and while significant effort is placed on addressing any information technology security issues with respect to the acquired companies, the Company may still inherit such risks when these acquisitions are integrated within FactSet.

Cyber threats are constantly evolving. FactSet could suffer significant damage to its brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to or modification of customers’ or suppliers’ data, other external data, internal data or information technology systems, if the services provided to customers were disrupted, or if products or services are perceived as having security vulnerabilities. The costs FactSet would incur to address and fix these security incidents would increase the Company’s expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c)	Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended February 28, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)

December 2017	110,000	$192.78	110,000	$191,970
January 2018	175,000	$196.06	175,000	$157,660
February 2018 *	135,000	$195.72	135,000	$131,238
Total	420,000		420,000

*On March 26, 2018, FactSet’s Board of Directors approved a $300.0 million expansion to the existing share repurchase program. Including the approved $300.0 million expansion to the program, $431.2 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

10.1	Lease dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this Exhibit have been omitted and separately filed with the Commission with a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: April 9, 2018	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Senior Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

10.1	Lease dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC (1)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this Exhibit have been omitted and separately filed with the Commission with a request for confidential treatment.