Form 10-Q
period 2018-05-31
FACTSET RESEARCH SYSTEMS INC
filed 2018-07-10
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of June 29, 2018 was 38,358,449.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended May 31, 2018

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit the website at http://investor.factset.com. Any information on or linked from the website is not incorporated by reference into this Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands, except per share data)	2018	2017	2018	2017
Revenues	$339,911	$312,120	$1,004,283	$894,537
Operating expenses
Cost of services	165,073	146,426	489,829	405,311
Selling, general and administrative	81,573	78,052	236,606	219,519
Total operating expenses	246,646	224,478	726,435	624,830

Operating income	93,265	87,642	277,848	269,707
Other expense
Loss on sale of business	0	0	0	(1,223)
Interest expense, net of interest income	(3,754)	(2,413)	(9,945)	(3,945)
Total other expense	(3,754)	(2,413)	(9,945)	(5,168)

Income before income taxes	89,511	85,229	267,903	264,539

Provision for income taxes	14,765	19,815	69,641	65,832
Net income	$74,746	$65,414	$198,262	$198,707

Basic earnings per common share	$1.94	$1.66	$5.10	$5.03
Diluted earnings per common share	$1.91	$1.66	$5.01	$5.00

Basic weighted average common shares	38,594	39,317	38,890	39,528
Diluted weighted average common shares	39,104	39,457	39,543	39,736

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended May 31,		Nine Months Ended May 31,
(In thousands)	2018	2017	2018	2017
Net income	$74,746	$65,414	$198,262	$198,707

Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on cash flow hedges*	(2,361)	2,385	(4,105)	4,233
Foreign currency translation adjustments	(20,126)	21,316	(2,260)	10,680
Other comprehensive (loss) income	(22,487)	23,701	(6,365)	14,913
Comprehensive income	$52,259	$89,115	$191,897	$213,620

* For the three and nine months ended May 31, 2018, the unrealized loss on cash flow hedges was net of a tax benefit of $976 and $2,166, respectively. For the three and nine months ended May 31, 2017, the unrealized gain on cash flow hedges was net of a tax expense of $1,485 and $2,561, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	May 31, 2018	August 31, 2017
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$213,061	$194,731
Investments	30,485	32,444
Accounts receivable, net of reserves of $3,446 at May 31, 2018 and $2,738 at August 31, 2017	145,255	148,331
Prepaid taxes	9,236	7,076
Deferred taxes	0	2,668
Prepaid expenses and other current assets	31,573	24,126
Total current assets	429,610	409,376

Property, equipment and leasehold improvements, net	94,380	100,454
Goodwill	704,807	707,560
Intangible assets, net	155,776	173,543
Deferred taxes	7,916	7,412
Other assets	14,683	14,970
TOTAL ASSETS	$1,407,172	$1,413,315

LIABILITIES
Accounts payable and accrued expenses	$62,772	$59,214
Accrued compensation	40,257	61,083
Deferred fees	57,528	47,495
Deferred taxes	0	2,382
Taxes payable	12,670	9,112
Dividends payable	24,566	21,853
Total current liabilities	197,793	201,139

Long-term debt	574,739	575,000
Deferred taxes	23,627	24,892
Deferred fees	7,007	3,921
Taxes payable	29,010	11,484
Deferred rent and other non-current liabilities	39,663	37,188
TOTAL LIABILITIES	$871,839	$853,624
Commitments and contingencies (See Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$0	$0
Common stock, $.01 par value, 150,000,000 shares authorized, 39,124,581 and 51,845,132 shares issued; 38,384,581 and 39,023,032 shares outstanding at May 31, 2018 and August 31, 2017, respectively	391	518
Additional paid-in capital	642,906	741,748
Treasury stock, at cost: 740,000 and 12,822,100 shares at May 31, 2018 and August 31, 2017, respectively	(145,342)	(1,606,678)
Retained earnings	78,463	1,458,823
Accumulated other comprehensive loss	(41,085)	(34,720)
TOTAL STOCKHOLDERS’ EQUITY	$535,333	$559,691

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,407,172	$1,413,315

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Nine Months Ended May 31,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$198,262	$198,707
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,848	33,770
Stock-based compensation expense	23,241	20,873
Loss on sale of business	0	1,223
Deferred income taxes	848	8,829
Loss on disposition of assets	18	33
Tax benefits from share-based payment arrangements	0	(9,798)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	3,067	(29,310)
Accounts payable and accrued expenses	3,423	1,548
Accrued compensation	(20,629)	(17,299)
Deferred fees	13,027	2,638
Taxes payable, net of prepaid taxes	25,928	6,081
Prepaid expenses and other assets	(11,503)	440
Deferred rent and other non-current liabilities	621	2,766
Other working capital accounts, net	191	(189)
Net cash provided by operating activities	279,342	220,312

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	0	(301,843)
Purchases of investments	(9,608)	(29,982)
Proceeds from sales of investments	9,872	23,399
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(18,375)	(25,981)
Net cash used in investing activities	(18,111)	(334,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(65,037)	(59,124)
Repurchases of common stock	(235,869)	(214,766)
Proceeds from debt	0	575,000
Repayment of debt	0	(300,000)
Debt issuance costs	0	(437)
Other financing activities	2,218	(1,223)
Proceeds from employee stock plans	57,529	42,159
Tax benefits from share-based payment arrangements	0	9,798
Net cash used by financing activities	(241,159)	51,407

Effect of exchange rate changes on cash and cash equivalents	(1,742)	(3,961)
Net increase (decrease) in cash and cash equivalents	18,330	(66,649)
Cash and cash equivalents at beginning of period	194,731	228,407
Cash and cash equivalents at end of period	$213,061	$161,758

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

May 31, 2018

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. The Company delivers insight and information to investment professionals through its analytics, service, content, and technology. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers unique and third-party content through desktop, web, mobile and off-platform solutions. The Company’s broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, FactSet has continued to expand its solutions across the investment lifecycle from idea generation to performance and client reporting. The Company’s revenues are primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of May 31, 2018, FactSet implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first nine months of fiscal 2018 that had a material impact on the consolidated financial statements.

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

Share-Based Payments

During the first quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in March 2016, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update increases the volatility within the Company’s provision for income taxes as all excess tax benefits or deficiencies related to share-based payments that were previously reported within equity are now recognized in the consolidated statement of income. The adoption of this standard resulted in the recognition of $7.1 million of excess tax benefits to FactSet’s provision for income taxes during the first nine months of fiscal 2018. In addition, this standard changed the classification of excess tax benefits presented in the Company's consolidated statements of cash flows from a financing activity to an operating activity, which was applied on a prospective basis as permitted by the standard. Prior periods were not restated. Share-based payment expense continues to reflect estimated forfeitures of share-based payment awards. The remaining provisions of this standard did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

During the third quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in March 2018, which provides guidance related to income tax accounting implications under the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017, effective January 1, 2018. Areas of clarification under the update are the measurement period timeframe, changes in subsequent reporting periods, and reporting requirements as they relate to the TCJA. Due to the complexity of the TCJA, the standard update allows companies to record provisional amounts, or reasonable estimates of the tax effects of the TCJA during a measurement period not to exceed one year from the enactment date. As a result of the TCJA, FactSet recorded a one-time transition tax expense of $23.2 million and a non-recurring $2.2 million tax expense related to the remeasurement of the net U.S. deferred tax position during the second quarter of fiscal 2018. The Company will continue to analyze the TCJA and related accounting guidance and interpretations in order to finalize any impacts within the one-year measurement period from the TCJA enactment date.

Recent Accounting Standards or Updates Not Yet Effective

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates, which clarified principles for recognizing revenue arising from contracts with clients and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with clients. In addition to a potential change in the timing of revenue recognition, the new standard will require incremental contract acquisition costs (such as sales commissions) for client sales to be capitalized and amortized over the contract period. Currently these costs are expensed as incurred. Contract acquisition costs, such as sales commissions, have historically not been material to FactSet, thus a change in the accounting for them is not expected to have a material impact to the Company. FactSet is on schedule in establishing new accounting policies, refining existing processes, and ensuring internal controls necessary to support the requirements of the new standard are in place.

The standard allows two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). FactSet plans to adopt the new standard using the modified retrospective method at the beginning of its first quarter of fiscal 2019. The Company is currently evaluating the impact of these accounting standard updates on its consolidated financial statements.

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

No other new accounting pronouncements issued or effective as of May 31, 2018 have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of May 31, 2018 or August 31, 2017.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at May 31, 2018 and August 31, 2017:

	Fair Value Measurements at May 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$14,128	$—	$—	$14,128
Mutual funds (2)	—	19,479	—	19,479
Certificates of deposit (3)	—	11,007	—	11,007
Derivative instruments (4)	—	2,515	—	2,515
Total assets measured at fair value	$14,128	$33,001	$—	$47,129

Liabilities
Derivative instruments (4)	$—	$1,932	$—	$1,932

Total liabilities measured at fair value	$—	$1,932	$—	$1,932

	Fair Value Measurements at August 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$26,677	$—	$—	$26,677
Mutual Funds (2)	—	18,364	—	18,364
Certificates of deposit (3)	—	14,080	—	14,080
Derivative instruments (4)	—	6,142	—	6,142
Total assets measured at fair value	$26,677	$38,586	$—	$65,263

Liabilities
Derivative instruments (4)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

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

(b) Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the nine months ended May 31, 2018, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only

As of May 31, 2018, and August 31, 2017, the fair value of the Company’s long-term debt was $575.0 million, respectively, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first nine months of fiscal 2018 and 2017, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of May 31, 2018, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

●

Indian Rupee - foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019 and 50% of its exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020.

●	Philippine Peso - foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020.

The following is a summary of all hedging positions and corresponding fair values:

(in thousands)	Gross Notional Value		Fair Value
Currency Hedged (in U.S. dollars)	May 31, 2018	August 31, 2017	May 31, 2018	August 31, 2017
Indian Rupee	$51,175	$51,000	$1,470	$6,142
Philippine Peso	59,000	—	(886)	—
Total	$110,175	$51,000	$584	$6,142

As of May 31, 2018, the gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.7 billion. The gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was Php 3.1 billion.

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

Fair Value of Derivative Instruments

The following table provides the fair value of derivative instruments:

(in thousands) Designation of Derivatives	Balance Sheet Location	May 31, 2018	August 31, 2017
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$2,515	$3,796
	Other assets	$—	$2,346

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$232	$—
	Deferred rent and other non-current liabilities	$1,700	$—

All derivatives were designated as hedging instruments as of May 31, 2018 and August 31, 2017, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended May 31, 2018 and 2017:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2018	2017		2018	2017
Foreign currency forward contracts	$(2,296)	$3,467	SG&A	$1,041	$(403)

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the nine months ended May 31, 2018 and 2017:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)		Location of Gain (Loss) Reclassified from AOCL into Income (Effective Portion)	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2018	2017		2018	2017
Foreign currency forward contracts	$(3,640)	$4,006	SG&A	$2,631	$(2,788)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of May 31, 2018, FactSet estimates that approximately $2.3 million of net derivative gains related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of May 31, 2018 and August 31, 2017, there were no net settlements recorded on Consolidated Balance Sheets.

6. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive income and amounts reclassified out of AOCL into earnings during the three months ended May 31, 2018 and 2017 are as follows:

	May 31, 2018		May 31, 2017
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(20,126)	$(20,126)	$21,316	$21,316
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(1,041)	(736)	403	247
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(2,296)	(1,625)	3,467	2,138
Other comprehensive income (loss)	$(23,463)	$(22,487)	$25,186	$23,701

(1)	Reclassified to Selling, General and Administrative Expenses

The components of other comprehensive income and amounts reclassified out of AOCL into earnings during the nine months ended May 31, 2018 and 2017 are as follows:

	May 31, 2018		May 31, 2017
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(2,260)	$(2,260)	$10,680	$10,680
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(2,631)	(1,794)	2,788	1,755
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(3,640)	(2,311)	4,006	2,478
Other comprehensive income (loss)	$(8,531)	$(6,365)	$17,474	$14,913

(2)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	May 31, 2018	August 31, 2017
Accumulated unrealized (losses)gains on cash flow hedges, net of tax	$(303)	$3,802
Accumulated foreign currency translation adjustments	(40,782)	(38,522)
Total accumulated other comprehensive loss	$(41,085)	$(34,720)

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

Expenditures associated with the Company’s data centers, data costs and corporate charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, who focus primarily on content collection and are located in India and the Philippines, benefit all of the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $704.8 million of goodwill reported by the Company at May 31, 2018, 54% was recorded in the U.S. segment, 45% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended May 31, 2018	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$210,308	$98,856	$30,747	$339,911
Segment operating profit	37,986	37,381	17,898	93,265
Total assets	728,517	572,867	105,788	1,407,172
Capital expenditures	2,830	537	2,633	6,000

For the three months ended May 31, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$197,834	$87,327	$26,959	$312,120
Segment operating profit	34,382	37,766	15,494	87,642
Total assets	708,440	555,366	94,208	1,358,014
Capital expenditures	6,211	515	1,210	7,936

For the nine months ended May 31, 2018	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$627,976	$286,789	$89,518	$1,004,283
Segment operating profit	117,285	107,344	53,219	277,848
Capital expenditures	10,104	2,816	5,455	18,375

For the nine months ended May 31, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$580,090	$235,464	$78,983	$894,537
Segment operating profit	110,574	114,282	44,851	269,707
Capital expenditures	21,311	1,176	3,494	25,981

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

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the nine months ended May 31, 2018, are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2017	$386,835	$317,759	$2,966	$707,560
Foreign currency translations	—	(590)	39	(551)
Other adjustments	(640)	(1,562)	—	(2,202)
Balance at May 31, 2018	$386,195	$315,607	$3,004	$704,807

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

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at May 31, 2018 was 11.5 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first nine months of fiscal 2018. Amortizable intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At May 31, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,454	$20,676	$13,778
Client relationships	99,249	27,721	71,528
Software technology	106,860	40,976	65,884
Non-compete agreements	4,860	2,180	2,680
Trade names	4,087	2,181	1,906
Total	$249,510	$93,734	$155,776

At August 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,116	$18,899	$15,217
Client relationships	99,779	22,339	77,440
Software technology	105,963	30,889	75,074
Non-compete agreements	4,833	1,518	3,315
Trade names	4,080	1,583	2,497
Total	$248,771	$75,228	$173,543

Amortization expense recorded for intangible assets was $6.2 million and $5.8 million for the three months ended May 31, 2018 and 2017, respectively. Amortization expense recorded for intangible assets was $18.6 million and $13.8 million for the nine months ended May 31, 2018 and 2017, respectively. As of May 31, 2018, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2018 (remaining three months)	$6,098
2019	24,051
2020	23,298
2021	21,386
2022	19,091
Thereafter	61,852
Total	$155,776

11. COMMON STOCK AND EARNINGS PER SHARE

On May 7, 2018, FactSet’s Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.6 million was paid on June 19, 2018 to common stockholders of record at the close of business on May 31, 2018.

Shares of common stock outstanding were as follows:

	Nine Months ended May 31,
(in thousands)	2018	2017
Balance at September 1	39,023	40,038
Common stock issued for employee stock plans	572	585
Repurchase of common stock from employees(1)	(5)	(37)
Repurchase of common stock under the share repurchase program	(1,205)	(1,285)
Repurchase of common stock under accelerated share repurchase agreement	—	(103)
Balance at May 31, 2018 and 2017, respectively	38,385	39,198

(1)

For the nine months ended May 31, 2018 and 2017, the Company repurchased 5,563 and 37,042 shares, or $1.0 million and $5.7 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended May 31, 2018
Basic EPS
Income available to common stockholders	$74,746	38,594	$1.94
Diluted EPS
Dilutive effect of stock options and restricted stock		510
Income available to common stockholders plus assumed conversions	$74,746	39,104	$1.91
For the three months ended May 31, 2017
Basic EPS
Income available to common stockholders	$65,414	39,317	$1.66
Diluted EPS
Dilutive effect of stock options and restricted stock		140
Income available to common stockholders plus assumed conversions	$65,414	39,457	$1.66
For the nine months ended May 31, 2018
Basic EPS
Income available to common stockholders	$198,262	38,890	$5.10
Diluted EPS
Dilutive effect of stock options and restricted stock		653
Income available to common stockholders plus assumed conversions	$198,262	39,543	$5.01
For the nine months ended May 31, 2017
Basic EPS
Income available to common stockholders	$198,707	39,528	$5.03
Diluted EPS
Dilutive effect of stock options and restricted stock		208
Income available to common stockholders plus assumed conversions	$198,707	39,736	$5.00

Dilutive potential common shares consist of stock options and unvested restricted stock awards. The were no stock options excluded from the calculation of diluted EPS for the three months ended May 31, 2018 as no options would have been anti-dilutive. The number of stock options excluded from the calculation of diluted EPS for the three months ended May 31, 2017 was 492,649 because their inclusion would have been anti-dilutive.

For the three months ended May 31, 2018 and 2017, the number of performance-based stock options excluded from the calculation of diluted EPS was 249,443 and 754,561, respectively. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria are probable of being achieved.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At May 31, 2018 and August 31, 2017, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At May 31, 2018 and August 31, 2017, there were 150,000,000 shares of common stock ($0.01 par value per share) authorized, of which 39,124,581 and 51,845,132 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

On January 31, 2018, FactSet retired 13,292,689 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $1.7 billion at January 31, 2018. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock ($0.1 million), reduce additional paid-in capital (“APIC”) by the average amount recorded in APIC when stock was originally issued ($186.7 million) and any remaining excess of cost as a deduction from retained earnings ($1.5 billion). As of May 31, 2018, there were 740,000 shares of treasury stock (at cost) outstanding, a decrease compared to 12,822,100 as of August 31, 2017 due to the aforementioned treasury stock retirement on January 31, 2018.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During the first nine months of fiscal 2018, the Company repurchased 1,204,920 shares for $234.8 million compared to 1,284,822 shares for $208.8 million in the prior year comparable period.

On March 26, 2018, the Board of Directors of FactSet approved a $300.0 million expansion to the existing share repurchase program. Subsequent to this expansion $309.3 million remain authorized for future share repurchases as of May 31, 2018. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock Vesting

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first nine months of fiscal 2018, 15,063 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2018 (less 5,563 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock). During the same period a year ago, 101,234 of previously granted restricted stock awards vested and were included in common stock outstanding as of May 31, 2017 (less 37,042 shares repurchased from employees to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following historical dividends:

Declaration Date	Dividends Per Share of Common Stock	Type	Record Date	Total $ Amount (in thousands)	Payment Date
May 7, 2018	$0.64	Regular (cash)	May 31, 2018	$24,566	June 19, 2018
February 7, 2018	$0.56	Regular (cash)	February 28, 2018	$21,799	March 20, 2018
November 8, 2017	$0.56	Regular (cash)	November 30, 2017	$21,902	December 19, 2017
August 10, 2017	$0.56	Regular (cash)	August 31, 2017	$21,853	September 19, 2017
May 5, 2017	$0.56	Regular (cash)	May 31, 2017	$21,951	June 20, 2017
February 6, 2017	$0.50	Regular (cash)	February 28, 2017	$19,709	March 21, 2017
November 10, 2016	$0.50	Regular (cash)	November 30, 2016	$19,852	December 20, 2016
August 5, 2016	$0.50	Regular (cash)	August 31, 2016	$20,019	September 20, 2016

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

Stock Option Activity

During the first nine months of fiscal 2018, FactSet granted 569,305 stock options at a weighted average exercise price of $190.04 to existing employees of the Company. As of May 31, 2018, a total of 3,279,096 stock options were outstanding, at a weighted average exercise price of $151.79. Unamortized stock-based compensation of $65 million is expected to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.3 years.

A summary of stock option activity is as follows:

(in thousands, except exercise price per share)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2017	3,366	$139.29
Granted – non performance-based	554	$189.98
Exercised	(226)	$104.90
Forfeited	(25)	$133.89
Balance at November 30, 2017	3,669	$149.09
Granted – non performance-based	16	$192.11
Granted – non-employee Directors grant	19	$197.75
Exercised	(220)	$118.75
Forfeited	(82)	$164.59
Balance at February 28, 2018	3,402	$151.15
Exercised	(61)	$113.39
Forfeited	(62)	$154.41
Balance at May 31, 2018	3,279	$151.79

The total number of in-the-money options exercisable as of May 31, 2018 was 1.1 million with a weighted average exercise price of $124.52. The total number of in-the-money options exercisable as of August 31, 2017 was 0.9 million with a weighted average exercise price of $105.14. As of May 31, 2018 and August 31, 2017, the aggregate intrinsic value of in-the-money stock options exercisable was $84.1 million and $49.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock prices of $201.01 and $157.18 on May 31, 2018 and August 31, 2017, respectively, and the exercise price multiplied by the number of options exercisable as of that date. The total pre-tax intrinsic value of stock options exercised during the three months ended May 31, 2018 and 2017 was $5.2 million and $4.3 million, respectively. The total pre-tax intrinsic value of stock options exercised during the nine months ended May 31, 2018 and 2017 was $40.3 million and $34.8 million, respectively.

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

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, FactSet granted 68,761 performance-based options during the second quarter of fiscal 2015 that are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. In the second quarter of fiscal 2018, FactSet modified the vesting criteria of the grant, which resulted in 40% of the options deemed eligible to vest, with the remaining options forfeited. No cumulative catch-up adjustment was required because FactSet had expected the 40% level to be achieved. The option holders must remain employed by FactSet through February 28, 2019 in order for the options to vest. As of May 31, 2018, total unamortized stock-based compensation of $0.2 million will be recognized as expense over the remaining vesting period of 0.7 years.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of May 31, 2018, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future periods could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
100%	$744	$1,961

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2018.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of May 31, 2018, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
80%	$1,303	$5,804
90%	$1,466	$6,530
100%	$1,629	$7,255

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of May 31, 2018.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan permits the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

During the first nine months of fiscal 2018, FactSet granted 961 restricted stock awards to employees of the Company at a weighted average grant date fair value of $182.17. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of May 31, 2018, a total of 153,842 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $13.3 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2017	182	$138.62
Granted	1	$182.17
Forfeited	(10)	$114.37
Vested	(11)	$157.37
Balance at November 30, 2017	162	$139.12
Forfeited	(3)	$120.28
Vested	(4)	$135.97
Balance at February 28, 2018	155	$139.55
Forfeited	(1)	$115.07
Balance at May 31, 2018	154	$139.74

As of May 31, 2018 and August 31, 2017, the aggregate fair value of unvested restricted stock was $30.9 million and $28.6 million, respectively. Aggregate fair value of unvested restricted stock represents the Company’s closing stock prices of $201.01 and $157.18 on May 31, 2018 and August 31, 2017, respectively, multiplied by the number of unvested restricted stock as of that date.

The total pre-tax fair value of restricted stock that vested during the three months ended May 31, 2018 and 2017 was less than $0.1 million in each period, respectively. The total pre-tax fair value of restricted stock that vested during the nine months ended May 31, 2018 and 2017 was $2.8 million and $15.6 million, respectively.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Option Plan	Share-based Awards Available for Grant under the Non-Employee Directors Plan
Balance at August 31, 2017	897	42
Granted – nonperformance-based options	(554)	—
Granted – restricted stock awards(1)	(2)	—
Share-based awards canceled/forfeited(2)	51	—
Balance at November 30, 2017	392	42
Increase in the number of shares available for issuance(3) (4)	5,750	250
Granted – non performance-based options	(16)	(19)
Share-based awards canceled/forfeited(2)	89	—
Balance at February 28, 2018	6,215	273
Share-based awards canceled/forfeited(2)	64	—
Balance at May 31, 2018	6,279	273

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

(3)	On December 19, 2017, the Company’s stockholders approved the LTIP. As part of the approval, an additional 5,750,000 shares of common stock were added to the LTIP’s share reserve.

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

During the three months ended May 31, 2018 employees purchased 16,312 shares at a weighted average price of $170.86 as compared to 17,314 shares at a weighted average price of $140.84 for the three months ended May 31, 2017. During the nine months ended May 31, 2018, employees purchased 50,706 shares at a weighted average price of $156.88 as compared to 54,554 shares at a weighted average price of $137.38 for the nine months ended May 31, 2017. At May 31, 2018, the ESPP had 282,466 shares reserved for future issuance.

401(k) Plan

The Company established its 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $8.5 million and $7.3 million in matching contributions to employee 401(k) accounts during the nine months ended May 31, 2018 and 2017, respectively.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $7.8 million and $23.2 million during the three and nine months ended May 31, 2018, respectively. Similarly, the Company recognized total stock-based compensation expense of $7.3 million and $20.9 million during the three and nine months ended May 31, 2017, respectively. As of May 31, 2018, $78.3 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.2 years. There was no stock-based compensation capitalized as of May 31, 2018 or August 31, 2017, respectively.

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

Q1 2018	553,942 nonperformance-based employee stock options were granted at a weighted average exercise price of $189.98 and a weighted average estimated fair value of $48.27 per share.
Q2 2018	15,363 nonperformance-based employee stock options were granted at a weighted average exercise price of $192.11 and a weighted average estimated fair value of $48.82 per share.
Q3 2018	There were no employee stock options granted during the three months ended May 31, 2018.
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

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three months ended May 31,	2018*	2017
Term structure of risk-free interest rate	—	0.49%	-	1.89%
Expected life (years)	—		7.4
Term structure of volatility	—	21%	-	29%
Dividend yield	—			1.18%
Weighted average estimated fair value	—			$42.23
Weighted average exercise price	—			$163.05
Fair value as a percentage of exercise price	—			25.9%

* There were no employee stock options granted during the three months ended May 31, 2018.

Nine months ended May 31,	2018			2017
Term structure of risk-free interest rate	1.28%	-	2.41%	0.07%	-	2.09%
Expected life (years)		7.4			7.4
Term structure of volatility	19%	-	29%	21%	-	30%
Dividend yield			1.32%			1.18%
Weighted average estimated fair value			$48.29			$39.98
Weighted average exercise price			$190.04			$154.01
Fair value as a percentage of exercise price			25.4%			26.0%

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

Non-Employee Director Stock Option Fair Value Determinations

On December 19, 2017, the Company’s stockholders approved the Director Plan. The Director Plan provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As part of the stockholder approval, the expiration date of the Director Plan was extended to December 19, 2027 and the number of shares reserved for issuance under the Director Plan was increased by 250,000. As of May 31, 2018, shares available for future grant were 273,222.

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

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first nine months of fiscal 2018, there were 961 restricted stock awards granted with a weighted average grant date fair value of $182.17. During the first nine months of fiscal 2017, there were 12,927 restricted stock awards granted with a weighted average grant date fair value of $157.50.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended May 31, 2018, employees purchased 16,312 shares at a weighted average price of $170.86 as compared to 17,314 shares at a weighted average price of $140.84 for the three months ended May 31, 2017. During the nine months ended May 31, 2018, employees purchased 50,706 shares at a weighted average price of $156.88 as compared to 54,554 shares at a weighted average price of $137.38 for the nine months ended May 31, 2017. Stock-based compensation expense recorded during the three months ended May 31, 2018 and 2017, relating to the ESPP, was $0.6 million and $0.5 million, respectively. Stock-based compensation expense recorded for the nine months ended May 31, 2018 and 2017, relating to the ESPP, was $1.6 million and $1.5 million, respectively.

The weighted average estimated fair value for the shares repurchased under the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended May 31,	2018	2017
Risk-free interest rate	1.81%	0.81%
Expected life (months)	3	3
Expected volatility	10.07%	8.3%
Dividend yield	1.26%	1.24%
Weighted average estimated fair value	$34.39	$29.84

Nine months ended May 31,	2018	2017
Risk-free interest rate	1.43%	0.56%
Expected life (months)	3	3
Expected volatility	10.38%	8.7%
Dividend yield	1.28%	1.21%
Weighted average estimated fair value	$31.25	$28.48

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

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended May 31,		Nine months ended May 31,
(in thousands)	2018	2017	2018	2017
Income before income taxes	$89,511	$85,229	$267,903	$264,539
Total provision for income taxes	$14,765	$19,815	$69,641	$65,832
Effective tax rate	16.5%	23.2%	26.0%	24.9%

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

FactSet had approximately $250 million in undistributed foreign E&P generated prior to December 31, 2017, which resulted in a one-time transition tax expense of $23.2 million recorded during the second quarter of fiscal 2018, payable over an eight-year period. This amount may change as the Company finalizes the calculation of foreign E&P previously deferred from U.S. federal taxation, as well as the analysis of available foreign tax credits. Due to the changes in taxation of undistributed foreign earnings under the TCJA, FactSet will continue to analyze foreign subsidiary earnings, as well as global working capital requirements, and may repatriate earnings when the amounts are remitted substantially free of additional tax.

Due to FactSet’s August 31 fiscal year-end, the lower tax rate was phased in, resulting in a blended U.S. statutory federal rate of 25.7% for the full fiscal 2018 year and a 21% rate for subsequent years. The reduction in the statutory federal rate also required the remeasurement of the Company’s net U.S. deferred tax position, which resulted in a non-recurring tax charge of $2.2 million recorded during the second quarter of fiscal 2018. The provisional expense related to the one-time transition tax on the undistributed foreign earnings and the non-recurring tax charge from the remeasurement of deferred taxes were partially offset by the lower blended U.S. statutory rate and the recognition of excess tax benefits from the adoption of the employee share-based payment accounting standard.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	May 31, 2018	August 31, 2017
Deferred tax assets:
Receivable reserve	$558	$811
Depreciation on property, equipment and leasehold improvements	727	2,220
Deferred rent	7,874	11,615
Stock-based compensation	13,700	20,117
Purchased intangible assets, including acquired technology	(22,947)	(32,742)
Other	8,004	8,059
Total deferred tax assets	$7,916	$10,080

The significant components of deferred tax liabilities that are recorded in the Consolidated Balance Sheets were as follows:

(in thousands)	May 31, 2018	August 31, 2017
Deferred tax liabilities:
Stock-based compensation	$(924)	$(815)
Depreciation on property, equipment and leasehold improvements	548	168
Purchased intangible assets, including acquired technology	23,289	26,231
Other	714	1,690
Total deferred tax liabilities	$23,627	$27,274

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

As of May 31, 2018, the Company had gross unrecognized tax benefits totaling $8.6 million, including $1 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first nine months of fiscal 2018:

(in thousands)
Unrecognized income tax benefits at August 31, 2017	$11,484
Additions based on tax positions related to the current year	2,458
Additions for tax positions of prior years	410
Statute of limitations lapse	(3,146)
Reductions from settlements with taxing authorities	(2,600)
Unrecognized income tax benefits May 31, 2018	$8,606

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities.

At May 31, 2018, the Company remained subject to examination in the following major tax jurisdictions:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2015	through	2018
State (various)	2015	through	2018
Europe
France	2015	through	2018
United Kingdom	2016	through	2018
Germany	2017	through	2018

16. LONG-TERM DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	May 31, 2018	August 31, 2017
2017 Revolving Credit Facility	$574,739	$575,000
Total Outstanding Debt	$574,739	$575,000

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet, and net of related amortized loan origination fees at May 31, 2018. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended May 31, 2018 and 2017, the Company paid approximately $4.3 million and $2.9 million in interest on its outstanding debt amounts, respectively. During the nine months ended May 31, 2018 and 2017, the Company paid approximately $11.3 million and $5.3 million in interest on its outstanding debt amounts, respectively. As of May 31, 2018, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all of the covenants of the 2017 Credit Agreement as of May 31, 2018 and August 31, 2017.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At May 31, 2018, FactSet leased approximately 202,000 square feet of existing office space for its headquarters at 601 Merritt 7, Norwalk, Connecticut. On February 14, 2018, the Company entered into a new lease to relocate its corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. FactSet expects to take possession of the newly leased property on or around January 1, 2019, for fit-out purposes. The Company will continue to occupy its existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020. Including new lease agreements executed during fiscal 2018, the Company’s worldwide leased office space increased to approximately 1,760,000 square feet at May 31, 2018, up 617,000 square feet, or 54.0%, from August 31, 2017. This increase was primarily related to the lease of additional office space in the Philippines and the new headquarters lease signed in February 2018. The Company’s significant locations are listed under Item 2, Properties, within the Annual Report on Form 10-K for the fiscal year ended August 31, 2017. The Company’s non-cancelable operating leases expire on various dates through 2035. The Company believes the amount of leased office space as of May 31, 2018 is adequate for its current needs and that additional space is available for lease to meet any future needs.

Total minimum rental payments associated with the leases are recorded as rent expense (a component of SG&A expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of May 31, 2018, including the fully executed lease for its new headquarters in Norwalk, Connecticut are as follows:

Years ended August 31, (in thousands)	Minimum Lease Payments
2018 (remaining three months)	$10,624
2019	41,186
2020	37,411
2021	34,807
2022	32,450
Thereafter	259,801
Total	$416,279

Rent expense (including operating costs) for all operating leases amounted to $14.1 million and $12.4 million during the three months ended May 31, 2018 and 2017, respectively. Rent expense for all operating leases amounted to $40.6 million and $35.3 million during the nine months ended May 31, 2018 and 2017, respectively. At May 31, 2018, and August 31, 2017, deferred rent reported within the Consolidated Balance Sheets totaled $38.7 million and $37.4 million, of which $34.4 million and $33.5 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $2.2 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s leased office space as of May 31, 2018. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2018, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2017, the Company had total purchase commitments with suppliers of $81.0 million. There were no material changes in the Company’s purchase commitments with suppliers during the first nine months of fiscal 2018.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all of the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at May 31, 2018, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

Sales Tax Matters

In the third quarter of fiscal 2018, FactSet received a letter from the Massachusetts Department of Revenue relating to prior tax periods. The letter requested additional sales information in order to determine if a notice of intent to assess should be issued to FactSet. Based upon a preliminary review of their request, the Company believes the state may assess sales tax, and underpayment penalties and interest, on previously recorded sales transactions. FactSet disagrees with the preliminary conclusions reached by the state auditor and intends to dispute vigorously these matters. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and as such, has not recorded a liability as of May 31, 2018. While FactSet believes that it will ultimately prevail, if the Company is presented with a formal assessment and is required to pay it, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenues in any period presented. At May 31, 2018, the Company’s largest individual client accounted for approximately 2% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2017. As of May 31, 2018, the receivable reserve was $3.4 million compared to a reserve of $2.7 million as of August 31, 2017.

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

18. SUBSEQUENT EVENT

On July 5, 2018, the Company entered into a separation of employment and general release agreement with Edward Baker-Greene (the “Agreement”), pursuant to which Mr. Baker-Greene will remain in his current position as Chief Human Resources Officer (“CHRO”) until his successor is appointed, participate in an orderly transition of duties to the new CHRO and remain an employee of FactSet until his effective termination date of November 30, 2018. In exchange for fulfilling these obligations to the Company, Mr. Baker-Greene will receive, under the terms of the Agreement, the following: (i) a lump sum separation payment of $387,500 on the first scheduled payroll after December 1, 2018; (ii) continued base salary of $300,000 through November 30, 2018; (iii) the acceleration of the vesting of certain outstanding stock options; and (iv) certain other ancillary benefits. The foregoing description of the Agreement is a summary only and is qualified in its entirety by reference to the full text of the Agreement which is attached hereto as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Overview
•	Key Metrics
•	Results of Operations
•	Liquidity
•	Capital Resources
•	Foreign Currency
•	Off-Balance Sheet Arrangements
•	Share Repurchase Program
•	Contractual Obligations
•	Dividends
•	Significant Accounting Policies and Critical Accounting Estimates
•	New Accounting Pronouncements
•	Market Trends
•	Forward-Looking Factors
•	Business Developments

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

Fiscal 2018 Third Quarter in Review

Revenues in the third quarter were $339.9 million, an increase of 8.9% from the prior year comparable period. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, organic revenues grew 5.7% over the previous year. Annual subscription value (“ASV”) during the quarter grew 5.3% organically and totaled $1.36 billion as of May 31, 2018. The increase is primarily driven by higher sales of our analytics products, content and technology solutions (“CTS”) and wealth management solutions in addition to our annual international price increase.

Operating income increased 6.4% and diluted earnings per share (“EPS”) increased 15.1% compared to the prior year period. The increase in operating income was due primarily to an increase in revenue of 8.9%, partially offset by restructuring charges and certain one-time administrative expenses. The increase in EPS was primarily attributable to the lower tax rate from the TCJA and our share repurchase program.

As of May 31, 2018, employee count was 9,197, up 3.5% in the past 12 months including workforces acquired in the last 12 months. Of our total employees, 2,403 are in the U.S., 1,230 in Europe and 5,564 in the Asia Pacific region.

Additionally, FactSet received 5 industry awards, recognizing the strength of FactSet’s products and people. Awards included Best Data Analytics Provider from Waters Technology IMD/IRN, Best Middle Office solution from FTF News’ Technology Innovation Awards, and Best Buy-Side EMS from Markets Choice Awards.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended May 31,
(in millions, except client and user counts)	2018	2017	Change
Revenues	$339.9	$312.1	8.9%
Operating income	$93.3	$87.6	6.4%
Net income	$74.7	$65.4	14.3%
Diluted EPS	$1.91	$1.66	15.1%
As reported ASV	$1,356.2	$1,282.2	5.8%	(1)
Clients	4,975	4,629	7.5%	(2)
Users	89,506	86,025	4.0%	(3)

(1)

In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes.

(2)

In the second quarter of fiscal 2017, FactSet changed its user count definition to account for users from workstations previously not captured due to certain product bundling and also users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes.

Annual Subscription Value

Annual subscription value at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients. With proper notice to us, our clients are able to add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. ASV totaled $1.36 billion at May 31, 2018 and excludes professional services fees billed in the last 12 months, which are not subscription-based. We grew organic ASV by $67.5 million, or 5.3%, from a year ago. Organic ASV excludes ASV from acquisitions and dispositions completed within the past 12 months and the effects of foreign currency. The increase in ASV during the past three months was driven by higher sales of our analytics products, content and technology solutions (“CTS”) and wealth management solutions as well as our annual international price increase.

Buy-side and sell-side ASV growth rates for the third quarter of fiscal 2018 were 5.3% and 5.0%, respectively. Buy-side clients account for 84.4% of ASV, while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research. Our buy-side and sell-side client growth rates for the third quarter of fiscal 2018 were both down year over year due to continuing cost pressure on our clients, cancellations from firm closures and consolidations and an uptick in the length of our selling cycle due to offering more workflow solutions, combined with economic and market uncertainty.

ASV from U.S. operations was $843.6 million, increasing 4.4% over prior year and 4.4% organically. The increase is driven by higher sales of our analytics products and CTS products primarily sold to institutional asset managers. ASV from international operations was $512.6 million, increasing 8.1% over prior year and 6.7% organically. International ASV now represents 37.8% of total ASV, compared with 37.0% reported a year ago. This shift in ASV to international operations was due primarily to acquisitions completed in the last 12 months, growth in the fixed income and risk analytics products within the European segment, an increase in new business sales of analytics products and CTS in Asia Pacific, and our annual international price increase.

Client and User Additions

Our total client count was 4,975 as of May 31, 2018, representing a net increase of 80 clients in the past three months. In the second quarter of fiscal 2017, FactSet changed its client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes. Client count has increased by 7.5% in the last 12 months. We continue to focus on expanding and cultivating relationships with our current client base as it is essential to our long-term growth strategy and assists in our upsell of workstations, applications and content at our existing clients.

As of May 31, 2018, there were 89,506 professionals using FactSet. In the second quarter of fiscal 2017, FactSet also changed its user count definition to account for users from workstations previously not captured due to certain product bundling and to include StreetAccount web product users. The prior year user count was restated to reflect this change for comparison purposes. User count increased by 860 in the past three months primarily driven by an increase in wealth workstation sales.

Annual client retention as of May 31, 2018 was greater than 95% of ASV and 90% when expressed as a percentage of clients. Our retention success demonstrates that a majority of our clients maintain their subscriptions to FactSet year over year, highlighting the strength of our business model. As of May 31, 2018, our largest individual client accounted for approximately 2% of total subscriptions and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.

Returning Value to Stockholders

On May 7, 2018, our Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.6 million was paid on June 19, 2018 to common stockholders of record at the close of business on May 31, 2018. We repurchased 620,000 shares for $122.0 million during the third quarter of fiscal 2018 under our existing share repurchase program. Over the last 12 months, we have returned $368.9 million to stockholders in the form of share repurchases and cash dividends, funded by cash generated from operations. As of May 31, 2018, $309.3 million remained available for future share repurchases.

On March 26, 2018, our Board of Directors approved a $300.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $431.2 million was available for future share repurchases.

Capital Expenditures

Capital expenditures in the third quarter of fiscal 2018 were $6.0 million, compared with $7.9 million a year ago. Approximately $3.8 million, or 63.8%, of our capital expenditures was for upgrades to existing computer systems in Norwalk, additional server equipment for our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. The remainder of our capital expenditures was primarily for the build out of office space including $1.2 million in Hong Kong.

Results of Operations

For an understanding of the significant factors that influenced our performance for the nine months ended May 31, 2018 and 2017, respectively, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q.

	Three months ended May 31,			Nine months ended May 31,
(in thousands, except per share data)	2018	2017	Change	2018	2017	Change
Revenues	$339,911	$312,120	8.9%	$1,004,283	$894,537	12.3%
Cost of services	$165,073	$146,426	12.7%	$489,829	$405,311	20.9%
Selling, general and administrative	$81,573	$78,052	4.5%	$236,606	$219,519	7.8%
Operating income	$93,265	$87,642	6.4%	$277,848	$269,707	3.0%
Net income	$74,746	$65,414	14.3%	$198,262	$198,707	(0.2)%
Diluted EPS	$1.91	$1.66	15.1%	$5.01	$5.00	0.2%
Diluted weighted average common shares	39,104	39,457		39,543	39,736

Revenues

Three months ended May 31, 2018 compared to three months ended May 31, 2017

Revenues for the three months ended May 31, 2018 were $339.9 million, up 8.9% compared to the same period a year ago. The increase is primarily driven by higher sales of our analytics products, content and technology solutions (“CTS”) and wealth management solutions in addition to our annual international price increase. Within analytics, we saw strong contributions from our risk offering as well as fixed income and equity products. CTS had a strong third quarter and continued momentum around our new platform offering both core financial and alternative data sets. Wealth Management also had a strong quarter with workstation deployments across top tier clients. Offsetting these positive growth factors were cancellations, but at a decreased rate. Most of the cancellations were due to firm closures and firm consolidations of services leading to redundancies. Excluding the effects of revenue from acquisitions of $7.0 million and $1.9 million in foreign currency, our organic revenue growth rate was 5.7%.

Nine months ended May 31, 2018 compared to nine months ended May 31, 2017

Revenues for the nine months ended May 31, 2018 were $1,004.3 billion, up 12.3% compared to the same period a year ago. The increase in revenue was driven by acquisitions, continued momentum from our analytics and CTS products and a solid performance from our wealth products.

Revenues by Geographic Region

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2018	2017	Change	2018	2017	Change
U.S.	$210,308	$197,834	6.3%	$627,976	$580,090	8.3%
% of revenues	61.9%	63.4%		62.5%	64.8%
Europe	$98,856	$87,327	13.2%	$286,789	$235,464	21.8%
Asia Pacific	30,747	26,959	14.1%	89,518	78,983	13.3%
International	$129,603	$114,286	13.4%	$376,307	$314,447	19.7%
% of revenues	38.1%	36.6%		37.5%	35.2%
Consolidated	$339,911	$312,120	8.9%	$1,004,283	$894,537	12.3%

Three months ended May 31, 2018 compared to three months ended May 31, 2017

Revenues from our U.S. segment increased 6.3% to $210.3 million during the three months ended May 31, 2018, compared to the same period a year ago, primarily from the analytics and CTS products sold to institutional asset managers. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenues in the U.S. were up 5.0% compared to the same period a year ago. Revenues from our U.S. operations accounted for 61.9% of our consolidated revenues during the third quarter of fiscal 2018, a decrease from 63.4% in the prior year. This shift in revenues was due primarily to additional revenue from recent acquisitions largely impacting the European segment, as well as international sales growth that outpaced the growth in the U.S. segment.

European revenues grew 13.2%, compared to the same period a year ago, due primarily to recent acquisitions with significant operations in the European markets, competitive wins in analytics, CTS, increases in workstation sales and our international price increase. Foreign currency exchange rate fluctuations reduced our European revenue growth rate by 200 basis points. Year over year organic growth rates in Europe were negatively impacted by regulatory environment and political events, resulting in delayed purchasing decisions.

Asia Pacific revenue growth of 14.1% was primarily due to an increase in new business with asset managers focused on our risk analytics products and increased sales to existing clients. We also opened a new office in Shanghai, strengthening our position in the growing Chinese market. Foreign currency exchange rate fluctuations increased our Asia Pacific revenue growth rate by 70 basis points.

Nine months ended May 31, 2018 compared to nine months ended May 31, 2017

Revenues from our U.S. segment increased 8.3% to $628.0 million during the nine months ended May 31, 2018, compared to the same period a year ago. Our U.S. revenue growth rate of 8.3% for the first nine months of fiscal 2018 reflects the performance of our analytics suite, data feed products and incremental revenue from acquisitions completed in the last 12 months. Excluding the effects of acquisitions and dispositions, organic revenues in the U.S. were up 5.0% compared to the prior year period. Revenues from our U.S. operations accounted for 62.5% of our consolidated revenues during the first nine months of fiscal 2018, a decrease from 64.8% in the prior year.

European revenues grew 21.8% during the nine months ended May 31, 2018, compared to the same period a year ago due primarily from recent acquisitions, along with increased sales from analytics and CTS products. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenues grew 5.3% for the nine months ended May 31, 2018, compared to the same period a year ago. Foreign currency exchange rate fluctuations reduced our European revenue growth rate by 200 basis points.

Asia Pacific revenue growth of 13.3% during the nine months ended May 31, 2018, compared to the same period a year ago was primarily due to growth from analytics, both fixed income and equity products, and CTS. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenues grew 13.1% for the nine months ended May 31, 2018, compared to the same period a year ago. Foreign currency exchange rate fluctuations reduced our Asia Pacific revenue by less than $0.1 million.

Operating Expenses

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Cost of services	$165,073	$146,426	12.7%	$489,829	$405,311	20.9%
SG&A	81,573	78,052	4.5%	236,606	219,519	7.8%
Total operating expenses	$246,646	$224,478	9.9%	$726,435	$624,830	16.3%
Operating Income	$93,265	$87,642	6.4%	$277,848	$269,707	3.0%
Operating Margin	27.4%	28.1%		27.7%	30.2%

Cost of Services

Three months ended May 31, 2018 compared to three months ended May 31, 2017

For the three months ended May 31, 2018, cost of services increased 12.7% to $165.1 million, compared to $146.4 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 48.6% during the third quarter of fiscal 2018, an increase of 170 basis points over the prior year period primarily driven by restructuring charges and certain one-time administration expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 110 basis points in the third quarter of fiscal 2018 compared to the same period a year ago. The increase is primarily due to annual base salary increases, the hiring of 312 net new employees over the last 12 months with the majority of their compensation included in cost of services, and a weaker U.S. dollar resulting in a negative foreign currency impact.

Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased in the third quarter of fiscal 2018 compared to the same period a year ago, primarily due to recent acquisitions, which added $93.2 million of intangible assets to be amortized over a weighted-average life of 11.5 years. Data costs, when expressed as a percentage of revenues, increased 40 basis points due primarily from our recent acquisitions and higher variable data costs associated with additional users.

Nine months ended May 31, 2018 compared to Nine months ended May 31, 2017

For the nine months ended May 31, 2018, cost of services increased 20.9% to $489.8 million, compared to $405.3 million in the same period a year ago. Cost of services, expressed as a percentage of revenues, was 48.8% during the first nine months of fiscal 2018, an increase of 350 basis points over the prior year period. This increase was primarily due to higher employee compensation costs driven by an increased employee base, restructuring actions, amortization of intangible assets associated with our recent acquisitions, and data costs from acquisitions and additional users.

SG&A

Three months ended May 31, 2018 compared to three months ended May 31, 2017

For the three months ended May 31, 2018, SG&A expenses increased to $81.6 million, up 4.5%, from $78.1 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, were 24.0% during the third quarter of fiscal 2018, a decrease of 100 basis points over the prior year period as a result of foreign currency exchange gains on hedging activities and increased revenues while holding overhead costs flat on a year over year basis partially offset by restructuring costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues, decreased 62 basis points in the third quarter of fiscal 2018 compared to the same period a year ago. The decrease is primarily related to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role.

Nine months ended May 31, 2018 compared to nine months ended May 31, 2017

For the nine months ended May 31, 2018, SG&A expenses increased to $236.6 million, up 7.8% from $219.5 million in the same period a year ago. SG&A expenses, expressed as a percentage of revenues, was 23.6% during the first nine months of fiscal 2018, a decrease of 100 basis points over the prior year period. This decrease was primarily due to revenue growth outpacing the growth of SG&A related expenses on a year over year basis, foreign currency exchange gains on hedging activities and lower employee compensation, partially offset by restructuring costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 40 basis points during the first nine months of fiscal 2018 compared to the same period a year ago. The decrease is primarily related to a higher percentage of our employee base working in a cost of services capacity compared to an SG&A role.. Compensation for our employees within the content collection, consulting, product development, software and systems engineering groups are recorded within cost of services while employees within our sales and various other support and administrative departments are reflected in SG&A. In the past 12 months, the majority of our hiring has been in departments within cost of services, thus driving a higher percentage of our employee base compensation in this area.

Operating Income and Operating Margin

Three months ended May 31, 2018 compared to three months ended May 31, 2017

Operating income increased 6.4% to $93.3 million for the three months ended May 31, 2018, compared to the prior year period. Our operating margin during the third quarter of fiscal 2018 was 27.4%, down from 28.1% a year ago. The lower operating margin was primarily due to restructuring charges, higher intangible asset amortization and data costs from recent acquisitions, an increase in employee compensation costs, and a weaker U.S. dollar that resulted in a negative impact from foreign currency, partially offset by a gain on our Indian Rupee foreign exchange hedges.

Nine months ended May 31, 2018 compared to nine months ended May 31, 2017

Operating income increased 3.0% to $277.8 million for the nine months ended May 31, 2018, compared to the prior year period. Our operating margin during the first nine months of fiscal 2018 was 27.7%, down from 30.2% a year ago. The lower operating margin was primarily due to higher expenses from recent acquisitions, an increase in employee compensation costs, and restructuring actions, partially offset by a gain on our Indian Rupee foreign exchange hedges.

Operating Income by Segment

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2018	2017	Change	2018	2017	Change
U.S.	$37,987	$34,382	10.5%	$117,285	$110,574	6.1%
Europe	37,380	37,766	(1.0)%	107,344	114,282	(6.1)%
Asia Pacific	17,898	15,494	15.5%	53,219	44,851	18.7%
Consolidated	$93,265	$87,642	6.4%	$277,848	$269,707	3.0%

Our operating segments are aligned with how we manage the business and the demographic markets in which we serve and how the chief operating decision maker assesses performance. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments. The expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Three months ended May 31, 2018 compared to three months ended May 31, 2017

U.S. operating income increased 10.5% to $38.0 million during the three months ended May 31, 2018, compared to $34.4 million in the same period a year ago. The increase in U.S. operating income is primarily from revenue growth of 6.3% partially offset by increases in expenses related to employee compensation and data costs. U.S. revenue growth was driven by U.S. organic ASV growth of 5.0% and sales of our analytics suite and CTS products to institutional asset managers. Employee compensation increased primarily due to annual base salary increases, restructuring actions and higher employee benefit costs including medical expenditures. Data costs increased due to our recent acquisitions and additional users.

European operating income decreased 1.0% to $37.4 million during the three months ended May 31, 2018, compared to $37.8 million in the same period a year ago. The decrease in European operating income was due to higher employee compensation, amortization of intangible assets, and data costs partially offset by revenue growth. The impact of foreign currency reduced European operating income by $2.3 million year over year. Amortization of intangible assets increased due to acquired intangible assets from the recent acquisitions, the majority of which reside within our European segment. Data costs increased due to higher data costs related to our recently acquired businesses. These costs were partially offset by European revenue growth from increased sales in fixed income and risk analytics products.

Asia Pacific operating income increased 15.5% to $17.9 million during the three months ended May 31, 2018, compared to $15.5 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 14.1%, partially offset by a rise in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $1.2 million year over year. Asia Pacific revenue growth was due primarily to an increase in new business focused on our risk analytics suite.

Nine months ended May 31, 2018 compared to nine months ended May 31, 2017

U.S. operating income increased 6.1% to $117.3 million during the nine months ended May 31, 2018, compared to $110.6 million in the same period a year ago. The increase in U.S. operating income was primarily due to revenue growth of 8.3% partially offset by increases in expenses related to employee compensation, computer equipment and data costs. Employee compensation increased primarily due to annual base salary increases, restructuring actions, and higher employee benefit costs including medical expenditures. Computer-related expenses, which include depreciation, maintenance, software and other fees, increased 20.8% year over year due to upgrades to existing computer systems in Norwalk, additional server equipment in our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. Data costs increased primarily to higher third-party data costs from our recent acquisitions and additional users.

European operating income decreased 6.1% to $107.3 million during the nine months ended May 31, 2018, compared to $114.3 million in the same period a year ago. The decrease in European operating income was due to higher employee compensation, amortization of intangible assets, and data costs partially offset by revenue growth of 21.8%. The impact of foreign currency decreased European operating income by $4.8 million year over year. The employee compensation increase was mainly due to annual base salary increases and additional employee headcount in our European offices. The majority of these acquisitions primarily reside within our European segment, leading to increased amortization of intangible assets and data costs compared to the prior year period.

Asia Pacific operating income increased 18.7% to $53.2 million during the nine months ended May 31, 2018, compared to $44.9 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 13.3%, partially offset by increases in employee compensation. The impact of foreign currency increased Asia Pacific operating income by $2.0 million year over year. Employee compensation was higher year over year as a result of a 6.7% increase in our Asia Pacific workforce.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended May 31,			Nine months ended May 31,
(in thousands)	2018	2017	Change	2018	2017	Change
Provision for income taxes	$14,765	$19,815	(25.5)%	$69,641	$65,832	5.8%
Net income	$74,746	$65,414	14.3%	$198,262	$198,707	(0.2)%
Diluted EPS	$1.91	$1.66	15.1%	$5.01	5.00	0.2%

Income Taxes

Three months ended May 31, 2018 compared to three months ended May 31, 2017

For the three months ended May 31, 2018, the provision for income taxes was $14.8 million, down 25.5% from the same period a year ago due to the impacts from the TCJA. On December 22, 2017, the U.S. government enacted comprehensive tax legislation through the TCJA. The TCJA, among other things, lowered the statutory U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018, implemented a modified territorial tax system and imposed a mandatory one-time transition tax on accumulated E&P of foreign subsidiaries that were previously deferred from U.S. income taxes. Due to our August 31 fiscal year-end, the lower tax rate was phased in, resulting in a blended U.S. statutory federal rate of 25.7% for the full fiscal 2018 year and a 21% rate for subsequent years. Our third quarter fiscal 2018 effective tax rate was 16.5% compared with 23.2% a year ago primarily due to the TCJA.

Nine months ended May 31, 2018 compared to nine months ended May 31, 2017

For the nine months ended May 31, 2018, the provision for income taxes was $69.6 million, up 5.8% from the same period a year ago. The increase was primarily due to the one-time transition tax expense of $23.2 million and a non-recurring $2.2 million tax expense related to the remeasurement of our net U.S. deferred tax position, both of which were recorded in the second quarter of fiscal 2018. These income tax charges were partially offset by a lower blended statutory rate, the recognition of $7.1 million of excess tax benefits from stock option exercises and a $1.5 million income tax benefit from settlements with tax authorities. We had approximately $250.0 million in undistributed foreign E&P generated prior to December 31, 2017, which resulted in a provisional amount for the one-time transition tax expense of $23.2 million, payable over an eight-year period. This amount may change as we finalize the calculation of foreign E&P previously deferred from U.S. federal taxation, as well as the analysis of available foreign tax credits. Due to the changes in taxation of undistributed foreign earnings under the TCJA, we will continue to analyze foreign subsidiary earnings, as well as global working capital requirements, and may repatriate earnings when the amounts are remitted substantially free of additional tax. In addition, the estimates may also be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.

Net Income and Diluted Earnings per Share

Three months ended May 31, 2018 compared to three months ended May 31, 2017

Net income increased 14.3% to $74.7 million and diluted EPS increased 15.1% to $1.91 for the three months ended May 31, 2018, compared to the three months ended May 31, 2017. Net income and diluted EPS increased during the third quarter of fiscal 2018 due to $7.4 million of incremental revenue from acquisitions completed in the last 12 months, a decrease in the quarterly effective tax rate from 23.2% a year ago to 16.5% in the current quarter and a reduction in our weighted average shares outstanding due to significant share repurchases during the quarter. These benefits were partially offset by an increase in interest expense associated with our outstanding debt and a $1.1 million negative foreign currency impact, which lowered diluted EPS by $0.02.

Nine months ended May 31, 2018 compared to nine months ended May 31, 2017

Net income decreased 0.2% to $198.3 million while diluted EPS increased 0.2% to $5.01 for the nine months ended May 31, 2018, compared to the nine months ended May 31, 2017. Net income decreased due to restructuring actions initiated during the most recent third quarter and a $3.0 million negative foreign currency impact. . Diluted EPS increased due to the aforementioned drop in our weighted average shares outstanding.

Adjusted Net Income and Diluted Earnings per Share (non-GAAP) (Details may not sum to total due to rounding)

Financial measures in accordance with U.S. GAAP including net income and diluted EPS have been adjusted below. These adjusted financial measures are used both in presenting our results to stockholders and the investment community, and also in our internal evaluation and management of the business. We believe that these adjusted financial measures and the information they provide are useful to investors because they permit investors to view our performance using the same tools that we use to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

	Three months ended May 31,
(In thousands, except per share data)	2018	2017	Change
GAAP net income	$74,746	$65,414	14.3%
Intangible asset amortization	5,190	4,305
Deferred revenue fair value adjustment	1,242	1,886
Other non-recurring items	3,935	3,262
Income tax expense	—	(1,918)
Adjusted net income	$85,113	$72,949	16.7%

GAAP diluted EPS	$1.91	$1.66	15.1%
Intangible asset amortization	0.13	0.11
Deferred revenue fair value adjustment	0.03	0.05
Other non-recurring items	0.10	0.08
Income tax expense	—	(0.05)
Adjusted diluted EPS	$2.18	$1.85	17.8%
Weighted average common shares (diluted)	39,104	39,457

The presentation of the financial information above is not intended to be considered in isolation or as a substitute for the financial information prepared and presented in accordance with GAAP.

Adjusted net income for the three months ended May 31, 2018 was $85.1 million, an increase of 16.7% from the prior year period. As presented in the table above, adjusted net income for the three months ended May 31, 2018 excludes $5.2 million (after-tax) of intangible asset amortization, $1.2 million (after-tax) related to deferred revenue fair value adjustments from purchase accounting, $3.9 million (after-tax) of non-recurring severance charges, stock-based compensation acceleration and restructuring actions. Adjusted net income for the three months ended May 31, 2017 was $72.9 million, which excludes $4.3 million (after-tax) of intangible asset amortization, $1.9 million (after-tax) related to deferred revenue fair value adjustments from purchase accounting, $3.3 million (after-tax) of non-recurring acquisition costs and $1.9 million of income tax benefits related to finalizing prior years’ tax returns and other discrete items.

Fiscal 2018 third quarter adjusted diluted EPS of $2.18 excludes the net effect of the $0.13 detriment from the intangible asset amortization, $0.03 detriment from the deferred revenue fair value adjustments and $0.10 detriment from non-recurring severance charges, stock-based compensation acceleration and restructuring actions. Fiscal 2017 third quarter adjusted diluted EPS of $1.85 excludes the net effect of the $0.24 detriment from the intangible asset amortization, deferred revenue fair value adjustments and non-recurring acquisition costs and $0.05 benefit from finalizing prior years’ tax returns and other discrete items.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Nine months ended May 31,
(in thousands)	2018	2017
Net cash provided by operating activities	$279,342	$220,312
Capital expenditures (1)	(18,375)	(25,981)
Free cash flow (2)	$260,967	$194,331
Net cash used in investing activities	$(18,111)	$(334,407)
Net cash used in financing activities	$(241,159)	$51,407
Cash and cash equivalents at end of period	$213,061	$161,758

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	We define free cash flow as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $213.1 million, or 15.1% of our total assets at May 31, 2018, compared with $161.8 million, or 11.9% of our total assets at May 31, 2017. Our cash and cash equivalents increased $18.3 million during the first nine months of fiscal 2018 due to cash provided by operations of $279.3 million and $57.5 million in proceeds from the exercise of employee stock options. These cash inflows were partially offset by $65.0 million in dividend payments, $18.4 million of capital expenditures, $1.7 million from the effects of foreign currency fluctuations, and $235.9 million in share repurchases, which included $234.8 million under the existing share repurchase program and $1.1 million in shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Net cash used in investing activities was $18.1 million in the first nine months of fiscal 2018, representing a $316.3 million decrease from the same period a year ago. This decrease was primarily due to acquisitions completed in the first nine months of fiscal 2017 which represented $301.8 million of total cash used for acquisitions. Additionally, cash used in investing activities decreased year over year due to lower capital expenditures of $7.6 million and a decrease in the purchase of investments (net of sales) of $6.8 million year over year.

Net cash used in financing activities was $241.2 million in the first nine months of fiscal 2018, representing a $292.6 million decrease from the same period a year ago. This decrease was primarily due to $275.0 million in proceeds (net of repayment) from the issuance of long-term debt in fiscal 2017 that did not occur in fiscal 2018. In addition to the issuance of debt, the decrease was due to higher dividend payments of $5.9 million, increase in share repurchases of $21.1 million, and a reduction of tax benefits from share-based payment arrangements due to the adoption of the accounting standard update, which required us to report $7.1 million in benefits from a financing to an operating activity. Offsetting the above financing activities was also an increase in proceeds from employee stock plans of $15.4 million.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of May 31, 2018, our total cash and cash equivalents worldwide was $213.1 million with $574.7 million in outstanding borrowings (net of $0.3 million of unamortized debt issuance costs). Approximately $39.4 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $118.8 million in Europe (predominantly within the UK, France, and Germany) and the remaining $54.9 million is held in the Asia Pacific region. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.

Free cash flow generated in the nine months ended May 31, 2018 was $261.0 million, an increase of 34.3% compared to the same period a year ago. Free cash flow was attributable to $198.3 million of net income, $67.0 million of non-cash items, $14.1 million of working capital changes less $18.4 million in capital expenditures. The year over year free cash flow growth was driven by positive working capital changes totaling $47.5 million and lower capital expenditures of $7.6 million. Working capital improved year over year primarily due to increased cash collected on our receivables and the adoption of the accounting standard update for share-based payments, which required us to report $7.1 million in benefits from a financing to an operating activity.

Free cash flow generated over the last twelve months was $350.3 million and exceeded net income by 35.9% over that same period. Included in the twelve-month calculation of free cash flow was $379.6 million of net cash provided by operations less $29.3 million of capital expenditures.

Capital Resources

Capital Expenditures

Capital expenditures in the third quarter of fiscal 2018 were $6.0 million, compared with $7.9 million a year ago. Approximately $3.8 million, or 63.8%, of our capital expenditures was for upgrades to existing computer systems in Norwalk, additional server equipment in our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. The remainder of our capital expenditures was primarily for the build out of office space including $1.2 million in Hong Kong.

Capital expenditures were $18.4 million during the first nine months of fiscal 2018, down from $26.0 million in the same period a year ago. Approximately $12.8 million, or 69.6%, of capital expenditures related to upgrades to existing computer systems at our corporate headquarters in Norwalk, laptop computers and peripherals for new employees and additional servers for our existing data centers. The remainder of our capital expenditures was primarily for the build out of office space including $1.2 million in Hong Kong, $0.9 million in the Netherlands and $0.7 million in New York.

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet, presented net of related loan origination fees at May 31, 2018. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended May 31, 2018 and 2017, we paid approximately $4.3 million and $2.9 million in interest on our outstanding debt amounts, respectively. During the nine months ended May 31, 2018 and 2017, we paid approximately $11.3 million and $5.3 million in interest on our outstanding debt amounts, respectively. As of May 31, 2018, no commitment fee was owed by us since we borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants of the 2017 Credit Agreement as of May 31, 2018 and August 31, 2017.

As of May 31, 2018 the fair value of our long-term debt was $575.0 million, which we believe approximated the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $2.2 million of standby letters of credit have been issued in connection with our leased office spaces as of May 31, 2018. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of May 31, 2018 and August 31, 2017, we were in compliance with all covenants contained in the standby letters of credit.

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

As of May 31, 2018 our annualized non-U.S. dollar denominated revenues are estimated to be $99.5 million while our non-U.S. dollar denominated expenses are estimated to be $323.6 million, which translates into a net foreign currency exposure of $224.1 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 74% of our employees were located as of May 31, 2018. During the third quarter of fiscal 2018, foreign currency movements decreased operating income by $1.1 million, compared to an increase in operating income of $2.5 million in the same period a year ago. During the first nine months of fiscal 2018, foreign currency movements decreased operating income by $3.0 million, compared to an increase in operating income of $6.4 million in the same period a year ago.

Foreign Currency Hedges

As of May 31, 2018, we maintained foreign currency forward contracts on the Indian Rupee to hedge approximately 75% of our exposures through the third quarter of fiscal 2019 and 50% of our exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020. We also maintained foreign currency forward contracts on the Philippine Peso to hedge approximately 75% of our exposures through the fourth quarter of fiscal 2020. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.7 billion. The gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was Php 3.1 billion.

There were no other outstanding foreign currency forward contracts as of May 31, 2018. A gain on derivatives of $1.0 million was recorded into operating income during the three months ended May 31, 2018, compared to a loss of $0.4 million in the same period a year ago. During the first nine months of fiscal 2018, a gain on derivatives of $2.6 million was recorded into operating income, compared to a loss on derivatives of $2.8 million in the same period a year ago.

Off-Balance Sheet Arrangements

At May 31, 2018 and August 31, 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the third quarter of 2018, we repurchased 620,000 shares for $122.0 million under the existing share repurchase program compared to 300,000 shares for $48.3 million in the same period a year ago. During the first nine months of fiscal 2018, we repurchased 1,204,920 shares for $234.8 million compared to 1,284,822 shares for $208.8 million in the prior year comparable period. Over the last 12 months, we have returned $368.9 million to stockholders in the form of share repurchases and cash dividends. As of May 31, 2018, $309.3 million is available for future share repurchases under the existing share repurchase program.

On March 26, 2018, our Board of Directors approved a $300.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $431.2 million is available for future share repurchases.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2017, we had total purchase commitments of $81.0 million. There were no material changes in our purchase commitments with suppliers during the first nine months of fiscal 2018.

On February 14, 2018, we entered into a new lease to relocate our corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. We expect to take possession of the newly leased property on or around January 1, 2019 for fit-out purposes. We will continue to occupy our existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020. Including new lease agreements executed during fiscal 2018, our worldwide leased office space increased to approximately 1,760,000 square feet at May 31, 2018, up 617,000 square feet, or 54.0%, from August 31, 2017. This increase was primarily related to additional office space in the Philippines and the new headquarters lease signed in February 2018. Future minimum commitments for our operating leases in place as of May 31, 2018 totaled $416.3 million, an increase from $281.7 million as of August 31, 2017 primarily due to the aforementioned additional office space in the Philippines and the new headquarters lease in Norwalk.

As disclosed in the Capital Resources section of the MD&A, we entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million.

With the exception of the new leases entered into in the ordinary course of business, there were no other significant changes to our contractual obligations during the first nine months of fiscal 2018.

Dividends

On May 7, 2018, our Board of Directors approved a regular quarterly cash dividend of $0.64 per share. The $0.08 per share or 14.3% increases marked our 13th consecutive year we have increased dividends, highlighting our continued commitment to returning value to our shareholders. The cash dividend of $24.6 million was paid on June 19, 2018, to common stockholders of record on May 31, 2018. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2017. There were no significant changes in our accounting policies or critical accounting estimates during the first nine months of fiscal 2018.

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

MiFID II

In the European Union, the new version of the Markets in Financial Instruments Directive, also known as "MiFID II", became effective in January 2018. The main purpose of this initiative was to ensure fairer, safe and more efficient markets and facilitate greater transparency for all participants. Research is one area where both buy-side and sell-side clients have seen and will continue to see significant change requirements as a result of the MiFID II inducement rules. The goal of the new legislative framework is to strengthen investor protection and improve the functioning of financial markets, making them more efficient, resilient and transparent. New reporting requirements and tests will increase the amount of information available, and reduce the use of dark pools and OTC trading. MiFID II requirements have meant pricing models and business practices have had to adapt significantly. We will continue to evaluate our own risks and uncertainty related to MiFID II and partner with our clients to help them navigate these new rules. However, recently we have noticed a substantial interest in our research unbundling solutions, which is part of the opportunity for us, but more importantly, allows our clients to leverage our technology solutions for MiFID II compliance.

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

Business Outlook

Starting with our first quarter of fiscal 2018, we provided annual guidance and discontinued quarterly guidance. The following forward-looking statements reflect our expectations as of June 26, 2018. Given the risk factors, uncertainties and assumptions discussed below, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2018 Expectations:

We are confirming our guidance, provided in the first quarter of fiscal 2018, for the following metrics:

-	Organic ASV is expected to increase in the range of $65 million and $85 million implying a growth rate in the range of 4.9% to 6.5% compared with fiscal 2017.
-	GAAP Revenues are expected to be in the range of $1.34 billion and $1.36 billion.
-	Adjusted operating margin is expected to be in the range of 31.0% and 32.5%.

We are updating our guidance, provided in the first quarter of fiscal 2018, for the following metrics:

-	GAAP operating margin is expected to be in the range of 27.5% and 29.0%.
-

Our annual effective tax rate is expected to be in the range of 18.0% and 19.5% primarily as a result of the TCJA. This range excludes the one-time deemed repatriation tax on historical unrepatriated foreign earnings, amongst other provisions related to the TCJA. Our fiscal year end is August 31, resulting in a blended federal statutory tax rate for the full 2018 fiscal year.

-	GAAP diluted EPS is now expected to be in the range of $6.92 and $7.17. Adjusted diluted EPS is now expected to be in the range of $8.37 and $8.62.

Both GAAP operating margin and GAAP diluted EPS guidance do not include the effects of any non-recurring benefits or charges that may arise in the fourth quarter of fiscal 2018.

Business Developments

Planned Departure of Chief Financial Officer

On May 8, 2018, we entered into a separation of employment and general release agreement with Maurizio Nicolelli (the “Separation Agreement”), pursuant to which Mr. Nicolelli will remain in his current position as our Chief Financial Officer (“CFO”) until his successor is appointed, participate in an orderly transition of duties to the new CFO and remain until his effective termination date of December 31, 2018. A copy of the Separation Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Planned Departure of Chief Human Resources Officer

On July 5, 2018, we entered into a separation of employment and general release agreement with Edward Baker-Greene (the “Agreement”), pursuant to which Mr. Baker-Greene will remain in his current position as our Chief Human Resources Officer (“CHRO”) until his successor is appointed, participate in an orderly transition of duties to the new CHRO and remain until his effective termination date of November 30, 2018. A copy of the Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk and interest rate risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $99.5 million while our non-U.S. dollar denominated expenses are estimated to be $323.6 million, which translates into a net foreign currency exposure of $224.1 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

As of May 31, 2018, we maintained foreign currency forward contracts on the Indian Rupee to hedge approximately 75% of our exposures through the third quarter of fiscal 2019 and 50% of our exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020. We also maintained foreign currency forward contracts on the Philippine Peso to hedge approximately 75% of our exposures through the fourth quarter of fiscal 2020. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.7 billion. The gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was Php 3.1 billion.

A gain on derivatives of $1.0 million was recorded into operating income during the third quarter of fiscal 2018, compared to a loss on derivatives of $0.4 million in the year ago third quarter. During the first nine months of fiscal 2018, a gain on derivatives of $2.6 million was recorded into operating income, compared to a loss on derivatives of $2.8 million a year ago. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at May 31, 2018. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $10.4 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of May 31, 2018, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at May 31, 2018, would result in a decrease in operating income by $21.4 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at May 31, 2018 would increase the fair value of total assets by $65.3 million and equity by $59.3 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit on will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of our cash and investments at May 31, 2018 was $243.5 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of the Company’s investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our Consolidated Balance Sheets as the certificates of deposit have original maturities greater than three months, but less than one year and the mutual funds can be liquidated at that Company’s discretion. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt - As of May 31, 2018, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus 1.00%. During the three months ended May 31, 2018 and 2017, we paid approximately $4.3 million and $2.9 million in interest on our outstanding debt amounts, respectively. During the nine months ended May 31, 2018 and 2017, we paid approximately $11.3 million and $5.3 million in interest on our outstanding debt amounts, respectively. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the Notes to the Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first nine months of fiscal 2018 to the risk factors identified in the Company’s fiscal 2017 Annual Report on Form 10-K, with the exception of the cybersecurity risk, additional regulation of data privacy and protection of personal information and ongoing and other probably audits by tax authorities, all of which are further disclosed below.

Cyber threats and Security Vulnerabilities

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

Cyber threats are constantly evolving. FactSet could suffer significant damage to its brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to or modification of customers’ or suppliers’ data, other external data, internal data or information technology systems, if the services provided to customers were disrupted, or if products or services are perceived as having security vulnerabilities. The costs FactSet would incur to address and resolve these security incidents would increase the Company’s expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims and increased legal liability.

Data Privacy and Protection of Personal Information

Many jurisdictions in which the Company operates have laws and regulations relating to data privacy and protection of personal information, including the European Union General Data Protection Regulation (“GDPR”) effective May 25, 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and certain abilities of persons whose data is stored to correct or delete such about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. The law in this area continues to develop and the changing nature of privacy laws in the European Union and elsewhere could impact the Company’s processing of personal and sensitive information related to FactSet’s content operations, employees, clients, and vendors.

Ongoing and Other Probable Audits by Tax Authorities

In the ordinary course of business, FactSet is subject to tax examinations by various governmental tax authorities. The global and diverse nature of the Company’s business means that there could be additional examinations in the future by governmental tax authorities and the resolution of ongoing and other probable audits can impose a future risk to the results of our business.

In the third quarter of fiscal 2018, FactSet received a letter from the Massachusetts Department of Revenue relating to prior tax periods. The letter requested additional sales information in order to determine if a notice of intent to assess should be issued to FactSet. Based upon a preliminary review of their request, the Company believes the state may assess sales tax, and underpayment penalties and interest, on previously recorded sales transactions. FactSet disagrees with the preliminary conclusions reached by the state auditor and intends to dispute vigorously these matters. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and as such, has not recorded a liability as of May 31, 2018. While FactSet believes that it will ultimately prevail, if the Company is presented with a formal assessment and is required to pay it, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended May 31, 2018:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)

March 2018*	65,000	$200.02	65,000	$418,237
April 2018	465,000	$196.21	465,000	$326,999
May 2018	90,000	$196.93	90,000	$309,275
Total	620,000		620,000

*On March 26, 2018, FactSet’s Board of Directors approved a $300.0 million expansion to the existing share repurchase program. Including the approved $300.0 million expansion to the program, $309.3 million remains authorized for future share repurchases. Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBITS:

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated May 8, 2018
10.2	Separation Agreement and General Release of Claims, dated July 5, 2018
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: July 10, 2018	/s/ MAURIZIO NICOLELLI
Maurizio Nicolelli
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY
Matthew J. McNulty
Senior Vice President, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

EXBHIT NUMBER	DESCRIPTION

10.1	Separation Agreement and General Release of Claims, dated May 8, 2018
10.2	Separation Agreement and General Release of Claims, dated July 5, 2018
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document