Form 10-K
period 2018-08-31
FACTSET RESEARCH SYSTEMS INC
filed 2018-10-30
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒   Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended August 31, 2018

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

Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based upon the closing price of a share of the registrant’s common stock on February 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange on that date, was $7,767,417,390.

The number of shares outstanding of the registrant’s common stock, as of October 24, 2018, was 38,037,295.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated October 30, 2018, for the 2018 Annual Meeting of Stockholders to be held on December 18, 2018, are incorporated by reference into Part III of this Report on Form 10-K where indicated.

FACTSET RESEARCH SYSTEMS INC.

FORM 10-K

For The Fiscal Year Ended August 31, 2018

PART I

Part I

ITEM 1. BUSINESS

Business Overview

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the investment community. Our mission is to solve our clients’ greatest challenges through the power of collaboration. We deliver insight and information to investment professionals through our analytics, service, content, and technology. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, we offer proprietary and third-party content through desktop, web, mobile and off-platform solutions. Our broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. Our revenues are primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

Corporate History

FactSet was founded in 1978 and has been publicly held since 1996. We are dual listed on the New York Stock Exchange (“NYSE”) and the NASDAQ Stock Market (“NASDAQ”) under the symbol “FDS.” Fiscal 2018 marked our 40th year of operation and while much has changed in our market and technologies, our focus has always been to provide the best in class products and exceptional client service.

The following timeline depicts the Company’s history since our founding in 1978:

1970s
1978 FactSet Founded
1978 Paper FactSet
1978 Investment Management
1980s
1982 Spreadsheet Downloading
1988 Universal Screening
1989 Investment Banking
1990s
1991 Enter European Market
1992 FactSet Windows
1992 Enter Asian Market
1996 WAN
1996 Bulge Bracket
1996 IPO
1999 PA
1999 FactSet Directions
2000s
2000 Insyte
2001 Lionshares
2002 Marquee
2002 Real-Time News & Quotes
2003 Mergerstat
2004 CallStreet
2004 JCF
2004 FactSet Quant Suite
2005 TrueCourse
2005 IB Central
2005 Derivative Solutions
2005 Stream VPN
2006 Charting
2006 Eurospectus
2007 FactSet Wireless
2007 Excel Connect
2008 DealMaven
2009 FactSet Fundamentals
2010s
2011 Ownership 2.0
2011 Wealth Managers
2011 Sales & Trading
2012 Fixed Income Portfolio Analytics
2012 FactSet for iPad
2012 StreetAccount
2013 Revere
2013 Instant Messaging
2013 FactSet Income Analytical Services
2013 RMS
2014 MAC Model
2015 Code Red
2015 $1B in ASV
2015 Portware
2015 OMS & EMS
2016 Sale of Market Metrics
2016 Vermilion
2017 B-One & Cognity
2017 Cloud-based
2017 BISAM
2017 FDSG
2018 Open:FactSet
+ Product
+ Acquisition
+ Corporate

Business Strategy

We provide our clients with the global standard for delivery, integration and consumption of our financial data by the global investment community. We maintain flexible, open data and software solutions to bring the front, middle, and back office together to drive productivity and performance throughout the portfolio lifecycle. Our strategy is focused on growing our business throughout each of our three segments which include the U.S., Europe, and Asia Pacific. We believe this geographical strategy alignment helps us better manage our resources and concentrate on markets that demand our products. The U.S. segment services investment professionals, including financial institutions throughout the Americas. The European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific segment, respectively. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our key workflows of Research, Analytics, Wealth, and Content and Technology Solutions.

Research Solutions

Our Research Solutions (“Research”) workflow offers a powerful data solution that combines global coverage, deep history, and transparency with thousands of FactSet-sourced and third-party databases integrated in one flexible platform. Our Research workflow has a strong focus on growing the number of users and client types including investment banking, sell-side research, buy-side research, private equity, capital markets, investor relations, and media. This workflow offering is comprised of Core Applications, including Universal Screening, Company & Security Analytics, Industry and Markets, Filings, Ownership, Research, News and our Research Management Solutions (“RMS”).

Analytics Solutions

Our Analytics Solutions (“Analytics”) workflow addresses processes around risk, performance and reporting. Our Analytics workflow provides investment professionals with in-depth insight, powerful analytics, and comprehensive datasets integrated seamlessly into their portfolios. The Analytics workflow is driven by FactSet Portfolio Analysis (“PA”) and FactSet’s Multi-Asset Class (“MAC”) risk models. PA is a multi-asset class interactive global solution that includes a flexible, multi-tile interface of reports and charts to enable a user to make smarter decisions. MAC risk models analyze risk factors across different asset types and classes. We have enhanced our Analytics workflow offering by leveraging client-requested functionality such as fixed income optimization and the Duration Times Spread attribution model.

Additionally, included in the Analytics workflow is our portfolio management and trading solutions which focus on workflows that are specific for the front office serving traders and portfolio managers. This offering includes a multi-asset execution management system (“EMS”) platform, as well as compliance and order management functionality. These products are aimed at large asset managers, hedge funds and mid-market customers to provide a combination of automated and intelligent trading workflows.

Wealth Solutions

Our Wealth Solutions (“Wealth”) workflow creates solutions that are specific to the wealth management industry and helps with investment portfolio management, advisory services, financial planning and other financial services. Our Wealth workflow offerings include providing end-to-end solutions, focusing on non-equity content and single security analytics, portfolio and risk analytics, and digital strategy.

Content and Technology Solutions

Our Content and Technology Solutions (“CTS”) workflow is focused on delivering value to our clients in the way they want to consume it. Our goal is to reduce the number of customizations by standardizing and bundling our proprietary data into data feeds. Whether a client needs market, company, or alternative data, our data delivery services provide normalized data through APIs and a direct delivery of local copies of standard data feeds. Our symbology links and aggregates a variety of content sources to ensure consistency, transparency, and data integrity across your business.

The CTS workflow also includes direct access to insight and information outside of the workstation through cloud-based application program interfaces and white label solutions. More specifically, our recent launch of Open:FactSet data marketplace provides access to 25 specialty datasets from FactSet and other data providers in flexible delivery formats.

FactSet Clients

Buy-side

We focus on the buy-side workflow across all firm and user types. These clients include portfolio managers, analysts, traders, wealth managers, performance teams and risk and compliance teams at a variety of firms, such as traditional asset managers, wealth advisors, corporations, hedge funds, insurance companies, plan sponsors and fund of funds.

As buy-side clients continue to shift towards multi-asset class investment strategies, we are positioned to be a partner in the space, given our ability to provide enterprise-wide solutions across their entire workflow. We provide solutions across asset classes and at nearly every stage of the investment process by utilizing our workstations, powerful analytics, proprietary content, data feeds and portfolio services.

The buy-side annual subscription value (“ASV”) growth rate for fiscal 2018 was 5.4%. Buy-side clients accounted for 83.9% of ASV as of August 31, 2018.

Sell-side

We are a market leader on the sell-side and we are continuing to expand beyond investment banking into various other parts of banking institutions. Our clients represent banking & advisory, broker-dealers, consulting, independent research, institutional asset management, private equity, and venture capital firms. We believe that future growth may be derived from the breadth of solutions we provide to the sell-side across our geographic segments and workflow solutions.

Though historically we have focused on selling workstations to banks, over the last few years our emphasis has shifted to focus on selling more differentiated product offerings outside the workstation. We are also expanding our banking user base to commercial banking, equity and fixed income research teams, quantitative analysis groups, compliance and regulatory divisions and sales and trading teams.

The sell-side ASV growth rate for fiscal 2018 was 7.3%. Sell-side clients accounted for 16.1% of ASV as of August 31, 2018.

Client Subscription Growth

ASV at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients and excludes professional services fees billed in the last twelve months, which are not subscription-based. Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency

As of August 31, 2018, ASV was $1.39 billion, up $74.4 million or 5.7% organically from a year ago. This increase in ASV was driven by growth amongst our geographic segments and achievements across each of our workflow solutions which include Research, Analytics, CTS, and Wealth.

During fiscal 2018, we added 398 new clients, increasing the number of clients by 8.4% over the prior year. We added 3,051 new users during fiscal 2018, leading to a healthy progression in the number of users in both our buy-side and sell-side clients.

The following chart provides a snapshot of FactSet’s historic ASV growth:

Financial Information on Geographic Areas

Operating segments are defined as (i) components of an enterprise that engage in business activities from which they may earn revenues and incur expenses, (ii) with operating results that are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. Executive management, along with the CEO, constitute our chief operating decision making group (“CODMG”). Executive management consists of certain executives who directly report to the CEO, including the Chief Financial Officer, Chief Technology and Product Officer, Global Head of Sales and Client Solutions, General Counsel, Chief Human Resources Officer and Head of Analytics & Trading. The CODMG reviews financial information at the operating segment level and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

Our operating segments are aligned with how the Company, including its CODMG, manages the business and the demographic markets we serve. Our internal financial reporting structure is based on three segments: the U.S., Europe and Asia Pacific. We believe this alignment helps us better manage the business and focus on markets that demand our products. Our primary functional groups within the U.S., Europe, and Asia Pacific segments include sales, consulting, data collection, product development and software engineering, which provide global financial and economic information to investment managers, investment banks and other financial services professionals.

The U.S. segment services investment professionals, including financial institutions throughout the Americas. The European and Asia Pacific segments service investment professionals located throughout Europe and the Asia Pacific segment, respectively. Financial information, including revenues, operating income and long-lived assets related to our operations in each geographic area are presented in Note 7, Segment Information, and in the Notes to the Company’s Consolidated Financial Statements included in Item 8.

The U.S. segment has offices in fourteen states throughout the U.S., including our corporate headquarters in Norwalk, Connecticut as well as two additional offices located in Brazil and Canada. The European segment maintains office locations in Bulgaria, Dubai, England, Finland, France, Germany, Italy, Latvia, Luxembourg, the Netherlands, South Africa, Spain, and Switzerland. The Asia Pacific segment has office locations in Australia, China, India, Japan, and Singapore. Segment revenues reflect direct sales to clients based in their respective geographic locations. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, marketing, office and other direct expenses.

Expenditures associated with our data centers, data costs and corporate charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, which focus primarily on content collection and are located in India and the Philippines, benefit all operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

The following charts depict revenues related to our reportable segments.

Talent

Since our founding, we have built a collaborative culture that recognizes and rewards innovation and offers employees a variety of opportunities and experiences. Our employees are critical to our success and the reason we continue to execute at a high level. We believe our continued focus on making employee engagement a top priority will help us provide high quality insights and information to clients globally.

In order to optimize productivity, we have invested in expanding our footprint and talent pool in India and the Philippines, where we now have a combined workforce of over 5,500 people.

As of August 31, 2018, our employee headcount was 9,571, an increase of 5.5% in the last twelve months. Of our total employees, 2,471 are in the U.S., 1,246 in Europe and 5,854 in the Asia Pacific segment.

In fiscal 2018, approximately 430 FactSet employees within certain French and German subsidiaries were represented by mandatory works councils, an amount consistent with fiscal 2017. No other employees are represented by collective bargaining agreements.

In May 2018, we announced that Maurizio Nicolelli, the Company’s Chief Financial Officer, would depart FactSet as of December 31, 2018. In July 2018, we announced that Helen L. Shan would join FactSet as the new Chief Financial Officer beginning in September 2018. Additionally, in July 2018, we announced that Edward Baker-Greene, the Company’s Chief Human Resources Officer would depart FactSet as of November 30, 2018.

Third-Party Content

We aggregate content from thousands of third-party data suppliers, news sources, exchanges, brokers and contributors into our own dedicated online service, which clients access to perform their analyses. We carry content from premier providers of major global exchanges and data providers. We seek to maintain contractual relationships with a minimum of two content providers for each major type of financial data, though certain data sets on which we rely have a limited number of suppliers. We make every effort, when reasonable, to locate alternative sources, to ensure that we are not dependent on any one third- party data supplier. We have entered into third-party content agreements at varying lengths, which in some cases can be terminated on one year’s notice, at predefined dates, and in other cases on shorter notice. No single vendor or data supplier represented 10% or more of our total data expenses in any fiscal year presented.

Data Centers

Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our networks and systems. Our global technology infrastructure supports our operations and is designed to facilitate the reliable and efficient processing and delivery of data and analytics to our clients. Our data centers contain multiple layers of redundancy to enhance system performance, including maintaining, processing and storing data at multiple data centers. User connections are load balanced between data centers. In the event of a site failure, equipment problem or localized disaster, the remaining centers have the capacity to handle the additional load. We continue to be focused on maintaining a global technological infrastructure that allows us to support our growing business.

Several years ago, we launched Project NextGen to evolve away from large mainframe computers to a more distributed environment powered by a vast array of smaller, faster and more cost-effective machines. We operate fully redundant data centers in both Virginia and New Jersey in the U.S. that can handle our entire client capacity. In addition, we maintain a vast private wide area network that provides a high-speed direct link between the client’s local network and the data content and powerful applications found on our mainframe machines.

The Competitive Landscape

We are a part of the financial information services industry, providing accurate financial information and software solutions to the global investment community. This extremely competitive market is comprised of both large, well-capitalized companies and smaller, niche firms including market data suppliers, news and information providers and many of the content providers that supply us with financial information included in the FactSet workstation. Our largest competitors are Bloomberg L.P., Refinitiv (formerly part of Thomson Reuters), and S&P Global Market Intelligence. Other competitors and competitive products include online database suppliers and integrators and their applications, such as MSCI Inc., Morningstar Inc., BlackRock Solutions and RIMES Technologies Corporation. Many of these firms offer products or services which are similar to those we sell. Our development of our own robust sets of proprietary content combined with our news and quotes offering have resulted in more direct competition with the largest financial data providers.

Despite competing products and services, we enjoy high barriers to entry and believe it would be difficult for another vendor to quickly replicate the extensive databases we currently offer. Through our in-depth analytics and client service, we believe we can offer clients a more complete solution with one of the broadest sets of functionalities, through a desktop user interface or data feed. In addition, our applications, including our client support and service offerings, are entrenched in the workflow of many financial professionals given the downloading functions and portfolio analysis/screening capabilities offered. We are entrusted with significant amounts of our clients' own proprietary data, including portfolio holdings. As a result, our products have become central to our clients’ investment analysis and decision-making.

Intellectual Property

We have registered trademarks and copyrights for many of our products and services and will continue to evaluate the registration of additional trademarks and copyrights as appropriate. We enter into confidentiality agreements with our employees, clients, data suppliers and vendors. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws. While we do not believe we are dependent on any one of our intellectual property rights, we do rely on the combination of intellectual property rights and other measures to protect our proprietary rights. Despite these efforts, existing intellectual property laws may afford only limited protection.

Research and Product Development Costs

A key aspect of our growth strategy is to enhance our existing products and applications by making them faster with more reliable data. We strive to rapidly to adopt new technology that can improve our products and services. At FactSet we do not have a separate research and product development department, but rather our Product Development and Engineering departments work closely with our strategists, product managers, sales and other client-facing specialists to identify areas of improvement to provide increased value to our clients. Research and product development costs relate to the salary and benefits for our product development, software engineering and technical support staff. These costs are expensed as incurred within our cost of services as employee compensation. We expect to appropriate a similar percentage of our workforce and associated expenses in future years to continue to develop new products and enhancements, respond quickly to market changes and meet the needs of our clients efficiently. In fiscal 2018, we incurred $217.1 million of research and product development costs, which was comparable to our spend on similar development during fiscal years 2017 and 2016, respectively.

Government Regulation

FactSet is subject to reporting requirements, disclosure obligations and other recordkeeping requirements of the Securities and Exchange Commission (“SEC”) and the various local authorities that regulate each location in which we operate. The Company’s P.A.N. Securities, LP, is a member of the Financial Industry Regulatory Authority, Inc. and is a registered broker-dealer under Section 15 of the Securities Exchange Act of 1934. P.A.N. Securities, LP, as a registered broker-dealer, is subject to Rule 15c3-1 under the Securities Exchange Act of 1934, which requires that the Company maintain minimum net capital requirements. The Company claims exemption under Rule 15c3-3(k)(2)(i).

Corporate Contact Information

FactSet was founded as a Delaware corporation in 1978, and its principal executive office is in Norwalk, Connecticut.

Mailing address of the Company’s headquarters: 601 Merritt 7, Norwalk, Connecticut 06851 USA

Telephone number: +1 (203) 810-1000

Website address: www.factset.com

Available Information

Through the Investor Relations section of FactSet’s website (https://investor.factset.com), we make available the following filings as soon as practicable after they are electronically filed with, or furnished to, the SEC: the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements for the annual stockholder meetings, Reports on Forms 3, 4 and 5, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available free of charge.

Additionally, we broadcast live our quarterly earnings calls via the investor relations section of our website. We also provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. The contents of this website section are not intended to be incorporated by reference into this Report on Form 10-K or in any other report or document the Company files and any reference to this section of our website is intended to be inactive textual references only.

In addition, the FactSet Code of Business Conduct and Ethics is posted in the Investor Relations section of the Company’s website. The same information is available in print to any stockholder who submits a written request to the Company’s Investor Relations department. Any amendments to or waivers of such code that are required to be publicly disclosed by the applicable exchange rules or the SEC will be posted on our website. The Corporate Governance Guidelines and the charters of each of the committees of the Company’s Board of Directors, including the Audit Committee, Compensation and Talent Committee, and Nominating and Corporate Governance Committee are available on the Investor Relations section of our website. The same information is available in print, free of charge, to any stockholder who submits a written request to our Investor Relations department.

Executive Officers of the Registrant

The following table shows FactSet’s current executive officers:

Name of Officer	Age	Office Held with the Company	Officer Since
F. Philip Snow	54	Chief Executive Officer	2014
Helen L. Shan	50	Executive Vice President and Chief Financial Officer	2018
Edward Baker-Greene	55	Senior Vice President, Chief Human Resources Officer	2015
Gene D. Fernandez	51	Executive Vice President, Chief Technology and Product Officer	2017
Robert J. Robie	39	Executive Vice President, Head of Analytics and Trading Analytics Solutions	2018
Rachel R. Stern	53	Executive Vice President, General Counsel and Secretary	2009
John W. Wiseman	50	Executive Vice President, Global Head of Sales and Client Solutions	2017

F. Philip Snow – Chief Executive Officer. Mr. Snow was named Chief Executive Officer effective July 1, 2015. Prior to that, Mr. Snow held the title of President. He began his career at FactSet in 1996 as a Consultant, before moving to Asia to hold positions in the Tokyo and Sydney offices. After moving back to the U.S. in 2000, Mr. Snow held various sales leadership roles before assuming the role of Senior Vice President, Director of U.S. Investment Management Sales in 2013. Mr. Snow received a B.A. in Chemistry from the University of California at Berkeley and a Master of International Management from the Thunderbird School of Global Management. He holds the Chartered Financial Analyst designation and is a member of the CFA Institute.

Helen L. Shan – Executive Vice President and Chief Financial Officer. Ms. Shan joined FactSet in September 2018 from Marsh and McLennan Companies, where she was CFO for Mercer, one of the world’s leading professional services firms. During her time at Mercer, Ms. Shan was responsible for global financial reporting and performance, operational finance, investments, and corporate strategy, leading a team of finance professionals supporting clients in over 130 countries. Prior to Mercer, Ms. Shan was a Vice President and Treasurer for both Marsh and McLennan Companies and Pitney Bowes Inc. and was also a Managing Director at J.P. Morgan. In September 2018, Ms. Shan joined the Board of Directors of EPAM Systems Inc., a leading global provider of digital platform engineering and software development services. Ms. Shan earned B.S. degrees from the University of Pennsylvania’s Wharton School and School of Engineering and Applied Science, and a Master of Business Administration from Cornell University’s SC Johnson College of Business.

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

On July 5, 2018, the Company entered into a separation of employment and general release agreement with Edward Baker-Greene, pursuant to which Mr. Baker-Greene will remain in his current position as Chief Human Resources Officer until his successor is appointed and will remain an employee of FactSet until his separation date of November 30, 2018.

Gene D. Fernandez – Executive Vice President, Chief Technology and Product Officer. Mr. Fernandez joined FactSet in November 2017 from J.P. Morgan, where he served as the Chief Technology Officer, New Product Development. In this role, he developed the strategy and built the engineering function responsible for new product innovation. During a decade at J.P. Morgan, Mr. Fernandez held various other roles, including Chief Technology Officer for Client Technology and Research and Banking Information Technology. Prior to J.P. Morgan, he worked at Credit Suisse and Merrill Lynch. Mr. Fernandez received a B.S. in Computer Science and Economics from Rutgers University.

Robert J. Robie – Executive Vice President, Head of Analytics and Trading Analytics Solutions. Mr. Robie joined FactSet in 2000 as a Product Sales Specialist. During his tenure at FactSet, Mr. Robie has held several positions of increasing responsibility, including Senior Director of Analytics and Director of Global Fixed Income and Analytics where he led sales and support efforts for FactSet’s fixed income product offering. Between 2004 and 2005, Mr. Robie worked at BTN Partners, where he worked in their quantitative portfolio management and performance division as an analyst. Mr. Robie holds a B.A. in Economics from Beloit College.

Rachel R. Stern – Executive Vice President, General Counsel and Secretary. Ms. Stern joined FactSet in 2001 as General Counsel. In addition to the Legal Department at FactSet, she is responsible for Facilities and Real Estate Planning; Third-Party Content and Strategic Partnerships; and the administration of our offices in Hyderabad and Manila. Ms. Stern is admitted to practice in New York, and Washington D.C., and as House Counsel in Connecticut. Ms. Stern received a B.A. from Yale University, an M.A. from the University of London and a J.D. from the University of Pennsylvania Law School.

John W. Wiseman – Executive Vice President, Global Head of Sales and Client Solutions. Mr. Wiseman joined FactSet in 2004 as a Vice President in the sales department. During his tenure at FactSet, Mr. Wiseman has held several positions of responsibility including Senior Vice President, Global Head of Strategic Partnerships & Alliances. Prior to his experience with FactSet, Mr. Wiseman was a Senior Managing Director at Bear Stearns & Co. Inc. Mr. Wiseman received a B.A. in Political Science and Management Science from Duke University and a Master of Business Administration from the University of Edinburgh.

Additional Information

Additional information with respect to FactSet’s business is included in the following pages and is incorporated herein by reference:

Page(s)
Five-Year Summary of Selected Financial Data	22
Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-44
Quantitative and Qualitative Disclosures about Market Risk	45
Note 1 to Consolidated Financial Statements entitled Organization and Nature of Business	56
Note 7 to Consolidated Financial Statements entitled Segment Information	67

ITEM 1A. RISK FACTORS

The following risks could materially and adversely affect our business, financial condition, cash flows, results of operations and the trading price of our common stock could decline. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Investors should also refer to the other information set forth in this Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the related notes. Investors should carefully consider all risks, including those disclosed, before making an investment decision.

Loss, corruption and misappropriation of data and information relating to clients and others

Many of our products, as well as our internal systems and processes, involve the storage and transmission of our own, as well as supplier and customer proprietary information and sensitive or confidential data, including client portfolios and strategies. Breaches of this confidentiality, should they occur, could result in the loss of clients and termination of arrangements with suppliers for the use of their data. We rely on a complex network of internal controls to protect the privacy of data. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, unauthorized access or misappropriation of client or supplier data by an employee or an external third-party could occur. Additionally, the maintenance and enhancement of our systems may not be completely effective in preventing loss, unauthorized access or misappropriation. Data misappropriation, unauthorized access or data loss could instill a lack of confidence in our products and systems and damage our brand, reputation and business. Breaches of security measures could expose us, our clients or the individuals affected to a risk of loss or misuse of this information, potentially resulting in litigation and liability for us, as well as the loss of existing or potential clients. Many jurisdictions in which we operate have laws and regulations relating to data privacy and protection of personal information, including the European Union General Data Protection Regulation (“GDPR”) which became effective May 25, 2018. GDPR requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including our use, protection and certain abilities of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenues. The law in this area continues to develop and the changing nature of privacy laws in the European Union and elsewhere could impact our processing of personal and sensitive information related to our content operations, employees, clients, and suppliers, and may expose us to claims of violations.

Successful cyber-attacks and the failure of cyber-security systems and procedures

In providing our software-enabled services to clients, we rely on information technology infrastructure that is primarily managed internally, along with some reliance placed on third-party service providers. We and these third-party service providers are subject to the risks of system failures and security breaches, including cyber-attacks, such as phishing scams, viruses and denials of service attacks, as well as employee errors or malfeasance. Our protective systems and procedures and those of third parties to which we are connected, such as cloud computing providers, may not be effective against these threats. We could suffer significant damage to our brand and reputation if a cyber-attack or other security incident were to allow unauthorized access to, or modification of, clients’ or suppliers’ data, other external data, internal data or information technology systems; if the services provided to clients were disrupted; or if products or services were perceived as having security vulnerabilities. The costs we would incur to address and resolve these security incidents would increase our expenses. These types of security incidents could also lead to lawsuits, regulatory investigations and claims, loss of business and increased legal liability. We also make acquisitions periodically. While significant effort is placed on addressing information technology security issues with respect to the acquired companies, we may inherit such risks when these acquisitions are integrated into our infrastructure.

A prolonged or recurring outage at our data centers and other business continuity disruptions at facilities could result in reduced service and the loss of clients

Our clients rely on us for the delivery of time-sensitive, up-to-date data and applications. Our business is dependent on our ability to process substantial volumes of data and transactions rapidly and efficiently on our computer-based networks and systems. Our computer operations, as well as our other business centers, and those of our suppliers and clients are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failures, terrorist attacks, acts of war, civil unrest, Internet failures, computer viruses and security breaches, and other events beyond our reasonable control. We maintain back-up facilities and certain other redundancies for each of our major data centers to minimize the risk that any such event will disrupt those operations. However, a loss of our services involving our significant facilities may materially disrupt our business and may induce our clients to seek alternative data suppliers. Any such, losses or damages we incur could have a material adverse effect on our business. Although we seek to minimize these risks through security measures, controls, back-up data centers and emergency planning, there can be no assurance that such efforts will be successful or effective.

Competition in our industry may cause price reductions or loss of market share

We continue to experience intense competition across all markets for our products with competitors ranging in size from smaller, highly specialized, single-product businesses to multi-billion-dollar companies. While we believe the breadth and depth of our suite of products and applications offer benefits to our clients that are a competitive advantage, our competitors may offer price incentives to attract new business. Future competitive pricing pressures may result in decreased sales volumes and price reductions, resulting in lower revenues. Weak economic conditions may also result in clients seeking to utilize lower-cost information that is available from alternative sources. The impact of cost-cutting pressures across the industries we serve could lower demand for our products. Clients within the financial services industry that strive to reduce their operating costs may seek to reduce their spending on financial market data and related services, such as ours. If our clients consolidate their spending with fewer suppliers, by selecting suppliers with lower-cost offerings or by self-sourcing their needs for financial market data, our business could be negatively affected.

The continued shift from active to passive investing could negatively impact user count growth and revenues

The predominant investment strategy today is still active investing, which attempts to outperform the market. The main advantage of active management is the expectation that the investment managers will be able to outperform market indices. They make informed investment decisions based on their experiences, insights, knowledge and ability to identify opportunities that can translate into superior performance. The main advantage of passive investing is that it closely matches the performance of market indices. Passive investing requires little decision-making by investment managers and low operating costs which result in lower fees for the investor. While the majority of assets under management are still actively managed, outflows to passively managed index funds have increased in recent years. A continued shift to passive investing could reduce demand for the services of active investment managers and consequently, the demand of our clients for our services.

A decline in equity and/or fixed income returns may impact the buying power of investment management clients

Approximately 83.9% of our ASV is derived from our investment management clients. The profitability and management fees of these clients are tied to assets under management. An equity market decline not only depresses the value of assets under management but could cause a significant increase in redemption requests from our clients’ customers, further reducing their assets under management. Reduced client profits and management fees may cause our clients to cut costs. Moreover, extended declines in the equity and fixed income markets may reduce new fund or client creation. Each of these developments may result in lower demand for our services and workstations from investment managers that could affect our business.

Failure to develop and market new products and enhancements that maintain our technological and competitive position and failure to anticipate and respond to changes in the marketplace for our products

The market for our products is characterized by rapid technological change, including methods and speed of delivery, changes in client demands, development of new investment instruments and evolving industry standards, which can render our existing products less competitive, obsolete or unmarketable. As a result, our future success will continue to depend upon our ability to identify and develop new products and enhancements that address the future needs of our target markets and to respond to their changing standards and practices. We may not be successful in developing, introducing, marketing, licensing and implementing new products and enhancements on a timely and cost-effective basis or without impacting the stability and efficiency of existing products and customer systems. Further, any new products and enhancements may not adequately meet the requirements of the marketplace or achieve market acceptance. Our failure or inability to anticipate and respond to changes in the marketplace, including competitor and supplier developments, may also adversely affect our business, operations and growth.

Uncertainty, consolidation and business failures in the global investment banking industry may cause us to lose clients and users

Our investment banking clients that perform Mergers and Acquisitions (“M&A”) advisory work, capital markets services and equity research, account for approximately 16.1% of our ASV. A significant portion of these revenues relate to services deployed by the largest banks. Consolidation or contraction in this industry directly impacts the number of prospective clients and users within the sector. Thus, economic uncertainty for our global investment banking clients, consolidation and business failures in this sector could adversely affect our financial results and future growth.

Volatility in the financial markets may delay the spending pattern of clients and reduce future ASV growth

The decision on the part of large institutional clients to purchase our services often requires management-level sponsorship and typically depends upon the size of the client, with larger clients having more complex and time-consuming purchasing processes. The process is also influenced by market volatility. These characteristics often lead us to engage in relatively lengthy sales efforts. Purchases (and incremental ASV) may therefore be delayed as uncertainties in the financial markets may cause clients to remain cautious about capital and data content expenditures, particularly in uncertain economic environments.

Additional cost due to tax assessments resulting from ongoing and future audits by tax authorities as well as changes in tax laws

In the ordinary course of business, we are subject to tax examinations by various governmental tax authorities. The global and diverse nature of our business means that there could be additional examinations by governmental tax authorities and the resolution of ongoing and other probable audits which could impose a future risk to the results of our business. In the third quarter of fiscal 2018, we received a letter from the Massachusetts Department of Revenue relating to prior tax periods. The letter requested additional information in order to determine if we should have collected sales and use taxes on our sales to Massachusetts-based clients. Based upon a preliminary review of their request, it is possible that the State may assess sales and use taxes, underpayment penalties and interest, on previously recorded sales transactions. We have not recorded a liability as of August 31, 2018. While we believe that we will ultimately prevail, if we are required to pay an assessment, the amount could have a material impact on our consolidated financial position, cash flows and results of operations.

Changes in tax laws or the terms of tax treaties, in a jurisdiction where we are subject to tax could increase our taxes payable. On December 22, 2017, the Tax Cuts and Jobs Act, (the "Act") was signed into law. The Act enacts broad changes to the existing U.S. Internal Revenue code, including reducing the federal corporate income tax rate from 35% to 21%, amongst many other complex provisions. The ultimate impact of such tax reform may differ from our current estimate due to changes in interpretations and assumptions made by us as well as the issuance of further regulations or guidance.

Failure to identify, integrate, or realize anticipated benefits of acquisitions and strains on resources as a result of growth

There can be no assurance that we will be able to identify suitable candidates for successful acquisition at acceptable prices. Additionally, there may be integration risks or other risks resulting from acquired businesses. As we continue to pursue selective acquisitions to support our business strategy, we seek to be a disciplined acquirer. Our ability to achieve the expected returns and synergies from past and future acquisitions and alliances depends in part upon our ability to integrate the offerings, technology, sales, administrative functions and personnel of these businesses effectively into our core business. We cannot guarantee that our acquired businesses will perform at the levels anticipated. In addition, past and future acquisitions may subject us to unanticipated risks or liabilities or disrupt operations.

Growth, such as the addition of new clients and acquisitions, puts demands on our resources, including our internal systems and infrastructure. These may require improvements or replacement to meet the additional demands of a larger organization. Further, the addition of new clients and the implementation of such improvements would require additional management time and resources. These needs may result in increased costs that could negatively impact results of operations. Failure to implement needed improvements, such as improved scalability, could result in a deterioration in the performance of our internal systems and negatively impact the performance of our business.

Failure to enter into or renew contracts supplying new and existing data sets or products on competitive terms

We collect and aggregate third-party content from thousands of data suppliers, news sources, exchanges, brokers and contributors into our own dedicated online service, which clients access to perform their analyses. Clients have access to the data and content found within our databases. These databases are important to our operations as they provide clients with key information. We have entered into third-party content agreements with varying lengths, which in some cases can be terminated on one year’s notice at predefined dates, and in other cases on shorter notice. Some of our content provider agreements are with competitors, who may attempt to make renewals difficult or expensive. We seek to maintain favorable contractual relationships with our data suppliers, including those that are also competitors. We also make efforts, when reasonable, to locate alternative sources to ensure we are not dependent on any one third-party data supplier. We believe we are not dependent on any one significant third-party data supplier. Our failure to be able to maintain these relationships or the failure of our suppliers to deliver accurate data or in a timely manner could adversely affect our business.

Inability to hire and retain key qualified personnel

Our business is based on successfully attracting, motivating and retaining talented employees. Competition for talent, especially engineering personnel, is strong. We need technical resources such as engineers to help develop new products and enhance existing services. We rely upon sales personnel to sell our products and services and maintain healthy business relationships. If we are unsuccessful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected and could have a material, adverse effect on our business.

Increased accessibility to free or relatively inexpensive information sources may reduce demand for our products

Each year, an increasing amount of free or relatively inexpensive information becomes available, particularly through the Internet, and this trend may continue. The availability of free or relatively inexpensive information may reduce demand for our products. While we believe our service offering is distinguished by such factors as customization, timeliness, accuracy, ease-of-use, completeness and other value-added factors, if users choose to obtain the information they need from public or other sources, then our business and results of operations could be adversely affected.

Third parties may claim we infringe upon their intellectual property rights or may infringe upon our intellectual property rights

We may receive notice from others claiming that we have infringed upon their intellectual property rights. Responding to these claims may require us to enter into royalty and licensing agreements on favorable terms, incur litigation costs, enter into settlements, stop selling or redesign affected products, pay damages and satisfy indemnification commitments with our clients or suppliers under contractual provisions of various license arrangements. Additionally, third parties may copy, infringe or otherwise profit from unauthorized use of our intellectually property rights requiring us to litigate to protect our rights. Certain countries may not offer adequate protection of proprietary rights. If we are required to defend ourselves or assert our rights or take such actions mentioned, our operating margins may decline as a result. We have incurred, and expect to continue to incur, expenditures to acquire the use of technology and intellectual property rights as part of our strategy to manage this risk.

Operations outside the U.S. involve additional requirements and burdens that we may not be able to control or manage successfully

In fiscal 2018, approximately 38% of our revenues related to operations located outside the U.S. In addition, a significant number of our employees, approximately 74%, are located in offices outside the U.S. We expect our growth to continue outside the U.S., with non-U.S. revenues accounting for an increased portion of total revenues in the future. Our non-U.S. operations involve risks that differ from or are in addition to those faced by our U.S. operations. These risks include: difficulties in developing products, services and technology tailored to the needs of non-U.S. clients, including in emerging markets; different employment laws and rules; rising labor costs in low-wage countries; difficulties in staffing and managing personnel that are located outside the U.S.; different regulatory, legal and compliance requirements, including in the areas of privacy and data protection, anti-bribery and anti-corruption, trade sanctions and currency controls, marketing and sales and other barriers to conducting business; social and cultural differences, such as languages; diverse or less stable political, operating and economic environments and market fluctuations; civil disturbances or other catastrophic events that reduce business activity; limited recognition of our brand and intellectual property protection; differing accounting principles and standards; restrictions on or adverse tax consequences from entity management efforts; and changes in U.S. or foreign tax laws. If we are not able to adapt efficiently to or manage the business effectively in markets outside the U.S., our business prospects and operating results could be materially and adversely affected.

Exposure to fluctuations in currency exchange rates and the failure of hedging arrangements

Due to the global nature of our operations, we conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen, and Philippine Peso. To the extent that our international activities increase in the future, our exposure to fluctuations in currency exchange rates may increase as well. To manage this exposure, we utilize derivative instruments (such as foreign currency forward contracts). By their nature, all derivative instruments involve elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. Credit risk is managed through the continuous monitoring of exposure to the counterparties associated with these instruments. Our primary objective in holding derivatives is to reduce the volatility of earnings with changes in foreign currency. Although we believe that our foreign exchange hedging policies are reasonable and prudent under the circumstances, our attempt to hedge against these risks may not be successful, which could cause an adverse impact on our results of operations.

Legislative and regulatory changes in the environments in which we and our clients operate

Many of our clients operate within a highly regulated environment and must comply with governmental legislation and regulations. The U.S. regulators have increased their focus on the regulation of the financial services industry. Increased regulation of our clients may increase their expenses, causing them to seek to limit or reduce their costs from outside services such as ours. Additionally, if our clients are subjected to investigations or legal proceedings they may be adversely impacted, possibly leading to their liquidation, bankruptcy, receivership, reduction in assets under management, or diminished operations, which would adversely affect our revenues. In the European Union, the new version of the Markets in Financial Instruments Directive, also known as “MiFID II” became effective in January 2018. We believe that compliance with MiFID II requirements is time-consuming and costly for the investment managers who are subject to it and will cause clients to adapt their pricing models and business practices significantly. These increased costs may impact our clients’ spending and may cause some investment managers to lose business or withdraw from the market, which may adversely affect demand for our services. However, MiFID II may also present us with new business opportunities for new service offerings. In addition to the MiFID II requirements, we further believe the proposed withdrawal of the U.K. from the European Union (also known as Brexit) on terms still being negotiated, has created economic uncertainty among our client base. This uncertainty may have an impact on our clients’ expansion or spending plans, which may in turn negatively impact our revenues or growth.

As a business, we are also subject to numerous laws and regulations in the U.S. and in the other countries in which we operate. These laws, rules, and regulations, and their interpretations, may change in the future, and compliance with these changes may increase our costs or cause us to make changes in or otherwise limit our business practices. In addition, the global nature and scope of our business operations make it more difficult to monitor areas that may be subject to regulatory and compliance risk. If we fail to comply with any applicable law, rule, or regulation, we could be subject to claims and fines and suffer reputational damage.

Adverse resolution of litigation or governmental investigations

We are party to lawsuits in the normal course of business. Litigation and governmental investigations can be expensive, lengthy and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Unfavorable resolution of lawsuits could have a material adverse effect on our business, operating results or financial condition. For additional information regarding legal matters, see Item 3, Legal Proceedings, contained in Part I of this Report on Form 10-K.

Failure to maintain reputation

We enjoy a positive reputation in the marketplace. Our ability to attract and retain clients and employees is affected by external perceptions of our brand and reputation. Reputational damage from negative perceptions or publicity could affect our ability to attract and retain clients and employees and our ability to maintain our pricing for our products. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 31, 2018, we leased approximately 202,000 square feet of office space at our headquarters in Norwalk, Connecticut. On February 14, 2018, we entered into a new lease agreement to relocate our corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. We expect to take possession of the newly leased property on or around January 1, 2019, for fit-out purposes. We will continue to occupy our existing headquarters space until the new headquarters is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020.

Including new lease agreements executed during fiscal 2018, our Company’s worldwide leased space increased to approximately 1,750,000 square feet as of August 31, 2018, up 607,000 square feet, or 53.1%, from August 31, 2017 and includes properties at the following locations:

Segment	Leased Location

United States	Atlanta, Georgia
Austin, Texas
Boston, Massachusetts
Chicago, Illinois
Jackson, Wyoming
Los Angeles, California
Manchester, New Hampshire
Minneapolis, Minnesota
New York, New York
Norwalk, Connecticut
Piscataway, New Jersey
Reston, Virginia
San Francisco, California
Sao Paulo, Brazil
Toronto, Canada
Youngstown, Ohio

Europe	Avon, France
Amsterdam, the Netherlands
Cologne, Germany
Dubai, United Arab Emirates
Frankfurt, Germany
Gloucester, England
Johannesburg, South Africa
London, England
Luxembourg City, Luxembourg
Madrid, Spain
Milan, Italy
Paris, France
Riga, Latvia
Sofia, Bulgaria
Zurich, Switzerland

Asia Pacific	Chennai, India
Hong Kong, China
Hyderabad, India
Manila, the Philippines
Melbourne, Australia
Mumbai, India
Shanghai, China
Singapore
Sydney, Australia
Tokyo, Japan

We have data content collection offices located in Hyderabad, India and Manila, the Philippines, which benefit all our operating segments. Additionally, we have data centers that support our technological infrastructure located in Manchester, New Hampshire, Piscataway, New Jersey and Reston, Virginia. The other locations listed in the table above are leased office space. The leases expire on various dates through 2031. We believe the amount of leased space as of August 31, 2018 is adequate for our current needs and that additional space is available for lease to meet any future needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including intellectual property litigation. Based on currently available information, the Company’s management does not believe that the ultimate outcome of these unresolved matters against FactSet, individually or in the aggregate, is likely to have a material adverse effect on the Company's consolidated financial position, its annual results of operations or its annual cash flows. However, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information, Holders and Dividends

Market Information – Our common stock is listed on the New York Stock Exchange (“NYSE”) and the NASDAQ Stock Market under the symbol FDS. The following table sets forth, for each fiscal period indicated, the high and low sales prices per share of our common stock as reported on the NYSE:

	First	Second	Third	Fourth
2018
High	$200.31	$209.02	$217.36	$229.98
Low	$155.88	$183.89	$184.48	$195.69

2017
High	$183.17	$183.64	$182.56	$172.22
Low	$150.95	$157.56	$156.92	$155.09

Holders of Record – As of October 24, 2018, we had approximately 177,777 holders of record of our common stock. However, because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. The closing price of our common stock on October 24, 2018, was $215.30 per share as reported on the NYSE.

Dividends - During fiscal years 2018 and 2017, our Board of Directors declared the following dividends on our common stock:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2018
First Quarter	$0.56	November 30, 2017	$21,902	December 19, 2017
Second Quarter	$0.56	February 28, 2018	$21,799	March 20, 2018
Third Quarter	$0.64	May 31, 2018	$24,566	June 19, 2018
Fourth Quarter	$0.64	August 31, 2018	$24,443	September 18, 2018

Fiscal 2017
First Quarter	$0.50	November 30, 2016	$19,852	December 20, 2016
Second Quarter	$0.50	February 28, 2017	$19,709	March 21, 2017
Third Quarter	$0.56	May 31, 2017	$21,951	June 20, 2017
Fourth Quarter	$0.56	August 31, 2017	$21,853	September 19, 2017

All the above cash dividends were paid from existing cash resources on a quarterly basis. Future dividend payments will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us, and is subject to final determination by our Board of Directors.

(b)	Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities during fiscal 2018.

(c)	Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the share repurchase activity under the current stock repurchase program during the three months ended August 31, 2018 (in thousands, except per share data):

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (1)
June 2018	49,975	$199.10	49,975	$299,325
July 2018	214,503	$204.09	214,503	$255,548
August 2018	65,000	$212.27	65,000	$241,750
	329,478		329,478

(1)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Securities Authorized for Issuance under Equity Compensation Plans – see Part III of this Report on Form 10-K

Stock Performance Graph

The annual changes for the five-year period shown in the graph below are based on the assumption that $100 had been invested in our common stock, the Standard & Poor’s 500 Index, the NYSE Composite Index and the Dow Jones U.S. Financial Services Index on August 31, 2013. The total cumulative dollar returns shown on the graph represent the value that such investments would have had on August 31, 2018. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

	2013	2014	2015	2016	2017	2018
FactSet Research Systems Inc.	$100	$124	$154	$174	$154	$224
S&P 500 Index	$100	$123	$121	$133	$151	$178
NYSE Composite Index	$100	$119	$110	$116	$128	$140
Dow Jones U.S. Financial Services Index	$100	$119	$124	$125	$157	$191

The information contained in the above graph shall not be deemed to be soliciting material or filed or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, except to the extent that FactSet specifically incorporates it by reference into a document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from our consolidated financial statements. This financial data should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data, of this Report on Form 10-K.

Consolidated Statements of Income Data

	For the year ended August 31,
(in thousands, except per share data)	2018		2017		2016		2015		2014
Revenues	$1,350,145		$1,221,179		$1,127,092		$1,006,768		$920,335
Operating income	$366,204	(1)	$352,135	(4)	$349,676	(7)	$331,918	(10)	$302,219	(13)
Provision for income taxes	$84,753		$86,053		$122,178		$92,703		$91,921
Net income	$267,085	(2)	$258,259	(5)	$338,815	(8)	$241,051	(11)	$211,543	(14)
Diluted earnings per common share	$6.78	(3)	$6.51	(6)	$8.19	(9)	$5.71	(12)	$4.92	(15)
Weighted average common shares (diluted)	39,377		39,642		41,365		42,235		42,970
Cash dividends declared per common share	$2.40		$2.12		$1.88		$1.66		$1.48

Consolidated Balance Sheet Data

	As of August 31,
(in thousands)	2018	2017	2016	2015	2014
Cash and cash equivalents	$208,623	$194,731	$228,407	$158,914	$116,378
Accounts receivable, net of reserves	$156,639	$148,331	$97,797	$95,064	$90,354
Goodwill and intangible assets, net	$850,768	$881,103	$546,076	$348,339	$327,463
Total assets	$1,419,447	$1,413,315	$1,019,161	$736,671	$663,212
Non-current liabilities	$672,413	$652,485	$343,570	$65,307	$24,839
Total stockholders’ equity	$525,900	$559,691	$517,381	$531,584	$511,082

(1)

Operating income in fiscal 2018 included pre-tax charges of $17.4 million from restructuring actions, $4.7 million related to other corporate actions including stock-based compensation acceleration and $4.9 million in legal matters.

(2)

Net income in fiscal 2018 included $13.8 million (after-tax) expense related to restructuring actions, $3.8 million (after-tax) expense related to other corporate actions including stock-based compensation acceleration, $3.4 million (after-tax) expense related to legal matters and $21.3 million of tax charges primarily related to the one-time deemed repatriation tax on foreign earnings.

(3)

Diluted earnings per share (“EPS”) in fiscal 2018 included a $0.35 decrease in diluted EPS from restructuring actions, a $0.10 detriment due to other corporate actions including stock-based compensation, a $0.09 decrease from legal matters and a $0.53 decrease from tax charges primarily related to the one-time deemed repatriation tax on foreign earnings.

(4)

Operating income in fiscal 2017 included pre-tax charges of $5.6 million related to modifications of certain share-based compensation grants, $5.0 million related to restructuring actions and $7.4 million in acquisition-related expenses.

(5)

Net income in fiscal 2017 included $4.2 million (after-tax) related to modifications of certain share-based compensation grants, $3.7 million (after-tax) related to restructuring actions and $5.5 million (after-tax) of acquisition-related expenses. Fiscal 2017 net income also included a loss of $0.9 million (after-tax) from a final working capital adjustment related to the sale of FactSet’s Market Metrics business in the fourth quarter of fiscal 2016. These charges were offset by income tax benefits of $1.9 million related primarily to finalizing prior year tax returns and other discrete items.

(6)

Diluted EPS in fiscal 2017 included a $0.11 decrease in diluted EPS from the modifications of certain share-based compensation grants, a $0.09 decrease from the restructuring actions, a $0.13 decrease from acquisition-related expenses and $0.02 decrease from the working capital adjustment, partially offset by a $0.05 increase in diluted EPS from the income tax benefits.

(7)

Operating income in fiscal 2016 included pre-tax charges of $4.6 million related primarily to legal matters, $2.8 million from restructuring actions and $1.8 million related to a change in the vesting of performance-based equity options.

(8)

Net income in fiscal 2016 included $3.3 million (after-tax) related primarily to legal matters, $2.0 million (after-tax) from restructuring actions, $1.2 million (after-tax) related to a change in the vesting of performance-based equity instruments, partially offset by $10.5 million of income tax benefits primarily from the permanent reenactment of the U.S. Federal R&D tax credit (“R&D Tax Credit”), finalizing the fiscal 2015 tax returns and other discrete items and a gain of $81.7 million (after-tax) related to the sale of FactSet’s Market Metrics business in July 2016.

(9)

Diluted EPS in fiscal 2016 included the net effect of a $2.01 increase in diluted EPS from the gain on sale and a $0.25 increase in diluted EPS from the income tax benefits, partially offset by a $0.08 decrease related primarily to legal matters, a $0.05 decrease from the restructuring actions and a $0.03 decrease from a change in the vesting of performance-based equity instruments.

(10)

Operating income in fiscal 2015 included pre-tax charges of $3.0 million related to the vesting of performance-based equity instruments and $3.2 million related primarily to changes in the senior leadership responsible for the Company’s sales force.

(11)

Net income in fiscal 2015 included $2.1 million (after-tax) of incremental expenses related to the vesting of performance-based equity instruments, $2.2 million (after-tax) related to the changes in the senior leadership responsible for the Company’s sales force and income tax benefits of $8.8 million primarily from the reenactment of the R&D Tax Credit in December 2014, and finalizing the fiscal 2014 tax returns and other discrete items.

(12)

Diluted EPS in fiscal 2015 included the net effect of a $0.21 increase in diluted EPS from the income tax benefits, partially offset by a $0.05 decrease from the vesting of performance-based equity instruments and a $0.05 decrease from the changes in the senior leadership responsible for the Company’s sales force.

(13)	Operating income in fiscal 2014 included pre-tax charges of $1.6 million related primarily to legal matters and $1.4 million related to a change in the vesting of performance-based equity options.

(14)

Net income in fiscal 2014 included $1.1 million (after-tax) primarily related to legal matters, $1.0 million (after-tax) of incremental expenses related to the vesting of performance-based equity instruments and income tax benefits of $0.6 million finalizing the fiscal 2013 tax returns and other discrete items.

(15)	Diluted EPS in fiscal 2014 included the net effect of a $0.03 decrease in diluted EPS from the income tax benefits and $0.02 decrease from a change in the vesting of performance-based equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

●	Executive Overview

●	Key Metrics

●	Results of Operations

●	Liquidity

●	Capital Resources

●	Foreign Currency

●	Off-Balance Sheet Arrangements

●	Share Repurchase Program

●	Contractual Obligations

●	Dividends

●	Significant Accounting Policies and Critical Accounting Estimates

●	New Accounting Pronouncements

●	Market Trends

●	Forward-Looking Factors

The MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Item 8, Financial Statements and Supplementary Data, of this Report on Form 10-K.

Executive Overview

We are a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. We deliver insight and information to investment professionals through our analytics, service, content, and technology. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, we offer proprietary and third-party content through desktop, web, mobile and off-platform solutions. Our broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, we have continued to expand our solutions across the investment lifecycle from idea generation to performance and client reporting. Our revenues are derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2018 Year in Review

Fiscal 2018 revenue growth can be attributed to achievements in the delivery, integration and consumption of our financial data and analytical applications by the global investment community. As of August 31, 2018, annual subscription value (“ASV”) totaled $1.39 billion, an increase of 5.8% over the prior year and 5.7% organically. Revenues increased 10.6% year over year, of which, 5.6% of the increase can be attributed to organic revenue growth. In addition, clients and users reached new highs of 5,142 and 91,897, respectively, in fiscal 2018. We returned $393.4 million to stockholders in the form of share repurchases and dividends during the fiscal year.

We continued to diversity our suite of solutions through the integration of our acquisitions and new product investments. We enhanced our Multi-Asset Class (“MAC”) risk models, leading to several global client wins and strengthening our position in the analytics market. We expanded our Content and Technology Solutions (“CTS”) workflow and launched Open:FactSet Marketplace, a new platform to address the demand for integrating both financial and alternative data. We recently added Data Exploration, a platform for financial professionals to evaluate quickly alternative and financial datasets and build investment applications in a fully hosted environment.

FactSet released its first annual Corporate Social Responsibility Report (“CSR”), highlighting the Company’s commitments to our clients, employees, stockholders, and communities. The report covered the fiscal year ending August 31, 2017, highlighting our recent achievements and setting a trajectory for our future CSR goals.

Client Service / Consultants

A client-centric approach has always been a key foundation of our success at FactSet. We support our powerful information and analytical applications with a team of financial data and modeling experts. Client satisfaction is a key metric by which we measure the success of our service. According to our global client satisfaction survey, greater than 95% of respondents were satisfied or very satisfied with FactSet’s support. The depth of our knowledge, the data behind the models and the complex mathematics substantiating the answers each create an opportunity for us to forge close working relationships with our user community.

Our industry-leading customer care is largely due to the talent of our employee population. As of August 31, 2018, employee headcount was 9,571, up 5.5% from a year ago. This increase in headcount was primarily in client-focused positions with dedication to client loyalty, supporting our recent global client retention rate of greater than 95% of ASV as of August 31, 2018. Our consulting teams have been trained to listen to our clients’ needs and transfer this knowledge directly to the product development teams, helping us transform suggestions into new or enhanced product offerings.

Educating our clients is also an important component of our service. Not only do we teach our users the nuances of our software and content offerings, but also FactSet personnel are often thought-leaders in a particular area of financial modeling in our rapidly evolving industry. As a result, clients look to FactSet as a trusted partner to stay on the forefront of financial modeling and analysis.

Key Metrics

The following is a review of our key metrics:

	As of and for the Year ended August 31,
(in millions, except per share data, client and user counts)	2018	2017	Change
Revenues	$1,350.1	$1,221.2	10.6%
Operating Income	$366.2	$352.1	4.0%
Net Income	$267.1	$258.3	3.4%
Diluted EPS	$6.78	$6.51	4.1%
ASV(1)	$1,393.1	$1,316.6	5.8%	(2)
Clients(3)	5,142	4,744	8.4%
Users(4)	91,897	88,846	3.4%

(1)

During the third quarter of fiscal 2017, FactSet excluded professional services fees billed within the last 12 months, which are not subscription based. As such, ASV excluded professional service fees of $21.6 million and $17.2 million as of August 31, 2018 and 2017, respectively.

(2)

ASV grew 5.8% year over year, of which, 5.7% represents organic ASV growth. Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency.

(3)

In the second quarter of fiscal 2017, we changed our client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes.

(4)

In the second quarter of fiscal 2017, we changed our user count definition to include users from workstations previously not captured due to certain product bundling and users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes.

Annual Subscription Value Growth

ASV at any given point in time represents the forward-looking revenues for the next twelve months from all subscription services currently being supplied to clients, and excludes professional services fees billed in the last twelve months, which are not subscription-based. With proper notice to us, our clients can add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. As of August 31, 2018, our ASV totaled $1.39 billion, up 5.7% organically over the prior year. Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months and the effects of foreign currency. The increase in ASV was driven by growth in our geographic segments and achievements across each of our workflow solutions which include Research, Analytics, CTS, and Wealth. Additionally, we have leveraged relationships with existing clients to increase year over year sales through cross-selling and upselling of our diversified product suite.

Buy-side and sell-side ASV growth rates for the last 12 months were 5.4% and 7.3% respectively. Buy-side clients account for 83.9% of ASV, while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research.

As of August 31, 2018, ASV from our U.S. operations was $868.7 million, an increase of 5.3% organically from a year ago. ASV from international operations was $524.4 million, an increase of 6.3% organically from a year ago. The growth in ASV in both the U.S. operations and international operations was driven primarily by higher sales across all workflow solutions and new business additions across the operations, primarily in the U.S segment.

Client and User Additions

Our total client count was 5,142 as of August 31, 2018, representing a net increase of 398 clients in the last twelve months. In the second quarter of fiscal 2017, we changed our client count definition to capture clients with ASV greater than $10,000 versus the previous metric of clients with ASV greater than $24,000. The prior year client count was restated to reflect this change for comparison purposes. Client count has increased by 398 or 8.4% in the last twelve months primarily from wealth managers, corporate firms and institutional asset managers. These firm types contributed to over 60% of the net user additions during the fiscal 2018 year. We continue to focus on expanding and cultivating relationships with our current client base as it is essential to our long-term growth strategy and assists in our upsell of workstations, applications and content at our existing clients.

As of August 31, 2018, there were 91,897 professionals using FactSet. In the second quarter of fiscal 2017, FactSet changed its user count definition to include users from workstations previously not captured due to certain product bundling and users of the StreetAccount web product. The prior year user count was restated to reflect this change for comparison purposes. User count increased by 3,051 users in the past twelve months primarily driven by an increase in workstation sales.

Annual client retention as of August 31, 2018, was greater than 95% of ASV and 91% when expressed as a percentage of clients. Our successful client retention demonstrates that a majority of our clients maintain their subscriptions to FactSet year over year, highlighting the strength of our business strategy. As of August 31, 2018, our largest individual client accounted for approximately 2% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.

Returning Value to Stockholders

On August 10, 2018, our Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.4 million was paid on September 18, 2018 to common stockholders of record at the close of business on August 31, 2018. We repurchased 1.5 million shares for $302.4 million during fiscal 2018 under our existing share repurchase program.

On March 26, 2018, our Board of Directors, approved a $300.0 million expansion of the existing share repurchase program. Including this expansion, $241.7 million is available for future share repurchases as of August 31, 2018.

Capital Expenditures

Capital expenditures were $33.5 million during fiscal 2018, compared to $36.9 million a year ago. Capital expenditures of $24.2 million or 72% of our capital expenditures during fiscal 2018 related to upgrades of existing computer systems in Norwalk, additional server equipment for our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. The remainder of our capital expenditures was primarily for the build out of office space including $2.8 million at our Hong Kong location, $2.2 million at our India locations, and $1.5 million at our Netherlands location.

Results of Operations

For an understanding of the significant factors that influenced our performance during the past three fiscal years, the following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements presented in this Report on Form 10-K.

	Years ended August 31,
(in thousands, except per share data)	2018	2017	Change	2017	2016	Change
Revenues	$1,350,145	$1,221,179	10.6%	$1,221,179	$1,127,092	8.3%
Cost of services	$659,296	$566,580	16.4%	$566,580	$487,409	16.2%
Selling, general and administrative	$324,645	$302,464	7.3%	$302,464	$290,007	4.3%
Operating income	$366,204	$352,135	4.0%	$352,135	$349,676	0.7%
Net income	$267,085	$258,259	3.4%	$258,259	$338,815	(23.8)%
Diluted earnings per common share	$6.78	$6.51	4.1%	$6.51	$8.19	(20.5)%
Diluted weighted average common shares	39,377	39,642		39,642	41,365

Revenues

Fiscal 2018 compared to Fiscal 2017

Revenues in fiscal 2018 were $1.35 billion, increasing 10.6% compared to fiscal 2017. Our organic revenue growth rate for fiscal 2018 was 5.6% compared to the prior year period, with cancellations remaining relatively flat during fiscal 2018. Organic revenues exclude the effects of acquisitions and dispositions completed in the last 12 months and foreign currency in all periods. The increase in revenues was throughout our geographical segments and workflow solutions. The U.S. segment revenue was up 7.4% compared to the prior year period, primarily driven by additional clients, expansion from within our existing client base and an annual price increase, while holding client cancellations steady. Our international operations also grew as demonstrated by our 17.3% growth in Europe and a 13.1% increase in Asia Pacific. In addition to revenue growth amongst the geographic segments, achievements were also made across each workflow solution which include Research, Analytics, CTS, and Wealth. The Research workflow growth was driven by additional users due to banking new hires. The growth in the Analytics workflow was primarily attributed to increased sales in the portfolio analytics, reporting, and risk platforms, coupled with the enhancement of our multi-asset class risk model offerings, which strengthened our position in the analytics market. The CTS workflow growth was driven by increased demand for our proprietary content data feeds while new business sales drove the Wealth workflow growth.

Fiscal 2017 compared to Fiscal 2016

Revenues in fiscal 2017 were $1.22 billion, up 8.3% compared to fiscal 2016. Our organic revenue growth rate for fiscal 2017 increased 6.9% compared to fiscal 2016. The increase in revenues was primarily driven by organic ASV growth, continued momentum for our multi-asset class analytic solutions, workstations, data feeds products and the additions to our product offerings from our fiscal 2017 acquisitions. Offsetting these positive factors, we experienced cancellations due to firm consolidations and failures.

Revenues by Geographic Segment

	Years ended August 31,
(in thousands)	2018	2017	2016
U.S.	$841,908	$784,146	$755,492
% of revenues	62.4%	64.2%	67.0%
Europe	$387,589	$330,332	$277,682
Asia Pacific	$120,648	$106,701	$93,918
International	$508,237	$437,033	$371,600
% of revenues	37.6%	35.8%	33.0%
Consolidated	$1,350,145	$1,221,179	$1,127,092

Fiscal 2018 compared to Fiscal 2017

Revenue from our U.S. segment increased 7.4% to $841.9 million in fiscal 2018 compared to $784.1 million in fiscal 2017, due to organic ASV growth across our workflow solutions and strong performance executing new business sales. Cancellations remained relatively flat for fiscal 2018 showing signs of stability. Excluding the effects of acquisitions and dispositions, organic revenue in the U.S. was up 5.1% compared to fiscal 2017. Revenue from our U.S. operations accounted for 62.4% of our consolidated revenues during fiscal 2018, a decrease from 64.2% in fiscal 2017.

Revenue from our international operations increased 16.3% in fiscal 2018 compared to fiscal 2017, due to growth across our workflow solutions, partially offset by higher cancellations compared to the prior year.

European revenue increased 17.3% to $387.6 million in fiscal 2018 compared to $330.3 in fiscal 2017. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European organic revenue grew 9.4% in fiscal 2018 compared to fiscal 2017. Foreign currency exchange rate fluctuations increased our European growth rate by 150 basis points.

Asia Pacific revenue increased 13.1% during fiscal 2018, compared with fiscal 2017. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific organic revenue grew 12.9% during fiscal 2018 compared to fiscal 2017, with foreign currency exchange rate fluctuations remaining flat compared to prior year.

Fiscal 2017 compared to Fiscal 2016

Revenue from our U.S. segment increased 3.8% to $784.1 million in fiscal 2017 compared to $755.5 million in fiscal 2016. Our U.S. revenue growth reflected the performance from both our Analytics and CTS workflows, as well as revenue from acquisitions completed in fiscal 2017. Excluding the effects of acquisitions and dispositions completed in the last 12 months, organic revenue in the U.S. increased 6.2% compared to fiscal 2016. Revenue from our U.S. operations accounted for 64.2% of our consolidated revenues during fiscal 2017, a decrease from 67.0% in fiscal 2016 due to the acquisitions completed in fiscal 2017 which primarily increased international revenue.

European revenue increased 19.0% in fiscal 2017 compared to fiscal 2016 due to solid growth in both our CTS and Analytics workflows as well as, client price increases, and acquisitions completed in 2017, partially offset by the impact of foreign currency translation. Foreign currency exchange rate fluctuations reduced our European growth rate by 40 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, European revenue grew 8.3% compared to fiscal 2016.

The Asia Pacific revenue growth rate of 13.6% was primarily due to increased subscriptions to our content, analytic solutions and core workstation product offerings. Additionally, foreign currency exchange rate fluctuations increased our Asia Pacific growth rate by 46 basis points. Excluding the effects of acquisitions and dispositions completed in the last 12 months and foreign currency, Asia Pacific revenue grew 12.7% compared to fiscal 2016.

Operating Expenses

	Years ended August 31,
(in thousands)	2018	2017	2016
Cost of services	$659,296	$566,580	$487,409
Selling, general and administrative (“SG&A”)	324,645	302,464	290,007
Total operating expenses	$983,941	$869,044	$777,416

Operating income	$366,204	$352,135	$349,676
Operating Margin	27.1%	28.8%	31.0%

Cost of Services

Fiscal 2018 compared to Fiscal 2017

Cost of services increased 16.4% to $659.3 million compared to the prior fiscal year. Cost of services, expressed as a percentage of revenues, was 48.8% during fiscal 2018, an increase of 240 basis points over the prior year period. This increase was primarily due to higher employee compensation costs driven by increased employee headcount and restructuring actions, incremental data costs from recent acquisitions and additional users as well as amortization of intangible assets associated with our recent acquisitions. This increase was partially offset by a reduction in stock-based compensation expenses from accelerated vesting in the prior year.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues increased 100 basis points in fiscal 2018, compared to fiscal 2017. The increase is primarily due to the hiring of 497 net new employees over the last 12 months, with the majority of their compensation recorded in cost of services due to their involvement with content collection, engineering and product development. Employee compensation expense further increased due to headcount expansion from prior year acquisitions that were included for a full year in fiscal 2018, while fiscal 2017 only included a partial year amount. In addition, during fiscal 2018 we incurred $17.4 million of restructuring charges primarily related to severance of which $8.5 million was recorded within cost of services. Data costs, when expressed as a percentage of revenues, increased 60 basis points due primarily from our recent acquisitions and higher variable data costs associated with additional users. Amortization of acquired intangible assets, when expressed as a percentage of revenues, increased 20 basis points in fiscal 2018 compared to the same period a year ago, primarily due to recent acquisitions, which added $93.2 million of intangible assets to be amortized over a weighted-average life of 11.5 years. These intangible assets were amortized for the full fiscal 2018, while, fiscal 2017 did not include a similar amount of acquisition amortization due to the dates of each acquisition.

Fiscal 2017 compared to Fiscal 2016

Cost of services increased 16.2% to $566.6 million in fiscal 2017, compared to fiscal 2016. Cost of services, expressed as a percentage of revenues, was 46.4% in fiscal 2017, an increase of 320 basis points compared to fiscal 2016. The increase was primarily driven by higher employee compensation, including stock-based compensation, computer related expenses, amortization of intangibles and acquisition-related costs.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues, increased 200 basis points in fiscal 2017 compared to fiscal 2016. In fiscal 2017, 699 new employees were added, which included head count expansion from acquisitions of 498 new employees (primarily in the European segment), as well as base salary changes and incremental hires in our centers of excellence located in India and the Philippines. The increase was also due to new employees hired, of which a significant number were involved with content collection, engineering and product development. As of August 31, 2017, approximately 70% of our employees performed operational roles. Employee compensation also increased due to a charge of $5.9 million related to restructuring actions and a change in the vesting of performance-based stock options.

Computer-related expenses, which include depreciation, maintenance, software and other fees increased 30 basis points, when expressed as a percentage of revenues in fiscal 2017 compared to fiscal 2016. The increase was due to added computer-related expenses, depreciation associated with the additional laptop computers and peripherals for new and existing employees, upgrades to existing computer systems, and improvements to our telecommunication equipment. Amortization of intangible assets increased 30 basis points, when expressed as a percentage of revenues, in fiscal 2017 compared to fiscal 2016 primarily due to our fiscal 2017 acquisitions, which added approximately $93.2 million of intangible assets to be amortized over a weighted-average life of 11.5 years. Additionally, acquisition-related costs increased cost of sales by approximately 40 basis points when expressed as a percentage of revenues year over year.

Selling, General and Administrative

Fiscal 2018 compared to Fiscal 2017

SG&A expenses increased 7.3% to $324.6 million during fiscal 2018 compared to $302.5 million in fiscal 2017. SG&A expenses, expressed as a percentage of revenues, were 24.0% in fiscal 2018, a decrease of 70 basis points over the prior year period. This decrease was primarily due to revenue growth outpacing the growth of SG&A related expenses on a year over year basis, foreign currency exchange gains on hedging activities of our Indian Rupee and lower overall employee compensation including stock-based compensation expense. This decrease was partially offset primarily by higher legal costs, restructuring actions and new employee additions.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues decreased 50 basis points compared to fiscal 2017. The decrease is primarily related to a higher percentage of our employees working in a cost of services capacity compared to an SG&A role. Compensation for our employees within the content collection, consulting, product development, software and systems engineering groups is recorded within cost of services while employees within our sales and various other support and administrative departments are reflected in SG&A. In fiscal 2018, the majority of our hiring has been in departments within cost of services, thus driving a higher percentage of our employee compensation in this area. Partially offsetting these decreases were higher legal expenses primarily from the settlement of a legal matter in the fourth quarter of fiscal 2018, a full year of employee compensation from recent acquisitions and $8.9 million of severance charges.

Fiscal 2017 compared to Fiscal 2016

SG&A expenses increased 4.3% to $302.5 million during fiscal 2017 compared to $290.0 million in fiscal 2016. SG&A expenses, expressed as a percentage of revenues, was 24.8% in fiscal 2017, a decrease of 90 basis points compared to fiscal 2016 due to lower employee compensation expense partially offset by higher professional fees and occupancy costs, including rent expense and depreciation of furniture and fixtures. Additionally, fiscal 2016 included a charge of $3.3 million related primarily to legal matters.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenues, decreased 160 basis points in fiscal 2017 compared to fiscal 2016 due to a continued shift in our employee base from SG&A to cost of service related roles. This decrease in employee compensation was offset by a charge of $4.4 million related to restructuring actions and a change in the vesting of performance-based stock options. Professional fees, expressed as a percentage of revenues, increased 30 basis points from costs associated with acquisitions in fiscal 2017. Occupancy costs, when expressed as a percentage of revenues, increased 30 basis points due to the increase in the worldwide-leased office space of 71,000 square feet, which included expanded offices in Germany, Switzerland, Bulgaria, India and the Netherlands.

Operating Income and Operating Margin

Fiscal 2018 compared to Fiscal 2017

Operating income increased 4.0% to $366.2 million in fiscal 2018 compared to $352.1 million in fiscal 2017. Our operating margin decreased in fiscal 2018 to 27.1%, compared to 28.8% for fiscal 2017. Operating income increased due to incremental revenue that outpaced the growth of SG&A expenses year over year partially offset by higher cost of services. The reduction in operating margin year over year was due to an increase in employee compensation costs, including restructuring actions, data costs from acquisitions and additional users, amortization of intangible assets associated with our recent acquisitions, and incremental legal fees partially offset by foreign currency exchange gains on hedging activities and lower stock-based compensation.

Fiscal 2017 compared to Fiscal 2016

Operating income increased 0.7% to $352.1 million in fiscal 2017 compared to fiscal 2016. Our operating margin for fiscal 2017 was 28.8%, down from 31.0% in fiscal 2016. Expenses related to employee compensation, professional fees, computer related costs, amortization of intangibles and acquisition-related costs all increased in fiscal 2017, which resulted in our total operating expenses increasing to 11.8% year over year. We also recognized charges of approximately $18.0 million related to restructuring actions, a change in the vesting of performance-based stock options and other acquisition-related costs, compared to $7.0 million in fiscal 2016. The higher expenses were offset partially by a year over year increase in revenues of 8.3%, driven partially by our recent acquisitions.

Operating Income by Segment

	Years ended August 31,
(in thousands)	2018	2017	2016
U.S.	$148,095	$137,105	$165,251
Europe	148,977	153,676	131,410
Asia Pacific	69,132	61,354	53,015

Consolidated	$366,204	$352,135	$349,676

Our operating segments are aligned with how we manage the business, the demographic markets we serve, and how the CODMG assesses performance. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarter charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments. The expenses incurred at these locations are allocated to each segment based on a percentage of revenues.

Fiscal 2018 compared to Fiscal 2017

U.S. operating income increased 8.0% to $148.1 million during fiscal 2018 compared to $137.1 million a year ago. The increase in U.S. operating income was primarily due to revenue growth of 7.4%, partially offset by increased expenses related to employee compensation, computer equipment and data costs. Employee compensation increased primarily due to annual base salary increases, restructuring actions, and higher employee benefit costs including medical expenditures. Computer related expenses, which include depreciation, maintenance, software and other fees, increased year over year due to expenses associated with upgrades to existing computer systems in Norwalk, additional server equipment in our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. Data costs increased due to higher third-party data costs from our recent acquisitions and additional users.

European operating income decreased 3.1% to $149.0 million during fiscal 2018 compared to $153.7 million a year ago. The impact of foreign currency decreased European operating income by $4.9 million year over year. Additionally, the decrease in European operating income was due to a full year impact of fiscal 2017 acquisitions, contributing to higher employee compensation, amortization of intangible assets, and data costs, partially offset by revenue growth of 17.3%.

Asia Pacific operating income increased 12.7% to $69.1 million during fiscal 2018 compared to $61.4 million a year ago. The increase in Asia Pacific operating income was due to revenue growth of 13.1% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation and occupancy costs. Employee compensation was higher year over year as result of a 9.2% increase in our Asia Pacific workforce. Occupancy costs increased due primarily to an increase in rent expense for additional office space in our Philippines location. The impact of foreign currency increased Asia Pacific operating income by $3.6 million year over year.

Fiscal 2017 compared to Fiscal 2016

U.S. operating income decreased 17.0% to $137.1 million during fiscal 2017 compared to $165.3 million in fiscal 2016. The decrease in U.S. operating income was primarily due to increases in expenses related to employee compensation, and occupancy costs, partially offset by revenue growth of 3.8%. Employee compensation increased primarily due to a 3.6% increase in U.S. employee headcount year over year and a change in the vesting of performance-based stock options. Occupancy costs including rent expense and depreciation of furniture and fixtures increased due primarily to an increase in rent expense at our New York location.

European operating income increased 16.9% to $153.7 million during fiscal 2017 compared to $131.4 million in fiscal 2016. The increase in European operating income was due to revenue growth of 19.0% and benefits from a stronger U.S. dollar, offset by higher employee compensation, occupancy costs, and amortization of intangibles. European revenue grew due to acquisitions completed in 2017, which had a significant sales presence in European markets. The impact of foreign currency increased European operating income by $6.2 million year over year. Employee compensation was higher in fiscal 2017 compared to fiscal 2016 due to an increase of 473 net new employees in our European offices. These employees were primarily from acquisitions completed in 2017. Occupancy costs including rent expense and depreciation of furniture and fixtures increased due primarily to an increase in rent expense in Germany associated with the 2017 acquisitions. Amortization of intangibles increased due to the addition of $93.2 million of intangibles, the majority of which resided in our European segment.

Asia Pacific operating income increased 15.7% to $61.4 million during fiscal 2017 compared to $53.0 million in fiscal 2016. The increase in Asia Pacific operating income was due to revenue growth of 13.6% and benefits from a stronger U.S. dollar, partially offset by increases in employee compensation and occupancy costs. Employee compensation was higher year over year as a result of a 2.7% increase in our Asia Pacific workforce in fiscal 2017. Occupancy costs increased due to an increase in rent expense at our India locations. The impact of foreign currency increased Asia Pacific operating income by $1.4 million year over year.

Income Taxes, Net Income and Diluted Earnings per Share

	Years ended August 31,
(in thousands)	2018	2017	2016
Provision for income taxes	$84,753	$86,053	$122,178
Net income	$267,085	$258,259	$338,815
Diluted earnings per common share	$6.78	$6.51	$8.19

Income Taxes

Fiscal 2018 compared to Fiscal 2017

The fiscal 2018 provision for income taxes was $84.8 million, a decrease of 1.5% from the same period a year ago. The decrease was primarily attributable to the impacts associated with the U.S. tax reform under the Tax Cuts and Jobs Act (“TCJA”). On December 22, 2017, the U.S. government enacted comprehensive tax legislation through the TCJA. The TCJA, among other things, lowered the statutory U.S. corporate income tax rate from 35% to 21%, effective January 1, 2018. Due to our August 31 fiscal year-end, the lower tax rate was phased in, resulting in a blended U.S. statutory federal rate of 25.7% for fiscal 2018. The TCJA also implemented a modified territorial tax system and imposed a mandatory one-time transition tax on accumulated earnings and profits (“E&P”) of foreign subsidiaries that were previously deferred from U.S. income taxes.

Our effective tax rate was 24.1% for the full fiscal 2018 year compared to 25.0% a year ago due to higher foreign income taxed at rates lower than U.S. rates, incremental income tax benefits from R&D tax credits and increased excess tax benefits from stock option exercises. These benefits were partially offset by the one-time transition tax of $23.2 million and a $2.3 million tax expense associated with the remeasurement of our net U.S. deferred tax position, both of which related to the TCJA. We had approximately $250 million in undistributed foreign E&P generated prior to December 31, 2017, which resulted in the provisional amount for the one-time transition tax expense of $23.2 million, payable over an eight-year period. This amount may change as we finalize the calculation of foreign E&P previously deferred from U.S. federal taxation, as well as the analysis of available foreign tax credits. Due to the changes in taxation of undistributed foreign earnings under the TCJA, we will continue to analyze foreign subsidiary earnings, as well as global working capital requirements, and may repatriate earnings when the amounts are remitted substantially free of additional tax. In addition, the estimates may also be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.

Fiscal 2017 compared to Fiscal 2016

The fiscal 2017 provision for income taxes was $86.1 million, down 29.6% compared to fiscal 2016. The decrease was primarily due to tax expense of $30.8 million related to the gain on sale of our Market Metrics business that occurred in fiscal 2016. Excluding the tax impact of the gain, the provision for income taxes decreased by 5.9% year over year related primarily to our organizational realignment. As of September 1, 2016, we realigned certain aspects of our global operations from FactSet Research Systems Inc., our U.S. parent company, to FactSet UK Limited, a U.K. operating company, to better serve our growing client base outside the U.S. Due to the realignment we recognized a 200 basis point benefit in our annual tax rate. Additionally, excluding the gain on sale in fiscal 2016, our provision for income taxes decreased due to a decrease in taxable income year over year. This decrease was due primarily to higher interest expense incurred as a result of an increase in our outstanding debt borrowings by approximately $300 million.

Net Income and Diluted Earnings per Share

Fiscal 2018 compared to Fiscal 2017

Net income increased 3.4% to $267.1 million while diluted earnings per share increased 4.1% to $6.78 during fiscal 2018 compared to fiscal 2017. Net income and diluted EPS grew primarily due to higher revenues from strong performances across our segments and workflow solutions, gains earned from our foreign currency hedges, and a decrease in our effective tax rate due to the TCJA. These benefits were partially offset by an increase in employee compensation expenses, data costs, amortization of intangible assets from acquisitions, occupancy costs, and interest expense associated with our outstanding debt. Diluted EPS also benefited from a 0.3 million reduction in our weighted average shares outstanding due to share repurchases partially offset by stock option exercises during fiscal 2018.

Fiscal 2017 compared to Fiscal 2016

Net income decreased 23.8% to $258.3 million and diluted earnings per share decreased 20.5% to $6.51 during fiscal 2017 compared to fiscal 2016. A large component of the decrease year over year was related to the after-tax gain of $81.7 million from the sale of the Market Metrics business in fiscal 2016. This gain increased diluted earnings per share by $2.01. Excluding the fiscal 2016 after-tax gain on sale, net income increased 0.4% year over year, while diluted EPS increased by 5.3%. During fiscal 2017, net income and diluted earnings per share increased due to revenue growth of 8.3% year over year, coupled with a reduction to the income tax provision of 29.6% primarily related to the gain from the sale of our Market Metrics business along with an organizational realignment. Additionally, during fiscal 2017, foreign currency movements increased operating income by $7.1 million compared to a benefit of $11.6 million in the same period of fiscal 2016. These increases were partially offset by incremental employee compensation expense due to the hiring of 699 net new employees (including 498 employees from acquisitions completed in the last 12 months), an increase in professional fees, occupancy costs, computer related expenses, amortization of intangibles and acquisition-related costs. The increase in diluted earnings per share was also driven by a decrease in diluted shares outstanding as a result of continued share repurchases in fiscal 2017.

Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including organic revenue, adjusted operating margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are shown in tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures and the information they provide are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

The table below provides an unaudited reconciliation of revenues to organic revenues.

	Twelve Months Ended August 31,
(In thousands)	2018	2017	Change
Revenues	$1,350,145	$1,221,179	10.6%
Deferred revenue fair value adjustment(1)	7,691	5,486
Acquisitions and divestitures completed(2)	(58,624)	(1,222)
Currency impact (foreign currency movements)(3)	(4,952)	—
Organic revenues	$1,294,260	$1,225,443	5.6%

(1)	Deferred revenue fair value adjustments from purchase accounting.
(2)	Acquired revenues from acquisitions and divestitures completed within the last 12 months.
(3)	The impact from foreign currency movements over the past 12 months.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS.

	Twelve Months Ended August 31,
(In thousands, except per share data)	2018(1)	2017(2)	Change
Operating income	$366,204	$352,135	4.0%
Intangible asset amortization	24,665	19,924
Deferred revenue fair value adjustment	7,691	5,486
Other items	26,950	17,969
Adjusted operating income	$425,510	$395,514	7.6%
Adjusted operating margin	31.3%	32.2%

Net income	$267,085	$258,259	3.4%
Intangible asset amortization(3)	19,723	14,845
Deferred revenue fair value adjustment(4)	6,084	4,093
Other items(5)	21,614	14,308
Income tax items	21,310	(1,918)
Adjusted net income	$335,816	$289,587	16.0%

Diluted earnings per common share	$6.78	$6.51	4.1%
Intangible asset amortization	0.50	0.37
Deferred revenue fair value adjustment	0.15	0.10
Other items	0.56	0.35
Income tax items	0.53	(0.05)
Adjusted diluted earnings per common share(6)	$8.53	$7.31	16.7%
Weighted average common shares (Diluted)	39,377	39,642

(1)

Operating income, net income and diluted EPS in fiscal 2018 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including restructuring, legal matters and other corporate actions. Net income and diluted EPS in fiscal 2018 were also adjusted to exclude a one-time deemed repatriation tax on foreign earnings.

(2)

Operating income, net income and diluted EPS in fiscal 2017 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including modifications of certain share-based compensation grants, restructuring actions and acquisition-related costs. Net income and diluted EPS in fiscal 2017 were also adjusted to exclude benefits related to finalizing fiscal 2016 tax returns and other discrete items.

(3)	The intangible asset amortization was recorded net of a tax impact of $4.9 million in fiscal 2018 compared with $5.1 million for fiscal 2017.

(4)	The deferred revenue fair value adjustment was recorded net of a tax impact of $1.6 million in fiscal 2018 compared with $1.4 million for fiscal 2017.

(5)	The other items were recorded net of a tax impact of $5.3 million in fiscal 2018 compared with $3.7 million for fiscal 2017.

(6)	Details may not sum to total due to rounding

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Years ended August 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$385,668	$320,527	$331,140
Capital expenditures (1)	(33,520)	(36,862)	(47,740)
Free cash flow (2)	$352,148	$283,665	$283,400
Net cash used in investing activities	$(48,531)	$(347,306)	$(158,408)
Net cash used in financing activities	$(320,037)	$(8,161)	$(91,002)
Cash and cash equivalents at end of year	$208,623	$194,731	$228,407

(1)	Included in net cash used in investing activities during each fiscal year reported.

(2)	Free cash flow is defined as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Fiscal 2018 compared to Fiscal 2017

Cash and cash equivalents aggregated to $208.6 million, or 14.7% of our total assets at August 31, 2018, compared with $194.7 million, or 13.8% of our total assets at August 31, 2017. Our cash and cash equivalents increased $13.9 million during fiscal 2018 due to net cash provided by operating activities of $385.7 million and $71.6 million in proceeds from the exercise of employee stock options. These cash inflows were partially offset by $89.4 million in dividend payments, $33.5 million of capital expenditures, $15.0 million related to a business investment, $3.2 million from the effects of foreign currency translations and $303.9 million in share repurchases, which included $302.4 million under the existing share repurchase program and $1.5 million in shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.

Net cash used in investing activities was $48.5 million in fiscal 2018, representing a $298.8 million decrease from fiscal 2017. This reduction was primarily due to decreased acquisition activity with $15.0 million invested in fiscal 2018 compared to $303.1 million largely related to the BI-SAM Technologies (“BISAM”) and Vermilion Holdings Limited (“Vermilion”) acquisitions in fiscal 2017. Additionally, cash used in investing activities decreased year over year due to lower capital expenditures of $3.3 million and a decrease in the purchase of investments (net of proceeds) of $7.4 million year over year

During fiscal 2018, net cash used in financing activities was $320.0 million, representing a $311.9 million increase from fiscal 2017. This increase was due to $275.0 million in proceeds (net of repayment) from the issuance of long-term debt in fiscal 2017 that did not occur in fiscal 2018. In addition, the decrease was due to higher dividend payments of $8.5 million, an increase in share repurchases of $43.0 million, and a change in the presentation of tax benefits from share-based payment arrangements due to the adoption of the accounting standard update, which required us to disclose benefits from stock option exercises as an operating cash inflow instead of a financing activity. This presentation change was adopted prospectively beginning with fiscal 2018. These cash outflows were partially offset by an increase in proceeds from employee stock plans of $21.6 million.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of our cash. As of August 31, 2018, our total cash and cash equivalents worldwide was $208.6 million, with $574.8 million in outstanding borrowings (net of $0.2 million of unamortized debt issuance costs). Approximately $30.9 million of our total available cash and cash equivalents is held in bank accounts located within the U.S., $134.3 million in Europe (predominantly within the UK, France, and Germany) and the remaining $43.4 million is held in the Asia Pacific segment. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Free cash flow generated in fiscal 2018 was $352.1 million, an increase of 24.1% compared to $283.7 million in fiscal 2017. Free cash flow was attributable to $267.1 million of net income, $87.0 million of non-cash items, $31.6 million of working capital changes, less $33.5 million in capital expenditures. The year over year free cash flow growth was driven by positive working capital changes totaling $47.6 million and lower capital expenditures of $3.3 million. Working capital improved year over year due to timing of supplier payments and payroll, stabilization of our days sales outstanding (“DSO”) at 41 days and the adoption of an accounting standard update for share-based payments, which required the presentation of benefits from stock options exercised to be reported as an operating activity, when in prior periods it was reported as a financing activity.

Fiscal 2017 compared to Fiscal 2016

Cash and cash equivalents aggregated to $194.7 million, or 13.8% of our total assets at August 31, 2017, compared with $228.4 million, or 22.4% of our total assets at August 31, 2016. Our cash and cash equivalents decreased $33.7 million during fiscal 2017 due primarily to $303.1 million in cash paid for acquisitions (net of cash acquired), $252.8 million in share repurchases under the existing share repurchase program, dividend payments of $80.9 million, capital expenditures of $36.9 million and $7.4 million from the purchase of investments (net of proceeds). These cash outflows were partially offset by cash provided by operations of $320.5 million, $275.0 million in net proceeds from long-term debt, $50.0 million in proceeds from the exercise of employee stock options, $10.3 million in tax benefits from share-based payment arrangements and $1.3 million from the effects of foreign currency translations.

Net cash used in investing activities was $347.3 million in fiscal 2017, which represented a $188.9 million increase from fiscal 2016 due primarily to an increase in the cash used in acquisitions and the purchases of investments (net of proceeds), partially offset by a decrease in capital expenditures. Additionally, in fiscal 2016 we recognized proceeds from the sale of our Market Metrics business of $153.1 million. Acquisitions during fiscal 2017, largely related to BISAM and Vermilion, resulted in a cash outflow of $303.1 million compared to a net cash outflow of $262.9 million for the Portware acquisition during fiscal 2016. Purchase of investments (net of proceeds) resulted in an increased cash outflow of $6.5 million in fiscal 2017 compared to fiscal 2016. The decrease in capital expenditures of $10.9 million was due from the fit-out of new space in New York, Chicago and at our corporate headquarters in Norwalk in fiscal 2016.Fiscal 2017 capital expenditures related primarily to computer equipment for our U.S. locations and additional expenses at our Chicago, New York, and India locations.

During fiscal 2017, net cash used in financing activities was $8.2 million compared to $91.0 million in fiscal 2016. This decrease was due primarily to FactSet entering into an accelerated share repurchase agreement (the “ASR Agreement”) to repurchase $120.0 million of our common stock in July 2016. We received 595,607 shares of common stock on July 5, 2016, which was approximately 80% of the total number of shares of common stock expected to be repurchased under the ASR Agreement. The final settlement of the ASR Agreement occurred in the first quarter of fiscal 2017 with our receiving an additional 102,916 shares of our common stock. Excluding cash used in the ASR Agreement, cash provided by financing activities in fiscal 2016 was $29.0 million, resulting in a fluctuation of $37.2 million in the current year. This fluctuation was due to an increase in cash used to repurchase common stock under our existing share repurchase program of $24.2 million, an increase in payments of regular quarterly dividends of $6.7 million, lower proceeds from employee stock plans of $6.8 million and lower tax benefits from share-based payment arrangements of $7.9 million. Cash used in share repurchases increased year over year as we repurchased 1.6 million shares for $252.8 million under the existing share repurchase program compared to 1.5 million shares for $232.3 million in fiscal 2016. Dividend payments increased as our Board of Directors approved a 12.0% increase in the regular quarterly dividend to $0.56 per share, or $2.24 per share per annum, beginning with the dividend payment in June 2017. The year over year fluctuation was also due to additional borrowings under our 2017 Credit Agreement (defined in Capital Needs) of $575.0 million, used to fund our acquisition of BISAM on March 17, 2017 and retire our existing debt of $365.0 million. In fiscal 2016 we borrowed $265.0 million under our previous credit agreement to fund our acquisition of Portware on October 16, 2015. Refer to the Capital Resources section of the MD&A for a discussion of our long-term debt borrowings.

Free cash flow for fiscal 2017 was $283.7 million compared to $283.4 million in fiscal 2016. Free cash flow generated during fiscal 2017 was attributable to $258.3 million of net income adjusted for $78.3 million of non-cash items partially offset by $36.9 million in capital expenditures and $16.0 million of negative working capital changes. Free cash flow increased slightly from the comparable year ago period, due primarily to a reduction in capital expenditures partially offset by a decrease in net cash provided by operating activities. The decrease in net cash provided by operating activities was the result of higher client receivables and the timing of taxes payments. Our DSO was 41 days as of August 31, 2017, representing an increase from 31 days at August 31, 2016. The increase in DSO was primarily related to the acquisitions made in the year.

Capital Resources

Capital Expenditures

Capital expenditures were $33.5 million during fiscal 2018, down from $36.9 million a year ago. Capital expenditures of $24.2 million, or 72% of our capital expenditures during fiscal 2018 related to upgrades to existing computer systems in Norwalk, additional server equipment in our data centers located in New Jersey and Virginia, as well as laptop computers and peripherals for new and existing employees. The remainder of our capital expenditures was primarily for the build out of office space including $2.2 million at our India location, $2.8 million at our Hong Kong location and $1.5 million at our Netherlands location.

Capital expenditures were $36.9 million during fiscal 2017, down from $47.7 million in fiscal 2016. Approximately $21.4 million, or 58%, of our capital expenditures was primarily for purchases of more servers for our existing data centers, additional laptop computers and peripherals for new employees, upgrades to existing computer systems and improvements to our telecommunication equipment. The remainder of our capital expenditures was primarily for the build out of office space including $4.4 million at our Chicago location, $4.4 million at our New York locations and $2.7 million at our India locations.

Capital Needs

Long-Term Debt

On March 17, 2017, we entered into a Credit Agreement (the “2017 Credit Agreement”) between FactSet, as the borrower, and PNC Bank, National Association (“PNC”), as the administrative agent and lender. The 2017 Credit Agreement provides for an unsecured $575.0 million revolving credit facility (the “2017 Revolving Credit Facility”). We may request borrowings under the 2017 Revolving Credit Facility until its maturity date of March 17, 2020. The 2017 Credit Agreement also allows us, subject to certain requirements, to arrange for additional borrowings with PNC for an aggregate amount of up to $225.0 million, provided that any such request for additional borrowings must be in a minimum amount of $25.0 million. At our option, a borrowing may be in the form of a base rate loan or a LIBOR rate loan. Borrowings under the loan bear interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00%. Interest on the loan outstanding is payable quarterly in arrears and on the maturity date. There are no prepayment penalties if we elect to prepay the outstanding loan amounts prior to the scheduled maturity date. The principal balance is payable in full on the maturity date.

In conjunction with our entrance into the 2017 Credit Agreement, we borrowed $575.0 million in the form of a LIBOR rate loan under the 2017 Revolving Credit Facility. Proceeds from the 2017 Revolving Credit Facility were also used to fund our acquisition of BISAM.

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet, presented net of related loan origination fees at August 31, 2018. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During fiscal years 2018, 2017 and 2016, we recorded interest expense of $15.9 million, $8.4 million and $3.0 million, respectively, on our outstanding debt amounts. As of August 31, 2018, no commitment fee was owed by us since we borrowed the full amount under the 2017 Credit Agreement.

In fiscal 2017, FactSet incurred approximately $0.4 million in legal costs to draft and review the 2017 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense over the term of the loan using the effective interest method.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all of the covenants of the 2017 Credit Agreement as of August 31, 2018 and 2017.

As of August 31, 2018, the fair value of our long-term debt was $575.0 million, which we believe approximated the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $2.0 million of standby letters of credit have been issued in connection with our leased office spaces as of August 31, 2018. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2018 and 2017, we were in compliance with all covenants contained in the standby letters of credit.

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

Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $92.8 million while our non-U.S. dollar denominated expenses are estimated to be $324.5 million, which translates into a net foreign currency exposure of $231.7 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 74% of our employees were located as of August 31, 2018. During fiscal 2018, foreign currency movements decreased operating income by $1.3 million, compared to a $7.1 million increase to operating income for fiscal 2017.

Foreign Currency Hedges

As of August 31, 2018, we maintained the following foreign currency forward contracts to hedge our exposures:

●	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of our Philippine Peso exposure through the fourth quarter of fiscal 2020.

●

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019 and 50% of its exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020.

●	Euro – foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the third quarter of fiscal 2019.

As of August 31, 2018, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.8 billion, to purchase Indian Rupees with U.S. dollars was Rs. 3.6 billion, to purchase Euros with U.S. dollars was € 22.0 million and to purchase British Pound Sterling with U.S. dollars was £14.0 million.

There were no other outstanding foreign currency forward contracts as of August 31, 2018. A gain on derivatives of $3.1 million was recorded into operating income during fiscal 2018, compared to a loss of $2.9 million in fiscal 2017.

Off-Balance Sheet Arrangements

At August 31, 2018 and 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually limited purposes.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In fiscal 2018, we repurchased 1.5 million shares for $302.4 million compared to 1.6 million shares for $252.8 million in fiscal 2017 under the existing share repurchase program. Over the last 12 months, we have returned $393.4 million to stockholders in the form of share repurchases and dividends. On March 26, 2018, our Board of Directors approved a $300.0 million expansion of the existing share repurchase program. Subsequent to this expansion, $431.2 million is available for future share repurchases. As of August 31, 2018, $241.7 million is available for future share repurchases under the existing share repurchase program.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2018, we had total purchase commitments of $79.0 million, which was comparable to the prior year commitments of $81.0 million, reflecting no material changes with suppliers during fiscal 2018.

The following table summarizes our significant contractual obligations as of August 31, 2018 and the corresponding effect that these obligations will have on our liquidity and cash flows in future periods:

	Payments due by period
(in millions)	2019	2020-2021	2022-2023	2024 and thereafter	Total
Operating lease obligations(1)	$41.1	$73.4	$63.3	$230.0	$407.8
Purchase commitments(2)	75.8	3.2	—	—	79.0
Long-term debt obligations(3)	—	575.0	—	—	575.0
Total contractual obligations by period(4)	$116.9	$651.6	$63.3	$230.0	$1,061.8

(1)

Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year. For more information on our operating leases, see Note 19, Commitments and Contingencies, in the Notes to the Company’s Consolidated Financial Statements included in Item 8 of this Report on Form 10-K.

(2)

Purchase commitments represent payments due in future periods in respect of obligations to our various data vendors as well as commitments to purchase goods and services such as telecommunication, computer maintenance and consulting services.

(3)	Represents the amount due under the Company’s 2017 Credit Agreement.

(4)

Non-current income taxes payable of $11.5 million and non-current deferred tax liabilities of $24.9 million have been excluded in the table above due to uncertainty regarding the timing of future payments.

Purchase orders do not necessarily reflect a binding commitment but are merely indicative of authorizations and intention to conclude purchases in the future. For the purpose of this tabular disclosure, purchase obligations for goods and services are defined as agreements that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. It is expected that all the contractual obligations noted in the table will be funded from existing cash and cash flows from operations. Expected timing pertaining to the contractual obligations included in the table above has been estimated based on information currently available. The amounts paid, and the timing of those payments may differ based on when the goods and services provided by our vendors to whom we are contractually obligated are received as well as due to changes to agreed-upon amounts for any of our obligations.

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

Including new lease agreements executed during fiscal 2018, our worldwide leased office space increased to approximately 1,750,000 square feet at August 31, 2018, up 607,000 square feet, or 54.0% from August 31, 2017. This increase was primarily related to additional office space in the Philippines and the new headquarters lease signed in February 2018. Future minimum requirements for our operating leases in place as of August 31, 2018 totaled $407.8 million, an increase from $281.7 million as of August 31, 2017, primarily due to the additional office space in the Philippines and new leased space for headquarters in Norwalk, Connecticut mentioned above.

As disclosed earlier in the Capital Resources section of this MD&A, we entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million. In conjunction with the 2017 Credit Agreement, FactSet retired its outstanding loan amount of $365.0 million under the previous credit agreement.

With the exception of the new leases entered in the ordinary course of business, there were no other significant changes to our contractual obligations during fiscal 2018.

Dividends

On May 7, 2018, our Board of Directors approved a 14.3% increase in the regular quarterly dividend beginning with the dividend payment on June 19, 2018, which was $0.64 per share. With our dividends and our share repurchases, in the aggregate, we have returned $393.4 million to stockholders over the past 12 months. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors we consider relevant. Dividends must be authorized by our Board of Directors.

During fiscal years 2018 and 2017, our Board of Directors declared the following dividends on our common stock:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2018
First Quarter	$0.56	November 30, 2017	$21,902	December 19, 2017
Second Quarter	$0.56	February 28, 2018	$21,799	March 20, 2018
Third Quarter	$0.64	May 31, 2018	$24,566	June 19, 2018
Fourth Quarter	$0.64	August 31, 2018	$24,443	September 18, 2018

Fiscal 2017
First Quarter	$0.50	November 30, 2016	$19,852	December 20, 2016
Second Quarter	$0.50	February 28, 2017	$19,709	March 21, 2017
Third Quarter	$0.56	May 31, 2017	$21,951	June 20, 2017
Fourth Quarter	$0.56	August 31, 2017	$21,853	September 19, 2017

All the above cash dividends were paid from existing cash resources on a quarterly basis.

Significant Accounting Policies

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the Notes to our Consolidated Financial Statements included in Item 8 below.

Critical Accounting Estimates

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors. In addition, there are other items within our consolidated financial statements that require estimation but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

Business Combinations

We record acquisitions using the purchase method of accounting. All the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recognized at their fair value on the acquisition date. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. Our estimates are based on historical experience, information obtained from the management of the acquired companies, and when appropriate, include assistance from independent third-party appraisal firms. Our significant assumptions and estimates can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates.

Performance-based Equity Awards

Performance-based stock options require management to make assumptions regarding the likelihood of achieving our performance targets. The number of performance-based options that vest will be predicated on us achieving performance levels during the measurement period subsequent to the date of grant. Depending on the financial performance levels we achieve, a percentage of the performance-based stock options will vest to the grantees of those stock options. However, there is no current guarantee that such options will vest in whole or in part.

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, we granted 68,761 performance-based stock options during the second quarter of fiscal 2015 that are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. In the second quarter of fiscal 2018, we modified the vesting criteria of the grant, which resulted in 40% of the options being deemed eligible to vest, with the remaining options forfeited. No cumulative catch-up adjustment was required because we had expected the 40% level to be achieved. The option holders must remain employed by FactSet through February 28, 2019 for the options to vest. As of August 31, 2018, total unamortized stock-based compensation of $0.4 million will be recognized as expense over the remaining vesting period of 0.4 years.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, we granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2018, we do not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future periods could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands, except vesting percentage data) Vesting Percentage	Cumulative Catch-up Adjustment(1)	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
100%	$613	$1,272

(1)	Amount represents the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2018.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, we granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2018, we do not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands, except vesting percentage data) Vesting Percentage	Cumulative Catch-up Adjustment(1)	Remaining Expense to be Recognized
0%(current expectation)	$—	$—
80%	$1,658	$5,449
90%	$1,866	$6,130
100%	$2,073	$6,811

(1)	Amount represents the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2018.

Accrued Compensation

We make significant estimates in determining our accrued compensation. Annual cash-based awards that are variable and discretionary in nature represent approximately 10% of our Company’s employee incentive compensation program. We conduct a final review of Company, departmental and individual performance each year end to determine the amount of discretionary employee compensation. We also review compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates on a quarterly basis and adjusts accrual rates as appropriate. As of August 31, 2018, and 2017, the amount of the variable employee compensation recorded within accrued compensation was $43.6 million and $39.2 million, respectively.

Goodwill and Intangible Assets

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, we are required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. Our reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which is aligned with how the chief operating decision making group (“CODMG”), composed of the CEO and executive management, manages the business and the demographic markets we serve. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries or business units within each operating segment. The impairment test requires management to make judgments in connection with these reporting units, including assigning assets, liabilities, goodwill and other indefinite-lived intangible assets to reporting units and determining the fair value of each reporting unit.

Our impairment analysis contains uncertainties as it requires management to make assumptions and apply judgment to estimate industry and economic factors including market conditions, legal and technological factors and the profitability of our business strategies. It is our policy to conduct impairment testing based on our current business strategies taking into consideration present industry and economic conditions, as well as future expectations. We have not made any material changes in our impairment analysis methodology during the past three fiscal years. While we do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to test for goodwill impairment losses, we may be exposed to an impairment charge that could be material if actual results are not consistent with our estimates and assumptions. Future events could cause us to conclude that indicators of impairment do exist, and that goodwill associated with our previous acquisitions is impaired, which could result in an impairment loss in our Consolidated Statements of Income and a write-down of the related asset.

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2018, consistent with the timing of previous years. It was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. The carrying value of goodwill as of August 31, 2018 and 2017, was $701.8 million and $707.6 million, respectively.

Our identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from acquisitions, which have been fully integrated into our operations. We amortize intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. The weighted average useful life of our acquired identifiable intangible assets at August 31, 2018 was 11.5 years. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. There were no adjustments to the useful lives of intangible assets subject to amortization during any of the periods presented. These intangible assets had no assigned residual values as of August 31, 2018 and 2017.

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for intangible assets that management expects to hold, and use is based on the amount the carrying value exceeds the fair value of the asset. No indicators of impairment of intangible assets has been identified during any of the periods presented. Our ongoing consideration of the recoverability could result in impairment charges in the future, which could adversely affect our results of operations. The carrying value of intangible assets as of August 31, 2018 and 2017, was $148.9 million and $173.5 million, respectively.

Long-lived Assets

Long-lived assets, comprised of property, equipment and leasehold improvements are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that may cause an impairment review include significant changes in technology that make current computer-related assets that we use in our operations obsolete or less useful, and significant changes in the way we use these assets in our operations. When evaluating long-lived assets for potential impairment if impairment indicators are present, we first compare the carrying value of the asset to the asset’s estimated future cash flows (undiscounted and without interest charges). If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss. The impairment loss calculation compares the carrying value of the asset to the asset’s estimated fair value, which may be based on estimated future cash flows (discounted and with interest charges). We recognize an impairment loss if the amount of the asset’s carrying value exceeds the asset’s estimated fair value. If we recognize an impairment loss, the adjusted carrying amount of the asset becomes its new cost basis. The new cost basis will be depreciated (amortized) over the remaining useful life of that asset. Using the impairment evaluation methodology described here, there have been no long-lived asset impairment charges for each of the last three years. The carrying value of long-lived assets was $100.5 million in both years ended August 31, 2018 and 2017.

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

Estimated Tax Provision and Tax Contingencies

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our tax provision is an estimate based on our understanding of laws in Federal, state and foreign tax jurisdictions. These laws can be complicated and are difficult to apply to any business, including ours. The tax laws also require us to allocate our taxable income to many jurisdictions based on subjective allocation methodologies and information collection processes. Our effective tax rates differ from the statutory rate primarily due to the impact of state taxes, foreign operations, R&D and other tax credits, tax audit settlements, incentive-stock options and domestic production activities deductions. Our annual effective tax rate was 24.1%, 25.0% and 26.5% in fiscal 2018, 2017 and 2016, respectively.

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

As of August 31, 2018, we had gross unrecognized tax benefits totaling $9.2 million, including $1.1 million of accrued interest, recorded as Taxes Payable (non-current) within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, we adjust the previously recorded tax expense to reflect examination results when the position is effectively settled. If recognized, the unrecognized tax benefits and related interest would be recorded as a benefit to tax expense on the Consolidated Statements of Income. Audits by multiple tax authorities are currently ongoing. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. For this reason, we regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Although we believe our reserves are reasonable, no assurance can be given that the final outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the effect of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

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

Shift from Active to Passive Investment Management

Approximately 83.9% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but also could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients that provide M&A advisory work, capital markets services and equity research, account for approximately 16.1% of our ASV. A significant portion of these revenues relate to services deployed by large, bulge-bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Our clients could also encounter similar issues. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenues may decline if banks, including those involved in merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the challenges faced by other departments.

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

MiFID II

In the European Union, the new version of the Markets in Financial Instruments Directive, also known as "MiFID II", became effective in January 2018. The main purpose of this initiative was to ensure fairer, safe and more efficient markets and facilitate greater transparency for all participants. The Research workflow is one area where both buy-side and sell-side clients have seen and will continue to see significant change requirements as a result of the MiFID II inducement rules. The goal of the new legislative framework is to strengthen investor protection and improve the functioning of financial markets, making them more efficient, resilient and transparent. New reporting requirements and tests will increase the amount of information available and reduce the use of dark pools and OTC trading. MiFID II requirements have meant pricing models and business practices have had to adapt significantly. We will continue to evaluate our own risks and uncertainty related to MiFID II and partner with our clients to help them navigate these new rules. However, recently we have noticed a substantial interest in our Research workflow, which is part of the opportunity for us, but more importantly, allows our clients to leverage our technology solutions for MiFID II compliance.

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based on management’s current expectations, estimates, forecasts and projections about industries in which we operate and the beliefs and assumptions of management. All statements that address expectations, guidance, outlook or projections about the future, including statements about our strategy for growth, product development, revenues, future financial results, anticipated growth, market position, subscriptions, expected expenditures, trends in our business and financial results, are forward-looking statements. Forward-looking statements may be identified by words like “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “projects,” “should,” “indicates,” “continues,” “may” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors, including those discussed more fully elsewhere in this Report on Form 10-K or in any of our other filings with the Securities and Exchange Commission, could cause results to differ materially from those stated. These factors include, but are not limited to: the ability to integrate newly acquired companies, clients and businesses; strains on resources as a result of growth, the volatility and  stability of global securities markets, including declines in equity or fixed income returns impacting the buying power of investment management clients; the ability to hire and retain qualified personnel; the maintenance of our leading technological position and reputation; failure to maintain or improve our competitive position in the marketplace; fraudulent, misappropriation or unauthorized data access, including cyber-security and privacy breaches; failures or disruptions of telecommunications, data centers, network systems, facilities, or the Internet; uncertainty, consolidation and business failures in the global investment banking industry; the continued shift from active to passive investing, the negotiation of contract terms with vendors, data suppliers and landlords; the retention of clients and the attraction of new ones; the absence of U.S. or foreign governmental regulation restricting international business; the unfavorable resolution of tax assessments and legal proceedings; and legislative and regulatory changes in the environments in which we and our clients operate. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in Part 1 Item 1A, Risk Factors, of this Report on Form 10-K. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Report on Form 10-K to reflect actual results or future events or circumstances.

Business Outlook

The following forward-looking statements reflect our expectations as of September 25, 2018. Given the number of risk factors, uncertainties and assumptions discussed in this MD&A above and Part 1 Item 1A, Risk Factors, of this Report on Form 10-K, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2019 Expectations

●	Organic ASV plus professional services is expected to increase in the range of $75.0 million and $90.0 million over fiscal 2018.

●	GAAP Revenues are expected to be in the range of $1.41 billion and $1.45 billion.

●	GAAP operating margin is expected to be in the range of 29% and 30%. Adjusted operating margin is expected to be in the range of 31.5% and 32.5%.

●	FactSet’s annual effective tax rate is expected to be in the range of 17.5% and 18.5%, primarily as a result of the TCJA.

●

GAAP diluted EPS is expected to be in the range of $8.70 and $8.90. Adjusted diluted EPS is expected to be in the range of $9.45 and $9.65. The midpoint of this guidance represents a 12% growth over the prior year.

Both GAAP operating margin and GAAP diluted EPS guidance do not include certain effects of any non-recurring benefits or charges that may arise in fiscal 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. Over the next 12 months, our non-U.S. dollar denominated revenues expected to be recognized are estimated to be $92.8 million while our non-U.S. dollar denominated expenses are estimated to be $324.5 million, which translates into a net foreign currency exposure of $231.7 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

Foreign Currency Hedges

As of August 31, 2018, we maintained the following foreign currency forward contracts to hedge our exposures:

●	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of our Philippine Peso exposure through the fourth quarter of fiscal 2020.

●

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019 and 50% of its exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020.

●	Euro – foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of our British Pound sterling exposure through the third quarter of fiscal 2019.

As of August 31, 2018, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.8 billion, to purchase Indian Rupees with U.S. dollars was Rs. 3.6 billion, to purchase Euros with U.S. dollars was € 22.0 million and to purchase British Pound Sterling with U.S. dollars was £14.0 million.

There were no other outstanding foreign currency forward contracts as of August 31, 2018. A gain on derivatives of $3.1 million was recorded into operating income during fiscal 2018, compared to a loss of $2.9 million in fiscal 2017.The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at August 31, 2018. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $7.3 million, which would have had an immaterial impact on our Consolidated Balance Sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. If we had no hedges in place as of August 31, 2018, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at August 31, 2018, would result in a decrease in operating income by $28.8 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at August 31, 2018 would increase the fair value of total assets by $65.3 million and equity by $61.2 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit will depend on, in part, on the outcome of tariff, regulatory, and other negotiations.

Interest Rate Risk

Cash and Cash Equivalents

The fair market value of our cash and investments at August 31, 2018, was $237.9 million. Our cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposits as both are part of our investment strategy. These mutual funds and certificates of deposits are included as Investments (short-term) on our Consolidated Balance Sheet as the mutual funds can be liquidated at our discretion and the certificates of deposit have original maturities greater than three months, but less than one year. The mutual funds and certificates are held for investment and are not considered debt securities. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt

As of August 31, 2018, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00%. During fiscal years 2018, 2017 and 2016, we recorded interest expense of $15.9 million, $8.4 million and $3.0 million, respectively, on our outstanding debt amounts. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in our annual interest expense.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Statement of Responsibility for Financial Statements

FactSet’s consolidated financial statements are prepared by management, which is responsible for their fairness, integrity and objectivity. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s estimates and judgments. All financial information in this Report on Form 10-K has been presented on a basis consistent with the information included in the accompanying financial statements.

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

FactSet maintains accounting systems, including internal accounting controls, designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with the Sarbanes-Oxley Act of 2002, FactSet assessed its internal control over financial reporting as of August 31, 2018 and issued a report (see below).

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

Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of FactSet’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that FactSet’s internal control over financial reporting was effective as of August 31, 2018. Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of FactSet’s internal control over financial reporting and has issued a report on FactSet’s internal control over financial reporting, which is included in their report on the subsequent page.

/s/ F. PHILIP SNOW	/s/ Helen L. Shan

F. Philip Snow	Helen L. Shan
Chief Executive Officer	Executive Vice President and Chief Financial Officer
October 30, 2018	October 30, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

Opinion on Internal Control over Financial Reporting

We have audited FactSet Research System Inc.’s (the Company) internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of August 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated October 30, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ ERNST & YOUNG LLP

Stamford, CT

October 30, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of FactSet Research Systems Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of FactSet Research Systems Inc. (the Company) as of August 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated October 30, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 2013.

Stamford, CT

October 30, 2018

FactSet Research Systems Inc.

Consolidated Statements of Income

	Years ended August 31,
(in thousands, except per share data)	2018	2017	2016
Revenues	$1,350,145	$1,221,179	$1,127,092
Operating expenses
Cost of services	659,296	566,580	487,409
Selling, general and administrative	324,645	302,464	290,007
Total operating expenses	983,941	869,044	777,416

Operating income	366,204	352,135	349,676

Other (expense) income
(Loss) gain on sale of business	—	(1,223)	112,453
Interest (expense), net of interest income	(14,366)	(6,600)	(1,136)
Total other (expense) income	(14,366)	(7,823)	111,317

Income before income taxes	351,838	344,312	460,993

Provision for income taxes	84,753	86,053	122,178
Net income	$267,085	$258,259	$338,815

Basic earnings per common share	$6.90	$6.55	$8.29
Diluted earnings per common share	$6.78	$6.51	$8.19

Basic weighted average common shares	38,733	39,444	40,880
Diluted weighted average common shares	39,377	39,642	41,365

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Comprehensive Income

	Years ended August 31,
(in thousands)	2018	2017	2016
Net income	$267,085	$258,259	$338,815

Other comprehensive income (loss), net of tax
Net unrealized (loss) gain on cash flow hedges*	(7,288)	5,017	(857)
Foreign currency translation adjustments	(9,431)	28,816	(23,644)
Other comprehensive (loss) income	(16,719)	33,833	(24,501)
Comprehensive income	$250,366	$292,092	$314,314

* The unrealized gain (loss) on cash flow hedges disclosed above was net of tax benefit (expense) of $3,518, ($3,049) and $498 for the fiscal years ended August 31, 2018, 2017 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Balance Sheets

	August 31,
(in thousands, except share data)	2018	2017
ASSETS
Cash and cash equivalents	$208,623	$194,731
Investments	29,259	32,444
Accounts receivable, net of reserves of $3,490 and $2,738 at August 31, 2018 and 2017, respectively	156,639	148,331
Prepaid taxes	6,274	7,076
Deferred taxes	—	2,668
Prepaid expenses and other current assets	30,121	24,127
Total current assets	430,916	409,376

Property, equipment and leasehold improvements, net	100,545	100,454

Goodwill	701,833	707,560
Intangible assets, net	148,935	173,543
Deferred taxes	9,716	7,412
Other assets	27,502	14,970
TOTAL ASSETS	$1,419,447	$1,413,315

LIABILITIES
Accounts payable and accrued expenses	$72,059	$59,214
Accrued compensation	66,479	61,083
Deferred fees	49,700	47,495
Deferred taxes	—	2,382
Taxes payable	8,453	9,112
Dividends payable	24,443	21,853
Total current liabilities	221,134	201,139

Long-term debt	574,775	575,000
Deferred taxes	21,190	24,892
Deferred fees	7,833	3,921
Taxes payable	29,626	11,484
Deferred rent and other non-current liabilities	38,989	37,188
TOTAL LIABILITIES	$893,547	$853,624
Commitments and contingencies (See Note 19)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 39,264,849 and 51,845,132 shares issued; 38,192,586 and 39,023,032 shares outstanding at August 31, 2018 and 2017, respectively	393	518
Additional paid-in capital	667,531	741,748
Treasury stock, at cost: 1,072,263 and 12,822,100 shares at August 31, 2018 and 2017, respectively	(213,428)	(1,606,678)
Retained earnings	122,843	1,458,823
Accumulated other comprehensive loss	(51,439)	(34,720)
TOTAL STOCKHOLDERS’ EQUITY	$525,900	$559,691

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,419,447	$1,413,315

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Cash Flows

	Years ended August 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$267,085	$258,259	$338,815
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	57,285	48,294	38,052
Stock-based compensation expense	31,516	34,183	29,793
Loss (gain) on sale of business	—	1,223	(112,453)
Deferred income taxes	(1,910)	4,879	4,528
Loss (gain) on sale of assets	140	59	8
Tax benefits from share-based payment arrangements	—	(10,331)	(18,205)
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(8,417)	(29,503)	(3,541)
Accounts payable and accrued expenses	12,077	(2,226)	5,525
Accrued compensation	5,735	6,427	3,961
Deferred fees	6,035	(229)	700
Taxes payable, net of prepaid taxes	27,659	7,877	30,270
Prepaid expenses and other assets	(11,224)	(850)	7
Deferred rent and other non-current liabilities	(465)	2,331	13,674
Other working capital accounts, net	152	132	6
Net cash provided by operating activities	385,668	320,527	331,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses and investments, net of cash and cash equivalents acquired	(15,000)	(303,086)	(262,909)
Proceeds from sale of business, net	—	—	153,137
Purchases of investments	(12,470)	(30,757)	(18,137)
Proceeds from sales of investments	12,459	23,399	17,241
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(33,520)	(36,862)	(47,740)
Net cash used in investing activities	(48,531)	(347,306)	(158,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(89,408)	(80,898)	(74,218)
Repurchase of common stock	(303,955)	(260,978)	(356,828)
Proceeds from debt	—	640,000	265,000
Repayment of debt	—	(365,000)	—
Debt issuance costs	—	(438)	(12)
Proceeds from employee stock plans	71,610	50,045	56,851
Tax benefits from share-based payment arrangements	—	10,331	18,205
Other financing activities	1,716	(1,223)	—
Net cash used in financing activities	(320,037)	(8,161)	(91,002)

Effect of exchange rate changes on cash and cash equivalents	(3,208)	1,264	(12,237)
Net increase (decrease) in cash and cash equivalents	13,892	(33,676)	69,493
Cash and cash equivalents at beginning of period	194,731	228,407	158,914
Cash and cash equivalents at end of period	$208,623	$194,731	$228,407

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$15,676	$8,466	$3,010
Cash paid during the year for income taxes, net of refunds	$68,707	$74,788	$87,513

Supplemental Disclosure of Non-Cash Transactions
Dividends declared, not paid	$24,443	$21,853	$20,019

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Years ended August 31,
(in thousands)	2018	2017	2016
COMMON STOCK
Balance, beginning of year	$518	$512	$503
Common stock issued for employee stock plans	8	6	9
Retirement of Treasury shares	(133)	—	—
Balance, end of year	$393	$518	$512

ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year	$741,748	$623,195	$542,355
Common stock issued for employee stock plans	80,983	50,039	57,784
Retirement of Treasury shares	(186,717)	—	—
Stock-based compensation expense	31,517	34,183	29,793
Tax benefits from share-based payment arrangements	—	10,331	18,205
Accelerated share repurchase	—	24,000	(24,000)
Stock-based compensation adjustment associated with disposition	—	—	(942)
Balance, end of year	$667,531	$741,748	$623,195

TREASURY STOCK
Balance, beginning of year	$(1,606,678)	$(1,321,700)	$(988,873)
Repurchases of common stock	(302,441)	(253,131)	(328,283)
Retirement of Treasury shares	1,697,205	—	—
Accelerated share repurchase	—	(24,000)	—
Purchases of common stock upon restricted stock vesting	(1,514)	(7,847)	(4,544)
Balance, end of year	$(213,428)	$(1,606,678)	$(1,321,700)

RETAINED EARNINGS
Balance, beginning of year	$1,458,823	$1,283,927	$1,021,651
Net income	267,085	258,259	338,815
Dividends	(92,710)	(83,363)	(76,539)
Retirement of Treasury Stock	(1,510,355)	—	—
Balance, end of year	$122,843	$1,458,823	$1,283,927

ACCUMULATED OTHER COMPREHENSIVE LOSS
Balance, beginning of year	$(34,720)	$(68,553)	$(44,052)
Foreign currency translation adjustments	(9,431)	28,816	(23,644)
Net unrealized (loss) gain on cash flow hedges, net of tax	(7,288)	5,017	(857)
Balance, end of year	$(51,439)	$(34,720)	$(68,553)

TOTAL STOCKHOLDERS’ EQUITY
Balance, beginning of year	$559,691	$517,381	$531,584
Net income	267,085	258,259	338,815
Common stock issued for employee stock plans	80,992	50,045	57,793
Purchases of common stock upon restricted stock vesting	(1,514)	(7,847)	(4,544)
Stock-based compensation expense	31,516	34,183	29,793
Tax benefits from share-based payment arrangements	—	10,331	18,205
Repurchases of common stock	(302,441)	(253,131)	(352,283)
Foreign currency translation adjustments	(9,431)	28,816	(23,644)
Stock-based compensation adjustment associated with disposition	—	—	(942)
Net unrealized (loss) gain on cash flow hedges, net of tax	(7,288)	5,017	(857)
Dividends	(92,710)	(83,363)	(76,539)
Balance, end of year	$525,900	$559,691	$517,381

The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. The Company delivers insight and information to investment professionals through its analytics, service, content, and technology. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers proprietary and third-party content through desktop, web, mobile, and off-platform solutions. The Company’s broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, FactSet has continued to expand its solutions across the investment lifecycle from idea generation to performance and client reporting. The Company’s revenues are primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany activity and balances have been eliminated from the consolidated financial statements.

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates have been made in areas that include allocation of purchase price to acquired assets and liabilities, stock-based compensation, income taxes, accrued compensation, valuation of goodwill, and useful lives and valuation of fixed and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

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

Accounts Receivable and Deferred Fees

Amounts that have been earned but not yet paid are reflected on the Consolidated Balance Sheets as Accounts receivable, net of reserves. Amounts invoiced in advance of client payments that are in excess of earned subscription revenue are reflected on the Consolidated Balance Sheet as Deferred fees. As of August 31, 2018, the amount of accounts receivable that was unbilled totaled $6.4 million, which was subsequently billed in fiscal 2019.

The Company calculates its receivable reserve through analyzing aged client receivables, reviewing the recent history of client receivable write-offs and understanding general market and economic conditions. In accordance with this policy, a receivable reserve of $3.5 million and $2.7 million was recorded as of August 31, 2018 and 2017, respectively, within the Consolidated Balance Sheets as a reduction to Accounts receivable.

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

Research and Product Development Costs

FactSet does not have a separate research and product development department, but rather the Product Development and Engineering departments work closely with our strategists, product managers, sales and other client-facing specialists to identify areas of improvement with the goal of providing increased value to clients. As such, research and product development costs relate to the salary and benefits for the Company’s product development, software engineering and technical support staff and, as such, these costs are expensed when incurred within cost of services as employee compensation. The Company expects to allocate a similar percentage of its workforce in future years in order to continue to develop new products and enhancements, respond quickly to market changes and meet the needs of its clients efficiently. FactSet incurred $217.1 million of research and product development costs during fiscal 2018, which was comparable to its spend on similar development during fiscal years 2017 and 2016 respectively.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the number of weighted average common shares outstanding during the period. Diluted EPS is computed by dividing net income by the number of weighted average common shares outstanding during the period increased by the dilutive effect of potential common shares outstanding during the period. The number of potential common shares outstanding has been determined in accordance with the treasury stock method to the extent they are dilutive. For the purpose of calculating EPS, common shares outstanding include common shares issuable upon the exercise of outstanding share-based compensation awards, including employee stock options and restricted stock. Under the treasury stock method, the exercise price paid by the optionee and future stock-based compensation expense that the Company has not yet recognized are assumed to be used to repurchase shares.

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

Fair Value Measures

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the use of various valuation methodologies, including market, income and cost approaches is permissible. The Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s cash equivalents are classified as Level 1 while the Company’s derivative instruments (foreign exchange forward contracts) and certificates of deposit are classified as Level 2. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2018 or 2017.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. The Company’s corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value.

Investments

Investments consist of both mutual funds and certificates of deposit as both are part of the Company’s investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on the Company’s Consolidated Balance Sheets as the certificates of deposit have original maturities greater than three months, but less than one year and the mutual funds can be liquidated at that Company’s discretion. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. Interest income earned from these investments during fiscal 2018, 2017 and 2016 were $1.3 million, $1.6 million and $1.6 million, respectively. The Company’s cash, cash equivalents and investments portfolio did not experience any realized or unrealized losses as a result of counterparty credit risk or ratings change during fiscal 2018 and 2017.

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

Goodwill

The Company is required to test goodwill at the reporting level for potential impairment annually, or more frequently if impairment indicators occur. Goodwill is tested for impairment based on the present value of discounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. FactSet has three reporting units, which are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2018, consistent with the timing of previous years, and concluded that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value.

Intangible Assets

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of the remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. Amortizable Intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the fiscal years presented. The intangible assets have no assigned residual values.

Accrued Liabilities

Accrued liabilities include estimates relating to employee compensation, operating expenses and tax liabilities. Annual cash-based awards that are variable and discretionary in nature represent approximately 10% of our Company’s employee incentive compensation program. At the end of each fiscal year, FactSet conducts a final review of both Company and individual performance within each department to determine the amount of discretionary employee compensation. The Company also reviews compensation throughout the year to determine how overall performance tracks against management’s expectations. Management takes these and other factors, including historical performance, into account in reviewing accrued compensation estimates quarterly and adjusting accrual rates as appropriate. The amount of the variable employee compensation recorded within accrued compensation as of August 31, 2018 and 2017, was $43.6 million and $39.2 million, respectively. During fiscal 2018 the Company incurred $17.4 million of restructuring charges primarily related to employee compensation and severance of which $5.6 million was recorded as Accrued compensation as of August 31, 2018 which will be paid during fiscal 2019.

Derivative Instruments

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, the Company is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign exchange forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considers several factors, including offsetting exposures, significance of exposures, forecasting risk and potential effectiveness of the hedge. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. All derivatives are assessed for effectiveness at each reporting period.

Foreign Currency Translation

Certain wholly-owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar, such as the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities, and average rates for the period for revenues and expenses. Translation gains and losses that arise from translating assets, liabilities, revenues and expenses of foreign operations are recorded in AOCL as a component of stockholders’ equity. The accumulated foreign currency translation loss totaled $48.0 million and $38.5 million at August 31, 2018 and 2017, respectively.

Income and Deferred Taxes

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using current enacted tax rates. FactSet recognizes the financial effect of an income tax position only if it is more likely than not (greater than 50%) that the tax position will prevail upon tax examination, based solely on the technical merits of the tax position as of the reporting date. Otherwise, no benefit or expense can be recognized in the consolidated financial statements. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, FactSet accrues interest on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest is classified as income tax expense in the financial statements. As of August 31, 2018, the Company had gross unrecognized tax benefits totaling $9.2 million, including $1.1 million of accrued interest, recorded as Taxes payable (non-current) on the Consolidated Balance Sheet.

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

Treasury Stock

The Company accounts for repurchased common stock under the cost method and includes such treasury stock as a component of its stockholders’ equity. The Company accounts for the formal retirement of treasury stock by deducting its par value from common stock, reducing additional paid-in capital (“APIC”) by the average amount recorded in APIC when the stock was originally issued and any remaining excess of cost deducted from retained earnings.

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

Balance Sheet Classification of Deferred Taxes

During the first quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in November 2015, to simplify the presentation of deferred taxes on the balance sheet. This accounting standard update required an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the previous guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction is still required under the new guidance. This accounting standard update is a change to the balance sheet presentation only. The changes have been applied prospectively as permitted by the standard and prior periods have not been restated.

Share-Based Payments

During the first quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in March 2016, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This accounting standard update increases the volatility within the Company’s provision for income taxes, as all excess tax benefits or deficiencies related to share-based payments that were previously reported within equity will now be recognized in the consolidated statement of income. The adoption of this standard resulted in the recognition of $9.5 million of excess tax benefits to FactSet’s provision for income taxes during fiscal 2018. In addition, this standard changed the classification of excess tax benefits presented in the Company’s consolidated statements of cash flows from a financing activity to an operating activity, which was applied on a prospective basis as permitted by the standard. Prior periods were not restated. Share-based payment expense continues to reflect estimated forfeitures of share-based payment awards. The remaining provisions of this standard did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

During the third quarter of fiscal 2018, FactSet adopted the accounting standard update issued by the FASB in March 2018, which provides guidance related to income tax accounting implications under the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017, effective January 1, 2018. Areas of clarification under the update are the measurement period timeframe, changes in subsequent reporting periods, and reporting requirements as they relate to the TCJA. Due to the complexity of the TCJA, the standard update allows companies to record provisional amounts, or reasonable estimates of the tax effects of the TCJA during a measurement period not to exceed one year from the enactment date. As a result of the TCJA, FactSet recorded a one-time transition tax expense of $23.2 million and a $2.3 million tax expense related to the remeasurement of the net U.S. deferred tax position. The Company will continue to analyze the TCJA and related accounting guidance and interpretation in order to finalize any impacts within the one-year measurement period from the TCJA enactment date.

Recent Accounting Standards or Updates Not Yet Effective

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with clients and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with clients.

The standard allows two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). FactSet will adopt the new standard using the modified retrospective method at the beginning of its first quarter of fiscal 2019.

FactSet’s implementation efforts include the identification of revenue within the scope of the standard and an evaluation of contract revenue under the new guidance. Additionally, an assessment of the qualitative and quantitative impacts of pricing changes during the contractual term and fulfillment costs was made.

Services and products offered by FactSet mostly result in the customer simultaneously receiving and consuming the benefits. Thus, FactSet will be required to record revenue for its contracts using the over-time revenue recognition model which is comparable with how revenue is recognized today. The Company anticipates the new standard will impact the Company's accounting for certain fulfillment costs, which include up-front costs to allow for the delivery of services and products that are expected to be recovered. Under the new standard, such up-front costs would be recognized as an asset and amortized consistent with the associated revenue for providing the services. Currently, these costs are expensed as incurred. The Company does not expect the adoption of the new revenue recognition standard to result in a material change to its consolidated financial statements.

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

Leases

In February 2016, the FASB issued an accounting standard update related to accounting for leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. The accounting standard update aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The guidance also eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2020, with early adoption in fiscal 2019 permitted. The Company is currently evaluating the impact of this accounting standard update, including the transition method, but does expect the adoption to have a material impact to its balance sheet. However, it does not expect the adoption to have a material impact on the statements of income, comprehensive income or cash flows. See Note 19 for information regarding our undiscounted future lease commitments.

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

Hedge Accounting Simplification

In August 2017, the FASB issued an accounting standard update to reduce the complexity of and simplify the application of hedging accounting. The guidance refines and expands hedge accounting for both financial and nonfinancial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for FactSet beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update but is not expected to have a material impact on the consolidated financial statements.

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

Implementation Costs in a Cloud Computing Arrangement

In August 2018, the FASB issued an accounting standard update related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be expensed over the term of the arrangement. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2021, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

No other new accounting pronouncements issued or effective as of August 31, 2018, have had or are expected to have an impact on the Company’s consolidated financial statements.

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

Level 3 - applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by FactSet as of August 31, 2018 or 2017.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at August 31, 2018 and 2017:

	Fair Value Measurements at August 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds(1)	$75	$—	$—	$75
Mutual Funds(2)	—	18,668	—	18,668
Certificates of deposit(3)	—	10,591	—	10,591
Derivative instruments(4)	—	90	—	90
Total assets measured at fair value	$75	$29,349	$—	$29,424

Liabilities
Derivative instruments(4)	$—	$4,036	$—	$4,036
Total liabilities measured at fair value	$—	$4,036	$—	$4,036

	Fair Value Measurements at August 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds(1)	$26,677	$—	$—	$26,677
Mutual Funds(2)	—	18,364	—	18,364
Certificates of deposit(3)	—	14,080	—	14,080
Derivative instruments(4)	—	6,142	—	6,142
Total assets measured at fair value	$26,677	$38,586	$—	$65,263

Liabilities
Derivative instruments(4)	$—	$—	$—	$—
Total liabilities measured at fair value	$—	$—	$—	$—

(1)

The Company’s corporate money market funds are readily convertible into cash and the net asset value of each fund on the last day of the quarter is used to determine its fair value. As such, the Company’s corporate money market funds are classified as Level 1 and included in Cash and cash equivalents within the Consolidated Balance Sheets.

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

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets, including goodwill and intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During fiscal 2018 and 2017, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes only

As of August 31, 2018, and 2017, the fair value of the Company’s long-term debt was $575.0 million, which approximated its carrying amount given its floating interest rate basis. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

5. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of AOCL and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during fiscal 2018 or 2017, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of August 31, 2018, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

●	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020.

●

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019 and 50% of its exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020.

●	Euro – foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in thousands, in U.S. dollars)	August 31, 2018	August 31, 2017	August 31, 2018	August 31, 2017
Philippine Peso	$52,000	$—	$(1,230)	$—
Indian Rupee	50,780	51,000	(1,490)	6,142
Euro	26,312	—	(503)	—
British Pound Sterling	18,995	—	(723)	—
Total	$148,087	$51,000	$(3,946)	$6,142

As of August 31, 2018, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.8 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.6 billion. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was € 22.0 million. The gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £14.0 million.

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

Fair Value of Derivative Instruments

The following tables provide a summary of the fair value amounts of derivative instruments and gains and losses on derivative instruments:

Designation of Derivatives (in thousands)	Balance Sheet Location	August 31, 2018	August 31, 2017
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$90	$3,796
	Other assets	$—	$2,346

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$1,731	$—
	Deferred rent and other non-current liabilities	$2,305	$—

All derivatives were designated as hedging instruments as of August 31, 2018 and 2017, respectively.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the each of the three fiscal years ended August 31, 2018, 2017 and 2016:

(in thousands)	(Loss) Gain Recognized in AOCL on Derivatives (Effective Portion)			Location of Gain (Loss) Reclassified from AOCL	Gain (Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2018	2017	2016	into Income (Effective Portion)	2018	2017	2016
Foreign currency forward contracts	$(7,700)	$5,183	$(1,806)	SG&A	$3,106	$(2,883)	$(451)

No amount of ineffectiveness was recorded in the Consolidated Statements of Income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of August 31, 2018, FactSet estimates that $1.6 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of August 31, 2018 and 2017, there were no net settlements recorded on Consolidated Balance Sheets.

6. OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income during the fiscal years ended August 31, 2018, 2017 and 2016 are as follows:

	August 31, 2018		August 31, 2017		August 31, 2016
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(9,431)	$(9,431)	$28,816	$28,816	$(23,644)	$(23,644)
Realized (gain) loss on cash flow hedges reclassified to earnings (1)	(3,106)	(2,128)	2,883	1,813	451	284
Unrealized (loss) gain on cash flow hedges recognized in AOCL	(7,700)	(5,160)	5,183	3,204	(1,806)	(1,141)
Other comprehensive income (loss)	$(20,237)	$(16,719)	$36,882	$33,833	$(24,999)	$(24,501)

(1)	Reclassified to Selling, General and Administrative Expenses

The components of AOCL are as follows:

(in thousands)	August 31, 2018	August 31, 2017
Accumulated unrealized (gain) losses on cash flow hedges, net of tax	$(3,486)	$3,802
Accumulated foreign currency translation adjustments	(47,953)	(38,522)
Total accumulated other comprehensive loss	$(51,439)	$(34,720)

7. SEGMENT INFORMATION

Operating segments are defined as (i) components of an enterprise that engage in business activities from which they may earn revenue and incur expense, (ii) with operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. Executive management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”). Executive management consists of certain executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Technology and Product Officer, Global Head of Sales and Client Solutions, General Counsel, Chief Human Resources Officer and Head of Analytics & Trading. The CODMG reviews financial information at the operating segment level and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

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

The U.S. segment services investment professionals including financial institutions throughout the Americas. The European and Asia Pacific segments service investment professionals located throughout Europe and Asia Pacific, respectively. Segment revenues reflect direct sales to clients based in their respective geographic locations. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses.

Expenditures associated with the Company’s data centers, third-party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers located in India and the Philippines benefit all the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenues. Of the total $701.8 million of goodwill reported by the Company at August 31, 2018, 54% was recorded in the U.S. segment, 45% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments consistent with the Company’s management system. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) Year Ended August 31, 2018	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$841,908	$387,589	$120,648	$1,350,145
Segment operating profit	148,095	148,977	69,132	366,204
Total assets	724,259	585,497	109,692	1,419,448
Depreciation and amortization	37,453	15,710	4,122	57,285
Stock-based compensation	26,014	4,857	645	31,516
Capital expenditures	20,358	3,140	10,022	33,520

Year Ended August 31, 2017	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$784,146	$330,332	$106,701	$1,221,179
Segment operating profit	137,104	153,676	61,355	352,135
Total assets	703,941	609,368	100,006	1,413,315
Depreciation and amortization	35,244	9,837	3,213	48,294
Stock-based compensation	30,247	3,320	616	34,183
Capital expenditures	29,561	2,385	4,916	36,862

Year Ended August 31, 2016	U.S.	Europe	Asia Pacific	Total
Revenues from clients	$755,492	$277,682	$93,918	$1,127,092
Segment operating profit	165,251	131,410	53,015	349,676
Total assets	654,796	279,864	84,501	1,019,161
Depreciation and amortization	31,529	4,220	2,303	38,052
Stock-based compensation	25,776	3,459	558	29,793
Capital expenditures	38,631	4,092	5,017	47,740

GEOGRAPHIC INFORMATION - The following table sets forth information for those countries that are 10% or more of revenues:

	Years ended August 31,
(in thousands)	2018	2017	2016
Revenues(1)
United States	$841,908	$784,146	$755,492
United Kingdom	332,006	163,732	154,902
All other European countries	55,583	166,600	122,780
Asia Pacific	120,648	106,701	93,918
Total revenues	$1,350,145	$1,221,179	$1,127,092

(1)	Revenues are attributed to countries based on the location of the client.

The following table sets forth long-lived assets by geographic area:

	At August 31,
(in thousands)	2018	2017	2016
Long-lived Assets(1)
United States	$74,792	$79,299	$70,646
United Kingdom	5,806	6,012	5,772
All other European countries	5,774	6,306	1,018
Asia Pacific	14,173	8,837	7,186
Total long-lived assets	$100,545	$100,454	$84,622

(1)	Long-lived assets consist of property, equipment and leasehold improvements, net of accumulated depreciation and amortization and exclude goodwill, intangible assets, deferred taxes and other assets.

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

Vermilion

On November 8, 2016, FactSet acquired Vermilion Holdings Limited (“Vermilion”) for a total purchase price of $67.9 million. Vermilion is a global provider of client reporting and communications software and services to the financial services industry. Client reporting is a growing area of the market as regulatory requirements rise and with the acquisition of Vermilion and its Vermilion Reporting Suite (“VRS”), FactSet now offers a workflow around all elements of the client reporting process, which it expects will expand as investors grow increasingly sophisticated. This factor contributed to a purchase price in excess of fair value of Vermilion’s net tangible and intangible assets, leading to the recognition of goodwill. At the time of acquisition, Vermilion employed 59 individuals in its London, Boston and Singapore offices. Total transaction costs related to the acquisition were $0.7 million in fiscal 2017 and recorded within SG&A expenses in the Consolidated Statements of Income during fiscal 2017.

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

10. GOODWILL

Changes in the carrying amount of goodwill by segment for fiscal years ended August 31, 2018 and 2017 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2016	$367,480	$82,280	$3,155	$452,915
Acquisitions and other adjustments	19,355	216,047	—	235,402
Foreign currency translations	—	19,432	(189)	19,243
Balance at August 31, 2017	$386,835	$317,759	$2,966	$707,560
Acquisitions and other adjustments	(640)	(1,562)	—	(2,202)
Foreign currency translations	—	(3,503)	(22)	(3,525)
Balance at August 31, 2018	$386,195	$312,694	$2,944	$701,833

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2018, consistent with the timing of previous years. It was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value. During fiscal 2017 the Company acquired goodwill of $235.4 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets from acquisitions completed in fiscal 2017.

11. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of the Company’s acquired intangible assets at August 31, 2018 was 11.5 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during fiscal years 2018, 2017 and 2016. Amortizable intangible assets are tested for impairment, if indicators are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

During fiscal 2017, $93.2 million of intangible assets were acquired with a weighted average useful life of 11.5 years.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At August 31, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$33,992	$20,990	$13,002
Client relationships	98,882	29,387	69,495
Software technology	106,505	44,231	62,274
Non-compete agreements	4,840	2,381	2,459
Trade names	4,070	2,365	1,705
Total	$248,289	$99,354	$148,935

At August 31, 2017 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$34,116	$18,899	$15,217
Client relationships	99,779	22,339	77,440
Software technology	105,963	30,889	75,074
Non-compete agreements	4,833	1,518	3,315
Trade names	4,080	1,583	2,497
Total	$248,771	$75,228	$173,543

Amortization expense recorded for intangible assets during fiscal years 2018, 2017 and 2016 was $24.7 million, $19.9 million and $14.8 million, respectively. As of August 31, 2018, estimated intangible asset amortization expense for each of the next five years and thereafter are as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2019	$23,940
2020	23,192
2021	21,284
2022	18,718
2023	13,890
Thereafter	47,911
Total	$148,935

12. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

	August 31,
(in thousands)	2018	2017
Leasehold improvements	$119,479	$113,760
Computers and related equipment	181,623	138,195
Furniture and fixtures	44,699	42,532
Subtotal	$345,801	$294,487
Less accumulated depreciation and amortization	(245,256)	(194,033)
Property, equipment and leasehold improvements, net	$100,545	$100,454

Depreciation expense was $32.6 million, $28.0 million and $23.3 million for fiscal years 2018, 2017 and 2016, respectively.

13. COMMON STOCK AND EARNINGS PER SHARE

On May 7, 2018, FactSet’s Board of Directors approved a 14.3% increase in the regular quarterly dividend from $0.56 to $0.64 per share.

Shares of common stock outstanding were as follows:

	Years ended August 31,
(in thousands)	2018	2017	2016
Balance, beginning of year (September 1)	39,023	40,038	41,317
Common stock issued for employee stock plans	711	693	823
Repurchase of common stock from employees(1)	(8)	(50)	(28)
Repurchase of common stock under the share repurchase program	(1,534)	(1,555)	(1,478)
Repurchase of common stock under accelerated share repurchase agreement	—	(103)	(596)
Balance, end of year (August 31)	38,192	39,023	40,038

(1)

For fiscal 2018, 2017 and 2016, the Company repurchased 8,070, 49,771 and 27,625 shares, or $1.5 million, $7.8 million and $4.5 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the year ended August 31, 2018
Basic EPS
Income available to common stockholders	$267,085	38,733	$6.90
Diluted EPS
Dilutive effect of stock options and restricted stock		644
Income available to common stockholders plus assumed conversions	$267,085	39,377	$6.78
For the year ended August 31, 2017
Basic EPS
Income available to common stockholders	$258,259	39,444	$6.55
Diluted EPS
Dilutive effect of stock options and restricted stock		198
Income available to common stockholders plus assumed conversions	$258,259	39,642	$6.51
For the year ended August 31, 2016
Basic EPS
Income available to common stockholders	$338,815	40,880	$8.29
Diluted EPS
Dilutive effect of stock options and restricted stock		485
Income available to common stockholders plus assumed conversions	$338,815	41,365	$8.19

Dilutive potential common shares consist of stock options and unvested restricted stock awards. There were no stock options excluded from the Fiscal 2018 calculation of diluted EPS. There were 704,786 and 507,658 stock options excluded from fiscal 2017 and 2016 calculations of diluted EPS, respectively, because their inclusion would have been anti-dilutive.

As of August 31, 2018, 2017 and 2016, the number of performance-based stock options excluded from the calculation of diluted EPS was 249,443, 415,061 and 782,843, respectively. Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria is considered probable of being achieved.

14. STOCKHOLDERS’ EQUITY

Preferred Stock

At August 31, 2018 and 2017, there were 10,000,000 shares of preferred stock ($.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At August 31, 2018 and 2017, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 39,264,849 and 51,845,132 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

On January 31, 2018, FactSet retired 13,292,689 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $1.7 billion at January 31, 2018. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock ($0.1 million), reduce additional paid-in capital (“APIC”) by the average amount recorded in APIC when stock was originally issued ($186.7 million) and any remaining excess of cost as a deduction from retained earnings ($1.5 billion). As of August 31, 2018, there were 1,072,263 shares of treasury stock (at cost) outstanding, a decrease compared to 12,822,100 as of August 31, 2017 due to the aforementioned treasury stock retirement on January 31, 2018.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. During fiscal 2018, the Company repurchased 1,534,398 shares for $302.4 million compared to 1,554,822 shares for $252.8 million in fiscal 2017.

On March 26, 2018, the Board of Directors of FactSet approved a $300.0 million expansion to the existing share repurchase program. Subsequent to this expansion $241.7 million remain authorized for future share repurchases as of August 31, 2018. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During fiscal 2018, 26,599 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2018 (less 8,070 shares repurchased from employees at a cost of $1.5 million to cover their cost of taxes upon vesting of the restricted stock). During fiscal 2017, 132,194 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of August 31, 2017 (less 49,771 shares repurchased from employees at a cost of $7.8 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following dividends on our common stock during the periods presented:

Year Ended	Dividends per Share of Common Stock	Record Date	Total amount (in thousands)	Payment Date
Fiscal 2018
First Quarter	$0.56	November 30, 2017	$21,902	December 19, 2017
Second Quarter	$0.56	February 28, 2018	$21,799	March 20, 2018
Third Quarter	$0.64	May 31, 2018	$24,566	June 19, 2018
Fourth Quarter	$0.64	August 31, 2018	$24,443	September 18, 2018

Fiscal 2017
First Quarter	$0.50	November 30, 2016	$19,852	December 20, 2016
Second Quarter	$0.50	February 28, 2017	$19,709	March 21, 2017
Third Quarter	$0.56	May 31, 2017	$21,951	June 20, 2017
Fourth Quarter	$0.56	August 31, 2017	$21,853	September 19, 2017

All the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

15. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Options Awards

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

As of August 31, 2018, a total of 3,143,417 stock options were outstanding at a weighted average exercise price of $153.05. Unamortized stock-based compensation of $59.7 million is expected to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.1 years.

Stock Option Activity

In fiscal years 2018, 2017 and 2016, FactSet granted 610,628, 1,026,984 and 1,195,649 stock options, respectively. These stock options have a weighted average exercise price of $190.65, $157.09 and $168.14 to existing employees of the Company, respectively. A summary of stock option activity is as follows:

(in thousands, except per share data)	Number Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2015	3,117	$100.71
Granted – non performance-based	622	$171.18
Granted – performance-based	551	$165.59
Granted – non-employee Directors grant	23	$146.82
Exercised	(681)	$71.52
Forfeited	(268)	$113.70
Balance at August 31, 2016	3,364	$129.54
Granted – non performance-based	713	$152.89
Granted – performance-based	291	$166.29
Granted – non-employee Directors grant	24	$170.24
Exercised	(487)	$86.17
Forfeited	(539)	$160.31
Balance at August 31, 2017	3,366	$139.29
Granted – non performance-based	575	$190.14
Granted – performance-based	17	$200.20
Granted – non-employee Directors grant	19	$197.75
Exercised	(622)	$113.73
Forfeited	(212)	$158.14
Balance at August 31, 2018	3,143	$153.05

Stock Options Outstanding and Exercisable

The following table summarizes ranges of outstanding and exercisable options as of August 31, 2018 (in thousands, except per share data and the weighted average remaining years of contractual life):

			Outstanding				Exercisable
Range of Exercise Prices Per Share			Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
$87.26	-	$92.22	333	3.9	$91.75	$45,794	333	$91.75	$45,794
$94.84	-	$110.31	180	4.1	$99.24	$23,459	137	$98.18	$17,914
$131.31	-	$148.52	403	6.1	$134.93	$38,071	173	$131.54	$16,889
$150.81	-	$152.28	637	8.1	$152.25	$49,139	124	$152.23	$9,551
$159.14	-	$170.24	627	7.8	$165.23	$40,227	110	$163.55	$7,262
$171.22	-	$175.20	383	7.2	$175.06	$20,816	145	$175.06	$7,887
$189.98	-	$200.20	580	9.2	$190.68	$22,462	—	$—	$—

Total Fiscal 2018			3,143			$239,9684	1,022		$105,297

The following table summarizes outstanding and exercisable options as of August 31, 2017 and 2016 (in thousands, except the weighted average exercise price per share):

		August 31, 2017		August 31, 2016
	Number of Shares	Weighted Average Exercise Price Per Share	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at fiscal year end	3,366	$139.29	3,364	$129.54
Exercisable at fiscal year end	918	$105.14	970	$89.42

The aggregate intrinsic value of in-the-money stock options exercisable at August 31, 2018 and 2017 was $105.3 million and $49.7 million, respectively. Aggregate intrinsic value represents the difference between the Company’s closing stock price of $229.39 at August 31, 2018 and the exercise price multiplied by the number of options exercisable as of that date. The weighted average remaining contractual life of stock options exercisable at August 31, 2018 and 2017 was 5.6 years and 5.1 years, respectively. The total pre-tax intrinsic value of stock options exercised during fiscal 2018, 2017 and 2016 was $50.1 million, $38.0 million and $60.8 million, respectively.

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

February 2015 Performance-based Option Grant Review

In connection with the acquisition of Code Red, FactSet granted 68,761 performance-based stock options during the second quarter of fiscal 2015 that are eligible to cliff vest based on a four-year measurement period ending February 28, 2019. In the second quarter of fiscal 2018, FactSet modified the vesting criteria of the grant, which resulted in 40% of the options deemed eligible to vest, with the remaining options forfeited. No cumulative catch-up adjustment was required because FactSet had expected the 40% level to be achieved. The option holders must remain employed by FactSet through February 28, 2019 for the options to vest. As of August 31, 2018, total unamortized stock-based compensation of $0.4 million will be recognized as expense over the remaining vesting period of 0.4 years.

January 2017 Performance-based Option Grant Review

In connection with the acquisition of Vermilion, FactSet granted 61,744 performance-based stock options in January 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain Vermilion revenue and operating income targets are achieved by November 30, 2018. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2018, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by Vermilion in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands, except vesting percentage data) Vesting Percentage	Cumulative Catch-up Adjustment(1)	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
100%	$613	$1,272

(1)	Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2018.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of August 31, 2018, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

(in thousands, except vesting percentage data) Vesting Percentage	Cumulative Catch-up Adjustment(1)	Remaining Expense to be Recognized
0%(current expectation)	$—	$—
80%	$1,658	$5,449
90%	$1,866	$6,130
100%	$2,073	$6,811

(1)	Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of August 31, 2018.

Restricted Stock and Stock Unit Awards

The Company’s Option Plan plans permit the issuance of restricted stock and restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock and Stock Unit Awards Activity

In fiscal years 2018, 2017 and 2016, FactSet granted 3,497, 62,400 and 97,319 restricted stock awards to employees of the Company, respectively. These awards have a weighted average grant date fair value of $189.28, $158.26 and $159.64 for fiscal years 2018, 2017 and 2016, respectively.

As of August 31, 2018, a total of 143,003 shares of restricted stock and restricted stock units were unvested and outstanding, which results in unamortized stock-based compensation of $12.0 million to be recognized as stock-based compensation expense over the remaining vesting period of 3.0 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding	Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2015	313	$103.34
Granted (restricted stock and stock units)	97	$159.64
Vested(1)	(69)	$85.04
Canceled/forfeited	(79)	$112.51
Balance at August 31, 2016	262	$126.27
Granted (restricted stock and stock units)	62	$158.26
Vested(2)	(132)	$123.28
Canceled/forfeited	(10)	$130.32
Balance at August 31, 2017	182	$138.62
Granted (restricted stock and stock units)	4	$189.28
Vested(3)	(27)	$155.95
Canceled/forfeited	(16)	$116.29
Balance at August 31, 2018	143	$139.34

(1)

The 69,244 restricted stock awards that vested during fiscal 2016 were comprised of: 37,079 of awards relating to restricted stock granted on November 8, 2010 (remaining 40%) and 14,683 restricted stock awards that were granted on April 8, 2013, which cliff vest 20% annually upon the anniversary date of the grant. Additionally, 17,482 awards vested related to other grants.

(2)

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

(3)

The 26,599 restricted stock awards that vested during fiscal 2018 were comprised of: 9,765 of awards relating to restricted stock granted on October 16, 2015 and 8,600 of awards relating to restricted stock granted on June 30, 2017 which vest at a rate of 20% annually upon the anniversary date of the grant, respectively. Additionally, 8,234 awards vested related to other grants.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2015	2,441	88
Granted – non performance-based options	(622)	—
Granted – performance-based options	(551)	—
Granted – non-employee Directors grant	—	(22)
Restricted stock awards granted(1)	(243)	—
Share-based awards canceled/forfeited(2)	466	—
Balance at August 31, 2016	1,491	66
Granted – non performance-based options	(713)	—
Granted – performance-based options	(291)	—
Granted – non-employee Directors grant	—	(24)
Restricted stock awards granted(1)	(156)	—
Share-based awards canceled/forfeited(2)	566	—
Balance at August 31, 2017	897	42
Increase in the number of shares available for issuance	5,750	250
Granted – non performance-based options	(575)	—
Granted – performance-based options	(17)	—
Granted – non-employee Directors grant	—	(19)
Restricted stock awards granted(1)	(9)	—
Share-based awards canceled/forfeited(2)	252	9
Balance at August 31, 2018	6,298	282

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

On December 19, 2017, the Company’s stockholders approved and amended and restated 2008 Employee Stock Purchase Plan, as Amended and Restated, which was renamed the Employee Stock Purchase Plan, as Amended and Restated (the “ESPP”). Shares of FactSet common stock may be purchased by eligible employees under ESPP in three-month intervals at a purchase price equal to at least 85% of the lesser of the fair market value of the Company’s common stock on either the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and a $25,000 contribution limit during an offering period.

During fiscal 2018, employees purchased 64,230 shares at a weighted average price of $160.34 as compared to 75,372 shares at a weighted average price of $136.34 for fiscal 2017. At August 31, 2018, the ESPP had 268,942 shares reserved for future issuance.

401(k) Plan

The Company established its 401(k) Plan in fiscal 1993. The 401(k) Plan is a defined contribution plan covering all full-time, U.S. employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code of 1986 (“IRC”). Each year, participants may contribute up to 60% of their eligible annual compensation, subject to annual limitations established by the IRC. The Company matches up to 4% of employees’ earnings, capped at the Internal Revenue Service annual maximum. Company matching contributions are subject to a five-year graduated vesting schedule. All full-time, U.S. employees are eligible for the matching contribution by the Company. The Company contributed $11.6 million, $10.1 million, and $9.7 million in matching contributions to employee 401(k) accounts during fiscal 2018, 2017 and 2016, respectively.

16. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $31.5 million, $34.2 million and $29.8 million in fiscal 2018, 2017 and 2016, respectively. As of August 31, 2018, $71.7 million of total unrecognized compensation expense related to non-vested awards is expected to be recognized over a weighted average period of 3.0 years. There was no stock-based compensation capitalized as of August 31, 2018 and 2017, respectively.

Employee Stock Option Fair Value Determinations

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new employee stock option grants. The Company’s determination of fair value of stock option awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

Q1 2018	553,942 non performance-based employee stock options were granted at a weighted average exercise price of $189.98 and a weighted average estimated fair value of $48.27 per share.
Q2 2018	15,363 non performance-based employee stock options were granted at a weighted average exercise price of $192.11 and a weighted average estimated fair value of $48.82 per share.
Q3 2018	There were no employee stock options granted during the three-month ended May 31, 2018.
Q4 2018

5,848 non performance-based employee stock options and 16,512 performance-based employee stock options were both granted at a weighted average exercise price of $200.20 with a weighted average estimated fair value of $50.87 per share.

Q1 2017

671,263 non performance-based employee stock options and 22,460 performance-based employee stock options were both granted at a weighted average exercise price of $152.51 with a weighted average estimated fair value of $39.60 per share.

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

Q1 2016

513,785 non performance-based employee stock options and 530,418 performance-based employee stock options were both granted at a weighted average exercise price of $170.21 with a weighted average estimated fair value of $46.62 per share.

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

The weighted average estimated fair value of employee stock options granted during fiscal 2018, 2017 and 2016 was determined using the binomial model with the following weighted average assumptions:

	2018			2017			2016
Term structure of risk-free interest rate	1.28%	–	2.41%	0.07%	–	2.09%	0.07%	–	2.1%
Expected life (years)	7.4	–	7.4	7.4	–	8.1	7.3	–	8.1
Term structure of volatility	19%	–	29%	21%	–	30%	21%	–	30%
Dividend yield		1.32%			1.18%			1.09%
Weighted average estimated fair value		$48.39			$40.68			$46.08
Weighted average exercise price		$190.42			$156.77			$168.55
Fair value as a percentage of exercise price		25.4%			25.9%			27.3%

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

Non-Employee Director Stock Option Fair Value Determinations

On December 19, 2017, the Company’s stockholders approved the Director Plan. The Director Plan provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As part of the stockholder approval, the expiration date of the Director Plan was extended to December 19, 2027 and the number of shares reserved for issuance under the Director Plan was increased by 250,000. As of August 31, 2018, shares available for future grant were 282,398.

The Company utilizes the Black-Scholes model to estimate the fair value of new non-employee Director stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding a number of variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

Fiscal 2018

On January 12, 2018, FactSet granted 18,963 stock options to the Company’s non-employee Directors. All the options granted on January 12, 2018, have a weighted average estimated fair value of $38.76 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	2.34%
Expected life (years)	5.4
Expected volatility	19.7%
Dividend yield	1.16%

Fiscal 2017

On January 13, 2017, FactSet granted 23,846 stock options to the Company’s non-employee Directors, including one-time new director grants of 2,104 for both Malcolm Frank and Sheila B. Jordan, who were elected to FactSet’s Board of Directors on December 20, 2016. All the options granted on January 13, 2017, have a weighted average estimated fair value of $35.65 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.95%
Expected life (years)	5.4
Expected volatility	22.7%
Dividend yield	1.24%

Fiscal 2016

On January 15, 2016, FactSet granted 22,559 stock options to the Company’s non-employee Directors, including a one-time new director grant of 2,417 for Laurie Siegel, who was elected to FactSet’s Board of Directors on December 15, 2015. All the options granted on January 15, 2016, have a weighted average estimated fair value of $31.03 per share, using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate	1.62%
Expected life (years)	5.4
Expected volatility	23.0%
Dividend yield	1.05%

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During fiscal 2018, there were 3,497 restricted stock awards granted with a weighted average grant date fair value of $189.28 compared to 62,400 restricted stock awards granted with a weighted average grant date fair value of $158.26 in fiscal 2017.

Q1 2018	961 shares of restricted stock were granted at a weighted average estimated fair value of $182.17 per share.
Q2 2018	No restricted stock granted.
Q3 2018	No restricted stock granted.
Q4 2018	2,536 shares of restricted stock were granted at a weighted average estimated fair value of $191.97 per share.
Q1 2017	5,084 shares of restricted stock were granted at a weighted average estimated fair value of $151.63 per share.
Q2 2017	7,843 shares of restricted stock were granted at a weighted average estimated fair value of $161.31 per share.
Q3 2017	No restricted stock granted.
Q4 2017	49,473 shares of restricted stock were granted at a weighted average estimated fair value of $158.46 per share.
Q1 2016	93,120 shares of restricted stock were granted at a weighted average estimated fair value of $159.46 per share.
Q2 2016	No restricted stock granted.
Q3 2016	255 shares of restricted stock were granted at a weighted average estimated fair value of $146.20 per share.
Q4 2016	3,944 shares of restricted stock were granted at a weighted average estimated fair value of $164.77 per share.

Employee Stock Purchase Plan Fair Value Determinations

During fiscal 2018, employees purchased 64,230 shares at a weighted average price of $160.34 compared to 75,372 shares at a weighted average price of $136.34 in fiscal 2017 and 73,072 shares at a weighted average price of $131.14 in fiscal 2016. Stock-based compensation expense recorded during fiscal 2018, 2017 and 2016 relating to the employee stock purchase plan was $1.6 million, $2.1 million and $1.9 million, respectively.

The Company uses the Black-Scholes model to calculate the estimated fair value for the employee stock purchase plan. The weighted average estimated fair value of employee stock purchase plan grants during fiscal years 2018, 2017 and 2016, was $31.83, $28.16 and $26.87 per share, respectively, with the following weighted average assumptions:

	2018	2017	2016
Risk-free interest rate	1.55%	0.69%	0.22%
Expected life (months)	3	3	3
Expected volatility	10.19%	8.6%	10.7%
Dividend yield	1.27%	1.25%	1.18%

Accuracy of Fair Value Estimates

The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeiture rates and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.

17. INCOME TAXES

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Provision for Income Taxes

The provision for income taxes is as follows:

	Years ended August 31,
(in thousands)	2018	2017	2016
U.S. operations	$199,654	$218,650	$353,434
Non-U.S. operations	152,184	125,662	107,559
Income before income taxes	$351,838	$344,312	$460,993

U.S. operations	$65,778	$65,403	$106,671
Non-U.S. operations	18,975	20,650	15,507
Total provision for income taxes	$84,753	$86,053	$122,178
Effective tax rate	24.1%	25.0%	26.5%

The components of the provision for income taxes consist of the following:

	Years ended August 31,
(in thousands)	2018	2017	2016
Current
U.S. federal	$58,835	$58,057	$97,703
U.S. state and local	5,159	5,659	4,917
Non-U.S.	22,669	17,458	15,030
Total current taxes	$86,663	$81,174	$117,650

Deferred
U.S. federal	$2,079	$4,320	$3,915
U.S. state and local	(295)	(77)	136
Non-U.S.	(3,694)	636	477
Total deferred taxes	$(1,910)	$4,879	$4,528
Total provision for income taxes	$84,753	$86,053	$122,178

The provision for income taxes differs from the amount of income tax determined by applying the U.S. statutory federal income tax rate to income before income taxes as a result of the following factors:

	Years ended August 31,
(expressed as a percentage of income before income taxes)	2018	2017		2016
Tax at U.S. Federal statutory tax rate	25.7%	35.0%		35.0%
Increase (decrease) in taxes resulting from:
State and local taxes, net of U.S. federal income tax benefit	2.9	1.8		1.5
Foreign income at other than U.S. rates	(3.2)	(7.0)	(3)	(5.0)	(4)
Domestic production activities deduction	(1.6)	(2.1)		(1.5)
Income tax benefits from R&D tax credits	(3.7)	(3.3)		(3.6)
Income tax benefits from foreign tax credits	—	(0.3)		(0.2)
Share-Based Payments(1)	(2.7)	—		—
One-time transition tax from TCJA(2)	6.6	—		—
Other, net	0.1	0.9		0.3
Effective tax rate	24.1%	25.0%		26.5%	(5)

(1)

During the first quarter of fiscal 2018, FactSet adopted an accounting standard that requires all excess tax benefits or deficiencies related to share-based payments to be reported within the consolidated statement of income that were previously reported within equity. The adoption of this standard resulted in the recognition of $9.5 million of excess tax benefits to FactSet’s provision for income taxes during fiscal 2018.

(2)	The enactment of the TCJA resulted in a one-time transition tax expense of $23.2 million during the second quarter of fiscal 2018.

(3)

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

(4)	Includes a portion of the gain from the sale of the Market Metrics business that was not taxable in the UK

(5)

The fiscal 2016 effective tax rate of 26.5% includes income tax benefits of $10.5 million primarily from the permanent reenactment of the U.S. Federal R&D Tax Credit (“R&D tax credit”) in December 2015, finalizing the fiscal 2015 tax returns and other discrete items. The reenactment of the R&D tax credit was retroactive to January 1, 2015, and eliminates the yearly uncertainty surrounding the extension of the credit.

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

FactSet had approximately $250.0 million in undistributed foreign E&P generated prior to December 31, 2017, which resulted in a one-time transition tax expense of $23.2 million recorded during the second quarter of fiscal 2018, payable over an eight-year period. This amount may change as the Company finalizes the calculation of foreign E&P previously deferred from U.S. federal taxation, as well as the analysis of available foreign tax credits. Due to the changes in taxation of undistributed foreign earnings under the TCJA, FactSet will continue to analyze foreign subsidiary earnings, as well as global working capital requirements, and may repatriate earnings when the amounts are remitted substantially free of additional tax.

Due to FactSet’s August 31st fiscal year-end, the lower tax rate was phased in, resulting in a blended U.S. statutory federal rate of 25.7% for the full fiscal 2018 year and a 21% rate for subsequent years. The reduction in the statutory federal rate also required the remeasurement of the Company’s net U.S. deferred tax position, which resulted in a non-recurring tax charge of $2.3 million. The provisional expense related to the one-time transition tax on the undistributed foreign earnings and the non-recurring tax charge from the remeasurement of deferred taxes were partially offset by the lower blended U.S. statutory rate and the recognition of excess tax benefits from the adoption of the employee share-based payment accounting standard.

Deferred Tax Assets and Liabilities

The significant components of deferred tax assets that recorded within the Consolidated Balance Sheet were as follows:

	At August 31,
(in thousands)	2018	2017
Deferred tax assets:
Receivable reserve	$599	$811
Depreciation on property, equipment and leasehold improvements	1,032	2,220
Deferred rent	7,711	11,615
Stock-based compensation	14,827	20,117
Purchased intangible assets, including acquired technology	(24,059)	(32,742)
Other	9,606	8,059
Total deferred tax assets	$9,716	$10,080

The significant components of deferred tax liabilities recorded within the Consolidated Balance Sheet were as follows:

	At August 31,
(in thousands)	2018	2017
Deferred tax liabilities:
Stock-based compensation	$(946)	$(815)
Purchased intangible assets, including acquired technology	22,429	26,231
Other	(293)	1,858
Total deferred tax liabilities	$21,190	$27,274

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

As of August 31, 2018, the Company had gross unrecognized tax benefits totaling $9.2 million, including $1.1 million of accrued interest, recorded as Non-current taxes payable within the Consolidated Balance Sheet. Unrecognized tax benefits represent tax positions taken on tax returns but not yet recognized in the consolidated financial statements. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits:

(in thousands)
Unrecognized income tax benefits at August 31, 2015	$6,776
Additions based on tax positions related to the current year	1,779
Additions for tax positions of prior years	1,436
Statute of limitations lapse	(1,209)
Unrecognized income tax benefits at August 31, 2016	$8,782
Additions based on tax positions related to the current year	3,896
Additions for tax positions of prior years	628
Statute of limitations lapse	(1,822)
Unrecognized income tax benefits at August 31, 2017	$11,484
Additions based on tax positions related to the current year	2,954
Additions for tax positions of prior years	531
Statute of limitations lapse	(3,146)
Reductions from settlements with Taxing Authorities	(2,600)
Unrecognized income tax benefits at August 31, 2018	$9,223

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At August 31, 2018, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2015	through	2018
State (various)	2015	through	2018

Europe
United Kingdom	2015	through	2018
France	2016	through	2018
Germany	2017	through	2018

18. DEBT

FactSet’s debt obligations consisted of the following:

	At August 31,
(in thousands)	2018	2017
2017 Revolving Credit Facility (maturity date of March 17, 2020)	$575,000	$575,000

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

All outstanding loan amounts are reported as Long-term debt within the Consolidated Balance Sheet at August 31, 2018. During fiscal years 2018, 2017 and 2016, FactSet recorded interest expense of $15.9 million, $8.4 million and $3.0 million, respectively, on its outstanding debt amounts. The principal balance is payable in full on the maturity date.

As of August 31, 2018, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement. In fiscal 2017, FactSet incurred approximately $0.4 million in legal costs to draft and review the 2017 Credit Agreement. These costs were capitalized as loan origination fees and are amortized into interest expense over the term of the loan using the effective interest method.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan.

In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants of the 2017 Credit Agreement as of August 31, 2018.

19. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

At August 31, 2018, FactSet was leasing approximately 202,000 square feet of existing office space for its headquarters at 601 Merritt 7, Norwalk, Connecticut. On February 14, 2018, the Company entered a new lease to relocate its corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. FactSet expects to take possession of the newly leased property on or around January 1, 2019, for fit-out purposes. The Company will continue to occupy its existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020.

Including new lease agreements executed during fiscal 2018, the Company’s worldwide leased office space increased to approximately 1,750,000 square feet of office space under various non-cancelable operating leases which expire on various dates through 2031. Total minimum rental payments associated with the leases are recorded as rent expense (a component of Selling, General & Administrative expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of August 31, 2018, including the fully executed lease for its new headquarters in Norwalk, Connecticut are as follows:

(in thousands) Years ended August 31,	Minimum Lease Payments
2019	$41,094
2020	37,846
2021	35,505
2022	32,819
2023	30,524
Thereafter	229,977
Total	$407,765

During fiscal 2018, 2017 and 2016, rent expense (including operating costs) for all operating leases amounted to $54.6 million, $48.4 million and $43.2 million, respectively. At August 31, 2018 and 2017, deferred rent reported within the Consolidated Balance Sheets totaled $39.4 million and $37.4 million, of which $33.6 million and $33.5 million, respectively, was reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities.

Approximately $2.0 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of August 31, 2018. These standby letters of credit contain covenants that, among other things, require FactSet to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of August 31, 2018 and 2017, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2018 and 2017, the Company had total purchase commitments with suppliers of $79.0 million and $81.0 million, respectively. There were no material changes in the Company’s purchase commitments with suppliers during fiscal 2018.

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

Legal Matters

FactSet accrues non income-tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at August 31, 2018, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

Sales Tax Matters

In the third quarter of fiscal 2018, FactSet received a letter from the Massachusetts Department of Revenue relating to prior tax periods. The letter requested additional sales information in order to determine if a notice of intent to assess should be issued to FactSet. Based upon a preliminary review of their request, the Company believes the state may assess sales tax, and underpayment penalties and interest, on previously recorded sales transactions. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of August 31, 2018. While FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment and is required to pay it, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

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

20. RISKS AND CONCENTRATIONS OF CREDIT RISK

Financial Risk Management

Foreign Currency Exchange Risk

The Company conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses. To manage the exposures related to the effects of foreign exchange rate fluctuations, the Company utilizes derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. FactSet does not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, the Company’s policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. FactSet’s primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

Interest Rate Risk

Cash and Cash Equivalents - The fair market value of FactSet’s cash and investments at August 31, 2018 was $237.9 million. The Company’s cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. The Company’s investments consist of both mutual funds and certificates of deposit as both are part of the Company’s investment strategy. These mutual funds and certificates of deposit are included as Investments (short term) on the Company’s Consolidated Balance Sheet as the certificates of deposit have original maturities greater than three months, but less than one year and the mutual funds can be liquidated at the Company’s discretion. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of the Company’s cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of FactSet’s cash and investment policy. Pursuant to established investment guidelines, the Company tries to achieve high levels of credit quality, liquidity and diversification. Its investment guidelines do not permit FactSet to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because the Company has a restrictive investment policy, its financial exposure to fluctuations in interest rates is expected to remain low. The Company does not believe that the value or liquidity of its cash and investments have been significantly impacted by current market events.

Debt - As of August 31, 2018, the fair value of FactSet’s long-term debt was $575.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of FactSet’s debt will continue to be immaterially affected by fluctuations in interest rates and the Company does not believe that the value of its debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00%. During fiscal 2018 and fiscal 2017, the Company recorded interest expense of $15.9 million and $8.4 million in interest on its outstanding debt amounts, respectively. Assuming all terms of the Company’s outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change in its annual interest expense.

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

Accounts Receivable

Accounts receivable are unsecured and are derived from revenues earned from clients located around the globe. FactSet does not require collateral from its clients but performs credit evaluations on an ongoing basis. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet's total revenues in any fiscal year presented. At August 31, 2018, the Company’s largest individual client accounted for approximately 2% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2017. As of August 31, 2018 and 2017, the receivable reserve was $3.5 million and $2.7 million, respectively.

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

Concentrations of Other Risk

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

21. UNAUDITED QUARTERLY FINANCIAL DATA

The following table presents selected unaudited financial information for each of the quarterly periods in the years ended August 31, 2018 and 2017. The results for any quarter are not necessarily indicative of future quarterly results and, accordingly, period-to-period comparisons should not be relied upon as an indication of future performance.

Fiscal 2018 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$329,141	$335,231	$339,911	$345,861
Cost of services	$161,524	$163,232	$165,073	$169,467
Selling, general and administrative	$78,519	$76,514	$81,573	$88,038
Operating income	$89,098	$95,485	$93,265	$88,356
Net income	$70,379	$53,137	$74,746	$68,823
Diluted EPS(1)	$1.77	$1.33	$1.91	$1.77
Diluted weighted average common shares	39,680	39,846	39,104	38,879

Fiscal 2017 (in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$288,063	$294,354	$312,120	$326,642
Cost of services	$127,250	$131,635	$146,426	$161,269
Selling, general and administrative	$70,494	$70,973	$78,052	$82,945
Operating income	$90,319	$91,746	$87,642	$82,428
Net income	$66,583	$66,710	$65,414	$59,552
Diluted EPS(1)	$1.66	$1.68	$1.66	$1.52
Diluted weighted average common shares	40,100	39,700	39,457	39,281

(1)	Diluted earnings per common share is calculated independently for each of the periods presented. Accordingly, the sum of the quarterly EPS amounts may not equal the total for the fiscal year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the annual period covered by this report. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting under Item 8 of this Report on Form 10-K, which is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

See Report of Independent Registered Public Accounting Firm under Item 8 of this Report on Form 10-K, which is incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

In the Current Report on Form 8-K filed on September 6, 2018, the Company reported in connection with her hiring that Helen L. Shan, its Executive Vice President and Chief Financial Officer, would be granted an annual equity award with a grant date value of $400,000 in conjunction with the Company’s fiscal 2019 equity grant and that such grant was estimated to be made in early November 2018. In fact, this grant is expected to be made in November 2019 in connection with the Company’s 2019 equity grants at the same time as all other annual option grants are made to executives in calendar year 2019.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item relating to our directors and nominees, relating to compliance with Section 16(a) of the Securities Act of 1934, and relating to our Audit Committee is included under the captions “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement dated October 30, 2018, and all such information is incorporated herein by reference.

Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Report on Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics that applies to all employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer, all other officers and the Company’s directors. A copy of this code is available on the Company’s website at https://investor.factset.com on the Leadership and Corporate Governance page. The Company intends to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website at the address and general location specified above.

The Corporate Governance Guidelines and the charters of the committees of our Board of Directors, including the Audit Committee, Compensation and Talent Committee and Nominating and Corporate Governance Committee are also available on our website at https://investor.factset.com on the Leadership and Corporate Governance page. The guidelines, charters and code of ethics are also available in print free of charge to any stockholder who submits a written request to our Investor Relations department at our corporate headquarters at 601 Merritt 7, Norwalk, Connecticut 06851.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item relating to compensation is included under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation and Talent Committee Report,” “Director Compensation Program,” including “Equity Compensation,” and “Director Compensation Table” of the definitive Proxy Statement dated October 30, 2018, and all such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Certain Beneficial Owners and Management”, in the definitive Proxy Statement dated October 30, 2018, and such information is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes as of August 31, 2018, the number of outstanding equity awards granted to employees and non-employee directors, as well as the number of equity awards remaining available for future issuance, under FactSet’s equity compensation plans:

(In thousands, except per share data)
	(a)				(c)
	Number of securities		(b)		Number of securities remaining
	to be issued upon exercise		Weighted-average		available for future issuances under
	of outstanding options and		exercise price of		equity compensation plans (excluding
Plan category	restricted stock vesting		outstanding options		securities reflected in column (a))
Equity compensation plans approved by security holders	3,286	(1)	$153.05	(2)	6,850	(3)

Equity compensation plans not approved by security holders	—		—		—

Total	3,286	(1)	$153.05	(2)	6,850	(3)

(1)	Includes shares of FactSet common stock subject to outstanding restricted stock that will entitle each holder to the issuance of one share of common stock as they vest.

(2)

Calculated without taking into account shares of FactSet common stock subject to outstanding restricted stock that will become issuable as they vest, without any cash consideration or other payment required for such shares.

(3)

Includes 282,398 shares available for future issuance under the FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated and 268,942 shares available for purchase under the FactSet Research Systems Inc. 2008 Employee Stock Purchase Plan, as Amended and Restated .

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions” and all the information required by this item relating to director independence is included under the caption “Corporate Governance” contained in the definitive Proxy Statement dated October 30, 2018, all of which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Proposal 2: Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement dated October 30, 2018, all of which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report on Form 10-K:

1.	Financial Statements

The information required by this item is included in Item 8, Financial Statements and Supplementary Data, which is incorporated herein.

2.	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts

Years ended August 31, 2018, 2017 and 2016 (in thousands):

Receivable reserve and billing adjustments	Balance at Beginning of Year	Charged to Expense/ Against Revenue(1)	Write-offs, Net of Recoveries	Balance at End of Year
2018	$2,738	$4,737	$3,985	$3,490
2017	$1,521	$3,381	$2,164	$2,738
2016	$1,580	$1,917	$1,976	$1,521

(1) Additions to the receivable reserve for doubtful accounts are charged to bad debt expense. Additions to the receivable reserve for billing adjustments are charged against revenues.

Additional financial statement schedules are omitted since they are either not required, not applicable, or the information is otherwise included.

3.	Exhibits

The information required by this Item is set forth below.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation	S-1/A	333-04238	3.1	6/26/1996
3.2	Certificate of Amendment of Certificate of Incorporation	10-K	333-22319	3.12	11/20/2001
3.3	Second Amendment to the Restated Certificate of Incorporation	8-K	001-11869	3.1	12/16/2011
3.4	Amended and Restated By-laws of FactSet Research Systems Inc. as amended September 1, 2018	8-K	001-11869	3.1	9/06/2018
4.0	Form of Common Stock	S-1/A	333-04238	4.1	6/26/1996
10.1	FactSet Research Systems Inc. 2004 Employee Stock Option and Award Plan(1)	DEF-14A	001-11869	Exhibit A	11/10/2004
10.2	FactSet Research Systems Inc. 2004 Stock Option and Award Plan, as Amended and Restated(1)	DEFR-14A	001-11869	Appendix A	12/06/2010
10.3	FactSet Research Systems Inc. Stock Option and Award Plan as Amended and Restated(1)	8-K	001-11869	10.1	12/21/2017
10.4	FactSet Research Systems Inc. 2008 Non-Employee Directors’ Stock Option Plan(1)	DEF-14A	001-11869	Appendix A	10/30/2008
10.5	FactSet Research Systems Inc. Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated(1)	8-K	001-11869	10.2	12/21/2017
10.6	Separation Agreement and General Release of Claims with Mark Hale as of November 13, 2017(1)	10-Q	001-11869	10.1	1/09/2018
10.7	Separation Agreement and General Release of Claims with Maurizio Nicolelli as of May 8, 2018(1)	10-Q	001-11869	10.1	7/10/2018
10.8	Separation Agreement and General Release of Claims with Edward Baker-Greene as of July 5, 2018(1)	10-Q	001-11869	10.2	7/10/2018
10.9	Lease, dated February 14, 2018, between FactSet Research Systems Inc. and 45 Glover Partners, LLC(2)	10-Q	001-11869	10.1	4/09/2018

10.10	Credit Agreement with PNC Bank as of March 17, 2017	8-K	001-11869	10.1	3/20/2017
21	Subsidiaries of FactSet Research Systems Inc.					X
23	Consent of Ernst & Young LLP					X
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

(1)	Indicates a management contract or compensatory plan or arrangement

(2)	Confidential treatment has been granted for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: October 30, 2018	/s/ F. PHILIP SNOW
F. Philip Snow
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ F. PHILIP SNOW	Chief Executive Officer and Director	October 30, 2018
F. Philip Snow	(Principal Executive Officer)

/s/ HELEN L. SHAN	Executive Vice President and Chief Financial Officer	October 30, 2018
Helen L. Shan	(Principal Financial Officer)

/s/ MATTHEW J. MCNULTY	Senior Vice President, Controller	October 30, 2018
Matthew J. McNulty	(Principal Accounting Officer)

/s/ PHILIP A. HADLEY	Chairman	October 30, 2018
Philip A. Hadley

/s/ ROBIN A. ABRAMS	Director	October 30, 2018
Robin A. Abrams

/s/ SCOTT A. BILLEADEAU	Director	October 30, 2018
Scott A. Billeadeau

/s/ MALCOLM FRANK	Director	October 30, 2018
Malcolm Frank

/s/ SHEILA B. JORDAN	Director	October 30, 2018
Sheila B. Jordan

/s/ JAMES J. MCGONIGLE	Director	October 30, 2018
James J. McGonigle

/s/ LAURIE SIEGEL	Director	October 30, 2018
Laurie Siegel

/s/ JOSEPH R. ZIMMEL	Director	October 30, 2018
Joseph R. Zimmel