Form 10-Q
period 2018-11-30
FACTSET RESEARCH SYSTEMS INC
filed 2019-01-09
CIK 1013237

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

Commission File Number: 1-11869

FACTSET RESEARCH SYSTEMS INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3362547
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

601 Merritt 7, Norwalk, Connecticut	06851
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (203) 810-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non accelerated filer ☐ Smaller reporting company ☐ Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of December 31, 2018 was 38,035,470.

FactSet Research Systems Inc.

Form 10-Q

For the Quarter Ended November 30, 2018

For additional information about FactSet Research Systems Inc. and access to its Annual Reports to Stockholders and Securities and Exchange Commission filings, free of charge, please visit FactSet’s website (https://investor.factset.com). Any information on or linked from the website is not incorporated by reference into this Quarterly Report on Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF INCOME – Unaudited

	Three Months Ended November 30,
(In thousands, except per share data)	2018	2017
Revenue	$351,640	$329,141
Operating expenses
Cost of services	166,776	161,524
Selling, general and administrative	84,325	78,519
Total operating expenses	251,101	240,043

Operating income	100,539	89,098
Other (expense) income
Interest (expense), net of interest income	(4,596)	(2,919)
Income before income taxes	95,943	86,179

Provision for income taxes	11,647	15,800
Net income	$84,296	$70,379

Basic earnings per common share	$2.21	$1.80
Diluted earnings per common share	$2.17	$1.77

Basic weighted average common shares	38,106	39,085
Diluted weighted average common shares	38,809	39,680

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – Unaudited

	Three Months Ended November 30,
(In thousands)	2018	2017
Net income	$84,296	$70,379

Other comprehensive income (loss), net of tax
Net unrealized gain (loss) on cash flow hedges*	1,038	(476)
Foreign currency translation adjustments	(9,504)	8,466
Other comprehensive (loss) income	(8,466)	7,990
Comprehensive income	$75,830	$78,369

*For the three months ended November 30, 2018, the unrealized gain on cash flow hedges disclosed above was net of tax expense of $588. For the three months ended November 30, 2017, the unrealized loss on cash flow hedges was net of tax benefits of $288.

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED BALANCE SHEETS

	November 30, 2018	August 31, 2018
(In thousands, except share data)	(Unaudited)
ASSETS
Cash and cash equivalents	$170,378	$208,623
Investments	27,470	29,259
Accounts receivable, net of reserves of $4,518 at November 30, 2018 and $3,490 at August 31, 2018	159,890	156,639
Prepaid taxes	—	6,274
Prepaid expenses and other current assets	33,445	30,121
Total current assets	391,183	430,916

Property, equipment and leasehold improvements, net	101,566	100,545
Goodwill	694,897	701,833
Intangible assets, net	141,037	148,935
Deferred taxes	9,443	9,716
Other assets	27,801	27,502
TOTAL ASSETS	$1,365,927	$1,419,447

LIABILITIES
Accounts payable and accrued expenses	$61,271	$72,059
Accrued compensation	22,268	66,479
Deferred fees	40,808	49,700
Taxes payable	8,403	8,453
Dividends payable	24,372	24,443
Total current liabilities	157,122	221,134

Long-term debt	574,812	574,775
Deferred taxes	20,709	21,190
Deferred fees	9,480	7,833
Taxes payable	26,525	29,626
Deferred rent and other non-current liabilities	36,070	38,989
TOTAL LIABILITIES	$824,718	$893,547
Commitments and contingencies (see Note 17)

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value, 10,000,000 shares authorized, none issued	$—	$—
Common stock, $.01 par value, 150,000,000 shares authorized, 39,447,491 and 39,264,849 shares issued; 38,080,878 and 38,192,586 shares outstanding at November 30, 2018 and August 31, 2018, respectively	394	393
Additional paid-in capital	694,078	667,531
Treasury stock, at cost: 1,366,613 and 1,072,263 shares at November 30, 2018 and August 31, 2018, respectively	(278,146)	(213,428)
Retained earnings	184,071	122,843
Accumulated other comprehensive loss	(59,188)	(51,439)
TOTAL STOCKHOLDERS’ EQUITY	$541,209	$525,900

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,365,927	$1,419,447

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS – Unaudited

	Three Months Ended November 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,296	$70,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,241	14,286
Stock-based compensation expense	8,435	7,481
Deferred income taxes	(689)	875
Loss on sale of assets	181	17
Changes in assets and liabilities, net of effects of acquisitions
Accounts receivable, net of reserves	(3,583)	3,511
Accounts payable and accrued expenses	(10,522)	8,604
Accrued compensation	(44,051)	(40,384)
Deferred fees	(7,250)	(3,531)
Taxes payable, net of prepaid taxes	7,489	7,401
Prepaid expenses and other assets	(957)	(6,716)
Deferred rent and other non-current liabilities	(1,126)	(845)
Other working capital accounts, net	(144)	65
Net cash provided by operating activities	46,320	61,143

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments	(4,356)	(6,942)
Proceeds from maturity of investments	6,573	7,409
Purchases of property, equipment and leasehold improvements, net of proceeds from dispositions	(9,526)	(5,912)
Net cash used in investing activities	(7,309)	(5,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividend payments	(24,252)	(21,682)
Repurchases of common stock	(64,718)	(31,706)
Other financing activities	—	442
Proceeds from employee stock plans	13,965	22,132
Net cash used by financing activities	(75,005)	(30,814)

Effect of exchange rate changes on cash and cash equivalents	(2,251)	2,318
Net (decrease) increase in cash and cash equivalents	(38,245)	27,202
Cash and cash equivalents at beginning of period	208,623	194,731
Cash and cash equivalents at end of period	$170,378	$221,933

The accompanying notes are an integral part of these consolidated financial statements.

FactSet Research Systems Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY- Unaudited

For the three months ended November 30, 2018 and November 30, 2017

(in thousands,	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
except per share data)	Shares	Par Value	Capital	Shares	Par Value	Earnings	Loss	Equity
Balance as of August 31, 2018	39,264,849	$393	$667,531	1,072,263	$(213,428)	$122,843	$(51,439)	$525,900
Net income						84,296		84,296
Other comprehensive (loss) income							(8,466)	(8,466)
Common stock issued for employee stock plans	130,031	1	18,112					18,113
Vesting of restricted stock	52,611			19,350	(4,277)			(4,277)
Repurchases of common stock				275,000	(60,441)			(60,441)
Stock-based compensation expense			8,435					8,435
Dividends declared						(24,372)		(24,372)
Cumulative effect of adoption of accounting standards*						1,304	717	2,021
Balance as of November 30, 2018	39,447,491	$394	$694,078	1,366,613	$(278,146)	$184,071	$(59,188)	$541,209

* Includes the cumulative effect of adoption of accounting standards primarily due to both the adoption of the new revenue recognition standard (ASC 606) resulting in a cumulative increase to retained earnings related to certain fulfillment costs and the accounting standard update related to the U.S. Tax Cuts and Jobs Act (“TCJA”) providing for the reclassification from accumulated other comprehensive loss to retained earnings for stranded tax effects. See Notes 3 and 4 for additional information.

(in thousands,	Common Stock		Additional Paid-in	Treasury Stock		Retained	Accumulated Other Comprehensive	Total Stockholders’
except per share data)	Shares	Par Value	Capital	Shares	Par Value	Earnings	Loss	Equity
Balance as of August 31, 2017	51,845,132	$518	$741,748	12,822,100	$(1,606,678)	$1,458,823	$(34,720)	$559,691
Net income						70,379		70,379
Other comprehensive (loss) income							7,990	7,990
Common stock issued for employee stock plans	245,016	3	26,280					26,283
Vesting of restricted stock	11,278			4,220	(752)			(752)
Repurchases of common stock				165,026	(30,954)			(30,954)
Stock-based compensation expense			7,481					7,481
Dividends declared						(21,901)		(21,901)
Balance as of November 30, 2017	52,101,426	$521	$775,509	12,991,346	$(1,638,384)	$1,507,301	$(26,730)	$618,217

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FactSet Research Systems Inc.

November 30, 2018

(Unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

FactSet Research Systems Inc. (the “Company” or “FactSet”) is a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, FactSet offers proprietary and third-party content through desktop, web, mobile, and off-platform solutions. The Company’s broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, FactSet has continued to expand its solutions across the investment lifecycle from idea generation to performance and client reporting. The Company delivers insight and information to investment professionals through key workflows including Research, Analytics, Wealth, and Content and Technology Solutions (“CTS”). The Company’s revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

2. BASIS OF PRESENTATION

FactSet conducts business globally and is managed on a geographic basis. The accompanying unaudited consolidated financial statements and notes of FactSet and its wholly owned subsidiaries included in this Quarterly Report on Form 10-Q are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). All intercompany activity and balances have been eliminated from the consolidated financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements include all normal recurring adjustments, transactions or events discretely impacting the interim periods considered necessary to present fairly the Company’s financial position, results of operations, equity and cash flows. The information in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on October 30, 2018.

The Company has evaluated subsequent events through the date that the financial statements were issued.

3. RECENT ACCOUNTING PRONOUNCEMENTS

As of November 30, 2018, The Company implemented all applicable new accounting standards and updates issued by the Financial Accounting Standards Board (“FASB”) that were in effect. There were no new standards or updates adopted during the first three months of fiscal 2019 that had a material impact on the consolidated financial statements.

New Accounting Standards or Updates Recently Adopted

Revenue Recognition

In May 2014 and July 2015, the FASB issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with clients and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

The standard allows two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). FactSet adopted the new standard using the modified retrospective method as of the beginning of its first quarter of fiscal 2019.

FactSet’s implementation efforts include the evaluation of contract revenue under the new guidance. Additionally, an assessment of the qualitative and quantitative impacts of pricing changes during the contractual term and fulfillment costs was made.

The Company derives most of its revenues by providing client access to its hosted proprietary data and analytics platform, which can include various combinations of products and services available over the contractual term. The Company determined that the subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. FactSet recorded an opening cumulative increase to retained earnings of $2.5 million, or $2.0 million net of tax, related to certain fulfillment costs, which include up-front costs to allow for the delivery of services and products that are expected to be recovered. Under the new standard, such up-front costs are recognized as an asset and amortized consistent with the associated revenue for providing the services. The adoption of the new standards did not materially change the Company’s accounting policy for revenue recognition and did not have a material impact on the Company’s consolidated financial statements. Refer to Note 4 Revenue Recognition for further details.

Recognition and Measurement of Financial Assets and Financial Liabilities

During the first quarter of fiscal 2019, FactSet adopted the accounting standard update issued by the FASB in January 2016, which amended the recognition, measurement, presentation, and disclosure of certain financial instruments. Under the amended guidance, investments in equity securities, excluding equity method investments, will be measured at fair value with changes in fair value to be recognized in net income. This guidance was applied on a modified retrospective approach through a cumulative effect adjustment to retained earnings as permitted by the standard and did not have a material impact on the Company’s consolidated financial statements.

Cash Flow Simplification

During the first quarter of fiscal 2019, FactSet adopted the accounting standard update issued by the FASB in August 2016, which simplified how certain transactions are classified in the statement of cash flows. This included revised guidance on the cash flow classification of debt prepayments and debt extinguishment costs, contingent consideration payments made after a business combination and distributions received from equity method investments. The guidance is intended to reduce diversity in practice across all industries. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Income Taxes on Intra-Entity Transfers of Assets

During the first quarter of fiscal 2019, FactSet adopted the accounting standard update issued by the FASB in October 2016, which removed the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The guidance was issued in order to reduce diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Share-Based Payments

During the first quarter of fiscal 2019, FactSet adopted the accounting standard update issued by the FASB in May 2017, which amended the scope of modification accounting for share-based payment arrangements. The guidance focused on changes to the terms or conditions of share-based payment awards that would require the application of modification accounting and specifies that an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The adoption of this standard had no impact on the Company’s consolidated financial statements.

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

During the first quarter of fiscal 2019, FactSet adopted the accounting standard update issued by the FASB in February 2018, which allowed companies to reclassify certain stranded income tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "TCJA") from accumulated other comprehensive income to retained earnings. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Implementation Costs in a Cloud Computing Arrangement

During the first quarter of fiscal 2019, FactSet adopted the accounting standard updated issued by the FASB in August 2018, which related to a client’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract. This guidance aligns the requirements for capitalizing implementation costs in a cloud computing service contract with the guidance for capitalizing implementation costs to develop or obtain internal-use software. Capitalized implementation costs will be amortized over the term of the arrangement. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021, however the Company elected to early adopt this standard on a prospective basis during the first quarter of fiscal 2019. There was no impact to the Company’s consolidated financial statements as a result of the adoption of this standard, as FactSet is currently accounting for costs incurred in a cloud computing arrangement in accordance with the guidance provided in this standard.

Recent Accounting Standards or Updates Not Yet Effective

Leases

In February 2016, the FASB issued an accounting standard update related to accounting for leases. The guidance introduces a lessee model that requires most leases to be reported on the balance sheet. The accounting standard update aligns many of the underlying principles of the new lessor model with those in the FASB’s new revenue recognition standard. The guidance also eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. This accounting standard update will be effective for FactSet beginning in the first quarter of fiscal 2020, with early adoption in fiscal 2019 permitted. The Company is currently evaluating the impact of this accounting standard update, including the transition method, but expects the adoption to have a material impact to its balance sheet. However, it does not expect the adoption to have a material impact on the statements of income, comprehensive income or cash flows. Refer to Note 17 Commitments and Contingencies for information regarding the Company’s undiscounted future lease commitments.

Goodwill Impairment Test

In January 2017, the FASB issued an accounting standard update which removes the requirement for companies to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021, with early adoption permitted for any impairment tests performed after January 1, 2017 and is not expected to have a material impact on the consolidated financial statements.

Hedge Accounting Simplification

In August 2017, the FASB issued an accounting standard update to reduce the complexity of and simplify the application of hedge accounting. The guidance refines and expands hedge accounting for both financial and nonfinancial risk components, eliminates the need to separately measure and report hedge ineffectiveness, and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This guidance will be effective for the Company beginning in the first quarter of fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update but is not expected to have a material impact on the consolidated financial statements.

No other new accounting pronouncements issued or effective as of November 30, 2018 have had or are expected to have an impact on the Company’s consolidated financial statements.

4. REVENUE RECOGNITION

In May 2014 and July 2015, the FASB issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with customers (ASC 606) and superseded most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance applies a five-step model for revenue measurement and recognition and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

The Company adopted the standard at the beginning of the first quarter of fiscal 2019, using the modified retrospective method of adoption and applied the guidance to those contracts that were not completed as of August 31, 2018. Under the modified retrospective method of adoption, the cumulative effect of applying the new standard is recorded at the date of initial application, with no restatement of the comparative prior periods presented. The Company assessed its revenue contracts with clients under the new standards and determined that the adoption did not materially change the timing or amount of revenue recognized.

The Company derives most of its revenues by providing client access to its hosted proprietary data and analytics platform which can include various combinations of products and services available over the contractual term. The hosted platform is a subscription-based service that consists primarily of providing access to products and services including workstations, analytics, enterprise data, research management, and trade execution. The Company determined that the subscription-based service represents a single performance obligation covering a series of distinct products and services that are substantially the same and that have the same pattern of transfer to the client. The Company determined that the nature of the promise to the client is to provide daily access to one overall data and analytics platform. This platform provides integrated financial information, analytical applications and industry-leading service for the investment community. Based on the nature of the services and products offered by FactSet, the Company applies an input time-based measure of progress as the client is simultaneously receiving and consuming the benefits of the platform. The Company records revenue for its contracts using the over-time revenue recognition model as a client is invoiced or performance in satisfied, which is comparable with how revenue is recognized today. FactSet does not consider payment terms a performance obligation for customers with contractual terms that are one year or less and has elected the practical expedient.

In FactSet’s assessment of contracts with clients, the Company did identify a small portion of contracts with certain fulfillment costs, which include up-front costs to allow for the delivery of services and products that are expected to be recovered. In connection with the adoption of the new standard, these fulfillment costs will be recognized as an asset and amortized consistent with the associated revenue for providing the services, which prior to adoption was expensed. As a result, FactSet recorded an opening cumulative increase to Retained earnings of $2.5 million, or $2.0 million net of tax, with an offsetting increase related to the current asset portion in Prepaid expenses and other current assets and the non-current asset portion in Other assets based on the term of the license period. Prospectively, fulfillment costs will continue to be recognized in the same accounts used for the adoption impact, which include the Prepaid expenses and other current assets account for the current portion and Other assets for the non-current portion based on the term of the license period. The differences between the Company’s reported operating results for the three months ended November 30, 2018, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported as if the accounting was performed pursuant to the accounting standards previously in effect, were not material. There are no significant judgements that would impact the timing of revenue recognition. The majority of client contracts have a duration of one year or less, or the amount FactSet is entitled to receive corresponds directly with the value of performance obligations completed to date, and therefore, the Company does not disclose the value of the remaining unsatisfied performance obligations.

Disaggregated Revenue

The Company disaggregates revenue from contracts with clients by demographic region which include U.S., Europe and Asia Pacific. FactSet believes these geographic regions are reflective of how the Company manages the business and the demographic markets in which it serves. The geographic regions best depict the nature, amount, timing and uncertainty of revenues and cash flows related to contracts with clients. Refer to Note 8 Segment Information for further information on revenues by geographic region.

The following table presents this disaggregation of revenue by geography:

	Three months ended November 30,
(in thousands)	2018	2017
U.S.	$222,203	$208,768
Europe	97,765	91,727
Asia Pacific	31,672	28,646
Total Revenue	$351,640	$329,141

5. FAIR VALUE MEASURES

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

Fair Value Hierarchy

The accounting guidance for fair value measurements establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value based on the reliability of inputs. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect their placement within the fair value hierarchy levels. The Company has categorized its cash equivalents, investments and derivatives within the fair value hierarchy as follows:

Level 1 – applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities. These Level 1 assets and liabilities include the Company’s corporate money market funds that are classified as cash equivalents.

Level 2 – applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. The Company’s mutual funds, certificates of deposit, and derivative instruments are classified as Level 2.

Level 3 – applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. There were no Level 3 assets or liabilities held by the Company as of November 30, 2018 or August 31, 2018.

(a) Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables shows by level within the fair value hierarchy the Company’s assets and liabilities that are measured at fair value on a recurring basis at November 30, 2018 and August 31, 2018:

	Fair Value Measurements at November 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$22,001	$—	$—	$22,001
Mutual funds (2)	—	19,067	—	19,067
Certificates of deposit (3)	—	8,403	—	8,403
Derivative instruments (4)	—	108	—	108
Total assets measured at fair value	$22,001	$27,578	$—	$49,579

Liabilities
Derivative instruments (4)	$—	$2,428	$—	$2,428
Total liabilities measured at fair value	$—	$2,428	$—	$2,428

	Fair Value Measurements at August 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Corporate money market funds (1)	$75	$—	$—	$75
Mutual funds (2)	—	18,668	—	18,668
Certificates of deposit (3)	—	10,591	—	10,591
Derivative instruments (4)	—	90	—	90
Total assets measured at fair value	$75	$29,349	$—	$29,424

Liabilities
Derivative instruments (4)	$—	$4,036	$—	$4,036
Total liabilities measured at fair value	$—	$4,036	$—	$4,036

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

(3)

The Company’s certificates of deposit held for investment are not debt securities, classified as Level 2 and are valued at amortized cost, which approximates fair value. These certificates of deposit have original maturities greater than three months, but less than one year and, as such, are classified as Investments (short-term) within the consolidated balance sheets.

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

(b) Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Certain assets, including Goodwill and Intangible assets, and liabilities, are measured at fair value on a non-recurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances such as when they are deemed to be other-than-temporarily impaired. The fair values of these non-financial assets and liabilities are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparable, and discounted cash flow projections. An impairment charge is recorded when the cost exceeds its fair value, based upon the results of such valuations. During the three months ended November 30, 2018, no fair value adjustments or material fair value measurements were required for the Company’s non-financial assets or liabilities.

(c) Assets and Liabilities Measured at Fair Value for Disclosure Purposes Only

As of November 30, 2018, and August 31, 2018, the fair value of the Company’s Long-term debt was $575.0 million, which approximated its carrying amount given the application of a floating interest rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid. The fair value of the Company’s long-term debt was determined based on quoted market prices for debt with a similar maturity, and thus categorized as Level 2 in the fair value hierarchy.

6. DERIVATIVE INSTRUMENTS

Cash Flow Hedges

FactSet conducts business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. As such, it is exposed to movements in foreign currency exchange rates compared to the U.S. dollar. The Company utilizes derivative instruments (foreign currency forward contracts) to manage the exposures related to the effects of foreign exchange rate fluctuations and reduce the volatility of earnings and cash flows associated with changes in foreign currency. The Company does not enter into foreign currency forward contracts for trading or speculative purposes. In designing a specific hedging approach, FactSet considered several factors, including offsetting exposures, the significance of exposures, the forecasting of risk and the potential effectiveness of the hedge. The gains and losses on foreign currency forward contracts offset the variability in operating expenses associated with currency movements. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified into operating expenses when the hedged exposure affects earnings. There was no discontinuance of cash flow hedges during the first three months of fiscal 2019 and 2018, and as such, no corresponding gains or losses related to changes in the value of the Company’s contracts were reclassified into earnings prior to settlement.

As of November 30, 2018, FactSet maintained the following foreign currency forward contracts to hedge its exposures:

●	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of its Philippine Peso exposure through the fourth quarter of fiscal 2020.

●

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of its Indian Rupee exposure through the third quarter of fiscal 2019, 50% of its exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020, and 25% of its exposure from the third quarter of fiscal 2020 through the end of the fourth quarter of fiscal 2020.

●	Euro – foreign currency forward contracts to hedge approximately 50% of its Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of its British Pound Sterling exposure through the third quarter of fiscal 2019.

The following is a summary of all hedging positions and corresponding fair values:

	Gross Notional Value		Fair Value (Liability) Asset
Currency Hedged (in thousands, in U.S. dollars)	November 30, 2018	August 31, 2018	November 30, 2018	August 31, 2018

Philippine Peso	$45,000	$52,000	$(5)	$(1,230)
Indian Rupee	43,080	50,780	(733)	(1,490)
Euro	17,181	26,312	(862)	(503)
British Pound Sterling	12,381	18,995	(720)	(723)
Total	$117,642	$148,087	$(2,320)	$(3,946)

As of November 30, 2018, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.4 billion. The gross notional value of foreign currency forward contracts to purchase Indian Rupees with U.S. dollars was Rs. 3.0 billion. The gross notional value of foreign currency forward contracts to purchase Euros with U.S. dollars was € 14.3 million. The gross notional value of foreign currency forward contracts to purchase British Pound Sterling with U.S. dollars was £ 9.1 million.

Counterparty Credit Risk

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. The Company has incorporated counterparty credit risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities, when applicable. The Company calculates credit risk from observable data related to credit default swaps (“CDS”) as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom the Company has executed these derivative transactions. As CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies. To mitigate counterparty credit risk, the Company enters into contracts with large financial institutions and regularly reviews its credit exposure balances as well as the creditworthiness of the counterparties. The Company does not expect any losses as a result of default of its counterparties.

Fair Value of Derivative Instruments

The following table provides a summary of the fair value amounts of derivative instruments:

Designation of Derivatives (in thousands)	Balance Sheet Location	November 30, 2018	August 31, 2018
Derivatives designated as hedging instruments	Assets: Foreign Currency Forward Contracts
	Prepaid expenses and other current assets	$108	$90

	Liabilities: Foreign Currency Forward Contracts
	Accounts payable and accrued expenses	$1,742	$1,731
	Deferred rent and other non-current liabilities	$686	$2,305

All derivatives were designated as hedging instruments as of November 30, 2018 and August 31, 2018.

Derivatives in Cash Flow Hedging Relationships

The following table provides the pre-tax effect of derivative instruments in cash flow hedging relationships for the three months ended November 30, 2018 and 2017, respectively:

(in thousands)	Gain (Loss) Recognized in AOCL on Derivatives (Effective Portion)		Location of (Loss) Gain Reclassified from AOCL into Income	(Loss) Gain Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	2018	2017	(Effective Portion)	2018	2017
Foreign currency forward contracts	$1,943	$(1)	SG&A	$(399)	$763

No amount of ineffectiveness was recorded in the consolidated statements of income for these designated cash flow hedges and all components of each derivative’s gain or loss was included in the assessment of hedge effectiveness. As of November 30, 2018, the Company estimates that $1.6 million of net derivative losses related to its cash flow hedges included in AOCL will be reclassified into earnings within the next 12 months.

Offsetting of Derivative Instruments

FactSet’s master netting and other similar arrangements with its respective counterparties allow for net settlement under certain conditions. As of November 30, 2018, and August 31, 2018, there were no net settlements recorded on the consolidated balance sheets.

7. OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of other comprehensive (loss) income for the three months ended November 30, 2018 and 2017 are as follows:

	November 30, 2018		November 30, 2017
(in thousands)	Pre-tax	Net of tax	Pre-tax	Net of tax
Foreign currency translation adjustments	$(9,504)	$(9,504)	$8,466	$8,466
Net unrealized gain (loss) on cash flow hedges recognized in AOCL	1,626	1,038	(764)	(476)
Other comprehensive (loss) income	$(7,878)	$(8,466)	$7,702	$7,990

The components of AOCL are as follows:

(in thousands)	November 30, 2018	August 31, 2018
Accumulated unrealized (gain) losses on cash flow hedges, net of tax	$(1,732)	$(3,486)
Accumulated foreign currency translation adjustments	(57,457)	(47,953)
Total accumulated other comprehensive loss	$(59,189)	$(51,439)

8. SEGMENT INFORMATION

Operating segments are defined as (i) components of an enterprise that engage in business activities from which they may earn revenue and incur expense, (ii) with operating results that are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. Executive management, along with the CEO, constitute FactSet’s chief operating decision making group (“CODMG”). Executive management consists of certain executives who directly report to the CEO, consisting of the Chief Financial Officer, Chief Technology and Product Officer, Global Head of Sales and Client Solutions, General Counsel, Chief Human Resources Officer and Head of Analytics & Trading. The CODMG reviews financial information at the operating segment level and is responsible for making decisions about resources allocated amongst the operating segments based on actual results.

The Company’s operating segments are aligned with how the Company, including its CODMG, manages the business and the demographic markets in which it serves. The Company’s internal financial reporting structure is based on three segments: the U.S., Europe and Asia Pacific. The Company believes this alignment helps to better manage the business and view the markets it serves, which are centered on providing integrated global financial and economic information. Sales, consulting, data collection, product development and software engineering are the primary functional groups within the U.S., Europe and Asia Pacific segments. These functional groups provide global financial and economic information to investment managers, investment banks and other financial services professionals.

The U.S. segment serves investment professionals including financial institutions throughout the Americas. The European and Asia Pacific segments serve investment professionals located throughout Europe and Asia Pacific, respectively. Segment revenue reflects direct sales to clients based on their respective geographic locations. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses.

Expenditures associated with the Company’s data centers, third-party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The content collection centers, located in India, the Philippines, and Latvia, benefit all the Company’s operating segments and thus the expenses incurred at these locations are allocated to each segment based on a percentage of revenue. Of the total $694.9 million of goodwill reported by the Company at November 30, 2018, 58% was recorded in the U.S. segment, 41% in the European segment and the remaining 1% in the Asia Pacific segment.

The following reflects the results of operations of the segments, consistent with the Company’s management structure. These results are used, in part, by management, both in evaluating the performance of, and in allocating resources to, each of the segments.

(in thousands) For the three months ended November 30, 2018	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$222,203	$97,765	$31,672	$351,640
Segment operating income	43,841	39,089	17,609	100,539
Total assets	719,961	536,042	109,924	1,365,927
Capital expenditures	4,105	1,263	4,158	9,526

For the three months ended November 30, 2017	U.S.	Europe	Asia Pacific	Total
Revenue from clients	$208,768	$91,727	$28,646	$329,141
Segment operating income	40,771	32,970	15,357	89,098
Total assets	719,491	603,848	107,263	1,430,602
Capital expenditures	3,545	1,524	843	5,912

9. GOODWILL

Changes in the carrying amount of goodwill by segment for the three months ended November 30, 2018 are as follows:

(in thousands)	U.S.	Europe	Asia Pacific	Total
Balance at August 31, 2018	$386,195	$312,694	$2,944	$701,833
Foreign currency translations	—	(6,867)	(69)	(6,936)
Balance at November 30, 2018	$386,195	$305,827	$2,875	$694,897

Goodwill is not amortized as it is estimated to have an indefinite life. At least annually, the Company is required to test goodwill at the reporting unit level for potential impairment, and, if impaired, write down to fair value based on the present value of discounted cash flows. The Company’s reporting units evaluated for potential impairment were the U.S., Europe and Asia Pacific, which reflect the level of internal reporting the Company uses to manage its business and operations. The three reporting units are consistent with the operating segments reported as there is no discrete financial information available for the subsidiaries within each operating segment. The Company performed its annual goodwill impairment test during the fourth quarter of fiscal 2018, consistent with the timing of previous years, at which time it was determined that there was no impairment, with the fair value of each of the Company’s reporting units significantly exceeding carrying value.

10. INTANGIBLE ASSETS

FactSet’s identifiable intangible assets consist of acquired content databases, client relationships, software technology, non-compete agreements and trade names resulting from previous acquisitions, which have been fully integrated into the Company’s operations. The weighted average useful life of FactSet’s acquired identifiable intangible assets at November 30, 2018 was 12.2 years. The Company amortizes intangible assets over their estimated useful lives, which are evaluated quarterly to determine whether events and circumstances warrant a revision to the remaining period of amortization. There have been no changes to the estimate of the remaining useful lives during the first three months of fiscal 2019. Amortizable intangible assets are tested for impairment, if indicators of impairment are present, based on undiscounted cash flows, and, if impaired, written down to fair value based on discounted cash flows. No impairment of intangible assets has been identified during any of the periods presented. The intangible assets have no assigned residual values.

The gross carrying amounts and accumulated amortization totals related to the Company’s identifiable intangible assets are as follows:

At November 30, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$33,327	$20,991	$12,336
Client relationships	97,512	30,866	66,646
Software technology	105,613	47,301	58,312
Non-compete agreements	4,825	2,581	2,244
Trade names	4,040	2,541	1,499
Total	$245,317	$104,280	$141,037

At August 31, 2018 (in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Data content	$33,992	$20,990	$13,002
Client relationships	98,882	29,387	69,495
Software technology	106,505	44,231	62,274
Non-compete agreements	4,840	2,381	2,459
Trade names	4,070	2,365	1,705
Total	$248,289	$99,354	$148,935

Amortization expense recorded for intangible assets was $5.9 million and $6.2 million for the three months ended November 30, 2018 and 2017, respectively. As of November 30, 2018, estimated intangible asset amortization expense for each of the next five years and thereafter is as follows:

Fiscal Year (in thousands)	Estimated Amortization Expense
2019 (remaining nine months)	$17,818
2020	22,921
2021	21,018
2022	18,500
2023	13,752
Thereafter	47,028
Total	$141,037

11. COMMON STOCK AND EARNINGS PER SHARE

On November 13, 2018, FactSet’s Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.4 million was paid on December 18, 2018 to common stockholders of record at the close of business on November 30, 2018.

Shares of common stock outstanding were as follows:

	Three Months ended November 30,
(in thousands)	2018	2017
Balance, beginning of year (September 1)	38,192	39,023
Common stock issued for employee stock plans	183	256
Repurchase of common stock from employees(1)	(19)	(4)
Repurchase of common stock under the share repurchase program	(275)	(165)
Balance at November 30, 2018 and 2017, respectively	38,081	39,110

(1)

For the three months ended November 30, 2018 and 2017, the Company repurchased 19,350 and 4,220 shares, or $4.3 million and $0.8 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

A reconciliation of the weighted average shares outstanding used in the basic and diluted earnings per share (“EPS”) computations is as follows:

(in thousands, except per share data)	Net Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
For the three months ended November 30, 2018
Basic EPS
Income available to common stockholders	$84,296	38,106	$2.21
Diluted EPS
Dilutive effect of stock options and restricted stock		703
Income available to common stockholders plus assumed conversions	$84,296	38,809	$2.17
For the three months ended November 30, 2017
Basic EPS
Income available to common stockholders	$70,379	39,085	$1.80
Diluted EPS
Dilutive effect of stock options and restricted stock		595
Income available to common stockholders plus assumed conversions	$70,379	39,680	$1.77

Dilutive potential common shares consist of stock options and unvested restricted stock awards. There were no stock options or unvested restricted stock awards excluded from the calculation of diluted EPS for the three months ended November 30, 2018. There were 552,389 stock options excluded from the calculation of diluted EPS for the three months ended November 30, 2017, because their inclusion would have been anti-dilutive.

Performance-based stock options are omitted from the calculation of diluted EPS until the performance criteria is probable of being achieved. At November 30, 2018 and November 30, 2017, the number of performance-based stock option grants excluded from the calculation of diluted EPS was 206,417 and 332,338, respectively.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

At November 30, 2018 and August 31, 2018, there were 10,000,000 shares of preferred stock ($0.01 par value per share) authorized, of which no shares were issued and outstanding. FactSet’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Common Stock

At November 30, 2018 and August 31, 2018, there were 150,000,000 shares of common stock ($.01 par value per share) authorized, of which 39,447,491 and 39,264,849 shares were issued, respectively. The authorized shares of common stock are issuable for any proper corporate purpose, including future stock splits, stock dividends, acquisitions, raising equity capital or to adopt additional employee benefit plans.

Treasury Stock

On January 31, 2018, FactSet retired 13,292,689 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired treasury stock was initially recorded using the cost method and had a carrying value of $1.7 billion at January 31, 2018. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from common stock ($0.1 million), reduce additional paid-in capital (“APIC”) by the average amount recorded in APIC when stock was originally issued ($186.7 million) and any remaining excess of cost as a reduction to retained earnings ($1.5 billion). As of November 30, 2018, and August 31, 2018, there were 1,366,613 and 1,072,263 shares of treasury stock (at cost) outstanding.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. For the three months ended November 30, 2018 and 2017, the Company repurchased 275,000 shares for $60.4 million and 164,920 shares for $30.9 million, respectively. As of November 30, 2018, $181.3 million remains authorized for future share repurchases. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

Restricted Stock

Restricted stock awards entitle the holder to shares of common stock as the awards vest over time. During the first three months of fiscal 2019, previously granted restricted stock awards of 52,611 shares vested and were included in common stock outstanding as of November 30, 2018 (recorded net of 19,350 shares repurchased from employees at a cost of $4.3 million to cover their cost of taxes upon vesting of the restricted stock). During the same comparable period a year ago, 11,278 shares of previously granted restricted stock awards vested and were included in common stock outstanding as of November 30, 2017 (recorded net of 4,220 shares repurchased from employees at a cost of $0.8 million to cover their cost of taxes upon vesting of the restricted stock).

Dividends

The Company’s Board of Directors declared the following dividends for the first quarter of fiscal 2019 and 2018 respectively:

Year Ended	Dividends per Share of Common Stock	Record Date	Total $ Amount (in thousands)	Payment Date
Fiscal 2019
First Quarter	$0.64	November 30, 2018	$24,372	December 18, 2018

Fiscal 2018
First Quarter	$0.56	November 30, 2017	$21,901	December 19, 2017

All the above cash dividends were paid from existing cash resources. Future dividend payments will depend on the Company’s earnings, capital requirements, financial condition and other factors considered relevant by the Company and is subject to final determination by the Company’s Board of Directors.

13. EMPLOYEE STOCK OPTION AND RETIREMENT PLANS

Stock Option Awards

The FactSet Research Systems Inc. Stock Option and Award Plan, as Amended and Restated (the “Long Term Incentive Plan” or “LTIP”) provides for the grant of share-based awards, including stock options and restricted stock awards to employees of FactSet. The expiration date of the Long Term Incentive Plan is December 19, 2027. Stock options granted under the LTIP expire not more than ten years from the date of grant and the majority vest ratably over a period of five years. Options become vested and exercisable provided the employee continues employment with the Company through the applicable vesting date and remain exercisable until expiration or cancellation. Options are not transferable or assignable other than by will or the laws of descent and distribution. During the grantee’s lifetime, the options may be exercised only by the grantee.

Stock Option Activity

During the first three months of fiscal 2019, FactSet granted 454,598 stock options with a weighted average exercise price of $221.93 to existing employees of the Company.

A summary of stock option activity for the three months ended November 30, 2018 is as follows:

(in thousands, except per share data)	Number of Stock Options Outstanding	Weighted Average Exercise Price Per Share
Balance at August 31, 2018	3,143	$153.05
Granted – non-performance-based	455	221.93
Exercised	(117)	132.81
Forfeited	(24)	169.47
Balance at November 30, 2018	3,457	$162.68

The total number of in-the-money options exercisable as of November 30, 2018 was 1.2 million with a weighted average exercise price of $137.58. The aggregate intrinsic value of in-the-money stock options exercisable at November 30, 2018 and August 31, 2018 was $120.0 million and $105.3 million, respectively. The aggregate intrinsic value represents the difference between the Company’s closing stock price as of November 30, 2018 of $234.49, and the exercise price, multiplied by the number of options exercisable as of that date.

The total pre-tax intrinsic value of stock options exercised during the three months ended November 30, 2018 and 2017 was $10.8 million and $18.0 million, respectively.

Performance-based Equity Awards

Performance-based equity awards, whether in the form of stock options or restricted stock, require management to make assumptions regarding the likelihood of achieving Company performance targets. The number of performance-based awards that vest will be predicated on the Company achieving performance levels during the measurement period subsequent to the date of grant. Dependent on the financial performance levels attained by FactSet, a percentage of the performance-based awards will vest to the grantees. However, there is no current guarantee that such awards will vest in whole or in part.

The following summarizes material performance-based awards outstanding as of November 30, 2018.

June 2017 Performance-based Option Grant Review

In connection with the acquisition of BISAM, FactSet granted 206,417 performance-based stock options in June 2017. These performance-based options will vest 40% on the second anniversary date of the grant and 20% on each subsequent anniversary date if certain BISAM revenue and operating income targets are achieved by March 31, 2019. The option holders must also remain employed by FactSet for the options to be eligible to vest. As of November 30, 2018, FactSet does not believe these growth targets are probable of being achieved, and as such, no stock-based compensation expense is expected to be recognized in connection with these performance-based options. A change in the actual financial performance levels achieved by BISAM in future fiscal years could result in the following changes to the current estimate of the vesting percentage and related expense:

Vesting Percentage (in thousands)	Cumulative Catch-up Adjustment*	Remaining Expense to be Recognized
0% (current expectation)	$—	$—
80%	$2,014	$6,870
90%	$2,265	$6,619
100%	$2,517	$6,367

* Amounts represent the cumulative catch-up adjustment to be recorded if there was a change in the vesting percentage as of November 30, 2018.

Restricted Stock Awards

The Company’s Option Plan permits the issuance of restricted stock awards in the form of either restricted shares or restricted stock units. Restricted stock awards are subject to continued employment over a specified period.

Restricted Stock Awards Activity

During the first three months of fiscal 2019, FactSet granted 41,102 restricted stock awards to employees of the Company at a weighted average grant date fair value of $212.66. These restricted stock awards vest over a weighted average period of 5.0 years from grant date.

As of November 30, 2018, a total of 131,140 restricted stock awards were unvested and outstanding, which results in unamortized stock-based compensation of $17.6 million to be recognized as stock-based compensation expense over the remaining weighted average vesting period of 3.8 years.

A summary of restricted stock award activity is as follows:

(in thousands, except per award data)	Number Outstanding		Weighted Average Grant Date Fair Value Per Award
Balance at August 31, 2018	143		$139.34
Granted (restricted stock awards)	41		$212.66
Forfeited	(1)		$200.18
Vested	(52	)(1)	$113.44
Balance at November 30, 2018	131		$172.48

(1)

The majority of the vested restricted stock awards related to the final vesting of awards granted on November 1, 2013, which cliff vested 60% after three years on November 1, 2016 and 40% after five years on November 1, 2018.

As of November 30, 2018 and August 31, 2018, the aggregate fair value of unvested restricted stock was $30.8 million and $32.8 million, respectively. Aggregate fair value of unvested restricted stock represents the Company’s closing stock prices of $234.49 and $229.39 on November 30, 2018 and August 31, 2018, respectively, multiplied by the number of unvested restricted stock as of that date.

The total pre-tax fair value of restricted stock that vested during the three months ended November 30, 2018 and 2017 was $11.6 million and $2.0 million in each period, respectively.

Share-based Awards Available for Grant

A summary of share-based awards available for grant is as follows:

(in thousands)	Share-based Awards Available for Grant under the Employee Stock Option Plan	Share-based Awards Available for Grant under the Non-Employee Stock Option Plan
Balance at August 31, 2018	6,298	282
Granted – non-performance-based options	(455)	—
Granted – performance-based options	—	—
Restricted stock awards granted(1)	(103)	—
Share-based awards canceled/forfeited(2)	25	—
Balance at November 30, 2018	5,765	282

(1)	Each restricted stock award granted is equivalent to 2.5 shares granted under the Company’s Option Plan.

(2)	Under the Company’s Option Plan, for each restricted stock award canceled/forfeited, an equivalent of 2.5 shares is added back to the available share-based awards balance.

Employee Stock Purchase Plan

Shares of FactSet common stock may be purchased by eligible employees under the Amended and Restated FactSet Research Systems Inc. Employee Stock Purchase Plan, as Amended and Restated (the “ESPP”) in three-month intervals. The purchase price is equal to 85% of the lesser of the fair market value of the Company’s common stock on the first day or the last day of each three-month offering period. Employee purchases may not exceed 10% of their gross compensation and a $25,000 contribution limit during an offering period.

During the three months ended November 30, 2018, employees purchased 13,095 shares at a price of $197.34 as compared to 19,589 shares at a price of $134.39 for the three months ended November 30, 2017. At November 30, 2018, the ESPP had 255,847 shares reserved for future issuance.

Employee Benefit Plans

FactSet sponsors benefit plans for the majority of its domestic and foreign employees. The Company contributed $2.6 million and $2.8 million in employer matching contributions for its U.S. defined contribution plan during the three months ended November 30, 2018 and 2017, respectively. Contributions to foreign benefit plans were not material to FactSet on either an individual or aggregate basis for any of the periods presented.

14. STOCK-BASED COMPENSATION

The Company recognized total stock-based compensation expense of $8.4 million and $7.5 million during the three months ended November 30, 2018 and 2017, respectively. As of November 30, 2018, $95.2 million of total unrecognized compensation expense related to non-vested equity awards is expected to be recognized over a weighted average period of 3.5 years. There was no stock-based compensation capitalized as of November 30, 2018 or August 31, 2018, respectively.

Employee Stock Option Fair Value Determinations

The Company utilizes the lattice-binomial option-pricing model (“binomial model”) to estimate the fair value of new employee stock option grants. The Company’s determination of fair value of stock option awards on the date of grant using the binomial model is affected by the Company’s stock price as well as assumptions regarding several variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

Q1 2019	454,598 non-performance-based employee stock options were granted at a weighted average exercise price of $221.93 and a weighted average estimated fair value of $56.77 per share.

Q1 2018	553,942 non-performance-based employee stock options were granted at a weighted average exercise price of $189.98 and a weighted average estimated fair value of $48.27 per share.

The weighted average estimated fair value of employee stock options granted was determined using the binomial model with the following weighted average assumptions:

Three months ended November 30,	2018			2017
Term structure of risk-free interest rate	1.28%	-	2.41%	1.28%	-	2.41%
Expected life (years)		7.1			7.4
Term structure of volatility	18%	-	29%	19%	-	29%
Dividend yield			1.16%			1.32%
Weighted average estimated fair value			$56.77			$48.27
Weighted average exercise price			$221.93			$189.98
Fair value as a percentage of exercise price			25.6%			25.4%

The risk-free interest rate assumption for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on a combination of historical volatility of the Company’s stock and implied volatilities of publicly traded options to buy FactSet common stock with contractual terms closest to the expected life of options granted to employees. The approach to utilize a mix of historical and implied volatility was based upon the availability of actively traded options on the Company’s stock and the Company’s assessment that a combination of implied volatility and historical volatility is best representative of future stock price trends. The Company uses historical data to estimate option exercises and employee termination within the valuation model. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding and is a derived output of the binomial model. The binomial model estimates employee exercise behavior based on the option’s remaining vested life and the extent to which the option is in-the-money. The binomial model estimates the probability of exercise as a function of these two variables based on the entire history of exercises and cancellations of all past option grants made by the Company.

Non-Employee Director Stock Option Fair Value Determinations

The Non-Employee Directors’ Stock Option and Award Plan, as Amended and Restated (the “Director Plan”), provides for the grant of share-based awards, including stock options, to non-employee directors of FactSet. As of November 30, 2018, shares available for future grant under the Director Plan was 282,398. The expiration date of the Director Plan is December 19, 2027.

The Company utilizes the Black-Scholes model to estimate the fair value of new non-employee Director stock option grants. The Company’s determination of fair value of share-based payment awards on the date of grant is affected by the Company’s stock price as well as assumptions regarding several variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeitures and employee stock option exercise behaviors.

There were no stock options granted to the Company’s non-employee Directors during the first quarter of fiscal 2019 or fiscal 2018, respectively.

Restricted Stock Fair Value Determinations

Restricted stock granted to employees entitles the holder to shares of common stock as the award vests over time, but not to dividends declared on the underlying shares while the restricted stock is unvested. The grant date fair value of restricted stock awards is measured by reducing the grant date price of FactSet’s share by the present value of the dividends expected to be paid on the underlying stock during the requisite service period, discounted at the appropriate risk-free interest rate. Restricted stock awards are amortized to expense over the vesting period. During the first three months of fiscal 2019, there were 41,102 restricted stock awards granted with a weighted average grant date fair value of $212.66. During the first three months of fiscal 2018, FactSet granted 961 restricted stock awards at a weighted average grant date fair value of $182.17.

Employee Stock Purchase Plan Fair Value Determinations

During the three months ended November 30, 2018, employees purchased 13,095 shares at a weighted average price of $197.34 as compared to 19,589 shares at a weighted average price of $134.39 for the three months ended November 30, 2017. Stock-based compensation expense recorded during the three months ended November 30, 2018 and 2017, relating to the ESPP, was $0.5 million, respectively.

The weighted average estimated fair value for the shares repurchased under the ESPP was calculated using the Black-Scholes model with the following assumptions:

Three months ended November 30,	2018	2017
Risk-free interest rate	2.27%	1.11%
Expected life (months)	3	3
Expected volatility	8.96%	7.97%
Dividend yield	1.10%	1.42%
Weighted average estimated fair value	$38.63	$25.79

Accuracy of Fair Value Estimates

The Company is responsible for determining the assumptions used in estimating the fair value of its share-based payment awards. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price, as well as assumptions regarding several highly complex and subjective variables. These variables include but are not limited to the Company’s expected stock price volatility over the term of the awards, interest rates, option forfeiture rates and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable.

15. INCOME TAXES

Income tax expense is based on taxable income determined in accordance with current enacted laws and tax rates. Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

Provision for Income Taxes

The provision for income taxes is as follows:

	Three months ended November 30,
(in thousands)	2018	2017
Income before income taxes	$95,943	$86,179
Provision for income taxes	$11,647	$15,800
Effective tax rate	12.1%	18.3%

FactSet’s effective tax rate is based on recurring factors and nonrecurring events, including the taxation of foreign income. The Company’s effective tax rate will vary based on, among other things, changes in levels of foreign income, as well as discrete and other nonrecurring events that may not be predictable. The lower effective tax rate for the first quarter of fiscal 2019 compared to the same period a year ago is primarily due to the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The first quarter of fiscal 2019 also included a $2.3 million revision to the one-time transition tax on accumulated earnings and profits of foreign subsidiaries, initially recorded during the third quarter of fiscal 2018. The effective tax rate is lower than the applicable U.S. federal rate in both periods presented above due to R&D tax benefits and excess tax benefits associated with share-based payments.

While the Company has not finalized the accounting for the tax effects of the TCJA, FactSet has made a reasonable estimate and will continue to refine its calculations, as needed. In addition, the estimates may also be affected by changes in interpretations at the federal and state levels, and any additional regulatory guidance that may be issued.

Deferred Tax Assets and Liabilities

The significant components of Deferred tax assets recorded within the consolidated balance sheets were as follows:

(in thousands)	November 30, 2018	August 31, 2018
Deferred tax assets:
Receivable reserve	$583	$599
Depreciation on property, equipment and leasehold improvements	2,050	1,032
Deferred rent	7,462	7,711
Stock-based compensation	15,341	14,827
Purchased intangible assets, including acquired technology	(24,643)	(24,059)
Other	8,650	9,606
Total deferred tax assets	$9,443	$9,716

The significant components of Deferred tax liabilities recorded within the consolidated balance sheets were as follows:

(in thousands)	November 30, 2018	August 31, 2018
Deferred tax liabilities:
Stock-based compensation	$(1,007)	$(946)
Purchased intangible assets, including acquired technology	21,030	22,429
Other	686	(293)
Total deferred tax liabilities	$20,709	$21,190

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

As of November 30, 2018, the Company had gross unrecognized tax benefits totaling $9.8 million recorded as non-current taxes payable within the consolidated balance sheet. This amount includes $1.2 million of accrued interest. When applicable, the Company adjusts the previously recorded tax expense to reflect examination results when the position is ultimately settled. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. It is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. However, FactSet has no reason to believe that such audits will result in the payment of additional taxes and/or penalties that would have a material adverse effect on the Company’s results of operations or financial position, beyond current estimates. Any changes in accounting estimates resulting from new developments with respect to uncertain tax positions will be recorded as appropriate. The Company does not currently anticipate that the total amounts of unrecognized tax benefits will significantly change within the next 12 months.

The following table summarizes the changes in the balance of gross unrecognized tax benefits during the first three months of fiscal 2019:

(in thousands)
Unrecognized income tax benefits at August 31, 2018	$9,223
Additions based on tax positions related to the current year	497
Additions for tax positions of prior years	110
Unrecognized income tax benefits at November 30, 2018	$9,830

In the normal course of business, the Company’s tax filings are subject to audit by federal, state and foreign tax authorities. At November 30, 2018, the Company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Tax Years
U.S.
Federal	2015 through 2018
State (various)	2015 through 2018
Europe
United Kingdom	2015 through 2018
France	2016 through 2018
Germany	2017 through 2018

16. DEBT

FactSet’s debt obligations consisted of the following:

(in thousands)	November 30, 2018	August 31, 2018
2017 Revolving Credit Facility (maturity date of March 17, 2020)	$575,000	$575,000

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

All outstanding loan amounts are reported as Long-term debt within the consolidated balance sheet at November 30, 2018. For the three months ended November 30, 2018 and 2017, the Company recorded interest expense of $4.7 million and $3.4 million on its outstanding debt amounts, respectively. The principal balance is payable in full on the maturity date. As of November 30, 2018, no commitment fee was owed by FactSet since it borrowed the full amount under the 2017 Credit Agreement.

The 2017 Credit Agreement contained covenants restricting certain FactSet activities, which are usual and customary for this type of loan. In addition, the 2017 Credit Agreement required that FactSet maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. The Company was in compliance with all the covenants of the 2017 Credit Agreement as of November 30, 2018.

17. COMMITMENTS AND CONTINGENCIES

Commitments represent obligations, such as those for future purchases of goods or services that are not yet recorded on the balance sheet as liabilities. FactSet records liabilities for commitments when incurred (i.e., when the goods or services are received).

Lease Commitments

As of November 30, 2018, the Company leased approximately 202,000 square feet of existing office space for its headquarters at 601 Merritt 7, Norwalk, Connecticut. On February 14, 2018, the Company entered a new lease to relocate its corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. The Company will take possession of the newly leased property on January 1, 2019, for fit-out purposes. The Company will continue to occupy its existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020.

Including new lease agreements executed during fiscal 2019, the Company’s worldwide leased office space increased to approximately 1,750,000 square feet of office space under various non-cancelable operating leases which expire on various dates through 2035. Total minimum rental payments associated with the leases are recorded as rent expense (a component of Selling, General & Administrative “SG&A” expense) on a straight-line basis over the periods of the respective non-cancelable lease terms. Future minimum commitments for the Company’s operating leases in place as of November 30, 2018, including the fully executed lease for its new headquarters in Norwalk, Connecticut are as follows:

(in thousands) Years ended August 31,	Minimum Lease Payments

2019 (remaining nine months)	$30,377
2020	37,996
2021	35,504
2022	32,862
2023	30,574
Thereafter	230,189
Total	$397,502

For the three months ended November 30, 2018 and November 30, 2017, rent expense (including operating costs) for all operating leases amounted to $13.4 million and $13.0 million, respectively. As of November 30, 2018, deferred rent reported within the consolidated balance sheet totaled $36.5 million compared to $39.4 million as of August 31, 2018, of which $32.4 million and $39.4 million were reported as a non-current liability within the line item Deferred Rent and Other Non-Current Liabilities as of November 30, 2018 and August 31, 2018, respectively.

Approximately $1.1 million of standby letters of credit have been issued during the ordinary course of business in connection with the Company’s current leased office space as of November 30, 2018. These standby letters of credit contain covenants that, among other things, require the Company to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2018, FactSet was in compliance with all covenants contained in the standby letters of credit.

Purchase Commitments with Suppliers

Purchase obligations represent payments due in future periods in respect of commitments to the Company’s various data vendors as well as commitments to purchase goods and services such as telecommunication and computer maintenance services. These purchase commitments are agreements that are enforceable and legally binding on FactSet, and they specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. As of August 31, 2018, the Company had total purchase commitments with suppliers of $79.0 million. There were no material changes in the Company’s purchase commitments during the first three months of fiscal 2019.

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

Legal Matters

FactSet accrues non-income-tax liabilities for contingencies when management believes that a loss is probable, and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. The Company is engaged in various legal proceedings, claims and litigation that have arisen in the ordinary course of business, including employment matters, commercial and intellectual property litigation. The outcome of all the matters against the Company is subject to future resolution, including the uncertainties of litigation. Based on information available at November 30, 2018, FactSet’s management believes that the ultimate outcome of these unresolved matters against the Company, individually or in the aggregate, will not have a material adverse effect on the Company's consolidated financial position, its results of operations or its cash flows.

Sales Tax Matters

In the third quarter of fiscal 2018, FactSet received a letter from the Massachusetts Department of Revenue relating to prior tax periods. The letter requested additional sales information to determine if a notice of intent to assess should be issued to FactSet. Based upon a preliminary review of the Massachusetts request, the Company believes the state might assess sales tax, and underpayment penalties and interest, on previously recorded sales transactions. Due to the uncertainty surrounding the assessment process, the Company is unable to reasonably estimate the ultimate outcome of this matter and, as such, has not recorded a liability as of November 30, 2018. While FactSet believes that it will ultimately prevail if the Company is presented with a formal assessment and is required to pay it, the amount could have a material impact on the Company’s consolidated financial position, cash flows and results of operations.

Indemnifications

As permitted or required under Delaware law and to the maximum extent allowable under that law, FactSet has certain obligations to indemnify its current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at FactSet’s request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments FactSet could be required to make under these indemnification obligations is unlimited; however, FactSet has a director and officer insurance policy that it believes mitigates FactSet’s exposure and may enable FactSet to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification obligations is immaterial.

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

Accounts Receivable

Accounts receivable are unsecured and derived from revenue earned from clients located around the globe. The Company maintains reserves for potential write-offs and evaluates the adequacy of the reserves periodically. These losses have historically been within expectations. No single client represented 10% or more of FactSet’s total revenue in any period presented. At November 30, 2018, the Company’s largest individual client accounted for approximately 2.5% of total annual subscriptions, and subscriptions from the ten largest clients did not surpass 15% of total annual subscriptions, consistent with August 31, 2018. As of November 30, 2018, the receivable reserve was $4.5 million compared to a reserve of $3.5 million as of August 31, 2018.

Derivative Instruments

As a result of the use of derivative instruments, the Company is exposed to counterparty credit risk. FactSet has incorporated counterparty risk into the fair value of its derivative assets and its own credit risk into the value of the Company’s derivative liabilities, when applicable. FactSet calculates credit risk from observable data related to credit default swaps (“CDS”) as quoted by publicly available information. Counterparty risk is represented by CDS spreads related to the senior secured debt of the respective bank with whom FactSet has executed these derivative transactions. As CDS spread information is not available for FactSet, the Company’s credit risk is determined based on using a simple average of CDS spreads for peer companies. To mitigate counterparty credit risk, FactSet enters into contracts with large financial institutions and regularly reviews its credit exposure balances, as well as the creditworthiness of the counterparties. The Company does not expect any losses as a result of default of its counterparties.

Concentrations of Other Risk

Data Content Providers

Certain data sets that FactSet relies on have a limited number of suppliers, although the Company makes every effort to assure that, where reasonable, alternative sources are available. FactSet is not dependent on any one third-party data supplier in order to meet the needs of its clients. FactSet combines the data from these commercial databases into its own dedicated single online service, which the client accesses to perform their analysis. No single vendor or data supplier represented more than 10% of FactSet's total data expenses for the three months ended November 30, 2018 and 2017, respectively.

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

The MD&A should be read in conjunction with our 2018 Form 10-K, Current Reports on Form 8-K and other filings with the Securities and Exchange Commission, and the consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

Executive Overview

We are a global provider of integrated financial information, analytical applications and industry-leading service for the global investment community. These professionals include portfolio managers, investment research professionals, investment bankers, risk and performance analysts, and wealth advisors. From streaming real-time data to historical information, including quotes, estimates, news and commentary, we offer proprietary and third-party content through desktop, web, mobile and off-platform solutions. Our broad application suite offers tools and resources including company and industry analyses, full screening tools, portfolio analysis, risk profiles, alpha-testing, portfolio optimization and research management solutions. With recent acquisitions, we have continued to expand our solutions across the investment lifecycle from idea generation to performance and client reporting. We deliver insight and information to investment professionals through our key workflows of Research, Analytics, Wealth, and Content and Technology Solutions (“CTS”). Our revenue is primarily derived from subscriptions to products and services such as workstations, analytics, enterprise data, research management, and trade execution.

Business Strategy

As a premier financial solutions provider for the global financial community, we provide workflow solutions and leading analytical applications across the investment lifecycle to create an open and scalable platform. We bring the front, middle and back office together to drive productivity and performance throughout the portfolio lifecycle. Our strategy is focused on growing our business throughout each of our three segments which include the U.S., Europe, and Asia Pacific. We believe this geographical strategic alignment helps us better manage our resources and concentrate on markets that demand our products. To execute on our business strategy of broad-based growth across each geographical segment, we continue to look at ways to create value for our clients by offering data, products and analytical applications within our key workflows of Research, Analytics, Wealth, and Content and Technology Solutions.

Fiscal 2019 First Quarter in Review

Revenue in the first quarter of fiscal 2019 was $351.6 million, an increase of 6.8% from the prior year comparable period. As of November 30, 2018, organic annual subscription value (“organic ASV”) plus professional services totaled $1.42 billion, an increase of 6.6% over the prior year comparable period. Revenue and organic ASV plus professional services growth can be attributed to increased demand for our data and technology offerings, primarily in our Wealth workflow through higher enterprise wealth solutions sales and our Content and Technology Solutions (“CTS”) workflow, driven by increased sales of enterprise data feeds.

Operating income grew 12.8% and diluted earnings per share (“EPS”) increased 22.6% compared to the prior year period. This increase in operating income and diluted EPS was primarily driven by revenue growth of 6.8%, partially offset by an increase in operating expenses primarily due to data costs, bad debt expense, computer-related expenses and employee compensation. Additionally, diluted EPS benefited from a decrease in our effective tax rate associated with the TCJA and a decrease in diluted shares outstanding as a result of share repurchases.

As of November 30, 2018, employee count was about 9,600, up 1.9% in the past 12 months, due primarily to an increase of 1.3% in the Asia Pacific region. Of our total employees, 2,421 were located in the U.S., 1,251 in Europe and 5,928 in the Asia Pacific region.

Key Metrics

The following is a review of our key metrics:

	As of and for the Three months ended November 30,
(in millions, except client and user counts)	2018	2017	Change
Revenue	$351.6	$329.1	6.8%
Operating income	$100.5	$89.1	12.8%
Net income	$84.3	$70.4	19.8%
Diluted EPS	$2.17	$1.77	22.6%
Organic ASV(1)	$1,400.4	$1,316.8	6.3%
Organic ASV + professional services(2)	$1,422.5	$1,334.2	6.6%
Clients(3)	5,297	4,809	10.1%
Users	115,209	88,593	30.0%

(1)	Organic ASV excludes ASV from acquisitions and dispositions completed within the last 12 months, the effects of foreign currency, and professional services.

(2)	Professional services fees were $22 million and $17 million as of November 30, 2018 and 2017, respectively.

(3)

In the first quarter of 2019, we changed our client count definition to now include clients from the April 2017 acquisition of FactSet Digital Solutions Group (“FDSG”). The prior year client count was not restated to reflect this change.

Annual Subscription Value Growth

ASV at any given point in time represents the forward-looking revenue for the next 12 months from all subscription services currently being supplied to clients and excludes professional service fees billed in the last 12 months, which are not subscription-based. With proper notice provided to us, our clients can add to, delete portions of, or terminate service at any time, subject to certain contractual limitations. As of November 30, 2018, our organic ASV totaled $1.40 billion, up 6.3% over the prior year comparable period. Organic ASV plus professional services increased to $1.42 billion as of November 30, 2018, up $88.3 million from the prior year, with a growth rate of 6.6%. The increase in organic ASV was driven by growth in our geographic segments and increased sales in our workflow solutions primarily from the Wealth and CTS workflows. Additionally, we have leveraged relationships with existing clients to increase year over year sales through cross-selling and upselling of our diversified product suite.

Buy-side and sell-side ASV growth rates for the first quarter of fiscal 2019 were 5.9% and 8.6%, respectively. Buy-side clients account for 83.9% of ASV, while the remainder is derived from sell-side firms that perform mergers and acquisitions advisory work, capital markets services and equity research.

As of November 30, 2018, organic ASV from U.S. operations was $876.9 million, an increase of 6.3% organically from a year ago. This increase is primarily driven by our Wealth workflow, through higher cross-selling both to existing and new clients. Organic ASV from international operations was $523.5 million, an increase of 6.4% over prior year due to growth in the Analytics and CTS workflows. International organic ASV represents 37.4% of total organic ASV, an increase from 35.5% a year ago.

Client and User Additions

Our total client count was 5,297 as of November 30, 2018, representing a net increase of 488 or 10.1% in the last 12 months. Client count grew by 155 in the last three months due to both the addition of new sell-side and corporate clients, as well as a change in the client count methodology to include clients from the April 2017 acquisition of FDSG. As part of our long-term growth strategy, we continue to focus on expanding and cultivating relationships with our current existing client base through sales of workstations, applications, services and content.

As of November 30, 2018, there were 115,209 professionals using FactSet. Our user count increased 23,312 in the past three months primarily due to Wealth workstation sales. Over the last 12 months, our user count grew by 30.0% primarily due to the increase in Wealth workstation sales mentioned above and increased cross-selling across buy-side and sell-side clients, as well as new client acquisitions.

Annual client retention as of November 30, 2018 was greater than 95% of ASV and 91% when expressed as a percentage of clients. The U.S. operations minimized the rate of cancellations and improved client retention in our largest geographic region. Our high retention rate reflects the strength of our business strategy as the majority of our clients maintain their subscriptions to the FactSet platform year over year. As of November 30, 2018, our largest individual client accounted for 2.5% of total subscriptions, and annual subscriptions from our ten largest clients did not surpass 15% of total client subscriptions.

Returning Value to Stockholders

On November 13, 2018, our Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.4 million was paid on December 18, 2018 to common stockholders of record at the close of business on November 30, 2018. We repurchased 275,000 shares for $60.4 million during the first quarter of fiscal 2019 under our existing share repurchase program. Over the last 12 months, we have returned $429.0 million to stockholders in the form of share repurchases and cash dividends, funded by cash generated from operations. As of November 30, 2018, $181.3 million remained available for future share repurchases.

Capital Expenditures

Capital expenditures in the first quarter of fiscal 2019 were $9.5 million, compared with $5.9 million a year ago. Capital expenditures of $6.4 million, or 67%, was primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build out of office space, with $2.9 million related to India.

Results of Operations

For an understanding of the significant factors that influenced our performance for the three months ended November 30, 2018 and 2017, respectively, the following discussion should be read in conjunction with the consolidated financial statements and related notes presented in this Quarterly Report on Form 10-Q.

	Three months ended November 30,
(in thousands, except per share data)	2018	2017	Change
Revenue	$351,640	$329,141	6.8%
Cost of services	$166,776	$161,524	3.3%
Selling, general and administrative	$84,325	$78,519	7.4%
Operating income	$100,539	$89,098	12.8%
Net income	$84,296	$70,379	19.8%
Diluted earnings per common share	$2.17	$1.77	22.6%
Diluted weighted average common shares	38,809	39,680

Revenue

Revenue for the three months ended November 30, 2018 was $351.6 million, increasing 6.8% compared to the prior year. Our organic revenue growth rate for the three months ended November 30, 2018 was 6.4% compared to the same period a year ago. Organic revenue excludes the effects of acquisitions and dispositions completed in the last 12 months, foreign currency in all periods and deferred revenue fair value adjustments from purchase accounting. The increase in revenue was primarily driven by the Wealth and CTS workflows. Revenue growth in the Wealth workflow was due to higher sales of our workstation product, which also contributed to the growth in our user count. Increased sales in the CTS workflow was driven by enterprise data feeds and continued momentum around new platform offerings including FactSet Data Exploration and Open:FactSet. The Research workflow also experienced revenue growth due to increased workstation sales to buy-side and corporate users. Factors offsetting revenue growth include cancellations. Our overall client retention remained high at over 95%.

Revenue by Geographic Region

	Three months ended November 30,
(in thousands)	2018	2017	Change
U.S.	$222,203	$208,768	6.4%
% of revenue	63.2%	63.4%
Europe	$97,765	$91,727	6.6%
Asia Pacific	31,672	28,646	10.6%
International	$129,437	$120,373	7.5%
% of revenue	36.8%	36.6%
Consolidated	$351,640	$329,141	6.8%

Three months ended November 30, 2018 compared to three months ended November 30, 2017

Revenue from our U.S. segment increased 6.4% to $222.2 million during the three months ended November 30, 2018, compared to $208.8 million from the same period a year ago, primarily due to the Wealth workflow through higher cross-selling both to existing and new clients. The U.S. region was able to minimize the rate of cancellations, which resulted in improved client retention in our largest region. Organic revenue in the U.S. increased 6.3% compared to the same period a year ago. Revenue from our U.S. operations accounted for 63.2% of our consolidated revenue during the first quarter of fiscal 2019, comparable to the prior year period of 63.4%.

European revenue increased 6.6% to $97.8 million during the three months ended November 30, 2018, compared to $91.7 million from the same period a year ago. This increase was due to synergies from recent acquisitions with significant operations in European markets, as well as increased sales in the Analytics and CTS workflows. Excluding the effects of acquisitions and dispositions completed in the last 12 months, foreign currency, and deferred revenue fair value adjustments from purchase accounting, European organic revenue increased 5.4% in the three months ended November 30, 2018 compared to the same period a year ago. Foreign currency exchange rate fluctuations reduced our European revenue growth rate by 10 basis points.

Asia Pacific revenue increased 10.6% to $31.7 million during the three months ended November 30, 2019 due to increased sales in the Analytics and CTS workflows. Asia Pacific organic revenue increased 10.7%, on par with revenue growth, for the three months ended November 30, 2018 compared to the same period a year ago. Foreign currency exchange rate fluctuations reduced our Asia Pacific growth rate by 10 basis points.

Operating Expenses

	Three months ended November 30,
(in thousands)	2018	2017	Change
Cost of services	$166,776	$161,524	3.3%
Selling, general and administrative	84,325	78,519	7.4%
Total operating expenses	$251,101	$240,043	4.6%
Operating Income	$100,539	$89,098	12.8%
Operating Margin	28.6%	27.1%

Cost of Services

Three months ended November 30, 2018 compared to three months ended November 30, 2017

For the three months ended November 30, 2018, cost of services increased 3.3% to $166.8 million compared to $161.5 million in the same period a year ago primarily due to an increase in data costs, computer-related expenses, and employee compensation expense, including stock-based compensation. However, cost of services, when expressed as a percentage of revenue, decreased 170 basis points to 47.4% during the first quarter of fiscal 2019, compared to the same period a year ago. This decrease is primarily due to increased revenue growth as well as a decrease in costs when expressed as a percentage of revenue mainly due to lower employee compensation costs, partially offset by higher data costs and computer-related expenses.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenue, decreased 220 basis points in the first quarter of fiscal 2019 compared to the same period a year ago, driven mainly by realization of benefits from prior year restructuring actions previously disclosed. This decrease was partially offset by the hiring of 179 net new employees over the last 12 months, with the majority of their compensation recorded in cost of services, as well as higher annual base salaries and employee benefit costs including medical expenditures during the first quarter of fiscal 2019 compared to the prior year period.

Data costs, when expressed as a percentage of revenue, increased 70 basis points due primarily to increased variable data costs to capture incremental revenue combined with data price increases. Computer-related expenses which includes depreciation, maintenance, software and other fees, increased 40 basis points, as a percentage of revenue, primarily due to increased costs from cloud-based hosting and licensed software arrangements.

Selling, General and Administrative

Three months ended November 30, 2018 compared to three months ended November 30, 2017

For the three months ended November 30, 2018, SG&A expenses increased 7.4% to $84.3 million, compared to $78.5 million in the same period a year ago primarily due to an increase in bad debt expense, professional fees and compensation expense offset by a reduction in marketing expense. SG&A expenses, expressed as a percentage of revenue, were 24.0% during the first quarter of fiscal 2019, which was comparable with the prior year period. When expressed as a percentage of revenue, employee compensation expense, including stock-based compensation, and marketing expenses decreased, partially offset by higher bad debt expense and professional fees compared to the same period a year ago.

Employee compensation, including stock-based compensation, when expressed as a percentage of revenue, decreased 60 basis points in the first quarter of fiscal 2019 compared to the same period a year ago. The decrease was primarily driven by the realization of benefits from prior period restructuring actions previously disclosed, partially offset by annual base salary increases and higher employee benefit costs including medical expenditures. Marketing expenses decreased 20 basis points as a percentage of revenue, due to strategic investment decisions surrounding our global marketing initiatives. Professional fees increased 20 basis points as a percentage of revenue due to an increase in consulting services associated with infrastructure investments.

Operating Income and Operating Margin

Three months ended November 30, 2018 compared to three months ended November 30, 2017

Operating income increased 12.8% to $100.5 million for the three months ended November 30, 2018 compared to $89.1 million in the prior year period. Operating income increased due to increased revenue, partially offset by higher data costs, bad debt expense, computer-related expenses and employee compensation costs, including stock-based compensation. Operating margin increased to 28.6% during the first quarter of fiscal 2019 compared to 27.1% in the prior year period. The increase in operating margin on a year over year basis was primarily due to revenue growth outpacing the growth in operating expenses which related mainly to an increase in data costs, bad debt expense, and computer-related expenses, partially offset by a reduction in employee compensation, including stock-based compensation, when expressed as a percentage of revenue.

Operating Income by Segment

	Three months ended November 30,
(in thousands)	2018	2017	Change
U.S.	$43,841	$40,771	7.5%
Europe	39,089	32,970	18.6%
Asia Pacific	17,609	15,357	14.7%
Total Operating Income	$100,539	$89,098	12.8%

Our operating segments are aligned with how we manage the business, the demographic markets we serve, and how the chief operating decision making group (“CODMG”) assesses performance. Our internal financial reporting structure is based on three reportable segments, the U.S., Europe and Asia Pacific, which we believe helps us better manage the business and view the markets we serve. Sales, consulting, data collection, product development and software engineering are the primary functional groups within each segment. Each segment records compensation expense, including stock-based compensation, amortization of intangible assets, depreciation of furniture and fixtures, amortization of leasehold improvements, communication costs, professional fees, rent expense, travel, office and other direct expenses. Expenditures associated with our data centers, third-party data costs and corporate headquarters charges are recorded by the U.S. segment and are not allocated to the other segments. The centers of excellence, located in India and the Philippines, primarily focus on content collection that benefit all our segments. The expenses incurred at these locations are allocated to each segment based on a percentage of revenue.

Three months ended November 30, 2018 compared to three months ended November 30, 2017

U.S. operating income increased 7.5% to $43.8 million during the three months ended November 30, 2018 compared to $40.8 million in the same period a year ago. The increase in U.S. operating income was primarily due to revenue growth of 6.4% and a reduction in compensation expense, partially offset by increased data and computer-related expenses. Employee compensation decreased primarily due to the realization of benefits from restructuring actions taken in the prior year, partially offset by annual base salary increases and higher employee benefit costs including medical expenditures. Data costs increased due to increased spend in variable data costs to drive revenue growth. Computer-related expenses, which includes depreciation, maintenance, software and other fees, increased year over year primarily due to increased costs from cloud-based hosting and licensed software arrangements.

European operating income increased 18.6% to $39.1 million during the three months ended November 30, 2018 compared to $33.0 million in the same period a year ago. The increase in European operating income was primarily due to revenue growth of 6.6% outpacing the growth of operating expenses which were comparable on a year over year basis.

Asia Pacific operating income increased 14.7% to $17.6 million during the three months ended November 30, 2018 compared to $15.4 million in the same period a year ago. The increase in the Asia Pacific operating income was due to revenue growth of 10.6% and benefits from a stronger U.S. dollar, partially offset by an increase in employee compensation. Employee compensation was higher year over year, as a result of a 3.8% increase in our Asia Pacific workforce in the last 12 months. The impact of foreign currency increased Asia Pacific operating income by $1.6 million for the first quarter of fiscal 2019.

Income Taxes, Net Income and Diluted Earnings per Share

	Three months ended November 30,
(in thousands)	2018	2017	Change
Provision for income taxes	$11,647	$15,800	(26.3)%
Net income	$84,296	$70,379	19.8%
Diluted earnings per common share	$2.17	$1.77	22.6%

Income Taxes

Three months ended November 30, 2018 compared to three months ended November 30, 2017

For the three months ended November 30, 2018, the provision for income taxes was $11.6 million, a decrease of 26.3% from the same period a year ago. The decrease was mainly attributable to a lower effective tax rate for the first quarter of fiscal 2019 compared to the same period a year ago primarily due to the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The first quarter of fiscal 2019 also included a $2.3 million beneficial revision to the one-time transition tax on accumulated earnings and profits of foreign subsidiaries, initially recorded during the third quarter of fiscal 2018, and a higher R&D tax benefit compared to the prior year period.

Net Income and Diluted Earnings per Share

Three months ended November 30, 2018 compared to three months ended November 30, 2017

Net income increased 19.8% to $84.3 million and diluted earnings per share (“EPS”) increased 22.6% to $2.17 for the three months ended November 30, 2018, compared to the same period a year ago. Net income and diluted EPS increased due to higher revenue from strong performances across our segments and workflow solutions, a reduction in the income tax provision primarily due to a decrease in our effective tax rate associated with the TCJA reform, partially offset by higher data costs, bad debt expense, employee compensation expense, including stock-based compensation, and higher interest expense associated with our outstanding debt. Diluted EPS also benefited from a $0.9 million reduction in our diluted weighted average shares outstanding mainly due to share repurchases.

Non-GAAP Financial Measures

To supplement the financial measures prepared in accordance with GAAP, we use non-GAAP financial measures including organic revenue, adjusted operating margin, adjusted net income and adjusted diluted earnings per share. The reconciliations of these non-GAAP financial measures to the most directly comparable financial measures calculated and presented in accordance with GAAP are show in the tables below. These non-GAAP financial measures should not be considered in isolation from, or as a substitute for or superior to, financial measures reported in accordance with GAAP. Moreover, these non-GAAP financial measures have limitations in that they do not reflect all the items associated with the operations of the business as determined in accordance with GAAP. Other companies may calculate similarly titled non-GAAP financial measures differently that we do, limiting the usefulness of those measures for comparative purposes.

Despite the limitations of these non-GAAP financial measures, we believe these adjusted financial measures and the information they provide are useful in viewing our performance using the same tools that management uses to gauge progress in achieving our goals. Adjusted measures may also facilitate comparisons to our historical performance.

The table below provides an unaudited reconciliation of revenues to organic revenues.

	Three Months Ended November 30,
(In thousands)	2018	2017	Change
Revenues	$351,640	$329,141	6.8%
Deferred revenue fair value adjustment(1)	1,350	2,719
Currency impact (foreign currency movements)(2)	140	—
Organic revenues	$353,130	$331,860	6.4%

(1)	Deferred revenue fair value adjustments from purchase accounting.

(2)	The impact from foreign currency movements over the past 12 months.

The table below provides an unaudited reconciliation of operating income, operating margin, net income and diluted EPS to adjusted operating income, adjusted operating margin, adjusted net income and adjusted diluted EPS. Details may not sum to total due to rounding.

	Three Months Ended November 30,
(In thousands, except per share data)	2018(1)	2017(2)	Change
Operating income	$100,539	$89,098	12.8%
Intangible asset amortization	5,893	6,158
Deferred revenue fair value adjustment	1,350	2,719
Other items	3,484	7,146
Adjusted operating income	$111,266	$105,121	5.8%
Adjusted operating margin	31.5%	31.7%

Net income	$84,296	$70,379	19.8%
Intangible asset amortization(3)	4,792	4,625
Deferred revenue fair value adjustment(4)	1,098	2,042
Other items(5)	2,832	5,367
Income tax items	(1,709)	(1,547)
Adjusted net income	$91,309	$80,866	12.9%

Diluted earnings per common share	$2.17	$1.77	22.6%
Intangible asset amortization	0.12	0.12
Deferred revenue fair value adjustment	0.03	0.05
Other items	0.07	0.14
Income tax items	(0.04)	(0.04)
Adjusted diluted earnings per common share	$2.35	$2.04	15.2%
Weighted average common shares (Diluted)	38,809	39,680

(1)

Operating income, net income and diluted EPS in the first quarter of fiscal 2019 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including severance, stock-based compensation expense acceleration, and professional fees related to infrastructure investments. Net income and diluted EPS in the first quarter of fiscal 2019 were also adjusted to exclude income tax benefits primarily related to the TCJA.

(2)

Operating income, net income and diluted EPS in the first quarter of fiscal 2018 were adjusted to exclude (i) intangible asset amortization (ii) deferred revenue fair value adjustments from purchase accounting, and (iii) other items including restructuring. Net income and diluted EPS in the first quarter of fiscal 2018 were also adjusted to exclude income tax benefits primarily from settlements with taxing authorities.

(3)	The intangible asset amortization was recorded net of a tax impact of $1.1 million in the first quarter of fiscal 2019 compared to $1.6 million for the first quarter of fiscal 2018.

(4)	The deferred revenue fair value adjustment was recorded net of a tax impact of $0.3 million in the first quarter of fiscal 2019 compared to $0.7 million for the first quarter of fiscal 2018.

(5)	The other items were recorded net of a tax impact of $0.7 million for the first quarter of fiscal 2019 compared with $1.8 million for the first quarter of fiscal 2018.

Liquidity

The table below, for the periods indicated, provides selected cash flow information:

	Three months ended November 30,
(in thousands)	2018	2017
Net cash provided by operating activities	$46,320	$61,143
Capital expenditures (1)	(9,526)	(5,912)
Free cash flow (2)	$36,794	$55,231
Net cash used in investing activities	$(7,309)	$(5,445)
Net cash used in financing activities	$(75,005)	$(30,814)
Cash and cash equivalents at end of period	$170,378	$221,933

(1)	Included in net cash used in investing activities during each fiscal period reported.

(2)	Free cash flow is defined as cash provided by operating activities, which includes the cash cost for taxes and changes in working capital, less capital expenditures.

Cash and cash equivalents aggregated to $170.4 million, or 12.5% of our total assets as of November 30, 2018, compared to $208.6 million, or 14.7% of our total assets as of August 31, 2018. Our Cash and cash equivalents decreased $38.2 million during the first quarter of fiscal 2019 due to cash outflows related to $64.7 million in share repurchases (which included $60.4 million under the existing share repurchase program and $4.3 million shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock), $24.3 million in dividend payments, $9.5 million of capital expenditures and $2.3 million from the effects of foreign currency fluctuation. These cash outflows were partially offset by cash inflows related to $46.3 million of net cash provided by operating activities, $14.0 million in proceeds from the exercise of employee stock options and $2.2 million net proceeds from equity investments.

Net cash used in investing activities was $7.3 million in the first three months of fiscal 2019, representing a $1.9 million increase from the same period a year ago. This increase was due primarily to higher capital expenditures of $3.6 million, offset by net proceeds from equity investments (net of purchases) of $1.8 million.

Net cash used in financing activities was $75.0 million in the first three months of fiscal 2019, representing a $44.2 million increase in cash used in financing activities. The increase in cash used in financing activities was primarily due to an increase in share repurchases of $33.0 million, a decrease in proceeds from employee stock plans of $8.2 million, and an increase in dividend payments of $2.6 million.

We expect that for at least the next 12 months, our operating expenses will continue to constitute a significant use of cash. As of November 30, 2018, our total Cash and cash equivalents worldwide was $170.4 million with $574.8 million in outstanding borrowings (net of $0.2 million of unamortized debt issuance costs). Approximately $40.1 million of our total available Cash and cash equivalents is held in bank accounts located within the U.S., $93.7 million in Europe (predominantly within the UK, France, and Germany) and the remaining $36.6 million is held in the Asia Pacific segment. We believe our liquidity (including cash on hand, cash from operating activities and other cash flows that we expect to generate) within each geographic segment will be sufficient to meet our short-term and long-term operating requirements, as they occur, including working capital needs, capital expenditures, dividend payments, stock repurchases, growth objectives and other financing activities. In addition, we expect existing foreign cash, cash equivalents and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as capital expenditures, for at least the next 12 months, and thereafter, for the foreseeable future.

Free cash flow generated in the three months ended November 30, 2018 was $36.8 million, a decrease of 33.4% compared to a year ago. Free cash flow is the result of $84.3 million of net income, $22.1 million of non-cash items, decreased by both $60.1 million of working capital changes and $9.5 million in capital expenditures. The year over year decrease to free cash flow was primarily driven by higher net working capital balances and an increase in capital expenditures, partially offset by an increase to net income. Net working capital balances increased year over year due to the timing of both supplier payments and payroll, and an increase in our days sales outstanding (“DSO”) to 42 days compared to 40 days in the same period a year ago.

Capital Resources

Capital Expenditures

Capital expenditures in the first quarter of fiscal 2019 were $9.5 million, compared with $5.9 million a year ago. Capital expenditures of $6.4 million, or 67%, were primarily related to corporate infrastructure investments, additional server equipment for our data centers located in New Jersey and Virginia, as well as computers and peripherals for new office space primarily in India. The remainder of our capital expenditures was primarily for the build out of office space, with $2.9 million related to India.

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

All outstanding loan amounts are reported as Long-term debt within the consolidated balance sheet, presented net of related loan origination fees at November 30, 2018. The loan origination fees are amortized into interest expense over the term of the loan using the effective interest method. During the three months ended November 30, 2018 and 2017, we recorded interest expense of $4.7 million and $3.4 million on our outstanding debt amounts, respectively. As of November 30, 2018, no commitment fee was owed by us since we borrowed the full amount under the 2017 Credit Agreement.

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

In addition, the 2017 Credit Agreement required that we maintain a consolidated leverage ratio, as measured by total funded debt/EBITDA below a specified level as of the end of each fiscal quarter. We were in compliance with all the covenants of the 2017 Credit Agreement as of November 30, 2018 and August 31, 2018.

As of November 30, 2018, the fair value of our long-term debt was $575.0 million, which we believe approximated the carrying amount as the terms and interest rates approximate market rates given its floating interest rate basis.

Letters of Credit

From time to time, we are required to obtain letters of credit in the ordinary course of business. Approximately $1.1 million of standby letters of credit have been issued in connection with our leased office spaces as of November 30, 2018. These standby letters of credit contain covenants that, among other things, require us to maintain minimum levels of consolidated net worth and certain leverage and fixed charge ratios. As of November 30, 2018, and August 31, 2018, we were in compliance with all covenants contained in the standby letters of credit.

Foreign Currency

Foreign Currency Exposure

Certain wholly owned subsidiaries within the European and Asia Pacific segments operate under a functional currency different from the U.S. dollar. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average exchange rates for revenue and expenses. Translation gains and losses that arise from translating assets, liabilities, revenue and expenses of foreign operations are recorded in accumulated other comprehensive (loss) income as a component of stockholders’ equity.

Over the next 12 months, our non-U.S. dollar denominated revenue expected to be recognized are estimated to be $91.3 million while our non-U.S. dollar denominated expenses are estimated to be $328.6 million, which translates into a net foreign currency exposure of $237.3 million. Our foreign currency exchange exposure is related to our operating expense base in countries outside the U.S., where 75% of our employees were located as of November 30, 2018. During the first three months of fiscal 2019, foreign currency movements increased operating income by $1.7 million, compared to $0.1 million a year ago.

Foreign Currency Hedges

As of November 30, 2018, we maintained the following foreign currency forward contracts to hedge our exposures:

●	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of our Philippine Peso exposure through the fourth quarter of fiscal 2020.

●

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019, 50% of our exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020, and 25% of our exposure from the third quarter of fiscal 2020 through the end of the fourth quarter of fiscal 2020.

●	Euro – foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the third quarter of fiscal 2019.

As of November 30, 2018, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.4 billion, to purchase Indian Rupees with U.S. dollars was Rs. 3.0 billion, to purchase Euros with U.S. dollars was € 14.3 million and to purchase British Pound Sterling with U.S. dollars was £ 9.1 million.

There were no other outstanding foreign currency forward contracts as of November 30, 2018. A loss on derivatives of $0.4 million was recorded into operating income during the first quarter of fiscal 2019, compared to a gain of $0.8 million in the prior year period.

Off-Balance Sheet Arrangements

At November 30, 2018 and August 31, 2018, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing, other debt arrangements, or other contractually limited purposes.

Share Repurchase Program

Repurchases will be made from time to time in the open market and privately negotiated transactions, subject to market conditions. In the first quarter of fiscal 2019, we repurchased 275,000 shares for $60.4 million under our existing share repurchase program. Over the last 12 months, we have returned $429.0 million to stockholders in the form of share repurchases and dividends. As of November 30, 2018, $181.3 million is available for future share repurchases under the existing share repurchase program.

Contractual Obligations

Fluctuations in our operating results, the degree of success of our accounts receivable collection efforts, the timing of tax and other payments, as well as necessary capital expenditures to support growth of our operations will impact our liquidity and cash flows in future periods. The effect of our contractual obligations on our liquidity and capital resources in future periods should be considered in conjunction with the factors mentioned here. As of August 31, 2018, we had total purchase commitments of $79.0 million. There were no material changes in our purchase commitments during the first three months of fiscal 2019.

On February 14, 2018, we entered a new lease to relocate our corporate headquarters to 45 Glover Avenue in Norwalk, Connecticut. The new location will comprise approximately 173,000 square feet of office space. We will take possession of the newly leased property on or around January 1, 2019 for fit-out purposes. We will continue to occupy our existing headquarters space until the new headquarters property is ready for occupancy, currently estimated to be in the second quarter of fiscal 2020.

Including new lease agreements executed during fiscal 2019, our worldwide leased office space is approximately 1,750,000 square feet as of November 30, 2018, remaining constant since August 31, 2018. Future minimum commitments for our operating leases in place as of November 30, 2018 totaled $397.5 million, which is comparable to $407.8 million as of August 31, 2018.

As disclosed earlier in the Capital Resources section of this MD&A, we entered into the 2017 Credit Agreement on March 17, 2017 and borrowed $575.0 million.

There were no other significant changes to our contractual obligations during the first three months of fiscal 2019.

Dividends

On November 13, 2018, our Board of Directors approved a regular quarterly dividend of $0.64 per share. The cash dividend of $24.4 million was paid on December 18, 2018, to common stockholders of record at the close of business on November 30, 2018. Future cash dividends will depend on our earnings, capital requirements, financial condition and other factors considered relevant by us and is subject to final determination by our Board of Directors.

Significant Accounting Policies and Critical Accounting Estimates

We describe our significant accounting policies in Note 3, Summary of Significant Accounting Policies, of the notes to our consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018.

We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. There were no significant changes in our accounting policies or critical accounting estimates during the first three months of fiscal 2019.

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

Shift from Active to Passive Investment Management

Approximately 83.9% of our ASV is derived from our investment management clients. The prosperity of these clients is tied to equity assets under management. An equity market decline not only depresses assets under management but also could cause a significant increase in redemption requests to move money out of equities and into other asset classes. Moreover, a shift from active investment management to passive investment management can result in lower demand for our services. Our investment banking clients that provide M&A advisory work, capital markets services and equity research, account for approximately 16.1% of our ASV. A significant portion of this revenue relates to services deployed by large, bulge-bracket banks. Credit continues to impact many of the large banking clients due to the amount of leverage deployed in past operations. Our clients could also encounter similar issues. A lack of confidence in the global banking system could cause declines in M&A funded by debt. Additional uncertainty, consolidation and business failures in the global investment banking sector could adversely affect our financial results and future growth. Regardless, the size of banks in general is shrinking as they deleverage their balance sheets and adjust their expense bases to future revenue opportunities. Our revenue may decline if banks, including those involved in merger activity, significantly reduce headcount in the areas of corporate M&A, capital markets and equity research to compensate for the challenges faced by other departments.

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

MiFID II

In the European Union, the new version of the Markets in Financial Instruments Directive, also known as “MiFID II”, became effective in January 2018. The main purpose of this initiative was to ensure fairer, safe and more efficient markets and facilitate greater transparency for all participants. The Research workflow is one area where both buy-side and sell-side clients have seen and will continue to see significant change requirements as a result MiFID II inducement rules. The goal of the new legislative framework is to strengthen investor protection and improve the functioning of financial markets, making them more efficient, resilient and transparent. New reporting requirements and tests will increase the amount of information available and reduce the use of dark pools and OTC trading. MiFID II requirements have meant pricing models and business practices have had to adapt significantly. We will continue to evaluate our own risks and uncertainty related to MiFID II and partner with our clients to help them navigate these new rules. However, recently we have noticed a substantial interest in our Research workflow, which is part of the opportunity for us, but more importantly, allows our clients to leverage our technology solutions for MiFID II compliance.

Forward-Looking Factors

Forward-Looking Statements

In addition to current and historical information, this Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements based on management’s current expectations, estimates, forecast and projections about industries in which we operate and the beliefs and assumptions of management. All statements that address expectations, guidance, outlook or projections about the future, including statements about our strategy for growth, product development, revenue, future financial results, anticipated growth, market position, subscriptions, expected expenditures, trends in our business and financial results, are forward-looking statements. Forward-looking statements may be identified by words like “expects,” “believes”, “anticipates,” “plans,” “intends,” “estimates”, “projects,” “should,” “indicates,” “continues,” “may” and similar expressions. These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions. Many factors, including those discussed more fully elsewhere in this Quarterly Report on Form 10-Q or in any of our other filings with the Securities and Exchange Commission, could cause results to differ materially from those stated. These factors include, but are not limited to: the ability to integrate newly acquired companies, clients and businesses; strains on resources as a result of growth, the volatility and stability of global securities markets, including declines in equity or fixed income returns impacting the buying power of investment management clients; the ability to hire and retain qualified personnel; the maintenance of our leading technological position and reputation; failure to maintain or improve our competitive position in the marketplace; fraudulent, misappropriation or unauthorized data access, including cyber-security and privacy breaches; failures or disruptions of telecommunications, data centers, network systems, facilities, or the Internet; uncertainty, consolidation and business failures in the global investment banking industry; the continued shift from active to passive investing, the negotiation of contract terms with vendors, data suppliers and landlords; the retention of clients and the attraction of new ones; the absence of U.S. or foreign governmental regulation restricting international business; the unfavorable resolution of tax assessments and legal proceedings; and legislative and regulatory changes in the environments in which we and our clients operate. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

We intend that all forward-looking statements we make will be subject to safe harbor protection of the federal securities laws as found in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

These statements involve certain known and unknown risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those listed in this MD&A above and those listed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this Quarterly Report to reflect actual results or future events or circumstances.

Business Outlook

The following forward-looking statements reflect our expectations as of September 25, 2018. Given the number of risk factors, uncertainties and assumptions discussed in Part 1 Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended August 31, 2018, actual results may differ materially. We do not intend to update our forward-looking statements until our next quarterly results announcement, other than in publicly available statements.

Fiscal 2019 Expectations:

-	Organic ASV plus professional services is expected to increase in the range of $75.0 million and $90.0 million over fiscal 2018.

-	GAAP Revenues are expected to be in the range of $1.41 billion and $1.45 billion.

-	GAAP operating margin is expected to be in the range of 29.0% and 30.0%. Adjusted operating margin is expected to be in the range of 31.5% and 32.5%.

-	FactSet’s annual effective tax rate is expected to be in the range of 17.5% and 18.5%, primarily as a result of the TCJA.

-

GAAP diluted EPS is expected to be in the range of $8.70 and $8.90. Adjusted diluted EPS is expected to be in the range of $9.45 and $9.65. The midpoint of this guidance represents a 12% growth over the prior year.

Both GAAP operating margin and GAAP diluted EPS guidance do not include certain effects of any non-recurring benefits or charges that may arise in fiscal 2019.

Business Developments

Planned Departure of Chief Human Resources Officer (“CHRO”) and Announcement of Successor

In July 2018, we announced that Edward Baker-Greene, the Company’s Chief Human Resources Officer (“CHRO”), would depart FactSet as of November 30, 2018. Daniel Viens was appointed as the new CHRO, effective December 1, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are exposed to foreign currency exchange risk that could impact our financial position and results of operations.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, Japanese Yen and Philippine Peso. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenue and expenses. Over the next 12 months, our non-U.S. dollar denominated revenue expected to be recognized are estimated to be $91.3 million while our non-U.S. dollar denominated expenses are estimated to be $328.6 million, which translates into a net foreign currency exposure of $237.3 million. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase. To manage the exposures related to the effects of foreign exchange rate fluctuations, we utilize derivative instruments (foreign currency forward contracts). By their nature, all derivative instruments involve, to varying degrees, elements of market and credit risk. The market risk associated with these instruments resulting from currency exchange movements is expected to offset the market risk of the underlying transactions, assets and liabilities being hedged. We do not believe there is significant risk of loss in the event of non-performance by the counterparties associated with these instruments because these transactions are executed with a major financial institution. Further, our policy is to deal with counterparties having a minimum investment grade or better credit rating. Credit risk is managed through the continuous monitoring of exposures to such counterparties. Our primary objective in holding derivatives is to reduce the volatility of earnings associated with changes in foreign currency.

Foreign Currency Hedges

As of November 30, 2018, we maintained the following foreign currency forward contracts to hedge our exposures:

●	Philippine Peso – foreign currency forward contracts to hedge approximately 75% of our Philippine Peso exposure through the fourth quarter of fiscal 2020.

●

Indian Rupee – foreign currency forward contracts to hedge approximately 75% of our Indian Rupee exposure through the third quarter of fiscal 2019, 50% of our exposure from the fourth quarter of fiscal 2019 through the end of the second quarter of fiscal 2020, and 25% of our exposure from the third quarter of fiscal 2020 through the end of the fourth quarter of fiscal 2020.

●	Euro – foreign currency forward contracts to hedge approximately 50% of our Euro exposure through the third quarter of fiscal 2019.

●	British Pound Sterling – foreign currency forward contracts to hedge approximately 50% of our British Pound Sterling exposure through the third quarter of fiscal 2019.

As of November 30, 2018, the gross notional value of foreign currency forward contracts to purchase Philippine Pesos with U.S. dollars was PHP 2.4 billion, to purchase Indian Rupees with U.S. dollars was Rs. 3.0 billion, to purchase Euros with U.S. dollars was € 14.3 million and to purchase British Pound Sterling with U.S. dollars was £ 9.1 million. There were no other outstanding foreign currency forward contracts as of November 30, 2018.

A loss on derivatives of $0.4 million was recorded into operating income during the first quarter of fiscal 2019, compared to a gain on derivatives of $0.8 million in the prior year period. The gains and losses on foreign currency forward contracts mitigate the variability in operating expenses associated with currency movements. These transactions are designated and accounted for as cash flow hedges in accordance with applicable accounting guidance. The changes in fair value for these foreign currency forward contracts are initially reported as a component of accumulated other comprehensive loss and subsequently reclassified into operating expenses when the hedged exposure affects earnings. The related cash flow impacts of all our derivative activities are reflected as cash flows from operating activities.

A sensitivity analysis was performed based on the estimated fair value of all foreign currency forward contracts outstanding at November 30, 2018. If the U.S. dollar had been 10% weaker, the fair value of outstanding foreign currency forward contracts would have increased by $14.0 million, which would have had an immaterial impact on our consolidated balance sheet. Such a change in fair value of our financial instruments would be substantially offset by changes in our expense base. Had we not had any hedges in place as of November 30, 2018, a hypothetical 10% weaker U.S. dollar against all foreign currencies from the quoted foreign currency exchange rates at November 30, 2018, would have resulted in a decrease in operating income by $7.3 million over the next 12 months. A hypothetical 10% weaker U.S. dollar against all foreign currencies at November 30, 2018 would have increased the fair value of total assets by $61.7 million and equity by $56.7 million.

Volatility in the British Pound Sterling exchange rate is expected to continue in the short term as the UK negotiates its exit from the European Union. In the longer term, any impact from Brexit will depend on, in part, on the outcome of tariff, regulatory and other negotiations.

Interest Rate Risk

Cash and Cash Equivalents

The fair market value of our cash and investments at November 30, 2018 was $197.8 million. Our Cash and cash equivalents consist of demand deposits and money market funds with original maturities of three months or less and are reported at fair value. Our investments consist of both mutual funds and certificates of deposit as both are part of our investment strategy. These mutual funds and certificates of deposit are included as Investments (short-term) on our consolidated balance sheet as the mutual funds can be liquidated at our discretion and the certificates of deposit have original maturities greater than three months, but less than one year. The mutual funds and certificates of deposit are held for investment and are not considered debt securities. It is anticipated that the fair market value of our cash and investments will continue to be immaterially affected by fluctuations in interest rates. Preservation of principal is the primary goal of our cash and investment policy. Pursuant to our established investment guidelines, we try to achieve high levels of credit quality, liquidity and diversification. Our investment guidelines do not permit us to invest in puts, calls, strips, short sales, straddles, options, commodities, precious metals, futures or investments on margin. Because we have a restrictive investment policy, our financial exposure to fluctuations in interest rates is expected to remain low. We do not believe that the value or liquidity of our cash and investments have been significantly impacted by current market events.

Debt

As of November 30, 2018, the fair value of our long-term debt was $575.0 million, which approximated its carrying amount and was determined based on quoted market prices for debt with a similar maturity. It is anticipated that the fair market value of our debt will continue to be immaterially affected by fluctuations in interest rates and we do not believe that the value of our debt has been significantly impacted by current market events. The debt bears interest on the outstanding principal amount at a rate equal to the daily LIBOR rate plus a spread using a debt leverage pricing grid currently at 1.00%. During the three months ended November 30, 2018 and 2017, we recorded interest expense of $4.7 million and $3.4 million, respectively, on our outstanding debt amounts. Assuming all terms of our outstanding long-term debt remained the same, a hypothetical 25 basis point change (up or down) in the one-month LIBOR rate would result in a $1.4 million change to our annual interest expense.

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information set forth under Note 17, Commitments and Contingencies, contained in the notes to the consolidated financial statements of this Quarterly Report on Form 10-Q is incorporated by reference in answer to this Item.

ITEM 1A. RISK FACTORS

There were no material changes during the first three months of fiscal 2019 to the risk factors identified in the Company’s fiscal 2018 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable as there have been no unregistered sales of equity securities.

(c) Issuer Purchases of Equity Securities (in thousands, except per share data)

The following table provides a month-to-month summary of the share repurchase activity during the three months ended November 30, 2018:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares (or approximate dollar value) that may yet be purchased under the plans or programs (in US$)(2)

September 2018	15,000	$224.48	15,000	$238,383
October 2018	253,735	$219.31	250,000	$183,549
November 2018	25,615	$222.70	10,000	$181,309
Total	294,350		275,000

(1)	Includes 275,000 shares purchased under the existing stock repurchase program, as well as 19,350 shares repurchased from employees to cover their cost of taxes upon vesting of restricted stock.
(2)

Repurchases may be made from time to time in the open market and privately negotiated transactions, subject to market conditions. No minimum number of shares to be repurchased has been fixed. There is no timeframe to complete the repurchase program and it is expected that share repurchases will be paid using existing and future cash generated by operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	EXHIBITS

The information required by this Item is set forth below.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FACTSET RESEARCH SYSTEMS INC.
(Registrant)

Date: January 9, 2019	/s/ HELEN L. SHAN
Helen L. Shan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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